Form 10-K
period 1993-12-31
TAMPA ELECTRIC CO
filed 1994-03-31
CIK 96271

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
     (Mark One)
       X Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the fiscal year ended December 31, 1993

                                       OR

               Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the transition period from _________ to ________ Commission File Number 1-5007

                             TAMPA ELECTRIC COMPANY
             (Exact name of registrant as specified in its charter)

                 FLORIDA                             59-0475140
     (State or other jurisdiction of              (I.R.S. Employer
     incorporation or organization)               Identification Number)

               TECO Plaza
          702 N. Franklin Street
             Tampa, Florida                             33602
          (Address of principal                       (Zip Code)
            executive offices)

     Registrant's telephone number, including area code: (813)228-4111

     Securities registered pursuant to Section 12(b) of the Act:  NONE

     Securities registered pursuant to Section 12(g) of the Act:  NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                             YES    X    NO

     Indicate  by check mark if disclosure of delinquent filers pursuant to
     Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of
     this Form 10-K or any amendment to this Form 10-K.   X

     The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 28, 1994 was zero.

     As  of February  28, 1994,  there were 10  shares of  the registrant's
     common  stock  issued   and  outstanding,  all  of  which  were  held,
     beneficially and of record, by TECO Energy, Inc.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                     PART I

     Item 1.  BUSINESS.

          Tampa Electric Company (Tampa Electric or the company) was incorporated in Florida in 1899 and was reincorporated in 1949. As a result of restructuring in 1981, the company became a subsidiary of TECO Energy, Inc. (TECO Energy), a diversified energy-related holding company. The company is a public utility operating wholly within the state of Florida and is engaged in the generation, purchase, transmission, distribution and sale of electric energy. The retail territory served comprises an area of about 2,000 square miles in West Central Florida, including substantially all of Hillsborough County and parts of Polk, Pasco and Pinellas Counties and has an estimated population of over one million. The principal communities served are Tampa, Winter Haven, Plant City and Dade City. In addition, the company engages in wholesale sales to other utilities which consist of broker economy, requirements and other types of service of varying duration and priority. The company has three electric generating stations in or near Tampa and two electric generating stations located near Sebring, a city located in Highlands County in South Central Florida.

          The company at Dec. 31, 1993 had 3,215 employees, of which 1,295 were represented by the International Brotherhood of Electrical Workers (IBEW) and 382 by the Office and Professional Employees International Union.

          In 1993, approximately 44 percent of the company's total operating revenue was generated from residential sales, 29 percent from commercial sales, 10 percent from industrial sales and 17 percent from other sales including bulk power sales for resale. See the detail of revenue per customer class on page 20.

          No material part of the company's business is dependent upon a single customer or a few customers, the loss of any one or more of whom would have a materially adverse effect on the company, except that 8 customers in the phosphate industry accounted for 5 percent of operating revenues in 1993.

          The company's business is not a seasonal one, but winter peak loads are experienced due to fewer daylight hours and colder temperatures, and summer peak loads are experienced due to use of air conditioning and other cooling equipment.


     Regulation

          The retail operations of the company are regulated by the Florida Public Service Commission (FPSC), which has jurisdiction over retail rates, the quality of service, issuances of securities, planning, siting and construction of facilities, accounting and depreciation practices and other matters.

          The company is also subject to regulation by the Federal Energy Regulatory Commission (FERC) in various respects including wholesale power sales, certain wholesale power purchases, transmission services and accounting and depreciation practices.

          Federal, state and local environmental laws and regulations cover air quality, water quality, land use, power plant, substation and transmission line siting, noise and aesthetics, solid waste and other environmental matters. See Environmental Matters on pages 6 and 7.

          TECO Transport & Trade Corporation (TECO Transport) and TECO Coal Corporation (TECO Coal), subsidiaries of TECO Energy, sell coal transportation services and coal to the company and to third parties. The transactions between the company and these affiliates and the prices paid by the company are subject to regulation by the FPSC and FERC and any charges deemed to be imprudently incurred would not be allowed to be passed on to the company's customers. See Utility Regulation on pages 14 and 15.

          The company's retail business is substantially free from direct competition with other electric utilities, municipalities and public agencies. However, greater levels of competition, particularly in the wholesale business, are developing and may have some impact on the company.


     Retail Pricing

          The FPSC's pricing objective is to set rates at a level that allows the utility to collect total revenues (revenue requirements) equal to its cost of providing service, including a reasonable return on invested capital.

          The basic costs, other than fuel and purchased power, of providing electric service are recovered through base rates, which are designed to recover the costs of owning, operating and maintaining the utility system. These costs include operations and maintenance expenses, depreciation and taxes, as well as a return on the company's investment in assets used and useful in providing electric service (rate base). The rate of return on rate base is intended to approximate the company's weighted cost of capital, which includes its costs for debt and preferred stock, deferred income taxes at a zero cost rate and an allowed return on common equity. Base prices are determined in price setting hearings that occur at irregular intervals at the initiative of the company, the FPSC or other parties.

          Fuel and certain purchased power costs are recovered through levelized monthly charges established pursuant to the FPSC's fuel adjustment and cost recovery clauses. These charges, which are reset semi-annually in an FPSC hearing, are based on estimated costs of fuel and purchased power and estimated customer usage for the ensuing six-month period, with a true-up adjustment to reflect the variance of actual costs from the projected charges for prior periods.

          The FPSC may disallow recovery of any costs that it considers imprudently incurred.

          Certain non-fuel costs and the accelerated recovery of the costs of conversion from oil-fired to coal-fired generation at the company's Gannon Station are recovered through the FPSC's oil backout clause. Accelerated recovery of this project's costs is obtained through accelerated depreciation, which is permitted in an amount equal to two-thirds of the fuel savings of the project. The remaining one-third of the savings is realized on a current basis by customers through the fuel adjustment clause. Prior to Oct. 27, 1992, the company had assigned its right to the oil backout tariffs to the Gannon Project Trust, the owner of the conversion assets. On Oct. 27, 1992, pursuant to FPSC approval, the Gannon Project Trust was terminated and the Trust's net assets and debt were placed on the company's balance sheet. Amounts collected in periods subsequent to Oct. 27, 1992, under the oil backout tariff are included in the company's operating revenues and continue to have no effect on net income. See further discussion in Note A page 25.


     Fuel

          About 98 percent of the company's generation for 1993 was from its coal-fired units. The same level is anticipated for 1994.

          The company's average fuel cost per million BTU and average cost per ton of coal burned have been as follows:


          Average cost
           per million BTU:              1993    1992    1991    1990    1989

           Coal                        $ 2.26  $ 2.23  $ 2.22  $ 2.11  $ 2.02
           Oil                         $ 2.69  $ 2.76  $ 3.21  $ 5.21  $ 4.35
           Gas                         $ 3.52  $ 2.43  $ 1.98      --      --
           Composite                   $ 2.27  $ 2.24  $ 2.25  $ 2.14  $ 2.03

          Average cost per ton of
            coal burned                $54.55  $53.65  $53.87  $51.07  $49.30


          The company's Gannon Station burns low-sulfur coal; Big Bend Station burns coal of a somewhat higher sulfur content; Hookers Point Station burns low-sulfur oil; Phillips Station burns oil of a somewhat higher sulfur content; and Dinner Lake Station, which was placed on long-term reserve standby in March 1994, burns natural gas and oil.

          Coal. The company burned approximately 6.6 million tons of coal during 1993 and estimates that its coal consumption will be 7 million tons for 1994. During 1993, the company purchased approximately 74 percent of its coal under long-term contracts with five suppliers and 26 percent of its coal in the spot market and under intermediate-term purchase agreements. About one-third of the company's 1993 coal requirements were supplied by TECO Coal. During December 1993, the average delivered cost of coal (including transportation) was $51.61 per ton, or $2.13 per million BTU. The company expects to obtain approximately 80 percent of its coal requirements in 1994 under long-term contracts with six suppliers, with the remaining 20 percent available either in the spot market or under intermediate-term purchase agreements. The company's long-term coal contracts provide for revisions in the base price to reflect changes in a wide range of cost factors and for suspension or reduction of deliveries if environmental regulations should prevent the company from burning the coal supplied, provided that a good faith effort has been made to continue burning such coal. The company estimates that about one-third of its 1994 coal requirements will be supplied by TECO Coal. For information concerning transactions with affiliated companies, see Related Party Transactions on page 32.

          In 1993, about 72 percent of the company's coal supply was deep-mined and approximately 28 percent was surface-mined. Federal surface-mining laws and regulations have not had any material adverse impact on the company's coal supply or results of its operations. The company, however, cannot predict the effect on the market price of coal of any future mining laws and regulations. Although there are reserves of surface-mineable coal dedicated by suppliers to the company's account, high quality coal reserves in Kentucky that can be economically surface-mined are being depleted and in the future more coal will be deep-mined. This trend will not necessarily result in a substantial increase in costs to the company.

          Oil. The company has a supply agreement through Aug. 31, 1994 for No. 2 fuel oil and a supply agreement through Aug. 31, 1994 for No. 6 fuel oil for its four combustion turbine units and Hookers Point Station at prices based on Gulf Coast Cargo spot prices. The company has a supply agreement through July 31, 1994 for No. 6 fuel oil for Phillips Station at a price based on Gulf Coast Cargo spot prices. The price for No. 2 fuel oil deliveries taken in December 1993 was $25.74 per barrel, or $4.44 per million BTU. The price for the higher sulfur No. 6 fuel oil deliveries taken in December 1993 was $12.33 per barrel, or $1.95 per million BTU.

          Gas. The company has supply agreements through Oct. 31, 2000 for natural gas for its Dinner Lake Station, was placed on long-term reserve standby. The price for natural gas deliveries taken in September 1993 was $3.51 per million cubic feet, or $3.51 per million BTU. There were no natural gas deliveries taken in the fourth quarter of 1993.

     Franchises

          The company holds franchises and other rights that, together with its charter powers, give it the right to carry on its retail business in the localities it serves. The franchises are irrevocable and are not subject to amendment without the consent of the company although, in certain events, they are subject to forfeiture.

          Florida municipalities are prohibited from granting any franchise for a term exceeding 30 years. If a franchise is not renewed by a municipality, the franchisee has the statutory right to require the municipality to purchase any and all property used in connection with the franchise at a valuation to be fixed by arbitration. In addition, all of the municipalities except for the cities of Tampa and Winter Haven have reserved the right to purchase the company's property used in the exercise of its franchise, if the franchise is not renewed.

          The company has franchise agreements with 13 incorporated municipalities within its retail service area. These agreements have various expiration dates starting in October 1994 and extending through September 2021, including the City of Tampa, which expires in August 2006 and the City of Oldsmar, which expires in October 1994. The company has no reason to believe that any of these franchises, including the Oldsmar franchise, will not be renewed.

          Franchise  fees   payable   by   the   company,   which   totaled
     $18.8 million in 1993, are calculated using a formula based primarily on electric revenues.

          Utility operations in Hillsborough, Pasco, Pinellas and Polk Counties outside of incorporated municipalities are conducted in each case under one or more permits to use county rights-of-way granted by the county commissioners of such counties. There is no law limiting the time for which such permits may be granted by counties. There are no fixed expiration dates for the Hillsborough County and Pinellas County agreements. The agreements covering electric operations in Pasco and Polk counties expire in September 2033 and March 2005, respectively.


     Environmental Matters

          The company's operations are subject to county, state and federal environmental regulations. The Hillsborough County Environmental Protection Commission and the Florida Environmental Regulation Commission are responsible for promulgating environmental regulations and coordinating most of the environmental regulation functions performed by the various departments of state government. The Florida Department of Environmental Protection (FDEP) is responsible for the administration and enforcement of the state regulations. The U.S. Environmental Protection Agency (EPA) is the primary federal agency with environmental responsibility.

          The company has all required environmental permits. In addition, a monitoring program is in place to assure compliance with permit conditions. The company has been identified as one of numerous potentially responsible parties with respect to nine Superfund Sites. The company expects that its liability in connection with these sites will not be material.

          Expenditures. During the five years ended Dec. 31, 1993, the company spent $49.1 million on capital additions to meet environmental requirements, including $8 million for the Polk Power Station project. Environmental expenditures are estimated at $44 million for 1994 and $150 million in total for 1995-1998, including, respectively, $32 million and $106 million for the planned Polk Power Station. These totals exclude amounts required to comply with the 1990 amendments to the Clean Air Act. The FPSC has adopted an environmental cost recovery clause that the company believes would allow it to recover the cost of future significant environmental programs.

          The company plans to comply with the Phase I emission limitations in 1995 imposed by the Clean Air Act by using blends of lower-sulfur coal. The cost of compliance with Phase I is expected to increase prices less than 3 percent. There is little capital investment associated with fuel blending.

          In connection with its Phase I compliance plan, the company has entered into a long-term contract for the purchase of low-sulfur coal beginning in mid-1994. The company is also evaluating the use of purchased sulfur dioxide allowances as a minor component of its overall compliance strategy.

          If limited to today's technology, to comply with Phase II emission standards set for 2000, the company would likely have to add either one or two scrubbers. The aggregate effect of Phase I and Phase II compliance on the utility's price structure is estimated to be 5 percent or less.

     Item 2.  PROPERTIES.

          The company believes that its physical properties are adequate to carry on its business as currently conducted. The properties are generally subject to liens securing long-term debt.

          The company had five electric generating plants and four combustion turbine units with a total net generating capability at Dec. 31, 1993 of 3,309 megawatts (MWs), including Big Bend (1,687-MW capability for four coal units), Gannon (1,171-MW capability for six coal units), Hookers Point (212-MW capability for five oil units), Dinner Lake (11-MW capability for one natural gas unit), Phillips (34-MW capability for two diesel units) and four combustion turbine units located at Big Bend and Gannon stations (194 Mws). Capability as used herein represents the demonstrable dependable load carrying abilities of the generating units during peak periods as proven under actual operating conditions. Units at Hookers Point went into service from 1948 to 1955, at Gannon from 1957 to 1967, and at Big Bend from 1970 to 1985. In 1991, the company purchased two power plants (Dinner Lake and Phillips) from the Sebring Utilities Commission (Sebring). Dinner Lake and Phillips were placed in service by Sebring in 1966 and 1983, respectively. In March 1994, Dinner Lake Station was placed on long-term reserve standby.

          The company owns approximately 4,350 acres of mined-out land located in Polk County, Florida. This site will accommodate the planned Polk Unit One electric power plant and also the projected additional generating capacity that will be required in 2001 and beyond. Polk Unit One is discussed further under Capital Expenditures on pages 13 and 14.

          The company owns 179 substations having an aggregate transformer capacity of 15,208,000 KVA. The transmission system consists of approximately 1,182 pole miles of high voltage transmission lines, and the distribution system consists of 6,755 pole miles of overhead lines and 2,283 trench miles of underground lines. As of Dec. 31, 1993, there were 482,447 meters in service. All of the foregoing property is located within Florida.

          All plants and important fixed assets are held in fee except that title to some of the properties are subject to easements, leases, contracts, covenants and similar encumbrances and minor defects, of the nature common to properties of the size and character of those of the company.

          The company has easements for rights-of-way adequate for the maintenance and operation of most of its electrical transmission and distribution lines that are not constructed upon public highways, roads and streets. It has the power of eminent domain under Florida laws for the acquisition of any such rights-of-way for the operation of transmission and distribution lines. Transmission and distribution lines located in public ways are maintained under franchises or permits.

          The company has a long-term lease for the office building in downtown Tampa, Florida, that serves as its headquarters.


     Item 3.  LEGAL PROCEEDINGS.

          None.


     Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          No matter was submitted during the fourth quarter of 1993 to a vote of the company's security holders through the solicitation of proxies or otherwise.

                                     PART II


     Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

          All of the company's common stock is owned by TECO Energy, Inc., and hence there is no market for the stock.

          The company pays dividends substantially equal to its net income applicable to common stock to TECO Energy. Such dividends totaled $102.4 million for 1993 and $106.4 million for 1992. See Note C on page 27 for a description of restrictions on dividends on the company's common stock.


     Item 6.  SELECTED FINANCIAL DATA.

     (millions of dollars)
     Year ended
      Dec. 31,             1993       1992       1991       1990       1989

     Operating
       revenues        $1,041.3   $1,005.8   $  987.5   $  939.8   $  934.6
     Net income        $  106.6   $  110.8   $  107.4   $  108.2   $  109.7
     Total assets      $2,199.6   $2,108.3   $1,994.5   $1,918.8   $1,886.1
     Long-term debt    $  611.1   $  595.1   $  513.7   $  513.9   $  514.5
     Preferred stock-
       Redemption
       required              --         --         --         --   $    6.0

     Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     EARNINGS SUMMARY

          Tampa Electric's net income for 1993 of $106.6 million was 4 percent lower than for 1992 due to a $10 million non-recurring coal settlement charge described in the Other Income (Expense) section.
          In 1992, net income grew 3 percent to $110.8 million from $107.4 million in 1991 due to higher non-fuel revenues from sales to other utilities, lower interest expense and a continued commitment to cost containment.

     OPERATING RESULTS

          Operating income was level in 1993 after increasing in 1992. Higher base revenues in 1993 associated with retail customer growth of
     1.7 percent and a retail price increase were partially offset by higher operating expenses. The improvement in 1992 operating income resulted from increased sales to other utilities and retail customer growth, partially offset by higher operating expenses.
          Upon termination of the Gannon Project Trust on Oct. 27, 1992, the revenues and expenses associated with an oil backout cost recovery tariff were included in the financial statements. These revenues, which were exactly offset by associated expenses, amounted to $11.5 million in 1993 and $1.8 million in 1992. The Trust was established in 1983 to fund the conversion of Gannon Station Units One through Four from oil-fired to coal-fired generation. The Florida Public Service Commission (FPSC) approved a specific oil backout cost recovery tariff related to this project.

                                  1993 Change      1992 Change      1991
     (millions of dollars)

     Operating revenues       $1,041.3   3.5%  $1,005.7   1.8%    $987.5
     Operating expenses          887.2   4.1%     852.5   2.1%     835.3

     Operating income         $  154.1    .5%  $  153.2    .7%    $152.2


     Operating Revenues
          Operating revenues rose in both 1993 and 1992 with retail customer growth of 1.7 percent and 1.5 percent, respectively, and higher sales to other utilities. Also contributing in 1993 was a $12-million price increase effective February 1993, as described in the Utility Regulation section.
          The economy in the company's service area continues to grow, although energy sales in all categories have been affected by the economic slowdown. Residential and commercial energy sales showed good growth in 1993, but total retail energy sales dropped due to lower sales to the phosphate industry.
          Retail energy sales are expected to rise with economic recovery and a return to customer growth in the 2 to 2.5 percent range.
          Energy sold to other utilities declined in 1993 because of milder weather and lower-priced oil generation available on other systems. Despite this decline, non-fuel revenues from sales to other utilities increased to $34 million in 1993 from $32.8 million in 1992 and $16.9 million in 1991. This growth resulted from shifting sales to higher margin, longer-term contracts and an aggressive sales effort in Florida's bulk power market.
          In January 1993, the company began selling under a 10-year contract the limited use of 145 MWs of capacity from its Big Bend Unit Four to TECO Power Services for resale to Seminole Electric Cooperative. In the past two years, the company has added several other smaller bulk power sales contracts. Three of these contracts together provide more than 35 MWs of capacity to the cities of Wauchula, Ft. Meade and St. Cloud, Florida; all will be in effect beyond the year 2012.

                                  1993 Change      1992 Change      1991
     Megawatt-hour sales (thousands)
     Residential                 5,706   2.6%     5,560   1.0%     5,507
     Commercial                  4,432   2.3%     4,333   1.4%     4,274
     Industrial                  2,236 -14.8%     2,625  -1.6%     2,669
     Other                       1,073   3.8%     1,034   2.9%     1,005
       Total retail             13,447  - .8%    13,552    .7%    13,455
     Sales for resale            2,330 -14.0%     2,710   5.3%     2,574
       Total energy sold        15,777  -3.0%    16,262   1.5%    16,029

     Retail customers
       (average)               477,010   1.7%   468,997   1.5%   462,260

     Operating Expenses
          Effective cost management and efficiency improvement continue to be principal objectives at Tampa Electric. Continued emphasis on cost containment limited growth in operating expenses in 1993 to 3.8 percent, excluding amounts recovered through FPSC-approved cost recovery clauses and $6.3 million related to changes in accounting for postemployment benefits. Certain fuel, purchased capacity, conservation and oil backout costs were fully recovered and had no impact on earnings.
                                  1993 Change      1992 Change      1991
     (millions of dollars)

     Fuel                       $363.2  -4.0%    $378.2  -2.3%    $387.3
     Purchased power              39.0  98.0%      19.7  16.6%      16.9
       Total fuel and
         purchased power         402.2   1.1%     397.9  -1.6%     404.2
     Other operating expenses    157.7   9.8%     143.6   5.4%     136.2
     Maintenance                  71.4   4.2%      68.5   4.6%      65.5
     Depreciation                111.9   9.6%     102.1   5.6%      96.7
     Taxes, federal and state
       income                     60.5  -2.1%      61.8   6.4%      58.1
     Taxes, other than income     83.5   6.2%      78.6   5.4%      74.6
      Total operating expenses   887.2   4.1%     852.5   2.1%     835.3

     Less: recoverable fuel,
       purchased capacity,
       conservation and
       oil backout expenses      421.6   3.7%     406.4  -1.1%     410.9

      Net operating expenses    $465.6   4.4%    $446.1   5.1%    $424.4

          Total fuel cost remained relatively stable for the last three years. Generation declined 3 percent in 1993 and average fuel price increased 2 percent. More energy was purchased in 1993 to meet peak demand and because of a three-month outage at a major generating unit. Substantially all fuel and purchased power expenses are recovered through the fuel adjustment and cost recovery clauses.
          Nearly all of the company's generation in the last three years has been from coal, and the fuel mix will continue to be substantially coal. Coal prices are expected to increase slightly during the next few years, but at a slower rate than either oil or gas prices.
          The increase in other operating expenses in 1993 included $6.3 million related to changes in accounting for postemployment benefits as described in the Accounting Standards section. Increases in the cost of medical coverage and other employee benefits and more regulatory activity also increased 1993 expenses.
          Maintenance expense was level in 1993 compared to 1992, excluding $2.5 million related to the addition of oil backout costs. The increase in 1992 came from the return to service of Hookers Point Station in December 1991 and from the generating units purchased from the City of Sebring in February 1991.
          Depreciation expense increased both years because of normal additions to plant and equipment and the acquisition of the Sebring generating units in February 1991. Depreciation expense included an additional $7 million in 1993 and $1.2 million in 1992 which relate to oil backout changes.
          Taxes other than income taxes were up each year mainly from higher gross receipts taxes, which are included in customers' bills, and from additional property taxes.


     NON-OPERATING ITEMS

     Other Income (Expense)
          In 1993, the company recorded as other expense a one-time $10-million pre-tax charge associated with an FPSC-approved settlement agreement between the company and the Office of Public Counsel (Public Counsel). The agreement is described in the Utility Regulation section.

     Interest Charges
          Interest charges were $42.3 million in 1993, level with 1992 and lower than 1991. Interest costs in 1993 were affected by lower interest rates and savings from the refinancings as discussed in the Financing Activity section, which offset higher debt balances. In 1992, the effects of lower interest rates offset higher average debt balances resulting in lower interest charges than in 1991.

     Income Taxes
          Effective  Jan. 1,  1993, the federal  corporate income  tax rate
     increased  from 34 percent to 35 percent.   This rate increase lowered
     1993 earnings by $1.7 million.

     ACCOUNTING STANDARDS

     Income Tax Accounting
          Effective Jan. 1, 1993, the company adopted Financial Accounting Standards (FAS) 109, Accounting for Income Taxes, which requires the use of the liability method in accounting for income taxes.
          The adoption of FAS 109 had no effect on net income or common equity, but did result in certain adjustments to accumulated deferred income taxes and the establishment of a corresponding regulatory tax liability reflecting the amount payable to customers through future rates. The FPSC adopted a rule for accounting for deferred income taxes under FAS 109 requiring that deferred tax adjustments and the related regulatory tax liability be treated the same as accumulated deferred income taxes had been treated in the past.
          Based on the FPSC rule, the company believes that there will not be any changes in the computation of income tax expense for rate making purposes and thus, no change in its revenue requirements or earnings due to the adoption of FAS 109.

     Postemployment Benefits
          The company adopted FAS 106, Accounting for Postretirement Benefits Other than Pensions, effective Jan. 1, 1993. The standard requires full cost accrual accounting that recognizes the cost of these benefits over the service lives of employees. Adopting the new standard resulted in estimating a previously unrecognized obligation covering prior years of $41 million. The company is amortizing this transition obligation on a straight-line basis over the average remaining service lives of active employees, approximately 20 years. Full cost accrual under FAS 106 exceeds cash basis expense by approximately $5 million annually. The new rates approved by the FPSC for the company for 1993 and 1994 reflect full cost accrual of postretirement benefits including transition cost amortization.


     CAPITAL EXPENDITURES

          Capital expenditures for 1993 of $206 million included $71 million for the construction of Polk Unit One, a 250-megawatt coal-gasification plant. The capital cost of the plant is estimated at about $440 million, net of $100 million in construction funding from the Department of Energy under its Clean Coal Technology Program. The FPSC granted the Certificate of Need in 1992 and groundbreaking is planned for mid-1994. In addition, the company spent $135 million for equipment and facilities to meet the company's growing customer base and for generating equipment improvements.

          The company estimates total capital expenditures for ongoing operations at $247 million in 1994 and $1 billion during the 1995-1998 period mainly for distribution facilities to meet customer growth and for construction of Polk Unit One. About $100 million is estimated to be spent on this project in 1994, $215 million in 1995 and the remainder in 1996. At the end of 1993, the company had outstanding commitments of about $150 million for the construction of Polk Unit One.

                            Construction Requirements
                              (millions of dollars)

                                               1993               1994
                                             Actual          Estimated

     Production                                $ 99               $147
     Transmission                                16                 23
     Distribution                                47                 50
     General                                     44                 27
          Total                                $206               $247


     ENVIRONMENTAL COMPLIANCE

          The company is subject to various environmental regulations. The company has all of the environmental permits required by the regulations and has a monitoring program in place to assure compliance with permit conditions. The company believes that environmental liabilities are minimal. In addition, the FPSC has adopted an environmental cost recovery clause that the company believes would allow it to recover the cost of future significant environmental programs.
          The company plans to comply with the Phase I emission limitations in 1995 imposed by the Clean Air Act by using blends of lower-sulfur coal. The cost of compliance with Phase I is expected to increase prices less than 3 percent. There is little capital cost associated with fuel blending.
          In connection with its Phase I compliance plan, the company has entered into a long-term contract for the purchase of low-sulfur coal beginning in mid-1994. The company is also evaluating the use of purchased sulfur dioxide allowances as a minor component of its overall compliance strategy.
          If limited to today's technology, to comply with Phase II emission standards set for 2000, the company would likely have to add either one or two scrubbers. The aggregate effect of Phase I and Phase II compliance on the utility's price structure is currently estimated to be 5 percent or less.

     UTILITY REGULATION

     Price Increase
          The FPSC granted the company a $1.2 million permanent base revenue increase and a $10.3 million revenue increase primarily associated with recovery of purchased power capacity payments effective in early February 1993. An additional base revenue increase of $16 million was effective Jan. 1, 1994. The FPSC decision reflected overall allowed regulatory rates of return of 8.20 percent in 1993 and 8.34 percent in 1994, which included an allowed regulatory rate of return on common equity of 12 percent, the midpoint of a range of 11 percent to 13 percent. The FPSC approved $19 million of construction work in progress in rate base in 1993 and $55 million in 1994.
          Following a separate hearing in February 1994, the FPSC issued an order on March 25, 1994 that changed the company's authorized regulatory rate of return on common equity to an 11.35 percent midpoint and a range of 10.35 percent to 12.35 percent, while leaving in effect the rates it had previously established. In its order, the FPSC approved a $4-million annual accrual for the establishment of an unfunded storm damage reserve for transmission and distribution property and rejected Public Counsel's request that the 1994 rate increase be held subject to refund. Any party to the case has 30 days from the date of the order in which to file an appeal with the Florida Supreme Court.

     Coal Settlement
          In February 1993, the FPSC approved an agreement between the company and Public Counsel that resolved all issues relating to prices for coal purchased in the years 1990 through 1992 by the company from its affiliate, Gatliff Coal Company, a subsidiary of TECO Coal. Tampa Electric agreed to refund $10 million plus interest to its customers through the fuel adjustment clause over a 12-month period beginning April 1, 1993. In 1993, the company refunded $7.6 million to its customers.
          The agreement approved by the FPSC also established a new regulatory benchmark procedure for 1993 through 1999 with a new price effective Jan. 1, 1993 and annual adjustments based on the change in the Consumer Price Index. The new procedure is expected to avoid the disputes which have arisen over the calculation of the prior benchmark price.


     FINANCING ACTIVITY

          Tampa Electric's 1993 year-end capital structure was 44 percent debt, 53 percent common equity and 3 percent preferred stock. The company's objective is to maintain a capital structure over time that will support its current credit ratings.

                           Credit Ratings/Senior Debt
          Duff & Phelps            Moody's        Standard & Poor's
               AA                    Aa1                 AA

          The company repaid $48 million of first mortgage bonds due May 1, 1993 with internally generated funds and proceeds from short-term debt.
          In May 1993, the company sold $80 million of first mortgage bonds due in 2000 at a 5.75 percent interest rate and $75 million of first mortgage bonds due in 2003 at a 6.125 percent interest rate. These bonds were sold at a discount with yields to maturity of 5.83 percent for the 2000 series and 6.25 percent for the 2003 series. Proceeds were used in June 1993 to redeem four outstanding series of first mortgage bonds totaling $155 million. The average interest rate of the refunded bonds was 7.7 percent.
          In June 1993, the Hillsborough County Industrial Development Authority issued $20 million of Pollution Control Revenue Bonds for the benefit of the company to finance the cost of waste disposal facilities. The bonds bear interest at a floating rate set daily. At Dec. 31, 1993, $4.4 million remained on deposit with the trustee for future expenditures for qualified facilities.
          In  July 1993,  the  company  entered  into a  forward  refunding arrangement for $85.95 million of outstanding Pollution Control Revenue Bonds. Under this arrangement, $85.95 million of new tax-exempt bonds due Dec. 1, 2034 will be issued in December 1994 at a
     6.25 percent interest rate. The proceeds will be used to refund a currently outstanding 9.9 percent series when these bonds become callable in February 1995. For accounting and rate making purposes, from July 1993 the company recorded interest expense using a blended rate for the outstanding and refunding bonds and will continue to use this rate through the original maturity dates of the currently outstanding bonds.

     LIQUIDITY, CAPITAL RESOURCES

          The company met its cash needs during 1993 largely with internally generated funds and capital contributions from its parent, with the balance from debt.
          At Dec. 31, 1993, the company had bank credit lines of $140 million available.
          The company expects to meet its capital requirements for ongoing operations in 1994-1998 substantially from internally generated funds. The company anticipates some capital contributions from parent and debt financing, primarily in 1994 and 1995.

     Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

              INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                   Page No.

     Report of Independent Accountants                                 18

     Balance Sheets, Dec. 31, 1993 and 1992                            19

     Statements of Income for the years ended
       Dec. 31, 1993, 1992 and 1991                                    20

     Statements of Cash Flows for the years ended
       Dec. 31, 1993, 1992 and 1991                                    21

     Statements of Retained Earnings for the years ended
       Dec. 31, 1993, 1992 and 1991                                    22

     Statements of Capitalization, Dec. 31, 1993 and 1992           22-24

     Notes to Financial Statements                                  25-32

     Schedules:
      V - Property, Plant and Equipment for the years ended         33-35
          Dec. 31, 1993, 1992 and 1991

     VI - Accumulated Depreciation of Property, Plant and           36-38
          Equipment for the years ended Dec. 31, 1993, 1992 and 1991

     IX - Short-term Borrowings for the years ended                    39
          Dec. 31, 1993, 1992 and 1991

      X - Supplementary Income Statement Information                   40
          for the years ended Dec. 31, 1993, 1992 and 1991

          Schedules other than those listed above have been omitted since they are not required, are inapplicable or the required information is presented in the financial statements or notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS


     To the Board of Directors
     of Tampa Electric Company,


          We have audited the financial statements and the financial statement schedules of Tampa Electric Company, (a wholly owned subsidiary of TECO Energy, Inc.) as listed in the index under Item 8 of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tampa Electric Company as of Dec. 31, 1993 and 1992, and the results of its operations and its cash flows for each of the three years in the period ended Dec. 31, 1993, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

          As discussed in Note A to the financial statements, effective Jan. 1, 1993 the company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."



                                                          COOPERS & LYBRAND
                                               Certified Public Accountants

     Tampa, Florida
     Jan. 17, 1994

                                 BALANCE SHEETS
                             (thousands of dollars)
                                     Assets
     Dec. 31,                                        1993        1992
     PROPERTY, PLANT AND EQUIPMENT,
          AT ORIGINAL COST
     Utility plant in service                  $2,773,652  $2,699,290
     Construction work in progress                151,311      76,920
                                                2,924,963   2,776,210
     Accumulated depreciation                  (1,052,979)   (995,616)
                                                1,871,984   1,780,594
     Other property                                   201         181
                                                1,872,185   1,780,775
     CURRENT ASSETS
     Cash and cash equivalents                      4,499      28,260
     Short-term investments                           216       1,934
     Receivables, less allowance
          for uncollectibles                       97,997      94,056
     Inventories, at average cost
      Fuel                                         77,438      86,468
      Materials and supplies                       37,726      37,139
     Prepayments                                   10,062       4,381
                                                  227,938     252,238
     DEFERRED DEBITS
     Unamortized debt expense                      25,718      16,182
     Deferred fuel expense                         13,721       3,703
     Deferred income taxes                         37,045      31,145
     Other                                         22,961      24,231
                                                   99,445      75,261
                                               $2,199,568  $2,108,274

                             Liabilities and Capital
     CAPITAL
     Common stock                              $  664,631  $  627,631
     Retained earnings                            182,939     182,273
                                                  847,570     809,904
     Preferred stock, redemption not required 54,956 54,956 Long-term debt, less amount due
          within one year                         611,082     595,067
                                                1,513,608   1,459,927
     CURRENT LIABILITIES
     Long-term debt due within one year             1,245      49,800
     Notes payable                                 81,500      29,200
     Accounts payable                              87,791      79,125
     Customer deposits                             47,358      45,037
     Interest accrued                              10,522      11,571
     Taxes accrued                                  6,151       4,030
                                                  234,567     218,763
     DEFERRED CREDITS
     Deferred income taxes                        292,573     337,722
     Investment tax credits                        66,033      70,946
     Regulatory liability-tax related              61,973          --
     Other                                         30,814      20,916
                                                  451,393     429,584
                                               $2,199,568  $2,108,274

     The  accompanying  notes  are  an  integral  part   of  the  financial
     statements.

                              STATEMENTS OF INCOME
                             (thousands of dollars)


     Year ended Dec. 31,                 1993        1992        1991

     OPERATING REVENUES
     Residential                   $  464,096  $  444,961  $  436,888
     Commercial                       298,281     287,422     280,973
     Industrial-Phosphate              55,116      70,175      73,948
     Industrial-Other                  48,906      46,497      45,267
     Sales for resale                  76,055      72,957      65,980
     Other                             98,850      83,770      84,469
                                    1,041,304   1,005,782     987,525
     OPERATING EXPENSES
     Operation
          Fuel                        363,250     378,234     387,359
          Purchased power              38,961      19,671      16,882
          Other                       157,701     143,624     136,165
     Maintenance                       71,397      68,501      65,535
     Depreciation                     111,866     102,081      96,701
     Taxes-Federal and state income    60,559      61,809      58,063
     Taxes-Other than income           83,513      78,626      74,580
                                      887,247     852,546     835,285

     OPERATING INCOME                 154,057     153,236     152,240

     OTHER INCOME (EXPENSE)
     Allowance for other funds
      used during construction          1,585          --          --
     Other income (expense), net       (6,676)        186        (325)
                                       (5,091)        186        (325)

     Income before interest charges   148,966     153,422     151,915

     INTEREST CHARGES
     Interest on long-term debt        39,281      36,896      36,483
     Other interest                     5,133       6,845       9,176
     Allowance for borrowed funds
      used during construction         (2,096)     (1,104)     (1,098)
                                       42,318      42,637      44,561

     NET INCOME                       106,648     110,785     107,354
     Preferred dividend
      requirements                      3,568       3,567       3,568

     BALANCE APPLICABLE TO
          COMMON STOCK             $  103,080  $  107,218  $  103,786

     The  accompanying   notes  are  an  integral  part  of  the  financial
     statements.

                            STATEMENTS OF CASH FLOWS
                             (thousands of dollars)

     Year ended Dec. 31,                 1993        1992        1991
     CASH FLOWS FROM
      OPERATING ACTIVITIES
      Net income                     $106,648    $110,785    $107,354
      Adjustments to reconcile net
          income to net cash
       Depreciation                   111,866     102,081      96,701
       Deferred income taxes           10,793       6,087      11,760
       Investment tax credits, net     (4,913)     (4,139)     (4,969)
       Allowance for funds used
          during construction          (3,681)     (1,104)     (1,098)
       Deferred fuel cost             (10,018)      2,030      (3,358)
       Fuel cost settlement            10,000          --          --
       Refund to customers             (7,572)         --          --
       Receivables, less allowance
          for uncollectibles           (3,941)      2,502        (719)
       Inventories                      8,443      15,022       8,004
       Taxes accrued                    2,121       2,556      (3,561)
       Accounts payable                 6,088      16,757      (5,837)
       Other                             (306)      5,528       1,050
                                      225,528     258,105     205,327
     CASH FLOWS FROM
      INVESTING ACTIVITIES
      Capital expenditures           (205,642)   (156,307)   (169,626)
      Allowance for funds used
          during construction           3,681       1,104       1,098
      Short-term investments            1,718      (1,727)        (24)
                                     (200,243)   (156,930)   (168,552)
     CASH FLOWS FROM
      FINANCING ACTIVITIES
     Proceeds from contributed
          capital from parent          37,000      14,000      68,007
     Proceeds from long-term debt      15,636      75,000         --
     Repayment of long-term debt      (48,000)       (235)       (643)
     Net increase (decrease) in
      short-term debt                  52,300     (60,100)      9,000
     Dividends                       (105,982)   (109,947)   (104,856)
                                      (49,046)    (81,282)    (28,492)
     Net increase (decrease)
       in cash and cash equivalents   (23,761)     19,893       8,283
     Cash and cash equivalents at
       beginning of year               28,260       8,367          84
     Cash and cash equivalents at
       end of year                   $  4,499    $ 28,260    $  8,367

     SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
       Cash paid during the year for:
          Interest                   $ 43,540    $ 42,257    $ 46,113
          Income taxes               $ 51,426    $ 55,781    $ 55,185

     The   accompanying  notes  are  an  integral  part  of  the  financial statements.

                                     STATEMENTS OF RETAINED EARNINGS
                                          (thousands of dollars)

     Year ended Dec. 31,                  1993        1992        1991
     BALANCE, BEGINNING OF YEAR       $182,273    $181,435    $178,937
     Add-Net income                    106,648     110,785     107,354
                                       288,921     292,220     286,291
     Deduct-Cash dividends on
      capital stock
       Preferred                         3,568       3,567       3,568
       Common                          102,414     106,380     101,288
                                       105,982     109,947     104,856
     BALANCE, END OF YEAR             $182,939    $182,273    $181,435

                                         STATEMENTS OF CAPITALIZATION

                                         Outstanding Dec. 31, 1993      Cash Dividends
                                                                        Paid in 1993(1)
                                           Current
                                        Redemption                        Per
     CAPITAL STOCK                           Price   Shares Amount(2)   Share  Amount(2)
     Common stock-Without par value
      25 million shares authorized             N/A       10  $664,631     N/A   $102,414
     Preferred stock-Par value $100
     1.5 million shares authorized
      4.32% Cumulative, Series A          $103.75    49,600  $  4,960   $4.32   $    214
      4.16% Cumulative, Series B          $102.875   50,000     5,000   $4.16        208
      4.58% Cumulative, Series D          $101.00   100,000    10,000   $4.58        458
      8.00% Cumulative, Series E          $102.00   149,960    14,996   $8.00      1,200
      7.44% Cumulative, Series F          $101.00   200,000    20,000   $7.44      1,488
                                                             $ 54,956           $  3,568
     Preferred stock-No par
      2.5 million shares authorized, none outstanding.
     Preference stock-No par
      2.5 million shares authorized, none outstanding.
     _________________

     (1) Quarterly dividends paid on Feb. 15, May 15, Aug. 15 and Nov. 15.
     (2) Thousands of dollars.

     The accompanying notes are an integral part of the financial statements.

          At Dec. 31, 1993, preferred stock had a carrying amount of $55.0 million and an estimated fair market value of $49.8 million. The estimated fair market value of preferred stock was based on quoted market prices.
          (thousands of dollars)
     LONG-TERM DEBT OUTSTANDING AT DEC. 31,       Due       1993     1992
     First mortgage bonds  (issuable in series)
      4 1/2%                                     1993   $    --  $ 48,000
      5 1/2%                                     1996     25,000   25,000
      7 1/4%                                     1998        --    30,000
      7 1/4%                                     2001        --    35,000
      7 3/8%                                     2002        --    40,000
      8 1/2%                                     2004        --    50,000
      7 3/4%                                     2022     75,000   75,000
      5 3/4%                                     2000     80,000      --
      6 1/8%                                     2003     75,000      --
     Installment contracts payable(1)
      5 3/4%                                     2007     24,920   24,920
      7 7/8% Refunding bonds(2)                  2021     25,000   25,000
      8% Refunding bonds(2)                      2022    100,000  100,000
      9.9%(3)                               2011-2014     85,950   85,950
     Variable rate: 2.12% for 1993
       and 2.55% for 1992(4)                     2025     51,605   51,605
     Variable rate: 2.12% for 1993
       and 2.49% for 1992(4)                     2018     54,200   54,200
     Variable rate: 2.28% for 1993(4)(5)                    2020   15,636--

     Unamortized debt premium                                 16      192
                                                         612,327  644,867
     Less amount due within one year(6)                    1,245   49,800
     TOTAL LONG-TERM DEBT                               $611,082 $595,067

          Maturities and annual sinking fund requirements of long-term debt for the years 1995, 1996, 1997 and 1998 are $1.3 million, $26.0 million, $1.0 million, and $1.1 million, respectively. Of these amounts $1.0 million for 1995 and $0.8 million per year for 1996 through 1998 may be satisfied by the substitution of property in lieu of cash payments.
          Substantially all of the property, plant and equipment of the company is pledged as collateral.
     ___________________________
     (1)  Tax-exempt securities.
     (2) Proceeds of these bonds were used to refund bonds with interest rates of 11 5/8%-12 5/8%. For accounting purposes, interest expense has been recorded using blended rates of 8.28%-8.66% on the original and refunding bonds, consistent with regulatory treatment.
     (3) Under a financing arrangement entered into in July 1993, new tax-exempt bonds will be issued in December 1994 to refund this outstanding series when it becomes eligible for refunding. The new refunding series bears an interest rate of 6.25%. For accounting purposes, interest expense has been recorded using a blended rate of the outstanding and refunding bonds from July 1993 forward, consistent with regulatory treatment.
     (4)  Composite year-end interest rate.
     (5) This amount is recorded net of $4.4 million on deposit with trustee. Composite year-end interest rate of 2.47% for 1993.

     (6) Of the amount due in 1994, $1.0 million may be satisfied by the substitution of property in lieu of cash payments.

     The  accompanying  notes  are  an  integral  part  of  the   financial
     statements.

          At Dec. 31, 1993, total long-term debt had a carrying amount of $611.1 million and an estimated fair market value of $658 million. The estimated fair market value of long-term debt was based on quoted market prices for the same or similar issues, on the current rates offered for debt of the same remaining maturities, or for long-term issues with variable rates that approximate market rates, at carrying amounts. The carrying amount of long-term debt due within one year approximated fair market value because of the short maturity of these instruments.

          The company entered into an interest rate exchange agreement to reduce the cost of $100 million of fixed rate long-term debt. The debt has been refinanced but the exchange agreement will remain in effect until January 1996. The benefit derived from the exchange agreement could range up to $2.3 million depending on floating rate levels. The benefits of this agreement are at risk only in the event of nonperformance by the other party to this agreement or if the floating rate reaches 12.55%. The company does not anticipate nonperformance by the other party. The benefit of the interest rate exchange is used to reduce interest expense. The reduction was $2.3 million per year in 1993, 1992 and 1991.

          At Dec. 31, 1993, this interest rate exchange agreement had an estimated fair market value of $4.4 million. Estimated fair market value was based on the expected realizable value to the company if the agreement were terminated.










          The accompanying notes are an integral part of the financial statements.

                          NOTES TO FINANCIAL STATEMENTS


     A.   Summary of Significant Accounting Policies

     Basis of Accounting
          The company maintains its accounts in accordance with recognized policies prescribed or permitted by the Florida Public Service Commission (FPSC) and the Federal Energy Regulatory Commission (FERC). These policies conform with generally accepted accounting principles in all material respects.

          The impact of Financial Accounting Standard (FAS) No. 71, Accounting for the Effects of Certain Types of Regulation, has been minimal in the company's experience, but when cost recovery is ordered over a longer period than a fiscal year, costs are recognized in the period that the regulatory agency recognizes them in accordance with FAS 71.

          The company's retail and wholesale businesses are regulated by the FPSC and the FERC, respectively. Prices allowed by both agencies are generally based on recovery of prudent costs incurred plus a reasonable return on invested capital.

     Revenues and Fuel Costs
          Revenues include amounts resulting from cost recovery clauses which provide for monthly billing charges to reflect increases or decreases in fuel, purchased capacity, oil backout and conservation costs. These adjustment factors are based on costs projected by the company for a six-month period. Any over-recovery or under-recovery of costs plus an interest factor are refunded or billed to customers during the subsequent six-month period. Over-recoveries of costs are recorded as deferred credits and under-recoveries of costs are recorded as deferred debits.

          Certain other costs incurred by the company are allowed to be recovered from customers through prices approved in the regulatory process. These costs are recognized as the associated revenues are billed.

          The company accrues base revenues for services rendered but unbilled to provide a closer matching of revenues and expenses.

          On Oct. 27, 1992, pursuant to FPSC approval, the Gannon Project Trust was terminated and the Trust's net assets and debt were placed on the company's balance sheet. At that time, the net assets of the Trust totaled $54.2 million, which included $140.3 million of property, plant and equipment, $87.6 million of accumulated depreciation and $1.5 million of other assets and liabilities. Concurrently, the Hillsborough County Industrial Development Authority issued $54.2 million of variable-rate Pollution Control Revenue Refunding Bonds due May 15, 2018 for the benefit of Tampa Electric, the proceeds of which were used to redeem all of the outstanding debt of the Gannon Project Trust. The effect of this non-cash transaction has been netted to arrive at capital expenditures and proceeds from long-term debt in the Statements of Cash Flows.

          In February 1993, the FPSC approved an agreement between the company and the Office of Public Counsel that resolved all issues relating to prices for coal purchased in the years 1990 through 1992 by the company from its affiliate, Gatliff Coal, a subsidiary of TECO Coal. The company recognized a $10-million liability in February 1993 and agreed to return this amount plus interest during the 12-month period effective April 1, 1993. The $10 million charge related to this agreement is classified in "Other income (expense)" on the income statement.

     Depreciation
          The company provides for depreciation primarily by the straight-line method at annual rates that amortize the original cost, less net salvage, of depreciable property over its estimated service life. The provision for utility plant in service, expressed as a percentage of the original cost of depreciable property, was 4.2% for 1993, 1992 and 1991.

          The original cost of utility plant retired or otherwise disposed of and the cost of removal less salvage are charged to accumulated depreciation.

     Deferred Income Taxes
          Effective Jan. 1, 1993, the company adopted FAS 109, which changed the requirements for accounting for income taxes. Although FAS 109 retains the concept of comprehensive interperiod income tax allocation, it adopts the liability method in the measurement of deferred income taxes rather than the deferred method. Under the liability method, the temporary differences between the financial statement and tax bases of assets and liabilities are reported as deferred taxes measured at current tax rates. Since the company is a regulated enterprise and reflects the expected regulatory treatment, the adoption of FAS 109 resulted in certain adjustments to accumulated deferred income taxes and the establishment of a corresponding regulatory tax liability reflecting the amount payable to customers through future rates and had no effect on earnings.

     Investment Tax Credits
          Investment tax credits have been recorded as deferred credits and are being amortized to income tax expense over the service lives of the related property.

     Allowance for Funds Used During Construction (AFUDC)
          AFUDC is a non-cash credit to income with a corresponding charge to utility plant which represents the cost of borrowed funds and a reasonable return on other funds used for construction. The rate used to calculate AFUDC is revised periodically to reflect significant changes in the company's cost of capital. The rate was 7.70% for 1993 and 7.93% for 1992 and 1991. The base on which AFUDC is calculated excludes construction work in progress which has been included in rate base.

     Cash and Cash Equivalents
          Cash equivalents are all highly liquid debt instruments purchased with a maturity of three months or less. The carrying amount of cash equivalents approximated fair market value because of the short maturity of these instruments.

     Investments
          Short-term investments consist of various equity investments, stated at lower of aggregate cost or market. Income from short-term investments is recognized when realized, with the exception of net unrealized losses that are recognized currently in order to reflect these investments at the lower of cost or market. Net unrealized gains are not recognized until they are realized. Realized gains and losses are determined on the specific identification cost basis. The carrying amount of these investments approximated fair market value because of their short holding period.

     Reclassifications
          Certain 1992 and 1991 amounts were reclassified to conform with current year presentation.

     B.   Common Stock

          The company is a wholly owned subsidiary of TECO Energy, Inc.

                                           Common Stock      Issue
                                          Shares  Amount   Expense
     (thousands of dollars)
     Balance Dec. 31, 1990                   10   $547,316  $1,692
      Contributed capital from parent               68,007      --
     Balance Dec. 31, 1991                   10    615,323   1,692
      Contributed capital from parent               14,000      --
     Balance Dec. 31, 1992                   10    629,323   1,692
      Contributed capital from parent               37,000      --
     Balance Dec. 31, 1993                   10   $666,323  $1,692


     C.   Retained Earnings

          The company's Restated Articles of Incorporation and certain of the company's first mortgage bond issues contain provisions that limit the dividend payment on the company's common stock and the purchase or retirement of the company's capital stock. At Dec. 31, 1993, substantially all of the company's retained earnings were available for dividends on its common stock.


     D.   Retirement Plan

          The company is a participant in the comprehensive retirement plan of TECO Energy, which has a non-contributory defined benefit retirement plan which covers substantially all employees. Benefits are based on employees' years of service and average final salary.
          TECO Energy's policy is to fund the plan within the guidelines set by ERISA for the minimum annual contribution and the maximum allowable as a tax deduction by the IRS. The company's share of pension expense was $1.1 million for 1993 and $1.8 million for 1992 and 1991. About 62 percent of plan assets were invested in common stocks and 38 percent in fixed income investments at Dec. 31, 1993.
          Components of net pension expense, reconciliation of the funded status and the accrued pension prepayment are presented below for TECO Energy consolidated.


     Components of net pension expense
     (thousands of dollars)
                                                   1993     1992     1991

     Service cost (benefits earned
       during the period)                       $ 7,665  $ 7,347  $ 6,873

     Interest cost on projected benefit
       obligations                               15,052   14,063   12,695
     Less: Return on plan assets
       Actual                                    30,495   25,896   39,216
       Less net amortization of unrecognized
        transition asset and deferred return     10,284    7,696   22,730
     Net return on assets                        20,211   18,200   16,486

     Net pension expense                        $ 2,506  $ 3,210  $ 3,082


     Reconciliation of the funded status of the retirement plan and the accrued pension prepayment
     (thousands of dollars)
                                                   Dec. 31,       Dec. 31,
                                                     1993           1992

     Fair market value of plan assets              $254,253       $224,350
     Projected benefit obligation                  (207,282)      (177,378)
     Excess of plan assets over projected
      benefit obligation                            46,971         46,972
     Less unrecognized net gain from past
      experience different from that assumed        36,426         43,252
     Less unrecognized prior service cost           (8,858)        (9,441)
     Less unrecognized net transition asset
      (being amortized over 19.5 years)              11,472         12,469
     Accrued pension prepayment                    $  7,931       $    692

     Accumulated benefit obligation
      (including vested benefits of $151,213
      for 1993 and $124,133 for 1992)              $169,212       $138,386

     Assumptions used in determining actuarial valuations

     Discount rate to determine projected
      benefit obligation                             7.75%          8.75%
     Rates of increase in compensation levels      3.3-5.3%       4.0-6.2%
     Plan asset growth rate through time              9%             9%

     E.   Postretirement Benefit Plan

          The company currently provides certain postretirement health care benefits for substantially all employees retiring after age 55 meeting certain service requirements. The company contribution toward health care coverage for most employees retiring after Jan. 1, 1990 is limited to a defined dollar benefit based on years of service. Postretirement benefit levels are substantially unrelated to salary. The company reserves the right to terminate or modify the plan in whole or in part at any time.

          In 1993, the company adopted FAS 106 that requires postretirement benefits be recognized as earned by employees rather than recognized as paid. Prior to 1993, the cost of these benefits was recognized as benefits were paid and amounted to $2.2 million for eligible retirees in 1992 and $1.9 million for eligible retirees in 1991.

     Components of postretirement benefit cost (thousands of dollars)
                                                           1993

     Service cost (benefits earned during the period)     $1,207
     Interest cost on projected benefit obligations        3,616
     Amortization of transition obligation
      (straight line over 20 years)                        2,063
     Net periodic postretirement benefit expense          $6,886

     Reconciliation of the funded status of the postretirement benefit plan and the accrued liability (thousands of dollars)

                                                        Dec. 31,
                                                          1993

     Accumulated postretirement benefit obligation
      Active employees eligible to retire                $ 8,324
      Active employees not eligible to retire             18,232
      Retirees and surviving spouses                      20,699
                                                          47,255

     Less unrecognized net loss from past experience       3,497
     Less unrecognized transition obligation              39,199

      Accrued postretirement liability                   $ 4,559

     Assumptions used in determining actuarial valuation

     Discount rate to determine projected benefit obligation         7.75%

          The assumed health care cost trend rate for medical costs prior to age 65 was 12.0% in 1993 and decreases to 6.0% in 2002 and thereafter. The assumed health care cost trend rate for medical costs after age 65 was 8.5% in 1993 and decreases to 6.0% in 2002 and thereafter.

          A 1 percent increase in the medical trend rates would produce an 11 percent ($517,000) increase in the aggregate service and interest cost for 1993 and a 9 percent ($4.2 million) increase in the accumulated postretirement benefit obligation as of Dec. 31, 1993.

     F.   Income Tax Expense

          The company is included in the filing of a consolidated Federal income tax return with its parent and affiliates. The company's income tax expense is based upon a separate return computation. Income tax expense consists of the following components:

     (thousands of dollars)               Federal     State    Total
     1993
     Currently payable                   $ 43,616   $ 7,647 $ 51,263
     Deferred                               9,368     1,425   10,793
     Amortization of investment tax
       credits                             (4,912)       --   (4,912)
     Total income tax expense            $ 48,072   $ 9,072   57,144
     Included in other income, net                            (3,415)
     Included in operating expenses                         $ 60,559

     1992
     Currently payable                   $ 50,851   $ 8,930 $ 59,781
     Deferred                               5,187       900    6,087
     Investment tax credits                    (2)       --       (2)
     Amortization of investment tax
          credits                          (4,138)       --   (4,138)
     Total income tax expense            $ 51,898   $ 9,830   61,728
     Included in other income, net                               (81)
     Included in operating expenses                         $ 61,809

     1991
     Currently payable                   $ 43,462   $ 7,444 $ 50,906
     Deferred                               9,734     2,026   11,760
     Investment tax credits                     5         -        5
     Amortization of investment tax
          credits                          (4,973)        -   (4,973)
     Total income tax expense            $ 48,228   $ 9,470 $ 57,698
     Included in other income, net                              (365)
     Included in operating expenses                         $ 58,063


          The company adopted FAS 109 as of Jan. 1, 1993 and elected not to restate the prior years financial statements. Deferred taxes result from temporary differences in the recognition of certain liabilities or assets for tax and financial reporting purposes.

          The principal components of the company's deferred tax assets and liabilities recognized in the balance sheet are as follows:
                                               Dec. 31, 1993
     Deferred tax assets(1)
      Property related                            $  25,766
      Leases                                          5,306
      Insurance reserve                               2,485
      Early capacity payments                         2,565
      Other                                             923
       Total deferred income tax assets              37,045
     Deferred income tax liabilities(1)
      Property related                             (285,291)
      Other                                          (7,282)
       Total deferred income tax liabilities       (292,573)
       Accumulated deferred income taxes          $(255,528)
     _________________
     (1) Certain property related assets and liabilities have been netted.

          Deferred tax expense results from timing differences in the recognition of certain expenses or revenues for tax and financial reporting purposes. The source of these differences and the tax effect of each for 1992 and 1991 are as follows:

                                                      1992     1991
     Tax depreciation in excess of
          book depreciation                         $11,679  $13,125
     (Over-recovery)/under-recovery of fuel costs      (834)   1,302
     Coal contract buyout                            (1,279)  (5,323)
     Construction-related items capitalized
          for tax purposes                           (1,474)  (1,378)
     Other                                           (2,005)   4,034
                                                    $ 6,087  $11,760

          The total income tax provisions differ from amounts computed by applying the federal statutory tax rate to income before income taxes for the following reasons:

                                            1993      1992     1991
     Net income                          $106,648  $110,785 $107,354
     Total income tax provision            57,144    61,728   57,698
     Income before income taxes          $163,792  $172,513 $165,052

     Income taxes on above at federal
          statutory rate (35% for 1993
          and 34% for 1992 and 1991)     $ 57,327  $ 58,654 $ 56,118
     Increase (decrease) due to State
          income tax, net of federal
          income tax                        5,921     6,515    6,270
     Amortization of investment tax
          credits                          (4,912)   (4,138)  (4,973)
     Other                                 (1,192)      697      283
     Total income tax provision          $ 57,144  $ 61,728 $ 57,698
     Provision for income taxes as
          a percent of income before
          income taxes                       34.9%     35.8%    35.0%

     G.   Short-Term Debt

          Notes payable at Dec. 31, 1993 consisted exclusively of commercial paper. The carrying amount of notes payable approximated fair market value because of the short maturity of these instruments. Unused lines of credit at Dec. 31, 1993 were $140 million. Certain lines of credit require commitment fees of .15% on the unused balances.

     H.   Related Party Transactions (thousands of dollars)

          Net transactions with affiliates are as follows:

                                             1993      1992     1991
     Fuel related                        $190,495  $190,085 $200,154
     Administrative and general, net     $ 14,510  $ 10,358 $  8,733
     Other, net                          $     --  $     -- $     10


          Amounts due from or to affiliates of the company at year-end are as follows:

                                             1993      1992
     Accounts receivable                 $  1,720  $    516
     Accounts payable                    $ 20,693  $ 24,044

          Accounts receivable and accounts payable were incurred in the ordinary course of business and do not bear interest.


     I.   Commitments and Contingencies

          The company has made certain commitments in connection with its continuing capital improvements program. The company's capital expenditures are estimated to be $247 million for 1994 and $1 billion for 1995 through 1998 for equipment and facilities to meet customer growth and for construction of additional generating capacity to be placed in service in 1996. The company plans to build a 250-megawatt coal-gasification plant (Polk Unit One) with a capital cost of about $440 million, net of $100 million in construction funding from the Department of Energy under its Clean Coal Technology Program. Tampa Electric spent $71 million on this project in 1993 and expects to spend $100 million in 1994, $215 million in 1995 and the remainder in 1996. At the end of 1993, Tampa Electric had outstanding commitments of approximately $150 million for the construction of Polk Unit One.


                                                                                          SCHEDULE V
                                      PROPERTY, PLANT AND EQUIPMENT
                                           Year ended Dec. 31,
                                          (thousands of dollars)
             Column A                  Column B    Column C   Column D    Column E    Column F
                                     Balance at   Additions                         Balance at
                                      beginning          at                  Other      end of
          Classification              of period        costRetirements     changes      period

     1993

     Utility plant in service
      Intangibles                    $   14,675   $  1,097    $  7,187     $   --   $    8,585
      Production
          Steam                       1,440,347     40,485      20,973         --    1,459,859
          Other                          84,667        169           2        (13)      84,821
      Transmission                      209,269     15,085       2,723        739      222,370
      Distribution                      737,457     49,501       9,805       (676)     776,477
      General                           212,875     20,686      12,021         --      221,540
                                      2,699,290    127,023      52,711         50    2,773,652
     Plant held for future use           36,792     20,561          --        (50)      57,303
                                      2,736,082    147,584      52,711         --    2,830,955
     Construction work in progress       40,128     53,880(1)       --         --       94,008
                                     $2,776,210   $201,464    $ 52,711     $   --   $2,924,963


     __________________

     (1)  Net of transfers to plant in service.


                                                                                          SCHEDULE V
                                      PROPERTY, PLANT AND EQUIPMENT
                                           Year ended Dec. 31,
                                          (thousands of dollars)
             Column A                  Column B   Column C    Column D    Column E    Column F
                                     Balance at  Additions                          Balance at
                                      beginning         at                   Other      end of
          Classification              of period       cost Retirements     changes      period

     1992

     Utility plant in service
      Intangibles                    $   14,288   $  1,197    $    810     $   --   $   14,675
      Production
          Steam                       1,278,136    180,761      18,550         --    1,440,347
          Other                          82,553      2,707         593         --       84,667
      Transmission                      192,390     15,382       3,479      4,976      209,269
      Distribution                      697,100     52,595       7,831     (4,407)     737,457
      General                           199,478     18,772       5,610        235      212,875
                                      2,463,945    271,414      36,873        804    2,699,290
     Plant held for future use           36,636        960(1)       --       (804)      36,792
                                      2,500,581    272,374      36,873         --    2,736,082
     Construction work in progress       18,698     21,430(1)       --         --       40,128
                                     $2,519,279   $293,804(2) $ 36,873    $    --   $2,776,210

     __________________

     (1)  Net of transfers to plant in service.
     (2)  Additions at cost include the Gannon Project Trust assets transferred to the  company of
          $140.3 million.


                                                                                          SCHEDULE V
                                      PROPERTY, PLANT AND EQUIPMENT
                                           Year ended Dec. 31,
                                          (thousands of dollars)
             Column A                  Column B   Column C    Column D    Column E    Column F
                                     Balance at  Additions                          Balance at
                                      beginning         at                   Other      end of
          Classification              of period       cost Retirements     changes      period

     1991

     Utility plant in service
      Intangibles                    $   12,943   $  1,345    $     --      $  --   $   14,288
      Production
          Steam                       1,248,376     43,151      13,391         --    1,278,136
          Other                          23,003     60,558       1,008         --       82,553
      Transmission                      172,252     21,737       1,468       (131)     192,390
      Distribution                      659,339     44,688       7,058        131      697,100
      General                           183,792     21,526       5,840         --      199,478
                                      2,299,705    193,005      28,765         --    2,463,945
     Plant held for future use           34,765      1,871(1)       --         --       36,636
                                      2,334,470    194,876      28,765         --    2,500,581
     Construction work in progress       18,354        344(1)       --         --       18,698
                                     $2,352,824   $195,220(2)  $28,765      $  --   $2,519,279
     __________________

     (1)  Net of transfers to plant in service.
     (2)  Additions at cost include the Sebring acquisition of $67.4 million.

                                                                                         SCHEDULE VI
                        ACCUMULATED DEPRECIATION OF PROPERTY, PLANT AND EQUIPMENT
                                           Year ended Dec. 31,
                                          (thousands of dollars)

            Column A                   Column B   Column C  Column D      Column E   Column F
                                                 Additions
                                                   charged
                                     Balance at   to costs                        Balance at
                                      beginning        and                 Other      end of
          Description                 of period   expenses   Retirements   changes    period

     1993

     Utility plant in service
      Intangibles                      $ 11,034   $  1,603     $ 7,187    $    --   $    5,450
      Production
          Steam                         600,793     51,768      24,275         30      628,316
          Other                          49,083      3,244          19         --       52,308
      Transmission                       59,869      7,319       3,466         97       63,819
      Distribution                      207,949     28,026      10,265        (97)     225,613
      General                            66,888     22,244      11,659         --       77,473
                                       $995,616    114,204     $56,871    $    30(2)$1,052,979
     Depreciation charged to
          clearing accounts                         (2,338)(1)
                                                  $111,866

     __________________

     (1)  Depreciation  charged  initially  to  clearing accounts  and  subsequently  distributed to various accounts.
     (2)  1993 interest synchronization included in steam production.

                                                                                         SCHEDULE VI
                        ACCUMULATED DEPRECIATION OF PROPERTY, PLANT AND EQUIPMENT
                                           Year ended Dec. 31,
                                          (thousands of dollars)

            Column A                   Column B   Column C   Column D     Column E   Column F
                                                 Additions
                                                   charged
                                     Balance at   to costs                          Balance at
                                      beginning        and                   Other      end of
          Description                 of period   expenses    Retirements    Changes    period

     1992

     Utility plant in service
      Intangibles                      $ 10,252   $  1,592     $   810    $    --     $ 11,034
      Production
          Steam                         494,867     45,407      21,882     82,401      600,793
          Other                          40,809      3,253         596      5,617       49,083
      Transmission                       55,051      6,676       3,670      1,812       59,869
      Distribution                      190,352     26,625       7,337     (1,691)     207,949
      General                            51,598     20,823       5,503        (30)      66,888
                                       $842,929    104,376     $39,798    $88,109(2)  $995,616
     Depreciation charged to
          clearing accounts                         (2,295)(1)
                                                  $102,081

     __________________

     (1)  Depreciation  charged  initially  to  clearing accounts  and  subsequently  distributed to various accounts.
     (2)  Includes accumulated  depreciation of $87.6  million for the  Gannon Project Trust  assets transferred to the company and $.4  million for 1992 interest synchronization included  in
          Steam Production.


                                                                                         SCHEDULE VI
                        ACCUMULATED DEPRECIATION OF PROPERTY, PLANT AND EQUIPMENT
                                           Year ended Dec. 31,
                                          (thousands of dollars)

            Column A                   Column B   Column C   Column D     Column E   Column F
                                                 Additions
                                                   charged
                                     Balance at   to costs                          Balance at
                                      beginning        and                   Other     end of
          Description                 of period   expenses    Retirements    Changes  period

     1991

     Utility plant in service
      Intangibles                      $  8,717    $ 1,535     $    --   $    --      $ 10,252
      Production
          Steam                         462,596     44,415      15,111     2,967       494,867
          Other                          14,130      2,718       1,017    24,978        40,809
      Transmission                       49,392      5,983       1,925     1,601        55,051
      Distribution                      173,592     25,143       8,445        62       190,352
      General                            38,005     19,087       5,494        --        51,598
                                        746,432     98,881      31,992    29,608       842,929
     Interest synchronization true-up(2)    420         --          --      (420)           --
                                       $746,852     98,881     $31,992   $29,188(3)   $842,929
     Depreciation charged to
          clearing accounts                         (2,180)(1)
                                                   $96,701

     __________________

     (1)  Depreciation  charged  initially  to clearing  accounts  and  subsequently  distributed to various accounts.
     (2)  Per FPSC Docket  No. 910686-EI, Tampa Electric Company, 1991  Depreciation Study, interest synchronization was allocated to Steam Production.
     (3)  Includes accumulated depreciation of $28.8 million for the Sebring acquisition.


                                                                                         SCHEDULE IX

                                          SHORT-TERM BORROWINGS
                                           Year ended Dec. 31,
                                          (thousands of dollars)
          Column A             Column B       Column C      Column D    Column E      Column F
                                                             Maximum     Average      Weighted
          Category of                         Weighted        amount      amount       average
          aggregate             Balance        average   outstanding outstanding interest rate
          short-term          at end of       interest    during the  during the    during the
          borrowings             period           rate        period      period     period(2)

     Commercial paper(1)

          1993                  $81,500          3.31%      $ 83,600     $38,727         3.20%
          1992                  $29,200          3.57%      $102,200     $73,222         3.99%
          1991                  $89,300          4.64%      $125,400     $92,102         6.35%

     __________________

     (1)  Commercial paper has specific due dates.
     (2)  Total interest expense divided by average daily amount outstanding (Column E).


                                                                 SCHEDULE X

                   SUPPLEMENTARY INCOME STATEMENT INFORMATION
                               Year ended Dec. 31,
                             (thousands of dollars)


          Column A                                      Column B
                                          Charged to costs and expenses


     Item                                   1993       1992      1991

     1.   Maintenance and repairs        $71,397    $68,501   $65,535

     3.   Taxes-Other than income taxes,
          are classified as follows:

          Real and personal property     $31,664    $28,383   $28,002
          State gross receipts            23,101     21,769    18,776
          FICA                            10,563     10,235     9,940
          Local franchise                 18,796     18,485    18,230
          Other                            1,536      1,828     1,631
                                          85,660     80,700    76,579
          Charged to utility tax expense  83,513     78,626    74,581
          Charged to other accounts      $ 2,147    $ 2,074   $ 1,998
     __________________

     The information called for in items 2, 4 and 5 of this schedule were charged to operating expenses and were not material.


     Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          During the period from Jan. 1, 1992 to the date of this report, the company has not had and has not filed with the Commission a report as to any changes in or disagreements with accountants, accounting principles or practices, or financial statement disclosure.

                                    PART III


     Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

          (a) Information concerning Directors of Tampa Electric is as follows:


                                Principal Occupation During
                                   Last Five Years and             Director
     Name                  Age   Other Directorships Held            Since

     DuBose Ausley         56   Chairman, Macfarlane, Ausley,          1992
                                Ferguson & McMullen (attorneys),
                                Tallahassee, Florida; formerly
                                President, Ausley, McMullen,
                                McGehee, Carothers & Proctor,
                                P.A. (attorneys), Tallahassee,
                                Florida; also a director Sprint
                                Corporation and Capital City Bank
                                Group Inc.

     Sara L. Baldwin       62   Private Investor; formerly             1980
                                Vice President, Baldwin and
                                Sons, Inc. (insurance agency),
                                Tampa, Florida

     Hugh L. Culbreath     72   Retired; Formerly Chairman of          1971
                                the Board of TECO Energy, Inc.
                                and Tampa Electric Company

     James L. Ferman, Jr.  50   President, Ferman Motor Car            1985
                                Company, Inc. (automobile
                                dealerships), Tampa, Florida

     Edward L. Flom        64   Retired; Formerly Chairman             1980
                                of the Board and Chief Executive
                                Officer, Florida Steel
                                Corporation (production and
                                fabrication of steel products),
                                Tampa, Florida; also a director
                                of Outback Steakhouse, Inc.

     Henry R. Guild, Jr.   65   President and Director, Guild,         1980
                                Monrad & Oates, Inc. (private
                                trustees and family investment
                                advisers), Boston, Massachusetts

     Timothy L. Guzzle     57   Chairman of the Board,                 1988
                                President and Chief Executive
                                Officer, TECO Energy, Inc.;
                                formerly Chief Operating Officer
                                of TECO Energy, Inc.; also a
                                director of NationsBank Corporation

     Charles H. Ross, Jr.  56   Executive Vice President               1987
                                Emeritus of Merrill Lynch &
                                Co., Inc., New York, New York;
                                also a director of Merrill Lynch
                                Ready Assets Trust, Merrill Lynch
                                Capital Fund, Inc. and Enhance
                                Financial Services Group, Inc.

     Robert L. Ryan        50   Senior Vice President and              1991
                                Chief Financial Officer,
                                Medtronic, Inc. (medical
                                devices manufacturer),
                                Minneapolis, Minnesota;
                                formerly Vice President-Finance,
                                Union Texas Petroleum Holdings,
                                Inc. (independent oil and gas
                                exploration and production),
                                Houston, Texas; also a director
                                of Riverwood International
                                Corporation and Inter-Regional
                                Financial Group, Inc.

     J. Thomas Touchton    55   Managing Partner, The                  1987
                                Witt-Touchton Company (private
                                investment partnership), Tampa,
                                Florida; also a director of
                                19 Merrill Lynch-sponsored
                                mutual funds

     John A. Urquhart      65   President, John A. Urquhart            1991
                                Associates (management
                                consultants) Fairfield,
                                Connecticut; formerly Senior
                                Vice President, G. E. Industrial
                                & Power Systems, General Electric
                                Company; also a director of Enron
                                Corp., Hubbell, Inc. and Aquarion
                                Company

     James O. Welch, Jr.   62   Retired; formerly Vice Chairman,       1976
                                RJR Nabisco, Inc. and Chairman,
                                Nabisco Brands, Inc.; also a
                                director of Vanguard Group of
                                Investment Companies

          The term of office of each director extends to and expires at the next annual meeting of shareholders, scheduled to be held on April 19, 1994, and until a successor is elected and qualified. At present, all the directors of the company are also directors of TECO Energy.

     (b) Information concerning the current executive officers of the company is as follows:
                                             Current Positions and
                                             Principal Occupations
     Name                    Age             During Last Five Years

     Timothy L. Guzzle       57              Chairman of the Board and
                                             Chief Executive Officer, 1991
                                             to date; also Chairman of the
                                             Board, President and Chief
                                             Executive Officer of TECO
                                             Energy, Inc.

     Girard F. Anderson      62              President and Chief Operating
                                             Officer; also Executive Vice
                                             President-Utility Operations
                                             of TECO Energy, Inc.

     William N. Cantrell     41              Vice President-Energy
                                             Resources Planning, 1991 to
                                             date; and prior thereto, Vice
                                             President-Regulatory Affairs.

     Lester L. Lefler        53              Vice President-Controller.

     Alan D. Oak             47              Vice President, Treasurer and
                                             Chief Financial Officer 1992
                                             to date; and prior thereto
                                             Chief Financial Officer; also
                                             Senior Vice President-Finance,
                                             Treasurer and Chief Financial
                                             Officer of TECO Energy, Inc.

     William T. Snyder, Jr.  56              Vice President-Customer
                                             Services and Marketing.

     Keith S. Surgenor       46              Vice President-Human
                                             Resources; also Vice
                                             President-Human
                                             Resources of TECO Energy, Inc.

     Robert F. Tomczak       58              Vice President-Production,
                                             Operations and Maintenance.

     Harry I. Wilson         55              Vice President-Transmission
                                             and Distribution.

          There is no family relationship between any of the persons named in response to Item 10. The term of office of each officer extends to and expires at the meeting of the Board of Directors following the next annual meeting of shareholders, scheduled to be held on April 19, 1994, and until a successor is elected and qualified.

     Item 11.  EXECUTIVE COMPENSATION.

     The following tables set forth certain compensation information for the Chief Executive Officer of the company and each of the four other most highly compensated executive officers of the company. The share amounts reported below have been restated to reflect the two-for-one stock split on August 30, 1993.


                                        Summary Compensation Table
                                                                   Long-term
                                                                 Compensation
                                              Annual                Awards           All Other
     Name and                              Compensation        Shares Underlying   Compensatio
     Principal Position      Year      Salary        Bonus    Options/SARs(#)(1)        (2)

     Timothy L. Guzzle(3)     1993    $443,750     $194,000         40,000            $28,267
     Chairman of the Board    1992     421,250      176,000         40,000             26,248
     Chief Executive Officer  1991     401,250      161,000         40,000             24,025

     Girard F. Anderson(3)    1993     284,750      110,000         24,000             23,290
     President and Chief      1992     258,750      100,000         24,000             21,333
     Operating Officer        1991     234,000       95,000         24,000             18,498

     Alan D. Oak(3)           1993     192,875       74,000         13,000             12,843
     Vice President,          1992     184,875       68,000         13,000             12,039
     Treasurer and Chief      1991     177,500       62,000         13,000             11,222
     Financial Officer

     Keith S. Surgenor(3)     1993     179,500       60,000         12,000             11,986
     Vice President-          1992     170,500       53,000         12,000             11,175
     Human Resources          1991     163,750       52,000         12,000             10,428

     Robert F. Tomczak        1993     133,500       34,000          4,600              8,931
     Vice President-          1992     128,000       31,000          5,000             11,261
     Production, Operations   1991     123,750       28,000          5,000             10,440
     and Maintenance
     _________________

     (1)  Limited stock  appreciation rights  were  awarded in  tandem with  options granted.    See
          Footnote (1) under "Option/SAR Grants In Last Fiscal Year" below.
     (2)  The reported amounts  for 1993  consist of $924  of premiums  paid by the  company to  the
          Executive Supplemental Life Insurance Plan for each of the named executive  officers, with the  balance in  each  case  being employer  contributions  under  the TECO  Energy  Group
          Retirement Savings Plan and Excess Retirement Savings Plan.
     (3)  Includes compensation for services as an officer of TECO Energy.

     The Compensation Committee of the TECO Energy Board may award options to purchase common stock of TECO Energy and stock appreciation rights (SARs) to officers and key employees of TECO Energy and its subsidiaries, including the company. Information for 1993 with respect to stock options and stock appreciation rights granted or exercised by the executive officers named in the "Summary Compensation Table" is set forth in the following two tables.

                                  Option/SAR Grants In Last Fiscal Year
                                             Individual Grants
                           Number of     %of Total
                            Shares      Options/SARs     Exercise                      Grant
                          Underlying     Granted To      or Base                       Date
                         Options/SARs   Employees In      Price     Expiration        Present
     Name                 Granted(1)    Fiscal Year     Per Share      Date          Value(2)

     Timothy L. Guzzle      40,000         9.62%        $23.5625    4/19/2003        $136,663
     Girard F. Anderson     24,000         5.77%        $23.5625    4/19/2003        $ 81,998
     Alan D. Oak            13,000         3.13%        $23.5625    4/19/2003        $ 44,415
     Keith S. Surgenor      12,000         2.88%        $23.5625    4/19/2003        $ 40,999
     Robert F. Tomczak       4,600         1.11%        $23.5625    4/19/2003        $ 15,716

     _________________

     (1)  Stock appreciation  rights which can only be exercised  during limited periods following a change  in control of TECO Energy  (LSAR) were awarded in tandem  with the options granted in  1993.  Upon exercise  of an LSAR, the  holder is entitled to an  amount based upon the highest  price paid  or offered  for TECO  Energy Common  Stock during  the  30-day period preceding  a change in control of TECO Energy.  Under the LSARs, a change in control means in general  the acquisition  by any  person of 30%  or more  of the  Common Stock of  TECO
          Energy, the change in a  majority of the directors or the approval by  the shareholders of a merger or consolidation of TECO  Energy in which TECO Energy's shareholders  do not have majority voting power in the  surviving entity or of the liquidation or sale of the assets of TECO Energy. The exercise of an option or LSAR  results in a corresponding reduction in the other.

     (2)  The  values shown  are  based on  the Binomial  Option  Pricing Model  (a  variant of  the
          Black-Scholes model)  and are  stated in  current annualized  dollars on  a present  value
          basis.   The key  assumptions used in  the Binomial Option  Pricing Model for  purposes of this calculation include the following:  (a) a 7% discount  rate; (b) a volatility  factor based upon  the 5-year  history of  actual stock  price average quarterly  return for  the period ending December  31, 1992;  (c) a  dividend factor  based upon  the 5-year  average dividend paid for the  period ending December 31, 1992;  (d) the 10-year option  term; and
          (e) the  closing price  of the  TECO  Energy's Common  Stock on  December 31,  1992.   The
          present  value of the  options reported has  been calculated by  multiplying $23.5625, the share price on the date  of grant, by 0.145, the Binomial Option Pricing  Model ratio, and




          by the number  of shares underlying the  options granted.   The actual value an  executive
          may realize will  depend upon the  extent to  which the stock  price exceeds the  exercise
          price on the date  the option is exercised.   Accordingly, the value, if any,  realized by
          an executive will not necessarily be the value determined by the Binomial Option.


                         Aggregated Option/SAR Exercises In Last Fiscal Year and
                                     Fiscal Year-End Option/SAR Value


                                                     Number of
                                                       Shares          Value of
                                                     Underlying      Unexercised
                                                    Unexercised     In-The-Money
                                                   Options/SARs     Options/SARs
                                                    at Year-End      at Year-End
                        Number of
                  Shares Acquired         Value    Exercisable/     Exercisable/
     Name             On Exercise      Realized   Unexercisable    Unexercisable

     Timothy L. Guzzle     40,000      $357,500       120,000/0       $361,250/0
     Girard F. Anderson    22,400      $183,400        72,000/0       $216,750/0
     Alan D. Oak           16,000      $153,500        39,000/0       $117,406/0
     Keith S. Surgenor     30,000      $267,250        54,000/0       $262,375/0
     Robert F. Tomczak      5,000      $ 26,719         9,600/0       $ 18,906/0


                                              Pension Table


          The following table shows estimated annual benefits payable under the company's pension plan arrangements for the named executive officers other than Mr. Guzzle.

                      Years of Service                      Years of Service
     Final Three                          Final Three
     Years Average                        Years Average
     Earnings           15    20 or more  Earnings             15     20 or more
     $100,000        $ 45,000   $ 60,000  $450,000          $202,500    $270,000
      150,000          67,500     90,000   500,000           225,000     300,000
      200,000          90,000    120,000   550,000           247,500     330,000
      250,000         112,500    150,000   600,000           270,000     360,000
      300,000         135,000    180,000   650,000           292,500     390,000
      350,000         157,500    210,000   700,000           315,000     420,000
      400,000         180,000    240,000

          The annual benefits payable to each of the named executive officers are equal to a stated percentage of such officer's average earnings for the three years before his retirement multiplied by his number of years of service, up to a stated maximum. The amounts shown in the table are based on 3% of such earnings and a maximum of 20 years of service; the amounts payable to Mr. Guzzle are based on 6% of earnings and a maximum of 10 years of service.

          The earnings covered by the pension plan arrangements are the same as those reported as salary and bonus in the summary compensation table above. Years of service for the named executive officers are as follows: Mr. Guzzle (6 years); Mr. Anderson (34 years); Mr. Oak (20 years); Mr. Surgenor (5 years); and Mr. Tomczak (31 years). The pension benefit is computed as a straight-life annuity commencing at age 62 and is reduced by an officer's Social Security benefits. If Mr. Guzzle's employment is terminated by the Corporation without cause or by Mr. Guzzle for good reason (as such terms are defined in Mr. Guzzle's employment agreement referred to below), his age and service for purposes of determining benefits under the pension plan arrangements are increased by two years.


     Severance Agreements

          TECO Energy has severance agreements with 25 officers of TECO Energy and its subsidiaries, including the five executive officers named above, under which payments will be made under certain circumstances following a change in control of TECO Energy (as defined in the severance agreements). Each officer is required, subject to the terms of the severance agreements, to remain in the employ of TECO Energy or its subsidiaries for one year following a potential change in control (as defined) unless a change in control earlier occurs. The severance agreements provide that in the event employment is terminated by the company or TECO Energy without cause (as defined) or by the officer for good reason (as defined) following a certain change in control, TECO Energy will make a lump sum severance payment to the officer of two times (three times in the cases of Mr. Guzzle, Mr. Anderson, Mr. Oak and Mr. Surgenor) annual salary and bonus. Upon such termination, the severance agreements also provide for: (i) a cash payment equal to the additional retirement benefit which would have been earned under TECO Energy's retirement plans if employment had continued for two years (three years in the cases of Mr. Guzzle, Mr. Anderson, Mr. Oak and Mr. Surgenor) following the date of termination, and (ii) participation in the life, accident and health insurance plans of TECO Energy for such period except to the extent such benefits are provided by a subsequent employer.

          Any benefit payable to the officer in connection with a change in control or termination of employment will be reduced to the extent that such payment, together with any other compensation provided by TECO Energy, would not be deductible by TECO Energy, or by any other person making such payment, pursuant to Section 280G of the Internal Revenue Code of 1986.

          TECO Energy has an employment agreement with Mr. Guzzle providing that if his employment is terminated by TECO Energy without cause or by Mr. Guzzle for good reason, he will receive benefits similar to those provided under the severance agreements described above based upon a level of two times annual salary and bonus and a two-year benefit continuation period.

     Compensation of Directors

          Directors of TECO Energy and the company who are not officers are paid a combined annual retainer of $17,500 ($20,000 effective April 1, 1994) and a fee of $1,000 for attendance at each meeting of the Board of Directors and $500 ($600 for the Committee Chairman) for attendance at each meeting of a Committee of the Board. Directors may elect to defer these amounts with earnings credited at either the 90-day U.S. Treasury bill rate or a rate equal to the total return on TECO Energy's Common Stock.

          1991 Director Stock Option Plan. TECO Energy has a Director Stock Option Plan in which all directors of the company and TECO Energy participate except Mr. Guzzle. The plan provides automatic annual grants of options to purchase shares of TECO Energy common stock to each non-employee director serving on the TECO Energy Board at the time of grant. The exercise price is the fair market value of the common stock on the date of grant, payable in whole or in part in cash or TECO Energy common stock. The plan provides for an initial grant of options for 10,000 shares of TECO Energy common stock for each new director following election to the Board and an annual grant of options for 2,000 shares for each continuing director. Annual grants are made on the first trading day of TECO Energy common stock after each annual meeting. The options are exercisable immediately and expire ten years after grant or earlier as provided in the plan following termination of service on the Board.

          Directors' Retirement Plan. All Directors who have completed 60 months of service as a Director of TECO Energy and who have not been employees of TECO Energy or any of its subsidiaries are eligible to participate in a Directors' Retirement Plan. Under this plan, a retired Director or his or her surviving spouse will receive a monthly retirement benefit equal to the monthly retainer last paid to such Director for services as a Director of TECO Energy or any of its subsidiaries. Such payments will continue for the lesser of the number of months the Director served as a Director or 120 months, but payments will in any event cease upon the death of the Director or, if the Director's spouse survives the Director, the death of the spouse.


     Item 12.  SECURITY  OWNERSHIP   OF  CERTAIN   BENEFICIAL  OWNERS   AND
               MANAGEMENT.

          All outstanding shares of Tampa Electric's common stock are owned by TECO Energy. As of Jan. 31, 1994, none of the directors or executive officers of Tampa Electric or TECO Energy owned any shares of the preferred stock of Tampa Electric.

          The following table sets forth the shares of TECO Energy common stock beneficially owned as of Jan. 31, 1994 by directors and nominees, the executive officers named in the summary compensation table and Tampa Electric's directors and executive officers as a group. Except as otherwise noted, such persons have sole investment and voting power over the shares. The number of shares of TECO Energy's common stock beneficially owned by any director or executive officer or by all directors and executive officers as a group does not exceed 1% of such shares outstanding at Jan. 31, 1994.


        Name                                      Shares (1)

        DuBose Ausley                              15,886
        Sara L. Baldwin                            16,918(2)
        Hugh L. Culbreath                          71,875(3)
        James L. Ferman, Jr.                       21,740(4)
        Edward L. Flom                             16,784(5)
        Henry R. Guild, Jr.                       128,598(6)
        Timothy L. Guzzle                         143,110(7)(8)
        Charles H. Ross, Jr.                       32,000(9)
        Robert L. Ryan                             16,000(10)
        J. Thomas Touchton                         18,000(11)
        John A. Urquhart                           15,150(12)
        James O. Welch, Jr.                        22,600(13)
        Girard F. Anderson                        103,809(7)(14)
        Alan D. Oak                                67,938(7)(15)
        Keith S. Surgenor                          63,736(7)(16)
        Robert F. Tomczak                          24,846(7)(17)
        20 directors and executive
          officers as a group (including
          those named above)                      870,575(7)(18)
        __________________

      (1) The amounts listed include the following shares that are subject to options granted under TECO Energy's stock option plans: Mr. Ausley, 12,000 shares; Mrs. Baldwin and Messrs. Culbreath, Ferman, Flom, Guild, Ross, Ryan, Touchton and Welch, 14,000 shares each; Mr. Urquhart, 11,200 shares; Mr. Guzzle, 120,000 shares; Mr. Anderson, 72,000 shares; Mr. Oak, 39,000 shares; Mr. Surgenor, 54,000 shares; Mr. Tomczak, 9,600 shares; and all directors and executive officers as a group, 528,600 shares.
      (2) Includes 350 shares  held by a trust  of which Mrs. Baldwin  is a trustee.
      (3) Includes 8,000 shares owned by Mr. Culbreath s wife, as to which shares he disclaims any beneficial interest.
      (4) Includes 2,584 shares owned jointly by Mr. Ferman and his wife. Also includes 436 shares owned by Mr. Ferman s wife, as to which shares he disclaims any beneficial interest.
      (5) Includes 1,596 shares owned by Mr. Flom s wife, as to which shares he disclaims any beneficial interest.
      (6) Includes 108,598 shares held by trusts of which Mr. Guild is a trustee. Of these shares, 49,875 are held for the benefit of Mr. Culbreath and are also included in the number of shares beneficially owned by him.

      (7) The amounts listed include the following shares that are held by the benefit plans of TECO Energy for an officer's account: Mr. Guzzle, 1,110 shares; Mr. Anderson, 7,889 shares; Mr. Oak, 8,808 shares; Mr. Surgenor, 1,482 shares; Mr. Tomczak, 9,578 shares; and all directors and executive officers as a group, 55,517 shares.
      (8) Includes 20,000 shares owned by a Revocable Living Trust of which Mr. Guzzle is a trustee.
      (9) Includes 12,000 shares owned jointly by Mr. Ross and his wife. Also includes 6,000 shares owned by Mr. Ross' wife, as to which shares he disclaims any beneficial interest.
     (10) Includes 2,000 shares owned jointly by Mr. Ryan and his wife.
     (11) Includes 4,000 shares owned by a Revocable Living Trust of which Mr. Touchton is the sole trustee.
     (12) Includes 1,000 shares owned by Mr. Urquhart's wife, as to which shares he disclaims any beneficial interest.
     (13) Includes 2,000 shares owned by a charitable foundation of which Mr. Welch is a trustee.
     (14) Includes 800 shares owned by Mr. Anderson's wife, as to which shares he disclaims any beneficial interest.
     (15) Includes 20,130 shares owned jointly by Mr. Oak and his wife.
     (16) Includes 8,162 shares owned jointly by Mr. Surgenor and his wife.
     (17) Includes 324 shares owned jointly by Mr. Tomczak and his wife.
     (18) Includes a total of 54,800 shares owned jointly with spouses. Also includes a total of 17,832 shares owned by spouses, as to which shares beneficial interest is disclaimed.


     Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          TECO Energy paid $842,755 for legal services rendered during 1993 by Ausley, McMullen, McGehee, Carothers & Proctor, P.A., of which Mr. Ausley served as the President. The above firm merged with another law firm effective Feb. 1, 1994, and Mr. Ausley is now Chairman of the successor, Macfarlane, Ausley, Ferguson & McMullen.

          In addition, reference is made to Note H on page 32.

                                     PART IV

     Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON  FORM
               8-K.

     (a)  1.  Financial Statements - See index on page 17.

          2.  Financial Statement Schedules - See index on page 17.

          3.  Exhibits
              *3.1 Articles of Incorporation (Exhibit 3.1 to Registration Statement No. 2-70653).
              *3.2 Bylaws as amended on April 16, 1991 (Exhibit 3, Form 10-Q for quarter ended March 31, 1991 of Tampa Electric Company).
              *4.1 Indenture of Mortgage among Tampa Electric Company, State Street Trust Company and First Savings & Trust Company of Tampa, dated as of Aug. 1, 1946 (Exhibit 7-A to Registration Statement No. 2-6693).
              *4.2   Ninth  Supplemental Indenture,  dated as  of April  1,
                     1966, to Exhibit 4.1 (Exhibit 4-k, Registration Statement No. 2-28417).
              *4.3 Thirteenth Supplemental Indenture, dated as of Jan. 1, 1974, to Exhibit 4.1 (Exhibit 2-g-l, Registration Statement No. 2-51204).
              *4.4 Sixteenth Supplemental Indenture, dated as of Oct. 30, 1992, to Exhibit 4.1 (Exhibit 7-A, Registration Statement No. 2-6693).
              *4.5 Eighteenth Supplemental Indenture, dated as of May 1, 1993, to Exhibit 4.1 (Exhibit 4.1, Form 10-Q for the quarter ended June 30, 1993).
              *4.6 Installment Purchase and Security Contract between the Hillsborough County Industrial Development Authority and Tampa Electric Company, dated as of March 1, 1972 (Exhibit 4.9, Form 10-K for 1986 of Tampa Electric Company).
              *4.7 First Supplemental Installment Purchase and Security Contract, dated as of Dec. 1, 1974 (Exhibit 4.10, Form 10-K for 1986 of Tampa Electric Company).
              *4.8 Third Supplemental Installment Purchase Contract, dated as of May 1, 1976 (Exhibit 4.12, Form 10-K for 1986 of Tampa Electric Company).
              *4.9 Installment Purchase Contract between the Hillsborough County Industrial Development Authority and Tampa Electric Company, dated as of Aug. 1, 1981 (Exhibit 4.13, Form 10-K for 1986 of Tampa Electric Company).
              *4.10 Amendment to Exhibit A of Installment Purchase Contract, dated as of April 7, 1983 (Exhibit 4.14, Form 10-K for 1989 of Tampa Electric Company).
              *4.11 Second Supplemental Installment Purchase Contract, dated as of June 1, 1983 (Exhibit 4.16, Form 10-K for 1985 of Tampa Electric Company).
              *4.12 Third Supplemental Installment Purchase Contract, dated as of Aug. 1, 1989 (Exhibit 4.16, Form 10-K for 1989 of Tampa Electric Company).
               4.13 Installment Purchase Contract between the Hillsborough County Industrial Development Authority and Tampa Electric Company, dated as of Jan. 31, 1984 (Exhibit 4.16, Form 10-K for 1983 of Tampa Electric Company).
              *4.14 First Supplemental Installment Purchase Contract, dated as of Aug. 2, 1984 (Exhibit 4.17, Form 10-K for 1984 of Tampa Electric Company).
              *4.15 Second Supplemental Installment Purchase Contract, dated as of July 1, 1993 (Exhibit 4.3, Form 10-Q for the quarter ended June 30, 1993).
              *4.16 Loan and Trust Agreement among the Hillsborough County Industrial Development Authority, Tampa Electric Company and NCNB National Bank of Florida, dated as of Sept. 24, 1990 (Exhibit 4.1, Form 10-Q for the quarter ended Sept. 30, 1990 of Tampa Electric Company).
              *4.17 Loan and Trust Agreement, dated as of Oct. 26, 1992 among the Hillsborough County Industrial Development Authority, Tampa Electric Company and NationsBank of Florida, N.A., as trustee (Exhibit 4.2, Form 10-Q for the quarter ended Sept. 30, 1992 of Tampa Electric Company).
              *4.18 Loan and Trust Agreement, dated as of June 23, 1993, among the Hillsborough County Industrial Development Authority, Tampa Electric Company and NationsBank of Florida, N.A., as trustee (Exhibit 4.2, Form 10-Q for the quarter ended June 30, 1993 of Tampa Electric Company).
              *10.1 Agreement between Belcher Oil Company and Tampa Electric Company, dated as of Sept. 1, 1987 (Exhibit 10.4, Form 10-K for 1987 of Tampa Electric Company).
              *10.2 Settlement Agreement between Pyramid Mining, Inc., Pyramid Equipment, Inc. and Tampa Electric Company, dated as of Oct. 7, 1987 (Exhibit 10.5, Form 10-K for 1987 of Tampa Electric Company).
              *10.3 Coal Mining Lease Contract by and among Cal-Glo Coal, Inc. and Jack Stewart and Tom Gambrel consisting of Underground Coal Mining Lease Contract dated as of May 3, 1967; Assignment of Lease dated as of Feb. 13, 1969; Supplemental Coal Lease dated as of May 13, 1970; Sublease Agreement dated as of Oct. 18, 1972; Amendment to Lease dated as of Jan. 26, 1976; Amendment to Lease dated as of March 31, 1978; and Consent dated as of May 15, 1978 (Exhibit 10.12, Form 10-K for 1986 of Tampa Electric Company).
              *10.4 Lease and Agreement dated as of July 23, 1979 between Tampa Electric Company and Franklin Street Associates, Ltd. (Exhibit 10.13, Form 10-K for 1986 of Tampa Electric Company).
              *10.5 1980 Stock Option and Appreciation Rights Plan, as amended on July 18, 1989 (Exhibit 28.1, Form 10-Q for quarter ended June 30, 1989 of TECO Energy, Inc.).
              *10.6 Directors' Retirement Plan, dated as of Jan. 24, 1985 (Exhibit 10.23, Form 10-K for 1986 of Tampa Electric Company).
              *10.7 Supplemental Executive Retirement Plan, as amended on July 18, 1989 (Exhibit 10.14, Form 10-K for 1989 of Tampa Electric Company).

              *10.8 TECO Energy, Inc. Group Supplemental Executive Retirement Benefits Trust Agreement Amendment and Restatement, dated as of April 27, 1989 (Exhibit 10.15, Form 10-K for 1989 of Tampa Electric Company).
              *10.9 Annual Incentive Compensation Plan for Tampa Electric Company, as amended on April 27, 1989 (Exhibit 28.1, Form 10-Q for quarter ended March 31, 1989 of Tampa Electric Company).
              *10.10 TECO   Energy,  Inc.   Group  Supplemental  Disability
                     Income Plan, dated as of March 20, 1989 (Exhibit 10.19, Form 10-K for 1988 of Tampa Electric Company).
              *10.11 Forms of  Severance  Agreements between  TECO  Energy,
                     Inc. and certain senior executives, dated as of various dates in 1989 (Exhibit 10.18, Form 10-K for 1989 of Tampa Electric Company).
              *10.12 TECO Energy, Inc.  1990 Equity Incentive Plan (Exhibit
                     10.1, Form 10-Q for the quarter ended March 31, 1990 of TECO Energy, Inc.).
              *10.13 TECO Energy, Inc.  1991 Director Stock Option  Plan as
                     amended on Jan. 21, 1992 (Exhibit 10.20, Form 10-K for 1991 of Tampa Electric Company).
              *10.14 Supplemental  Executive  Retirement  Plan  for  T.  L.
                     Guzzle, as amended on July 20, 1993 (Exhibit 10.1, Form 10-Q for the quarter ended Sept. 30, 1993 of Tampa Electric Company).
              *10.15 Terms of  R. H. Kessel's Employment,  dated as of Dec.
                     1, 1989 (Exhibit 10.20, Form 10-K for 1989 of TECO Energy, Inc.).
              *10.16 Supplemental  Executive  Retirement  Plan  for  R.  H.
                     Kessel, dated as of Dec. 4, 1989 (Exhibit 10.16, Form 10-K for 1989 of TECO Energy, Inc.).
              *10.17 Supplemental   Executive  Retirement   Plan  for  H.L.
                     Culbreath, as amended on April 27, 1989 (Exhibit 10.14, Form 10-K for 1989 of TECO Energy, Inc.).
              *10.18 Supplemental Executive  Retirement Plan for  A.D. Oak,
                     dated as of July 20, 1993 (Exhibit 10.2, Form 10-Q for the quarter ended Sept. 30, 1993 of Tampa Electric Company).
              *10.19 Supplemental   Executive  Retirement   Plan  for  K.S.
                     Surgenor, dated as of July 20, 1993 (Exhibit 10.3, Form 10-Q for the quarter ended Sept. 30, 1993 of Tampa Electric Company).
              *10.20 Terms of  T.L. Guzzle's employment,  dated as of  July
                     20, 1993 (Exhibit 10, Form 10-Q for the quarter ended June 30, 1993 of Tampa Electric Company).
              *10.21 Supplemental   Executive  Retirement   Plan  for  G.F.
                     Anderson (Exhibit 10.4, Form 10-Q for the quarter ended Sept. 30, 1993 of Tampa Electric Company).
              *10.22 TECO   Energy,  Inc.   Group  Supplemental  Retirement
                     Benefits Trust Agreement Amendment and Restatement, dated as of April 27, 1989 as amended by First Amendment to 1989 Restatement dated as of July 20, 1993 (Exhibit 10.5, Form 10-Q for the quarter ended Sept. 30, 1993 of Tampa Electric Company).

              12     Ratio of earnings to fixed charges.
              23     Consent of Independent Accountants.
              24.1   Power of Attorney.
              24.2   Certified copy  of  resolution  authorizing  Power  of
                     Attorney.
              _____________
              * Indicates exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference.
              Exhibits  filed  with  periodic  reports   of  Tampa  Electric
              Company and TECO Energy, Inc. were filed under Commission File Nos. 1-5007 and 1-8180, respectively.


          Executive Compensation Plans and Arrangements

          Exhibits 10.5 through 10.22 above are management contracts or compensatory plans or arrangements in which executive officers or directors of TECO Energy, Inc. and its subsidiaries participate.

     (b) The company filed no reports on Form 8-K during the last quarter of 1993.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Tampa and the state of Florida on the 28th day of March, 1994.

                                    TAMPA ELECTRIC COMPANY

                                    By  T. L. GUZZLE*
                                        T. L. GUZZLE, Chairman of the Board
                                        and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on March 28, 1994:

          Signature               Title

       T. L. GUZZLE*        Chairman of the Board,
       T. L. GUZZLE         Director and Chief Executive
                            Officer (Principal Executive
                            Officer)

       A. D. OAK*           Vice President, Treasurer
       A. D. OAK            and Chief Financial Officer
                            (Principal Financial Officer)

       /s/ L. L. LEFLER     Vice President-Controller
       L. L. LEFLER

       C. D. AUSLEY*        Director
       C. D. AUSLEY

       S. L. BALDWIN*       Director
       S. L. BALDWIN

       H. L. CULBREATH*     Director
       H. L. CULBREATH

       J. L. FERMAN, JR.*   Director
       J. L. FERMAN, JR.

       E. L. FLOM*          Director
       E. L. FLOM

       H. R. GUILD, JR.*    Director
       H. R. GUILD, JR.

       C. H. ROSS, JR.*     Director
       C. H. ROSS, JR.

       R. L. RYAN*          Director
       R. L. RYAN

       J. T. TOUCHTON*      Director
       J. T. TOUCHTON

       J. A. URQUHART*      Director
       J. A. URQUHART

       J. O. WELCH, JR.*    Director
       J. O. WELCH, JR.

       *By: /s/ L. L. LEFLER
           L. L. LEFLER, Attorney-in-fact

                                INDEX TO EXHIBITS


     Exhibit                                                           Page
       No.  Description                                                 No.

     3.1    Articles of Incorporation (Exhibit 3.1 to                     *
            Registration Statement No. 2-70653).
     3.2    Bylaws as amended on April 16, 1991                           *
            (Exhibit 3, Form 10-Q for quarter ended March 31,
            1991 of Tampa Electric Company).
     4.1    Indenture of Mortgage among Tampa Electric                    *
            Company, State Street Trust Company and First Savings &
            Trust Company of Tampa, dated as of Aug. 1, 1946
            (Exhibit 7-A to Registration Statement No. 2-6693).
     4.2    Ninth Supplemental Indenture, dated as of                     *
            April 1, 1966, to Exhibit 4.1 (Exhibit 4-k,
            Registration Statement No. 2-28417).
     4.3    Thirteenth Supplemental Indenture, dated as of                *
            Jan. 1, 1974, to Exhibit 4.1 (Exhibit 2-g-l,
            Registration Statement No. 2-51204).
     4.4    Sixteenth Supplemental Indenture, dated as of                 *
            Oct. 30, 1992, to Exhibit 4.1 (Exhibit 7-A,
            Registration Statement No. 2-6693).
     4.5    Eighteenth Supplemental Indenture, dated as of May 1,         *
            1993, to Exhibit 4.1 (Exhibit 4.1, Form 10-Q for the quarter ended June 30, 1993).
     4.6    Installment Purchase and Security Contract                    *
            between and the Hillsborough County Industrial
            Development Authority and Tampa Electric Company,
            dated as of March 1, 1972 (Exhibit 4.9, Form 10-K
            for 1986 of Tampa Electric Company).
     4.7    First Supplemental Installment Purchase and                   *
            Security Contract, dated as of Dec. 1, 1974
            (Exhibit 4.10, Form 10-K for 1986 of
            Tampa Electric Company).
     4.8    Third Supplemental Installment Purchase Contract,             *
            dated as of May 1, 1976 (Exhibit 4.12, Form 10-K
            for 1986 of Tampa Electric Company).
     4.9    Installment Purchase Contract between the                     *
            Hillsborough County Industrial Development
            Authority and Tampa Electric Company, dated
            as of Aug. 1, 1981 (Exhibit 4.13, Form 10-K for
            1986 of Tampa Electric Company).
     4.10   Amendment to Exhibit A of Installment Purchase                *
            Contract, dated as of April 7, 1983 (Exhibit 4.14,
            Form 10-K for 1989 of Tampa Electric Company).
     4.11   Second Supplemental Installment Purchase Contract,            *
            dated as of June 1, 1983 (Exhibit 4.16, Form 10-K
            for 1985 of Tampa Electric Company).
     4.12   Third Supplemental Installment Purchase Contract,             *
            dated as of Aug. 1, 1989 (Exhibit 4.16, Form 10-K for 1989 of Tampa Electric Company).

     4.13   Installment Purchase Contract between the                    61
            Hillsborough County Industrial Development
            Authority and Tampa Electric Company, dated
            as of Jan. 31, 1984 (Exhibit 4.16, Form 10-K
            for 1983 of Tampa Electric Company).
     4.14   First Supplemental Installment Purchase Contract,             *
            dated as of Aug. 2, 1984 (Exhibit 4.17, Form 10-K
            for 1984 of Tampa Electric Company).
     4.15   Second Supplemental Installment Purchase Contract,            *
            dated as of July 1, 1993 (Exhibit 4.3, Form 10-Q
            for the quarter ended June 30, 1993).
     4.16   Loan and Trust Agreement among the Hillsborough               *
            County Industrial Development Authority,
            Tampa Electric Company and NCNB National
            Bank of Florida, dated as of Sept. 24, 1990
            (Exhibit 4.1, Form 10-Q for the quarter ended
            Sept. 30, 1990 of Tampa Electric Company).
     4.17   Loan and Trust Agreement, dated as of                         *
            Oct. 26, 1992 among the Hillsborough County
            Industrial Development Authority, Tampa Electric
            Company and NationsBank of Florida, N.A., as
            trustee (Exhibit 4.2, Form 10-Q for the quarter
            ended Sept. 30, 1992 of Tampa Electric Company).
     4.18   Loan and Trust Agreement, dated as of June 23,                *
            1993, among the Hillsborough County Industrial
            Development Authority, Tampa Electric Company and
            NationsBank of Florida, N.A., as trustee (Exhibit 4.2,
            Form 10-Q for the quarter ended June 30, 1993 of Tampa
            Electric Company).
     10.1   Agreement between Belcher Oil Company and                     *
            Tampa Electric Company, dated as of Sept. 1, 1987
            (Exhibit 10.4, Form 10-K for 1987 of
            Tampa Electric Company).
     10.2   Settlement Agreement between Pyramid Mining, Inc.,            *
            Pyramid Equipment, Inc. and Tampa Electric Company,
            dated as of Oct. 7, 1987 (Exhibit 10.5, Form 10-K
            for 1987 of Tampa Electric Company).
     10.3   Coal Mining Lease Contract by and among                       *
            Cal-Glo Coal, Inc. and Jack Stewart and
            Tom Gambrel consisting of Underground Coal
            Mining Lease Contract dated as of May 3, 1967;
            Assignment of Lease dated as of Feb. 13, 1969;
            Supplemental Coal Lease dated as of May 13, 1970;
            Sublease Agreement dated as of Oct. 18, 1972;
            Amendment to Lease dated as of Jan. 26, 1976;
            Amendment to Lease dated as of March 31, 1978;
            and Consent dated as of May 15, 1978 (Exhibit 10.12,
            Form 10-K for 1986 of Tampa Electric Company).
     10.4   Lease and Agreement dated as of July 23, 1979                 *
            between Tampa Electric Company and Franklin
            Street Associates, Ltd. (Exhibit 10.13,
            Form 10-K for 1986 of Tampa Electric Company).
     10.5   1980 Stock Option and Appreciation Rights Plan,               *
            as amended on July 18, 1989 (Exhibit 28.1,
            Form 10-Q for quarter ended June 30, 1989 of
            TECO Energy, Inc.).

     10.6   Directors' Retirement Plan, dated as of                       *
            Jan. 24, 1985 (Exhibit 10.23, Form 10-K for 1986 of
            Tampa Electric Company).
     10.7   Supplemental Executive Retirement Plan, as amended            *
            on July 18, 1989 (Exhibit 10.14, Form 10-K for 1989 of
            Tampa Electric Company).
     10.8   TECO Energy, Inc. Group Supplemental Executive                *
            Retirement Benefits Trust Agreement Amendment and
            Restatement, dated as of April 27, 1989 (Exhibit 10.15,
            Form 10-K for 1989 of Tampa Electric Company).
     10.9   Annual Incentive Compensation Plan for Tampa                  *
            Electric Company, as amended on April 27, 1989 (Exhibit
            28.1, Form 10-Q for quarter ended March 31, 1989 of
            Tampa Electric Company).
     10.10  TECO Energy, Inc. Group Supplemental Disability               *
            Income Plan, dated as of March 20, 1989 (Exhibit 10.19,
            Form 10-K for 1988 of Tampa Electric Company).
     10.11  Forms of Severance Agreements between TECO Energy, Inc.       *
            and certain senior executives, dated as of various dates
            in 1989 (Exhibit 10.18, Form 10-K for 1989 of Tampa
            Electric Company).
     10.12  TECO Energy, Inc. 1990 Equity Incentive Plan                  *
            (Exhibit 10.1, Form 10-Q for the quarter ended March 31,
            1990 of TECO Energy, Inc.).
     10.13  TECO Energy, Inc. 1991 Director Stock Option Plan             *
            as amended on Jan. 21, 1992 (Exhibit 10.20, Form 10-K
            for 1991 of Tampa Electric Company).
     10.14  Supplemental Executive Retirement Plan for                    *
            T. L. Guzzle, as amended on July 20, 1993 (Exhibit 10.1,
            Form 10-Q for the quarter ended Sept. 30, 1993 of Tampa Electric Company).
     10.15  Terms of R. H. Kessel's Employment, dated as of               *
            Dec. 1, 1989 (Exhibit 10.20, Form 10-K for 1989 of TECO
            Energy, Inc.).
     10.16  Supplemental Executive Retirement Plan for                    *
            R. H. Kessel, dated as of Dec. 4, 1989 (Exhibit 10.16,
            Form 10-K for 1989 of TECO Energy, Inc.).
     10.17  Supplemental Executive Retirement Plan for                    *
            H.L. Culbreath, as amended on April 27, 1989 (Exhibit
            10.14, Form 10-K for 1989 of TECO Energy, Inc.).
     10.18  Supplemental Executive Retirement Plan for                    *
            A.D. Oak, dated as of July 20, 1993 (Exhibit 10.2, Form
            10-Q for the quarter ended Sept. 30, 1993 of Tampa
            Electric Company).
     10.19  Supplemental Executive Retirement Plan for                    *
            K.S. Surgenor, dated as of July 20, 1993 (Exhibit 10.3,
            Form 10-Q for the quarter ended Sept. 30, 1993 of Tampa Electric Company).
     10.20  Terms of T.L. Guzzle's employment, dated                      *
            as of July 20, 1993 (Exhibit 10, Form 10-Q for the quarter ended June 30, 1993 of Tampa Electric Company).

     10.21  Supplemental Executive Retirement Plan for                    *
            G.F. Anderson (Exhibit 10.4, Form 10-Q for the quarter
            ended Sept. 30, 1993 of Tampa Electric Company).
     10.22  TECO Energy, Inc. Group Supplemental                          *
            Retirement Benefits Trust Agreement Amendment and
            Restatement, dated as of April 27, 1989 as amended by
            First Amendment to 1989 Restatement dated as of July 20,
            1993 (Exhibit 10.5, Form 10-Q for the quarter ended
            Sept. 30, 1993 of Tampa Electric Company).
     12     Ratio of earnings to fixed charges.                          88
     23     Consent of Independent Accountants.                          89
     24.1   Power of Attorney.                                           90
     24.2   Certified copy of resolution authorizing Power               92
            of Attorney.
     _____________

     * Indicates exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference. Exhibits filed with periodic reports of Tampa Electric Company and TECO Energy, Inc. were filed under Commission File Nos. 1-5007 and 1-8180, respectively.