Form 10-Q
period 1994-03-31
TAMPA ELECTRIC CO
filed 1994-05-05
CIK 96271

FORM 10-Q



                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           March 31, 1994

                                     OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to


Commission File Number 1-5007


                      TAMPA ELECTRIC COMPANY
        (Exact name of registrant as specified in its charter)


           FLORIDA                                   59-0475140
 (State or other jurisdiction of                   (IRS Employer
incorporation or organization)                   Identification No.)


702 North Franklin Street, Tampa, Florida               33602
(Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including area code:  (813) 228-4111

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes    X     No

Number of  shares outstanding   of each of  the issuer's classes  of common
stock, as of the latest practicable date (April 30, 1994):

                  Common Stock, Without Par Value       10


                                                                 FORM 10-Q

                       PART I.  FINANCIAL INFORMATION



Item 1.   Financial Statements

               In  the  opinion  of  management,  the  unaudited  financial statements include  all adjustments  (none of  which, except for the adjustment discussed in Note D on page 7, were other than normal  and recurring) necessary to  present fairly the results for the three-month periods ended March 31, 1994 and

               1993.   Reference should  be made  to the explanatory  notes

               affecting the income and balance sheet accounts contained in

               Tampa Electric  Company's Annual Report on Form 10-K for the

               year ended Dec. 31, 1993 and to the notes on pages 6 through

               7 of this report.

                                                                 FORM 10-Q

                                  BALANCE SHEETS
                              (thousands of dollars)
                                                  March 31,         Dec. 31,
                                                     1994            1993
                                      Assets
     Property, plant and equipment,
       at original cost
     Utility plant in service                    $2,792,145       $2,773,652
     Construction work in progress                  166,436          151,311
                                                  2,958,581        2,924,963
     Accumulated depreciation                    (1,076,256)      (1,052,979)
                                                  1,882,325        1,871,984
     Other property                                     201              201
                                                  1,882,526        1,872,185
     Current assets
     Cash and cash equivalents                        3,184            4,499
     Short-term investments                             245              216
     Receivables, less allowance
       for uncollectibles                            88,862           97,997
     Inventories, at average cost
       Fuel                                          81,379           77,438
       Materials and supplies                        38,468           37,726
     Prepayments                                      9,349           10,062
                                                    221,487          227,938
     Deferred debits
     Unamortized debt expense                        25,266           25,718
     Deferred fuel expense                            7,980           13,721
     Deferred income taxes                           39,060           37,045
     Other                                           23,677           22,961
                                                     95,983           99,445
                                                 $2,199,996       $2,199,568

                              Liabilities and Capital
     Capital
     Common stock                                $  704,631       $  664,631
     Retained earnings                              174,498          182,939
                                                    879,129          847,570
     Preferred stock, redemption not required        54,956           54,956
     Long-term debt, less amount due
       within one year                              610,820          611,082
                                                  1,544,905        1,513,608
     Current liabilities
     Long-term debt due within one year               1,260            1,245
     Notes payable                                   41,200           81,500
     Accounts payable                                69,738           87,791
     Customer deposits                               48,198           47,358
     Interest accrued                                14,249           10,522
     Taxes accrued                                   27,775            6,151
                                                    202,420          234,567
     Deferred credits
     Deferred income taxes                          291,306          292,573
     Investment tax credits                          64,818           66,033
     Regulatory liability - tax related              61,215           61,973
     Other                                           35,332           30,814
                                                    452,671          451,393
                                                 $2,199,996       $2,199,568

     The accompanying notes are an integral part of the financial statements.

                                                                 FORM 10-Q

                               STATEMENTS OF INCOME
                              (thousands of dollars)

     For the three months ended March 31,            1994             1993

     Operating revenues                            $244,629         $227,811

     Operating expenses
     Operation
       Fuel                                          84,677           78,331
       Purchased power                                7,983            7,154
       Other                                         42,121           36,026
     Maintenance                                     16,836           16,095
     Depreciation                                    28,613           27,705
     Taxes, federal and state income                 11,108           10,333
     Taxes, other than income                        21,977           20,211
                                                    213,315          195,855

     Operating income                                31,314           31,956

     Other income
     Allowance for other funds used
       during construction                              273               --
     Other income (expense), net                        (14)          (6,171)
                                                        259           (6,171)

     Income before interest charges                  31,573           25,785

     Interest charges
     Interest on long-term debt                       8,944           10,535
     Other interest                                   1,592            1,160
     Allowance for borrowed funds
       used during construction                        (636)            (571)
                                                      9,900           11,124

     Net income                                      21,673           14,661
     Preferred dividend requirements                    892              892
     Balance applicable to
       common stock                                $ 20,781         $ 13,769


     The accompanying notes are an integral part of the financial statements.

                                                                 FORM 10-Q


                             STATEMENTS OF CASH FLOWS
                              (thousands of dollars)


     For the three months ended March 31,            1994             1993

     Cash flows from operating activities
       Net income                                 $  21,673        $  14,661
       Adjustments to reconcile net income
         to net cash
       Depreciation                                  28,613           27,705
       Deferred income taxes                         (4,040)           4,565
       Investment tax credits, net                   (1,216)          (1,229)
       Allowance for funds used
         during construction                           (909)            (571)
       Deferred fuel cost                             5,740           (9,778)
       Fuel cost settlement                              --           10,000
       Refund to customers                           (2,306)              --
       Receivables, less allowance
         for uncollectibles                           9,135            8,398
       Inventories                                   (4,683)          (2,447)
       Taxes accrued                                 21,624            7,572
       Accounts payable                             (15,757)         (12,834)
       Other                                         10,150            8,741
                                                     68,024           54,783

     Cash flows from investing activities
       Capital expenditures                         (39,560)         (35,395)
       Allowance for funds used
         during construction                            909              571
       Short-term investments                           (29)             828
                                                    (38,680)         (33,996)

     Cash flows from financing activities
       Proceeds from contributed capital
        from parent                                  40,000           12,000
       Repayment of long-term debt                     (245)              --
       Net decrease in short-term debt              (40,300)          (9,200)
       Dividends                                    (30,114)         (30,171)
                                                    (30,659)         (27,371)

     Net decrease in cash and
       cash equivalents                              (1,315)          (6,584)
     Cash and cash equivalents
       at beginning of period                         4,499           28,260
     Cash and cash equivalents
       at end of period                           $   3,184        $  21,676


     The accompanying notes are an integral part of the financial statements.

                                                                 FORM 10-Q


                           NOTES TO FINANCIAL STATEMENTS


     A.        Tampa  Electric  Company  is  a  wholly  owned  subsidiary  of

          TECO Energy, Inc.

     B.        The company  has made  certain commitments in  connection with

          its   continuing  construction   program.      Total   construction

          expenditures are estimated to be $247 million for 1994.

     C.        As  reported in the 1993 Form 10-K, the Florida Public Service

          Commission  (FPSC) issued an order  on March 25,  1994 that changed the company's authorized regulatory rate of return on common equity to an 11.35 percent midpoint and a  range of 10.35 percent to 12.35 percent,  while  leaving  in effect  the  rates  it had  previously established.  In its  order, the FPSC approved a  $4-million annual accrual for the  establishment of an unfunded  storm damage reserve for  transmission and  distribution  property and  ordered that  no monies be subject to refund.

               On April  11,  1994,  the  Office of  Public  Counsel  (Public

          Counsel)  filed a petition with the FPSC for reconsideration of the

          March 25, 1994 order rearguing that rates  be reset to reflect  the new midpoint  of the authorized regulatory return on common equity.

          The company is opposing this petition for reconsideration.

                                                                 FORM 10-Q

     D.        As reported in the 1993 Form 10-K, in February  1993, the FPSC approved  a settlement  agreement  between the  company and  Public

          Counsel  that  resolved  all  issues  related to  prices  for  coal purchased in the  years 1990 through  1992 by the company  from its

          affiliate,  Gatliff  Coal  Company,   a  subsidiary  of  TECO  Coal

          Corporation.    The  company  agreed  to  refund  $10 million  plus

          interest to its customers through the fuel adjustment clause over a

          12-month period beginning April 1, 1993. As part of this agreement,

          the company  refunded $2.3  million to  customers during the  first

          quarter of  1994.    In the  first  quarter of  1993,  the  company

          recorded a one-time $10-million  pretax charge associated with this settlement under the caption "Other income (expense), net".

                                                                 FORM 10-Q

     Item 2.   Management's Discussion and Analysis of Financial

               Condition and Results of Operations
          Results of Operations

          Three months ended March 31, 1994:

               Net  income  for  1994's  first  quarter  was  $21.7  million,

          $7 million higher than  the year-earlier quarter  primarily due  to the $10 million pretax charge recorded in the first quarter of 1993 associated  with the coal pricing settlement discussed in Note D on page 7.  Operating income for  1994's first quarter  was 2  percent lower  than  in 1993,  because higher  revenues from  retail energy sales did not fully offset higher operation and maintenance expense and  property taxes and lower non-fuel revenues from sales to other utilities.

               Revenues increased $16.8 million in the first quarter of 1994,

          reflecting  a 10-percent increase in retail  revenues due to higher

          retail  energy  sales  and  the   FPSC-approved  $16-million  price

          increase effective in January 1994. Non-fuel revenues from sales to other  utilities decreased  10 percent  from 1993's  first quarter.

          Lower-priced oil generation available on other systems continued to affect adversely energy sales to other utilities.

               Total  retail energy sales were  4 percent higher  than in the prior  year's first  quarter,  reflecting  more favorable  weather,

          customer growth of 1.7 percent and an improving economy.

               Combined   fuel   and   purchased  power   expense   increased

          $7.2 million  from the prior year's first quarter due to the timing of  the recognition of  fuel expense  under the  FPSC-approved fuel adjustment clause.

                                                                 FORM 10-Q

               Operation-other    and    maintenance    expenses    increased

          $6.8 million,  or 13  percent,  because of  additional self-insured liability reserves and higher employee-related expenses.

               The increase in depreciation expense of $.9 million was due to normal plant additions.

               Income tax expense increased $.8 million or 8 percent from the prior year's first quarter, reflecting higher pretax income and the

          effect of  increased  federal  corporate  income tax  rates.    The

          increased expense arising from higher income tax rates, retroactive to Jan.  1, 1993, was recorded in  the third quarter of  1993.  The first quarter 1993 income tax expense amount was not restated.

               Taxes, other than income  were up $1.8 million for  the period mainly  from higher  gross receipts  taxes,  which are  included in customers' bills, and from additional property and payroll taxes.

               Interest expense, excluding allowance for borrowed  funds used during  construction, was  10 percent  lower than  in 1993's  first

          quarter.   The company refinanced  over $240  million of  long-term

          debt in mid-1993 at lower rates.  The effect of these  refinancings offset higher short-term debt balances and rates in 1994.

                                                                 FORM 10-Q

     Capital Resources and Changes in Financial Condition

               As discussed in Note C on page 6,  the FPSC issued an order on

          March  25, 1994  that changed  the company's  authorized regulatory rate of return on common equity to an 11.35 percent midpoint  and a range  of 10.35 percent to  12.35 percent, while  leaving in effect

          the rates it  had previously established.   In  its order the  FPSC

          approved a  $4-million annual accrual  for the establishment  of an unfunded storm  damage  reserve for  transmission and  distribution property and ordered that no monies be subject to refund.

               On  April 11, 1994, Public  Counsel filed a  petition with the

          FPSC for reconsideration of the March 25, 1994 order rearguing that rates  be reset  to  reflect the  new  midpoint of  the  authorized regulatory return on common  equity.  The company is  opposing this petition for reconsideration.

                                                                 FORM 10-Q

     PART II.  OTHER INFORMATION



     Item 6.   Exhibits and Reports on Form 8-K

               (a)  Exhibits

               10.1 TECO Energy Directors' Deferred Compensation Plan, as
                    amended and restated effective April 1, 1994.

               10.2 TECO Energy, Inc. Annual Incentive Compensation Plan,
                    revised January 1993.

               12.  Ratio of earnings to fixed charges.


               (b)  Reports on Form 8-K

                    No reports on Form 8-K were filed during the quarter to which this report relates.

                                                                 FORM 10-Q

                                    SIGNATURES



               Pursuant  to the  requirements  of  the  Securities  Exchange

          Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.










                         TAMPA ELECTRIC COMPANY
                              (Registrant)







          Dated:  May 5, 1994                  By:    /s/ L. L. Lefler
                                                         L. L. Lefler

                                                 Vice President - Controller
                                                  (Chief Accounting Officer)

                                                                 FORM 10-Q

                                INDEX TO EXHIBITS


     Exhibit No.    Description of Exhibits                         Page No.

          10.1      TECO     Energy     Directors'    Deferred
                    Compensation Plan, as amended and restated
                    effective April 1, 1994.                              14

          10.2      TECO Energy, Inc. Annual Incentive                    19
                    Compensation Plan, revised January 1993.

          12.       Ratio of earnings to fixed charges.                   23