Form 10-Q
period 1994-06-30
TAMPA ELECTRIC CO
filed 1994-08-12
CIK 96271

FORM 10-Q



                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           June 30, 1994

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

                       Yes    X     No

Number  of shares  outstanding   of each  of the  issuer's classes  of common
stock, as of the latest practicable date (July 29, 1994):

                   Common Stock, Without Par Value       10


                                                                   FORM 10-Q

                        PART I.  FINANCIAL INFORMATION



Item 1.   Financial Statements

               In  the  opinion  of  management,  the  unaudited  financial statements include  all adjustments  (none of  which, except for the adjustment discussed in Note D on page 8, were other than normal  and recurring) necessary to  present fairly the results for the three-month and six-month periods ended June

               30, 1994  and  1993.    Reference  should  be  made  to  the

               explanatory notes  affecting the  income  and balance  sheet accounts contained in Tampa Electric Company's Annual Report on Form 10-K  for the year  ended Dec. 31,  1993 and to  the notes on pages 7 and 8 of this report.

                                                                   FORM 10-Q

                                  BALANCE SHEETS
                              (thousands of dollars)
                                                   June 30,         Dec. 31,
                                                     1994            1993
                                      Assets
     Property, plant and equipment,
       at original cost
     Utility plant in service                    $2,816,595       $2,773,652
     Construction work in progress                  184,280          151,311
                                                  3,000,875        2,924,963
     Accumulated depreciation                    (1,095,798)      (1,052,979)
                                                  1,905,077        1,871,984
     Other property                                     204              201
                                                  1,905,281        1,872,185
     Current assets
     Cash and cash equivalents                        1,694            4,499
     Short-term investments                             178              216
     Receivables, less allowance
       for uncollectibles                           114,390           97,997
     Inventories, at average cost
       Fuel                                          83,628           77,438
       Materials and supplies                        38,793           37,726
     Prepayments                                     11,757           10,062
                                                    250,440          227,938
     Deferred debits
     Unamortized debt expense                        24,819           25,718
     Deferred fuel expense                               37           13,721
     Deferred income taxes                           42,814           37,045
     Other                                           22,274           22,961
                                                     89,944           99,445
                                                 $2,245,665       $2,199,568

                              Liabilities and Capital
     Capital
     Common stock                                $  744,631       $  664,631
     Retained earnings                              185,141          182,939
                                                    929,772          847,570
     Preferred stock, redemption not required        54,956           54,956
     Long-term debt, less amount due
       within one year                              611,339          611,082
                                                  1,596,067        1,513,608
     Current liabilities
     Long-term debt due within one year               1,260            1,245
     Notes payable                                   25,178           81,500
     Accounts payable                                70,492           87,791
     Customer deposits                               48,875           47,358
     Interest accrued                                11,932           10,522
     Taxes accrued                                   31,689            6,151
                                                    189,426          234,567
     Deferred credits
     Deferred income taxes                          290,111          292,573
     Investment tax credits                          63,602           66,033
     Regulatory liability - tax related              60,311           61,973
     Other                                           46,148           30,814
                                                    460,172          451,393
                                                 $2,245,665       $2,199,568

     The accompanying notes are an integral part of the financial statements.

                                                                   FORM 10-Q

                               STATEMENTS OF INCOME
                              (thousands of dollars)

     For the three months ended June 30,             1994             1993

     Operating revenues                            $293,324         $259,258

     Operating expenses
     Operation
       Fuel                                         105,699           95,187
       Purchased power                               10,002            8,014
       Other                                         48,337           38,545
     Maintenance                                     18,962           18,016
     Depreciation                                    28,819           27,824
     Taxes, federal and state income                 17,902           13,775
     Taxes, other than income                        22,770           20,363
                                                    252,491          221,724

     Operating income                                40,833           37,534

     Other income (expense)
     Allowance for other funds used
       during construction                              371               --
     Other income (expense), net                       (181)               4
                                                        190                4

     Income before interest charges                  41,023           37,538

     Interest charges
     Interest on long-term debt                       9,182           10,237
     Other interest                                   1,244            1,405
     Allowance for borrowed funds
       used during construction                        (820)            (764)
                                                      9,606           10,878

     Net income                                      31,417           26,660
     Preferred dividend requirements                    892              892
     Balance applicable to
       common stock                                $ 30,525         $ 25,768


     The accompanying notes are an integral part of the financial statements.

                                                                   FORM 10-Q

                               STATEMENTS OF INCOME
                              (thousands of dollars)

     For the six months ended June 30,               1994             1993

     Operating revenues                            $537,953         $487,069

     Operating expenses
     Operation
       Fuel                                         190,376          173,518
       Purchased power                               17,985           15,168
       Other                                         90,458           74,571
     Maintenance                                     35,798           34,110
     Depreciation                                    57,432           55,529
     Taxes, federal and state income                 29,010           24,108
     Taxes, other than income                        44,747           40,574
                                                    465,806          417,578

     Operating income                                72,147           69,491

     Other income (expense)
     Allowance for other funds used
       during construction                              644               --
     Other income (expense), net                       (195)          (6,168)
                                                        449           (6,168)

     Income before interest charges                  72,596           63,323

     Interest charges
     Interest on long-term debt                      18,126           20,773
     Other interest                                   2,836            2,566
     Allowance for borrowed funds
       used during construction                      (1,456)          (1,336)
                                                     19,506           22,003

     Net income                                      53,090           41,320
     Preferred dividend requirements                  1,784            1,784
     Balance applicable to
       common stock                                $ 51,306         $ 39,536


     The accompanying notes are an integral part of the financial statements.

                                                                   FORM 10-Q


                             STATEMENTS OF CASH FLOWS
                              (thousands of dollars)


     For the six months ended June 30,               1994             1993

     Cash flows from operating activities
       Net income                                 $  53,090        $  41,320
       Adjustments to reconcile net income
         to net cash
       Depreciation                                  57,432           55,529
       Deferred income taxes                         (9,893)           6,055
       Investment tax credits, net                   (2,431)          (2,456)
       Allowance for funds used
         during construction                         (2,100)          (1,336)
       Deferred fuel cost                            16,331          (11,932)
       Fuel cost settlement                              --           10,000
       Refund to customers                           (2,428)          (2,317)
       Receivables, less allowance
         for uncollectibles                         (16,392)          (6,958)
       Inventories                                   (6,191)           2,180
       Taxes accrued                                 25,538           18,813
       Accounts payable                             (14,721)         (10,440)
       Other                                         15,531             (235)
                                                    113,766           98,223

     Cash flows from investing activities
       Capital expenditures                         (91,775)         (82,952)
       Allowance for funds used
         during construction                          2,100            1,336
       Short-term investments                            38            1,522
                                                    (89,637)         (80,094)

     Cash flows from financing activities
       Proceeds from contributed capital
        from parent                                  80,000           22,000
       Proceeds from long-term debt                     521           14,757
       Repayment of long-term debt                     (245)         (48,000)
       Net increase (decrease) in short-term debt   (56,321)          42,600
       Dividends                                    (50,889)         (43,333)
                                                    (26,934)         (11,976)

     Net decrease in cash and
       cash equivalents                              (2,805)           6,153
     Cash and cash equivalents
       at beginning of period                         4,499           28,260
     Cash and cash equivalents
       at end of period                           $   1,694        $  34,413


     The accompanying notes are an integral part of the financial statements.

                                                                   FORM 10-Q


                           NOTES TO FINANCIAL STATEMENTS


     A.        Tampa  Electric  Company  is  a  wholly  owned  subsidiary  of

          TECO Energy, Inc.

     B.        The company  has made  certain commitments in  connection with

          its   continuing  construction   program.      Total   construction

          expenditures are  estimated to  be $233 million  for 1994  and $880

          million  during the  1995-1998  period.   These  estimates are  $14

          million and $100 million less  than the amounts for 1994 and  1995-

          1998,  respectively, shown  in Tampa  Electric Company's  Report on

          Form 10-K for  the year ended Dec. 31, 1993.   These reductions are

          based  on  a  continuing  review of  engineering  and  construction requirements.

     C.        As  reported in the 1993 Form 10-K, the Florida Public Service

          Commission  (FPSC) issued an order  on March 25,  1994 that changed the company's authorized regulatory rate of return on common equity to an 11.35 percent midpoint with a range of 10.35 percent to 12.35 percent, while  leaving  in  effect the  rates  it  had  previously

          established.   The FPSC also ordered a $4-million annual accrual to

          establish  an unfunded  storm damage  reserve for  transmission and distribution property.  In addition the FPSC ordered the company to prepare  a study of the  appropriate amount to  be accrued annually

          and the appropriate  balance for  this storm damage  reserve.   The

          study is expected to be filed with the FPSC in the third quarter of

          1994.

               On April  11,  1994,  the  Office of  Public  Counsel  (Public

          Counsel)  filed a petition with the FPSC for reconsideration of the

          March 25, 1994 order, rearguing that rates be reset  to reflect the new midpoint  of the authorized regulatory return on common equity.

                                                                   FORM 10-Q

          On  June  27, 1994,  the FPSC  denied  Public Counsel's  motion for reconsideration.  This docket is now closed.

               On  July 18,  1994,  the FPSC  issued  an order  approving  an agreement  between its staff and  the company to  cap the company's

          authorized  regulatory   rate  of   return  on  common   equity  at

          12.45 percent  for calendar year 1994 only.  Any earnings above the

          12.45  percent cap  would  be used  to  increase the  storm  damage

          reserve.   Any  amounts  in excess  of  this storm  damage  reserve

          requirement would be refunded to customers.

     D.        As reported in the  1993 Form 10-K, in February  1993 the FPSC approved  a settlement  agreement  between the  company and  Public

          Counsel  that  resolved  all  issues  related to  prices  for  coal purchased in  the years 1990 through  1992 by the  company from its affiliate,  Gatliff Coal Company, a  subsidiary of TECO  Coal.  The company refunded $10 million plus interest to its customers through the fuel adjustment  clause over a 12-month  period beginning April

          1, 1993.  In the first quarter of 1993, the company recorded a one-

          time  $10-million  pretax  charge associated  with  this settlement under the caption "Other income (expense), net".

                                                                   FORM 10-Q

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations

          Results of Operations
          Three months ended June 30, 1994:

               Net income  for  1994's  second  quarter  was  $31.4  million,

          $4.8 million  higher than in the year-earlier  quarter, as a result of increased  retail revenues partially offset  by higher operating costs.

               Second quarter 1994 revenues were $34.1 million higher than in

          1993 due to higher  retail energy sales and the  FPSC-approved $16-

          million  annual price increase effective in January 1994.  Non-fuel revenues  from sales  to  other utilities  were  level with  1993's second quarter.

               Total retail energy sales  were 11 percent higher than  in the prior year's second quarter, reflecting an improving economy,  more favorable weather and customer growth of 1.8 percent.

               Combined   fuel   and   purchased   power   expense  increased

          $12.5 million  from  the  prior  year's  second  quarter,  due   to

          increased  energy sales and the  timing of the  recognition of fuel expense under the FPSC-approved fuel adjustment clause.

               Operation-other    and    maintenance    expenses    increased

          $10.7 million,  or  19 percent,  due  to the  storm  damage reserve accrual, higher employee-related expenses, additional  accruals for

          self-insurance  liability  reserves   and  increased  expenses  for

          regulatory activity.

               The  increase in depreciation expense of $1 million was due to normal plant additions.

                                                                   FORM 10-Q

               Income tax expense increased $4.1  million, or 30 percent  due to higher  pretax income and increased federal corporate income tax

          rates.   In the  third quarter  of 1993,  the company  recorded the effect of higher income tax rates retroactive to Jan. 1, 1993.  The income tax expense  reported for the second quarter of 1993 was not restated.

               Taxes, other than income  were up $2.4 million for  the period mainly  from higher  revenue-related taxes,  which are  included in customers' bills, and from additional property and payroll taxes.

               Interest  expense, excluding allowance for borrowed funds used during  construction, was  10 percent  lower than in  1993's second quarter  due to savings from the company's refinancing of over $240 million of long-term debt in mid-1993.

                                                                   FORM 10-Q

          Six months ended June 30, 1994:

               Net  income   for  1994's   first  half  was   $53.1  million,

          $11.8 million  higher  than  in the  prior  year's  period, due  to increased  retail energy  sales and  higher  retail prices  and the

          $10 million pretax  charge recorded  in the  first quarter  of 1993 associated  with the coal pricing settlement discussed in Note D on page 8.

               Revenues  increased 10  percent  due to  higher retail  energy sales and  the FPSC-approved $16-million  price increase  effective

          Jan.  1, 1994.   Non-fuel  revenues from  sales to  other utilities

          decreased 4 percent,  as lower-priced  oil generation available  on other systems continued to depress these sales.

               Total retail  energy sales  were up 8  percent, reflecting  an improving economy,  more favorable  weather and customer  growth of

          1.8 percent.

               Combined   fuel   and   purchased   power   expense  increased

          $19.7 million  from  the  prior  year's  first  half  due   to  the

          accounting  for deferred  fuel  expense consistent  with the  FPSC-

          approved fuel adjustment clause.

               Operation-other    and    maintenance    expenses    increased

          $17.6 million,  or  16 percent,  due  to the  storm  damage reserve accrual, higher employee-related expenses, additional  accruals for

          self-insurance  liability  reserves   and  increased  expenses  for

          regulatory activity.

                                                                   FORM 10-Q

               The increase in depreciation expense  of $1.9 million was  due to normal plant additions.

               Income tax expense increased $4.9 million or 20 percent due to higher  pretax income  and increased  federal corporate  income tax

          rates.   In  the third  quarter of  1993, the company  recorded the effect of higher income tax rates retroactive to Jan. 1, 1993.  The six-month 1993 income tax expense amount was not restated.

               Taxes, other than income  were up $4.2 million for  the period mainly  from higher  revenue-related taxes,  which are  included in customers' bills, and from additional property taxes.

               Interest expense,  excluding allowance for borrowed funds used during construction, was 10 percent lower than in 1993's first half due  to savings from the company's refinancing of over $240 million of long-term debt in mid-1993.

                                                                   FORM 10-Q

     Liquidity, Capital Resources and Changes in Financial Condition

               Net  receivables  increased 17  percent  from  Dec. 31,  1993,

          reflecting seasonal variations in electric billings.

               Fuel  inventory  at June  30,  1994  increased  $6 million  or

          8 percent from year end due to  coal purchases made to meet  higher summer energy sales.

               Deferred  fuel  expense  of  $13.7 million  at  year  end  was essentially all recovered in the first half of 1994.

               Other deferred credits increased 50 percent from year end, due to  accruals  to  the  storm  damage  reserve and  other  liability

          reserves  and   to  the  accounting  for   deferred  fuel  revenues

          consistent with the FPSC-approved fuel adjustment clause.

               As discussed  in Note C on  pages 7 and 8, the  FPSC issued an order  on  March 25, 1994  that  changed  the company's  authorized regulatory rate  of return  on  common equity  to an  11.35 percent midpoint  with a  range of  10.35 percent  to 12.35  percent, while

          leaving in effect  the rates  it had previously  established.   The

          FPSC  also  ordered a  $4-million  annual accrual  to  establish an unfunded  storm damage  reserve for  transmission and  distribution

          property.   In addition  the FPSC ordered the  company to prepare a

          study  of the  appropriate amount  to be  accrued annually  and the

          appropriate  balance for this storm  damage reserve.   The study is

          expected to be filed with the FPSC in the third quarter of 1994.

               On  July 18,  1994,  the FPSC  issued  an order  approving  an agreement  between its staff and  the company to  cap the company's

          authorized  regulatory   rate  of   return  on  common   equity  at

          12.45 percent  for calendar year 1994 only.  Any earnings above the

                                                                   FORM 10-Q

          12.45  percent cap  would  be used  to  increase the  storm  damage

          reserve.   Any  amounts  in excess  of  this storm  damage  reserve

          requirement would be refunded to customers.

                                                                   FORM 10-Q

     PART II.  OTHER INFORMATION



     Item 6.   Exhibits and Reports on Form 8-K

               (a)  Exhibits

               12.  Ratio of earnings to fixed charges.


               (b)  Reports on Form 8-K

                    No reports on Form 8-K were filed during the quarter to which this report relates.

                    The registrant filed a Current Report on Form 8-K dated July 5, 1994 reporting under "Item 5. Other Events" on the action of the Florida Public Service Commission regarding the 1994 regulatory rate of return on common equity of the registrant, as discussed in Note C on pages 7 and 8, and changes in the management of the registrant.

                                                                   FORM 10-Q

                                    SIGNATURES



               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.










                                                  TAMPA ELECTRIC COMPANY

                                                       (Registrant)






          Date:  August 12, 1994               By:    /s/ L. L. Lefler
                                                          L. L. Lefler
                                                  Vice President - Controller
                                                  (Chief Accounting Officer)

                                                                   FORM 10-Q

                                INDEX TO EXHIBITS


     Exhibit No.    Description of Exhibits                         Page No.

          12.       Ratio of earnings to fixed charges.                   18