Form 10-Q
period 1994-09-30
TAMPA ELECTRIC CO
filed 1994-11-14
CIK 96271

FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549


        (Mark One)

          X    QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR 15 (d) OF THE
        SECURITIES     EXCHANGE ACT OF 1934

        For  the quarterly period ended           September 30, 1994


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

                                 Yes    X     No

        Number  of  shares  outstanding    of each of the issuer's classes of
        common stock, as of the latest practicable date (October 31, 1994):

                       Common Stock, Without Par Value       10


                                                                   FORM 10-Q

                            PART I.  FINANCIAL INFORMATION


        Item 1.   Financial Statements

               In the opinion of management, the unaudited financial statements include all adjustments (none of which, except for the adjustment discussed in Note D on page 8, were other than normal and recurring) necessary to present fairly the results for the three-month and nine-month periods ended Sept. 30, 1994 and 1993. Reference should be made to the explanatory notes affecting the income and balance sheet accounts contained in Tampa Electric Company's Annual Report on Form 10-K for the year ended Dec. 31, 1993 and to the notes on pages 7 and 8 of this report.

                                                                   FORM 10-Q

                                  BALANCE SHEETS
                              (thousands of dollars)

                                                  Sept. 30,        Dec. 31,
                                                     1994           1993
     Assets
     Property, plant and equipment,
       at original cost
     Utility plant in service                    $2,838,407      $2,773,652
     Construction work in progress                  205,646         151,311
                                                  3,044,053       2,924,963
     Accumulated depreciation                    (1,114,962)     (1,052,979)
                                                  1,929,091       1,871,984
     Other property                                     184             201
                                                  1,929,275       1,872,185

     Current assets
     Cash and cash equivalents                       15,771           4,499
     Short-term investments                           1,835             216
     Receivables, less allowance
       for uncollectibles                           115,221          97,997
     Inventories, at average cost
       Fuel                                          79,876          77,438
       Materials and supplies                        39,762          37,726
       Prepayments                                   10,775          10,062
                                                    263,240         227,938
     Deferred debits
     Unamortized debt expense                        20,080          21,242
     Deferred fuel expense                               18          13,721
     Deferred income taxes                           82,939          78,642
     Regulatory asset-tax related                    30,454          30,859
     Other                                           21,426          22,961
                                                    154,917         167,425
                                                 $2,347,432      $2,267,548

                              Liabilities and Capital
     Capital
     Common stock                                $  763,957      $  664,631
     Retained earnings                              202,505         182,939
                                                    966,462         847,570
     Preferred stock, redemption not required        54,956          54,956
     Long-term debt, less amount due
       within one year                              607,210         606,606
                                                  1,628,628       1,509,132
     Current liabilities
     Long-term debt due within one year               1,260           1,245
     Notes payable                                       --          81,500
     Accounts payable                                78,155          87,791
     Customer deposits                               48,961          47,358
     Interest accrued                                15,713          10,522
     Taxes accrued                                   39,580           6,151
                                                    183,669         234,567
     Deferred credits
     Deferred income taxes                          332,441         334,170
     Investment tax credits                          62,387          66,033
     Regulatory liability-tax related                89,688          92,832
     Other                                           50,619          30,814
                                                    535,135         523,849
                                                 $2,347,432      $2,267,548

     The accompanying notes are an integral part of the financial statements.

                                                                   FORM 10-Q

                               STATEMENTS OF INCOME
                              (thousands of dollars)
     For the three months ended Sept. 30,            1994             1993

     Operating revenues                            $301,440        $302,782

     Operating expenses
     Operation
       Fuel                                         109,286         100,895
       Purchased power                                8,374          16,188
       Other                                         38,758          39,337
     Maintenance                                     16,804          18,195
     Depreciation                                    29,027          28,078
     Taxes, federal and state income                 24,768          24,677
     Taxes, other than income                        21,617          23,533
                                                    248,634         250,903

     Operating income                                52,806          51,879
     Other income (expense)
     Allowance for other funds used
       during construction                              459             822
     Other income (expense), net                       (109)           (178)
                                                        350             644

     Income before interest charges                  53,156          52,523

     Interest charges
     Interest on long-term debt                       9,331           9,351
     Other interest                                     826           1,327
     Allowance for borrowed funds
       used during construction                      (1,071)           (191)
                                                      9,086          10,487
     Net income                                      44,070          42,036
     Preferred dividend requirements                    892             892
     Balance applicable to
       common stock                                $ 43,178        $ 41,144


     The accompanying notes are an integral part of the financial statements.

                                                                   FORM 10-Q

                               STATEMENTS OF INCOME
                              (thousands of dollars)
     For the nine months ended Sept. 30,             1994             1993

     Operating revenues                            $839,393        $789,851

     Operating expenses
     Operation
       Fuel                                         299,662         274,412
       Purchased power                               26,359          31,356
       Other                                        129,216         113,910
     Maintenance                                     52,602          52,305
     Depreciation                                    86,459          83,607
     Taxes, federal and state income                 53,778          48,785
     Taxes, other than income                        66,364          64,106
                                                    714,440         668,481

     Operating income                               124,953         121,370
     Other income (expense)
     Allowance for other funds used
       during construction                            1,103             822
     Other income (expense), net                       (304)         (6,347)
                                                        799          (5,525)

     Income before interest charges                 125,752         115,845
     Interest charges
     Interest on long-term debt                      27,457          30,123
     Other interest                                   3,662           3,893
     Allowance for borrowed funds
       used during construction                      (2,527)         (1,527)
                                                     28,592          32,489
     Net income                                      97,160          83,356
     Preferred dividend requirements                  2,676           2,676
     Balance applicable to
       common stock                                $ 94,484        $ 80,680


     The accompanying notes are an integral part of the financial statements.

                                                                   FORM 10-Q

                             STATEMENTS OF CASH FLOWS
                              (thousands of dollars)

     For the nine months ended Sept. 30,             1994            1993

     Cash flows from operating activities
       Net income                                 $  97,160       $  83,356
       Adjustments to reconcile net income
         to net cash
       Depreciation                                  86,459          83,607
       Deferred income taxes                         (8,764)          7,069
       Investment tax credits, net                   (3,646)         (3,684)
       Allowance for funds used
         during construction                         (3,630)         (2,349)
       Deferred fuel cost                            20,126         (14,055)
       Fuel cost settlement                              --          10,000
       Refund to customers                           (2,428)         (5,220)
       Receivables, less allowance
         for uncollectibles                         (17,224)        (21,531)
       Inventories                                   (2,438)         15,050
       Taxes accrued                                 33,429          42,974
       Accounts payable                              (7,058)           (537)
       Other                                         22,023          (1,548)
                                                    214,009         193,132

     Cash flows from investing activities
       Capital expenditures                        (145,421)       (124,665)
       Allowance for funds used
         during construction                          3,630           2,349
       Short-term investments                        (1,619)          1,102
                                                   (143,410)       (121,214)

     Cash flows from financing activities
       Proceeds from contributed capital
         from parent                                 99,000          37,000
       Proceeds from long-term debt                     686          14,817
       Repayment of long-term debt                     (245)        (48,000)
       Net decrease in short-term debt              (81,500)        (10,400)
       Dividends                                    (77,268)        (64,595)
                                                    (59,327)        (71,178)

     Net increase in cash and
       cash equivalents                              11,272             740
     Cash and cash equivalents
       at beginning of period                         4,499          28,260
     Cash and cash equivalents
       at end of period                           $  15,771       $  29,000


     The accompanying notes are an integral part of the financial statements.

                                                                   FORM 10-Q

                           NOTES TO FINANCIAL STATEMENTS

     A. Tampa Electric Company is a wholly owned subsidiary of TECO Energy, Inc.

     B. The company has made certain commitments in connection with its construction program. Total construction expenditures are estimated to be $228 million for 1994 and $781 million during the 1995-1998 period. The estimate for the 1995-1998 period is $100 million less than the amount shown in the company's Form 10-Q for the quarter ended June 30, 1994. This reduction is a result of a continuing review of engineering and construction requirements and does not affect the company's generation expansion program.

     C. As reported in the 1993 Form 10-K, the Florida Public Service Commission (FPSC) issued an order on March 25, 1994 that changed the company's authorized regulatory rate of return on common equity to an 11.35 percent midpoint with a range of 10.35 percent to 12.35 percent, while leaving in effect the rates it had previously established. The FPSC also ordered a $4-million annual accrual to establish an unfunded storm damage reserve for transmission and distribution property. In addition, the FPSC ordered the company to prepare a study of the appropriate amount to be accrued annually and the appropriate balance for this storm damage reserve. The study was filed with the FPSC in September 1994 with a staff recommendation expected in early 1995.

               On July 18, 1994, the FPSC issued an order approving an agreement between its staff and the company to cap the company's authorized regulatory rate of return on common equity at
          12.45 percent for calendar year 1994 only. The company expects that any earnings above the 12.45 percent cap would be used to increase the storm damage reserve.

                                                                   FORM 10-Q

      D. As reported in the 1993 Form 10-K, in February 1993 the FPSC approved a settlement agreement between the company and Public Counsel that resolved all issues related to prices for coal purchased in the years 1990 through 1992 by the company from its affiliate, Gatliff Coal Company, a subsidiary of TECO Coal. The company refunded $10 million plus interest to its customers through the fuel adjustment clause over a 12-month period beginning April 1, 1993. In the first quarter of 1993, the company recorded a one-time $10-million pretax charge associated with this settlement under the caption "Other income (expense), net".
     E. In September 1994, the company, as part of its continuing cost-control initiative, offered voluntary early retirement packages to about 400 employees; it will accept up to 250. In addition, other position eliminations and cost restructurings are being implemented. A one-time charge for these programs estimated to be between $24 million and $26 million will be recorded in the fourth quarter of 1994.

     F. Certain Dec. 31, 1993 amounts on the balance sheet have been restated to comply with the current year presentation.

                                                                   FORM 10-Q

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations


          Results of Operations

               In the following discussion, all comparisons are with the corresponding items and periods in the prior year.

          Three months ended Sept. 30, 1994:

               Net income for 1994's third quarter was $44 million, $2 million higher than in 1993. Lower operation and maintenance expense in 1994 was partially offset by a decline in retail energy sales.

               Third quarter 1994 revenues were $1 million lower due to lower retail energy sales which more than offset the impact of the FPSC-approved $16-million annual price increase effective in January 1994. Non-fuel revenues from sales to other utilities were $.5 million lower than in 1993.

               Total retail energy sales were 2 percent lower with unusually wet weather affecting the residential sector during the quarter. Customer growth for the period was 1.9 percent.

               Combined  fuel  and  purchased  power  expense  increased
          $.6  million   due to the timing of the recognition of fuel expense
          under the FPSC-approved fuel adjustment clause.

               Operation-other and maintenance expenses decreased $2 million due to adjustments to the storm damage reserve in the current quarter, which more than offset higher employee-related expenses, additional accruals for self-insurance liability reserves and increased expenses for regulatory activity.

               The increase in depreciation of $1 million was due to normal plant additions.

                                                                   FORM 10-Q

               Income tax expense was the same as in the prior year as higher pre-tax income was offset by the adjustment recognized in the third quarter of 1993 to reflect the increase in corporate income tax rates to 35 percent retroactive to Jan. 1, 1993. Income taxes were provided at the 35 percent tax rate for 1994.
               Taxes, other than income were down $2 million for the period, mainly from an adjustment of property taxes.
               Interest expense, excluding allowance for borrowed funds used during construction, was slightly lower due to savings from the company's refinancing of over $240 million of long-term debt in mid-1993, lower short-term debt balances and lower FPSC-approved interest rates for customer deposits.

                                                                   FORM 10-Q

          Nine months ended Sept. 30, 1994:
               Net income for the nine-month period ended Sept. 30, 1994 was $97 million, $14 million higher due to increased retail energy sales, higher retail prices and the $10 million pretax charge ($6 million after tax) recorded in the first quarter of 1993 associated with the coal pricing settlement discussed in Note D on page 8.

               Revenues increased $50 million, or 6 percent, the result of higher retail energy sales and the FPSC-approved $16-million price increase effective Jan. 1, 1994. Non-fuel revenues from sales to other utilities declined $1 million, or 5 percent, as lower-priced oil- and gas-fired generation available on other electric systems continued to depress these sales.

               Total retail energy sales were up 4 percent, reflecting an improving economy, more favorable weather and customer growth of
          1.8 percent.

               Combined  fuel  and  purchased  power  expense  increased
          $20 million due to the accounting for deferred fuel expense consistent with the FPSC-approved fuel adjustment clause.
               Operation-other    and    maintenance    expenses    increased
          $16 million, or 9 percent, reflecting higher employee-related expenses, accruals to the storm damage reserve and additional accruals for self-insurance liability reserves.
               As  discussed  in  Note  E  on  page 8, in September 1994, the company, as part of its continuing cost-control initiative, offered voluntary early retirement packages to about 400 employees; it will accept up to 250. In addition, other position eliminations and cost restructurings are being implemented. A one-time charge for these programs estimated to be between $24 million and $26 million will be recorded in the fourth quarter of 1994. The payback period resulting from reduced operating expense is expected to be approximately two years.

                                                                   FORM 10-Q

               The increase in depreciation expense of $3 million was due to normal plant additions.
               Income tax expense increased $5 million, or 10 percent, due to higher pretax income.
               Taxes, other than income were up $2 million for the period mainly from higher revenue-related taxes, which are included in customers' bills, partially offset by lower property taxes.
               Interest expense, excluding allowance for borrowed funds used during construction, was $3 million lower due to savings from the company's refinancing of over $240 million of long-term debt in mid-1993 and lower FPSC-approved interest rates on customer deposits.

                                                                   FORM 10-Q

          Liquidity, Capital Resources and Changes in Financial Condition

               Net receivables increased $17 million from Dec. 31, 1993, reflecting seasonal variations in electric billings.
               Deferred fuel expense of $14 million at year end was essentially all recovered during the nine-month period ended Sept. 30, 1994.
               Other deferred credits increased $20 million from year end due to the accounting for deferred fuel revenues consistent with the FPSC-approved fuel adjustment clause and accruals to the storm damage reserve and other liability reserves.
               As discussed in Note C on pages 7 and 8, the FPSC issued an order on March 25, 1994 that changed the company's authorized regulatory rate of return on common equity to an 11.35 percent midpoint with a range of 10.35 percent to 12.35 percent, while leaving in effect the rates it had previously established. The FPSC also ordered a $4-million annual accrual to establish an unfunded storm damage reserve for transmission and distribution property. In addition the FPSC ordered the company to prepare a study of the appropriate amount to be accrued annually and the appropriate balance for this storm damage reserve. The study was filed with the FPSC in September 1994 with a staff recommendation expected in early 1995.
               On July 18, 1994, the FPSC issued an order approving an agreement between its staff and the company to cap the company's authorized regulatory rate of return on common equity at
          12.45 percent for calendar year 1994 only. The company expects that any earnings above the 12.45 percent cap would be used to increase the storm damage reserve.

                                                                   FORM 10-Q

               As discussed in Note B on page 7, estimated construction expenditures for the 1995-1998 period are $100 million less than the amount shown in the company's Form 10-Q for the quarter ended June 30, 1994. This reduction is a result of a continuing review of engineering and construction requirements and does not affect the company's generation expansion program.

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









                                                 TAMPA ELECTRIC COMPANY
                                                        (Registrant)






          Date:  November 14, 1994             By:   /s/ L. L. Lefler
                                                   L. L. Lefler
                                                   Vice President - Controller
                                                   ( Chief Accounting Officer)

                                                                   FORM 10-Q

                                INDEX TO EXHIBITS

     Exhibit No.    Description of Exhibits                          Page No.




          12.       Ratio of earnings to fixed charges.                    18