Form 10-Q
period 1995-03-31
TAMPA ELECTRIC CO
filed 1995-05-12
CIK 96271

FORM 10-Q
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


(Mark One)

  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           March 31, 1995

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

                           Yes    X     No

Number  of  shares  outstanding   of each of the issuer's classes of common
stock, as of the latest practicable date (April 30, 1995):

                  Common Stock, Without Par Value       10


                                                                   FORM 10-Q

                       PART I.  FINANCIAL INFORMATION



Item 1.   Financial Statements

               In  the  opinion  of  management,  the  unaudited  financial statements  include  all  adjustments  necessary  to present fairly  the  results for the three-month periods ended March

               31,  1995  and  1994.    Reference  should  be  made  to the

               explanatory  notes  affecting  the  income and balance sheet accounts contained in Tampa Electric Company's Annual Report on  Form  10-K  for  the year ended Dec. 31, 1994 and to the notes on page 6 of this report.

                                                                   FORM 10-Q

                                  BALANCE SHEETS
                              (thousands of dollars)
                                                  March 31,        Dec. 31,
                                                     1995           1994
                                      Assets
     Property, plant and equipment,
       at original cost
     Utility plant in service                    $2,866,045      $2,854,240
     Construction work in progress                  299,984         246,089
                                                  3,166,029       3,100,329
     Accumulated depreciation                    (1,139,055)     (1,115,167)
                                                  2,026,974       1,985,162
     Other property                                     193             194
                                                  2,027,167       1,985,356
     Current assets
     Cash and cash equivalents                          177           7,071
     Receivables, less allowance
       for uncollectibles                            87,883         103,508
     Inventories, at average cost
       Fuel                                          98,112          95,831
       Materials and supplies                        38,844          38,465
     Prepayments                                      1,782           2,675
                                                    226,798         247,550
     Deferred debits
     Unamortized debt expense                        19,438          19,782
     Deferred income taxes                           87,712          86,514
     Regulatory asset - tax related                  31,336          30,791
     Other                                           48,192          47,828
                                                    186,678         184,915
                                                 $2,440,643      $2,417,821

                              Liabilities and Capital
     Capital
     Common stock                                $  800,956      $  775,956
     Retained earnings                              173,508         173,299
                                                    974,464         949,255
     Preferred stock, redemption not required        54,956          54,956
     Long-term debt, less amount due
       within one year                              607,669         607,270
                                                  1,637,089       1,611,481
     Current liabilities
     Long-term debt due within one year               1,280           1,260
     Notes payable                                   95,300          91,800
     Accounts payable                                79,875         113,759
     Customer deposits                               50,431          49,457
     Interest accrued                                13,761          11,166
     Taxes accrued                                   25,588           2,152
                                                    266,235         269,594
     Deferred credits
     Deferred income taxes                          326,262         327,646
     Investment tax credits                          62,073          63,265
     Regulatory liability - tax related              87,603          88,291
     Other                                           61,381          57,544
                                                    537,319         536,746
                                                 $2,440,643      $2,417,821
     The accompanying notes are an integral part of the financial statements.

                                                                   FORM 10-Q

                               STATEMENTS OF INCOME
                              (thousands of dollars)

     For the three months ended March 31,            1995             1994

     Operating revenues                            $253,796        $244,629

     Operating expenses
     Operation
       Fuel                                          90,376          84,677
       Purchased power                                9,520           7,983
       Other                                         39,331          42,121
     Maintenance                                     16,830          16,836
     Depreciation                                    29,345          28,613
     Taxes, federal and state income                 11,617          11,108
     Taxes, other than income                        22,514          21,977
                                                    219,533         213,315

     Operating income                                34,263          31,314

     Other income
     Allowance for other funds used
       during construction                            1,799             273
     Other income (expense), net                       (658)            (14)
                                                      1,141             259

     Income before interest charges                  35,404          31,573

     Interest charges
     Interest on long-term debt                       9,382           8,944
     Other interest                                   2,227           1,592
     Allowance for borrowed funds
       used during construction                      (1,084)           (636)
                                                     10,525           9,900

     Net income                                      24,879          21,673
     Preferred dividend requirements                    892             892
     Balance applicable to
       common stock                                $ 23,987        $ 20,781


     The accompanying notes are an integral part of the financial statements.

                                                                   FORM 10-Q


                             STATEMENTS OF CASH FLOWS
                              (thousands of dollars)


     For the three months ended March 31,            1995            1994

     Cash flows from operating activities
       Net income                                 $  24,879       $  21,673
       Adjustments to reconcile net income
         to net cash
       Depreciation                                  29,345          28,613
       Deferred income taxes                         (3,815)         (4,040)
       Investment tax credits, net                   (1,191)         (1,216)
       Allowance for funds used
         during construction                         (2,883)           (909)
       Deferred revenue                               7,421              --
       Deferred recovery clause                      (5,857)          5,272
       Refund to customers                               --          (2,306)
       Receivables, less allowance
         for uncollectibles                          15,625           9,135
       Inventories                                   (2,660)         (4,683)
       Taxes accrued                                 23,436          21,624
       Accounts payable                             (33,884)        (15,757)
       Other                                          7,346          10,618
                                                     57,762          68,024

     Cash flows from investing activities
       Capital expenditures                         (71,729)        (39,560)
       Allowance for funds used
         during construction                          2,883             909
       Short-term investments                            --             (29)
                                                    (68,846)        (38,680)

     Cash flows from financing activities
       Proceeds from contributed capital
        from parent                                  25,000          40,000
       Proceeds from long-term debt                     620              --
       Repayment of long-term debt                     (260)           (245)
       Net increase (decrease) in
        short-term debt                               3,500         (40,300)
       Dividends                                    (24,670)        (30,114)
                                                      4,190         (30,659)

     Net decrease in cash and
       cash equivalents                              (6,894)         (1,315)
     Cash and cash equivalents
       at beginning of period                         7,071           4,499
     Cash and cash equivalents
       at end of period                           $     177       $   3,184


     The accompanying notes are an integral part of the financial statements.

                                                                   FORM 10-Q


                       NOTES TO FINANCIAL STATEMENTS


A.        T a m pa  Electric  Company  is  a  wholly  owned  subsidiary  of

     TECO Energy, Inc.

B.        The  company  has made certain commitments in connection with its continuing  construction program.  Total construction expenditures are estimated  to  be $320 million for 1995, excluding allowance for funds used during construction.

C.        On  May 2, 1995, the Florida Public Service Commission (FPSC), in

     a  proposed  agency  action,  voted to approve a plan submitted by the company  to  increase  the authorized rate of return on average common equity  (ROE)  to 11.75 percent with a range of 10.75 percent to 12.75 percent  and  to defer $15 million of revenues for 1995 and additional amounts  related to levels of earned ROE. The company would be limited to  a  maximum of 12.75 percent regulatory ROE for 1995.  Also as part of  its  proposed  agency  action,  the  FPSC  voted  to eliminate the company's  oil  backout  tariff effective Jan. 1, 1996. See additional discussion on page 9.

 D.       Certain  1994  amounts  on the statements of cash flows have been restated to comply with the current year presentation.

                                                                   FORM 10-Q

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

     Results of Operations

     Three months ended March 31, 1995:

          Net  income  of  $24.9  million  for  1995's  first  quarter  was

     $3  million  higher  than  the  year-earlier  quarter primarily due to

     higher  energy  sales.    These  results  were  net of $7.4 million of

     deferred revenues, as discussed on page 9. Operating income for 1995's first  quarter  was  9 percent higher than in 1994, as higher revenues

     and    l ower  operations-other  expense  more  than  offset  higher depreciation expense, and property and payroll taxes.

          Revenues  increased  $9  million  in  the  first quarter of 1995,

     reflecting  an  almost  3-percent  increase  in  retail  energy  sales because of more normal weather in the current quarter and a continuing strong  local economy. Customer growth of 1.8 percent, slightly higher than  in  1994's  first  quarter, also contributed to higher revenues.

     Energy  sales  to  other utilities more than doubled from 1994's first quarter  as  a  result  of  normal  weather  and more competitive coal prices.  Non-fuel  revenues  from energy sales to other utilities were

     $8.4 million, $.7 million higher than in 1994's period.

          Combined  fuel and purchased power expense increased $7.2 million from  the  prior  year's  first quarter reflecting higher total energy sales which more than offset the effects of lower fuel costs per unit.

                                                                   FORM 10-Q

          Operation-other  expense  decreased  $2.8  million, or 7 percent,

     mainly  because  of  self-insurance liability accruals required in the first  quarter  of  1994  and the impact in 1995 of reduced costs as a result of the 1994 corporate restructuring program.

          The  increase  in  depreciation expense of $.7 million was due to normal plant additions.

          Income  tax  expense  increased $.5 million or 5 percent from the prior year's first quarter, reflecting higher pretax income.

          Interest  expense,  excluding  allowance  for borrowed funds used during  construction,  was  10  percent  higher  than  in 1994's first quarter, primarily due to higher rates on short-term and variable-rate debt.

                                                                   FORM 10-Q

     Capital Resources and Changes in Financial Condition

          On  May  2,  1995  the  FPSC in a proposed agency action voted to approve a plan submitted by the company to increase its allowed ROE to

     11.75  percent  with  a range of 10.75 percent to 12.75 percent and to defer  revenues under certain financial circumstances related to these returns.  For  1995,  a  minimum  of  $15-million of revenues will  be deferred  as well as 50 percent of any actual revenues contributing to an  ROE  in  excess  of  11.75 percent up to a net earned ROE of 12.75 percent and all actual revenues contributing to an ROE exceeding 12.75 percent. The deferred revenues, which would accrue interest at the 30-

     day  commercial  paper  rate  specified  in the Florida Administrative

     Code,  would be credited against the company's revenue requirements to be determined in a future regulatory proceeding. As of March 31, 1995,

     the company had deferred $7.4 million in revenues.

          Also  as  part  of  its proposed agency action, the FPSC voted to eliminate  the  company's  oil  backout tariff effective Jan. 1, 1996.

     This  tariff  currently  results  in  about  $12  million  of revenues annually.

          The  FPSC issued its order on May 10, 1995. The order will become effective  on June 1, 1995, 21 days after issuance, unless an affected party intervenes.

          As  described  in the company's Current Report on Form 8-K, dated

     April  25,  1995,  Moody's  Investor's  Service lowered the senior and subordinate  debt ratings of the company one level to Aa2 and Aa3 from

     Aa1 and Aa2, respectively. Moody's also changed its ratings outlook to

     "stable" from "negative."

                                                                   FORM 10-Q

          Moody's  P-1  short-term  debt  rating  for  the commercial paper program of the company was unchanged.

          In  March  1995,  Duff  &  Phelps  Credit Rating Co. upgraded the

     company's   first  mortgage  bond  rating  to  AA+  from  AA  and  the subordinate debt rating to AA from AA-.

                                                                   FORM 10-Q
                        PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

               Pursuant to a written consent in lieu of annual meeting of shareholders dated April 19, 1995, TECO Energy, Inc., the holder of all of the outstanding common stock of the registrant, elected the following directors:


           Girard F. Anderson
           DuBose Ausley
           Sara L. Baldwin
           Hugh L. Culbreath
           James L. Ferman, Jr.
           Edward L. Flom
           Henry R. Guild, Jr.
           Timothy L. Guzzle
           Robert L. Ryan
           J. Thomas Touchton
           John A. Urquhart
           James O. Welch, Jr.


Item 6.   Exhibits and Reports on Form 8-K
          (a)  Exhibits

          12.  Ratio of earnings to fixed charges.

          27.  Financial data schedule (EDGAR filing only)


          (b)  Reports on Form 8-K

               No reports on Form 8-K were filed during the quarter to which this report relates.

               The registrant filed a Current Report on Form 8-K dated April 20, 1995 reporting under "Item 5. Other Events" on recommendations by the Staff of the Florida Public Service Commission.

               The registrant filed a Current Report on Form 8-K dated April 25, 1995 reporting under "Item 5. Other Events" on changes in debt ratings.

                                                                   FORM 10-Q

                                 SIGNATURES



          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.










                                             TAMPA ELECTRIC COMPANY
                                                  (Registrant)







     Dated:  May 12, 1995                 By:    /s/ L. L. Lefler
                                                     L. L. Lefler

                                             Vice President -- Controller
                                             (Chief Accounting Officer)

                                                                   FORM 10-Q

                                                                  Exhibit 12

                              INDEX TO EXHIBITS


Exhibit No.    Description of Exhibits                               Page No.


     12.       Ratio of earnings to fixed charges.                         14

     27.       Financial data schedule (EDGAR filing only)                 --