Form 10-Q
period 1995-06-30
TAMPA ELECTRIC CO
filed 1995-08-14
CIK 96271

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             June 30, 1995

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

Yes    X     No

Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (July 31, 1995):

                  Common Stock, Without Par Value       10


                                                                   FORM 10-Q

PART I.  FINANCIAL INFORMATION



Item 1.   Financial Statements

               In  the  opinion  of  management,  the  unaudited  financial statements include all adjustments (none of which were other than  normal  or  recurring) necessary to present fairly the results  for  the  three-month  and  six-month periods ended

               June  30,  1995  and  1994.  Reference should be made to the explanatory  notes  affecting  the  income and balance sheet accounts contained in Tampa Electric Company's Annual Report on  Form  10-K  for  the year ended Dec. 31, 1994 and to the notes on page 7 of this report.

                                                                   FORM 10-Q

                                  BALANCE SHEETS
                              (thousands of dollars)
                                                   June 30,        Dec. 31,
                                                     1995           1994
                                      Assets
     Property, plant and equipment,
       at original cost
     Utility plant in service                    $2,890,794      $2,854,240
     Construction work in progress                  373,511         246,089
                                                  3,264,305       3,100,329
     Accumulated depreciation                    (1,165,234)     (1,115,167)
                                                  2,099,071       1,985,162
     Other property                                     192             194
                                                  2,099,263       1,985,356
     Current assets
     Cash and cash equivalents                          257           7,071
     Receivables, less allowance
       for uncollectibles                           112,415         103,508
     Inventories, at average cost
       Fuel                                          76,891          95,831
       Materials and supplies                        37,476          38,465
     Prepayments                                      2,605           2,675
                                                    229,644         247,550
     Deferred debits
     Unamortized debt expense                        19,060          19,782
     Deferred income taxes                           89,469          86,514
     Regulatory asset - tax related                  32,500          30,791
     Other                                           53,729          47,828
                                                    194,758         184,915
                                                 $2,523,665      $2,417,821

                              Liabilities and Capital
     Capital
     Common stock                                $  826,956      $  775,956
     Retained earnings                              188,275         173,299
                                                  1,015,231         949,255
     Preferred stock, redemption not required        54,956          54,956
     Long-term debt, less amount due
       within one year                              582,978         607,270
                                                  1,653,165       1,611,481
     Current liabilities
     Long-term debt due within one year              26,030           1,260
     Notes payable                                  113,000          91,800
     Accounts payable                                81,641         113,759
     Customer deposits                               50,687          49,457
     Interest accrued                                 8,788          11,166
     Taxes accrued                                   39,003           2,152
                                                    319,149         269,594
     Deferred credits
     Deferred income taxes                          327,287         327,646
     Investment tax credits                          60,882          63,265
     Regulatory liability - tax related              86,565          88,291
     Other                                           76,617          57,544
                                                    551,351         536,746
                                                 $2,523,665      $2,417,821

     The accompanying notes are an integral part of the financial statements.

                                                                   FORM 10-Q

                               STATEMENTS OF INCOME
                              (thousands of dollars)

     For the three months ended June 30,             1995             1994

     Operating revenues                            $279,094        $293,324

     Operating expenses
     Operation
       Fuel                                          96,042         105,699
       Purchased power                               11,669          10,002
       Other                                         40,811          48,337
     Maintenance                                     18,130          18,962
     Depreciation                                    29,539          28,819
     Taxes, federal and state income                 16,876          17,902
     Taxes, other than income                        22,464          22,770
                                                    235,531         252,491

     Operating income                                43,563          40,833

     Other income
     Allowance for other funds used
       during construction                            2,521             371
     Other income (expense), net                     (1,095)           (181)
                                                      1,426             190

     Income before interest charges                  44,989          41,023

     Interest charges
     Interest on long-term debt                       9,651           9,182
     Other interest                                   2,506           1,244
     Allowance for borrowed funds
       used during construction                      (1,519)           (820)
                                                     10,638           9,606

     Net income                                      34,351          31,417
     Preferred dividend requirements                    892             892
     Balance applicable to
       common stock                                $ 33,459        $ 30,525


     The accompanying notes are an integral part of the financial statements.

                                                                   FORM 10-Q

                               STATEMENTS OF INCOME
                              (thousands of dollars)

     For the six months ended June 30,               1995             1994

     Operating revenues                            $532,890        $537,953

     Operating expenses
     Operation
       Fuel                                         186,418         190,376
       Purchased power                               21,189          17,985
       Other                                         80,143          90,458
     Maintenance                                     34,960          35,798
     Depreciation                                    58,883          57,432
     Taxes, federal and state income                 28,493          29,010
     Taxes, other than income                        44,978          44,747
                                                    455,064         465,806

     Operating income                                77,826          72,147

     Other income
     Allowance for other funds used
       during construction                            4,320             644
     Other income (expense), net                     (1,752)           (195)
                                                      2,568             449

     Income before interest charges                  80,394          72,596

     Interest charges
     Interest on long-term debt                      19,033          18,126
     Other interest                                   4,733           2,836
     Allowance for borrowed funds
       used during construction                      (2,603)         (1,456)
                                                     21,163          19,506

     Net income                                      59,231          53,090
     Preferred dividend requirements                  1,784           1,784
     Balance applicable to
       common stock                                $ 57,447        $ 51,306


     The accompanying notes are an integral part of the financial statements.

                                                                   FORM 10-Q

                             STATEMENTS OF CASH FLOWS
                              (thousands of dollars)


     For the six months ended June 30,               1995            1994

     Cash flows from operating activities
       Net income                                 $  59,231       $  53,090
       Adjustments to reconcile net income
           to net cash
         Depreciation                                58,883          57,432
         Deferred income taxes                       (6,749)         (9,893)
         Investment tax credits, net                 (2,383)         (2,431)
         Allowance for funds used
           during construction                       (6,923)         (2,100)
         Deferred recovery clause                   (13,205)         15,874
         Deferred revenue                            16,822              --
       Amortization of coal contract buyout             676              --
       Refund to customers                               --          (2,428)
       Receivables, less allowance
         for uncollectibles                          (8,907)        (16,392)
       Inventories                                   19,929          (7,257)
       Taxes accrued                                 36,851          25,538
       Accounts payable                             (32,118)        (14,721)
       Other                                         11,223          17,092
                                                    133,330         113,804
     Cash flows from investing activities
       Capital expenditures                        (175,372)        (91,775)
       Allowance for funds used
         during construction                          6,923           2,100
                                                   (168,449)        (89,675)
     Cash flows from financing activities
       Proceeds from contributed capital
         from parent                                 51,000          80,000
       Proceeds from long-term debt                     620             521
       Repayment of long-term debt                     (260)           (245)
       Net increase(decrease) in short-term debt     21,200         (56,321)
       Dividends                                    (44,255)        (50,889)
                                                     28,305         (26,934)

     Net decrease in cash and cash equivalents       (6,814)         (2,805)
     Cash and cash equivalents
       at beginning of period                         7,071           4,499
     Cash and cash equivalents at end of period   $     257       $   1,694


     The accompanying notes are an integral part of the financial statements.

                                                                   FORM 10-Q

                       NOTES TO FINANCIAL STATEMENTS


A.        Tampa  Electric  Company  is  a  wholly  owned  subsidiary  of

     TECO Energy, Inc.

B.        The  company  has made certain commitments in connection with its continuing  construction program.  Total construction expenditures are estimated  to  be $320 million for 1995, excluding allowance for funds used during construction (AFUDC).

C.        The  Florida  Public  Service  Commission  (FPSC) issued an order effective  June 1, 1995 which approved a deferred revenue plan for the

     company.    The  plan  provides  for  an  increase  in  the  company's authorized  rate  of  return on common equity (ROE) for all regulatory purposes  to  a  new  midpoint  of  11.75  percent  with  a  range  of

     10.75 percent to 12.75 percent, retroactive to Jan. 1, 1995.  For 1995 the  company will defer until 1997 $15 million of revenues, as well as

     50  percent  of  actual  revenues  contributing to a return on average common  equity  exceeding  11.75  percent  and  100  percent of actual revenues  contributing  to a return on average common equity exceeding

     12.75  percent.   The FPSC order also will eliminate the company s oil

     backout  tariff effective Jan. 1, 1996.  This tariff currently results in  approximately  $12  million  of  annual  revenues.  See additional discussion on page 11.

D.        Certain  1994  amounts  on the statements of cash flows have been restated to comply with the current year presentation.

                                                                   FORM 10-Q

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

     Results of Operations
     Three months ended June 30, 1995:

          Net  income  for  1995's  second  quarter  was  $34.4  million,

     $2.9 million higher than 1994's second quarter due to increased energy sales,  higher  AFUDC  and lower operating expenses.  Increased energy sales  and  lower  operating  expenses also contributed to a 7 percent increase  in  operating  income  over 1994.  These results were net of

     $9.4  million  of  revenues  deferred  under  the  FPSC-approved  plan discussed on pages 7 and 11.

          Total  revenues decreased $14.2 million in the second quarter due primarily  to  the  deferred  revenue  plan  and  lower fuel revenues,

     partially  offset  by  the  effect  of  increased  energy sales.  Fuel revenues  declined  as  a  result  of the company s ongoing efforts to lower  fuel  charges to the customer.  Retail energy sales increased 4 percent  due  to  continued  strength  in the local economy, including customer growth of 1.8 percent.

          Combined   operation-other  and  maintenance  expenses  decreased

     $8.4 million, or 12 percent, from 1994's second quarter as a result of reduced  costs  associated with the corporate restructuring program in late  1994,  additional  cost  control  activities  and  the timing of certain  expenses. Combined fuel and purchased power expense decreased

     $8.0 million for the second quarter of 1995 due to lower per-unit fuel costs  and  the  timing  of  the recognition of fuel expense under the

     FPSC-approved fuel adjustment clause.

                                                                   FORM 10-Q

          Interest  expense  before  the  allowance for borrowed funds used during  construction  was  $1.7  million  or  17 percent higher in the current quarter due to higher interest rates on floating rate debt and an increase in short-term debt balances.

          Total AFUDC increased in 1995 because of additional investment in the Polk Power Station which is under construction.

          The  effective  income  tax  rate  for  the  second  quarter  was

     34.1  percent  compared to 36.4 percent for the same period last year.

     The  decrease  was  primarily  due to higher allowance for other funds used during construction in 1995.

                                                                   FORM 10-Q

     Six months ended June 30, 1995:

          Net  income for 1995's first half was $59.2 million, $6.1 million higher  than 1994's period due to increased energy sales, higher AFUDC and  lower operating expenses. These results were net of $16.8 million of revenues deferred under the plan discussed on pages 7 and 11.

          Revenues  decreased  $5.1  million  in the first half of 1995 due primarily to the $16.8 million revenue deferral which more than offset the  effect  of increased energy sales.  Retail energy sales were up 3 percent  from  continued  economic  growth which resulted in increased energy  usage in the residential, industrial-phosphate, and commercial sectors.

          Operation-other  and maintenance expenses decreased $11.2 million or  9  percent  from  1994's  first  half as a result of the corporate restructuring program in late 1994, additional cost control activities and the timing of certain expenses.

          Interest  expense  before  the  allowance for borrowed funds used during  construction was $2.8 million or 13 percent higher than in the first  half of 1994 due to higher interest rates on floating rate debt and an increase in short-term debt balances.

          Total AFUDC increased in 1995 because of additional investment in the Polk Power Station which is under construction.

          The  effective  income  tax rate for the first six months of 1995 was  33.7  percent  compared  to 35.5 percent for the same period last

     year.    The  decrease was primarily due to higher allowance for other funds used during construction in 1995.

                                                                   FORM 10-Q

     Liquidity, Capital Resources and Changes in Financial Condition

          The  FPSC issued an order effective June 1, 1995 approving a plan for  the  company  to increase its allowed ROE to 11.75 percent with a range  of  10.75  percent to 12.75 percent and to defer revenues under certain  financial  circumstances  related to these returns.  For 1995 the  company will defer until 1997 $15 million of revenues, as well as

     50  percent  of  actual  revenues  contributing to a return on average common  equity  exceeding  11.75  percent  and  100  percent of actual revenues  contributing  to a return on average common equity exceeding

     12.75  percent.   The disposition of the deferred revenues, which will

     accrue  interest  at the 30-day commercial paper rate specified in the

     Florida  Administrative  Code, will be subject to a FPSC determination in  a  regulatory  proceeding.  The  company expects that the deferred revenues  will  be credited against the company's revenue requirements beginning in 1997. As of June 30, 1995, the company had deferred $16.8

     million  in  revenues.    The  FPSC  also eliminated the company s oil

     backout  tariff effective Jan. 1, 1996.  This tariff currently results in approximately $12 million of annual revenues.

                                                                   FORM 10-Q

                        PART II.  OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K


       (a)  Exhibits


       3.   Bylaws, as amended, effective July 18, 1995.

      10.1 Amendment to TECO Energy, Inc. Directors Retirement Plan, effective July 1, 1995.

      10.2 Amendment to TECO Energy Group Supplemental Retirement Benefits Trust Agreement, effective July 17, 1995.

      10.3 Supplemental Executive Retirement Plan for R. A. Dunn, dated as of July 17, 1995.

      12.   Ratio of earnings to fixed charges.

      27.   Financial data schedule. (EDGAR filing only)



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










                                                TAMPA ELECTRIC COMPANY
                                                      (Registrant)







     Dated: August 14, 1995                  By:   /s/ L. L. Lefler
                                                       L. L. Lefler

                                             Vice President - Controller
                                             (Chief Accounting Officer)

                                                                   FORM 10-Q

                                INDEX TO EXHIBITS


Exhibit No.   Description of Exhibits                               Page No.

    3.        Bylaws, as amended, effective July 18, 1995              15

   10.1       Amendment to TECO Energy, Inc. Directors  Retirement
              Plan, effective July 1, 1995                             22

   10.2       Amendment to TECO Energy Group Supplemental Retirement
              Benefits Trust Agreement, effective July 17, 1995        23

   10.3       Supplemental Executive Retirement Plan for R. A.
              Dunn, dated as of July 17, 1995                          26

   12.        Ratio of earnings to fixed charges                       32

   27.        Financial data schedule (EDGAR filing only)              --