Form 10-Q
period 1995-09-30
TAMPA ELECTRIC CO
filed 1995-11-13
CIK 96271

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             September 30, 1995

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

                         Yes    X     No

Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (October 31, 1995):

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

                                                                 FORM 10-Q

                               BALANCE SHEETS
                               (in thousands)
                                             Sept. 30,        Dec. 31,
                                                1995           1994
                                   Assets
Property, plant and equipment,
  at original cost
Utility plant in service                    $2,912,043      $2,854,240
Construction work in progress                  418,825         246,089
                                             3,330,868       3,100,329
Accumulated depreciation                    (1,186,577)     (1,115,167)
                                             2,144,291       1,985,162
Other property                                     194             194
                                             2,144,485       1,985,356
Current assets
Cash and cash equivalents                          244           7,071
Receivables, less allowance
  for uncollectibles                           123,370         103,508
Inventories, at average cost
  Fuel                                          63,349          95,831
  Materials and supplies                        38,845          38,465
Prepayments                                      1,596           2,675
                                               227,404         247,550
Deferred debits
Unamortized debt expense                        18,679          19,782
Deferred income taxes                           91,469          86,514
Regulatory asset - tax related                  34,170          30,791
Other                                           54,909          47,828
                                               199,227         184,915
                                            $2,571,116      $2,417,821

                          Liabilities and Capital
Capital
Common stock                                $  831,956      $  775,956
Retained earnings                              207,272         173,299
                                             1,039,228         949,255
Preferred stock, redemption not required        54,956          54,956
Long-term debt, less amount due
  within one year                              583,038         607,270
                                             1,677,222       1,611,481
Current liabilities
Long-term debt due within one year              26,030           1,260
Notes payable                                   72,700          91,800
Accounts payable                                99,524         113,759
Customer deposits                               50,849          49,457
Interest accrued                                15,716          11,166
Taxes accrued                                   60,665           2,152
                                               325,484         269,594
Deferred credits
Deferred income taxes                          326,942         327,646
Investment tax credits                          59,690          63,265
Regulatory liability - tax related              85,527          88,291
Other                                           96,251          57,544
                                               568,410         536,746
                                            $2,571,116      $2,417,821

The accompanying notes are an integral part of the financial statements.

                                                                 FORM 10-Q

                            STATEMENTS OF INCOME
                               (in thousands)

For the three months ended Sept. 30,            1995            1994

Operating revenues                            $308,067        $301,440

Operating expenses
Operation
  Fuel                                         108,710         109,286
  Purchased power                               13,504           8,374
  Other                                         39,621          38,758
Maintenance                                     16,328          16,804
Depreciation                                    26,009          29,027
Taxes, federal and state income                 27,974          24,768
Taxes, other than income                        21,974          21,617
                                               254,120         248,634

Operating income                                53,947          52,806

Other income
Allowance for other funds used
  during construction                            3,234             459
Other income (expense), net                      1,317            (109)
                                                 4,551             350

Income before interest charges                  58,498          53,156

Interest charges
Interest on long-term debt                       9,526           9,331
Other interest                                   2,521             826
Allowance for borrowed funds
  used during construction                      (1,949)         (1,071)
                                                10,098           9,086

Net income                                      48,400          44,070
Preferred dividend requirements                    892             892
Balance applicable to
  common stock                                $ 47,508        $ 43,178


The accompanying notes are an integral part of the financial statements.

                                                                 FORM 10-Q

                            STATEMENTS OF INCOME
                               (in thousands)

For the nine months ended Sept. 30,             1995            1994

Operating revenues                            $840,957        $839,393

Operating expenses
Operation
  Fuel                                         295,128         299,662
  Purchased power                               34,693          26,359
  Other                                        119,764         129,216
Maintenance                                     51,287          52,602
Depreciation                                    84,893          86,459
Taxes, federal and state income                 56,467          53,778
Taxes, other than income                        66,952          66,364
                                               709,184         714,440

Operating income                               131,773         124,953

Other income
Allowance for other funds used
  during construction                            7,554           1,103
Other income (expense), net                       (435)           (304)
                                                 7,119             799

Income before interest charges                 138,892         125,752

Interest charges
Interest on long-term debt                      28,559          27,457
Other interest                                   7,254           3,662
Allowance for borrowed funds
  used during construction                      (4,552)         (2,527)
                                                31,261          28,592

Net income                                     107,631          97,160
Preferred dividend requirements                  2,676           2,676
Balance applicable to
  common stock                                $104,955        $ 94,484


The accompanying notes are an integral part of the financial statements.

                                                                 FORM 10-Q

                          STATEMENTS OF CASH FLOWS
                               (in thousands)


For the nine months ended Sept. 30,             1995            1994

Cash flows from operating activities
  Net income                                 $ 107,631       $  97,160
  Adjustments to reconcile net income
      to net cash
    Depreciation                                84,893          86,459
    Deferred income taxes                      (11,802)         (8,764)
    Investment tax credits, net                 (3,575)         (3,646)
    Allowance for funds used
      during construction                      (12,106)         (3,630)
    Deferred recovery clause                   (13,975)         20,730
    Deferred revenue                            30,962              --
  Amortization of coal contract buyout           1,352              --
  Refund to customers                               --          (2,428)
  Receivables, less allowance
    for uncollectibles                         (19,862)        (17,224)
  Inventories                                   32,102          (4,475)
  Taxes accrued                                 58,513          33,429
  Accounts payable                             (14,235)         (7,058)
  Other                                         24,704          23,456
                                               264,602         214,009
Cash flows from investing activities
  Capital expenditures                        (247,137)       (145,421)
  Allowance for funds used
    during construction                         12,106           3,630
  Short-term investments                            --          (1,619)
                                              (235,031)       (143,410)
Cash flows from financing activities
  Proceeds from contributed capital
    from parent                                 56,000          99,000
  Proceeds from long-term debt                     620             686
  Repayment of long-term debt                     (260)           (245)
  Net decrease in short-term debt              (19,100)        (81,500)
  Dividends                                    (73,658)        (77,268)
                                               (36,398)        (59,327)
Net increase (decrease) in cash
  and cash equivalents                          (6,827)         11,272
Cash and cash equivalents
  at beginning of period                         7,071           4,499
Cash and cash equivalents at end of period   $     244       $  15,771


The accompanying notes are an integral part of the financial statements.

                                                                 FORM 10-Q

                       NOTES TO FINANCIAL STATEMENTS


A.        Tampa  Electric  Company  is  a  wholly  owned  subsidiary  of

     TECO Energy, Inc.

B.        The  company  has made certain commitments in connection with its continuing  construction program.  Total construction expenditures are estimated  to  be $310 million for 1995, excluding allowance for funds used during construction (AFUDC).

C.        The  company  s  deferred  revenue  plan  approved by the Florida

     Public  Service  Commission  (FPSC)  provides  for  an  11.75  percent authorized  rate  of  return on common equity (ROE) for all regulatory purposes with a range of 10.75 percent to 12.75 percent retroactive to

     Jan.  1,  1995.    Under  the  plan  the  company  will  defer in 1995

     $15  million  of  revenues  as  well  as 50 percent of actual revenues

     c o n tributing  to  a  return  on  average  common  equity  exceeding

     11.75  percent  and  100  percent of actual revenues contributing to a return  on average common equity exceeding 12.75 percent.  The company expects,  subject to regulatory approval, that beginning in 1997 these deferred  revenues  will  be  used  to offset a portion of the revenue requirements  associated with the Polk Power Station.  As of Sept. 30,

     1995,  the  company  had  deferred  $31 million in revenues.  The FPSC order  also eliminated the company s oil backout tariff effective Jan.

     1,  1996.   This tariff currently results in approximately $12 million of annual revenues.

D.        Certain  1994  amounts  on the statements of cash flows have been restated to comply with the current-year presentation.

                                                                 FORM 10-Q

Item 2.   Management's Discussion and Analysis of Financial

          Condition and Results of Operations
     Results of Operations

     Three months ended Sept. 30, 1995:

          Net  income  of  $48.4  million for the third quarter of 1995 was

     $4.3  million  or  10  percent  higher  than  1994's third quarter due primarily  to  increased  energy  sales  and  higher AFUDC.  Increased energy  sales also contributed to 2 percent higher operating income in

     1995.    These  results were net of $14.1 million of revenues deferred under the FPSC-approved plan described on pages 7 and 12.

          Revenues  for  the  quarter  increased  $6.6 million or 2 percent after  the  $14.1  million  revenue  deferral  due to increased energy

     sales.    Retail  energy sales increased 5 percent reflecting customer growth of 2 percent and warmer weather than 1994's third quarter.

          Combined fuel and purchased power expenses increased $4.6 million or  4  percent  for the third quarter of 1995 reflecting higher energy sales.

          Depreciation expense decreased $3.0 million because of a one-time adjustment  in  the  third quarter of 1995 reflecting a change from an accelerated  to  a straight-line method of depreciation for the energy management system facility.

          The   effective  income  tax  rate  for  the  third  quarter  was

     35.1  percent  compared to 36.1 percent for the same period last year.

     The  decrease  was  primarily  due to higher allowance for other funds used during construction in 1995.

          Total AFUDC increased in 1995 because of additional investment in the Polk Power Station which is under construction.

          Interest  expense  before  the  allowance for borrowed funds used

                                                                 FORM 10-Q

     during  construction  was  $1.9  million,  or 19 percent higher in the current  quarter,  due  to higher interest rates on floating-rate debt and an increase in short-term debt balances.

                                                                 FORM 10-Q

     Nine months ended Sept. 30, 1995:

          Net  income  of  $107.6  million  for the nine months of 1995 was

     $10.5  million  or  11  percent  higher than 1994's nine months due to increased  energy  sales,  higher  AFUDC and lower operating expenses.

     These results were net of $31.0 million of revenues deferred under the plan discussed on pages 7 and 12.

          Revenues for the nine months increased $1.6 million or .2 percent after  the  $31.0  million  revenue  deferral  due to increased energy

     sales.   Retail energy sales increased 4 percent from continued growth in the local economy and favorable weather which resulted in increased energy  usage in the residential and commercial sectors.  In addition,

     the  industrial-phosphate  sector  use  more  energy to meet increased demand.

          Operation-other  and maintenance expenses decreased $10.8 million or  6  percent  as  a  result  of  the corporate restructuring program established  in  late 1994, additional cost control activities in 1995 and timing of certain expenses.

          Combined fuel and purchased power expenses increased $3.8 million or  1  percent  for  the  nine months of 1995 reflecting higher energy sales.

          The  effective  income  tax  rate for the nine months of 1995 was

     34.3  percent  compared to 35.8 percent for the same period last year.

     The  decrease  was  primarily  due to higher allowance for other funds used during construction in 1995.

          Total AFUDC increased substantially in 1995 because of additional investment in the Polk Power Station which is under construction.

          Interest  expense  before  the  allowance for borrowed funds used during construction increased $4.7 million or 15 percent due to higher

                                                                 FORM 10-Q

     interest  rates  on  floating-rate  debt and an increase in short-term debt balances.

                                                                 FORM 10-Q

     Liquidity, Capital Resources and Changes in Financial Condition

          The company s FPSC-approved deferred revenue plan provides for an

     11.75  percent authorized ROE for all regulatory purposes with a range of  10.75  percent to 12.75 percent and the deferral of revenues under certain  financial  circumstances related to these returns.  Under the plan the company will defer in 1995 $15 million of revenues as well as

     50  percent  of  actual  revenues  contributing to a return on average common  equity  exceeding  11.75  percent  and  100  percent of actual revenues  contributing  to a return on average common equity exceeding

     12.75   percent.    Tampa  Electric  expects,  subject  to  regulatory

     approval,  that beginning in 1997 these deferred revenues will be used to  offset  a  portion of the revenue requirements associated with the

     Polk  Power  Station.   As of Sept. 30, 1995, the company had deferred

     $31  million  in revenues.  The FPSC also eliminated the company's oil backout  tariff effective Jan. 1, 1996.  This tariff currently results in approximately $12 million of annual revenues.

          Net  receivables  increased  $19.9  million,  reflecting seasonal variations in electric billings.

          Fuel  inventory decreased $32.5 million, primarily as a result of higher energy sales.

          Taxes  accrued  increased  $58.5 million because of higher income taxes, revenue-related taxes, and the timing of property tax payments.

          Other  deferred  credits  increased  $38.7  million from year-end primarily due to the deferral of revenues as discussed above.

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









                                                TAMPA ELECTRIC COMPANY

                                                      (Registrant)






     Dated: November 13, 1995                By:   /s/ L. L. Lefler

                                                    L. L. Lefler
                                             Vice President - Controller

                                             (Chief Accounting Officer)

                                                                 FORM 10-Q

                             INDEX TO EXHIBITS


Exhibit No.   Description of Exhibits                               Page No.

   12.        Ratio of earnings to fixed charges                       16

   27.        Financial data schedule (EDGAR filing only)              --