Form 10-K
period 1995-12-31
TAMPA ELECTRIC CO
filed 1996-03-29
CIK 96271

FORM 10-K
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

(Mark One)
  X Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the fiscal year ended December 31, 1995

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

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 29, 1996 was zero.

As of February 29, 1996, there were 10 shares of the registrant's common stock issued and outstanding, all of which were held, beneficially and of record, by TECO Energy, Inc.

                   DOCUMENTS INCORPORATED BY REFERENCE
                                   None


                                  PART I

Item 1.  BUSINESS.

     Tampa Electric Company (Tampa Electric or the company) was incorporated in Florida in 1899 and was reincorporated in 1949. As a result of a restructuring in 1981, the company became a subsidiary of TECO Energy, Inc. (TECO Energy), a diversified energy-related holding company. The company is a public utility operating wholly within the state of Florida and is engaged in the generation, purchase, transmission, distribution and sale of electric energy. The retail territory served comprises an area of about 2,000 square miles in West Central Florida, including substantially all of Hillsborough County and parts of Polk, Pasco and Pinellas Counties, and has an estimated population of over one million. The principal communities served are Tampa, Winter Haven, Plant City and Dade City. In addition, the company engages in wholesale sales to other utilities which consist of broker economy, requirements and other types of service of varying duration and priority. The company has three electric generating stations in or near Tampa and two electric generating stations located near Sebring, a city located in Highlands County in South Central Florida.
     The company had 2,836 employees as of Dec. 31, 1995, of which 1,164 were represented by the International Brotherhood of Electrical Workers (IBEW) and 308 by the Office and Professional Employees International Union.
     In 1995, approximately 48 percent of the company's total operating revenue was derived from residential sales, 29 percent from commercial sales, 10 percent from industrial sales and 13 percent from other sales including bulk power sales for resale.
     The sources of operating revenue for the years indicated were as follows:

(millions)                       1995        1994        1993

Residential                  $  523.3    $  505.5    $  464.1
Commercial                      316.1       316.8       298.3
Industrial-Phosphate             61.7        58.3        55.1
Industrial-Other                 45.0        50.0        48.9
Sales for resale                 80.0        70.4        76.1
Deferred revenues               (50.8)         --          --
Other                           117.0        93.9        98.8
                             $1,092.3    $1,094.9    $1,041.3

     No material part of the company's business is dependent upon a single customer or a few customers, the loss of any one or more of whom would have a significantly adverse effect on the company, except that 8 customers in the phosphate industry accounted for 6 percent of operating revenues in 1995.
     The company's business is not a seasonal one, but winter peak loads are experienced due to fewer daylight hours and colder temperatures, and summer peak loads are experienced due to use of air conditioning and other cooling equipment.

Regulation

     The retail operations of the company are regulated by the Florida
Public Service Commission (FPSC), which has jurisdiction over retail rates, the quality of service, issuances of securities, planning, siting and construction of facilities, accounting and depreciation practices and other matters.
     The company is also subject to regulation by the Federal Energy
Regulatory Commission (FERC) in various respects including wholesale power sales, certain wholesale power purchases, transmission services and accounting and depreciation practices.
     Federal, state and local environmental laws and regulations cover air quality, water quality, land use, power plant, substation and transmission line siting, noise and aesthetics, solid waste and other environmental matters. See Environmental Matters on pages 6 and 7.
     TECO Transport & Trade Corporation (TECO Transport), TECO Coal
Corporation (TECO Coal) and TECO Power Services Corporation (TECO
Power Services), subsidiaries of TECO Energy, sell transportation services, coal, and generating capacity and energy, respectively, to the company and to third parties. The transactions between the company and these affiliates and the prices paid by the company are subject to regulation by the FPSC and FERC, and any charges deemed to be imprudently incurred may not be allowed to be billed to the company's customers. See Utility Regulation on pages 15 through 17.

Competition

      The company s retail business is substantially free from direct competition with other electric utilities, municipalities and public agencies. At the present time, the principal form of competition at the retail level consists of natural gas for residences and businesses and the self-generation option available to larger users of electric energy. Such users, and possibly commercial and residential customers as well, may seek to expand their options through legislative and/or regulatory initiatives that would permit competition at the retail level. The company intends to take all appropriate actions to retain and expand its retail business, to control costs, and provide high quality service to retail customers.
      There is presently active competition in the wholesale power markets in Florida, and this is increasing largely as a result of the Energy Policy Act of 1992 and related federal initiatives. This act removed certain regulatory barriers to independent power producers and required utilities to transmit power from such producers, utilities and others to wholesale customers under certain circumstances. The company continues its cost reduction efforts to increase its wholesale business, which is dependent in part on access to transmission systems owned by others.
      In March 1995 the FERC issued its Notice Of Proposed Rulemaking on Open Access Transmission Services (NOPR). The NOPR would require open access to transmission systems and utilities owning transmission facilities (including the company) to provide services to wholesale transmission customers comparable to those they provide to themselves on comparable terms and conditions, including price. Among other things the NOPR would unbundle transmission services from power sales and require owners of transmission systems to take service under their own transmission tariffs.
       In November 1995 the FERC accepted for filing the company s open access transmission tariffs, which conform to the pro forma tariffs contained in the NOPR, subject to refund and the outcome of the final rule under the NOPR.

Retail Pricing

     In general, the FPSC's pricing objective is to set rates at a level that allows the utility to collect total revenues (revenue requirements) equal to its cost of providing service, including a reasonable return on invested capital.
     The basic costs, other than fuel and purchased power, of providing electric service are recovered through base rates, which are designed to recover the costs of owning, operating and maintaining the utility system. These costs include operation and maintenance expenses, depreciation and taxes, as well as a return on the company's investment in assets used and useful in providing electric service (rate base). The rate of return on rate base, which is intended to approximate the company's weighted cost of capital, includes its costs for debt and preferred stock, deferred income taxes at a zero cost rate and an allowed return on common equity. Base prices are determined in FPSC price setting hearings that occur at irregular intervals at the initiative of the company, the FPSC or other parties.
     Fuel, Clean Air Act allowances, and certain purchased power costs are recovered through levelized monthly charges established pursuant to the FPSC's fuel adjustment and cost recovery clauses. These charges, which are reset semi-annually in an FPSC hearing, are based on estimated costs of fuel, Clean Air Act allowances and purchased power, and estimated customer usage for a specific recovery period, with a true-up adjustment to reflect the variance of actual costs from the projected charges for prior periods.
     The FPSC may disallow recovery of any costs that it considers imprudently incurred.

Fuel

     About 99 percent of the company's generation for 1995 was from its coal-fired units. About the same level is anticipated for 1996.
     The company's average fuel cost per million BTU and average cost per ton of coal burned have been as follows:

Average cost
 per million BTU:         1995    1994    1993    1992    1991

Coal                    $ 2.15  $ 2.22  $ 2.26  $ 2.23  $ 2.22
Oil                     $ 2.76  $ 2.49  $ 2.69  $ 2.76  $ 3.21
Gas                         --      --  $ 3.52  $ 2.43  $ 1.98
Composite               $ 2.16  $ 2.22  $ 2.27  $ 2.24  $ 2.25
Average cost per ton
 of coal burned         $50.97  $53.39  $54.55  $53.65  $53.87

     The company's generating stations burn fuels as follows: Gannon Station burns low-sulfur coal; Big Bend Station burns coal of a somewhat higher sulfur content; Hookers Point Station burns low-sulfur oil; Phillips Station burns oil of a somewhat higher sulfur content; and Dinner Lake Station, which was placed on long-term reserve standby in March 1994, burns natural gas and oil.
     Coal. The company burned approximately 7.4 million tons of coal during 1995 and estimates that its coal consumption will be
7.3 million tons for 1996. During 1995, the company purchased approximately 68 percent of its coal under long-term contracts with six suppliers, including TECO Coal, and 32 percent of its coal in the spot market or under intermediate-term purchase agreements. About 23 percent of the company's 1995 coal requirements were supplied by TECO Coal. During December 1995, the average delivered cost of coal (including transportation) was $47.99 per ton, or $2.01 per million BTU. The company expects to obtain approximately 51 percent of its coal requirements in 1996 under long-term contracts with five suppliers, including TECO Coal, and the remaining 49 percent in the spot market. The company's long-term coal contracts provide for revisions in the base price to reflect changes in a wide range of cost factors and for suspension or reduction of deliveries if environmental regulations should prevent the company from burning the coal supplied, provided that a good faith effort has been made to continue burning such coal. The company estimates that about 19 percent of its 1996 coal requirements will be supplied by TECO Coal. For information concerning transactions with affiliated companies, see Note I. on page 34.
     In 1995, about 81 percent of the company's coal supply was deep-mined, approximately 18 percent was surface-mined and 1 percent was a processed oil by-product known as petroleum coke. Federal surface-mining laws and regulations have not had any material adverse impact on the company's coal supply or results of its operations. The company, however, cannot predict the effect on the market price of coal of any future mining laws and regulations. Although there are reserves of surface-mineable coal dedicated by suppliers to the company's account, high-quality coal reserves in Kentucky that can be economically surface-mined are being depleted and in the future more coal will be deep-mined. This trend is not expected to result in any significant additional costs to the company.
     Oil. The company has supply agreements through Dec. 31, 1996 for No. 2 fuel oil and No. 6 fuel oil for its four combustion turbine units, Polk Station, Hookers Point Station and Phillips Station at prices based on Gulf Coast Cargo spot prices. The price for No. 2 fuel oil deliveries taken in December 1995 was $24.91 per barrel, or $4.29 per million BTU. The price for No. 6 fuel oil deliveries taken in December 1995 was $17.53 per barrel, or $2.77 per million BTU.

Franchises

     The company holds franchises and other rights that, together with its charter powers, give it the right to carry on its retail business in the localities it serves. The franchises are irrevocable and are not subject to amendment without the consent of the company, although, in certain events, they are subject to forfeiture.
     Florida municipalities are prohibited from granting any franchise for a term exceeding 30 years. If a franchise is not renewed by a municipality, the franchisee has the statutory right to require the municipality to purchase any and all property used in connection with the franchise at a valuation to be fixed by arbitration. In addition, all of the municipalities except for the cities of Tampa and Winter Haven have reserved the right to purchase the company's property used in the exercise of its franchise, if the franchise is not renewed.
     The company has franchise agreements with 13 incorporated municipalities within its retail service area. These agreements have various expiration dates ranging from December 2005 to September 2021. The company has no reason to believe that any of these franchises will not be renewed.
     Franchise fees payable by the company, which totaled
$20.0 million in 1995, are calculated using a formula based primarily on electric revenues.
     Utility operations in Hillsborough, Pasco, Pinellas and Polk Counties outside of incorporated municipalities are conducted in each case under one or more permits to use county rights-of-way granted by the county commissioners of such counties. There is no law limiting the time for which such permits may be granted by counties. There are no fixed expiration dates for the Hillsborough County and Pinellas County agreements. The agreements covering electric operations in Pasco and Polk counties expire in September 2033 and March 2004, respectively.

Environmental Matters

     The company's operations are subject to county, state and federal environmental regulations. The Hillsborough County Environmental Protection Commission and the Florida Environmental Regulation Commission are responsible for promulgating environmental regulations and coordinating most of the environmental regulation functions performed by the various departments of state government. The Florida Department of Environmental Protection (FDEP) is responsible for the administration and enforcement of the state regulations. The U.S. Environmental Protection Agency (EPA) is the primary federal agency with environmental responsibility.
     The company has all required environmental permits. In addition, monitoring programs are in place to assure compliance with permit conditions. The company has been identified as one of numerous potentially responsible parties (PRP) with respect to seven Superfund Sites. While the total costs of remediation at these sites may be significant, the company shares potential liability with other PRPs, many of which have substantial assets. The company expects that its liability in connection with these sites will not be significant.
     Expenditures. During the five years ended Dec. 31, 1995, the company spent $171.4 million on capital additions to meet environmental requirements, including $117.7 million for the Polk Power Station project. Environmental expenditures are estimated at $73 million for 1996, including $66 million for the Polk Power Station, and $9 million in total for 1997-2000. These totals exclude amounts required to comply with the 1990 amendments to the Clean Air Act.
     The company is complying with the Phase I emission limitations imposed by the Clean Air Act Amendments which became effective Jan. 1, 1995 by using blends of lower-sulfur coal, controlling stack emissions and using emission allowances.
     In 1995 the company successfully integrated Big Bend Unit Three into the existing scrubber on Big Bend Unit Four. This resulted in an additional scrubbed unit at a fraction of the cost of a new scrubber. Also as part of its Phase I compliance plan, the company has a long-term contract for the purchase of low-sulfur coal.

     To comply with Phase II emission standards set for 2000 the company would potentially have to scrub additional capacity and is evaluating equipment and technologies to accomplish compliance in the most cost-effective manner. Absent capital expenditures for additional scrubbing, the company expects to spend $30 million of capital to comply with Phase II of the Clean Air Act Amendments for nitrogen oxide reductions and emissions monitoring equipment. The cost of compliance with Phase I and Phase II is expected to have little impact on the company's prices.
      In addition to recovering prudently incurred environmental costs through base rates, the company can petition the FPSC for such recoveries on a current basis pursuant to a statutory environmental cost recovery procedure.

Item 2.  PROPERTIES.

     The company believes that its physical properties are adequate to carry on its business as currently conducted. The properties are generally subject to liens securing long-term debt.
      At Dec. 31, 1995, the company had four electric generating plants and four combustion turbine units in service with a total net winter generating capability of 3,404 MWs, including Big Bend (1,748-MW capability from four coal units), Gannon (1,206-MW capability from six coal units), Hookers Point (212-MW capability from five oil units), Phillips (34-MW capability from two diesel units) and four combustion turbine units located at the Big Bend and Gannon stations (204 MWs). Capability as used herein represents the demonstrable dependable load carrying abilities of the generating units during winter peak periods as proven under actual operating conditions. Units at Hookers Point went into service from 1948 to 1955, at Gannon from 1957 to 1967, and at Big Bend from 1970 to 1985. In 1991, the company purchased two power plants (Dinner Lake and Phillips) from the Sebring Utilities Commission (Sebring). Dinner Lake (11-MW capability from one natural gas unit) and Phillips were placed in service by Sebring in 1966 and 1983, respectively. In March 1994, Dinner Lake Station was placed on long-term reserve standby.
      The company owns approximately 4,350 acres of land in Polk County, Florida. This site accommodates Polk Unit One, a 250-MW coal gasification generating plant currently being constructed, and can accommodate additional generating capacity in the future. Polk Unit One is discussed further under Capital Expenditures on page 14.
      The company owns 178 substations having an aggregate transformer capacity of 15,777,966 KVA. The transmission system consists of approximately 1,197 pole miles of high voltage transmission lines, and the distribution system consists of 6,822 pole miles of overhead lines and 2,444 trench miles of underground lines. As of Dec. 31, 1995, there were 501,909 meters in service. All of the foregoing property is located within Florida.
      All plants and important fixed assets are held in fee except that title to some of the properties are subject to easements, leases, contracts, covenants and similar encumbrances and minor defects, of a nature common to properties of the size and character of those of the company.
      The company has easements for rights-of-way adequate for the maintenance and operation of its electrical transmission and distribution lines that are not constructed upon public highways, roads and streets. It has the power of eminent domain under Florida law for the acquisition of any such rights-of-way for the operation of transmission and distribution lines. Transmission and distribution lines located in public ways are maintained under franchises or permits.
      The company has a long-term lease for the office building in downtown Tampa, Florida, that serves as its headquarters.


Item 3.  LEGAL PROCEEDINGS.

     None.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted during the fourth quarter of 1995 to a vote of the company's security holders, through the solicitation of proxies or otherwise.

                                PART II


Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.

     All of the company's common stock is owned by TECO Energy and, therefore, there is no market for the stock.

     The company pays dividends substantially equal to its net income applicable to common stock to TECO Energy. Such dividends totaled $115.2 million for 1995 and $115.8 million for 1994. See Note C on page 29 for a description of restrictions on dividends on the company's common stock.


Item 6.  SELECTED FINANCIAL DATA.

(millions)
Year ended
  Dec. 31,          1995        1994        1993       1992       1991

Operating
  revenues     $1,092.3(1) $1,094.9     $1,041.3   $1,005.7   $  987.5
Net income     $  133.7    $  110.1(2)  $  106.7   $  110.8   $  107.4
Total assets   $2,639.2    $2,417.8     $2,267.5*  $2,104.7*  $1,994.5
Long-term debt $  583.1    $  607.3     $  606.6*  $  591.5*  $  513.7

* T h e se balances have been restated to reflect current year presentation.

(1) 1995 revenues were net of $50.8 million of revenues deferred under a plan described in the Utility Regulation section on page 16.

(2) 1994 net income includes the effect of a corporate restructuring charge of $13.1 million, after tax.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

EARNINGS SUMMARY
     The company's net income for 1995 of $133.7 million was 22 percent higher than 1994's even after the deferral of $50.8 million of revenues in 1995. Two-percent customer growth and favorable weather increased retail energy sales 5 percent. In addition, non-fuel operations and maintenance expenses were 5 percent below last year s level as the company benefited from the 1994 restructuring efforts. Allowance for funds used during construction (AFUDC) of $19.3 million was up from $5.6 million in 1994 and $3.7 million in 1993 due to the additional investment in Polk Unit One discussed in the Capital Expenditures section on page 14.
     Net income for 1994 of $110.1 million was 3 percent higher than 1993's primarily due to higher revenues partially offset by higher operating and maintenance expenses, and the restructuring charge described below.
     The company recorded a one-time $21.3 million pretax restructuring charge ($13.1 million after tax) in the fourth quarter of 1994. The restructuring program included almost a 10-percent reduction in staffing levels and other cost reductions. Approximately 70 percent of the charge represents costs associated with retirement benefits.
     Net income for 1993 of $106.7 million included a $10 million pretax non-recurring coal settlement charge described in the Other Income (Expense) section on page 13.

OPERATING RESULTS
     The company's operating income, after the deferral of $50.8 million in 1995, increased 11 percent as a result of higher retail energy sales and favorable variances in non-fuel operations and maintenance expenses.
     The company's 1994 operating income, after the $21.3-million pretax restructuring charge, decreased 5 percent from 1993. Higher base revenues from retail customer growth, increased retail energy usage from an improved economy and a retail price increase effective in January 1994 were more than offset by higher operating expenses and the restructuring charge.

(millions)               1995      Change    1994    Change    1993
Revenues              $1,092.3(1)    -.2% $1,094.9     5.1% $1,041.3
Operating expenses       929.0        .3%    926.5     4.4%    887.2
Operating income
  before 1994
  restructuring charge    163.3     -3.0%    168.4     9.3%    154.1
Restructuring charge         -         -      21.3       -       -
Operating income      $   163.3     11.0% $  147.1    -4.5% $  154.1

(1) 1995 revenues were net of $50.8 million of revenues deferred under a plan as described in the Utility Regulation section on page 16.

Operating Revenues
     The company s 1995 revenues decreased slightly to $1,092.3 million reflecting the deferral of $50.8 million of revenues. The company's revenues rose in 1994 with retail customer growth of almost 2 percent, increased retail energy sales of almost 4 percent and a

$16-million retail price increase effective in January 1994.
     The economy in the company's service area continued to strengthen in 1995. The combined residential and commercial energy sales grew by more than 5 percent in 1995. Sales to the phosphate industry grew by almost 11 percent in 1995 as these companies continued to experience strong prices and demand for their product. Non-phosphate industrial sales declined in 1995 due to the closure of a steel-making facility in the service area.
     Total retail energy sales are projected to increase almost 2 percent annually over the next five years based on continued growth in the local economy. Annual energy sales growth in the residential and commercial sectors is projected at 2 percent to 3 percent for the next five years. Growth in energy sales to non-phosphate industrial customers is projected to be less after a possible decline in 1996.
     In 1996 the company service area economy is expected to grow moderately, but at rates higher than the country as a whole. The local economy continues to benefit from a good labor market, available land and good access through airport and port facilities.
     Energy sales to the phosphate industry are expected to decline from increased self-generation and as mining activity slowly moves out of the company's service area. In 1995 sales to the phosphate customer group represented less than 6 percent of total operating revenues.
      Non-fuel revenues from sales to other utilities in 1995 were $33.7 million, $32.8 million in 1994 and $34.0 million in 1993. Energy sold to other utilities increased in 1995 due to generating unit availability and lower fuel cost.
     In 1994 energy sold to other utilities declined because of lower-priced oil and gas-fired generation available on other systems. A shift to higher-margin, longer-term wholesale power sales agreements resulted in only a 3-percent decline in 1994 non-fuel revenues despite the 10-percent decline in energy sales to other utilities.
     Securing additional longer-term wholesale power sales agreements remains a priority. In the past three years, the company has added nine bulk power sales contracts of varying size and duration. Competitive pricing of coal-fired generation has allowed the company to market available capacity successfully.

Energy Sales:
  Megawatt-hour sales       1995   Change     1994   Change     1993
    (thousands)
  Residential               6,352    6.8%    5,947     4.2%    5,706
  Commercial                4,710    2.8%    4,583     3.4%    4,432
  Industrial                2,362    3.7%    2,278     1.9%    2,236
  Other                     1,176    4.6%    1,124     4.7%    1,073
    Total retail           14,600    4.8%   13,932     3.6%   13,447
  Sales for resale          2,706   28.7%    2,102    -9.8%    2,330
    Total energy sold      17,306    7.9%   16,034     1.6%   15,777

  Retail customers        495,198    2.0%  485,698     1.8%  477,010
  (average)

Operating Expenses
     Effective cost management and improved efficiency continue to be principal objectives at the company. Operating expenses declined in 1995 from the restructuring actions taken in 1994 and continuing efforts to control costs in all areas of the company.

Operating Expenses:
                             1995  Change     1994   Change    1993
(millions)
Fuel                       $384.3   -1.3%   $389.3     7.2%   $363.2
Purchased power              44.4   32.9%     33.4   -14.4%     39.0
  Total fuel cost           428.7    1.4%    422.7     5.1%    402.2
Other operating expenses    163.3   -4.8%    171.6     8.8%    157.7
Maintenance                  69.6   -4.5%     72.9     2.1%     71.4
Depreciation                113.3   -1.6%    115.1     2.9%    111.9
Taxes, federal and
  State income               66.2   15.3%     57.4    -5.1%     60.5
Taxes, other than income     87.9    1.3%     86.8     3.9%     83.5
 Operating expenses         929.0     .3%    926.5     4.4%    887.2
Restructuring charge          -       -       21.3      -         -
Total operating expenses   $929.0   -2.0%   $947.8     6.8%   $887.2

     In 1995 non-fuel operations and maintenance expenses declined almost 5 percent from 1994 levels before the restructuring charge. The $11.6-million reduction was primarily from lower payroll and employee-related expenses as a result of 217 fewer positions than in 1994.
     In both 1994 and 1995 the company achieved savings from work redesign efforts and equipment redesign and enhancements. In 1995 operating areas of the company achieved lower costs through technology improvements, the streamlining of maintenance programs, and the sharing of manpower resources in power generation facilities.
     The savings realized from these efforts will partially offset increased operations and maintenance expenses expected in 1996 from Polk Unit One. During the first two years of operations, when domestic coals will be evaluated for use in the gasifier, the company will receive $20 million from the U. S. Department of Energy for operations, maintenance and fuel expenses.
     Total operating expenses in 1994 included the restructuring charge discussed in the Earnings Summary section, a $4-million annual charge to establish a transmission and distribution property storm-damage reserve in accordance with regulatory directives described in the Utility Regulation section, and the effects of accounting for fuel expense in accordance with Florida Public Service Commission (FPSC) requirements. Absent these three items, total operating expense increased only 4 percent over 1993 principally as a result of higher employee-related expenses, higher accruals for self-insurance liability reserves and increased expenses for regulatory activity.
     Depreciation expense in 1995 decreased as certain shorter-lived assets were fully amortized. The decrease more than offset the impact of normal additions to plant and equipment. The company s efforts to reduce capital investment in recent years have limited additions to all asset classes, particularly shorter-life asset classes. The increased depreciation expense in 1994 from normal additions to plant and equipment was minimized by these cost-control efforts. Depreciation expense is projected to increase in 1996 as a result of the start of commercial operation of Polk Unit One.
     Taxes other than those on income increased each year primarily from higher gross receipts taxes and franchise fees.

     Actual system fuel cost was only 4 percent higher than in 1994 despite an 8-percent increase in generation. The success in controlling fuel cost is a result of the company's use of lower-priced coals and the mix in operating generating units. Average coal cost, on a cents-per-million BTU basis, declined 3 percent in 1995 after a 2-percent drop in 1994.
     Fuel and purchased power cost rose only 1 percent in 1995 despite a 9-percent increase in coal burned to meet increased generation. This cost increase was partially offset by the normal effects of accounting for deferred fuel expense consistent with the FPSC-approved fuel adjustment clause. Fuel and purchased power cost was 5 percent higher in 1994 than in 1993 primarily from the normal effects of accounting for deferred fuel expense consistent with the fuel adjustment clause.
     In 1995 the company purchased more power from both TECO Power Services Hardee Power Station and cogenerators than in 1994, primarily to meet weather-related demand. In 1994 the company purchased less energy from other utilities than in 1993 because of the combination of mild weather and higher levels of availability of its own generating units. Substantially all fuel and purchased power expenses were recovered through the fuel adjustment clause.
     Nearly all of the company's generation in the last three years has been from coal, and the fuel mix will continue to be substantially coal. Coal prices are expected to remain relatively unchanged during the next few years compared to oil or gas prices. The company continues to work to reduce its fuel cost.

Coal Contract Buyout:
     In December 1994, the company bought out a long-term coal supply contract which would have expired in 2004 for a payment of $25.5 million and entered into two new contracts with the supplier. The coal supplied under the new contracts is competitive in price with coals of comparable quality.
     As a result of this buyout the company s customers will benefit from anticipated savings of more than $40 million, net of the buyout costs, through the year 2004. The FPSC has authorized the recovery of the buyout costs plus carrying costs through the fuel adjustment clause during the years 1995 through 2004.

NON-OPERATING ITEMS
Other Income (Expense)
     Other income in 1995 consisted mostly of AFUDC which increased to $13.7 million from $3.5 million in 1994 and $1.6 million in 1993. AFUDC will increase again in 1996 with the additional investment in the construction of the company's Polk Unit One and is expected to decline to minimal amounts for several years after the completion of this unit, scheduled for the fourth quarter of 1996.
     Other income (expense) in 1993 included a one-time $10-million pretax charge associated with an FPSC-approved settlement agreement between the company and the Office of Public Counsel as described in the Utility Regulation section.
Interest Charges
     Interest charges were $42.9 million in 1995, up 9 percent from 1994 due to higher short-term debt balances and rates. In 1995 interest expense included $1.5 million of interest accrued on the company s $50.8 million of deferred revenues. Savings from long-term debt refinancings accomplished in 1993 substantially offset the impact of rising short-term interest rates in 1994.

Income Taxes
     Total income tax expense, as described in Note G on pages 32 through 34, of $66.0 million increased from $58.7 million in 1994 and $57.1 million in 1993 primarily due to higher pretax income.

CAPITAL EXPENDITURES
     The company's 1995 capital expenditures were $334.5 million, which included $19.3 million of AFUDC. In 1995, the company spent $199 million on construction of Polk Unit One, a 250-megawatt coal-gasification plant. The capital cost of the plant is estimated at about $450 million, net of the construction funding from the U.S. Department of Energy under its Clean Coal Technology Program. An estimated $70 million will be spent in 1996 to complete this project, with commercial operation expected in the fourth quarter of 1996.
     The company spent an additional $117 million in 1995 for equipment and facilities to meet the company's growing customer base and for generation equipment improvements.
     The company expects to spend $178 million in 1996 and $569 million during the 1997-2000 period, excluding AFUDC, mainly for distribution facilities to meet customer growth and for Polk Unit One in 1996. At the end of 1995, the company had outstanding commitments of about $72 million for capital programs including the construction of Polk Unit One.
     The company s capital expenditure projections include about $30 million over the 1996 to 2000 period to comply with Phase II of the Clean Air Act Amendments for nitrogen oxide reductions and emissions monitoring equipment as described in the Environmental Compliance section.

                             Capital Expenditures
                                  (millions)
                             1995             1996
                           Actual        Estimated

Generation expansion         $199            $  74
Production                     23               25
Transmission                   33               16
Distribution                   48               48
General                        13               15
                              316              178
AFUDC                          19               25
 Total                       $335             $203

ENVIRONMENTAL COMPLIANCE
     The company is complying with the Phase I emission limitations imposed by the Clean Air Act Amendments which became effective Jan. 1, 1995 by using blends of lower-sulfur coal, controlling stack emissions and emission allowances.
     In 1995 the company successfully integrated Big Bend Unit Three into the existing scrubber on Big Bend Unit Four. This resulted in an additional scrubbed unit at a fraction of the cost of a new scrubber.
     In connection with its Phase I compliance plan, the company entered into two long-term contracts effective in mid-1994 for the purchase of low-sulfur coal. In December 1995, one of the sellers ceased operations at the mine supplying this coal. The company believes that there will be no negative impact on its operations because of the availability of alternative sources of supply and the successful scrubber integration of Big Bend Units Three and Four.
     To comply with Phase II emission standards set for 2000 the company would potentially have to scrub additional capacity and is evaluating equipment and technologies to accomplish compliance in the most cost effective manner. Absent capital expenditures for additional scrubbing, the company expects to spend $30 million of capital to comply with Phase II of the Clean Air Act Amendments for nitrogen oxide reductions and emissions monitoring equipment. The cost of compliance with Phase I and Phase II is expected to have little impact on the company's prices.

UTILITY REGULATION
Price Increase
1993 and 1994
The FPSC granted the company a $1.2-million permanent base revenue increase and a $10.3-million revenue increase primarily associated with recovery of purchased power capacity payments effective in February 1993. The utility received an additional base revenue increase of $16 million effective Jan. 1, 1994. The FPSC s decision reflected overall allowed regulatory rates of return of 8.20 percent in 1993 and 8.34 percent in 1994, which included an allowed regulatory rate of return on common equity (ROE) of 12 percent, the midpoint of a range of 11 percent to 13 percent.

Return on Equity Agreements
1994
     In March 1994 the FPSC issued an order which changed the company s authorized ROE to an 11.35-percent midpoint with a range of
10.35 percent to 12.35 percent, while leaving in effect the rates it had previously established. The FPSC also ordered a $4-million annual accrual to establish an unfunded storm damage reserve for transmission and distribution property.
     In July 1994 the FPSC issued an order approving an agreement between its staff and the company to cap the utility s authorized regulatory rate of return on common equity at 12.45 percent for 1994 only with any earnings above that amount to be used to increase the storm damage reserve. The company did not exceed the 12.45-percent cap in 1994 and therefore accrued only the $4.0 million to the storm damage reserve.

1995
     The company s objective is to place Polk Unit One in service without increasing the total price that its customers pay for electric service. A number of actions, discussed in the Operating Expenses section, have been taken to reduce costs. A component of the strategy to accomplish this objective has been the deferral of certain revenues.
     In 1995 the FPSC approved a plan submitted by the company to defer certain revenues for 1995. Under this plan the company s allowed ROE increased to an 11.75-percent midpoint with a range of 10.75 percent to 12.75 percent and the company deferred revenues under certain financial circumstances related to these returns. For 1995 a minimum of $15 million of revenues was deferred as well as 50 percent of actual revenues in excess of an ROE of 11.75 percent up to a net earned ROE of 12.75 percent and all actual revenues above an ROE of
12.75 percent. In 1995 the company deferred $50.8 million of revenues under this plan. The deferred revenues accrue interest at the 30-day commercial paper rate specified in the Florida Administrative Code.
     Also as part of this plan the FPSC eliminated the company s oil backout tariff effective Jan. 1, 1996, a reduction of about $12 million of annual revenues.

1996
     On Jan. 3, 1996 the FPSC in a proposed agency action approved a plan by Tampa Electric relating to the deferral in 1996 of revenues under certain circumstances defined by ROE levels. As a result of protests by the Office of Public Counsel and the Florida Industrial Power Users Group, this action did not become effective and there became operative a provision of the order that required the company to hold subject to the FPSC s jurisdiction any revenues in 1996 contributing to an ROE in excess of 12.75 percent.
     On March 25, 1996 the company filed with the FPSC an agreement between the company and the two intervenors protesting the January 3 proposed order. If approved by the FPSC in a proposed agency action proceeding and if no protests are filed, the agreement would replace the Jan. 3, 1996 order. This agreement addresses, among other things, the company s base rate levels, ROE levels for 1996 through 1998, and the regulatory treatment of all accumulated deferred revenues through the period ending Dec. 31, 1998. It provides for the company s existing base rates to be frozen at current levels through Dec. 31, 1998; a refund to customers of $25 million ($15 million from 1996 operations and $10 million from the 1995 deferred revenues) plus interest over a period of one year commencing on Oct. 1, 1996; and for the possibility of an additional refund in 1999.
     Under the agreement, for the years 1996 through 1998 the company will keep in each year all revenues contributing to an ROE up to
11.75 percent. Any additional revenues will be allocated according to the following formula.
     In 1996, 40 percent of any actual revenues that contribute to an ROE in excess of 11.75 percent will be included in 1996 revenues and the remaining 60 percent will be deferred for use in 1997 and 1998. There will also be available for use in 1997 and 1998 about
$41 million of the revenues deferred from 1995, after deducting from 1995 deferred revenues the $10-million portion of the $25-million refund.

     In 1997, 40 percent of any revenues that contribute to an ROE in excess of 11.75 percent up to 12.75 percent will be included in the company s 1997 revenues. The remaining 60 percent will be deferred for use in 1998. Any revenues contributing to an ROE exceeding
12.75 percent will be deferred for use during 1998.
     The same 40 percent allocation of revenues will be made in 1998 after taking into account any accumulated deferred revenues not used in previous years. The remaining 60 percent, as well as all revenues contributing to an ROE in excess of 12.75 percent, if any, will be refunded to customers in 1999. No refunds resulting from the 1998 portion of the agreement will commence until a final, non-appealable order has been issued resolving all issues with respect to the calculation of earned ROE during the periods covered by the agreement, including the appropriate regulatory treatment of the Polk Power
Station.
      Finally, the agreement calls for an expeditious review of the regulatory treatment of the company's Polk Power Station. The company is optimistic that the FPSC will complete this review in the third quarter of 1996. An objective of the agreement is to maintain price stability by utilizing the 1995, 1996 and 1997 deferred revenues to offset a portion of the revenue requirements associated with the Polk Power Station.

Coal Settlement
     In February 1993 the FPSC approved an agreement between the company and the Office of Public Counsel that resolved all issues relating to prices for coal purchased in the years 1990 through 1992 by the company from its affiliate, Gatliff Coal, a subsidiary of TECO Coal. The company agreed to refund $10 million plus interest to its customers through the fuel adjustment clause over a 12-month period beginning April 1, 1993. The company refunded $7.6 million to its customers in 1993 and the remainder in 1994.

Utility Competition
     The company s retail business is substantially free from direct competition with other electric utilities, municipalities and public agencies. At the present time, the principal form of competition at the retail level consists of natural gas for residences and businesses and the self-generation option available to larger users of electric energy. Such users, and possibly commercial and residential customers as well, may seek to expand their options through legislative and/or regulatory initiatives that would permit competition at the retail level. The company intends to take all appropriate actions to retain and expand its retail business, to control costs, and provide high quality service to retail customers.
     There is presently active competition in the wholesale power markets in Florida, and this is increasing largely as a result of the Energy Policy Act of 1992 and related federal initiatives. This act removed certain regulatory barriers to independent power producers and required utilities to transmit power from such producers, utilities and others to wholesale customers under certain circumstances. The company continues its cost reduction efforts to increase its wholesale business, which is dependent on access to transmission systems owned by others.

     In March 1995 the Federal Energy Regulatory Commission (FERC) issued its Notice Of Proposed Rulemaking on Open Access Transmission Services (NOPR). The NOPR would require open access to transmission systems and utilities owning transmission facilities (including the company) to provide services to wholesale transmission customers comparable to those they provide to themselves on comparable terms and conditions (including price). Among other things the NOPR would unbundle transmission services from power sales and require owners of transmission systems to take service under their own transmission tariffs.

FERC Transmission/Interchange Proceedings
     The company is one of several utilities that intervened in Florida Power and Light's (FPL) proceeding before the FERC in which FPL has requested to change substantially the terms for providing interchange power and transmission services. In addition to challenging the reasonableness and fairness of many aspects of FPL s filing, the company maintains that FPL s transmission tariffs adversely affect competition in the wholesale market and violate
FERC s comparability standard governing open access to wholesale transmission.
     In December 1995 an Administrative Law Judge appointed by the FERC issued his initial decision which is generally favorable to the positions advocated by the company. Briefs on this decision have been filed by the active intervenors, FERC staff and FPL, and the case is now fully submitted for a decision by the FERC. Any disposition of transmission issues is expected to reflect FERC action on the NOPR.
     The company protested transmission tariff filings by Florida Power Corporation (FPC), likewise based principally on their adverse competitive effects on the wholesale power market and failure to comply with the FERC s comparability standard. FPC has withdrawn these tariffs and substituted tariffs which conform to the pro forma tariffs in the NOPR. The ultimate terms of these tariffs will be determined after final action by FERC under the NOPR.
       In November 1995 the FERC accepted for filing the company s open access transmission tariffs, which conform to the pro forma tariffs contained in the NOPR, subject to refund and the outcome of the final rule under the NOPR.

FINANCING ACTIVITY
     The company s 1995 year-end capital structure was 41 percent debt, 56 percent common equity and 3 percent preferred equity. The company's objective is to maintain a capital structure over time that will support its current credit ratings.

Credit Ratings/Senior Debt
                        Duff & Phelps   Moody's     Standard & Poor s
                             AA+          Aa2              AA

     The current ratings reflect actions taken by Duff & Phelps in March 1995 to increase the company s senior and subordinate debt ratings one level and by Moody s Investor Services in April to lower the company s senior and subordinate debt ratings one level.
     In July 1993 the company entered into a forward refunding arrangement for $85.95 million of outstanding Pollution Control Revenue Bonds. Under this arrangement $85.95 million of new tax-exempt bonds due Dec. 1, 2034 were issued on Dec. 1, 1994, at a 6.25-percent interest rate. The proceeds were used on Feb. 1, 1995 to refund the series having a 9.9-percent interest rate. For accounting and ratemaking purposes the company began recording interest expense using a blended rate for the original and refunding bonds. This blended rate was used from July 1993 and will continue to be used through the maturity dates of the original bonds.
     As a part of its risk management program the company entered into an interest rate exchange agreement to moderate its exposure to interest rate changes. This agreement expired in early 1996. Currently, the company is not a party to and does not own any derivative instruments.

LIQUIDITY, CAPITAL RESOURCES
     The company met cash needs during 1995 largely with internally generated funds, short-term debt and capital contributions from its parent.
     At Dec. 31, 1995 the company had bank credit lines of $180 million, all of which was available.
     The company anticipates meeting its capital requirements for ongoing operations in 1996 through 2000 substantially from internally generated funds. In 1996, the company expects to issue about $100 million of long-term debt, primarily to reduce short-term debt and redeem current maturities. In addition, the company anticipates some capital contributions from its parent in 1996.
     On March 29, 1996, the company issued a notice to call and retire on April 29, 1996, $35 million aggregate par value Series E and F Preferred Stock at redemption prices of $102 and $101, respectively, plus accrued dividends.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                                                                 Page
                                                                  No.

Report of Independent Accountants                                 21

Balance Sheets, Dec. 31, 1995 and 1994                            22

Statements of Income for the years ended
  Dec. 31, 1995, 1994 and 1993                                    23

Statements of Cash Flows for the years ended
  Dec. 31, 1995, 1994 and 1993                                    24

Statements of Retained Earnings for the years ended
  Dec. 31, 1995, 1994 and 1993                                    25

Statements of Capitalization, Dec. 31, 1995 and 1994           25-26

Notes to Financial Statements                                  27-35



     Financial Statement Schedules have been omitted since they are not required, are inapplicable or the required information is presented in the financial statements or notes thereto.

                   REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
of Tampa Electric Company,


     We have audited the balance sheets of Tampa Electric Company, (a wholly owned subsidiary of TECO Energy, Inc.) as of Dec. 31, 1995 and 1994, and the related statements of income, cash flows, retained earnings and capitalization for each of the three years in the period ended Dec. 31, 1995. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tampa Electric Company as of Dec. 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended Dec. 31, 1995, in conformity with generally accepted accounting principles.

     As discussed in Note A to the financial statements, effective Jan. 1, 1993 the company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."



                                              COOPERS & LYBRAND L.L.P.
                                          Certified Public Accountants

Tampa, Florida
Jan. 15, 1996

                            BALANCE SHEETS
                               (millions)
                                Assets
Dec. 31,                                        1995        1994
Property, Plant and Equipment,
     At Original Cost
Utility plant in service                    $2,930.2    $2,854.2
Construction work in progress                  475.2       246.1
                                             3,405.4     3,100.3
Accumulated depreciation                    (1,203.3)   (1,115.2)
                                             2,202.1     1,985.1
Other property                                    .9          .2
                                             2,203.0     1,985.3
Current Assets
Cash and cash equivalents                        3.8         7.1
Short-term investments                            .2          --
Receivables, less allowance
     for uncollectibles                        120.1       103.5
Inventories, at average cost
 Fuel                                           70.0        95.8
 Materials and supplies                         38.7        38.5
Prepayments                                      3.5         2.7
                                               236.3       247.6
Deferred Debits
Unamortized debt expense                        18.3        19.8
Deferred income taxes                           94.6        86.5
Regulatory asset-tax related                    36.9        30.8
Other                                           50.1        47.8
                                               199.9       184.9
                                            $2,639.2    $2,417.8

                        Liabilities and Capital
Capital
Common stock                                $  851.9    $  775.9
Retained earnings                              188.2       173.3
                                             1,040.1       949.2
Preferred stock, redemption not required        55.0        55.0
Long-term debt, less amount due
     within one year                           583.1       607.3
                                             1,678.2     1,611.5
Current Liabilities
Long-term debt due within one year              26.0         1.3
Notes payable                                  144.5        91.8
Accounts payable                               117.4       113.8
Customer deposits                               51.3        49.4
Interest accrued                                 8.9        11.2
Taxes accrued                                   16.5         2.1
                                               364.6       269.6
Deferred Credits
Deferred income taxes                          331.8       327.6
Investment tax credits                          58.5        63.3
Regulatory liability-tax related                84.5        88.3
Other                                          121.6        57.5
                                               596.4       536.7
                                            $2,639.2    $2,417.8


The accompanying notes are an integral part of the financial statements.

                         STATEMENTS OF INCOME
                               (millions)


Year ended Dec. 31,                 1995        1994        1993

Operating Revenues
Residential                     $  523.3    $  505.5    $  464.1
Commercial                         316.1       316.8       298.3
Industrial-Phosphate                61.7        58.3        55.1
Industrial-Other                    45.0        50.0        48.9
Sales for resale                    80.0        70.4        76.1
Deferred and other revenues         66.2        93.9        98.8
                                 1,092.3     1,094.9     1,041.3
Operating Expenses
Operation
     Fuel                          384.3       389.3       363.2
     Purchased power                44.4        33.4        39.0
     Other                         163.3       171.6       157.7
Restructuring charge                  --        21.3          --
Maintenance                         69.6        72.9        71.4
Depreciation                       113.3       115.1       111.9
Taxes-Federal and state income      66.2        57.4        60.5
Taxes-Other than income             87.9        86.8        83.5
                                   929.0       947.8       887.2
Operating Income                   163.3       147.1       154.1

Other Income (Expense)
Allowance for other funds
 used during construction           13.7         3.5         1.6
Other income (expense), net          (.4)       (1.2)       (6.7)
                                    13.3         2.3        (5.1)
Income before interest charges     176.6       149.4       149.0

Interest Charges
Interest on long-term debt          38.2        36.9        39.3
Other interest                      10.3         4.6         5.1
Allowance for borrowed funds
 used during construction           (5.6)       (2.2)       (2.1)
                                    42.9        39.3        42.3
Net Income                         133.7       110.1       106.7
Preferred dividend
 requirements                        3.6         3.6         3.6
Balance Applicable to
     Common Stock               $  130.1    $  106.5    $  103.1








The accompanying notes are an integral part of the financial statements.

                       STATEMENTS OF CASH FLOWS
                              (millions)
Year ended Dec. 31,                 1995        1994        1993
Cash Flows from
 Operating Activities
 Net income                       $133.7     $ 110.1     $ 106.7
 Adjustments to reconcile net
     income to net cash
  Depreciation                     113.3       115.1       111.9
  Deferred income taxes            (13.8)      (14.1)       10.8
  Restructuring charge and
     other cost reductions            --        21.3          --
  Investment tax credits, net       (4.8)       (5.4)       (4.9)
  Allowance for funds used
     during construction           (19.3)       (5.6)       (3.7)
  Deferred clause revenues
     (expenses)                    (12.4)       19.9       (10.6)
  Fuel cost settlement                --          --        10.0
  Deferred revenue                  50.8          --          --
  Coal contract buyout               2.0       (25.5)         --
  Refund to customers                 --        (2.4)       (7.6)
  Receivables, less allowance
     for uncollectibles            (16.6)       (5.5)       (3.9)
  Fuel inventory                    25.8       (18.4)        9.0
  Taxes accrued                     14.4       (10.2)        2.1
  Accounts payable                   3.6        27.8         6.1
  Other                             25.1        18.0         (.4)
                                   301.8       225.1       225.5
Cash Flows from
 Investing Activities
 Capital expenditures             (334.5)     (230.8)     (205.6)
 Allowance for funds used
     during construction            19.3         5.7         3.7
 Short-term investments              (.2)         .2         1.7
                                  (315.4)     (224.9)     (200.2)
Cash Flows from
 Financing Activities
Proceeds from contributed
     capital from parent            76.0       111.0        37.0
Proceeds from long-term debt          .6          .7        15.6
Repayment of long-term debt          (.2)        (.2)      (48.0)
Net increase in short-term debt     52.7        10.3        52.3
Dividends                         (118.8)     (119.4)     (106.0)
                                    10.3         2.4       (49.1)
Net increase (decrease)
  in cash and cash equivalents      (3.3)        2.6       (23.8)
Cash and cash equivalents at
  beginning of year                  7.1         4.5        28.3
Cash and cash equivalents at
  end of year                    $   3.8     $   7.1     $   4.5

Supplemental Disclosure of Cash Flow Information
  Cash paid during the year for:
     Interest                     $ 42.6     $  39.8     $  43.5
     Income taxes                 $ 71.2     $  83.9     $  51.4

The accompanying notes are an integral part of the financial statements.

                    STATEMENTS OF RETAINED EARNINGS
                               (millions)
Year ended Dec. 31,                  1995        1994        1993
Balance, Beginning of Year (1)     $173.3      $182.6      $182.2
Add-Net income                      133.7       110.1       106.7
                                    307.0       292.7       288.9
Deduct-Cash dividends on
 capital stock
  Preferred                           3.6         3.6         3.6
  Common                            115.2       115.8       102.4
                                    118.8       119.4       106.0
Balance, End of Year               $188.2      $173.3      $182.9

(1) The Retained Earnings balance at Jan. 1, 1994 was restated to reflect a net $325,000 reclassification of stock issuance expense and additional paid in capital in accordance with a FERC audit recommendation. See Note B on page 29.

                          STATEMENTS OF CAPITALIZATION
Capital Stock                           Outstanding     Cash Dividends
                                        Dec.31, 1995    Paid in 1995(1)
                           Current
                          Redemption                      Per
                            Price     Shares Amount(2)   Share Amount(2)

Common stock-Without par value
25 million shares
       authorized           N/A          10   $851.9      N/A   $115.2
Preferred Stock-$100 Par Value
1.5 million shares
     authorized
   4.32% Cumulative,
     Series A            $103.75     49,600    $ 5.0    $4.32     $ .2
   4.16% Cumulative,
     Series B            $102.875    50,000      5.0    $4.16       .2
   4.58% Cumulative,
     Series D            $101.00    100,000     10.0    $4.58       .5
   8.00% Cumulative,
     Series E (3)        $102.00    149,960     15.0    $8.00      1.2
   7.44% Cumulative,
     Series F (3)        $101.00    200,000     20.0    $7.44      1.5

                                    549,560    $55.0              $3.6
Preferred Stock - No Par 2.5 million shares authorized, none outstanding. Preference Stock - No Par
2.5 million shares authorized, none outstanding.
_________________
(1) Quarterly dividends paid on Feb. 15, May 15, Aug. 15 and Nov. 15.
(2) Millions.
(3) On March 29, 1996, the company issued a notice to call and retire on April 29, 1996, the Series E and F Preferred Stock at the redemption prices set forth plus accrued dividends.

   At Dec. 31, 1995, preferred stock had a carrying amount of $55.0 million and an estimated fair market value of $49.1 million. The estimated fair market value of preferred stock was based on quoted market prices.

The accompanying notes are an integral part of the financial statements.

                                                           (millions)
Long-Term Debt Outstanding at Dec. 31,       Due      1995     1994
First mortgage bonds  (issuable in series)
 5 1/2%                                      1996      $ 25.0     $ 25.0
 7 3/4%                                      2022        75.0       75.0
 5 3/4%                                      2000        80.0       80.0
 6 1/8%                                      2003        75.0       75.0
Installment contracts payable(2)
 5 3/4%                                      2007        24.4       24.7
 7 7/8% Refunding bonds(3)                   2021        25.0       25.0
 8% Refunding bonds(3)                       2022       100.0      100.0
 6.25% Refunding bonds(4)                    2034        86.0       86.0
Variable rate: 3.81% for 1995
  and 4.10% for 1994(1)                      2025        51.6       51.6
Variable rate: 3.72% for 1995
  and 4.02% for 1994(1)                      2018        54.2       54.2
Variable rate: 3.90% for 1995
  and 4.23% for 1994(1)(5)                   2020        16.9       16.3
Unamortized debt premium/(discount)                      (4.0)      (4.2)
                                                        609.1      608.6
Less amount due within one year(6)                      (26.0)      (1.3)
Total Long-Term Debt                                   $583.1     $607.3

     Maturities and annual sinking fund requirements of long-term debt for the years 1997, 1998, 1999 and 2000 are $1.0 million, $1.1 million, $1.1 million, and $81.1 million, respectively. Of these amounts $0.8 million per year for 1997 through 2000 may be satisfied by the substitution of property in lieu of cash payments.
      Substantially all of the property, plant and equipment of the company is pledged as collateral.
___________________________
(1)   Composite year-end interest rate.
(2)   Tax-exempt securities.
(3) Proceeds of these bonds were used to refund bonds with interest rates of 11 5/8% - 12 5/8%. For accounting purposes, interest expense has been recorded using blended rates of 8.28%-8.66% on the original and refunding
      bonds, consistent with regulatory treatment. (4)   Proceeds of these bonds
      were used to refund bonds with an interest rate of 9.9% in Feb. 1995. For accounting purposes, interest expense has been recorded using a blended rate of 6.52% on the original and refunding bonds, consistent with regulatory treatment.
(5) This amount is recorded net of $3.1 million and $3.7 million at Dec. 31, 1995 and Dec. 31, 1994, respectively, on deposit with the trustee.
(6) Of the amount due in 1996, $.8 million may be satisfied by the substitution of property in lieu of cash payments.
At Dec. 31, 1995, long-term debt had a carrying amount of $583.1 million and an estimated fair market value of $638.6 million. The estimated fair market value of long-term debt was based on quoted market prices for the same or similar issues, on the current rates offered for debt of the same remaining maturities, or for long-term debt issues with variable rates that approximate market rates, at carrying amounts. The carrying amount of long-term debt due within one year approximated fair market value because of the short maturity of these instruments.
The company entered into an interest rate exchange agreement, which expired
Jan. 11, 1996, to reduce the cost of $100 million of fixed rate long-term debt. The agreement reduced interest expense by $2.3 million per year in 1995, 1994 and 1993.

The accompanying notes are an integral part of the financial statements.

                       NOTES TO FINANCIAL STATEMENTS


A.   Summary of Significant Accounting Policies

Basis of Accounting
The company maintains its accounts in accordance with recognized policies prescribed or permitted by the Florida Public Service Commission (FPSC) and the Federal Energy Regulatory Commission (FERC). These policies conform with generally accepted accounting principles in all material respects.
     The impact of Financial Accounting Standard (FAS) No. 71, Accounting for the Effects of Certain Types of Regulation, has been minimal in the company's experience, but when cost recovery is ordered over a longer period than a fiscal year, costs are recognized in the period that the regulatory agency recognizes them in accordance with FAS 71.
     The company's retail and wholesale businesses are regulated by the FPSC and the FERC, respectively. Prices allowed by both agencies are generally based on recovery of prudent costs incurred plus a reasonable return on invested capital.
     The use of estimates is inherent in the preparation of financial statements in accordance with generally accepted accounting principles.

Revenues and Fuel Costs
Revenues include amounts resulting from cost recovery clauses which provide for monthly billing charges to reflect increases or decreases in fuel, purchased capacity, oil backout and conservation costs. These adjustment factors are based on costs projected by the company for a specific recovery period. Any over-recovery or under-recovery of costs plus an interest factor are refunded or billed to customers during the subsequent recovery period. Over-recoveries of costs are recorded as deferred credits and under-recoveries of costs are recorded as deferred debits.
     On May 10, 1995, the FPSC approved the termination of the oil backout clause effective Jan. 1, 1996. Any oil backout project costs incurred beginning Jan 1, 1996 will no longer be recovered through the cost recovery clause.
      In December 1994, the company bought out a long-term coal supply contract which would have expired in 2004 for a lump sum payment of $25.5 million and entered into two new contracts with the supplier. The coal supplied under the new contracts is competitive in price with coals of comparable quality. As a result of this buyout, Tampa Electric customers will benefit from anticipated net fuel savings of more than $40 million through the year 2004. In February 1995, the FPSC authorized the recovery of the $25.5 million buy-out amount plus carrying costs through the Fuel and Purchased Power Cost Recovery Clause over the next ten years beginning April 1, 1995. In 1995, $2 million of buy-out costs were amortized to expense.
     Certain other costs incurred by the company are allowed to be recovered from customers through prices approved in the regulatory process. These costs are recognized as the associated revenues are billed.

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

Depreciation
The company provides for depreciation primarily by the straight-line method at annual rates that amortize the original cost, less net salvage, of depreciable property over its estimated service life. The provision for utility plant in service, expressed as a percentage of the original cost of depreciable property, was 3.9% for 1995, and 4.2% for 1994 and 1993.
     The original cost of utility plant retired or otherwise disposed of and the cost of removal less salvage are charged to accumulated depreciation.

Deferred Income Taxes
Effective Jan.1, 1993, the company adopted FAS 109, which changed the requirements for accounting for income taxes. Although FAS 109 retains the concept of comprehensive interperiod income tax allocation, it adopts the liability method in the measurement of deferred income taxes rather than the deferred method. Under the liability method, the temporary differences between the financial statement and tax bases of assets and liabilities are reported as deferred taxes measured at current tax rates. Since the company is a regulated enterprise and its books and records reflect the approved regulatory treatment, the adoption of FAS 109 resulted in certain adjustments to accumulated deferred income taxes and the establishment of a corresponding regulatory tax liability reflecting the amount payable to customers through future rates and had no effect on earnings.

Investment Tax Credits
Investment tax credits have been recorded as deferred credits and are being amortized to income tax expense over the service lives of the related property.

Allowance for Funds Used During Construction (AFUDC)
AFUDC is a non-cash credit to income with a corresponding charge to utility plant which represents the cost of borrowed funds and a reasonable return on other funds used for construction. The rate used to calculate AFUDC is revised periodically to reflect significant changes in the company's cost of capital. The rate was 7.79% for 1995, 7.28% for 1994 and 7.70% for 1993. The base on which AFUDC is calculated excludes construction work in progress which has been included in rate base.

Cash and Cash Equivalents and Short-Term Investments
Included in cash and cash equivalents at Dec. 31, 1994 is $3.4 million of securities classified as available-for-sale. Securities classified as available-for-sale are highly liquid, high-quality debt instruments purchased with a maturity of three months or less. There are no available-for-sale securities at Dec. 31, 1995.
     In 1994 the company adopted FAS 115, Accounting for Certain Investments in Debt and Equity Securities, which requires fair value accounting for debt and equity securities. No short-term investments existed at Dec. 31, 1995 or 1994 and the change in net unrealized gains and losses on trading securities included in earnings in 1995 and 1994 was not significant.

Reclassifications
Certain 1994 and 1993 amounts were reclassified to conform with current year presentation.

B.   Common Stock

The company is a wholly owned subsidiary of TECO Energy, Inc.

                                     Common  Stock     Issue
                                     Shares  Amount    Expense
(thousands)
Balance Dec. 31, 1992                   10    $629.3    $(1.7)
 Contributed capital from parent                37.0       --
Balance Dec. 31, 1993                   10     666.3     (1.7)
 Contributed capital from parent               111.0       --
Reclassification to other
   capital accounts(1)                            --       .3
Balance Dec. 31, 1994                   10     777.3     (1.4)
 Contributed capital from parent                76.0       --
Balance Dec. 31, 1995                   10    $853.3    $(1.4)

(1) In 1994, a FERC audit recommended that $325,000 of net costs be reclassified from common stock issuance expense and additional paid in capital, to retained earnings. The issuance expense, which totaled $353,000, related to a retired series of preferred stock.

C.   Retained Earnings

The company's Restated Articles of Incorporation and certain series of the company's first mortgage bond issues contain provisions that limit the dividend payment on the company's common stock and the purchase or retirement of the company's capital stock. At Dec. 31, 1995, substantially all of the company's retained earnings were available for dividends on its common stock.

D.   Retirement Plan

The company is a participant in the comprehensive retirement plan of TECO Energy, which has a non-contributory defined benefit retirement plan which covers substantially all employees. Benefits are based on employees' years of service and average final earnings.
     TECO Energy's policy is to fund the plan within the guidelines set by ERISA for the minimum annual contribution and the maximum allowable as a tax deduction by the IRS. The company's share of net pension expense, excluding the restructuring charge, was $0.2 million for 1995, $0.9 million for 1994 and $1.1 million for 1993. The company's portion of pension expense related to the restructuring charge in 1994 was $12.7 million. About 65 percent of plan assets were invested in common stocks and 35 percent in fixed income investments at Dec. 31, 1995.
     Components of net pension expense, reconciliation of the funded status and the accrued pension liability are presented below for TECO Energy consolidated.

Components of Net Pension Expense
(millions)
                                            1995      1994      1993
Service cost
  (benefits earned during the period)      $ 7.2     $ 8.8     $ 7.7
Interest cost on projected
  benefit obligations                       17.3      15.8      15.0
  Less: Return on plan assets
  Actual                                    66.4      (3.7)     30.5
  Less net amortization of unrecognized
   transition asset and deferred return     43.3     (25.8)     10.3
Net return on assets                        23.1      22.1      20.2
Net pension expense                          1.4       2.5       2.5
Effect of restructuring charge                --      13.3        --
Net pension expense recognized
  in the Consolidated Statements
  of Income                                $ 1.4     $15.8     $ 2.5

Reconciliation of the Funded Status of the Retirement Plan and the Accrued Pension Prepayment/(Liability)
(millions)
                                                     Dec. 31,       Dec. 31,
                                                        1995           1994
Fair market value of plan assets                      $ 286.7        $ 239.2
Projected benefit obligation                           (260.2)        (218.0)
Excess of plan assets over projected
 benefit obligation                                      26.5           21.2
Less unrecognized net gain from past
 experience different from that assumed                  33.4           23.8
Less unrecognized prior service cost                     (7.1)          (7.7)
Less unrecognized net transition asset
 (being amortized over 19.5 years)                        9.5           10.5
Accrued pension prepayment/(liability)                $  (9.3)       $  (5.4)


Accumulated benefit obligation
 (including vested benefits of
 $193.2 for 1995 and $163.8 for 1994)                 $ 215.2        $ 183.4

Assumptions Used in Determining Actuarial Valuations
                                                  1995         1994
Discount rate to determine projected
  benefit obligation                               7.3%        8.25%
Rates of increase in compensation levels       3.3-5.3%     3.3-5.3%
Plan asset growth rate through time                  9%           9%


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

Components of Postretirement Benefit Cost (millions)
                                              1995     1994    1993
Service cost (benefits earned
  during the period)                         $ 1.2     $1.5    $1.2
Interest cost on projected
  benefit obligations                          4.8      4.1     3.6
Amortization of transition obligation
  (straight line over 20 years)                2.0      2.1     2.1
Amortization of actuarial (gain)/loss           .2       .2      --
 Net periodic postretirement
   benefit expense                             8.2      7.9     6.9
Effect of restructuring charge                  --      2.6      --
Net periodic postretirement
   benefit expense recognized in
   the Statements of Income                  $ 8.2    $10.5   $ 6.9

Reconciliation of the Funded Status of the Postretirement Benefit Plan and the Accrued Liability (millions)
                                                   Dec. 31,  Dec. 31,
                                                     1995      1994
Accumulated postretirement benefit obligation
 Active employees eligible to retire                $ (2.2)   $ (9.4)
 Active employees not eligible to retire             (22.6)    (19.9)
 Retirees and surviving spouses                      (41.8)    (33.0)
                                                     (66.6)    (62.3)
Less unrecognized net gain/(loss)
  from past experience                               (16.7)    (14.1)
Less unrecognized transition obligation              (33.9)    (35.9)
 Liability for accrued postretirement benefit       $(16.0)   $(12.3)

Assumptions used in Determining Actuarial Valuations

Discount rate to determine projected
  benefit obligation                                   7.3%     8.25%

The assumed health care cost trend rate for medical costs prior to age 65, and for certain retirees after age 65, was 11% in 1995 and decreases to 5.75% in 2002 and thereafter. The assumed health care cost trend rate for medical costs after age 65 was 7.5% in 1995 and decreases to 5.75% in 2002 and thereafter.
     A 1 percent increase in the medical trend rates would produce an 8 percent ($0.5 million) increase in the aggregate service and interest cost for 1995 and a 7 percent ($4.7 million) increase in the accumulated postretirement benefit obligation as of Dec. 31, 1995.

F. Restructuring Charge

In 1994, the company implemented a corporate restructuring program which resulted in a $21.3 million charge ($13.1 million after tax). The cost of this restructuring program, which included 225 early retirements, the elimination of other positions and other cost control initiatives, is expected to be recovered within the next two years through reduced operating expenses. Approximately $1.7 million of this charge was paid in 1994 and $3.8 million in 1995. The impact on pension cost resulting from the restructuring as determined under the provisions of FAS 88, "Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," was approximately $13.0 million. The impact on postretirement benefits as determined under FAS 106, "Accounting for Postretirement Benefits Other Than Pensions," was approximately $2.6 million. These amounts are included as part of the total charge of $21.3 million. See Note D on pages 30 and 31, and Note E on pages 31 and 32.

G.   Income Tax Expense

The company is included in the filing of a consolidated Federal income tax return with its parent and affiliates. The company's income tax expense is based upon a separate return computation. Income tax expense consists of the following components:

(millions)                           Federal     State     Total
1995
Currently payable                     $ 72.1    $ 12.4    $ 84.5
Deferred                               (11.8)     (2.0)    (13.8)
Amortization of investment
 tax credits                            (4.8)        -      (4.8)
Total income tax expense              $ 55.5    $ 10.5    $ 65.9
Included in other income, net                                (.3)
Included in operating expenses                            $ 66.2

1994
Currently payable                     $ 68.3     $ 9.9    $ 78.2
Deferred                               (11.1)     (3.0)    (14.1)
Investment tax credits                   (.6)       --       (.6)
Amortization of investment
 tax credits                            (4.8)       --      (4.8)
Total income tax expense              $ 51.8     $ 6.9      58.7
Included in other income, net                                1.3
Included in operating expenses                            $ 57.4

1993
Currently payable                     $ 43.6     $ 7.6    $ 51.2
Deferred                                 9.4       1.4      10.8
Amortization of investment
 tax credits                            (4.9)       --      (4.9)
Total income tax expense              $ 48.1     $ 9.0      57.1
Included in other income, net                               (3.4)
Included in operating expenses                            $ 60.5


The company adopted FAS 109 as of Jan. 1, 1993 and elected not to restate the prior years financial statements. Deferred taxes result from temporary differences in the recognition of certain liabilities or assets for tax and financial reporting purposes. The principal components of the company's deferred tax assets and liabilities recognized in the balance sheet are as follows:

                                              Dec. 31,     Dec. 31,
(millions)                                      1995         1994
Deferred tax assets(1)
 Property related                               $ 76.6      $  69.8
 Leases                                            5.5          5.2
 Insurance reserves                                6.6          5.4
 Early capacity payments                           2.2          2.2
 Other                                             3.7          3.9
  Total deferred income tax assets                94.6         86.5
Deferred income tax liabilities(1)
 Property related                               (361.5)      (336.6)
 Other                                            29.7          9.0
  Total deferred income tax liabilities         (331.8)      (327.6)
  Accumulated deferred income taxes            $(237.2)     $(241.1)
_________________
(1) Certain property related assets and liabilities have been netted.

The total income tax provisions differ from amounts computed by applying the federal statutory tax rate to income before income taxes for the following reasons:

(millions)                              1995       1994       1993
Net income                            $133.7     $110.1     $106.7
Total income tax provision              66.0       58.7       57.1
Income before income taxes            $199.7     $168.8     $163.8

Income taxes on above at federal
 statutory rate (35% for 1995,
 1994 and 1993)                       $ 70.0     $ 59.1     $ 57.3
Increase (decrease) due to
  State income tax, net of federal
     income tax                          6.8        4.5        5.9
  Amortization of investment tax
     credits                            (4.8)      (4.8)      (4.9)
  Equity portion of AFUDC               (4.9)      (1.4)       (.8)
  Other                                 (1.1)       1.3        (.4)
Total income tax provision            $ 66.0     $ 58.7     $ 57.1
Provision for income taxes as
  a percent of income before
     income taxes                       33.0%      34.8%      34.9%

H.   Short-Term Debt

Notes payable consisted exclusively of commercial paper with weighted average interest rates of 5.69% and 5.92% at Dec. 31, 1995 and Dec. 31, 1994, respectively. The carrying amount of notes payable approximated fair market value because of the short maturity of these instruments. Unused lines of credit at Dec. 31, 1995 were $180 million. Certain lines of credit require commitment fees ranging from .05% to .075% on the unused balances.

I.   Related Party Transactions (millions)

Net transactions with affiliates are as follows:

                                        1995       1994       1993
Fuel and interchange related, net     $166.4     $180.0     $189.5
Administrative and general, net       $ 11.8     $  9.0     $ 15.5

Amounts due from or to affiliates of the company at year-end are as follows:

                                        1995       1994
Accounts receivable                   $  2.6     $  1.6
Accounts payable                      $ 23.9     $ 17.3

Accounts receivable and accounts payable were incurred in the ordinary course of business and do not bear interest.

J.   Commitments and Contingencies

The company has made certain commitments in connection with its continuing capital improvements program. Capital expenditures are estimated to be $178 million for 1996 and $569 million for 1997 through 2000 for equipment and facilities to meet customer growth and for construction of additional generating capacity to be placed in service in 1996. The company is building a 250-MW coal-gasification plant (Polk Unit One) with a capital cost of about $450 million, net of construction funding from the Department of Energy under its Clean Coal Technology Program. The company expects to spend $70 million to complete this project in 1996. At the end of 1995, the company had outstanding commitments of approximately $72 million primarily for the construction of Polk Unit One.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     During the period from Jan. 1, 1994 to the date of this report, the company has not had and has not filed with the Commission a report as to any changes in or disagreements with accountants on accounting principles or practices, financial statement disclosure or auditing scope or procedure.
                                  PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     (a)  Information concerning Directors of Tampa Electric is as follows:
                           Principal Occupation During
                              Last Five Years and                  Director
Name                  Age    Other Directorships Held                 Since
Girard F. Anderson    64   President and Chief Operating               1994
                           Officer, TECO Energy, Inc.;
                           formerly Executive Vice President
                           -Utility Operations, TECO Energy,
                           Inc. and President and Chief
                           Operating Officer, Tampa Electric
                           Company

DuBose Ausley         58   Chairman, Macfarlane, Ausley,               1992
                           Ferguson & McMullen (attorneys),
                           Tallahassee, Florida; formerly
                           President, Ausley, McMullen,
                           McGehee, Carothers & Proctor,
                           P.A. (attorneys), Tallahassee,
                           Florida; also a director of Sprint
                           Corporation and Capital City Bank
                           Group Inc.

Sara L. Baldwin       64   Private Investor; formerly                  1980
                           Vice President, Baldwin and
                           Sons, Inc. (insurance agency),
                           Tampa, Florida

Hugh L. Culbreath     74   Retired; formerly Chairman of               1971
                           the Board of TECO Energy, Inc.
                           and Tampa Electric Company

James L. Ferman, Jr.  52   President, Ferman Motor Car                 1985
                           Company, Inc. (automobile
                           dealerships), Tampa, Florida;
                           also a director of The Bank of
                           Tampa and its holding company,
                           The Tampa Banking Company

Edward L. Flom        66   Retired; formerly Chairman                  1980
                           of the Board and Chief Executive
                           Officer, Florida Steel
                           Corporation (production and
                           fabrication of steel products),
                           Tampa, Florida; also a director
                           of Outback Steakhouse, Inc.

Henry R. Guild, Jr.   67   President and Director, Guild,              1980
                           Monrad & Oates, Inc. (private
                           trustees and family investment
                           advisers), Boston, Massachusetts

Timothy L. Guzzle     59   Chairman of the Board and                   1988
                           Chief Executive Officer,
                           Tampa Electric Company and
                           TECO Energy, Inc.; also a director
                           of NationsBank Corporation

Dennis R. Hendrix      56  Chairman of the Board and formerly          1995
                           Chief Executive Officer and
                           President, Panhandle Eastern
                           Corporation (interstate gas
                           pipeline), Houston, Texas;
                           also a director of Texas Eastern
                           Products Pipeline Company, general
                           partner of TEPPCO Partners, LP, a
                           publicly traded limited partnership

Robert L. Ryan        52   Senior Vice President and                   1991
                           Chief Financial Officer,
                           Medtronic, Inc. (medical
                           devices manufacturer),
                           Minneapolis, Minnesota;
                           formerly Vice President-Finance,
                           Union Texas Petroleum Holdings,
                           Inc. (independent oil and gas
                           exploration and production),
                           Houston, Texas; also a director
                           of Riverwood International
                           Corporation and Inter-Regional
                           Financial Group, Inc.

William P. Sovey       62  Vice Chairman and Chief Executive           1996
                           Officer and formerly President
                           and Chief Operating Officer,
                           Newell Co. (consumer products),
                           Freeport, Illinois; also a director
                           of Acme Metals Co.

J. Thomas Touchton    57   Managing Partner, The                       1987
                           Witt-Touchton Company (private
                           investment partnership), Tampa,
                           Florida; also a director of
                           19 Merrill Lynch-sponsored
                           mutual funds

John A. Urquhart      67   President, John A. Urquhart                 1991
                           Associates (management
                           consultants), Fairfield,
                           Connecticut and Vice Chairman and
                           Director of Enron Corp. (diversified
                           natural gas company), Houston, Texas;
                           formerly Senior Vice President,
                           G. E. Industrial & Power Systems,
                           General Electric Company; also a
                           director of
                           Aquarion Company

James O. Welch, Jr.   64   Retired; formerly Vice Chairman,            1976
                           RJR Nabisco, Inc. and Chairman,
                           Nabisco Brands, Inc.; also a
                           director of Kmart Corporation and
                           Vanguard Group of Investment Companies

     The term of office of each director extends to the next annual meeting of shareholders, scheduled to be held on April 17, 1996, and until a successor is elected and qualified. At present, all the directors of the company are also directors of TECO Energy.

(b) Information concerning the current executive officers of the company is as follows:
                                        Current Positions and
                                        Principal Occupations
Name                    Age             During Last Five Years
Timothy L. Guzzle       59              Chairman of the Board and
                                        Chief Executive Officer;
                                        also Chairman of the
                                        Board and Chief Executive
                                        Officer of TECO Energy, Inc.

Keith S. Surgenor       48              President and Chief
                                        Operating Officer, 1994 to
                                        date; and prior thereto, Vice
                                        President-Human Resources.

William N. Cantrell     43              Vice President-Energy Supply,
                                        1994 to date; and prior
                                        thereto, Vice President-Energy
                                        Resource Planning.

Roger A. Dunn           53              Vice President-Human Resources,
                                        1995 to date; also
                                        Vice President-Human Resources
                                        of TECO Energy, Inc., 1995 to date; and
                                        prior thereto, Senior Vice
                                        President-Human Resources and
                                        Corporate Affairs of LTV
                                        Corporation (steel
                                        manufacturer), Cleveland, Ohio.

Gordon L. Gillette      36              Vice President-Regulatory
                                        Affairs, 1994 to date;
                                        and prior thereto,
                                        Director-Project Services,
                                        TECO Power Services
                                        Corporation.

William L. Griffin      41              Vice President-Controller,
                                        January 1996 to date; also Vice
                                        President-Controller, TECO
                                        Energy, Inc, May 1994 to
                                        date; and prior thereto, Vice
                                        President and Group Controller,
                                        Automatic Transmission Systems,
                                        a division of Borg-Warner
                                        Automotive Corporation.
                                        (automobile parts
                                        manufacturer), Chicago,
                                        Illinois.

Roger H. Kessel         59              General Counsel and Secretary, 1992
                                        to date; and prior thereto, Vice
                                        President-General Counsel of TECO
                                        Energy, Inc.; Also Senior Vice
                                        President-General Counsel and
                                        Secretary of TECO Energy, Inc.,
                                        April 1995 to date.

Alan D. Oak             49              Vice President, Treasurer and
                                        Chief Financial Officer, 1992
                                        to date; and prior thereto
                                        Chief Financial Officer; also
                                        Senior Vice President-Finance
                                        and Chief Financial Officer
                                        of TECO Energy, Inc.

John B. Ramil           40              Vice President-Energy Services
                                        and Planning, 1994 to date;
                                        Vice President-Energy Services
                                        and Bulk Power, 1994;
                                        Director-Resource Planning,
                                        1993 to 1994; and prior
                                        thereto, Director-Power
                                        Resource Planning.

Harry I. Wilson         57              Vice President-Transmission
                                        and Distribution.


     There is no family relationship between any of the persons named in response to Item 10. The term of office of each officer extends to and expires at the meeting of the Board of Directors following the next annual meeting of shareholders, scheduled to be held on April 17, 1996, and until a successor is elected and qualified.


Item 11.  EXECUTIVE COMPENSATION.

     The following tables set forth certain compensation information for the Chief Executive Officer of the company and each of the four other most highly compensated executive officers of the company.

                                     Summary Compensation Table
                                                                 Long-Term
                                                                Compensation
                               Annual Compensation               Awards
                                                  Other
                                                 Annual
Name and                                         Compen-    Shares Underlying     All Other
Principal Position      Year   Salary    Bonus   sation (1) Options/SARs(#)(2) Compensation(3)
Timothy L. Guzzle(4)     1995 $493,750 $415,000  $50,925            60,000         $31,092
Chairman of the Board    1994  468,750  384,000                     40,000          28,703
Chief Executive Officer  1993  443,750  194,000                     40,000          28,267

Keith S. Surgenor(4)(5)  1995  272,500  195,000   45,664            25,000          17,994
President and Chief      1994  215,376  225,000                     12,000          13,728
Operating Officer        1993  179,500   60,000                     12,000          11,986

Roger H. Kessel(4)       1995  238,500  135,000   44,765            17,000           9,052
General Counsel and      1994  228,750  150,000                     14,000          10,257
Secretary                1993  219,750   80,000                     14,000          10,417

Alan D. Oak(4)           1995  225,000  135,000   44,264            17,000          14,432
Vice President,          1994  201,750  130,000                     13,000          12,905
Treasurer and Chief      1993  192,875   74,000                     13,000          12,843
Financial Officer

William N. Cantrell      1995  145,250   42,000   43,126             6,000          10,143
Vice President-          1994  129,917   50,000                      4,600           8,902
Energy Supply            1993  121,500   28,000                      4,600           8,204

_________________

(1)  Participants in the company car program received a one-time cash payment in connection with its elimination in 1995. The amount set forth includes this payment, which in the case of the named executive officers was $40,890.
(2)  Limited stock appreciation rights were awarded in tandem with options granted. See Footnote
     (2) under "Option/SAR Grants In Last Fiscal Year" on page 41.
(3)  The reported amounts for 1995 consist of $924 of premiums paid by the company to the Executive
     Supplemental Life Insurance Plan for each of the named executive officers, with the balance in each case being employer contributions under the TECO Energy Group Retirement Savings Plan and
     Retirement Savings Excess Benefit Plan.
(4)  Includes compensation for services as an officer of TECO Energy.
(5)  Prior to July 19, 1994, Mr. Surgenor served as Vice President-Human Resources.

TECO Energy and its subsidiaries, including the company. Information for 1995 with respect to stock options and stock appreciation rights granted or exercised by the executive officers named in the
"Summary Compensation Table" is set forth in the following two tables.

                                 Option/SAR Grants In Last Fiscal Year
                                            Individual Grants
                      Number of     % of Total
                       Shares     Options/SARs     Exercise                      Grant
                     Underlying    Granted To      or Base                       Date
                    Options/SARs  Employees In      Price         Expiration    Present
Name              Granted(#)(1)(2) Fiscal Year     Per Share          Date      Value(3)
Timothy L. Guzzle      60,000        12.29%         $20.75           4/03/05   $236,799
Keith S. Surgenor      25,000         5.12%         $20.75           4/03/05   $ 98,666
Roger H. Kessel        17,000         3.48%         $20.75           4/03/05   $ 67,093
Alan D. Oak            17,000         3.48%         $20.75           4/03/05   $ 67,093
William N. Cantrell     6,000         1.23%         $20.75           4/03/05   $ 23,680
_________________

(1) The options are exercisable beginning on the date of grant, April 3, 1995.
(2) An equal number of stock appreciation rights which can only be exercised during limited periods following a change in control of TECO Energy ( LSAR s) were awarded in tandem with the options granted in 1995. Upon exercise of an LSAR, the holder is entitled to an amount based upon the highest price paid or offered for TECO Energy Common Stock during the 30-day period preceding a change in control of TECO Energy, as defined under "Employment and Severance Agreements" below.
    The exercise of an option or an LSAR results in a corresponding reduction in the other.
(3) The values shown are based on the Black-Scholes valuation model and are stated in current annualized dollars on a present value basis. The key assumptions used for purposes of this calculation include the following: (a) a 7.5% discount rate; (b) a volatility factor based upon the average trading price for the 36-month period ending Dec. 31, 1994; (c) a dividend factor based upon the 3-year average dividend paid by TECO Energy for the period ending Dec. 31, 1994;
    (d) the 10-year option term; and (e) the closing price of TECO Energy's Common Stock on Dec. 31,
    1994.  The present value of the options reported has been calculated by multiplying $20.75, the share price on the date of grant, by 0.1902, the Black-Scholes valuation factor, and by the number of shares underlying the options granted.  The actual value an executive may realize will depend upon the extent to which the stock price exceeds the exercise price on the date the option is exercised.  Accordingly, the value, if any, realized by an executive will not necessarily be the value determined by the Black-Scholes model.

           Aggregated Option/SAR Exercises In Last Fiscal Year and
                       Fiscal Year-End Option/SAR Value

                                            Number of
                                              Shares         Value of
                                            Underlying     Unexercised
                                           Unexercised    In-The-Money
                                          Options/SARs    Options/SARs
                                        at Year-End(#)     at Year-End
                                  Value
             Shares Acquired   Realized   Exercisable/    Exercisable/
Name          On Exercise(#)       ($)   Unexercisable   Unexercisable

Timothy L. Guzzle          0          0      220,000/0    $1,210,000/0
Keith S. Surgenor          0          0       91,000/0       603,563/0
Roger H. Kessel            0          0      137,000/0     1,127,248/0
Alan D. Oak                0          0       69,000/0       381,220/0
William N. Cantrell        0          0       57,600/0       586,225/0


                                Pension Table

     The following table shows estimated annual benefits payable under the company's pension plan arrangements for the named executive officers other than Messrs. Guzzle and Kessel.

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

     The annual benefits payable to each of the named executive officers are equal to a stated percentage of such officer s average earnings for the three years before his retirement multiplied by his number of years of service, up to a stated maximum. The amounts shown in the table are based on 3% of such earnings and a maximum of 20 years of service. The amounts payable to Mr. Guzzle are based on 6% of earnings and a maximum of 10 years of service, and the amounts payable to Mr. Kessel are based on 5% of earnings and a maximum of 9 years of service.

     The earnings covered by the pension plan arrangements are the same as those reported as salary and bonus in the summary compensation table above. Years of service for the named executive officers are as follows: Mr. Guzzle (8 years), Mr. Surgenor (7 years), Mr. Kessel (6 years), Mr. Oak (22 years) and Mr. Cantrell (20 years). The pension benefit is computed as a straight-life annuity commencing at age 62 and is reduced by an officer s Social Security benefits. The pension plan arrangements also provide death benefits to the surviving spouse of an officer equal to 50% of the benefit payable to the officer. If the officer dies during employment before reaching age 62, the benefit is based on the officer's service as if his employment had continued until age 62. The death benefit is payable for the life of the spouse. If Mr. Guzzle's employment is terminated by TECO Energy without cause or by Mr. Guzzle for good reason (as such terms are defined in Mr. Guzzle's employment agreement referred to below), his age and service for purposes of determining benefits under the pension plan arrangements are increased by two years.

Employment and Severance Agreements

     TECO Energy has severance agreements with the named executive officers of the company, under which payments will be made under certain circumstances following a change in control of TECO Energy. A change in control means in general the acquisition by any person of 30% or more of the common stock of TECO Energy, the change in a majority of the directors
o r the approval by the TECO Energy shareholders of a merger or consolidation of TECO Energy in which TECO Energy s shareholders do not have majority voting power in the surviving entity or of the liquidation or sale of the assets of TECO Energy. Each of these officers is required, subject to the terms of the severance agreements, to remain in the employ of TECO Energy or its subsidiaries for one year following a potential change in control (as defined) unless a change in control earlier occurs. The severance agreements provide that in the event employment is terminated by the company or TECO Energy without cause (as defined) or by one of these officers for good reason (as defined) following a change in control, TECO Energy will make a lump sum severance payment to the officer of three times (two times in the case of Mr. Cantrell) annual salary and bonus. Upon such termination, the severance agreements also provide for: (i) a cash payment equal to the additional retirement benefit which would have been earned under TECO Energy's retirement plans if employment had continued for three years (two years in the case of Mr. Cantrell) following the date of termination, and (ii) participation in the life, disability, accident and health insurance plans of TECO Energy for such period except to the extent such benefits are provided by a subsequent employer. In addition, Messrs. Guzzle, Surgenor, Kessel and Oak will receive a payment to compensate for the additional taxes, if any, payable on the benefits received under the severance agreements and any other benefits contingent on a change in control as a result of the application of the excise tax associated with
Section 280G of the Internal Revenue Code.
     Any benefit payable to Mr. Cantrell in connection with a change in control or termination of employment will be reduced to the extent that such payment, taking into account any other compensation provided by TECO Energy, would not be deductible by TECO Energy pursuant to Section 280G of the Internal Revenue Code of 1986.
     TECO Energy has an employment agreement with Mr. Guzzle providing that if his employment is terminated by TECO Energy without cause or by Mr. Guzzle for good reason, he will receive benefits similar to those provided under the severance agreements described above based upon a level of two times annual salary and bonus and a two-year benefit continuation period. Consistent with his employment agreement, Mr. Guzzle's 1995 option grant provides for a two-year exercise extension period in the event of such a termination. TECO Energy also has an agreement with Mr. Kessel providing for a minimum base salary of $189,000 and salary continuation payments for one year in the event of termination by TECO Energy without cause.

Compensation of Directors

     Directors of TECO Energy and the company who are not employees or former employees of the company, TECO Energy or any of its subsidiaries are paid a combined annual retainer of $27,000 and a fee of $750 for attendance at each meeting of the Board of TECO Energy, $750 for each meeting of the Board of the company and $1,000 for attendance at each meeting of a Committee of the Board on which they serve. Directors may elect to defer these amounts with earnings credited at either the 90-day U.S. Treasury bill  rate  or  a  rate  equal  to the total return on TECO Energy's common stock.
     TECO Energy has an agreement with Mr. Culbreath under which he will provide consulting services to TECO Energy through December 31, 2000 for compensation at a rate of $175,000 per year. Mr. Culbreath served as Chief Executive Officer of TECO Energy until April 1989 and retired as an employee in April 1990 at which time the consulting relationship commenced. The agreement provides a severance benefit (in the event of termination of Mr. Culbreath s consultancy following a change in control of TECO Energy) equal to the total compensation that would have been payable over the remaining term of the agreement. This benefit is payable under the same circumstances as the benefits described under "Executive Compensation Employment and Severance Agreements" above and will be reduced to the extent that such benefit, taking into account any other compensation provided by TECO Energy, would not be deductible by TECO Energy pursuant to
Section 280G of the Internal Revenue Code.

     1991 Director Stock Option Plan. TECO Energy has a Director Stock Option Plan in which all non-employee directors of the company and TECO Energy participate. The plan provides automatic annual grants of options to purchase shares of TECO Energy common stock to each non-employee director serving on the TECO Energy Board at the time of grant. The exercise price is the fair market value of the common stock on the date of grant, payable in whole or in part in cash or TECO Energy common stock. The plan provides for an initial grant of options for 10,000 shares for each new director and an annual grant of options for 2,000 shares for each continuing director. Grants are made on the first trading day of TECO Energy common stock after e a ch TECO Energy annual meeting of shareholders. The options are exercisable immediately and expire ten years after grant or earlier as provided in the plan following termination of service on the Board.

     Directors' Retirement Plan. All directors who have completed 60 months of service as a director of TECO Energy and who are not employees or former employees of TECO Energy or any of its subsidiaries are eligible to participate in a Directors' Retirement Plan. Under this plan, a retired director or his or her surviving spouse will receive a monthly retirement benefit at the rate of $20,000 per year. Such payments will continue for the lesser of the number of months the director served as a director or 120 months, but payments will in any event cease upon the death of the director or, if the director's spouse survives the director, the death of the spouse.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     All outstanding shares of Tampa Electric's common stock are owned by TECO Energy. As of Jan. 31, 1996, none of the directors or executive officers of Tampa Electric or TECO Energy owned any shares of the preferred stock of Tampa Electric.

     The following table sets forth the shares of TECO Energy common stock beneficially owned as of Jan. 31, 1996 by directors and nominees, the executive officers named in the summary compensation table and Tampa Electric's directors and executive officers as a group. Except as otherwise noted, such persons have sole investment and voting power over the shares. The number of shares of TECO Energy's common stock beneficially owned by any director or executive officer or by all directors and executive officers as a group does not exceed 1% of such shares outstanding at Jan. 31, 1996.

   Name                                      Shares (1)
   Girard F. Anderson                        144,368(2)(3)
   DuBose Ausley                              21,527
   Sara L. Baldwin                            20,918(4)
   Hugh L. Culbreath                          75,825(5)
   James L. Ferman, Jr.                       26,185(6)
   Edward L. Flom                             20,784(7)
   Henry R. Guild, Jr.                       121,604(8)
   Timothy L. Guzzle                         243,756(2)(9)
   Dennis R. Hendrix                           2,500
   Robert L. Ryan                             20,000(10)
   William P. Sovey                            1,000
   J. Thomas Touchton                         22,000(11)
   John A. Urquhart                           19,452(12)
   James O. Welch, Jr.                        26,600(13)
   Keith S. Surgenor                         102,429(2)(14)
   Roger H. Kessel                           138,975(2)
   Alan D. Oak                                98,723(2)(15)
   William N. Cantrell                        78,317(2)(16)
   23 directors and executive
    officers as a group (including
    those named above)                       1,226,373(2)(17)
   __________________
 (1) The amounts listed include the following shares that are subject to options granted under TECO Energy s stock option plans: Mr. Anderson, 112,000 shares; Mr. Ausley, 16,000 shares; Mrs. Baldwin and Messrs. Culbreath, Ferman, Flom, Guild, Ryan, Touchton and Welch, 18,000 shares each; Mr. Guzzle, 140,000 shares; Mr. Urquhart, 15,200 shares; Mr. Surgenor, 77,000 shares; Mr. Kessel, 137,000 shares; Mr. Oak, 69,000 shares; Mr. Cantrell, 57,600 shares; and all directors and executive officers as a group, 833,300 shares. (2) The amounts listed include the following shares that are held by benefit plans of TECO Energy for an officer s account: Mr. Guzzle, 1,756 shares; Mr. Anderson, 8,448 shares; Mr. Surgenor, 2,332 shares; Mr. Kessel, 1,975 shares; Mr. Oak, 9,593 shares; Mr. Cantrell, 6,709 shares; and all directors and executive officers as a group, 44,585 shares.
 (3) Includes 800 shares owned by Mr. Anderson s wife, as to which shares he disclaims any beneficial interest.
 (4) Includes 350 shares held by a trust of which Mrs. Baldwin is a trustee.

 (5) Includes 8,000 shares owned by Mr. Culbreath s wife, as to which shares he disclaims any beneficial interest.
 (6) Includes 2,584 shares owned jointly by Mr. Ferman and his wife. Also includes 881 shares owned by Mr. Ferman s wife, as to which shares he disclaims any beneficial interest.
 (7) Includes 1,596 shares owned by Mr. Flom s wife, as to which shares he disclaims any beneficial interest.
 (8) Includes 101,204 shares held by trusts of which Mr. Guild is a trustee. Of these shares, 49,825 are held for the benefit of Mr. Culbreath and are also included in the number of shares beneficially owned by him.
 (9) Includes 20,000 shares owned by a Revocable Living Trust of which Mr. Guzzle is a trustee.
(10)  Includes 2,000 shares owned jointly by Mr. Ryan and his wife.
(11) Includes 4,000 shares owned by a Revocable Living Trust of which Mr. Touchton is the sole trustee.
(12) Includes 1,000 shares owned by Mr. Urquhart's wife, as to which shares he disclaims any beneficial interest.
(13) Includes 2,000 shares owned by a charitable foundation of which Mr. Welch is a trustee.
(14)  Includes 8,996 shares owned jointly by Mr. Surgenor and his wife.
(15) Includes 20,130 shares owned by a Revocable Living Trust of which Mr. Oak s wife is the sole trustee.
(16) Includes 9,600 shares owned jointly by Mr. Cantrell and his wife, and 4,408 shares held by a trust of which Mr. Cantrell is trustee.
(17) Includes a total of 23,180 shares owned jointly with spouses and 1,169 shares owned jointly with parent and sibling. Also includes a total of 12,277 shares owned by spouses, as to which shares beneficial interest is disclaimed.


Item 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Macfarlane, Ausley, Ferguson & McMullen, of which Mr. Ausley is the chairman, rendered legal services to TECO Energy and its subsidiaries during 1995.

   In addition, reference is made to Note I on page 34.

                                  PART IV

Item 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
                8-K.

(a)  1. Financial Statements - See index on page 20.
     2. Financial Statement Schedules - See index on page 20.
     3. Exhibits
         *3.1 Articles of Incorporation (Exhibit 3.1 to Registration Statement No. 2-70653).
         *3.2 Bylaws, as amended, effective July 18, 1995 (Exhibit 3, Form 10-Q for the quarter ended June 30, 1995 of Tampa Electric Company).
         *4.1 Indenture of Mortgage among Tampa Electric Company, State Street Trust Company and First Savings & Trust Company of T a mpa, dated as of Aug. 1, 1946 (Exhibit 7-A to Registration Statement No. 2-6693).
         *4.2 Ninth Supplemental Indenture, dated as of April 1, 1966, to Exhibit 4.1 (Exhibit 4-k, Registration Statement No. 2-28417).
         *4.3 Thirteenth Supplemental Indenture, dated as of Jan. 1, 1 9 7 4, to Exhibit 4.1 (Exhibit 2-g-l, Registration Statement No. 2-51204).
         *4.4   Sixteenth  Supplemental  Indenture,  dated  as of Oct. 30,
                1992, to Exhibit 4.1 (Exhibit 4.1, Form 10-Q for the quarter ended Sept. 30, 1992 of Tampa Electric Company).
         *4.5 Eighteenth Supplemental Indenture, dated as of May 1, 1993, to Exhibit 4.1 (Exhibit 4.1, Form 10-Q for the quarter ended June 30, 1993).
         *4.6 Installment Purchase and Security Contract between the Hillsborough County Industrial Development Authority and Tampa Electric Company, dated as of March 1, 1972 (Exhibit 4.9, Form 10-K for 1986 of Tampa Electric Company).
         *4.7 First Supplemental Installment Purchase and Security Contract, dated as of Dec. 1, 1974 (Exhibit 4.10, Form 10-K for 1986 of Tampa Electric Company).
         *4.8 Third Supplemental Installment Purchase Contract, dated as of May 1, 1976 (Exhibit 4.12, Form 10-K for 1986 of Tampa Electric Company).
         *4.9 Installment Purchase Contract between the Hillsborough County Industrial Development Authority and Tampa Electric Company, dated as of Aug. 1, 1981 (Exhibit 4.13, Form 10-K for 1986 of Tampa Electric Company).
         *4.10 Amendment to Exhibit A of Installment Purchase Contract, dated as of April 7, 1983 (Exhibit 4.14, Form 10-K for 1989 of Tampa Electric Company).
         *4.11 Second Supplemental Installment Purchase Contract, dated as of June 1, 1983 (Exhibit 4.11, Form 10-K for 1994 of Tampa Electric Company).
         *4.12 Third Supplemental Installment Purchase Contract, dated as of Aug. 1, 1989 (Exhibit 4.16, Form 10-K for 1989 of Tampa Electric Company).
         *4.13 Installment Purchase Contract between the Hillsborough County Industrial Development Authority and Tampa Electric Company, dated as of Jan. 31, 1984 (Exhibit 4.13, Form 10-K for 1993 of Tampa Electric Company).
         *4.14 First Supplemental Installment Purchase Contract, dated as of Aug. 2, 1984 (Exhibit 4.14, Form 10-K for 1994 of Tampa Electric Company).

         *4.15 Second Supplemental Installment Purchase Contract, dated as of July 1, 1993 (Exhibit 4.3, Form 10-Q for the quarter ended June 30, 1993).
         *4.16 Loan and Trust Agreement among the Hillsborough County Industrial Development Authority, Tampa Electric Company and NCNB National Bank of Florida, dated as of Sept. 24, 1990 (Exhibit 4.1, Form 10-Q for the quarter ended Sept. 30, 1990 of Tampa Electric Company).
         *4.17 Loan and Trust Agreement, dated as of Oct. 26, 1992 among the Hillsborough County Industrial Development Authority, Tampa Electric Company and NationsBank of Florida, N.A., as trustee (Exhibit 4.2, Form 10-Q for the quarter ended Sept. 30, 1992 of Tampa Electric Company).
         *4.18 Loan and Trust Agreement, dated as of June 23, 1993, among the Hillsborough County Industrial Development Authority, Tampa Electric Company and NationsBank of Florida, N.A., as trustee (Exhibit 4.2, Form 10-Q for the quarter ended June 30, 1993 of Tampa Electric Company).
         *10.1 1980 Stock Option and Appreciation Rights Plan, as amended on July 18, 1989 (Exhibit 28.1, Form 10-Q for the quarter ended June 30, 1989 of TECO Energy, Inc.).
         *10.2 Directors' Retirement Plan, as amended effective July 1, 1995 (Exhibit 10.1, Form 10-Q for the quarter ended June 30, 1995 of Tampa Electric Company).
         *10.3 TECO Energy Group Supplemental Executive Retirement Plan, as amended on July 18, 1989 (Exhibit 10.14, Form 10-K for 1989 of Tampa Electric Company), as further amended by the F i r st Amendment to TECO Energy Group Supplemental Executive Retirement Plan, effective as of Oct. 1, 1994 (Exhibit 10.3, Form 10-K for 1994 of Tampa Electric Company).
         *10.4 TECO Energy, Inc. Group Supplemental Retirement Benefits Trust Agreement Amendment and Restatement, effective July 17, 1995 (Exhibit 10.2, Form 10-Q for the quarter ended June 30, 1995 of Tampa Electric Company).
         *10.5 Annual Incentive Compensation Plan for TECO Energy and subsidiaries, as revised January 1993 (Exhibit 10.2, Form 10-Q for the quarter ended March 31, 1994 of Tampa Electric Company).
         *10.6 TECO Energy, Inc. Group Supplemental Disability Income Plan, dated as of March 20, 1989 (Exhibit 10.19, Form 10-K for 1988 of Tampa Electric Company).
          10.7 Forms of Severance Agreements between TECO Energy, Inc. and certain senior executives, as amended and restated as of March 20, 1996.
         *10.8 TECO Energy, Inc. 1990 Equity Incentive Plan (Exhibit 10.1, Form 10-Q for the quarter ended March 31, 1990 of TECO Energy, Inc.).
         *10.9 TECO Energy, Inc. 1991 Director Stock Option Plan as amended on Jan. 21, 1992 (Exhibit 10.20, Form 10-K for 1991 of Tampa Electric Company).
         *10.10 Supplemental Executive Retirement Plan for T.L. Guzzle, as amended on July 20, 1993 (Exhibit 10.1, Form 10-Q for the quarter ended Sept. 30, 1993 of Tampa Electric Company), as further amended by the First Amendment to TECO Energy Group Supplemental Executive Retirement Plan for T.L. Guzzle, effective as of Oct. 1, 1994 (Exhibit 10.10, Form 10-K for 1994 of Tampa Electric Company).

         *10.11 Terms  of  R.  H. Kessel's Employment, dated as of Dec. 1,
                1989  (Exhibit  10.20,  Form 10-K for 1989 of TECO Energy,
                Inc.).
         *10.12 Supplemental Executive Retirement Plan for R.H. Kessel, dated as of Dec. 4, 1989 (Exhibit 10.16, Form 10-K for 1989 of TECO Energy, Inc.), as amended by the First Amendment to TECO Energy Group Supplemental Executive Retirement Plan for R.H. Kessel, effective as of Oct. 1, 1994 (Exhibit 10.12, Form 10-K for 1994 of Tampa Electric Company).
         *10.13 Supplemental Executive Retirement Plan for H.L. Culbreath, as amended on April 27, 1989 (Exhibit 10.14, Form 10-K for 1989 of TECO Energy, Inc.).
         *10.14 Supplemental Executive Retirement Plan for A.D. Oak, as amended on July 20, 1993 (Exhibit 10.2, Form 10-Q for the quarter ended Sept. 30, 1993 of Tampa Electric Company), as further amended by the First Amendment to TECO Energy Group Supplemental Executive Retirement Plan for A.D. Oak, effective as of Oct. 1, 1994 (Exhibit 10.14, Form 10-K for 1994 of Tampa Electric Company).
         *10.15 Supplemental Executive Retirement Plan for K.S. Surgenor, as amended on July 20, 1993 (Exhibit 10.3, Form 10-Q for the quarter ended Sept. 30, 1993 of Tampa Electric Company), as further amended by the First Amendment to TECO Energy Group Supplemental Executive Retirement Plan for K.S. Surgenor, effective as of Oct 1, 1994 (Exhibit 10.15, Form 10-K for 1994 of Tampa Electric Company).
         *10.16 Terms  of  T.L.  Guzzle's employment, dated as of July 20,
                1993 (Exhibit 10, Form 10-Q for the quarter ended June 30, 1993 of Tampa Electric Company).
         *10.17 Supplemental  Executive  Retirement Plan for G.F. Anderson
                (Exhibit 10.4, Form 10-Q for the quarter ended Sept. 30, 1993 of Tampa Electric Company), as amended by the First Amendment to TECO Energy Group Supplemental Executive Retirement Plan for G.F. Anderson, effective as of Oct. 1, 1994 (Exhibit 10.17, Form 10-K for 1994 of Tampa Electric Company).
         *10.18 TECO Energy Directors' Deferred Compensation Plan, as amended and restated effective April 1, 1994 (Exhibit 10.1, Form 10-Q for the quarter ended March 31, 1994 of Tampa Electric Company).
         *10.19 TECO Energy, Inc. Annual Incentive Compensation Plan, revised January 1993 (Exhibit 10.2, Form 10-Q for the quarter ended March 31, 1994 of Tampa Electric Company.
         *10.20 TECO Energy Group Retirement Savings Excess Benefit Plan, as amended and restated effective Aug. 1, 1994 (Exhibit 10.20, Form 10-K for 1994 of Tampa Electric Company).
         *10.21 Severance  Agreement  between  TECO Energy, Inc. and H. L.
                Culbreath, dated as of April 28, 1989 (Exhibit 10.24, Form 10-K for 1989 of TECO Energy, Inc.).
         *10.22 Supplemental Executive Retirement Plan for R.A. Dunn, dated as of July 17, 1995 (Exhibit 10.3, Form 10-Q for the quarter ended June 30, 1995 of Tampa Electric Company).
          12.   Ratio of earnings to fixed charges.
          23.   Consent of Independent Accountants.
          24.1  Power of Attorney.
          24.2 C e r tified copy of resolution authorizing Power of Attorney.
          27.   Financial Data Schedule (EDGAR filing only)

         _____________
         * Indicates exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference. Exhibits filed with periodic reports of Tampa Electric Company and TECO Energy, Inc. were filed under Commission File Nos. 1-5007 and 1-8180, respectively.

     Executive Compensation Plans and Arrangements
     Exhibits 10.1 through 10.22 above are management contracts or compensatory plans or arrangements in which executive officers or directors of TECO Energy, Inc. and its subsidiaries participate.

(b) The company filed no reports on Form 8-K during the last quarter of 1995.

     The registrant filed a Current Report on Form 8-K dated Jan. 4, 1996 reporting under "Item 5. Other Events" on a proposed agency action by the FPSC relating to the deferral in 1996 of revenues under certain circumstances.

     The registrant filed a Current Report on Form 8-K dated Feb. 13, 1996 reporting under "Item 5. Other Events" on the filings with the FPSC by the Office of Public Counsel and the Florida Industrial Power Users Group, which protest the FPSC s order of proposed agency action on the deferral in 1996 of revenues under certain circumstances.

     The registrant filed a Current Report on Form 8-K dated March 25, 1996 reporting under "Item 5. Other Events" the agreement among the registrant, the Office of Public Counsel and the Florida Industrial Power Users Group on a multi-year base rate freeze, revenue deferral and refund plan for the registrant.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of March, 1996.

                               TAMPA ELECTRIC COMPANY
                               By  T. L. GUZZLE*
                                   T.  L. GUZZLE, Chairman of the Board and
                                   Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 28, 1996:

     Signature               Title

  T. L. GUZZLE*        Chairman of the Board,
  T. L. GUZZLE         Director and Chief Executive
                       Officer (Principal Executive
                       Officer)

  A. D. OAK*           Vice President, Treasurer
  A. D. OAK            and Chief Financial Officer
                       (Principal Financial Officer)

  /s/ W. L. GRIFFIN    Vice President-Controller
  W. L. GRIFFIN        (Principal Accounting Officer)

  G. F. ANDERSON*      Director
  G. F. ANDERSON

  C. D. AUSLEY*        Director
  C. D. AUSLEY

  S. L. BALDWIN*       Director
  S. L. BALDWIN

  H. L. CULBREATH*     Director
  H. L. CULBREATH

  J. L. FERMAN, JR.*   Director
  J. L. FERMAN, JR.

  E. L. FLOM*          Director
  E. L. FLOM
  H. R. GUILD, JR.*    Director
  H. R. GUILD, JR.

  D. R. HENDRIX*       Director
  D. R. HENDRIX

  R. L. RYAN*          Director
  R. L. RYAN

  W. P. SOVEY*         Director
  W. P. SOVEY

  J. T. TOUCHTON*      Director
  J. T. TOUCHTON

  J. A. URQUHART*      Director
  J. A. URQUHART

  J. O. WELCH, JR.*    Director
  J. O. WELCH, JR.

  *By: /s/ W. L. GRIFFIN
      W. L. GRIFFIN, Attorney-in-fact

                             INDEX TO EXHIBITS


Exhibit                                                                Page
  No.  Description                                                      No.

3.1    Articles of Incorporation (Exhibit 3.1 to                          *
       Registration Statement No. 2-70653).
3.2    Bylaws, as amended, effective July 18, 1995                        *
       (Exhibit 3, Form 10-Q for the quarter ended June 30,
       1995 of Tampa Electric Company).
4.1    Indenture of Mortgage among Tampa Electric                         *
       Company, State Street Trust Company and First Savings & Trust Company of Tampa, dated as of Aug. 1, 1946
       (Exhibit 7-A to Registration Statement No. 2-6693).
4.2    Ninth Supplemental Indenture, dated as of                          *
       April 1, 1966, to Exhibit 4.1 (Exhibit 4-k,
       Registration Statement No. 2-28417).
4.3    Thirteenth Supplemental Indenture, dated as of                     *
       Jan. 1, 1974, to Exhibit 4.1 (Exhibit 2-g-l,
       Registration Statement No. 2-51204).
4.4    Sixteenth Supplemental Indenture, dated as of                      *
       Oct. 30, 1992, to Exhibit 4.1 (Exhibit 4.1,
       Form 10-Q for the quarter ended Sept. 30, 1992
       of Tampa Electric Company).
4.5    Eighteenth Supplemental Indenture, dated as of May 1,              *
       1993, to Exhibit 4.1 (Exhibit 4.1, Form 10-Q for the
       quarter ended June 30, 1993).
4.6    Installment Purchase and Security Contract                         *
       between and the Hillsborough County Industrial
       Development Authority and Tampa Electric Company,
       dated as of March 1, 1972 (Exhibit 4.9, Form 10-K
       for 1986 of Tampa Electric Company).
4.7    First Supplemental Installment Purchase and                        *
       Security Contract, dated as of Dec. 1, 1974
       (Exhibit 4.10, Form 10-K for 1986 of
       Tampa Electric Company).
4.8    Third Supplemental Installment Purchase Contract,                  *
       dated as of May 1, 1976 (Exhibit 4.12, Form 10-K
       for 1986 of Tampa Electric Company).
4.9    Installment Purchase Contract between the                          *
       Hillsborough County Industrial Development
       Authority and Tampa Electric Company, dated
       as of Aug. 1, 1981 (Exhibit 4.13, Form 10-K for
       1986 of Tampa Electric Company).
4.10   Amendment to Exhibit A of Installment Purchase                     *
       Contract, dated as of April 7, 1983 (Exhibit 4.14,
       Form 10-K for 1989 of Tampa Electric Company).
4.11   Second Supplemental Installment Purchase Contract,                 *
       dated as of June 1, 1983 (Exhibit 4.11, Form 10-K for 1994 of
       Tampa Electric Company).
4.12   Third Supplemental Installment Purchase Contract,                  *
       dated as of Aug. 1, 1989 (Exhibit 4.16, Form 10-K for 1989 of Tampa Electric Company).

4.13   Installment Purchase Contract between the                          *
       Hillsborough County Industrial Development
       Authority and Tampa Electric Company, dated
       as of Jan. 31, 1984 (Exhibit 4.13, Form 10-K
       for 1993 of Tampa Electric Company).
4.14   First Supplemental Installment Purchase Contract,                  *
       dated as of Aug. 2, 1984 (Exhibit 4.14, Form 10-K for 1994 of
       Tampa Electric Company).
4.15   Second Supplemental Installment Purchase Contract,                 *
       dated as of July 1, 1993 (Exhibit 4.3, Form 10-Q
       for the quarter ended June 30, 1993).
4.16   Loan and Trust Agreement among the Hillsborough                    *
       County Industrial Development Authority,
       Tampa Electric Company and NCNB National
       Bank of Florida, dated as of Sept. 24, 1990
       (Exhibit 4.1, Form 10-Q for the quarter ended
       Sept. 30, 1990 of Tampa Electric Company).
4.17   Loan and Trust Agreement, dated as of                              *
       Oct. 26, 1992 among the Hillsborough County
       Industrial Development Authority, Tampa Electric
       Company and NationsBank of Florida, N.A., as
       trustee (Exhibit 4.2, Form 10-Q for the quarter
       ended Sept. 30, 1992 of Tampa Electric Company).
4.18   Loan and Trust Agreement, dated as of June 23,                     *
       1993, among the Hillsborough County Industrial Development Authority, Tampa Electric Company and NationsBank of Florida,
       N.A., as trustee (Exhibit 4.2, Form 10-Q for the quarter
       ended June 30, 1993 of Tampa Electric Company).
10.1   1980 Stock Option and Appreciation Rights Plan,                    *
       as amended on July 18, 1989 (Exhibit 28.1,
       Form 10-Q for the quarter ended June 30, 1989 of
       TECO Energy, Inc.).
10.2   Directors' Retirement Plan, as amended effective                   *
       July 1, 1995 (Exhibit 10.1, Form 10-Q for the quarter ended
       June 30, 1995 of Tampa Electric Company).
10.3   TECO Energy Group Supplemental Executive Retirement Plan,          *
       as amended on July 18, 1989 (Exhibit 10.14, Form 10-K for
       1989 of Tampa Electric Company), as further amended by the
       First Amendment to TECO Energy Group Supplemental Executive Retirement Plan, effective as of Oct. 1, 1994 (Exhibit 10.3,
       Form 10-K for 1994 of Tampa Electric Company).
10.4   TECO Energy, Inc. Group Supplemental Retirement                    *
       Benefits Trust Agreement Amendment and Restatement, effective
       July 17, 1995 (Exhibit 10.2, Form 10-Q for the quarter ended
       June 30, 1995 of Tampa Electric Company).
10.5   Annual Incentive Compensation Plan for TECO Energy and             *
       subsidiaries, as revised January 1993 (Exhibit 10.2, Form
       10-Q for the quarter ended March 31, 1994 of Tampa Electric
       Company).
10.6   TECO Energy, Inc. Group Supplemental Disability                    *
       Income Plan, dated as of March 20, 1989 (Exhibit 10.19, Form
       10-K for 1988 of Tampa Electric Company).

10.7   Forms of Severance Agreements between TECO Energy, Inc.           58
       and certain senior executives, as amended and restated as of
       March 20, 1996.
10.8   TECO Energy, Inc. 1990 Equity Incentive Plan                       *
       (Exhibit 10.1, Form 10-Q for the quarter ended March 31, 1990 of TECO Energy, Inc.).
10.9   TECO Energy, Inc. 1991 Director Stock Option Plan                  *
       as amended on Jan. 21, 1992 (Exhibit 10.20, Form 10-K for
       1991 of Tampa Electric Company).
10.10  Supplemental Executive Retirement Plan for                         *
       T.L. Guzzle, as amended on July 20, 1993 (Exhibit 10.1, Form
       10-Q for the quarter ended Sept. 30, 1993 of Tampa Electric Company), as further amended by the First Amendment to TECO
       Energy Group Supplemental Executive Retirement Plan for T.L.
       Guzzle, effective as of Oct. 1, 1994 (Exhibit 10.10, Form 10-
       K for 1994 of Tampa Electric Company).
10.11  Terms of R. H. Kessel's Employment, dated as of                    *
       Dec. 1, 1989 (Exhibit 10.20, Form 10-K for 1989 of TECO
       Energy, Inc.).
10.12  Supplemental Executive Retirement Plan for                         *
       R.H. Kessel, dated as of Dec. 4, 1989 (Exhibit 10.16, Form
       10-K for 1989 of TECO Energy, Inc.), as amended by the First Amendment to TECO Energy Group Supplemental Executive
       Retirement Plan for R.H. Kessel, effective as of Oct. 1, 1994 (Exhibit 10.12, Form 10-K for 1994 of Tampa Electric
       Company).
10.13  Supplemental Executive Retirement Plan for                         *
       H.L. Culbreath, as amended on April 27, 1989 (Exhibit 10.14,
       Form 10-K for 1989 of TECO Energy, Inc.).
10.14  Supplemental Executive Retirement Plan for                         *
       A.D. Oak, as amended on July 20, 1993 (Exhibit 10.2, Form 10-
       Q for the quarter ended Sept. 30, 1993 of Tampa Electric
       Company), as further amended by the First Amendment to TECO
       Energy Group Supplemental Executive Retirement Plan for A. D.
       Oak, effective as of Oct. 1, 1994 (Exhibit 10.14, Form 10-K for 1994 of Tampa Electric Company).
10.15  Supplemental Executive Retirement Plan for                         *
       K.S. Surgenor, as amended on July 20, 1993 (Exhibit 10.3,
       Form 10-Q for the quarter ended Sept. 30, 1993 of Tampa
       Electric Company), as further amended by the First Amendment to TECO Energy Group Supplemental Executive Retirement Plan
       for K.S. Surgenor, effective as of Oct. 1, 1994 (Exhibit
       10.15, Form 10-K for 1994 of Tampa Electric Company).
10.16  Terms of T.L. Guzzle's employment, dated                           *
       as of July 20, 1993 (Exhibit 10, Form 10-Q for the quarter ended June 30, 1993 of Tampa Electric Company).
10.17  Supplemental Executive Retirement Plan for                         *
       G.F. Anderson (Exhibit 10.4, Form 10-Q for the quarter ended
       Sept. 30, 1993 of Tampa Electric Company), as amended by the
       First Amendment to TECO Energy Group Supplemental Executive Retirement Plan for G.F. Anderson, effective as of Oct. 1,
       1994 (Exhibit 10.17, Form 10-K for 1994 of Tampa Electric
       Company).

10.18  TECO Energy Directors' Deferred Compensation Plan,                 *
       as amended and restated effective April 1, 1994
       (Exhibit 10.1, Form 10-Q for the quarter ended March 31,
       1994 of Tampa Electric Company).
10.19  TECO Energy, Inc. Annual Incentive Compensation Plan,              *
       revised January 1993 (Exhibit 10.2, Form 10-Q for the
       quarter ended March 31, 1994 of Tampa Electric Company).
10.20  TECO Energy Group Retirement Savings Excess Benefit                *
       Plan, as amended and restated effective Aug. 1, 1994 (Exhibit
       10.20, Form 10-K for 1994 of Tampa Electric Company).
10.21  Severance Agreement between TECO Energy, Inc. and                  *
       H.L. Culbreath, dated as of April 28, 1989 (Exhibit
       10.24, Form 10-K for 1989 of TECO Energy, Inc.).
10.22  Supplemental Executive Retirement Plan for R.A. Dunn,              *
       dated as of July 17, 1995 (Exhibit 10.3, Form 10-Q for the quarter ended June 30, 1995 of Tampa Electric Company).
12.    Ratio of earnings to fixed charges.                               95
23.    Consent of Independent Accountants.                               96
24.1   Power of Attorney.                                                97
24.2   Certified copy of resolution authorizing Power                    99
       of Attorney.
27.    Financial Data Schedule (EDGAR filing only)
_____________

* Indicates exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference. Exhibits filed with periodic reports of Tampa Electric Company and TECO Energy, Inc. were filed under Commission File Nos. 1-5007 and 1-8180, respectively.