Form 10-Q
period 1996-03-31
TAMPA ELECTRIC CO
filed 1996-05-14
CIK 96271

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                                  FORM 10-Q

(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           March 31, 1996

                                      OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to


Commission File Number 1-5007


                            TAMPA ELECTRIC COMPANY
            (Exact name of registrant as specified in its charter)


           FLORIDA                                 59-0475140
(State or other jurisdiction                      (IRS Employer
incorporation or organization)                 Identification No.)


702 North Franklin Street, Tampa, Florida            33602
(Address of principal executive offices)           (Zip Code)


Registrant's telephone number, including area code:  (813) 228-4111

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes    X     No

Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (April 30, 1996):

                         Common Stock, Without Par Value     10


                                                                  FORM 10-Q

                        PART I.  FINANCIAL INFORMATION



Item 1.     Financial Statements

            In  the  opinion of management, the unaudited financial statements include  all  adjustments  necessary to present fairly the results for  the  three-month  periods  ended  March  31,  1996  and 1995.

            Reference  should  be  made to the explanatory notes affecting the income  and  balance  sheet  accounts  contained in Tampa Electric

            Company's  Annual  Report on Form 10-K for the year ended Dec. 31,

            1995 and to the notes on page 6 of this report.

                                                                  FORM 10-Q

                           BALANCE SHEETS
                                (in thousands)

                                              March 31,             Dec. 31,
                                                 1996                 1995
                                    Assets
Property, plant and equipment,
  at original cost
Utility plant in service                     $2,959,503            $2,930,178
Construction work in progress                   492,079               475,260
                                              3,451,582             3,405,438
Accumulated depreciation                     (1,225,306)           (1,203,284)
                                              2,226,276             2,202,154
Other property                                      909                   859
                                              2,227,185             2,203,013
Current assets
Cash and cash equivalents                         3,838                 3,832
Receivables, less allowance
  for uncollectibles                            107,737               120,273
Inventories, at average cost
  Fuel                                           53,148                69,977
  Materials and supplies                         39,977                38,657
Prepayments                                       3,149                 3,547
                                                207,849               236,286
Deferred debits
Unamortized debt expense                         17,915                18,297
Deferred income taxes                            97,620                94,553
Regulatory asset - tax related                   39,517                36,931
Other                                            48,475                50,135
                                                203,527               199,916
                                             $2,638,561            $2,639,215

                            Liabilities and Capital
Capital
Common stock                                 $  886,956            $  851,957
Retained earnings                               179,201               188,191
                                              1,066,157             1,040,148
Preferred stock, redemption not required         54,956                54,956
Long-term debt, less amount due
  within one year                               585,920               583,097
                                              1,707,033             1,678,201
Current liabilities
Long-term debt due within one year               26,045                26,030
Notes payable                                    98,900               144,500
Accounts payable                                 76,558               117,430
Customer deposits                                52,147                51,273
Interest accrued                                 16,479                 8,921
Taxes accrued                                    44,888                16,487
                                                315,017               364,641
Deferred credits
Deferred income taxes                           328,016               331,754
Investment tax credits                           57,314                58,499
Regulatory liability - tax related               83,501                84,489
Other                                           147,680               121,631
                                                616,511               596,373
                                             $2,638,561            $2,639,215

The accompanying notes are an integral part of the financial statements.

                                                                  FORM 10-Q

                        STATEMENTS OF INCOME
                                (in thousands)

For the three months ended March 31,             1996               1995

Operating revenues                             $254,746              $253,796

Operating expenses
Operation
  Fuel                                           96,292                90,376
  Purchased power                                 9,556                 9,520
  Other                                          39,414                39,331
Maintenance                                      14,513                16,830
Depreciation                                     28,918                29,345
Taxes, federal and state income                  11,263                11,617
Taxes, other than income                         22,585                22,514
                                                222,541               219,533

Operating income                                 32,205                34,263

Other income
Allowance for other funds used
  during construction                             5,019                 1,799
Other income (expense), net                        (114)                 (658)

     4,905                                        1,141

Income before interest charges                   37,110                35,404

Interest charges
Interest on long-term debt                        9,872                 9,382
Other interest                                    3,314                 2,227
Allowance for borrowed funds
  used during construction                       (2,051)               (1,084)
                                                 11,135                10,525

Net income                                       25,975                24,879
Preferred dividend requirements                     892                   892
Balance applicable to common stock             $ 25,083              $ 23,987


The accompanying notes are an integral part of the financial statements.

                                                                  FORM 10-Q

                       STATEMENTS OF CASH FLOWS
                                (in thousands)


For the three months ended March 31,             1996                  1995

Cash flows from operating activities
  Net income                                   $ 25,975             $  24,879
  Adjustments to reconcile net income
    to net cash:
  Depreciation                                   28,918                29,345
  Deferred income taxes                         (10,379)               (3,815)
  Investment tax credits, net                    (1,185)               (1,191)
  Allowance for funds used
    during construction                          (7,070)               (2,883)
  Deferred recovery clause                        1,364                (5,857)
  Revenue reduction                              20,869                 7,421
  Amortization of coal contract buyout              676                    --
  Receivables, less allowance
    for uncollectibles                           12,536                15,625
  Fuel inventories                               16,829                (2,281)
  Taxes accrued                                  28,401                23,436
  Accounts payable                              (40,872)              (33,884)
  Other                                          13,289                 6,967
                                                 89,351                57,762

Cash flows from investing activities
  Capital expenditures                          (53,628)              (71,729)
  Allowance for funds used
    during construction                           7,070                 2,883
                                                (46,558)              (68,846)

Cash flows from financing activities
  Proceeds from contributed capital
   from parent                                   35,000                25,000
  Proceeds from long-term debt                    3,058                   620
  Repayment of long-term debt                      (280)                 (260)
  Net increase/(decrease) in short-term debt    (45,600)                3,500
  Dividends                                     (34,965)              (24,670)
                                                (42,787)                4,190

Net increase (decrease) in cash
  and cash equivalents                                6                (6,894)
Cash and cash equivalents
  at beginning of period                          3,832                 7,071
Cash and cash equivalents at end of period     $  3,838              $    177


The accompanying notes are an integral part of the financial statements.

                                                                  FORM 10-Q

                     NOTES TO FINANCIAL STATEMENTS


A.          Tampa   Electric  Company   is   a   wholly-owned   subsidiary  of

      TECO Energy, Inc.



B.          The  company  has  made certain commitments in connection with its

      continuing  construction  program.   Total construction expenditures are

      estimated  to  be  $178  million for 1996, excluding allowance for funds used during contruction.



C.          During  the  first  quarter  of  1996,  the  company  recognized a

      $21 million revenue reduction pursuant to a multi-year base rate freeze,

      revenue  deferral  and  refund  plan  which  the  Florida Public Service

      Commission  (FPSC) voted to approve in April 1996.  The company deferred

      $7  million  during  the first quarter of last year in accordance with a

      plan  approved  by the FPSC for 1995.    The revenue reductions totaling

      $70  million  recorded  under the plans in 1995 and 1996 are included in other  deferred credits on the balance sheet.  See additional discussion on page 9.



D.          On  April  29,  1996, Tampa Electric retired $35 million aggregate par  value  of  8.00%  Series  E  and  7.44% Series F preferred stock at redemption prices of $102.00 and $101.00 per share, respectively.

                                                                  FORM 10-Q

Item 2.     Management's Discussion and Analysis of Financial

            Condition and Results of Operations
      Results of Operations

      Three months ended March 31, 1996:

            Net  income of $26.0 million in the first quarter was $1.1 million or 4 percent higher than 1995's first quarter primarily due to increased energy  sales  and  higher  AFUDC.  Operating income was 6 percent lower than 1995 reflecting a $21-million revenue reduction which included $15-

      million of a $25-million refund and a $6-million revenue deferral.  This reduction  was in accordance with a FPSC-approved plan described on page

      9.   Operating income last year was net of a $7-million revenue deferral in accordance with 1995's FPSC-approved regulatory plan.

            Revenues  for  the quarter increased slightly due to higher energy

      sales.   Retail energy sales increased 10 percent reflecting cooler than normal temperatures, customer growth of more than 2 percent and a strong

      local  economy.   Energy sales to other utilities were 13 percent higher

      than in 1995, driven by lower coal prices at Gannon Station and weather.

            Fuel  expense  increased  $5.9  million or 7 percent for the first quarter reflecting higher energy sales.

            Operation-other and maintenance expenses decreased $2.2 million or

      4  percent  primarily  reflecting  aggressive  cost  management  efforts throughout the company.

            Depreciation  expense decreased 2 percent reflecting a change made in  the  third  quarter  of  1995 from an accelerated to a straight-line method of depreciation for the energy management system facility.

            The   effective   income  tax  rate  for  the  first  quarter  was

      30.1  percent  compared  to  33.1 percent for the same period last year.

                                                                  FORM 10-Q

      The  decrease was primarily due to higher allowance for other funds used during construction in 1996.

            Total  AFUDC  increased  because  of  additional investment in the company  s  Polk  Power  Station,  which  is  scheduled  for  commercial operation in the fourth quarter of 1996.

            Interest  expense  before  the  allowance  for borrowed funds used during  construction  was  14  percent  higher  in  the  current quarter reflecting  the expiration of an interest rate swap agreement and higher balances  for  short-term  debt,  partially  offset  by lower short-term rates.

                                                                  FORM 10-Q

      Liquidity, Capital Resources and Changes in Financial Condition

            The  company recognized a $21-million revenue reduction during the first quarter of 1996 pursuant to a multi-year base rate freeze, revenue deferral and refund plan.  The plan is an agreement between the company,

      the  Office  of  Public  Counsel  and the Florida Industrial Power Users

      Group  which  covers  the  years  1996  through  1998.   A more complete

      description  of  the  plan, which the FPSC voted to approve on April 30,

      1996,  is  contained in the company s Annual Report on Form 10-K for the year ended Dec. 31, 1995.

            Fuel inventory declined because of increased energy sales and as a result of winter weather conditions which affected the transport of coal to the company s facilities.

            The increase in other deferred credits reflects the refund accrual and revenue deferral related to the FPSC-approved regulatory plan.

            Taxes accrued increased primarily because of the timing of federal income tax and property tax payments.

                                                                  FORM 10-Q

                          PART II.  OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders

                  Pursuant  to  a written consent in lieu of annual meeting of shareholders  dated  April 17, 1996, TECO Energy, Inc., the holder of  all of the outstanding common stock of the registrant, elected the following directors:

            Girard F. Anderson
            DuBose Ausley
            Sara L. Baldwin
            Hugh L. Culbreath
            James L. Ferman, Jr.
            Edward L. Flom
            Henry R. Guild, Jr.
            Timothy L. Guzzle
            Dennis R. Hendrix
            Robert L. Ryan
            William P. Sovey
            J. Thomas Touchton
            John A. Urquhart
            James O. Welch, Jr.


Item 6.     Exhibits and Reports on Form 8-K

            (a)   Exhibits

            10.1  TECO Energy, Inc. 1996 Equity Incentive Plan.

            12.   Ratio of earnings to fixed charges.

            27.   Financial data schedule. (EDGAR filing only)


            (b)   Reports on Form 8-K

                  The registrant filed a Current Report on Form 8-K dated January 4, 1996 reporting under Item 5. Other Events on a proposed agency action by the Florida Public Service Commission.

                  The registrant filed a Current Report on Form 8-K dated February 13, 1996 reporting under Item 5. Other Events on the protest of Florida Public Service Commission s proposed agency action by the Office of Public Counsel and the Florida Industrial Power Users Group.

                  The registrant filed a Current Report on Form 8-K dated March 25, 1996 reporting under Item 5. Other Events on the agreement between Tampa Electric, the Office of Public Counsel and the Florida Industrial Power Users Group on a

                                                                  FORM 10-Q

                  multi-year base rate freeze, revenue deferral and refund plan for Tampa Electric.

                                                                  FORM 10-Q

                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.













                                          TAMPA ELECTRIC COMPANY
                                              (Registrant)















      Date:  May 14, 1996              By:       /s/ W. L. Griffin
                                                    W. L. Griffin
                                             Vice President - Controller
                                           (Principal Accounting Officer)

                                                                  FORM 10-Q

                               INDEX TO EXHIBITS

Exhibit No.       Description of Exhibits                             Page No.

      10.1        TECO Energy, Inc. 1996 Equity Incentive Plan           14

      12.         Ratio of earnings to fixed charges                     20

      27.         Financial data schedule (EDGAR filing only)            --