Form 10-Q
period 1996-06-30
TAMPA ELECTRIC CO
filed 1996-08-13
CIK 96271

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           June 30, 1996

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

                         Yes    X     No

Number  of  shares  outstanding   of each of the issuer's classes of common
stock, as of the latest practicable date (July 31, 1996):

                  Common Stock, Without Par Value       10


                                                                  FORM 10-Q

                       PART I.  FINANCIAL INFORMATION



Item 1.   Financial Statements

          In  the opinion of management, the unaudited financial statements include  all adjustments (none of which were other than normal or recurring) necessary to present fairly the results for the three-

          month  and  six-month  periods  ended  June  30,  1996  and 1995.

          Reference  should  be made to the explanatory notes affecting the income  and  balance  sheet  accounts contained in Tampa Electric

          Company's  Annual Report on Form 10-K for the year ended Dec. 31,

          1995 and to the notes on page 7 of this report.

                                                                  FORM 10-Q

                               BALANCE SHEETS
                               (in thousands)

                                             June 30,         Dec. 31,
                                               1996             1995
                                   Assets
Property, plant and equipment,
  at original cost
Utility plant in service                    $2,985,268        $2,930,178
Construction work in progress                  518,137           475,260
                                             3,503,405         3,405,438
Accumulated depreciation                    (1,245,246)       (1,203,284)
                                             2,258,159         2,202,154
Other property                                   1,043               859
                                             2,259,202         2,203,013
Current assets
Cash and cash equivalents                        1,409             3,832
Receivables, less allowance
  for uncollectibles                           117,024           120,273
Inventories, at average cost
  Fuel                                          55,463            69,977
  Materials and supplies                        40,638            38,657
  Prepayments                                    3,954             3,547
                                               218,488           236,286
Deferred debits
Unamortized debt expense                        17,534            18,297
Deferred income taxes                          100,535            94,553
Regulatory asset - tax related                  42,363            36,931
Other                                           46,414            50,135
                                               206,846           199,916
                                            $2,684,536        $2,639,215

                          Liabilities and Capital
Capital
Common stock                                $  905,519        $  851,957
Retained earnings                              185,045           188,191
                                             1,090,564         1,040,148
Preferred stock, redemption not required        19,960            54,956
Long-term debt, less amount due
  within one year                              585,980           583,097
                                             1,696,504         1,678,201
Current liabilities
Long-term debt due within one year               1,045            26,030
Notes payable                                  168,000           144,500
Accounts payable                               101,873           117,430
Revenue refund                                  25,000               --
Customer deposits                               52,713            51,273
Interest accrued                                11,117             8,921
Taxes accrued                                   22,047            16,487
                                               381,795           364,641
Deferred credits
Deferred income taxes                          335,878           331,754
Investment tax credits                          56,168            58,499
Regulatory liability - tax related              82,538            84,489
Other                                          131,653           121,631
                                               606,237           596,373
                                            $2,684,536        $2,639,215
The accompanying notes are an integral part of the financial statements.

                                                                  FORM 10-Q

                            STATEMENTS OF INCOME
                               (in thousands)

For the three months ended June 30,             1996              1995

Operating revenues                            $272,418          $279,094

Operating expenses
Operation
  Fuel                                          90,838            96,042
  Purchased power                               12,575            11,669
  Other                                         41,176            40,811
Maintenance                                     17,043            18,130
Depreciation                                    29,146            29,539
Taxes, federal and state income                 17,415            16,876
Taxes, other than income                        21,869            22,464
                                               230,062           235,531

Operating income                                42,356            43,563

Other income
Allowance for other funds used
  during construction                            5,425             2,521
Other income (expense), net                         31            (1,095)
                                                 5,456             1,426

Income before interest charges                  47,812            44,989

Interest charges
Interest on long-term debt                       9,754             9,651
Other interest                                   4,073             2,506
Allowance for borrowed funds
  used during construction                      (2,217)           (1,519)
                                                11,610            10,638

Net income                                      36,202            34,351
Preferred dividend requirements                    435               892
Balance applicable to common stock            $ 35,767          $ 33,459


The accompanying notes are an integral part of the financial statements.

                                                                  FORM 10-Q

                            STATEMENTS OF INCOME
                               (in thousands)

For the six months ended June 30,               1996              1995

Operating revenues                            $527,165          $532,890

Operating expenses
Operation
  Fuel                                         187,130           186,418
  Purchased power                               22,131            21,189
  Other                                         80,591            80,143
Maintenance                                     31,555            34,960
Depreciation                                    58,064            58,883
Taxes, federal and state income                 28,678            28,493
Taxes, other than income                        44,455            44,978
                                               452,604           455,064

Operating income                                74,561            77,826

Other income
Allowance for other funds used
  during construction                           10,444             4,320
Other income (expense), net                        (84)           (1,752)
                                                10,360             2,568

Income before interest charges                  84,921            80,394

Interest charges
Interest on long-term debt                      19,625            19,033
Other interest                                   7,388             4,733
Allowance for borrowed funds
  used during construction                      (4,268)           (2,603)
                                                22,745            21,163

Net income                                      62,176            59,231
Preferred dividend requirements                  1,327             1,784
Balance applicable to common stock            $ 60,849          $ 57,447


The accompanying notes are an integral part of the financial statements.

                                                                  FORM 10-Q

                          STATEMENTS OF CASH FLOWS
                               (in thousands)

For the six months ended June 30,               1996              1995

Cash flows from operating activities
  Net income                                 $  62,176         $  59,231
    Adjustments to reconcile net income
        to net cash:
      Depreciation                              58,064            58,883
      Deferred income taxes                     (9,242)           (6,749)
      Investment tax credits, net               (2,331)           (2,383)
      Allowance for funds used
        during construction                    (14,712)           (6,923)
      Deferred recovery clause                   1,296           (13,205)
      Revenue reduction                         29,928            16,822
      Amortization of coal contract buyout       1,352               676
      Receivables, less allowance
        for uncollectibles                       3,249            (8,907)
      Fuel inventories                          14,514            18,940
      Taxes accrued                              5,560            36,851
      Accounts payable                         (15,557)          (32,118)
      Other                                      9,253            12,212
                                               143,550           133,330
Cash flows from investing activities
  Capital expenditures                        (115,207)         (175,372)
  Allowance for funds used
    during construction                         14,712             6,923
                                              (100,495)         (168,449)
Cash flows from financing activities
  Proceeds from contributed capital
    from parent                                 53,000            51,000
  Proceeds from long-term debt                   3,058               620
  Repayment of long-term debt                  (25,280)             (260)
  Net increase in short-term debt               23,500            21,200
  Dividends                                    (64,260)          (44,255)
  Redemption of preferred stock,
    including premium                          (35,496)               --
                                               (45,478)           28,305

Net decrease in cash and cash equivalents       (2,423)           (6,814)
Cash and cash equivalents
  at beginning of period                         3,832             7,071
Cash and cash equivalents at end of period   $   1,409         $     257


The accompanying notes are an integral part of the financial statements.

                                                                  FORM 10-Q

                       NOTES TO FINANCIAL STATEMENTS

A.        Tampa  Electric  Company   is   a   wholly-owned   subsidiary  of

     TECO Energy, Inc.



B.        The  company  has made certain commitments in connection with its continuing  construction program.  Total construction expenditures are estimated  to  be $179 million for 1996, excluding allowance for funds used during construction (AFUDC).



C.        During the first half of 1996, the company recognized $30-million of  revenue  deferrals  and refunds pursuant to a multi-year base rate freeze,  revenue  deferral  and  refund plan (the 1996 Plan) which the

     Florida  Public Service Commission (FPSC) approved in a final order on

     May  20,  1996.  The company deferred $17 million during the first six months  last  year  in  accordance  with  another plan (the 1995 Plan)

     approved by the FPSC for 1995.  A total of $81 million of revenues has been  recorded  on the balance sheet under the plans in 1995 and 1996,

     of  which  $56  million  is included in other deferred credits and $25 million  is  classified  in  revenue  refund  to reflect the refund to customers beginning Oct. 1, 1996.



D.        On  April 29, 1996, the company retired $35 million aggregate par value  of  8.00%  Series  E  and  7.44%  Series  F  preferred stock at redemption prices of $102.00 and $101.00 per share, respectively.



E.        Certain  1995  amounts  on the statements of cash flows have been restated to comply with the current year presentations.

                                                                  FORM 10-Q

Item 2.   Management's Discussion and Analysis of Financial

          Condition and Results of Operations
     Results of Operations

     Three months ended June 30, 1996:

          Net  income  of  $36.2  million  in  the  second quarter was $1.9 million  or  5  percent  higher  than  in 1995's second quarter due to

     higher   capitalized  financing  costs  (AFUDC)  and  lower  operating

     expenses.    Both  the 1996 and 1995 results were net of $9-million of

     revenue  deferrals  in accordance with FPSC-approved plans.  Operating income was 3 percent lower than 1995 reflecting lower revenues.

          Revenues  for  the  quarter decreased 2 percent due to lower fuel charges  to  the  customer  and  the  elimination  of  the oil backout recovery  clause  as  part  of  the 1995 Plan.  In the absence of this elimination,  the  oil  backout recovery clause would have contributed

     $3 million in revenues for the quarter.

          Retail  energy sales were essentially unchanged.  Energy sales in

     1996  were  favorably  affected  by customer growth of 2 percent while warmer weather favorably affected energy sales in 1995.

          Combined fuel and purchased power expense decreased 4 percent for the second quarter due to effective coal contract administration which resulted in lower per-unit fuel costs.

          Operation-other   and  maintenance  expenses  decreased  slightly

     primarily  due  to  continued  cost  control  efforts  throughout  the company.

          The  effective  income  tax  rate  for  the  second  quarter  was

     32.5  percent  compared to 34.1 percent for the same period last year.

     The  decrease was primarily attributable to higher allowance for other funds used during construction in 1996.

                                                                  FORM 10-Q

          Total  AFUDC increased to $8 million from $4 million in 1995 with additional  investment  in  the company s Polk Power Station, which is scheduled for commercial operation in the fourth quarter of 1996.

          Interest  expense  before  the  allowance for borrowed funds used during  construction  was  14  percent  higher  in the current quarter reflecting  higher  levels of short-term debt, interest on the revenue deferrals  and  the  effect of the expiration of an interest rate swap agreement.

                                                                  FORM 10-Q

     Six months ended June 30, 1996:

          Net  income  of  $62.2  million  in  the  first  half of 1996 was

     $2.9  million  or  5  percent  higher than in 1995's first half due to higher  AFUDC,  increased  energy  sales and lower operating expenses.

     Operating  income was 4 percent lower than 1995 reflecting $30-million of  revenue  deferrals  and  refunds in accordance with the 1996 Plan.

     Operating  income  last year was net of a $17-million revenue deferral in accordance with the 1995 Plan.

          Revenues  in  the first half decreased from 1995 because the 1996 revenue  deferrals  and  refunds  were  higher  than  the 1995 revenue

     deferrals.    Increased  base  revenues  from  4 percent higher retail

     energy  sales  reflecting  favorable  weather, customer growth of more than  2  percent  and a strong local economy were offset by lower fuel charges  to  the  customer  and  the  elimination  of  the oil backout recovery  clause.  In the absence of this elimination, the oil backout clause  would  have  contributed  $6 million in revenues for the first half of 1996.

          Total  operating  expenses  for  the  first  half  of  1996  were essentially  unchanged from 1995.  Non-fuel operations and maintenance expenses, down 3 percent as a result of continued cost control efforts throughout  the  company,  were  offset  by  higher  combined fuel and purchased power expenses from increased energy sales.

          The  effective  income  tax rate for the first six months of 1996 was  31.5  percent  compared  to 33.7 percent for the same period last

     year.   The decrease is primarily attributable to higher allowance for other funds used during construction in 1996.

          Total  AFUDC  increased in 1996 to $15 million from $7 million in

     1995  with  additional investment in the company s Polk Power Station,

                                                                  FORM 10-Q

     which  is  scheduled for commercial operation in the fourth quarter of

     1996.

          Interest  expense  before  the  allowance for borrowed funds used during  construction  was  14  percent higher in the first half of the year  reflecting  higher  levels  of  short-term debt, interest on the revenue  deferrals  and refunds and the effect of the expiration of an interest rate swap agreement.

                                                                  FORM 10-Q

     Liquidity, Capital Resources and Changes in Financial Condition

          The  FPSC  issued  a final order approving a multi-year base rate freeze, revenue deferral and refund plan on May 20, 1996.  The plan is set  forth  in  an  agreement  among the company, the Office of Public

     Counsel  and  the  Florida  Industrial  Power Users Group covering the years  1996  through 1998.  A more complete description of the plan is contained  in  the  company  s Annual Report on Form 10-K for the year ended Dec. 31, 1995.

          As  contemplated  by  the 1996 Plan, the FPSC hearings concerning the  regulatory  treatment  of  the investment and expenses associated with  the  company  s  Polk Power Station were held on July 17 and 18.

     The  FPSC staff recommendation on the issues is due September 19 and a

     FPSC decision is expected October 1.

          Fuel  inventory  declined  from  Dec.  31,  1995 due to increased energy  sales and effective management of coal contracts and inventory levels.

          The  increase  in  other deferred credits primarily reflected the revenue deferrals related to the 1996 Plan and the 1995 Plan.

          The  $25-million  balance  in the revenue refund account provides for  the  refund  to  customers  to  be  made over the 12-month period beginning Oct. 1, 1996 under the 1996 Plan and consists of $15 million from 1996's revenues and $10 million of revenues deferred in 1995.

          The  increase  in  notes payable was related to the Polk Unit One construction  program  as  well  as  funding  of the retirement of $25 million of long-term debt that matured.

          The   decrease   in  preferred  stock  reflected  the  company  s

     redemption  of  $35  million aggregate par value of preferred stock in

     1996. (See Note D on page 7)

                                                                  FORM 10-Q

                        PART II.  OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K


       (a)  Exhibits

      10.1 Form of Nonstatutory Stock Option under the TECO Energy, Inc. 1996 Equity Incentive Plan.

      10.2 Form of Restricted Stock Agreement between TECO Energy, Inc. and certain senior executives under the TECO Energy, Inc. 1996 Equity Incentive Plan.

      10.3 Form of Restricted Stock Agreement between TECO Energy, Inc. and G.F. Anderson under the TECO Energy, Inc. 1996 Equity Incentive Plan.

      12.   Ratio of earnings to fixed charges.

      27.   Financial data schedule. (EDGAR filing only)



       (b)  Reports on Form 8-K

            The registrant filed a Current Report on Form 8-K dated May 20, 1996 reporting under "Item 5. Other Events" on the FPSC order approving the agreement among the registrant, the Office of Public Counsel and the Florida Industrial Power Users Group providing for a multi-year base rate freeze, revenue deferral and refund plan for the company.

                                                                  FORM 10-Q

                                 SIGNATURES





     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.









                                                TAMPA ELECTRIC COMPANY

                                                      (Registrant)






Dated: August 13, 1996                          By:   /s/ W. L. Griffin

                                                   W. L. Griffin
                                             Vice President - Controller

                                           (Principal Accounting Officer)

                                                                  FORM 10-Q

                             INDEX TO EXHIBITS


Exhibit No.   Description of Exhibits                               Page No.

   10.1       Form of Nonstatutory Stock Option under the
              TECO Energy, Inc. 1996 Equity Incentive Plan             16

   10.2       Form of Restricted Stock Agreement between
              TECO Energy, Inc. and certain senior executives under
              the TECO Energy, Inc. 1996 Equity Incentive Plan         21

   10.3       Form of Restricted Stock Agreement between
              TECO Energy, Inc. and G.F. Anderson under the
              TECO Energy, Inc. 1996 Equity Incentive Plan             25

   12.        Ratio of earnings to fixed charges                       29

   27.        Financial data schedule (EDGAR filing only)              --