Form 10-Q
period 1996-09-30
TAMPA ELECTRIC CO
filed 1996-11-13
CIK 96271

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-Q

(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           September 30, 1996

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

                       Yes    X     No

Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (October 31, 1996):

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

                                                                FORM 10-Q

                                 BALANCE SHEETS
                                 (in thousands)
                                             Sept. 30,         Dec. 31,
                                                1996             1995
                                     Assets
Property, plant and equipment,
  at original cost
Utility plant in service                    $3,494,956        $2,930,178
Construction work in progress                   64,049           475,260
                                             3,559,005         3,405,438
Accumulated depreciation                    (1,271,244)       (1,203,284)
                                             2,287,761         2,202,154
Other property                                   1,048               859
                                             2,288,809         2,203,013
Current assets
Cash and cash equivalents                        1,961             3,832
Receivables, less allowance
  for uncollectibles                           128,919           120,273
Inventories, at average cost
  Fuel                                          47,255            69,977
  Materials and supplies                        40,911            38,657
Prepayments                                      3,051             3,547
                                               222,097           236,286
Deferred debits
Unamortized debt expense                        17,156            18,297
Deferred income taxes                          103,360            94,553
Regulatory asset - tax related                  45,431            36,931
Other                                           49,609            50,135
                                               215,556           199,916
                                            $2,726,462        $2,639,215

                             Liabilities and Capital
Capital
Common stock                                $  935,519        $  851,957
Retained earnings                              210,351           188,191
                                             1,145,870         1,040,148
Preferred stock, redemption not required        19,960            54,956
Long-term debt, less amount due
  within one year                              586,042           583,097
                                             1,751,872         1,678,201
Current liabilities
Long-term debt due within one year               1,045            26,030
Notes payable                                  113,500           144,500
Accounts payable                                97,899           117,430
Revenue refund                                  25,000               --
Customer deposits                               52,572            51,273
Interest accrued                                19,058             8,921
Taxes accrued                                   43,874            16,487
                                               352,948           364,641
Deferred credits
Deferred income taxes                          343,276           331,754
Investment tax credits                          55,002            58,499
Regulatory liability - tax related              81,562            84,489
Other                                          141,802           121,631
                                               621,642           596,373
                                            $2,726,462        $2,639,215
The accompanying notes are an integral part of the financial statements.

                                                                FORM 10-Q

                              STATEMENTS OF INCOME
                                 (in thousands)

For the three months ended Sept. 30,            1996              1995

Operating revenues                            $311,114          $308,067

Operating expenses
Operation
  Fuel                                         101,809           108,710
  Purchased power                               16,733            13,504
  Other                                         41,055            39,621
Maintenance                                     17,421            16,328
Depreciation                                    29,487            26,009
Taxes, federal and state income                 26,415            27,974
Taxes, other than income                        22,137            21,974
                                               255,057           254,120

Operating income                                56,057            53,947

Other income
Allowance for other funds used
  during construction                            5,773             3,234
Other income (expense), net                        (47)            1,317
                                                 5,726             4,551

Income before interest charges                  61,783            58,498

Interest charges
Interest on long-term debt                       9,671             9,526
Other interest                                   3,656             2,521
Allowance for borrowed funds
  used during construction                      (2,359)           (1,949)
                                                10,968            10,098

Net income                                      50,815            48,400
Preferred dividend requirements                    220               892
Balance applicable to common stock            $ 50,595          $ 47,508


The accompanying notes are an integral part of the financial statements.

                                                                FORM 10-Q

                              STATEMENTS OF INCOME
                                 (in thousands)

For the nine months ended Sept. 30,             1996              1995

Operating revenues                            $838,278          $840,957

Operating expenses
Operation
  Fuel                                         288,939           295,128
  Purchased power                               38,864            34,693
  Other                                        121,646           119,764
Maintenance                                     48,976            51,287
Depreciation                                    87,551            84,893
Taxes, federal and state income                 55,093            56,467
Taxes, other than income                        66,591            66,952
                                               707,660           709,184

Operating income                               130,618           131,773

Other income
Allowance for other funds used
  during construction                           16,218             7,554
Other income (expense), net                       (131)             (435)
                                                16,087             7,119

Income before interest charges                 146,705           138,892

Interest charges
Interest on long-term debt                      29,297            28,559
Other interest                                  11,043             7,254
Allowance for borrowed funds
  used during construction                      (6,627)           (4,552)
                                                33,713            31,261

Net income                                     112,992           107,631
Preferred dividend requirements                  1,547             2,676
Balance applicable to common stock            $111,445          $104,955


The accompanying notes are an integral part of the financial statements.

                                                                FORM 10-Q

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

For the nine months ended Sept. 30,             1996              1995

Cash flows from operating activities
  Net income                                 $ 112,992         $ 107,631
    Adjustments to reconcile net income
        to net cash:
      Depreciation                              87,551            84,893
      Deferred income taxes                     (8,712)          (11,802)
      Investment tax credits, net               (3,497)           (3,575)
      Allowance for funds used
        during construction                    (22,845)          (12,106)
      Deferred recovery clause                    (426)          (13,975)
      Revenue deferral and refund               38,100            30,962
      Amortization of coal contract buyout       2,028             1,352
      Receivables, less allowance
        for uncollectibles                      (8,646)          (19,862)
      Fuel inventories                          22,722            32,482
      Taxes accrued                             27,387            58,513
      Accounts payable                         (19,531)          (14,235)
      Other                                     18,430            24,324
                                               245,553           264,602
Cash flows from investing activities
  Capital expenditures                        (174,781)         (247,137)
  Allowance for funds used
    during construction                         22,845            12,106
                                              (151,936)         (235,031)
Cash flows from financing activities
  Proceeds from contributed capital
    from parent                                 83,000            56,000
  Proceeds from long-term debt                   3,058               620
  Repayment of long-term debt                  (25,280)             (260)
  Net increase in short-term debt              (31,000)          (19,100)
  Dividends                                    (89,770)          (73,658)
  Redemption of preferred stock,
    including premium                          (35,496)               --
                                               (95,488)          (36,398)

Net decrease in cash and cash equivalents       (1,871)           (6,827)
Cash and cash equivalents
  at beginning of period                         3,832             7,071
Cash and cash equivalents at end of period   $   1,961         $     244


The accompanying notes are an integral part of the financial statements.

                                                                FORM 10-Q

                      NOTES TO FINANCIAL STATEMENTS

A.        Tampa   Electric  Company  is  a  wholly-owned  subsidiary  of

     TECO Energy, Inc.



B.        The  company  has  made certain commitments in connection with

     its    continuing   construction   program.     Total  construction

     expenditures  are  estimated to be $182 million for 1996, excluding allowance for funds used during construction (AFUDC).



C.        During  the  first nine months of 1996, the company recognized

     $38-million  of  revenue deferrals and refunds pursuant to a multi-

     year  base  rate freeze, revenue deferral and refund plan (the 1996

     Plan)  which  the Florida Public Service Commission (FPSC) approved in a final order on May 20, 1996.  The company deferred $31 million during  the  first nine months last year in accordance with another plan  (the  1995  Plan)  approved  by  the  FPSC  for 1995.  A more complete description of the 1995 Plan and 1996 Plan is contained in the  company  s  Annual  Report  on  Form  10-K  for the year ended

     Dec. 31, 1995.

          A  total  of  $89  million of revenue has been recorded on the balance  sheet  under the 1995 and 1996 Plans, of which $64 million is  included  in other deferred credits.  The remaining $25 million is  classified in revenue refund to reflect the refund to customers which began Oct. 1, 1996.



D.        Certain 1995 amounts on the statements of cash flows have been restated to comply with the current year presentations.

                                                                FORM 10-Q

Item 2.   Management's Discussion and Analysis of Financial

          Condition and Results of Operations
     Results of Operations

     Three months ended Sept. 30, 1996:

          Net  income  of  $50.6  million  in the third quarter was $3.1 million  or  6  percent  higher than in 1995's third quarter due to higher  capitalized  financing  costs  (AFUDC) and higher revenues.

     Both  the  1996  and  1995  results  were net of $8 million and $14 million  of  revenue  deferrals,  respectively,  in accordance with

     FPSC-approved  plans.    Operating income was 4 percent higher than

     1995 because of higher revenues.

          Revenues  for  the  quarter  increased 1 percent due to higher energy sales and the difference in the level of revenue deferrals.

          Retail  energy  sales increased 3 percent from 1995 because of

     2 percent customer growth and warmer weather.

          Total  operating expenses for the third quarter were unchanged

     from  1995.    Lower  fuel  expenses  from  effective coal contract

     administration  were offset by higher purchased power expenses from increased energy sales and higher depreciation.

          The  effective  income  tax  rate  for  the  third quarter was

     34.1  percent  compared  to  35.1  percent for the same period last

     year.   The decrease was primarily attributable to higher allowance for other funds used during construction in 1996.

          Total  AFUDC  increased  to $8 million from $5 million in 1995 from  the additional investment in the company s Polk Power Station which was declared in service Sept. 30, 1996.

                                                                FORM 10-Q

          Interest  expense before the allowance for borrowed funds used during  construction  was  11 percent higher in the current quarter reflecting  higher  levels  of  short-term  debt,  interest  on the revenue  deferrals  and the effect of the expiration of an interest rate swap agreement.

                                                                FORM 10-Q

     Nine months ended Sept. 30, 1996:

          Net  income of $111.4 million in the first nine months of 1996 was  $6.5  million  or  6  percent higher than in 1995's first nine months  due  to higher AFUDC and increased energy sales.  Operating income  was  1 percent lower than in 1995 reflecting $38 million of revenue  deferrals  and  refunds  in accordance with the 1996 Plan.

     Operating  income  last  year  was  net  of  a  $31-million revenue deferral in accordance with the 1995 Plan.

          Revenues  in  the  first nine months decreased, despite higher retail  energy sales, because of the elimination of the oil backout recovery clause pursuant to the 1995 Plan, higher revenue deferrals and lower fuel charges to customers.  Retail energy sales increased

     4  percent  reflecting  favorable  weather, customer growth of more than 2 percent and a strong local economy.

          Total  operating  expenses  for  the first nine months of 1996 were  unchanged from 1995.  Lower fuel expenses from effective coal contract  administration  were offset by higher purchased power and depreciation expense.

          The  effective  income  tax  rate for the first nine months of

     1996  was 32.7 percent compared to 34.3 percent for the same period

     last  year.    The  decrease  is  primarily  attributable to higher

     allowance for other funds used during construction in 1996.

          Total  AFUDC increased in 1996 to $23 million from $12 million in  1995 from the additional investment in the company s Polk Power

     Station which was declared in service Sept. 30, 1996.

          Interest  expense before the allowance for borrowed funds used during  construction was 13 percent higher in the first nine months

                                                                FORM 10-Q

     of  the  year reflecting higher levels of short-term debt, interest on  the  revenue  deferrals  and  refunds  and  the  effect  of the expiration of an interest rate swap agreement.

                                                                FORM 10-Q

     Liquidity, Capital Resources and Changes in Financial Condition

          The  FPSC  issued a final order in May 1996 approving a multi-

     year  base rate freeze, revenue deferral and refund plan.  The plan was  set  forth  in  an  agreement among the company, the Office of

     Public  Counsel  (OPC) and the Florida Industrial Power Users Group

     (FIPUG)  covering  the  years  1996  through 1998.  A more complete description  of  the 1996 Plan is contained in the company s Annual

     Report on Form 10-K for the year ended Dec. 31, 1995.

          In  October  1996,  the FPSC issued a final order approving an agreement  among  the  company, OPC and FIPUG which resolved all of the  pending  regulatory issues related to a prudence review of the company s new Polk Power Station.  This agreement provides for full recovery  of  the  capital  costs  not  to exceed one percent above

     $506 million, and all operation and maintenance expenses associated with  the  Polk  Power Station.  The agreement extends through 1999 the  base  rate  freeze  approved in the 1996 Plan.  Customers will also benefit from a $25 million temporary base rate reduction to be reflected  as  a  credit  on  customer bills over a 15-month period beginning  Oct. 1, 1997.  This temporary rate reduction will offset refunds which might otherwise have been made in 1999 under the 1996

     Plan.    In  addition, customers will be refunded 60 percent of the revenues  generated  in 1999 which contribute to a return on equity between  12.00  percent  and  12.75  percent, and all 1999 revenues which contribute to a return on equity above 12.75 percent.

          Fuel  inventory  declined  from Dec. 31, 1995 due to increased energy sales and effective management of inventory levels.

                                                                FORM 10-Q

          The increase in other deferred credits primarily reflected the revenue deferrals related to the 1996 Plan and the 1995 Plan.

          The $25-million balance in the revenue refund account reflects the  refund  to  customers  to  be  made  over  the 12-month period beginning  Oct.  1, 1996 under the 1996 Plan.  This refund consists of  $15  million  from  1996's revenues and $10 million of revenues deferred from 1995.

          The  decrease  in notes payable was related to the decrease in fuel inventory as well as the increase in deferred revenue.

          The  decrease  in  preferred  stock  reflected  the  company s redemption of $35 million aggregate par value of preferred stock in

     April 1996.

                                                                FORM 10-Q

                       PART II.  OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K


       (a)  Exhibits

      12.   Ratio of earnings to fixed charges.

      27.   Financial data schedule. (EDGAR filing only)



       (b)  Reports on Form 8-K

            The registrant filed a Current Report on Form 8-K dated Sept. 25, 1996 reporting under "Item 5. Other Events" on the agreement among the company, the Office of Public Counsel and the Florida Industrial Power Users Group to resolve all regulatory issues related to a prudence review of the company s Polk Power Station, extend the current base rate freeze through 1999 and provide for a temporary reduction in base rates.

            The registrant filed a Current Report on Form 8-K dated Oct. 9, 1996 reporting under "Item 5. Other Events" on the Florida Public Service Commission s vote to approve the agreement among the company, the Office of Public Counsel and the Florida Industrial Power Users Group which resolves all regulatory issues related to a prudence review of the company s Polk Power Station, extends the current base rate freeze through 1999 and provides for a temporary reduction in base rates.

                                                                FORM 10-Q

                               SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                               TAMPA ELECTRIC COMPANY
                                                     (Registrant)




Dated: November 13, 1996                   By:   /s/ W. L. Griffin
                                                   W. L. Griffin
                                           Vice President - Controller
                                          (Principal Accounting Officer)

                                                                FORM 10-Q

                            INDEX TO EXHIBITS

Exhibit No.   Description of Exhibits                            Page No.


   12.        Ratio of earnings to fixed charges                    17

   27.        Financial data schedule (EDGAR filing only)           --