Form 10-K
period 1996-12-31
TAMPA ELECTRIC CO
filed 1997-03-26
CIK 96271

FORM 10-K
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549
(Mark One)
  X       Annual Report Pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934

          For the fiscal year ended December 31, 1996

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

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 28, 1997 was zero.

As of February 28, 1997, there were 10 shares of the registrant's common stock issued and outstanding, all of which were held, beneficially and of record, by TECO Energy, Inc.

               DOCUMENTS INCORPORATED BY REFERENCE
                               None
                              PART I

Item 1.  BUSINESS.

     Tampa Electric Company (Tampa Electric or the company) was incorporated in Florida in 1899 and was reincorporated in 1949. As a result of a restructuring in 1981, the company became a subsidiary of TECO Energy, Inc. (TECO Energy), a diversified energy-related holding company. The company is a public utility operating within the state of Florida and is engaged in the generation, purchase, transmission, distribution and sale of electric energy. The retail territory served comprises an area of about 2,000 square miles in west central Florida, including substantially all of Hillsborough County and parts of Polk, Pasco and Pinellas Counties, and has an estimated population of over one million. The principal communities served are Tampa, Winter Haven, Plant City and Dade City. In addition, the company engages in wholesale sales to other utilities. The company has three electric generating stations in or near Tampa, one electric generating station in southwestern Polk County, Florida, and two electric generating stations located near Sebring, a city located in Highlands County in south central Florida.
     Power Engineering & Construction, Inc. (PEC), a Florida corporation formed in late 1996, is a wholly owned subsidiary of the company and is engaged in the engineering and construction of transmission and distribution facilities outside of the company's service territory. Operations of PEC in 1996 were not significant.
     The company had 2,798 employees as of Dec. 31, 1996, of which 1,142 were represented by the International Brotherhood of Electrical Workers (IBEW) and 292 by the Office and Professional Employees International Union.
     In 1996, approximately 48 percent of the company's total operating revenue was derived from residential sales, 29 percent from commercial sales, 9 percent from industrial sales and 14 percent from other sales including bulk power sales for resale.
     The sources of operating revenue for the years indicated were as follows:

(millions)               1996              1995        1994

Residential          $  539.7          $  523.3     $ 505.5
Commercial              321.3             316.1       316.8
Industrial-Phosphate    59.6               61.7        58.3
Industrial-Other        43.3               45.0        50.0
Other retail sales
 of electricity         83.5               82.0        80.7
Sales for resale        93.3               80.0        70.4
Deferred revenues       (34.2)            (50.8)         --
Other                     6.4              35.0        13.2
                     $1,112.9          $1,092.3    $1,094.9

     No significant part of the company's business is dependent upon a single customer or a few customers, the loss of any one or more of whom would have a significantly adverse effect on the company, except IMC-Agrico, a large phosphate producer representing four percent of 1996 operating revenues.
     In May 1996, IMC-Agrico issued a request for proposals (RFP) for electric power to serve load currently served by the company and others. The company has made load-retention proposals that it believes are competitively priced and attractive because of the flexibility offered. The company continues to have discussions with IMC-Agrico. While it is unclear how this process will develop, the ultimate impact on the company is not expected to be significant. See the further discussion on page 12.
     The company's business is not a seasonal one, but winter peak loads are experienced due to fewer daylight hours and colder temperatures, and summer peak loads are experienced due to use of air conditioning and other cooling equipment.

Regulation

     The retail operations of the company are regulated by the Florida Public Service Commission (FPSC), which has jurisdiction over retail rates, the quality of service, issuances of securities, planning, siting and construction of facilities, accounting and depreciation practices and other matters.
     The company is also subject to regulation by the Federal Energy Regulatory Commission (FERC) in various respects including wholesale power sales, certain wholesale power purchases, transmission services and accounting and depreciation practices.
     Federal, state and local environmental laws and regulations cover air quality, water quality, land use, power plant, substation and transmission line siting, noise and aesthetics, solid waste and other environmental matters. See Environmental Matters on pages 7 and 8.
     TECO Transport Corporation (TECO Transport), TECO Coal Corporation (TECO Coal) and TECO Power Services Corporation (TECO Power Services), subsidiaries of TECO Energy, sell transportation services, coal, and generating capacity and energy, respectively, to the company and to third parties. The transactions between the company and these affiliates and the prices paid by the company are subject to regulation by the FPSC and FERC, and any charges deemed to be imprudently incurred may not be allowed to be recovered from the company's customers. See Utility Regulation on pages 17 through 20.

Competition

     The company's retail business is substantially free from direct competition with other electric utilities, municipalities and public agencies. At the present time, the principal form of competition at the retail level consists of natural gas for residences and businesses and the self-generation option available to larger users of electric energy. Such users may seek to expand their options through legislative and/or regulatory initiatives that would permit competition at the retail level. The company intends to take all appropriate actions to retain and expand its retail business, including managing costs and providing high quality service to retail customers. Such action could, with the approval of the FPSC, include the use of load retention and/or economic development service contracts and tariffs to reduce the loss of existing load and/or acquire additional load. The company does not expect the effect of such actions to have a significant affect on its operations. See the description of the IMC-Agrico request for proposals on page 12.
     There is presently active competition in the wholesale power markets in Florida, and this is increasing largely as a result of the Energy Policy Act of 1992 and related federal initiatives. This act removed certain regulatory barriers to independent power producers, and required utilities to transmit power from such producers, utilities and others to wholesale customers as more fully described below. The company's wholesale business is largely dependent on access to transmission systems owned by others and it has generally supported the regulatory efforts described below to implement open access to transmission. The company is also continuing its efforts to reduce costs, again with the view of increasing its wholesale business in an increasingly competitive market.
     In April 1996, the FERC issued its Final Rule on Open Access Non-Discriminatory Transmission, Stranded Costs, Open Access Same-time Information System (OASIS) and Standards of Conduct. These rules work together to open access for wholesale power flows on transmission systems. Utilities owning transmission facilities (including the company) are required to provide services to wholesale transmission customers comparable to those they provide to themselves on comparable terms and conditions including price. Among other things, the rules require transmission services to be unbundled from power sales and owners of transmission systems must take transmission service under their own transmission tariffs.
     Transmission system owners are also required to implement an OASIS system providing, via the Internet, access to transmission service information (including price and availability), and to rely exclusively on their own OASIS system for such information for purposes of their own wholesale power transactions. To facilitate compliance, owners must implement Standards of Conduct to ensure that personnel involved in marketing of wholesale power are functionally separated from personnel involved in transmission services and reliability functions. The company, together with other utilities, has implemented an OASIS system and believes it is in compliance with the Standards of Conduct.

Retail Pricing

     In general, the FPSC's pricing objective is to set rates at a level that allows the utility to collect total revenues equal to its cost of providing service, including a reasonable return on invested capital.
     The costs of owning, operating and maintaining the utility system, other than fuel, purchased power and certain environmental compliance costs of providing electric service are recovered through base rates. The costs intended to be covered by base rates include operation and maintenance expenses, depreciation and taxes, as well as a return on the company's investment in assets used and useful in providing electric service (rate base). The rate of return on rate base, which is intended to approximate the company's weighted cost of capital, includes its costs for debt and preferred stock, deferred income taxes at a zero cost rate and an allowed return on common equity. Base prices are determined in FPSC price setting hearings which occur at irregular intervals at the initiative of the company, the FPSC or other parties. See the discussion of the FPSC-approved agreements covering 1995 through 1999 on pages 18 and 19.
     Fuel, conservation, certain environmental and certain purchased power costs are recovered through levelized monthly charges established pursuant to the FPSC's cost recovery clauses. These charges, which are reset semi-annually in an FPSC hearing, are based on estimated costs of fuel, environmental compliance, conservation programs, and purchased power and estimated customer usage for a specific recovery period, with a true-up adjustment to reflect the variance of actual costs from the projected charges.
     The FPSC may disallow recovery of any costs that it considers imprudently incurred.

Fuel

     About 98 percent of the company's generation for 1996 was from its coal-fired units. About the same level is anticipated for 1997.
     The company's average fuel cost per million BTU and average cost per ton of coal burned have been as follows:

Average cost
 per million BTU:          1996    1995    1994     1993    1992
Coal                     $ 2.01  $ 2.15  $ 2.22   $ 2.26  $ 2.23
Oil                      $ 3.68  $ 2.76  $ 2.49   $ 2.69  $ 2.76
Gas                          --      --      --   $ 3.52  $ 2.43
Composite                $ 2.05  $ 2.16  $ 2.22   $ 2.27  $ 2.24
Average cost per ton
 of coal burned          $46.71  $50.97   $53.39  $54.55  $53.65

     The company's generating stations burn fuels as follows:
Gannon Station burns low-sulfur coal; Big Bend Station burns coal of a somewhat higher sulfur content; Polk Power Station burns high-sulfur coal which is gasified; Hookers Point Station burns low-sulfur oil; Phillips Station burns oil of a somewhat higher sulfur content; and Dinner Lake Station, which was placed on long-term reserve standby in March 1994, burned natural gas and oil.
     Coal. The company burned approximately 8.0 million tons of coal during 1996 and estimates that its coal consumption will be
7.9 million tons for 1997. During 1996, the company purchased approximately 58 percent of its coal under long-term contracts with six suppliers, including TECO Coal, and 42 percent of its coal in the spot market or under intermediate-term purchase agreements. About 16 percent of the company's 1996 coal requirements were supplied by TECO Coal. During December 1996, the average delivered cost of coal (including transportation) was $42.59 per ton, or $1.87 per million BTU. The company expects to obtain approximately 60 percent of its coal requirements in 1997 under long-term contracts with six suppliers, including TECO Coal, and the remaining 40 percent in the spot market. The company's long-term coal contracts provide for revisions in the base price to reflect changes in a wide range of cost factors and for suspension or reduction of deliveries if environmental regulations should prevent the company from burning the coal supplied, provided that a good faith effort has been made to continue burning such coal. The company estimates that about 12 percent of its 1997 coal requirements will be supplied by TECO Coal. For information concerning transactions with affiliated companies, see Note I on page 38.
     In 1996, about 64 percent of the company's coal supply was deep-mined, approximately 33 percent was surface-mined and three percent was a processed oil by-product known as petroleum coke. Federal surface-mining laws and regulations have not had any material adverse impact on the company's coal supply or results of its operations. The company, however, cannot predict the effect on the market price of coal of any future mining laws and regulations. Although there are reserves of surface-mineable coal dedicated by suppliers to the company's account, high-quality coal reserves in Kentucky that can be economically surface-mined are being depleted and in the future more coal will be deep-mined. This trend is not expected to result in any significant additional costs to the company.
     Oil. The company had supply agreements through Dec. 31, 1996 for No. 2 fuel oil and No. 6 fuel oil for its four combustion turbine units, Polk Station, Hookers Point Station and Phillips Station at prices based on Gulf Coast Cargo spot prices. Contracts for the supply of No. 2 and No. 6 fuel oil through Dec. 31, 1997 are expected to be finalized in early 1997. The price for No. 2 fuel oil deliveries taken in December 1996 was $31.90 per barrel, or $5.50 per million BTU. The price for No. 6 fuel oil deliveries taken in December 1996 was $21.98 per barrel, or $3.48 per million BTU.

Franchises

     The company holds franchises and other rights that, together with its charter powers, give it the right to carry on its retail business in the localities it serves. The franchises are irrevocable and are not subject to amendment without the consent of the company, although, in certain events, they are subject to forfeiture.
     Florida municipalities are prohibited from granting any franchise for a term exceeding 30 years. If a franchise is not renewed by a municipality, the franchisee has the statutory right to require the municipality to purchase any and all property used in connection with the franchise at a valuation to be fixed by arbitration. In addition, all of the municipalities except for the cities of Tampa and Winter Haven have reserved the right to purchase the company's property used in the exercise of its franchise, if the franchise is not renewed.
     The company has franchise agreements with 13 incorporated municipalities within its retail service area. These agreements have various expiration dates ranging from December 2005 to September 2021, including the agreement with the city of Tampa, which expires in August 2006. The company has no reason to believe that any of these franchises will not be renewed.
     Franchise fees payable by the company, which totaled
$20.1 million in 1996, are calculated using a formula based primarily on electric revenues.
     Utility operations in Hillsborough, Pasco, Pinellas and Polk Counties outside of incorporated municipalities are conducted in each case under one or more permits to use county rights-of-way granted by the county commissioners of such counties. There is no law limiting the time for which such permits may be granted by counties. There are no fixed expiration dates for the Hillsborough County and Pinellas County agreements. The agreements covering electric operations in Pasco and Polk counties expire in September 2010 and March 2004, respectively.

Environmental Matters

     The company's operations are subject to county, state and federal environmental regulations. The Hillsborough County
Environmental Protection Commission and the Florida Environmental
Regulation Commission are responsible for promulgating environmental regulations and coordinating most of the environmental regulation functions performed by the various departments of state government. The Florida Department of Environmental Protection (FDEP) is responsible for the administration and enforcement of the state regulations. The U.S.
Environmental Protection Agency (EPA) is the primary federal agency with environmental responsibility.
     The company has all required environmental permits. In addition, monitoring programs are in place to assure compliance with permit conditions. The company has been identified as one of numerous potentially responsible parties (PRP) with respect to seven Superfund Sites. While the total costs of remediation at these sites may be significant, the company shares potential liability with other PRPs, many of which have substantial assets.
Accordingly, the company expects that its liability in connection with these sites will not be significant.
     Expenditures. During the five years ended Dec. 31, 1996, the company spent $159.3 million on capital additions to meet environmental requirements, including $102.7 million for the Polk
Power Station project. Environmental expenditures are estimated at $6 million for 1997 and $8 million in total for 1998 through 2001. These totals exclude amounts required to comply with the 1990 amendments to the Clean Air Act.
     The company is complying with the Phase I emission limitations imposed by the Clean Air Act Amendments which became effective Jan. 1, 1995 by using blends of lower-sulfur coal, controlling stack emissions and using emission allowances.
     In 1995, the company successfully integrated Big Bend Unit
Three into the existing scrubber on Big Bend Unit Four. This resulted in an additional scrubbed unit at a fraction of the cost of a new scrubber. Also as part of its Phase I compliance plan, the company has a long-term contract for the purchase of low-sulfur coal.
     The company is currently evaluating options to comply with Phase II sulfur dioxide emission standards imposed by the Clean
Air Act Amendments set for the year 2000. The options include potentially having to scrub additional capacity. The company is evaluating equipment and technologies to accomplish compliance in the most cost effective manner. The company is also evaluating options to comply with Phase II of the Clean Air Act Amendments for nitrogen oxide reductions. These options include combustion modifications and retrofit control technology. While the company's capital expenditure estimates for the 1997-2001 period, discussed on pages 16 and 17, include $30 million for compliance with Phase II of the Clean Air Act Amendments,the actual level of required expenditures is uncertain at this time. The cost of compliance with Phase II is expected to have little impact on the company's prices.
     In addition to recovering certain prudently incurred environmental costs through base rates, the company may petition the FPSC for recovery of certain other environmental compliance costs on a current basis pursuant to a statutory environmental cost recovery procedure.

Merger of TECO Energy with Lykes Energy, Inc.

     In November 1996, TECO Energy announced an agreement with
Lykes Energy, Inc. (LEI) to merge it into TECO Energy in a tax-free, stock-for-stock transaction with an equity value of $300 million. This merger, to be accounted for as a pooling of interests, was approved by both companies' boards of directors and in December 1996 by the Lykes Energy shareholders. Approval by TECO Energy shareholders is not required.
     The principal subsidiary of LEI is Peoples Gas System (PGS), a regulated retail natural gas distributor in Florida. PGS is Florida's largest natural gas distribution company with retail operations in all of the state's major metropolitan communities and over 200,000 customers. It recorded annual sales of 86 Bcf of natural gas in fiscal 1996. Other subsidiaries include Peoples
Gas Company, a propane business, and a unit involved in natural gas marketing.
          TECO Energy plans to merge PGS into Tampa Electric immediately after the merger between TECO Energy and LEI, and thereafter operate PGS as a separate business unit. This merger will permit the company to better meet its customers' needs through a broader range of energy services. In particular, it will allow full service with either gas or electric energy to wholesale customers in peninsular Florida and to retail customers in the limited area served by both the company and PGS.
     The merger is subject to certain closing conditions with closing expected by mid-year 1997.

Item 2.  PROPERTIES.

     The company believes that its physical properties are adequate to carry on its business as currently conducted. The properties are generally subject to liens securing long-term debt.
     At Dec. 31, 1996, the company had five electric generating plants and four combustion turbine units in service with a total net winter generating capability of 3,650 MWs, including Big Bend (1,745-MW capability from four coal units), Gannon (1,205-MW capability from six coal units), Hookers Point (212-MW capability from five oil units), Phillips (34-MW capability from two diesel units), Polk (250-MW capability from one integrated gasification combined cycle unit (IGCC)) and four combustion turbine units located at the Big Bend and Gannon stations (204 MWs). The capability indicated represents the demonstrable dependable load carrying abilities of the generating units during winter peak periods as proven under actual operating conditions. Units at Hookers Point went into service from 1948 to 1955, at Gannon from 1957 to 1967, and at Big Bend from 1970 to 1985. The Polk IGCC unit began commercial operation in September 1996. In 1991, the company purchased two power plants (Dinner Lake and Phillips) from the Sebring Utilities Commission (Sebring). Dinner Lake
(11-MW capability from one natural gas unit) and Phillips were placed in service by Sebring in 1966 and 1983, respectively. In March
1994, Dinner Lake Station was placed on long-term reserve standby.
     The company owns 180 substations having an aggregate transformer capacity of 16,235,857 KVA. The transmission system consists of approximately 1,208 pole miles of high voltage transmission lines, and the distribution system consists of 6,866 pole miles of overhead lines and 2,538 trench miles of underground lines. As of Dec. 31, 1996, there were 513,117 meters in service. All of this property is located in Florida.
     All plants and important fixed assets are held in fee except that title to some of the properties are subject to easements, leases, contracts, covenants and similar encumbrances and minor defects, of a nature common to properties of the size and character of those of the company.
     The company has easements for rights-of-way adequate for the maintenance and operation of its electrical transmission and distribution lines that are not constructed upon public highways, roads and streets. It has the power of eminent domain under Florida law for the acquisition of any such rights-of-way for the operation of transmission and distribution lines. Transmission and distribution lines located in public ways are maintained under franchises or permits.
     The company has a long-term lease for its office building in downtown Tampa, Florida, that serves as its headquarters.


Item 3.  LEGAL PROCEEDINGS.

     None.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted during the fourth quarter of 1996 to a vote of the company's security holders, through the solicitation of proxies or otherwise.
                           PART II


Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.

     All of the company's common stock is owned by TECO Energy and, therefore, there is no market for the stock.

     The company pays dividends substantially equal to its net income applicable to common stock to TECO Energy. Such dividends totaled $134.9 million for 1996 and $115.2 million for 1995. See Note C on page 34 for a description of restrictions on dividends on the company's common stock.


Item 6.  SELECTED FINANCIAL DATA.

(millions)
Year ended
  Dec. 31,                1996       1995        1994       1993      1992

Operating
  revenues(1)         $1,112.9   $1,092.3   $1,094.9    $1,041.3  $1,005.7
Net income            $  141.6   $  133.7   $  110.1(2) $  106.7  $  110.8
Total assets          $2,723.2   $2,639.2   $2,417.8    $2,267.5* $2,104.7*
Long-term debt        $  661.1   $  583.1   $  607.3    $  606.6* $  591.5*

* These balances have been restated to reflect the current year presentation.

(1) Amounts shown in 1996 and 1995 are after deferral of revenues of $34.2 million and $50.8 million, respectively, in accordance with FPSC-approved plans described in the Utility Regulation section on pages 17 through 19.

(2)       1994 net income includes the effect of a corporate restructuring charge of $13.1 million, after tax.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Management's Discussion and Analysis contains forward-looking statements. These forward-looking statements are subject to the inherent uncertainties in predicting future results and conditions. Certain factors that could cause actual results to differ materially from those projected in these forward-looking statements are set forth below in the Investment Considerations section.

EARNINGS SUMMARY
            The company's net income for 1996 was $141.6 million, six percent higher than in 1995, after the deferral of $34.2 million of revenues in 1996. Total energy sales were five percent higher than in 1995, while non-fuel operating and maintenance expenses were one percent lower. Allowance for funds used during construction (AFUDC) of $22.9 million was up from $19.3 million in 1995 and $5.7 million in 1994 due to the additional investment in Polk Unit One discussed in the Capital Expenditures section.
            Net income for 1995 of $133.7 million was 21 percent higher than 1994's, after the deferral of $50.8 million of revenues in 1995. Two-percent customer growth and favorable weather increased retail energy sales 5 percent. In addition, non-fuel operations and maintenance expenses were 5 percent below 1994's level as the company benefited from the 1994 restructuring efforts.
            The company recorded a one-time $21.3 million pretax restructuring charge ($13.1 million after tax) in the fourth quarter of 1994. The restructuring program included a reduction in staffing levels and other cost reductions. Approximately 70 percent of the charge represents costs associated with retirement benefits.

OPERATING RESULTS
            The company's 1996 operating income increased almost six percent after the deferral of $34.2 million of revenues under the agreements described in the Utility Regulation section. Two-percent customer growth and colder than normal weather early in the year contributed to five percent higher total energy sales. Non-fuel operations and maintenance expenses were one percent below 1995 levels, despite a full quarter of operations of the Polk Power Station, reflecting the continued focus on aggressive cost management throughout the company. Operating income also increased because of the inclusion of the Polk
Power Station in rate base for earnings purposes upon commencement of commercial operation late in the third quarter.
            In 1996, the company successfully completed the construction of the 250-megawatt, state-of-the-art, clean-coal technology Polk Power Station. The addition of this facility will cause an increase in 1997's operating expenses. However, during the first two years of operations the U. S. Department of Energy (DOE) will provide funding that will offset a portion of the non-fuel operations and maintenance expenses associated with the facility. Agreements approved by the Florida Public Service Commission (FPSC) allowing full recovery of capital costs and operations and maintenance expenses associated with the plant described in the Utility Regulation section are in place.
            The company's 1995 operating income increased 11 percent over 1994's. Higher base revenues from retail customer growth, favorable weather, and an improved economy together with lower operating expenses contributed to the improved results after the deferral of $50.8 million of revenues.

Operating Results               1996   Change     1995     Change1994
(millions)
Revenues                    $1,112.9(1)  1.9%  $1,092.3(1)  - .2%$1,094.9
Operating expenses             940.3     1.2%     929.0     -2.0%   947.8

Operating income               172.6     5.7%     163.3     11.0%   147.1

Restructuring charge
(included in operating
  expenses above)                 --       --        --       --     21.3

Operating income before
restructuring charge        $  172.6     5.7%  $  163.3     -3.0%$  168.4

(1) 1996 and 1995 revenues are net of $34.2 million and $50.8 million, respectively, of revenues deferred under agreements as described in the Utility Regulation section.

Operating Revenues
          The company's 1996 revenues increased almost two percent to $1.1 billion, after the deferral of $34.2 million of revenues, reflecting customer growth of more than two percent and increased retail energy usage. The company's 1995 revenues decreased slightly as the deferral of $50.8 million of revenues offset increased energy sales.
          The economy in the company's service area continued to grow in 1996 due to increased employment from corporate relocations and expansions. Combined residential and commercial energy sales grew by more than three percent in 1996. Non-phosphate industrial sales declined in 1996 due to the closure of a brewery at the end of 1995.
          Sales to the phosphate industry decreased in 1996 reflecting the closure of some depleted phosphate mines and reduced production at several processing plants. Energy sales to the phosphate industry are expected to increase in 1997 over 1996 levels from increased production to meet continued strong domestic and international demand for phosphate products. After 1997 sales are expected to decline slowly as mining activity migrates out of the company's service area.
In 1996 sales to the phosphate customer group represented about five percent of total operating revenues.
          In May IMC-Agrico, a large phosphate producer representing four percent of 1996 revenues, issued a request for proposals (RFP) for electric power to serve load currently served by the company and others. Some portions of the services identified in the RFP are not permitted under current Florida laws and utility regulation. The company has made load-retention proposals that it believes to be competitively priced and attractive because of the flexibility offered, and continues to have discussions with IMC-Agrico. While it is unclear how this process will develop, the ultimate impact on the company is not expected to be material. For a general description of competition see the Utility Competition section.
          The company's and independent forecasts indicate that in 1997 the Tampa Electric service area economy is expected to grow moderately at rates higher than the country as a whole. The local economy continues to benefit from a good labor market, available land, good access through airport and port facilities and aggressive economic development activities by the communities served by the company.
          Based on the expected continued growth of the local economy with both population and business activity increases, the company projects retail energy sales growth of more than two percent annually for the next five years. This forecast includes combined energy sales growth in the residential and commercial sectors of almost three percent annually as the company's service area economy becomes more service oriented. Growth in energy sales to non-phosphate industrial customers is expected in 1997 after the 1996 decline.
          Non-fuel revenues from sales to other utilities were $36 million in 1996, $34 million in 1995 and $33 million in 1994. Energy sold to other utilities increased in 1996 due to weather-related demand and lower Tampa Electric fuel costs. A shift from broker system economy sales to longer-term, higher-margin wholesale power sales resulted in a seven percent increase in revenues in 1996. In 1995 energy sold to other utilities increased because of higher generating unit availability and lower fuel costs.
          Signing additional longer-term wholesale power sales agreements remains a priority; in recent years 11 bulk power sales contracts of varying size and duration have been added. Competitive pricing of coal-fired generation has allowed the company to market available capacity successfully.

Megawatt-Hour Sales:
                              1996   Change     1995  Change    1994
    (thousands)
  Residential                 6,607    4.0%    6,352    6.8%   5,947
  Commercial                  4,815    2.2%    4,710    2.8%   4,583
  Industrial                  2,304   -2.4%    2,362    3.7%   2,278
  Other                       1,203    2.3%    1,176    4.6%   1,124
    Total retail             14,929    2.3%   14,600    4.8%  13,932
  Sales for resale            3,241   19.8%    2,706   28.7%   2,102
    Total energy sold        18,170    5.0%   17,306    7.9%  16,034

  Retail customers            506.0    2.2%    495.2    2.0%   485.7
  (average)

Operating Expenses
     Effective cost management and improved efficiency continue to be the company's principal objectives. Other operating and maintenance expenses declined in 1996 from the continuing focus on managing costs in all areas of the company and the restructuring actions taken in 1994.

Operating Expenses:
                               1996  Change     1995  Change   1994
(millions)
Fuel                         $383.1    -.3%   $384.3   -1.3%  $389.3
Purchased power                49.0   10.4%     44.4   32.9%    33.4
  Total fuel cost             432.1     .8%    428.7    1.4%   422.7
Other operating expenses      164.2     .6%    163.3   -4.8%   171.6
Maintenance                    65.5   -5.9%     69.6   -4.5%    72.9
Depreciation                  120.2    6.1%    113.3   -1.6%   115.1
Taxes, federal and
   state income                71.3    7.7%     66.2   15.3%    57.4
Taxes, other than income       87.0   -1.0%     87.9    1.3%    86.8
 Operating expenses           940.3    1.2%    929.0     .3%   926.5
Restructuring charge            -       -        -.      -      21.3
Total operating expenses     $940.3    1.2%   $929.0   -2.0%  $947.8

          Aggressive cost management reduced non-fuel operations and maintenance expenses more than one percent in 1996, despite the additional expenses related to the operation of the Polk Power
Station. In 1995 non-fuel operations and maintenance expenses declined almost five percent from 1994 levels before the restructuring charge.
The $11.6-million reduction in 1995 was primarily from lower payroll and employee-related expenses as a result of 217 fewer positions than in 1994.
          In both 1996 and 1995 the company achieved lower costs from equipment redesign and enhancements, work redesign efforts including the streamlining of maintenance programs, the sharing of manpower resources in power generation facilities and the use of new technologies throughout the company.
          In 1996 the savings realized from these efforts more than offset increased operations and maintenance expenses from the Polk Power
Station. Over the next several years, non-fuel operations and maintenance expenses are expected to remain at 1996 levels.
          During the first two years of operations, when specified domestic coals will be evaluated for use in the gasifier, the company will receive up to a total of $20 million from DOE for operations and maintenance expenses of the Polk Power Station. Based on current forecasts this funding is expected to offset a significant portion of the non-fuel operating costs of the new plant during this period.
          Total operating expenses in 1994 included the $21.3 million restructuring charge discussed in the Earnings Summary section and the first annual $4.0-million charge to a transmission and distribution property storm-damage reserve in accordance with regulatory directives described in the Utility Regulation section.
          Depreciation expense increased $6.9 million in 1996 from normal plant additions and the completion of the Polk Power Station.
Depreciation expense in 1995 decreased as certain shorter-lived assets were fully amortized. This decrease more than offset the impact of normal additions to plant and equipment. The company's efforts to reduce capital investment in recent years have limited additions to all asset classes. Depreciation expense is projected to increase again in 1997 as a result of a full year of depreciation of the Polk Power
Station.
          Changes in taxes other than those on income reflected increased state gross receipts taxes and franchise fees associated with higher energy sales, changes in property values and decreases in payroll related taxes as a result of the 1994 restructuring. Taxes other than those on income are expected to increase in 1997 as a result of the property taxes associated with the Polk Power Station.
          Total system fuel cost in 1996 was less than one percent higher than in 1995 despite a five-percent increase in total energy sales.
The success in controlling fuel cost is a result of the company's use of lower-priced coals and the mix in operating generating units.
Average coal costs, on a cents-per-million BTU basis, declined more than six percent in 1996 after a three-percent decrease in 1995. Fuel and purchased power cost rose one percent in 1995 despite a five-percent rise in retail energy sales.
          The company purchased more power in both 1996 and 1995 primarily to meet weather-related demand. Substantially all fuel and purchased power expenses were recovered through the fuel adjustment clause.
          Nearly all of the company's generation in the last three years has been from coal, and the fuel mix will continue to be substantially coal. External forecasts indicate relatively stable coal prices during the next few years compared to oil or gas prices. The company continues to work to reduce its fuel cost through effective contract management, use of non-traditional fuels such as petroleum coke and tire-derived fuel, and increased purchases of coal in the lower-cost spot market

Coal Contract Buyout:
          In December 1994, the company bought out a long-term coal supply contract which would have expired in 2004 for a payment of $25.5 million and entered into two new contracts with the supplier. The coal supplied under the new contracts is competitive in price with coals of comparable quality.
          As a result of this buyout the company's customers will benefit from anticipated savings of more than $40 million, net of the buyout costs, through the year 2004. The FPSC has authorized the recovery of the buyout costs plus carrying costs through the fuel adjustment clause during the years 1995 through 2004.

NON-OPERATING ITEMS
Other Income (Expense)
          Other income consisted mostly of allowance for other funds used during construction (AFUDC) of $16.5 million in 1996, $13.7 million in 1995, and $3.5 million in 1994. With the construction of Polk Unit One now complete, AFUDC will decline to minimal levels for the next several years.

Interest Charges
          Interest charges were $47.3 million in 1996, up 10 percent from 1995 due to higher short-term debt balances and rates. In 1996 and 1995 interest expense included $3.8 million and $1.5 million, respectively, of interest accrued on the revenues deferred under the FPSC-approved plans described in the Utility Regulation section.

Income Taxes
          Total income tax expense, as described in Note G on pages 37 and 38, of $71.1 million increased from $66.0 million in 1995 and $58.7 million in 1994 primarily due to higher pretax income.

MERGER OF TECO ENERGY WITH LYKES ENERGY, INC.

          In November 1996, TECO Energy announced an agreement with Lykes Energy, Inc. (LEI) to merge it into TECO Energy in a tax-free, stock-for-stock transaction with an equity value of $300 million. This merger, to be accounted for as a pooling of interests, was approved by both companies' boards of directors and in December 1996 by the Lykes
Energy shareholders. Approval by TECO Energy shareholders is not required.
          The principal subsidiary of LEI is Peoples Gas System (PGS), a regulated retail natural gas distributor in Florida. PGS is Florida's largest natural gas distribution company with retail operations in all of the state's major metropolitan communities and over 200,000 customers. It recorded annual sales of 86 Bcf of natural gas in fiscal
1996.
          TECO Energy plans to merge PGS into Tampa Electric immediately after the merger between TECO Energy and LEI, and thereafter operate
PGS as a separate business unit. This merger will permit the company to better meet its customers' needs through a broader range of energy services. In particular, it will allow full service with either gas or electric energy to wholesale customers in peninsular Florida and to retail customers in the limited area served by both the company and PGS.
          The merger is subject to certain closing conditions with closing expected by mid-year 1997.

ACCOUNTING STANDARDS

FAS 121
   FAS 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (FAS 121), effective for years beginning after Dec. 15, 1995, requires that long-lived assets and certain intangibles to be held and used by the company be reviewed for impairment. The company periodically assesses whether there has been a permanent impairment of these assets. No write-down of assets due to impairment was required in 1996.

CAPITAL EXPENDITURES
   The company's 1996 capital expenditures of $203 million included $22.9 million of AFUDC.
    The company spent $75 million in 1996 on construction of the Polk Power Station, a 250-megawatt coal-gasification plant which entered commercial service late in the third quarter. The capital cost of the plant to the company including AFUDC was $508 million, which is net of the construction funding from the Department of Energy under its Clean Coal Technology Program.
   The company spent an additional $105 million in 1996 for equipment and facilities to meet its growing customer base and for generating equipment improvements.

   The company estimates total capital expenditures for ongoing operations to be $116 million in 1997 and $470 million during the 1998-2001 period, mainly for distribution facilities to meet customer growth and generation reliability programs. At the end of 1996, the company had outstanding commitments of about $7 million for capital programs.
   The company's capital expenditure projections include about $30 million over the 1997-2000 period to comply with Phase II of the Clean Air Act as described in the Environmental Compliance section. However, the level of capital expenditures that will actually be required for compliance is uncertain at this time.
   Capital requirements for PGS are not reflected in the above projections. Capital investment plans for this company are still being developed. In recent years, the capital invested by PGS was about $25 million annually. Capital expenditures are expected to be above historical levels as opportunities to grow this business are identified.

ENVIRONMENTAL COMPLIANCE
   The company is subject to various environmental regulations and believes that it is substantially in compliance with the currently applicable standards of the respective environmental enforcement agencies and that potential environmental liabilities are not significant.
   The company is complying with the Phase I emission limitations imposed by the Clean Air Act Amendments which became effective Jan. 1, 1995 by using blends of lower-sulfur coal, controlling stack emissions and owning emission allowances.
   In 1995, the company successfully integrated Big Bend Unit Three into the existing scrubber on Big Bend Unit Four. This resulted in an additional scrubbed unit at a fraction of the cost of a new scrubber. The company is currently evaluating options to comply with Phase
II sulfur dioxide emission standards set for the year 2000. The options include potentially scrubbing additional capacity. The company is evaluating equipment and technologies to accomplish compliance in the most cost effective manner. The company is also evaluating options to comply with Phase II of the Clean Air Act Amendments for nitrogen oxide reductions. These options include combustion modifications and retrofit control technology. While the company's estimates reflected in the Capital Expenditure section include up to $30 million for compliance with Phase II of the Clean Air Act Amendments, the actual level of required expenditures is uncertain at this time. The cost of compliance with Phase II is expected to have little impact on the company's prices.

UTILITY REGULATION

Return on Equity (ROE) and Other Regulatory Agreements:

1994
   In March 1994 the FPSC issued an order which changed the company's authorized ROE to an 11.35-percent midpoint with a range of
10.35 percent to 12.35 percent, while leaving in effect the rates it had previously established. The FPSC also ordered a $4.0-million annual accrual to establish an unfunded storm damage reserve for transmission and distribution property.

   In July 1994 the FPSC issued an order approving an agreement between its staff and the company to cap the utility's authorized regulatory ROE at 12.45 percent for calendar year 1994 with any earnings above that amount to be used to increase the storm damage reserve. The company did not exceed the 12.45-percent cap in 1994 and therefore accrued only the $4.0 million to the storm damage reserve.

Rate Stabilization Strategy
   Building on the 1994 approach, the company's objective has been to place the Polk Power Station in service without increasing the total price for electric service while securing the opportunity to earn a fair return. A number of actions, discussed in the Operating Expenses section, were taken to manage costs. Another key component of the strategy to accomplish this objective has been the deferral of certain revenues. With the agreements approved by the FPSC in 1995 and 1996, the objectives of stabilizing prices through 1999 and securing fair earnings opportunities during this period were accomplished.

1995
   In 1995 the FPSC approved a plan submitted by the company to defer certain revenues for 1995. Under this plan the company's allowed ROE increased to an 11.75-percent midpoint with a range of 10.75 percent to 12.75 percent. For 1995 an initial $15 million of revenues were deferred as well as 50 percent of actual revenues in excess of a ROE of 11.75 percent up to a net earned ROE of 12.75 percent and all actual revenues above a ROE of 12.75 percent. In 1995 the company deferred $50.8 million of revenues under this plan. The deferred revenues accrue interest at the 30-day commercial paper rate specified in the Florida Administrative Code.
   Also as part of this plan the company's oil backout tariff was eliminated Jan. 1, 1996, an annual revenue reduction of about $12 million.

1996 - 1999
   In May 1996 the FPSC issued an order approving an agreement among the company, the Florida Office of Public Counsel (OPC) and the Florida Industrial Power Users Group (FIPUG) on a multi-year base rate freeze and refund plan. Under this plan, base rates were frozen through 1998 and the company's customers began receiving a $25-million refund starting in October 1996 over a 12-month period. The refund consists of $10 million of revenues deferred from 1995 and $15 million of 1996 revenues.
   In addition, the agreement set forth a multi-year plan for allocating revenues based on the company's ROE. For the years 1996 through 1998, the company retains all revenues contributing to a ROE up to 11.75 percent. Any additional revenues will be allocated according to a formula.
   In 1996, 40 percent of any actual revenues contributing to a ROE in excess of 11.75 percent were included in 1996 revenues. The remaining 60 percent were deferred for use in 1997 and 1998. Under this allocation $34.2 million of 1996 revenues were deferred. About
$65 million of revenues deferred from 1996 and 1995, after the effect of the $25-million refund are available for use in 1997 and 1998. It is expected that the company will recognize $30 million to $35 million of previously deferred revenues in 1997.
   In 1997, 40 percent of any revenues that contribute to a ROE in excess of 11.75 percent up to 12.75 percent will be included in 1997 revenues. The remaining 60 percent will be deferred for use in 1998 as will any revenues contributing to a ROE in excess of 12.75 percent.
The same 40 percent allocation will be made in 1998 after taking into account any deferred revenues not used in previous years. The remaining 60 percent, as well as any revenues contributing to a ROE in excess of 12.75 percent will be refunded to customers in 1999.
   In October 1996 the FPSC unanimously approved an agreement among the company, OPC and FIPUG that resolved all pending regulatory issues associated with the Polk Power Station.
   The agreement allows the full recovery of all of the expected capital costs, and operations and maintenance expenses associated with the Polk Power Station. The agreement also calls for an extension of the base rate freeze established in the May agreement through 1999.
The company has the option of filing an application with the FPSC on or after July 1, 1999 for authorization to adjust base rates after Jan. 1, 2000.
   Under the October agreement, the $25-million refund established in the May agreement remains intact and, in addition, customers will receive a $25-million temporary base rate reduction to be reflected as a credit on customer bills over a 15-month period beginning Oct. 1, 1997. This temporary base rate reduction will be netted against any refunds that otherwise might have been made in 1999 under the May agreement.
   The October agreement closely parallels the ROE formula in the May agreement. In 1999, 60 percent of the revenues contributing to a ROE in excess of 12.0 percent will be refunded to customers in 2000 along with any 1999 revenues which contribute to a ROE above 12.75 percent. The company agreed to remove from rate base the $5-million investment made in land at Port Manatee. This land has value for uses other than as a power plant site, and will continue to be recorded as an asset of the company. A citizens task force recommended using previously mined land in Polk County over the Manatee site as the preferred location for the Polk Power Station.

Environmental Cost Recovery Clause
   In August the FPSC approved the recovery of $3.0 million of the company's environmental compliance costs through the environmental cost recovery clause. These are new costs incurred by the company to comply with environmental regulations enacted subsequent to its most recent full regulatory price setting proceeding but not included in current rates. The company plans to seek continuing recovery of these types of costs through this clause until the next full regulatory price setting proceeding. Under the October 1996 agreement the earliest any such new prices could be in effect is in the year 2000.

Utility Competition:
   The company's retail business is substantially free from direct competition with other electric utilities, municipalities and public agencies. At the present time, the principal form of competition at the retail level consists of natural gas for residences and businesses and the self-generation option available to larger users of electric energy. Such users may seek to expand their options through legislative and/or regulatory initiatives that would permit competition at the retail level. The company intends to take all appropriate actions to retain and expand its retail business, including managing costs and providing high quality service to retail customers. Such action could, with the approval of the FPSC, include the use of load retention and/or economic development service contracts and tariffs to reduce the loss of existing load and/or acquire additional load. See the description of the IMC-Agrico request for proposals in the Operating Revenues section.
   There is presently active competition in the wholesale power markets in Florida, and this is increasing largely as a result of the Energy Policy Act of 1992 and related federal initiatives. This Act removed certain regulatory barriers to independent power producers and required utilities to transmit power from such producers, utilities and others to wholesale customers as more fully described below. The company continues its cost reduction efforts to increase its wholesale business, which is dependent on access to transmission systems owned by others.
   In April 1996 the Federal Energy Regulatory Commission (FERC) issued its Final Rule on Open Access Non-discriminatory Transmission, Stranded Costs, Open Access Same-time Information System (OASIS) and Standards of Conduct. These rules work together to open access for wholesale power flows on transmission systems. Utilities owning transmission facilities (including the company) are required to provide services to wholesale transmission customers comparable to those they provide to themselves on comparable terms and conditions including price. Among other things, the rules require transmission services to be unbundled from power sales and owners of transmission systems must take transmission service under their own transmission tariffs.
   Transmission system owners are also required to implement an OASIS system providing, via the Internet, access to transmission service information (including price and availability), and to rely exclusively on their own OASIS system for such information for purposes of their own wholesale power transactions. To facilitate compliance, owners must implement Standards of Conduct to ensure that personnel involved in marketing of wholesale power are functionally separated from personnel involved in transmission services and reliability functions. The company, together with other utilities, has implemented an OASIS system and believes it is in compliance with the Standards of Conduct.

FERC Proceedings:
   In July 1996 FERC's final rule on open access mandated that all public utilities file transmission service tariffs with terms and conditions that conform with FERC's "pro forma" tariffs. The company received interventions and protests from various parties to the implementing tariffs it filed. On Jan. 29, 1997, FERC ordered minor revisions in the terms and conditions of these tariffs. The rates proposed by the company had previously become effective on July 10, 1996, subject to refund.
   The company has intervened and protested the rates filed by Florida Power and Light Company and Florida Power Corporation.

FINANCING ACTIVITY
   The company's 1996 year-end capital structure was 40 percent debt, 59 percent common equity and 1 percent preferred equity. The company's objective is to maintain a capital structure over time that will support its current credit ratings.

Credit Ratings/Senior Debt
                               Duff & Phelps   Moody's    Standard & Poor's
                                    AA+          Aa2              AA

            In December 1996 the Polk County Industrial Development Authority issued $75 million of Solid Waste Disposal Facility Revenue Bonds for the benefit of the company. The bonds were issued at a tax-exempt rate of 5.85% and will mature on Dec. 1, 2030. The proceeds of the issue were used to repay short-term debt incurred during the construction of the Polk Power Station.
            In April 1996, the company retired $35 million aggregate par value 8.0% Series E and 7.44% Series F preferred stock at redemption prices of $102.00 and $101.00 respectively.
            As a part of its risk management program the company had entered into an interest rate exchange agreement to moderate its exposure to interest rate changes. This agreement expired in early 1996.
Currently, the company is not a party to and does not own any derivative instruments.

LIQUIDITY, CAPITAL RESOURCES
            The company met cash needs during 1996 largely with internally generated funds, short-term debt and capital contributions from its parent.
            At Dec. 31, 1996 the company had bank credit lines of $180 million, all of which was available.
            The company anticipates meeting its capital requirements for ongoing operations in 1997 through 2001 substantially from internally generated funds.

INVESTMENT CONSIDERATIONS

            The following are certain of the factors which could affect the company's future results. They should be considered in connection with evaluating forward-looking statements contained in this Management's Discussion and Analysis and elsewhere in this Report and otherwise made by or on the behalf of the company since these factors, among others, could cause actual results and conditions to differ materially from those projected in these forward-looking statements.
            General Economic Conditions. The company's business is dependent on general economic conditions. In particular, the projected growth in the company's service area is important to the realization of forecasts for annual energy sales growth for 1997 and beyond. An unanticipated downturn in the area's economy could adversely affect the company's performance through time.
            Weather Variations. The company's business is affected by variations in general weather conditions and unusually severe weather.
In particular, energy sales are sensitive to variations in weather conditions. The company forecasts energy sales on the basis of normal weather, which represents a long-term historical average. Significant variations from normal weather could have a material impact on energy sales. Unusual weather, such as hurricanes, could also have an effect on operating costs as well as sales.
            Potential Competitive Changes. The electric industry has been undergoing certain restructuring. Competition in wholesale power sales has been introduced on a national level. Some states have mandated or encouraged competition at the retail level. While there is active wholesale competition in Florida, the retail electric business has remained substantially free from direct competition. Changes in the competitive environment occasioned by legislation, regulation or market conditions, however, particularly with respect to retail competition, could adversely affect the company's business and its performance.
            Regulatory Actions. The company operates in a highly regulated industry. Its retail operations, including the prices it charges, are regulated by the FPSC, and its wholesale power sales and transmission services are subject to regulation by FERC. Changes in regulatory requirements or adverse regulatory actions could have an adverse affect on the company's performance.
            Commodity Price Changes. The company's business is sensitive to changes in certain commodity prices. Fuel costs used for generation are mostly affected by the cost of coal. The company is able to pass the cost of fuel through to retail customers, but increases in fuel costs affect electric prices and therefore the competitive position of electricity against other energy sources. On the wholesale side, the ability to make sales and the margins on power sales are affected by the cost of coal to the company particularly as it relates to the cost of oil and gas to other power producers.
            Environmental Matters. The company is subject to regulation by various governmental authorities dealing with air, water and other environmental matters. Changes in and compliance with these regulations may impose additional costs on the company, or result in the curtailment of certain activities.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                                                                 Page
                                                                  No.

Report of Independent Accountants                                 24

Balance Sheets, Dec. 31, 1996 and 1995                            25

Statements of Income for the years ended
  Dec. 31, 1996, 1995 and 1994                                    26

Statements of Cash Flows for the years ended
  Dec. 31, 1996, 1995 and 1994                                    27

Statements of Retained Earnings for the years ended
  Dec. 31, 1996, 1995 and 1994                                    28

Statements of Capitalization, Dec. 31, 1996 and 1995           28-30

Notes to Financial Statements                                  31-39



            Financial Statement Schedules have been omitted since they are not required, are inapplicable or the required information is presented in the financial statements or notes thereto.

                   REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
of Tampa Electric Company,


            We have audited the balance sheets of Tampa Electric Company, (a wholly owned subsidiary of TECO Energy, Inc.) as of Dec. 31, 1996 and 1995, and the related statements of income, cash flows, retained earnings and capitalization for each of the three years in the period ended Dec. 31, 1996. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

            In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tampa Electric Company as of Dec. 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended Dec. 31, 1996, in conformity with generally accepted accounting principles.




                                              COOPERS & LYBRAND L.L.P.
                                          Certified Public Accountants

Tampa, Florida
Jan. 15, 1997
                            BALANCE SHEETS
                              (millions)
                                Assets
Dec. 31,                                                  1996       1995
Property, Plant and Equipment,
               At Original Cost
Utility plant in service                              $3,536.6   $2,930.2
Construction work in progress                             40.2      475.2
                                                       3,576.8    3,405.4
Accumulated depreciation                              (1,298.5)  (1,203.3)
                                                       2,278.3    2,202.1
Other property                                             6.0         .9
                                                       2,284.3    2,203.0
Current Assets
Cash and cash equivalents                                   .1        3.8
Receivables, less allowance
               for uncollectibles                        128.8      120.3
Inventories, at average cost
 Fuel     57.0                                            70.0
 Materials and supplies                                   41.2       38.7
Prepayments                                                3.5        3.5
                                                         230.6      236.3
Deferred Debits
Unamortized debt expense                                  17.4       18.3
Deferred income taxes                                    102.9       94.6
Regulatory asset-tax related                              44.8       36.9
Other     43.2                                            50.1
                                                         208.3      199.9
                                                      $2,723.2   $2,639.2

                        Liabilities and Capital
Capital
Common stock                                           $ 935.4    $ 851.9
Retained earnings                                        191.7      188.2
                                                       1,127.1    1,040.1
Preferred stock, redemption not required                  20.0       55.0
Long-term debt, less amount due
               within one year                           661.1      583.1
                                                       1,808.2    1,678.2
Current Liabilities
Long-term debt due within one year                         1.0       26.0
Notes payable                                             98.6      144.5
Accounts payable                                         117.3      117.4
Customer deposits                                         52.9       51.3
Interest accrued                                          12.1        8.9
Taxes accrued                                              7.4       16.5
                                                         289.3      364.6
Deferred Credits
Deferred income taxes                                    359.5      331.8
Investment tax credits                                    53.8       58.5
Regulatory liability-tax related                          80.6       84.5
Other    131.8                                           121.6
                                                         625.7      596.4
                                                      $2,723.2   $2,639.2

The accompanying notes are an integral part of the financial statements.
                         STATEMENTS OF INCOME
                              (millions)


Year ended Dec. 31,                           1996        1995       1994

Operating Revenues
Residential                                $ 539.7    $  523.3    $ 505.5
Commercial                                   321.3       316.1      316.8
Industrial-Phosphate                          59.6        61.7       58.3
Industrial-Other                              43.3        45.0       50.0
Sales for resale                              93.3        80.0       70.4
Deferred and other revenues                   55.7        66.2       93.9
                                           1,112.9     1,092.3    1,094.9
Operating Expenses
Operation
               Fuel                          383.1       384.3      389.3
               Purchased power                49.0        44.4       33.4
               Other                         164.2       163.3      171.6
Restructuring charge                            --          --       21.3
Maintenance                                   65.5        69.6       72.9
Depreciation                                 120.2       113.3      115.1
Taxes-Federal and state income                71.3        66.2       57.4
Taxes-Other than income                       87.0        87.9       86.8
                                             940.3       929.0      947.8
Operating Income                             172.6       163.3      147.1

Other Income (Expense)
Allowance for other funds
 used during construction                     16.5        13.7        3.5
Other income (expense), net                    (.2)        (.4)      (1.2)
                                              16.3        13.3        2.3
Income before interest charges               188.9       176.6      149.4

Interest Charges
Interest on long-term debt                    39.3        38.2       36.9
Other interest                                14.4        10.3        4.6
Allowance for borrowed funds
 used during construction                     (6.4)       (5.6)      (2.2)
                                              47.3        42.9       39.3
Net Income                                   141.6       133.7      110.1
Preferred dividend
 requirements                                  1.8         3.6        3.6
Balance Applicable to
               Common Stock               $  139.8    $  130.1   $  106.5

The accompanying notes are an integral part of the financial statements.

                       STATEMENTS OF CASH FLOWS
                              (millions)
Year ended Dec. 31,                           1996        1995       1994
Cash Flows from
 Operating Activities
 Net income                                 $141.6     $ 133.7    $ 110.1
 Adjustments to reconcile net
               income to net cash
  Depreciation                               120.2       113.3      115.1
  Deferred income taxes                        7.6       (13.8)     (14.1)
  Restructuring charge and
     other cost reductions                      --          --       21.3
  Investment tax credits, net                 (4.7)       (4.8)      (5.4)
  Allowance for funds used
               during construction           (22.9)      (19.3)      (5.7)
  Deferred clause revenues
               (expenses)                      4.0       (12.4)      19.9
  Deferred revenue                            34.2        50.8         --
  Coal contract buyout                         2.7         2.0      (25.5)
  Refund to customers                         (6.0)         --       (2.4)
  Receivables, less allowance
               for uncollectibles             (8.5)      (16.8)      (5.3)
  Fuel inventory                              13.0        25.8      (18.4)
  Taxes accrued                               (9.1)       14.4      (10.2)
  Accounts payable                             (.1)        3.6       27.8
  Other                                      (12.5)       25.1       18.1
                                             259.5       301.6      225.3
Cash Flows from
 Investing Activities
 Capital expenditures                       (203.4)     (334.5)    (230.8)
Allowance for funds used
               during construction            22.9        19.3        5.7
                                            (180.5)     (315.2)    (225.1)
Cash Flows from
 Financing Activities
Proceeds from contributed
               capital from parent            83.0        76.0      111.0
Proceeds from long-term debt                  78.0          .6         .7
Repayment of long-term debt                  (25.3)        (.2)       (.2)
Net increase (decrease)in
               short-term debt               (45.9)       52.7       10.3
Redemption of preferred stock                (35.5)         --         --
Dividends                                   (137.0)     (118.8)    (119.4)
                                             (82.7)       10.3        2.4
Net increase (decrease)
  in cash and cash equivalents                (3.7)       (3.3)       2.6
Cash and cash equivalents at
  beginning of year                            3.8         7.1        4.5
Cash and cash equivalents at
  end of year                              $    .1     $   3.8    $   7.1

Supplemental Disclosure of Cash Flow Information
  Cash paid during the year for:
               Interest                    $  39.4     $  42.6    $  39.8
               Income taxes                $  83.9     $  71.2    $  83.9

The accompanying notes are an integral part of the financial statements.
                    STATEMENTS OF RETAINED EARNINGS
                              (millions)

Year ended Dec. 31,                          1996       1995     1994
Balance, Beginning of Year                 $187.1(1)  $173.3   $182.6(2)
Add-Net income                              141.6      133.7    110.1
                                            328.7      307.0    292.7
Deduct-Cash dividends on
    capital stock
  Preferred                                   2.1        3.6      3.6
  Common                                    134.9      115.2    115.8
                                            137.0      118.8    119.4
Balance, End of Year                       $191.7     $188.2   $173.3

(1) The Retained Earnings balance was reduced by $1.1 million related to the retirement of preferred stock Series E and F on April 29, 1996. See Statements of Capitalization below.
(2) The Retained Earnings balance at Jan. 1, 1994 was restated to reflect a net $.3 million reclassification of stock issuance expense and additional paid in capital in accordance with a FERC audit recommendation. See Note B on page 33.

The accompanying notes are an integral part of the financial statements.

                          STATEMENTS OF CAPITALIZATION

                                           Capital Stock
                                            Outstanding        Cash Dividends
                                            Dec.31, 1996       Paid in 1996(1)
                               Current
                              Redemption                        Per
                                Price     Shares   Amount(2)   Share Amount(2)
Common stock-Without par value
25 million shares
   authorized                    N/A            10  $935.4      N/A   $135.0
Preferred Stock-$100 Par Value
1.5 million shares authorized
          4.32% Cumulative,
            Series A            $103.75     49,600   $ 5.0    $4.32     $ .2
          4.16% Cumulative,
            Series B            $102.875    50,000     5.0    $4.16       .2
          4.58% Cumulative,
            Series D            $101.00    100,000    10.0    $4.58       .5
          8.00% Cumulative,
            Series E (3)          --            --      --       --       .5 (3)
          7.44% Cumulative,
            Series F (3)          --            --      --       --       .7 (3)
                                           199,600   $20.0              $2.1
Preferred Stock - No Par
2.5 million shares authorized, none outstanding.
Preference Stock - No Par
2.5 million shares authorized, none outstanding.
_________________
(1)       Quarterly dividends paid on Feb. 15, May 15, Aug. 15 and Nov. 15.
(2)       Millions.
(3) Amounts paid in 1996 for Series E and F reflect dividends paid through April 29, 1996, the date that these series were redeemed.

   In April 1996, the company retired $35 million aggregate par value of 8.00% Series E and 7.44% Series F preferred stock at redemption prices of $102.00 and $101.00 per share, respectively.
  At Dec. 31, 1996, preferred stock had a carrying amount of $20.0 million and an estimated fair market value of $12.6 million. The estimated fair market value of preferred stock was based on quoted market prices.

Long-Term Debt Outstanding at Dec. 31,              Due       1996      1995
First mortgage bonds (issuable in series):
 5 1/2%                                            1996    $    --    $ 25.0
 7 3/4%                                            2022       75.0      75.0
 5 3/4%                                            2000       80.0      80.0
 6 1/8%                                            2003       75.0      75.0
Installment contracts payable(2)
 5 3/4%                                            2007       24.1      24.4
 7 7/8% Refunding bonds(3)                         2021       25.0      25.0
 8% Refunding bonds(3)                             2022      100.0     100.0
 6 1/4% Refunding bonds(4)                         2034       86.0      86.0
 5.85%                                             2030       75.0        --
 Variable rate: 3.56% for 1996 and
  3.81% for 1995(1)                                2025       51.6      51.6
 Variable rate: 3.43% for 1996 and
  3.72% for 1995(1)                                2018       54.2      54.2
 Variable rate: 3.67% for 1996 and
 3.90% for 1995(1)(5)                              2020       20.0      16.9
Unamortized debt premium (discount), net                      (3.8)     (4.0)
                                                           662.1       609.1
Less amount due within one year(6)                             1.0      26.0
Total long-term debt                                       $ 661.1   $ 583.1

(1)       Composite year-end interest rate.
(2)       Tax-exempt securities.
(3) Proceeds of these bonds were used to refund bonds with interest rates of 11 5/8% - 12 5/8%. For accounting purposes, interest expense has been recorded using blended rates of 8.28%-8.66% on the original and refunding bonds, consistent with regulatory treatment.
(4) Proceeds of these bonds were used to refund bonds with an interest rate of 9.9% in February 1995. For accounting purposes, interest expense has been recorded using a blended rate of 6.52% on the original and refunding bonds, consistent with regulatory treatment.
(5) This amount is recorded net of $3.1 million on deposit with trustee at Dec. 31, 1995.
(6) Of the amount due in 1997, $.8 million may be satisfied by the substitution of property in lieu of cash payments.

  Substantially all of the property, plant and equipment of the company is pledged as collateral. Maturities and annual sinking fund requirements of long-term debt for the years 1998, 1999, 2000 and 2001 are $1.1 million, $1.1 million, $81.1 million, and $1.1 million, respectively. Of these amounts $.8 million per year for 1998 through 2001 may be satisfied by the substitution of property in lieu of cash payments.

     At Dec. 31, 1996, total long-term debt had a carrying amount of $661.1 million and an estimated fair market value of $701.5 million. The estimated fair market value of long-term debt was based on quoted market prices for the same or similar issues, on the current rates offered for debt of the same remaining maturities, or for long-term debt issues with variable rates that approximate market rates, at carrying amounts. The carrying amount of long-term debt due within one year approximated fair market value because of the short maturity of these instruments.
     The company had an interest rate exchange agreement, which expired Jan. 11, 1996, to reduce the cost of $100 million of fixed rate long-term debt. The agreement reduced interest expense by $2.3 million per year in 1995 and 1994.

The accompanying notes are an integral part of the financial statements.
                     NOTES TO FINANCIAL STATEMENTS


A.   Summary of Significant Accounting Policies

Basis of Accounting
     Tampa Electric Company (Tampa Electric or the company) maintains its accounts in accordance with recognized policies prescribed or permitted by the Florida Public Service Commission (FPSC) and the Federal Energy Regulatory Commission (FERC). These policies conform with generally accepted accounting principles in all material respects.
     The impact of Financial Accounting Standard (FAS) No. 71, Accounting for the Effects of Certain Types of Regulation, has been minimal in the company's experience, but when cost recovery is ordered over a period longer than a fiscal year, costs are recognized in the period that the regulatory agency recognizes them in accordance with FAS 71. Also as provided in FAS 71, the company has deferred revenues in accordance with various regulatory agreements approved by the FPSC in 1995 and 1996. In the future, these revenues will be recognized as allowed under the terms of the agreements.
     The company's retail and wholesale businesses are regulated by the FPSC and the FERC, respectively. Prices allowed by both agencies are generally based on recovery of prudent costs incurred plus a reasonable return on invested capital.
     The use of estimates is inherent in the preparation of financial statements in accordance with generally accepted accounting principles.

Revenues and Fuel Costs
     Revenues include amounts resulting from cost recovery clauses which provide for monthly billing charges to reflect increases or decreases in fuel, purchased capacity, oil backout, conservation and environmental costs. These adjustment factors are based on costs projected by the company for a specific recovery period. Any over-recovery or under-recovery of costs plus an interest factor are taken into account in the process of setting adjustment factors for subsequent recovery periods. Over-recoveries of costs are recorded as deferred credits and under-recoveries of costs are recorded as deferred debits.
     In August 1996, the FPSC approved the company's petition for recovery of certain environmental compliance costs through the environmental cost recovery clause. These are new costs incurred by the company to comply with environmental regulations enacted subsequent to its most recent full regulatory price setting proceeding but not included in current rates. The company plans to seek continuing recovery of these types of costs through this clause until the next full regulatory price setting proceeding.
     On May 10, 1995, the FPSC approved the termination of the oil backout clause effective Jan. 1, 1996. Any oil backout project costs incurred beginning Jan 1, 1996 were no longer recovered through the cost recovery clause.
     In December 1994, the company bought out a long-term coal supply contract which would have expired in 2004 for a lump sum payment of $25.5 million and entered into two new contracts with the supplier.
The coal supplied under the new contracts is competitive in price with coals of comparable quality. As a result of this buyout, the company's customers will benefit from anticipated net fuel savings of more than $40 million through the year 2004. In February 1995, the FPSC authorized the recovery of the $25.5 million buy-out amount plus carrying costs through the Fuel and Purchased Power Cost Recovery
Clause over the ten-year period beginning April 1, 1995. In 1996 and 1995, $2.7 million and $2 million, respectively, of buy-out costs were amortized to expense.
     Certain other costs incurred by the company are allowed to be recovered from customers through prices approved in the regulatory process. These costs are recognized as the associated revenues are billed.
     The company accrues base revenues for services rendered but unbilled to provide a closer matching of revenues and expenses.
     In May 1996, the FPSC issued an order approving an agreement among the company, the Office of Public Counsel (OPC) and the Florida Industrial Power Users Group (FIPUG) regarding 1996 earnings. This agreement provides for a $25-million revenue refund to customers to be made over the 12-month period beginning Oct. 1, 1996. This refund consists of $15 million of revenues deferred from 1996 and $10 million of revenues deferred from 1995, plus accrued interest.
     In October 1996, the FPSC approved an agreement among the company, OPC and FIPUG that resolved all pending regulatory issues associated with the Polk Power Station. The agreement allows the full recovery of all of the expected capital costs and operations and maintenance expenses associated with the Polk Power Station, and calls for an extension of the base rate freeze established in the May agreement through 1999. Under the October agreement, the $25-million refund established in the May agreement remains intact and customers will receive a $25-million temporary base rate reduction to be reflected as a credit on customer bills over a 15-month period beginning Oct. 1, 1997.

Depreciation
     The company provides for depreciation primarily by the straight-line method at annual rates that amortize the original cost, less net salvage, of depreciable property over its estimated service life. The provision for utility plant in service, expressed as a percentage of the original cost of depreciable property, was 3.9% for 1996 and 1995, and 4.2% for 1994.
     The original cost of utility plant retired or otherwise disposed of and the cost of removal less salvage are charged to accumulated depreciation.

Asset Impairment
     FAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets Disposed Of (FAS 121), effective for years beginning after Dec. 15, 1995, requires that long-lived assets and certain intangibles to be held and used by the company be reviewed for impairment. The company periodically assesses whether there has been a permanent impairment of these assets. No write-down of assets due to impairment was required in 1996.

Deferred Income Taxes
     The company utilizes the liability method in the measurement of deferred income taxes. Under the liability method, the temporary differences between the financial statement and tax bases of assets and liabilities are reported as deferred taxes measured at current tax rates. The company is a regulated enterprise, and its books and records reflect approved regulatory treatment, including certain adjustments to accumulated deferred income taxes and the establishment of a corresponding regulatory tax liability reflecting the amount payable to customers through future rates.

Investment Tax Credits
     Investment tax credits have been recorded as deferred credits and are being amortized to income tax expense over the service lives of the related property.

Allowance for Funds Used During Construction (AFUDC)
     AFUDC is a non-cash credit to income with a corresponding charge to utility plant which represents the cost of borrowed funds and a reasonable return on other funds used for construction. The rate used to calculate AFUDC is revised periodically to reflect significant changes in the company's cost of capital. The rate was 7.79% for 1996 and 1995, and 7.28% for 1994. The base on which AFUDC is calculated excludes construction work in progress which has been included in rate base.

Short-Term Investments
     There were no short-term investments or available-for-sale securities at Dec. 31, 1996 or 1995.

Reclassifications and Restatements
     Certain 1995 and 1994 amounts were reclassified or restated to conform with current year presentation.

B.   Common Stock

The company is a wholly owned subsidiary of TECO Energy, Inc.

                                                Common Stock      Issue
                                               Shares   Amount   Expense
(thousands)
Balance Dec. 31, 1993                            10    $666.3    $(1.7)
 Contributed capital from parent                        111.0       --
Reclassification to other
   capital accounts(1)                                     --       .3
Balance Dec. 31, 1994                            10     777.3     (1.4)
 Contributed capital from parent                         76.0       --
Balance Dec. 31, 1995                            10     853.3     (1.4)
 Contributed capital from parent                         83.0       --
 Costs associated with Preferred
   Stock retirements (2)                                   --       .5
Balance Dec. 31, 1996                            10    $936.3    $ (.9)

(1) In 1994, a FERC audit recommended that $.3 million of net costs be reclassified from common stock issuance expense and additional paid in capital, to retained earnings. The issuance expense related to a retired series of preferred stock.
(2) In April 1996, the company retired $35 million aggregate par value of 8.00% Series E and 7.44% series F preferred stock. In connection with this retirement, $.5 million of associated issuance costs were recognized.

C.             Retained Earnings

               The company's Restated Articles of Incorporation and certain series of the company's first mortgage bond issues contain provisions that limit the dividend payment on the company's common stock and the purchase or retirement of the company's capital stock. At Dec. 31, 1996, substantially all of the company's retained earnings were available for dividends on its common stock.

D.             Retirement Plan

               The company is a participant in the comprehensive retirement plan of TECO Energy, which has a non-contributory defined benefit retirement plan which covers substantially all employees. Benefits are based on employees' years of service and average final earnings.
               TECO Energy's policy is to fund the plan within the guidelines set by ERISA for the minimum annual contribution and the maximum allowable as a tax deduction by the IRS. The company's share of net pension expense, excluding the restructuring charge, was $1.8 million for 1996, $0.2 million for 1995 and $0.9 million for 1994. The company's portion of pension expense related to the restructuring charge in 1994 was $12.7 million. About 67 percent of plan assets were invested in common stocks and 33 percent in fixed income investments at Dec. 31, 1996.
               Components of net pension expense, reconciliation of the funded status and the accrued pension liability are presented below for TECO
Energy consolidated.

Components of Net Pension Expense
(millions)
                                               1996      1995      1994
Service cost
  (benefits earned during the period)          $ 9.4     $ 7.2     $ 8.8
Interest cost on projected
  benefit obligations                           18.8      17.3      15.8
Less: Return on plan assets
  Actual                                        43.4      66.4      (3.7)
  Less net amortization of unrecognized
   transition asset and deferred return         18.6      43.3     (25.8)
Net return on assets                            24.8      23.1      22.1
Net pension expense                              3.4       1.4       2.5
Effect of restructuring charge                   (.9)       --      13.3
Net pension expense recognized
  in the Consolidated Statements
  of Income                                    $ 2.5     $ 1.4     $15.8

Reconciliation of the Funded Status of the Retirement Plan and the Accrued Pension Prepayment/(Liability)
(millions)
                                                   Dec. 31,    Dec. 31,
                                                      1996       1995

Fair market value of plan assets                    $ 320.5     $ 286.7
Projected benefit obligation                         (262.2)     (260.2)
Excess of plan assets over projected
 benefit obligation                                    58.3        26.5
Less unrecognized net gain from past
 experience different from that assumed                65.9        33.4
Less unrecognized prior service cost                  (11.7)       (7.1)
Less unrecognized net transition asset
 (being amortized over 19.5 years)                      8.5         9.5
Accrued pension prepayment/(liability)              $  (4.4)    $  (9.3)

Accumulated benefit obligation
 (including vested benefits of
 $196.7 for 1996 and $193.2 for 1995)               $ 220.0     $ 215.2

Assumptions Used in Determining Actuarial Valuations
                                                       1996        1995
Discount rate to determine projected
  benefit obligation                                   7.75%        7.3%
Rates of increase in compensation levels            3.3-5.3%    3.3-5.3%
Plan asset growth rate through time                       9%          9%

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

Components of Postretirement Benefit Cost (millions)
                                                   1996    1995     1994
Service cost (benefits earned
  during the period)                              $ 1.3    $ 1.2   $ 1.5
Interest cost on projected
  benefit obligations                               4.3      4.8     4.1
Amortization of transition obligation
  (straight line over 20 years)                     1.9      2.0     2.1
Amortization of actuarial (gain)/loss                .3       .2      .2
 Net periodic postretirement
   benefit expense                                  7.8      8.2     7.9
Effect of restructuring charge                       --       --     2.6
Net periodic postretirement
   benefit expense recognized in
   the Statements of Income                       $ 7.8    $ 8.2   $10.5

Reconciliation of the Funded Status of the Postretirement Benefit Plan and the Accrued Liability (millions)
                                                       Dec. 31, Dec. 31,
                                                          1996     1995
Accumulated postretirement benefit obligation
 Active employees eligible to retire                     $ (2.4)  $ (2.2)
 Active employees not eligible to retire                  (18.6)   (22.6)
 Retirees and surviving spouses                           (37.8)   (41.8)
                                                          (58.8)   (66.6)
Less unrecognized net gain/(loss)
  from past experience                                     (9.2)   (16.7)
Less unrecognized transition obligation                   (29.6)   (33.9)
 Liability for accrued postretirement benefit            $(20.0)  $(16.0)

Assumptions used in Determining Actuarial Valuations

Discount rate to determine projected
  benefit obligation                                       7.75%    7.35%

     The assumed health care cost trend rate for medical costs prior to age 65 was 10.25% in 1996 and decreases to 5.75% in 2002 and thereafter. The assumed health care cost trend rate for medical costs after age 65 was 7.25% in 1996 and decreases to 5.75% in 2002 and thereafter.
     A 1 percent change in the medical trend rates would produce a 7 percent ($0.4 million) change in the aggregate service and interest cost for 1996 and an 8 percent ($4.7 million) change in the accumulated postretirement benefit obligation as of Dec. 31, 1996.

F. Restructuring Charge

In 1994, the company implemented a corporate restructuring program which resulted in a $21.3 million charge ($13.1 million after tax). The cost of this restructuring program included 225 early retirements, the elimination of other positions and other cost control initiatives. Approximately $1.7 million of this charge was paid in 1994 and $3.8 million in 1995. No amount remained payable at the end of 1996. The impact on pension cost resulting from the restructuring as determined under the provisions of FAS 88, "Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," was approximately $13.0 million. The impact on postretirement benefits as determined under FAS 106, "Accounting for Postretirement Benefits Other Than Pensions," was approximately $2.6 million. These amounts are included as part of the total charge of $21.3 million. See Note D on pages 34 and 35, and Note E on pages 35 and 36.

G.   Income Tax Expense

The company is included in the filing of a consolidated Federal income tax return with its parent and affiliates. The company's income tax expense is based upon a separate return computation. Income tax expense consists of the following components:

(millions)                                     Federal     State    Total
1996
Currently payable                               $ 58.1   $ 10.1    $ 68.2
Deferred                                           6.7       .9      7.6
Amortization of investment
 tax credits                                      (4.7)        -     (4.7)
Total income tax expense                        $ 60.1   $ 11.0      71.1
Included in other income, net                                         (.2)
Included in operating expenses                                     $ 71.3

1995
Currently payable                               $ 72.1   $ 12.5    $ 84.6
Deferred                                         (11.8)    (2.0)    (13.8)
Amortization of investment
 tax credits                                      (4.8)      -       (4.8)
Total income tax expense                        $ 55.5   $ 10.5      66.0
Included in other income, net                                         (.2)
Included in operating expenses                                     $ 66.2

1994
Currently payable                               $ 68.3    $ 9.9    $ 78.2
Deferred                                         (11.1)    (3.0)   (14.1)
Investment tax credits                             (.6)      --       (.6)
Amortization of investment
 tax credits                                      (4.8)       --     (4.8)
Total income tax expense                        $ 51.8    $ 6.9      58.7
Included in other income, net                                         1.3
Included in operating expenses                                     $ 57.4

     Deferred taxes result from temporary differences in the
recognition of certain liabilities or assets for tax and financial reporting purposes. The principal components of the company's deferred tax assets and liabilities recognized in the balance sheet are as follows:
                                                    Dec. 31,   Dec. 31,
(millions)                                             1996      1995
Deferred tax assets(1)
 Property related                                  $  84.4      $  76.6
 Leases                                                5.4          5.5
 Insurance reserves                                    7.2          6.6
 Early capacity payments                               2.2          2.2
 Other                                                 3.7          3.7
  Total deferred income tax assets                   102.9         94.6
Deferred income tax liabilities(1)
 Property related                                   (401.7)      (361.5)
 Other                                                42.2         29.7
  Total deferred income tax liabilities             (359.5)      (331.8)
  Accumulated deferred income taxes                $(256.6)     $(237.2)
_________________
(1) Certain property related assets and liabilities have been netted.

The total income tax provisions differ from amounts computed by applying the federal statutory tax rate to income before income taxes for the following reasons:

(millions)                                   1996       1995       1994
Net income                                 $141.6     $133.7     $110.1
Total income tax provision                   71.2       66.0       58.7
Income before income taxes                 $212.8     $199.7     $168.8

Income taxes on above at federal
 statutory rate (35% for 1996,
 1995 and 1994)                            $ 74.5     $ 70.0     $ 59.1
Increase (decrease) due to
  State income tax, net of federal
  income tax                                  7.2        6.8        4.5
  Amortization of investment tax
  credits                                    (4.7)      (4.8)      (4.8)
  Equity portion of AFUDC                    (5.8)      (4.9)      (1.4)
  Other                                       (.1)      (1.1)       1.3
Total income tax provision                 $ 71.1     $ 66.0     $ 58.7
Provision for income taxes as
  a percent of income before
  income taxes                               33.4%      33.0%      34.8%

H.   Short-Term Debt

  Notes payable consisted exclusively of commercial paper with weighted average interest rates of 5.40% and 5.69% at Dec. 31, 1996 and Dec. 31, 1995, respectively. The carrying amount of notes payable approximated fair market value because of the short maturity of these instruments. Unused lines of credit at Dec. 31, 1996 were $180 million. Certain lines of credit require commitment fees ranging from
 .05% to .075% on the unused balances.

I.   Related Party Transactions (millions)

Net transactions with affiliates are as follows:

                                             1996       1995       1994
Fuel and interchange related, net          $154.9     $166.4     $180.0
Administrative and general, net            $ 10.1     $ 11.8      $ 9.0

Amounts due from or to affiliates of the company at year-end are as follows:

                                             1996       1995
Accounts receivable                        $  2.3     $  2.6
Accounts payable                           $ 17.7     $ 23.9

Accounts receivable and accounts payable were incurred in the ordinary course of business and do not bear interest.

J.   Pending Merger

  In November 1996, TECO Energy announced an agreement with Lykes Energy, Inc. (LEI) to merge it into TECO Energy in a tax-free, stock-for-stock transaction with an equity value of $300 million. This merger, to be accounted for as a pooling of interests, was approved by both companies' boards of directors and in December 1996 by the Lykes Energy shareholders. Approval by TECO Energy shareholders is not required.
  The principal subsidiary of LEI is Peoples Gas System (PGS), a regulated retail natural gas distributor in Florida. PGS is Florida's largest natural gas distribution company with retail operations in all of the state's major metropolitan communities and over 200,000 customers. It recorded annual sales of 86 Bcf of natural gas in fiscal 1996.
     TECO Energy plans to merge PGS into Tampa Electric immediately after the merger between TECO Energy and LEI, and thereafter to operate PGS as a separate business unit.
  The merger is subject to certain closing conditions with closing expected by mid-year 1997.

K.   Commitments and Contingencies

  The company has made certain commitments in connection with its continuing capital improvements program. Capital expenditures are estimated to be $116 million for 1997 and $470 million for 1998 through 2001 for equipment and facilities to meet customer growth. This includes commitments of approximately $7 million at the end of 1996.
  Capital requirements for PGS are not reflected in the above projections. Capital investment plans for this company are still being developed.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     During the period from Jan. 1, 1995 to the date of this report, the company has not had and has not filed with the Commission a report as to any changes in or disagreements with accountants on accounting principles or practices, financial statement disclosure or auditing scope or procedure.

                               PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     (a) Information concerning Directors of Tampa Electric is as follows:

                                   Principal Occupation During
                                   Last Five Years and        Director
                  Name      Age    Other Directorships Held     Since

Girard F. Anderson           65   President and Chief Operating  1994
                                   Officer, TECO Energy, Inc.;
                                   formerly Executive Vice President
                                  -Utility Operations, TECO Energy,
                                  Inc. and President and Chief
                                  Operating Officer, Tampa Electric
                                 Company

DuBose Ausley                 59  Chairman, Ausley & McMullen    1992
                                (attorneys), Tallahassee, Florida;
                                formerly Chairman Macfarlane,
                                Ausley, Ferguson & McMullen
                                (attorneys), Tallahassee, Florida
                                and President of a predecessor firm;
                                also a director of Sprint Corporation
                                and Capital City Bank Group Inc.

Sara L. Baldwin               65  Private Investor; formerly     1980
                                Vice President, Baldwin and
                                Sons, Inc. (insurance agency),
                                Tampa, Florida

Hugh L. Culbreath             75  Retired; formerly Chairman of   1971
                                the Board of TECO Energy, Inc.
                                and Tampa Electric Company

James L. Ferman, Jr.         53   President, Ferman Motor Car     1985
                                Company, Inc. (automobile
                                dealerships), Tampa, Florida;
                                also a director of The Bank of
                                Tampa and its holding company,
                                The Tampa Banking Company

Edward L. Flom               67   Retired; formerly Chairman      1980
                                of the Board and Chief Executive
                                Officer, Florida Steel
                                Corporation (production and
                                fabrication of steel products),
                                Tampa, Florida; also a director
                                of Outback Steakhouse, Inc.

Henry R. Guild, Jr.           68  President and Director, Northeast1980
                                Investment Management, Inc. (private
                                trustees and family investment
                                advisers), Boston, Massachusetts

Timothy L. Guzzle             60  Chairman of the Board and       1988
                                Chief Executive Officer,
                                Tampa Electric Company and
                                TECO Energy, Inc.; also a director
                                of NationsBank Corporation

Dennis R. Hendrix             57  Chairman of the Board and formerly 1995
                                Chief Executive Officer and
                                President, PanEnergy Corp
                                interstate gas pipeline),
                                Houston, Texas;
                                 also a director of Texas Eastern
                                Products Pipeline Company, general
                                partner of TEPPCO Partners, LP, a
                                publicly traded limited partnership

Robert L. Ryan               53   Senior Vice President and       1991
                                Chief Financial Officer,
                                Medtronic, Inc. (medical
                                devices manufacturer),
                                Minneapolis, Minnesota;
                                formerly Vice President-Finance,
                                Union Texas Petroleum Holdings,
                                Inc. (independent oil and gas
                                exploration and production),
                                Houston, Texas; also a director
                                of Inter-Regional Financial Group,
                                Inc. and United Healthcare Corporation

William P. Sovey               63 Vice Chairman and Chief Executive 1996
                                Officer and formerly President
                                and Chief Operating Officer,
                                Newell Co. (consumer products),
                                Freeport, Illinois; also a director
                                of Acme Metals, Inc.

J. Thomas Touchton           58   Managing Partner, The           1987
                                Witt-Touchton Company (private
                                investment partnership), Tampa,
                                Florida; also a director of
                                17 Merrill Lynch-sponsored
                                mutual funds

John A. Urquhart             68   President, John A. Urquhart     1991
                                Associates (management
                                consultants), Fairfield,
                                Connecticut and Vice Chairman and
                                Director of Enron Corp. (diversified
                                natural gas company), Houston, Texas;
                                formerly Senior Vice President,
                                G. E. Industrial & Power Systems,
                                General Electric Company; also a
                                director of Hubbell Incorporated and
                                Aquarion Company

James O. Welch, Jr.           65  Retired; formerly Vice Chairman, 1976
                                RJR Nabisco, Inc. and Chairman,
                                 Nabisco Brands, Inc.; also a
                                director of Kmart Corporation and
                                Vanguard Group of Investment Companies

  The term of office of each director extends to the next annual meeting of shareholders, scheduled to be held on April 16, 1997, and until a successor is elected and qualified. At present, all the directors of the company are also directors of TECO Energy.

(b) Information concerning the current executive officers of the company is as follows:

                                                Current Positions and
                                                Principal Occupations
Name                          Age               During Last Five Years
Timothy L. Guzzle              60               Chairman of the Board and
                                                Chief Executive Officer;
                                                also Chairman of the
                                                Board and Chief Executive
                                                Officer of TECO Energy, Inc.

Keith S. Surgenor               49             President and Chief
                                                Operating Officer, 1994 to
                                                date; and prior thereto, Vice
                                                President-Human Resources.

Charles R. Black                46              Vice President-Energy Supply,
                                                January 1997 to date; and
                                                prior
                                                thereto, Vice President-Project
                                                Management.

William N. Cantrell             44             Director Peoples Gas Companies
                                                Transition Team, 1996 to date;
                                                Vice President-Energy Supply,
                                                1994 to January 1997; and
                                                prior
                                                thereto, Vice President-Energy
                                                Resource Planning.

Roger A. Dunn                  54             Vice President-Human
                                                Resources,
                                                1995 to date; also
                                                Vice President-Human Resources
                                                of TECO Energy, Inc., 1995 to
                                                date; and prior thereto,
                                                Senior Vice President-
                                                Human Resources and
                                                Corporate Affairs of LTV
                                                Corporation (steel
                                                manufacturer), Cleveland, Ohio.

Gordon L. Gillette             37              Vice President-Regulatory
                                                And Business Strategy, 1996 to
                                                date;
                                                Vice President-Regulatory
                                                Affairs,
                                                1994 to 1996; and prior
                                                thereto,
                                                Director-Project Services,
                                                TECO Power Services
                                                Corporation.

William L. Griffin             42              Vice President-Controller,
                                                1996 to date; also Vice
                                                President-Controller, TECO
                                                Energy, Inc, 1994 to
                                                date; and
                                                prior thereto, Vice President
                                                and Group Controller,
                                                Automatic Transmission
                                                Systems,
                                                a division of Borg-Warner
                                                Automotive Corporation.
                                                (automobile parts
                                                 manufacturer), Chicago,
                                                Illinois.

Roger H. Kessel                 60             General Counsel and Secretary,
                                               1992
                                                to date; Also Senior Vice
                                                President-General Counsel and
                                                Secretary of TECO Energy,
                                                Inc.,
                                                April 1995 to date.

Alan D. Oak                     50              Vice President, Treasurer and
                                                Chief Financial Officer;
                                                also Senior Vice President-
                                                Finance and Chief Financial
                                                Officer of TECO
                                                Energy, Inc.

John B. Ramil                   41             Vice President-Energy Services
                                                and Planning, 1994 to date;
                                                Vice President-Energy Services
                                                and Bulk Power, 1994;
                                                Director-Resource Planning,
                                                1993 to 1994; and prior
                                                thereto, Director-Power
                                                Resource Planning.

Harry I. Wilson                 58             Vice President-Energy
                                                 Delivery, 1996
                                                to date; and prior thereto,
                                                Vice President-Transmission
                                                and Distribution.


     There is no family relationship between any of the persons named in response to Item 10. The term of office of each officer extends to and expires at the meeting of the Board of Directors following the next annual meeting of shareholders, scheduled to be held on April 16, 1997, and until a successor is elected and qualified.


Item 11.  EXECUTIVE COMPENSATION.

     The following tables set forth certain compensation information for the Chief Executive Officer of the company and each of the four other most highly compensated executive officers of the company.
                            Summary Compensation Table

                                                                           Long-Term
                                                                          Compensation
                                    Annual Compensation                      Awards
                                                         Other      Res-            Shares
                                                        Annual      tricted      Underlying   All Other
Name and                                                Compen-      Stock          Options     Comp-
Principal Position           Year    Salary     Bonus   sation (1)  Awards(2)     /SARs(#)(3)  sation(4)
Timothy L. Guzzle(5)         1996  $526,250  $480,000               $491,150                   $32,010
Chairman of the Board        1995   493,750   415,000    $50,925                     60,000     31,092
Chief Executive Officer      1994   468,750   384,000                                40,000     28,703

Keith S. Surgenor(5)         1996   295,000   215,000                206,800                    14,199
President and Chief          1995   272,500   195,000     45,664                     25,000     17,994
Operating Officer            1994   215,376   225,000                                12,000     13,986

Roger H. Kessel(5)           1996   248,500   163,000                143,350                    11,063
General Counsel and          1995   238,500   135,000     44,765                     17,000      9,052
Secretary                    1994   228,750   150,000                                14,000     10,257

Alan D. Oak(5)               1996   241,750   160,000                143,350                    15,248
Vice President,              1995   225,000   135,000     44,264                     17,000     14,432
Treasurer and Chief          1994   201,750   130,000                                13,000     12,905
Financial Officer

Roger A. Dunn(5)(6)          1996   202,500    90,000                108,100                     9,186
Vice President-              1995    89,502    42,000                                15,000        462
Human Resource

_________________
(1) Participants in the company car program received a one-time cash payment in connection with its elimination in 1995. The amount set forth includes this payment, which in the case of the four executive officers listed was $40,890.
(2) The reported values of the restricted stock awards were determined using the closing market price of the Common Stock on the date of grant. Restricted stock holdings and the values thereof based on the closing price of the Common Stock on Dec. 31, 1996 are as follows:
     Mr. Guzzle, 20,900 shares ($504,213); Mr. Surgenor, 8,800 shares ($212,300); Mr. Kessel, 6,100 shares ($147,163); Mr. Oak, 6,100 shares ($147,163); and Mr. Dunn, 4,600 shares ($110,975). The shares granted to Messrs. Guzzle, and Kessel will vest on December 1, 1998 and January 1, 1999, respectively; the other shares listed above will vest more than three years after the date of grant. Holders of restricted stock receive the same dividends as holders of other shares of Common Stock.
(3) Stock appreciation rights that can only be exercised during limited periods following a change in control of the Corporation ("LSAR"s) were awarded in tandem with the options granted. Upon exercise of an LSAR, the holder is entitled to an amount based upon the highest price paid or offered for Common Stock during the 30-day period preceding a change in control of the Corporation, as defined under "Employment and Change in Control Arrangements" below. The exercise of an option or an LSAR results in a corresponding reduction in the other.
(4) The reported amounts for 1996 consist of $924 of premiums paid by the company to the Executive Supplemental Life Insurance Plan for each of the named executive officers, with the balance in each case being employer contributions under the TECO Energy Group Retirement Savings Plan and Retirement Savings Excess Benefit Plan.
(5)  Includes compensation for services as an officer of TECO Energy.
(6) Mr. Dunn began employment as Vice President-Human Resources in July 1995.
            Aggregated Option/SAR Exercises In Last Fiscal
     Year and Fiscal Year-End Option/SAR Value

                                                Number of
                                                  Shares       Value of
                                               Underlying      Unexercised
                                               Unexercised     In-The-Money
                                               Options/SARs   Options/SARs
                                              at Year-End(#)  at Year-End
                            Value
Shares Acquired          Realized             Exercisable/     Exercisable/
Name               On Exercise(#)      ($)   Unexercisable    Unexercisable

Timothy L. Guzzle          80,000   615,000      140,000/0       $345,000/0
Keith S. Surgenor          14,000   167,250       77,000/0        330,000/0
Roger H. Kessel                 0         0      137,000/0        930,313/0
Alan D. Oak                26,000   158,750       43,000/0        125,625/0
Roger A. Dunn                   0         0       15,000/0         37,500/0


                             Pension Table

     The following table shows estimated annual benefits payable under the company's pension plan arrangements for the named executive officers other than Messrs. Guzzle, Kessel and Dunn.

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

     The annual benefits payable to each of the named executive officers are equal to a stated percentage of such officer's final average earnings multiplied by his number of years of service, up to a stated maximum. The amounts shown in the table are based on 3% of such earnings and a maximum of 20 years of service. The amounts payable to Mr. Guzzle are based on 6% of earnings and a maximum of 10 years of service; the amounts payable to Mr. Kessel are based on 5% of earnings and a maximum of 12 years of service; and the amounts payable to Mr. Dunn are based on 4% or earnings and a maximum of 10 years of service. Final average earnings are based on the greater of (i) the officer's final 36 months of earnings or (ii) the officer's highest three consecutive calendar years of earnings out of the five calendar years preceding retirement.
     The earnings covered by the pension plan arrangements are the same as those reported as salary and bonus in the summary compensation table above. Years of service for the named executive officers are as follows: Mr. Guzzle (9 years), Mr. Surgenor (8 years), Mr. Kessel (7 years), Mr. Oak (23 years) and Mr. Dunn (2 years). The pension benefit is computed as a straight-life annuity commencing at the officer's normal retirement age and is reduced by the officer's Social Security benefits. The normal retirement age is 62 for Messrs. Guzzle and Kessel and 63 for Messrs. Surgenor, Oak and Dunn. The pension plan arrangements also provide death benefits to the surviving spouse of an officer equal to 50% of the benefit payable to the officer. If the officer dies during employment before reaching his normal retirement age, the benefit is based on the officer's service as if his employment had continued until such age. The death benefit is payable for the life of the spouse. If Mr. Guzzle's employment is terminated by TECO Energy without cause or by Mr. Guzzle for good reason (as such terms are defined in Mr. Guzzle's employment agreement referred to below), his age and service for purposes of determining benefits under the pension plan arrangements are increased by two years.
     The present value of the portion of the officer's pension benefit that is in excess of the amount payable under the company's qualified retirement plan is, at the election of the officer, payable in the form of a lump sum.

Employment and Change in Control Arrangements

     TECO Energy has severance agreements with the named executive officers under which payments will be made under certain circumstances following a change in control of TECO Energy. A change in control means in general the acquisition by any person of 30% or more of the Common Stock, the change in a majority of the directors or the approval by the shareholders of a merger or consolidation of TECO Energy in which TECO Energy's shareholders do not have majority voting power in the surviving entity or of the liquidation or sale of the assets of TECO Energy. Each of these officers is required, subject to the terms of the severance agreements, to remain in the employ of TECO Energy for one year following a potential change in control (as defined) unless a change in control earlier occurs. The severance agreements provide that in the event employment is terminated by TECO Energy without cause (as defined) or by one of these officers for good reason (as defined) following a change in control, TECO Energy will make a lump sum severance payment to the officer of three times annual salary and bonus. Upon such termination, the severance agreements also provide for: (i) a cash payment equal to the additional retirement benefit which would have been earned under TECO Energy's retirement plans if employment had continued for three years following the date of termination and (ii) participation in the life, disability, accident and health insurance plans of TECO Energy for such period except to the extent such benefits are provided by a subsequent employer.
     In addition, the terms of the restricted stock awarded to the named executive officers provide for full vesting upon a change in control. These officers will also receive a payment to compensate for the additional taxes, if any, payable on the benefits received under the severance agreements and any other benefits contingent on a change in control as a result of the application of the excise tax associated with Section 280G of the Internal Revenue Code.
     TECO Energy has an employment agreement with Mr. Guzzle providing that if his employment is terminated by TECO Energy without cause or by Mr. Guzzle for good reason, he will receive benefits similar to those provided under the severance agreements described above based upon a level of two times annual salary and bonus and a two-year benefit continuation period. Consistent with his employment agreement, certain of Mr. Guzzle's option grants provide for a two-year exercise extension period in the event of such a termination.

Compensation of Directors

     Directors of TECO Energy and the company who are not employees or former employees of the company, TECO Energy or any of its subsidiaries are paid a combined annual retainer of $27,000 and a fee of $750 for attendance at each meeting of the Board of TECO Energy, $750 for each meeting of the Board of the company and $1,000 for attendance at each meeting of a Committee of the Board on which they serve. Directors may elect to defer these amounts with earnings credited at either the 90-day U.S. Treasury bill rate or a rate equal to the total return on TECO Energy's common stock. Subject to approval of the 1997 Director Equity Plan (the "Plan") discussed below, the Board has voted, with respect to compensation for 1997, to provide each eligible director the opportunity to elect to receive all or a portion (in 25% increments) of the director's cash compensation in shares of TECO Energy common stock.
     TECO Energy has an agreement with Mr. Culbreath under which he will provide consulting services to TECO Energy through December 31, 2000 for compensation at a rate of $175,000 per year. Mr. Culbreath served as Chief Executive Officer of TECO Energy until April 1989 and retired as an employee in April 1990 at which time the consulting relationship commenced. The agreement provides a severance benefit (in the event of termination of Mr. Culbreath's consultancy following a change in control of TECO Energy) equal to the total compensation that would have been payable over the remaining term of the agreement. This benefit is payable under the same circumstances as the benefits described under "Executive Compensation Employment and Change in Control Agreements" above and will be reduced to the extent that such benefit, taking into account any other compensation provided by TECO Energy, would not be deductible by TECO Energy pursuant to Section 280G of the Internal Revenue Code.

     1991 Director Stock Option Plan and 1997 Director Equity Plan. All non-employee directors of the company or TECO Energy participate in TECO Energy's 1991 Director Stock Option Plan (the "1991 Plan"), which provides automatic annual grants of options to purchase shares of TECO Energy common stock to such directors. The exercise price is the fair market value of the common stock on the date of grant, payable in whole or in part in cash or TECO Energy common stock. The plan provides for an initial grant of options for 10,000 shares to each new director and an annual grant of options for 2,000 shares to each continuing director. Grants are made on the first trading day of TECO Energy common stock after each annual meeting of shareholders. The options are exercisable immediately and expire ten years after grant or earlier as provided in the plan following termination of service on the Board.
     The TECO Energy Board has adopted, subject to TECO Energy shareholder approval, the 1997 Director Equity Plan as an amendment and restatement of the 1991 Plan. Approval of the Plan would amend the 1991 Plan to expand the types of awards available to be granted and replace the current fixed formula grant by giving the Board discretionary authority to determine the amount and timing of awards under the Plan.

     Directors' Retirement Plan. All directors who have completed 60 months of service as a director of TECO Energy and who are not employees or former employees of TECO Energy or any of its subsidiaries are eligible to participate in the TECO Energy, Inc. Directors' Retirement Plan (the "Directors' Retirement Plan"). Under this plan, a retired director or his or her surviving spouse will receive a monthly retirement benefit at the rate of $20,000 per year. Such payments will continue for the lesser of the number of months the director served as a director or 120 months, but payments will in any event cease upon the death of the director or, if the director's spouse survives the director, the death of the spouse.
     The TECO Energy Board has terminated the Directors' Retirement Plan for active directors, subject to shareholder approval of the 1997 Director Equity Plan. If such Plan is approved, active directors who participate in the Directors' Retirement Plan will receive a one-time payment, made 50% in TECO Energy common stock and 50% in cash, of the present value of the income stream they would have received under the plan based on their length of service as of December 31, 1996. At the election of the director, the cash portion of this payment could be deferred in the same manner as the retainer and meeting fees or paid in TECO Energy common stock. The aggregate value of the cash and TECO Energy common stock that would be payable in connection with the termination of the Directors' Retirement Plan is approximately $1.1 million.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

     All outstanding shares of Tampa Electric's common stock are owned by TECO Energy. As of Jan. 31, 1997, none of the directors or executive officers of Tampa Electric or TECO Energy owned any shares of the preferred stock of Tampa Electric.

     The following table sets forth the shares of TECO Energy common stock beneficially owned as of Jan. 31, 1997 by directors and nominees, the executive officers named in the summary compensation table and Tampa Electric's directors and executive officers as a group. Except as otherwise noted, such persons have sole investment and voting power over the shares. The number of shares of TECO Energy's common stock beneficially owned by any director or executive officer or by all directors and executive officers as a group does not exceed 1% of such shares outstanding at Jan. 31, 1997.

     Name   Shares (1)
     Girard F. Anderson                                157,304(2)(3)
     DuBose Ausley                                      23,727
     Sara L. Baldwin                                    22,918(4)
     Hugh L. Culbreath                                  77,800(5)
     James L. Ferman, Jr.                               28,207(6)
     Edward L. Flom                                     24,172(7)
     Henry R. Guild, Jr.                               123,579(8)
     Timothy L. Guzzle                                 199,041(2)(9)
     Dennis R. Hendrix                                  12,500
     Robert L. Ryan                                     22,000(10)
     William P. Sovey                                   11,000
     J. Thomas Touchton                                 24,000(11)
     John A. Urquhart                                   23,499(12)
     James O. Welch, Jr.                                28,600(13)
     Keith S. Surgenor                                  98,025(2)(14)
     Roger H. Kessel                                   145,414(2)
     Alan D. Oak                                        79,175(2)(15)
     Roger A. Dunn                                      23,893(2)
     24 directors and executive
    officers as a group (including
    those named above)                                 1,288,917(2)(16)
     __________________
 (1) The amounts listed include the following shares that are subject to options granted under TECO Energy's stock option plans: Mr. Anderson, 112,000 shares; Mr. Ausley, 18,000 shares; Mrs. Baldwin and Messrs. Culbreath, Ferman, Flom, Guild, Ryan, Touchton and Welch, 20,000 shares each; Messrs. Hendrix and
     Sovey, 10,000 shares each; Mr. Guzzle, 140,000 shares; Mr. Urquhart, 17,200 shares; Mr. Surgenor, 77,000 shares; Mr.
     Kessel, 137,000 shares; Mr. Oak, 43,000 shares; Mr. Dunn,
     15,000 shares; and all directors and executive officers as a group, 910,100 shares.
 (2) The amounts listed include the following shares that are held by benefit plans of TECO Energy for an officer's account: Mr. Guzzle, 2,041 shares; Mr. Anderson, 8,684 shares; Mr. Surgenor, 2,717 shares; Mr. Kessel, 2,314 shares; Mr. Oak, 9,945 shares;
     Mr. Dunn, 257 shares; and all directors and executive officers as a group, 51,124 shares.
 (3) Includes 800 shares owned by Mr. Anderson's wife, as to which shares he disclaims any beneficial interest.
 (4) Includes 350 shares held by a trust of which Mrs. Baldwin is a trustee.
 (5) Includes 8,000 shares owned by Mr. Culbreath's wife, as to which shares he disclaims any beneficial interest.
 (6) Includes 2,584 shares owned jointly by Mr. Ferman and his wife. Also includes 903 shares owned by Mr. Ferman's wife, as to which shares he disclaims any beneficial interest.
 (7) Includes 1,596 shares owned by Mr. Flom's wife, as to which shares he disclaims any beneficial interest. Also includes
     1,388 shares owned by a Revokable Living Trust of which Mr.
     Flom is the sole trustee.
 (8) Includes 101,179 shares held by trusts of which Mr. Guild is a trustee. Of these shares, 49,800 are held for the benefit of Mr. Culbreath and are also included in the number of shares beneficially owned by him.
 (9) Includes 34,100 shares owned by a Revocable Living Trust of which Mr. Guzzle is a trustee.
(10) Includes 2,000 shares owned jointly by Mr. Ryan and his wife.
(11) Includes 4,000 shares owned by a Revocable Living Trust of which Mr. Touchton is the sole trustee.
(12) Includes 1,000 shares owned by Mr. Urquhart's wife, as to which shares he disclaims any beneficial interest.
(13) Includes 2,000 shares owned by a charitable foundation of which Mr. Welch is a trustee.
(14) Includes 9,403 shares owned jointly by Mr. Surgenor and his wife.
(15) Includes 20,130 shares owned by a Revocable Living Trust of which Mr. Oak's wife is the sole trustee.
(16) Includes a total of 13,987 shares owned jointly with spouses and 1,169 shares owned jointly with parent and sibling. Also includes a total of 23,899 shares owned by spouses, as to which shares beneficial interest is disclaimed.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     During 1996, Mr. Ausley served as Chairman of Macfarlane, Ausley, Ferguson & McMullen and of a successor to that firm, Ausley &
McMullen, both of which rendered legal services to TECO Energy and its subsidiaries during 1996.

     In addition, reference is made to Note I on page 38.
                                PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K.

(a)  1. Financial Statements - See index on page 23.
     2. Financial Statement Schedules - See index on page 23.
     3. Exhibits
          *3.1 Articles of Incorporation (Exhibit 3.1 to
               Registration Statement No. 2-70653).
          *3.2 Bylaws, as amended, effective July 18, 1995 (Exhibit
               3, Form 10-Q for the quarter ended June 30, 1995 of Tampa Electric Company).
          *4.1 Indenture of Mortgage among Tampa Electric Company,
               State Street Trust Company and First Savings & Trust Company of Tampa, dated as of Aug. 1, 1946 (Exhibit
               7-A to Registration Statement No. 2-6693).
          *4.2 Thirteenth Supplemental Indenture, dated as of Jan.
               1, 1974, to Exhibit 4.1 (Exhibit 2-g-l, Registration Statement No. 2-51204).
          *4.3 Sixteenth Supplemental Indenture, dated as of Oct.
               30, 1992, to Exhibit 4.1 (Exhibit 4.1, Form 10-Q for
               the quarter ended Sept. 30, 1992 of Tampa Electric
               Company).
          *4.4 Eighteenth Supplemental Indenture, dated as of May 1,
               1993, to Exhibit 4.1 (Exhibit 4.1, Form 10-Q for the quarter ended June 30, 1993).
          *4.5 Installment Purchase and Security Contract between
               the Hillsborough County Industrial Development
               Authority and Tampa Electric Company, dated as of
               March 1, 1972 (Exhibit 4.9, Form 10-K for 1986 of
               Tampa Electric Company).
          *4.6 First Supplemental Installment Purchase and Security
               Contract, dated as of Dec. 1, 1974  (Exhibit 4.10,
               Form 10-K for 1986 of Tampa Electric Company).
          *4.7 Third Supplemental Installment Purchase Contract,
               dated as of May 1, 1976 (Exhibit 4.12, Form 10-K for 1986 of Tampa Electric Company).
          *4.8 Installment Purchase Contract between the
               Hillsborough County Industrial Development Authority
               and Tampa Electric Company, dated as of Aug. 1, 1981 (Exhibit 4.13, Form 10-K for 1986 of Tampa Electric Company).
          *4.9 Amendment to Exhibit A of Installment Purchase
               Contract, dated as of April 7, 1983 (Exhibit 4.14,
               Form 10-K for 1989 of Tampa Electric Company).
          *4.10 Second Supplemental Installment Purchase Contract, dated as of June 1, 1983 (Exhibit 4.11, Form 10-K for 1994 of Tampa Electric Company).
          *4.11 Third Supplemental Installment Purchase Contract, dated as of Aug. 1, 1989 (Exhibit 4.16, Form 10-K for 1989 of Tampa Electric Company).
          *4.12 Installment Purchase Contract between the Hillsborough County Industrial Development Authority and Tampa Electric Company, dated as of Jan. 31, 1984 (Exhibit 4.13, Form 10-K for 1993 of Tampa Electric Company).
          *4.13 First Supplemental Installment Purchase Contract, dated as of Aug. 2, 1984 (Exhibit 4.14, Form 10-K for 1994 of Tampa Electric Company).
          *4.14 Second Supplemental Installment Purchase Contract, dated as of July 1, 1993 (Exhibit 4.3, Form 10-Q for the quarter ended June 30, 1993).
          *4.15 Loan and Trust Agreement among the Hillsborough County Industrial Development Authority, Tampa Electric Company and NCNB National Bank of Florida, dated as of Sept. 24, 1990 (Exhibit 4.1, Form 10-Q for the quarter ended Sept. 30, 1990 of Tampa Electric Company).
          *4.16 Loan and Trust Agreement, dated as of Oct. 26, 1992 among the Hillsborough County Industrial Development Authority, Tampa Electric Company and NationsBank of Florida, N.A., as trustee (Exhibit 4.2, Form 10-Q for the quarter ended Sept. 30, 1992 of Tampa Electric Company).
          *4.17 Loan and Trust Agreement, dated as of June 23, 1993, among the Hillsborough County Industrial Development Authority, Tampa Electric Company and NationsBank of Florida, N.A., as trustee (Exhibit 4.2, Form 10-Q for the quarter ended June 30, 1993 of Tampa Electric Company).
           4.18 Loan and Trust Agreement, dated as of Dec. 1, 1996, among the Polk County Industrial Development Authority, Tampa Electric Company and the Bank of New York, as trustee.
          *10.1 1980 Stock Option and Appreciation Rights Plan, as amended on July 18, 1989 (Exhibit 28.1, Form 10-Q for the quarter ended June 30, 1989 of TECO Energy, Inc.).
          *10.2 Directors' Retirement Plan, as amended effective July 1, 1995 (Exhibit 10.1, Form 10-Q for the quarter ended June 30, 1995 of Tampa Electric Company).
           10.3 TECO Energy Group Supplemental Executive Retirement Plan, as amended and restated as of Oct. 16, 1996.
           10.4 TECO Energy Group Supplemental Retirement Benefits Trust Agreement, as amended and restated as of Jan. 15, 1997.
          *10.5 Annual Incentive Compensation Plan for TECO Energy and subsidiaries, as revised January 1993 (Exhibit 10.2, Form 10-Q for the quarter ended March 31, 1994 of Tampa Electric Company).
          *10.6 TECO Energy, Inc. Group Supplemental Disability Income Plan, dated as of March 20, 1989 (Exhibit 10.19, Form 10-K for 1988 of Tampa Electric Company).
          *10.7 Forms of Severance Agreements between TECO Energy, Inc. and certain senior executives, as amended and restated as of March 20, 1996.
          *10.8 TECO Energy, Inc. 1991 Director Stock Option Plan as amended on Jan. 21, 1992 (Exhibit 10.20, Form 10-K for 1991 of Tampa Electric Company).
            10.9 Supplemental Executive Retirement Plan for T.L. Guzzle, as amended and restated as of Oct. 16, 1996.
           10.10 Supplemental Executive Retirement Plan for R.H. Kessel, as amended and restated as of Jan. 15, 1997.
          *10.11 Supplemental Executive Retirement Plan for H.L. Culbreath, as amended on April 27, 1989 (Exhibit 10.14, Form 10-K for 1989 of TECO Energy, Inc.).
           10.12 Supplemental Executive Retirement Plan for A.D. Oak, as amended and restated as of Oct. 16, 1996.
           10.13 Supplemental Executive Retirement Plan for K.S. Surgenor, as amended and restated as of Oct. 16, 1996.
          *10.14 Terms of T.L. Guzzle's employment, dated as of July 20, 1993 (Exhibit 10, Form 10-Q for the quarter ended June 30, 1993 of Tampa Electric Company).
           10.15 Supplemental Executive Retirement Plan for G.F. Anderson, as amended and restated as of Oct. 16, 1996.
          *10.16 TECO Energy Directors' Deferred Compensation Plan, as amended and restated effective April 1, 1994 (Exhibit 10.1, Form 10-Q for the quarter ended March 31, 1994 of Tampa Electric Company).
          *10.17 TECO Energy, Inc. Annual Incentive Compensation Plan, revised January 1993 (Exhibit 10.2, Form 10-Q for the quarter ended March 31, 1994 of Tampa Electric Company.
          *10.18 TECO Energy Group Retirement Savings Excess Benefit Plan, as amended and restated effective Aug. 1, 1994 (Exhibit 10.20, Form 10-K for 1994 of Tampa Electric Company).
          *10.19  Severance Agreement between TECO Energy, Inc. and H.
                  L. Culbreath, dated as of April 28, 1989 (Exhibit
                  10.24, Form 10-K for 1989 of TECO Energy, Inc.).
           10.20  Supplemental Executive Retirement Plan for R.A. Dunn,
                  as amended and restated as of Jan. 15, 1997.
          *10.21 Form of Nonstatutory Stock Option under the TECO Energy, Inc. 1996 Equity Incentive Plan (Exhibit 10.1, Form 10-Q for the quarter ended June 30, 1996 of Tampa Electric Company).
          *10.22 Form of Restricted Stock Agreement between TECO Energy, Inc. And certain senior executives under the TECO Energy, Inc. 1996 Equity Incentive Plan (Exhibit 10.2, Form 10-Q for the quarter ended June 30, 1996 of Tampa Electric Company).
          *10.23 Form of Restricted Stock Agreement between TECO Energy, Inc. And G. F. Anderson under the TECO Energy, Inc. 1996 Equity Incentive Plan (Exhibit 10.3, Form 10-Q for the quarter ended June 30, 1996 of Tampa Electric Company).
           12. Ratio of earnings to fixed charges.
           23. Consent of Independent Accountants.
           24.1   Power of Attorney.
           24.2   Certified copy of resolution authorizing Power of
                  Attorney.
           27. Financial Data Schedule (EDGAR filing only).
          _____________
          * Indicates exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference. Exhibits filed with periodic reports of Tampa Electric Company and TECO Energy, Inc. were filed under Commission File Nos. 1-5007 and 1-8180, respectively.

     Executive Compensation Plans and Arrangements

     Exhibits 10.1 through 10.23 above are management contracts or compensatory plans or arrangements in which executive officers or directors of TECO Energy, Inc. and its subsidiaries participate.

(b) The company filed the following reports on Form 8-K during the last quarter of 1996.

     The registrant filed a Current Report on Form 8-K dated Oct. 9, 1996 reporting under "Item 5. Other Events" announcing the Florida Public Service Commission's vote to approve the agreement among the registrant, the Office of Public Counsel and the Florida Industrial Power Users Group which resolves all regulatory issues related to a prudence review of the registrant's Polk Power Station, extends the current base rate freeze through 1999 and provides for a temporary reduction in base rates.

     The registrant filed a Current Report on Form 8-K dated Nov. 21, 1996 reporting under "Item 5. Other Events" that TECO Energy, Inc. (TECO Energy), the parent company of the registrant, and Lykes Energy, Inc. (LEI) entered into an Agreement and Plan of Merger pursuant to which the registrant will acquire LEI through the merger of LEI with and into the registrant or, subject to certain conditions, with a wholly owned subsidiary of TECO Energy.

     The registrant filed a Current Report on Form 8-K dated Dec. 5, 1996 reporting under "Item 5. Other Events" announcing approval by the shareholders of LEI of the previously announced merger of LEI with TECO Energy, parent of the registrant.

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 26th day of March, 1997.

                          TAMPA ELECTRIC COMPANY

                          By     T. L. GUZZLE*
                                 T. L. GUZZLE, Chairman of the Board
                                 and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 26, 1997:

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

     J. T. TOUCHTON*            Director
     J. T. TOUCHTON

     J. A. URQUHART*            Director
     J. A. URQUHART

     J. O. WELCH, JR.*          Director
     J. O. WELCH, JR.

     *By: /s/ W. L. GRIFFIN
           W. L. GRIFFIN, Attorney-in-fact

                           INDEX TO EXHIBITS


Exhibit                                                           Page
  No.           Description                                        No.

3.1  Articles of Incorporation (Exhibit 3.1 to                       *
     Registration Statement No. 2-70653).
3.2  Bylaws, as amended, effective July 18, 1995                     *
     (Exhibit 3, Form 10-Q for the quarter ended June 30,
     1995 of Tampa Electric Company).
4.1  Indenture of Mortgage among Tampa Electric                      *
     Company, State Street Trust Company and First Savings &
     Trust Company of Tampa, dated as of Aug. 1, 1946
     (Exhibit 7-A to Registration Statement No. 2-6693).
4.2  Thirteenth Supplemental Indenture, dated as of                  *
     Jan. 1, 1974, to Exhibit 4.1 (Exhibit 2-g-l,
     Registration Statement No. 2-51204).
4.3  Sixteenth Supplemental Indenture, dated as of                   *
     Oct. 30, 1992, to Exhibit 4.1 (Exhibit 4.1,
     Form 10-Q for the quarter ended Sept. 30, 1992
     of Tampa Electric Company).
4.4  Eighteenth Supplemental Indenture, dated as of May 1,           *
     1993, to Exhibit 4.1 (Exhibit 4.1, Form 10-Q for the
     quarter ended June 30, 1993).
4.5  Installment Purchase and Security Contract                      *
     between and the Hillsborough County Industrial
     Development Authority and Tampa Electric Company,
     dated as of March 1, 1972 (Exhibit 4.9, Form 10-K
     for 1986 of Tampa Electric Company).
4.6  First Supplemental Installment Purchase and                     *
     Security Contract, dated as of Dec. 1, 1974
     (Exhibit 4.10, Form 10-K for 1986 of
     Tampa Electric Company).
4.7  Third Supplemental Installment Purchase Contract,               *
     dated as of May 1, 1976 (Exhibit 4.12, Form 10-K
     for 1986 of Tampa Electric Company).
4.8  Installment Purchase Contract between the                       *
     Hillsborough County Industrial Development
     Authority and Tampa Electric Company, dated
     as of Aug. 1, 1981 (Exhibit 4.13, Form 10-K for
     1986 of Tampa Electric Company).
4.9  Amendment to Exhibit A of Installment Purchase                  *
     Contract, dated as of April 7, 1983 (Exhibit 4.14,
     Form 10-K for 1989 of Tampa Electric Company).
4.10 Second Supplemental Installment Purchase Contract,              *
     dated as of June 1, 1983 (Exhibit 4.11, Form 10-K for
     1994 of Tampa Electric Company).
4.11 Third Supplemental Installment Purchase Contract,               *
     dated as of Aug. 1, 1989 (Exhibit 4.16, Form 10-K
     for 1989 of Tampa Electric Company).
4.12 Installment Purchase Contract between the                       *
     Hillsborough County Industrial Development
     Authority and Tampa Electric Company, dated
     as of Jan. 31, 1984 (Exhibit 4.13, Form 10-K
     for 1993 of Tampa Electric Company).
4.13 First Supplemental Installment Purchase Contract,               *
     dated as of Aug. 2, 1984 (Exhibit 4.14, Form 10-K for
     1994 of Tampa Electric Company).
4.14 Second Supplemental Installment Purchase Contract,              *
     dated as of July 1, 1993 (Exhibit 4.3, Form 10-Q
     for the quarter ended June 30, 1993).
4.15 Loan and Trust Agreement among the Hillsborough                 *
     County Industrial Development Authority,
     Tampa Electric Company and NCNB National
     Bank of Florida, dated as of Sept. 24, 1990
     (Exhibit 4.1, Form 10-Q for the quarter ended
     Sept. 30, 1990 of Tampa Electric Company).
4.16 Loan and Trust Agreement, dated as of                           *
     Oct. 26, 1992 among the Hillsborough County
     Industrial Development Authority, Tampa Electric
     Company and NationsBank of Florida, N.A., as
     trustee (Exhibit 4.2, Form 10-Q for the quarter
     ended Sept. 30, 1992 of Tampa Electric Company).
4.17 Loan and Trust Agreement, dated as of June 23,                  *
     1993, among the Hillsborough County Industrial
     Development Authority, Tampa Electric Company and
     NationsBank of Florida, N.A., as trustee (Exhibit 4.2,
     Form 10-Q for the quarter ended June 30, 1993 of Tampa
     Electric Company).
4.18 Loan and Trust Agreement, dated as of Dec. 1, 1996,            63
     among the Polk County Industrial Development Authority,
     Tampa Electric Company and the Bank of New York, as
     trustee.
10.1 1980 Stock Option and Appreciation Rights Plan,                 *
     as amended on July 18, 1989 (Exhibit 28.1,
     Form 10-Q for the quarter ended June 30, 1989 of
     TECO Energy, Inc.).
10.2 Directors' Retirement Plan, as amended effective                *
     July 1, 1995 (Exhibit 10.1, Form 10-Q for the quarter
     ended June 30, 1995 of Tampa Electric Company).
10.3 TECO Energy Group Supplemental Executive Retirement Plan,     157
     as amended and restated as of Oct. 16, 1996.
10.4 TECO Energy Group Supplemental Retirement                     169
     Benefits Trust Agreement as amended and restated as of
     Jan. 15, 1997.
10.5 Annual Incentive Compensation Plan for TECO Energy and          *
     subsidiaries, as revised January 1993 (Exhibit 10.2,
     Form 10-Q for the quarter ended March 31, 1994 of Tampa
     Electric Company).
10.6 TECO Energy, Inc. Group Supplemental Disability                 *
     Income Plan, dated as of March 20, 1989 (Exhibit 10.19,
     Form 10-K for 1988 of Tampa Electric Company).
10.7 Forms of Severance Agreements between TECO Energy, Inc.         *
     and certain senior executives, as amended and restated
     as of March 20, 1996.
10.8 TECO Energy, Inc. 1991 Director Stock Option Plan               *
     as amended on Jan. 21, 1992 (Exhibit 10.20, Form 10-K
     for 1991 of Tampa Electric Company).
10.9 Supplemental Executive Retirement Plan for                    183
     T.L. Guzzle, as amended and restated as of Oct. 16,
     1996.
10.10           Supplemental Executive Retirement Plan for         190
     R.H. Kessel, as amended and restated as of Jan. 15,
     1997.
10.11           Supplemental Executive Retirement Plan for           *
     H.L. Culbreath, as amended on April 27, 1989 (Exhibit
     10.14, Form 10-K for 1989 of TECO Energy, Inc.).
10.12           Supplemental Executive Retirement Plan for         197
     A.D. Oak, as amended and restated as of Oct. 16, 1996.
10.13           Supplemental Executive Retirement Plan for         204
     K.S. Surgenor, as amended and restated as of Oct. 16,
     1996.
10.14           Terms of T.L. Guzzle's employment, dated             *
     as of July 20, 1993 (Exhibit 10, Form 10-Q for the
     quarter ended June 30, 1993 of Tampa Electric Company).
10.15           Supplemental Executive Retirement Plan for         211
     G.F. Anderson, as amended and restated as of Oct. 16,
     1996.
10.16           TECO Energy Directors' Deferred Compensation Plan,   *
     as amended and restated effective April 1, 1994
     (Exhibit 10.1, Form 10-Q for the quarter ended March 31,
     1994 of Tampa Electric Company).
10.17 TECO Energy, Inc. Annual Incentive Compensation Plan, * revised January 1993 (Exhibit 10.2, Form 10-Q for the quarter ended March 31, 1994 of Tampa Electric Company).
10.18           TECO Energy Group Retirement Savings Excess Benefit   *
     Plan, as amended and restated effective Aug. 1, 1994
     (Exhibit 10.20, Form 10-K for 1994 of Tampa Electric
     Company).
10.19           Severance Agreement between TECO Energy, Inc. and    *
     H.L. Culbreath, dated as of April 28, 1989 (Exhibit
     10.24, Form 10-K for 1989 of TECO Energy, Inc.).
10.20 Supplemental Executive Retirement Plan for R.A. Dunn,217 as amended and restated as of Jan. 15, 1997.
10.21 Form of Nonstatutory Stock Option under the TECO Energy,* Inc. 1996 Equity Incentive Plan (Exhibit 10.1, Form 10-Q for the quarter ended June 30, 1996 of Tampa Electric
     Company).
10.22 Form of Restricted Stock Agreement between TECO Energy,* Inc. And certain senior executives under the TECO
     Energy, Inc. 1996 Equity Incentive Plan (Exhibit 10.2,
     Form 10-Q for the quarter ended June 30, 1996 of Tampa
     Electric Company).
10.23 Form of Restricted Stock Agreement between TECO Energy,* Inc. And G. F. Anderson under the TECO Energy, Inc. 1996
     Equity Incentive Plan (Exhibit 10.3, Form 10-Q for the quarter ended June 30, 1996 of Tampa Electric Company).

12.  Ratio of earnings to fixed charges.                           224
23.  Consent of Independent Accountants.                            225
24.1 Power of Attorney.                                             226
24.2 Certified copy of resolution authorizing Power                 228
     of Attorney.
27.  Financial Data Schedule (EDGAR filing only).
_____________

* Indicates exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference. Exhibits filed with periodic reports of Tampa Electric Company and TECO Energy, Inc. were filed under Commission File Nos. 1-5007 and 1-8180, respectively.