Form 10-Q
period 1997-03-31
TAMPA ELECTRIC CO
filed 1997-05-14
CIK 96271

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                                  FORM 10-Q

(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           March 31, 1997

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

                                Yes    X     No

Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (April 30, 1997):

                         Common Stock, Without Par Value     10


                                                                     FORM 10-Q

                        PART I.  FINANCIAL INFORMATION



Item 1.     Financial Statements

            In  the  opinion of management, the unaudited financial statements include  all  adjustments  necessary to present fairly the results for  the  three-month  periods  ended  March  31,  1997  and 1996.

            Reference  should  be  made to the explanatory notes affecting the income  and  balance  sheet  accounts  contained in Tampa Electric

            Company's  Annual  Report on Form 10-K for the year ended Dec. 31,

            1996 and to the notes on page 6 of this report.

                                                                     FORM 10-Q

                                BALANCE SHEETS
                                (in thousands)

                                               March 31,            Dec. 31,
                                                  1997                1996
                                        Assets
Property, plant and equipment,
  at original cost
Utility plant in service                      $3,553,984           $3,536,573
Construction work in progress                     41,348               40,202
                                               3,595,332            3,576,775
Accumulated depreciation                      (1,328,575)          (1,298,496)
                                               2,266,757            2,278,279
Other property                                     6,089                6,006
                                               2,272,846            2,284,285
Current assets
Cash and cash equivalents                          5,463                  108
Receivables, less allowance
  for uncollectibles                             100,976              128,791
Inventories, at average cost
  Fuel                                            63,779               56,968
  Materials and supplies                          41,927               41,220
Prepayments                                        2,670                3,480
                                                 214,815              230,567
Deferred debits
Unamortized debt expense                          17,082               17,429
Deferred income taxes                            103,633              102,914
Regulatory asset - tax related                    44,088               44,816
Other                                             52,007               43,220
                                                 216,810              208,379
                                              $2,704,471           $2,723,231

                            Liabilities and Capital
Capital
Common stock                                  $  935,517           $  935,516
Retained earnings                                182,607              191,662
                                               1,118,124            1,127,178
Preferred stock, redemption not required          19,960               19,960
Long-term debt, less amount due
  within one year                                660,854              661,103
                                               1,798,938            1,808,241
Current liabilities
Long-term debt due within one year                 1,060                1,045
Notes payable                                     81,000               98,600
Accounts payable                                 124,615              117,323
Customer deposits                                 53,458               52,867
Interest accrued                                  20,524               12,070
Taxes accrued                                      8,873                7,399
                                                 289,530              289,304
Deferred credits
Deferred income taxes                            354,535              359,497
Investment tax credits                            52,690               53,837
Regulatory liability - tax related                79,614               80,587
Other                                            129,164              131,765
                                                 616,003              625,686
                                              $2,704,471           $2,723,231

The accompanying notes are an integral part of the financial statements.

                                                                     FORM 10-Q

                             STATEMENTS OF INCOME
                                (in thousands)

For the three months ended March 31,              1997                  1996

Operating revenues                              $272,786             $254,746

Operating expenses
Operation
  Fuel                                            88,691               96,292
  Purchased power                                 10,814                9,556
  Other                                           40,339               39,414
Maintenance                                       16,741               14,513
Depreciation                                      34,937               28,918
Taxes, federal and state income                   15,972               11,263
Taxes, other than income                          23,417               22,585
                                                 230,911              222,541

Operating income                                  41,875               32,205

Other income
Allowance for other funds used
  during construction                                 47                5,019
Other income (expense), net                         (145)                (114)

                                                     (98)               4,905

Income before interest charges                    41,777               37,110

Interest charges
Interest on long-term debt                        10,701                9,872
Other interest                                     3,135                3,314
Allowance for borrowed funds
  used during construction                           (18)              (2,051)
                                                  13,818               11,135

Net income                                        27,959               25,975
Preferred dividend requirements                      220                  892
Balance applicable to common stock              $ 27,739             $ 25,083


The accompanying notes are an integral part of the financial statements.

                                                                     FORM 10-Q

                           STATEMENTS OF CASH FLOWS
                                (in thousands)


For the three months ended March 31,              1997                 1996

Cash flows from operating activities
Net income                                      $ 27,959             $ 25,975
  Adjustments to reconcile net income
         to net cash:
     Depreciation                                 34,937               28,918
     Deferred income taxes                        (5,926)             (10,379)
     Investment tax credits, net                  (1,147)              (1,185)
     Allowance for funds used
       during construction                           (65)              (7,070)
     Deferred recovery clause                      5,109                1,364
     Deferred revenues                            (7,283)              20,869
     Refund to customers                          (5,888)                  --
     Amortization of coal contract buyout            676                  676
     Receivables, less allowance
       for uncollectibles                         27,815               12,536
     Fuel inventories                             (6,811)              16,829
     Taxes accrued                                 1,474               28,401
     Accounts payable                             13,180              (40,872)
     Other                                           146               13,289
                                                  84,176               89,351

Cash flows from investing activities
  Capital expenditures                           (23,977)             (53,628)
  Allowance for funds used
    during construction                               65                7,070
                                                 (23,912)             (46,558)

Cash flows from financing activities
  Proceeds from contributed capital
   from parent                                        --               35,000
  Proceeds from long-term debt                        --                3,058
  Repayment of long-term debt                       (295)                (280)
  Net decrease in short-term debt                (17,600)             (45,600)
  Dividends                                      (37,014)             (34,965)
                                                 (54,909)             (42,787)
Net increase in cash and cash equivalents          5,355                    6
Cash and cash equivalents
  at beginning of period                             108                3,832
Cash and cash equivalents at end of period      $  5,463             $  3,838


The accompanying notes are an integral part of the financial statements.

                                                                     FORM 10-Q

                         NOTES TO FINANCIAL STATEMENTS


A.          Tampa   Electric   Company   is   a  wholly  owned  subsidiary  of

      TECO Energy, Inc.



B.          The  company  has  made certain commitments in connection with its

      continuing  construction  program.   Total construction expenditures are

      estimated to be $122 million for 1997.



C.          During  the  first  three  months  of 1997, the company recognized

      $7.3  million  of  revenues  that  had  been  deferred  in 1995 and 1996 pursuant to regulatory agreements approved by the Florida Public Service

      Commission  (FPSC).    The  company  deferred  $20.9 million of revenues

      during  the  first three months last year.  The company also refunded to customers  $5.9 million of previously deferred revenues during the first quarter of this year in accordance with the agreements.

            As  of  March  31,  1997,  $53  million  of deferred revenues were included  in  other  deferred credits.  An additional $13.7 million were classified  in  accounts  payable  to reflect the remaining amount to be refunded to customers through September 1997.



D.          As  previously disclosed in its Annual Report on Form 10-K for the year ended Dec. 31, 1996, TECO Energy entered into an Agreement and Plan of  Merger  with  Lykes  Energy, Inc. ( Lykes Energy ) on Nov. 21, 1996.

      Concurrent  with  this  merger,  Lykes Energy s natural gas distribution

      subsidiary  will  be  merged  into  Tampa  Electric.   Completion of the

      mergers is expected to occur by mid-year 1997.

                                                                     FORM 10-Q

Item 2.     Management's Discussion and Analysis of Financial

            Condition and Results of Operations
      Results of Operations

      Three months ended March 31, 1997:

            Net  income  of  $28.0  million  in  the first quarter of 1997 was

      $2.0  million or 8 percent higher than 1996's first quarter as increased operating  income  more than offset the absence of capitalized financing costs  (AFUDC).  Operating income was higher than in 1996 because of the company  s regulatory agreements and the completion of Polk Unit One and its inclusion in rate base for earnings purposes.

            Revenues  increased  7 percent this year as the company recognized

      $7   million  of  previously  deferred  revenues  under  the  company  s regulatory  agreements, while $21 million of revenues were deferred last year under these agreements.

            Revenues  before  the  recognition  of deferred revenues this year decreased  4  percent  from  last  year  s  revenues  before the revenue

      deferral  due  to  lower  retail  energy  sales.   Retail sales declined

      5  percent as customer growth of 2.3 percent was more than offset by the effects  of  mild  winter weather in 1997 compared to colder than normal weather in 1996.

            Operating  expenses  for  the first quarter, excluding federal and state  income  taxes,  were 2 percent higher than in 1996 primarily as a result of the operation of Polk Unit One.

            T h e  effective  income  tax  rate  for  the  first  quarter  was

      36.2  percent  compared to 30.1 percent last year, primarily due to less

      AFUDC-other in 1997.

            Total  AFUDC  decreased  in  1997 because the company s Polk Power

      Station began commercial service at the end of 1996's third quarter.

                                                                     FORM 10-Q

            Interest  expense  before  the  allowance  for borrowed funds used during  construction  was  5  percent  higher  in  the  current  quarter reflecting  higher  levels  of  long-term  debt  and interest accrued on revenue deferrals.

                                                                     FORM 10-Q

      Liquidity, Capital Resources and Changes in Financial Condition

            Fuel  inventory  increased  reflecting  the  seasonal  build-up in anticipation of summer generation.

            Tampa  Electric  currently  anticipates  that, concurrent with the merger  of  Lykes  Energy  into TECO Energy, the company will redeem all outstanding  shares  of Series A, B and D $100 par value Preferred Stock at  the  applicable per share redemption prices, plus accrued but unpaid dividends  to the date of redemption.  Also at that time, Lykes Energy s natural gas distribution subsidiary will be merged into the company.

                                                                     FORM 10-Q

                          PART II.  OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders

                  Pursuant  to  a written consent in lieu of annual meeting of shareholders  dated  April 16, 1997, TECO Energy, Inc., the holder of  all of the outstanding common stock of the registrant, elected the following directors:

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


                  In  April,  in  conjuction  with  a  tender  offer  for  its preferred  stock,  the  Company  solicited consents from preferred

            shareholders   to  the  merger  of  Lykes  Energy  s  natural  gas

            distribution  subsidiary  into  the  Company.    The  tender offer

            expired May 6 without achieving the requisite consents.

                                                                     FORM 10-Q

Item 6.     Exhibits and Reports on Form 8-K

            (a)   Exhibits

            12.   Ratio of earnings to fixed charges.

            27.   Financial data schedule.  (EDGAR filing only)


            (b)   Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter to which this report relates.

                  The registrant filed a Current Report on Form 8-K dated April 16, 1997 reporting under "Item 5. Other Events" on the shareholder approval of TECO Energy s 1997 Director Equity Plan as an amendment and restatement of TECO Energy s 1991 Director Stock Option Plan.

                                                                     FORM 10-Q

                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.










                                           TAMPA ELECTRIC COMPANY
                                               (Registrant)




Date:  May 14, 1997                    By:      /s/ W. L. Griffin
                                                    W. L. Griffin
                                            Vice President - Controller
                                           (Principal Accounting Officer)

                                                                     FORM 10-Q

                               INDEX TO EXHIBITS

Exhibit No.       Description of Exhibits                             Page No.

      12.         Ratio of earnings to fixed charges                     14

      27.         Financial data schedule (EDGAR filing only)            --