Form 10-Q
period 1997-06-30
TAMPA ELECTRIC CO
filed 1997-08-12
CIK 96271

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-Q

(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           June 30, 1997

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

                       Yes    X     No

Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (July 31, 1997):

                Common Stock, Without Par Value       10

The  registrant  meets  the  conditions set forth in General Instruction
(H)(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.


                                                                 FORM 10-Q

                     PART I.  FINANCIAL INFORMATION


Item 1.   Financial Statements

          I n   the  opinion  of  management,  the  unaudited  financial

          statements include all adjustments necessary to present fairly the  results  for  the  three-  and  six-month  periods  ended

          June 30, 1997 and 1996.  The current year financial statements include  the  results  of  Peoples  Gas  System, Inc. and West

          Florida  Natural  Gas  Company, both of which were merged with and  into  Tampa  Electric Company in June 1997.  Both mergers

          were  accounted  for  as  pooling  of  interests.   Prior year

          financial statements have been restated to reflect the results

          of  Peoples  Gas  System.    Reference  should  be made to the

          explanatory  notes  affecting  the  income  and  balance sheet accounts  contained  in Tampa Electric Company's Annual Report on Form 10-K for the year ended Dec. 31, 1996 and to the notes on pages 7 through 9 of this report.

                                                                 FORM 10-Q

                                 BALANCE SHEETS
                                  (in millions)
                                              June 30,         Dec. 31,
                                                1997             1996
                                     Assets
Property, plant and equipment,
  at original cost
Utility plant in service
  Electric                                    $3,580.1          $3,536.6
  Gas                                            456.1             410.4
Construction work in progress                     39.8              40.2
                                               4,076.0           3,987.2
Accumulated depreciation                      (1,533.8)         (1,456.7)
                                               2,542.2           2,530.5
Other property                                     6.1               6.0
                                               2,548.3           2,536.5
Current assets
Cash and cash equivalents                         24.8               3.5
Receivables, less allowance
  for uncollectibles                             180.4             162.0
Inventories, at average cost
  Fuel                                            66.5              57.0
  Materials and supplies                          44.5              42.9
Prepayments                                        5.9               4.9
                                                 322.1             270.3
Deferred debits
Unamortized debt expense                          16.7              18.3
Deferred income taxes                            104.5             102.9
Regulatory asset - tax related                    43.4              44.8
Other                                             73.1              53.1
                                                 237.7             219.1
                                              $3,108.1          $3,025.9

                             Liabilities and Capital Capital
Common stock                                  $  972.0          $  961.7
Retained earnings                                298.5             285.7
                                               1,270.5           1,247.4
Preferred stock, redemption not required          20.0              20.0
Long-term debt, less amount due
  within one year                                730.0             740.2
                                               2,020.5           2,007.6
Current liabilities
Long-term debt due within one year                 3.8               3.7
Notes payable                                    163.0              98.6
Accounts payable                                 140.6             153.7
Customer deposits                                 76.8              77.1
Interest accrued                                  19.5              15.9
Taxes accrued                                     40.0              11.9
                                                 443.7             360.9
Deferred credits
Deferred income taxes                            385.7             382.4
Investment tax credits                            52.0              53.8
Regulatory liability - tax related                79.0              80.6
Other                                            127.2             140.6
                                                 643.9             657.4
                                              $3,108.1          $3,025.9

The accompanying notes are an integral part of the financial statements.

                                                                 FORM 10-Q

                              STATEMENTS OF INCOME
                                  (in millions)

For the three months ended June 30,              1997              1996

Operating revenues
  Electric                                      $300.0            $272.4
  Gas                                             57.1              63.0
                                                 357.1             335.4

Operating expenses
Operation
  Fuel - electric generation                      90.7              90.8
  Purchased power                                 15.7              12.6
  Natural gas sold                                27.0              32.3
  Other                                           54.4              55.4
Maintenance                                       21.9              18.3
Depreciation                                      40.2              33.4
Taxes, federal and state income                   22.6              18.7
Taxes, other than income                          28.3              27.3
                                                 300.8             288.8

Operating income                                  56.3              46.6

Other income
Allowance for other funds used
  during construction                               .1               5.4
Other income (expense), net                       (1.0)               .1
                                                   (.9)              5.5

Income before interest charges                    55.4              52.1

Interest charges
Interest on long-term debt                        12.9              11.6
Other interest                                     3.8               4.5
Allowance for borrowed funds
  used during construction                          --              (2.2)
                                                  16.7              13.9

Net income                                        38.7              38.2
Preferred dividend requirements                     .2                .4
Balance applicable to common stock              $ 38.5            $ 37.8


The accompanying notes are an integral part of the financial statements.

                                                                 FORM 10-Q

                              STATEMENTS OF INCOME
                                  (in millions)

For the six months ended June 30,                1997              1996

Operating revenues
  Electric                                      $572.8            $527.2
  Gas                                            133.9             148.7
                                                 706.7             675.9

Operating expenses
Operation
  Fuel - electric generation                     179.4             187.1
  Purchased power                                 26.5              22.1
  Natural gas sold                                65.0              77.1
  Other                                          106.5             108.9
Maintenance                                       40.0              34.0
Depreciation                                      80.0              66.5
Taxes, federal and state income                   43.1              34.6
Taxes, other than income                          57.9              56.7
                                                 598.4             587.0

Operating income                                 108.3              88.9

Other income
Allowance for other funds used
  during construction                               .1              10.5
Other income (expense), net                       (1.3)               --
                                                  (1.2)             10.5

Income before interest charges                   107.1              99.4

Interest charges
Interest on long-term debt                        25.7              23.3
Other interest                                     7.7               8.8
Allowance for borrowed funds
  used during construction                          --              (4.3)
                                                  33.4              27.8

Net income                                        73.7              71.6
Preferred dividend requirements                     .4               1.3
Balance applicable to common stock              $ 73.3            $ 70.3


The accompanying notes are an integral part of the financial statements.

                                                                 FORM 10-Q

                            STATEMENTS OF CASH FLOWS
                                  (in millions)

For the six months ended June 30,                1997              1996

Cash flows from operating activities
  Net income                                   $  73.7           $  71.6
    Adjustments to reconcile net income
        to net cash:
      Depreciation                                80.0              66.5
      Deferred income taxes                        (.6)             (8.4)
      Investment tax credits, net                 (2.3)             (2.3)
      Allowance for funds used
        during construction                        (.1)            (14.7)
      Deferred recovery clause                     1.2               6.4
      Deferred revenues                          (17.1)             29.9
      Refund to customers                        (12.1)               --
      Amortization of coal contract buyout         1.4               1.4
      Receivables, less allowance
        for uncollectibles                       (16.4)              7.3
      Fuel inventories                           (11.2)             14.7
      Taxes accrued                               28.1               8.3
      Accounts payable                            (3.1)            (26.7)
      Other                                      (14.0)              8.6
                                                 107.5             162.6
Cash flows from investing activities
  Capital expenditures                           (66.8)           (128.3)
  Allowance for funds used
    during construction                             .1              14.7
                                                 (66.7)           (113.6)
Cash flows from financing activities
  Proceeds from contributed capital
    from parent                                    5.0              53.0
  Proceeds from long-term debt                      --               3.1
  Repayment of long-term debt                    (14.0)            (25.3)
  Net payments under credit lines                (10.0)               --
  Net increase in short-term debt                 62.9              23.5
  Dividends                                      (63.4)            (70.3)
  Redemption of preferred stock,
    including premium                               --             (35.5)
                                                 (19.5)            (51.5)

Net increase (decrease) in cash
  and cash equivalents                            21.3              (2.5)
Cash and cash equivalents
  at beginning of period                           3.5               7.4
Cash and cash equivalents at end of period     $  24.8           $   4.9

The accompanying notes are an integral part of the financial statements.

                                                                 FORM 10-Q

                      NOTES TO FINANCIAL STATEMENTS

A.        Tampa  Electric  Company  is  a  wholly  owned  subsidiary  of

     TECO Energy, Inc.



B.        On  June 16, 1997, TECO Energy, Inc. completed its merger with

     Lykes  Energy.    Concurrent  with  this  merger,  Lykes  Energy  s

     regulated  gas  distribution utility, Peoples Gas System, Inc., was merged with and into Tampa Electric Company and now operates as its

     Peoples Gas division.

          On  June  30,  1997,  TECO Energy completed its merger of West

     Florida  Gas  Inc.  (West  Florida)  in a tax-free, stock-for-stock transaction.  Concurrent with this merger, West Florida s regulated gas  distribution  utility,  West  Florida Natural Gas Company, was merged  with  and  into  Tampa Electric Company and now operates as part of the Peoples Gas division.

          These  mergers were accounted for as pooling of interests and,

     accordingly, Tampa Electric s Balance Sheet as of June 30, 1997 and

     its  Statements  of Income and Cash Flows for the period ended June

     30, 1997 include the results of Peoples Gas System and West Florida

     Natural Gas.

          The  Balance  Sheet  as of Dec. 31, 1996 and the Statements of

     Income and Cash Flows for the periods ended June 30, 1996 have been restated  to  include  the results of Peoples Gas System.  The 1996 statements  have  not  been  restated to reflect the operations and financial position of West Florida Natural Gas due to its size.

                                                                 FORM 10-Q

          The  company's  combined  restated revenues and net income for the  three- and six-month periods ended June 30, 1997 and 1996 were as follows:

                      Combining Results (unaudited)
                               (millions)

     Three Months Ended June 30,
                                        1997                1996
                                             Net                 Net
                                 Revenues  Income    Revenues  Income
       Tampa Electric(1)          $300.0    $36.2     $272.4    $36.2
       Peoples Gas                  54.3      2.8       63.0      2.0
       West Florida Gas              2.8      (.1)        --       --
                                  $357.1    $38.9     $335.4     38.2
       Merger related(2)              --      (.2)        --       --
       Combined                   $357.1    $38.7     $335.4    $38.2


     Six Months Ended June 30,
                                        1997                1996
                                             Net                 Net
                                 Revenues  Income    Revenues  Income
       Tampa Electric(1)          $572.8    $64.2     $527.2    $62.1
       Peoples Gas                 124.0      9.1      148.7      9.5
       West Florida Gas              9.9       .6         --       --
                                  $706.7    $73.9     $675.9    $71.6
       Merger related(2               --      (.2)        --       --
       Combined                   $706.7    $73.7     $675.9    $71.6

     (1)
           The  1996  amounts are as previously reported on Form 10-Q for
          the quarter ended June 30, 1996.     (2)
           Reflects net after-tax one-time charge for all merger-related transactions.


C.        The  company  has  made certain commitments in connection with

     its    continuing   construction   program.    Total   construction

     expenditures  for  1997  are  estimated  to be $117 million for the electric division and $27 million for the Peoples Gas division.

                                                                 FORM 10-Q

D.        During  the  first  six  months of 1997, the electric division recognized  $17  million of revenues that had been deferred in 1995 and  1996 pursuant to regulatory agreements approved by the Florida

     Public   Service   Commission.    The  electric  division  deferred

     $30  million  of revenues during the first six months of last year.

     In  addition,  it  refunded  $12  million  of  previously  deferred revenues  to  customers during the first six months of this year in accordance with the agreements.

          As  of  June  30,  1997,  $44 million of deferred revenues was included  in  other deferred credits.  An additional $7 million was classified  as  accounts payable to reflect the remaining amount to be refunded to customers through September 1997.



E.        On  July  16, 1997, the company retired all of its outstanding shares  of  cumulative  preferred stock at the applicable per share redemption  prices  of  $103.75 for Series A, $102.875 for Series B and $101.00 for Series D.

                                                                 FORM 10-Q

Item 2.   Management's Narrative Analysis of Results of Operations

     Three months ended June 30, 1997:

          Net  income of $39 million in the second quarter was 1 percent higher  than in 1996's second quarter as increased operating income more  than  offset  the  decline  in  capitalized  financing  costs

     (AFUDC).

     Contributions by operating division

                                         Operating income
     (millions)                           1997       1996
     Electric division                   $51.4      $42.3
     Peoples Gas division                  4.9        4.3
                                         $56.3      $46.6

          Operating  income  of  $56  million for the second quarter was higher than in 1996 primarily because of the completion of the Polk

     Unit  One  electric generating plant and its inclusion in rate base for earnings purposes.  The Peoples Gas division contributed to the increase  over  1996  as  a  result  of  lower  non-fuel  operating expenses.

          The  electric division s revenues increased 10 percent in this year  s  second  quarter because $10 million of previously deferred revenues were recognized under the company s regulatory agreements,

     while  $9  million  of  revenues  were  deferred  during the second quarter of last year under these agreements.

          Excluding  the  effects  of deferred revenues, revenues at the electric  division  for  the  quarter increased 3 percent from last year  primarily  due  to  higher retail energy sales.  Retail sales increased 3 percent due to 2.5-percent customer growth and almost 4 percent  higher  commercial  and  industrial sales, the result of a strong local economy.

                                                                 FORM 10-Q

          Operating  expenses  for  the  electric division in the second quarter were 7 percent higher than in 1996 primarily as a result of the operation of Polk Unit One.

          Total revenues at the Peoples Gas division decreased 9 percent while  non-fuel  revenues  declined by only 2 percent as commercial

     and   industrial   customers  moved  from  firm  gas  purchases  to

     transportation   only  services.    Milder  weather  in  1997  also

     contributed to lower retail gas sales.

          The  effective  income  tax  rate  for  the second quarter was

     37  percent  compared  to 33 percent for the same period last year.

     The decrease was primarily due to lower AFUDC-other in 1997.

          Total  AFUDC decreased in 1997 because the electric division s

     Polk  Unit  One began commercial service at the end of 1996's third quarter.

          Interest  expense  before AFUDC - borrowed funds was 4 percent higher  in the current quarter primarily due to increased levels of long-term debt.

     Description of the Peoples Gas division s business

          The  Peoples  Gas division of Tampa Electric is engaged in the

     purchase,   distribution   and   marketing   of   natural  gas  for

     residential,  commercial,  industrial and electric power generation customers  wholly  in the State of Florida.  With more than 230,000 customers,  the  division  has operations in all of Florida s major metropolitan  areas. Its business is generally affected by a number of market factors, including competition and seasonality.

          Gas  is  purchased  for  resale  to  customers  under a supply portfolio which consists mostly of short-term contracts of one year

                                                                 FORM 10-Q

      or  less.    The  cost  of gas purchased and the related interstate

     transportation   costs  are  recovered  from  customers  through  a

     purchased  gas  adjustment  clause,  approved by the Florida Public

     Service  Commission,  which  provides  for  full  recovery  of  all prudently incurred costs.

          In  some  cases,  customers  elect  to  purchase  natural  gas directly  from  marketers or producers.  In these instances, gas is

     delivered   to   customers  for  a  transportation  charge  on  the

     deliveries.    The  transportation  rate  charged  to  customers is

     currently the same whether  the customer purchases gas from Peoples

     Gas division or directly from a marketer or producer.

          The Peoples Gas division is not in direct competition with any other  regulated  distributors  of natural gas for customers within

     its  service  areas.    At  the present time, the principal form of

     competition  for residential and small commercial customers is from companies providing other sources of energy and energy services.

          Competition  is  most  prevalent  in  the large commercial and

     industrial  markets.    In recent years, these classes of customers

     have been targeted by companies seeking to sell gas directly either using  Peoples  Gas division facilities or transporting gas through

     other    facilities,   thereby   bypassing   Peoples  Gas  division

     facilities.  In response to this competition, various programs have been  developed  including the provision of transportation services at discounted rates.

          In  general, Peoples Gas division faces competition from other energy  source suppliers offering fuel oil, electricity and in some cases liquid petroleum gas.  Peoples Gas division has taken actions

                                                                 FORM 10-Q

      to  retain  and  expand  its commodity and transportation business,

     including  managing  costs  and  providing high quality services to customers.

          Peoples  Gas  division  s  business is affected by seasonality because  one  of  the  significant markets for natural gas is space

     heating.     Prices  for  natural  gas  also  have  shown  seasonal

     fluctuation, with prices lower in the summer than in the winter.

                                                                 FORM 10-Q

     Six months ended June 30, 1997:

          Net  income  of  $74  million  in the first half was 3 percent higher than in 1996's first half as increased operating income more than offset the decline in AFUDC.

     Contributions by operating division

                                         Operating income
     (millions)                           1997       1996
     Electric division                  $ 93.3      $74.6
     Peoples Gas division                 15.0       14.4
                                        $108.3      $88.9

          Operating  income  of  $108  million  was  higher than in 1996 primarily  because  of the completion of the Polk Unit One electric generating  plant  and  its  inclusion  in  rate  base for earnings

     purposes.    The  Peoples  Gas division contributed to the increase

     over  1996 as a result of lower non-fuel operating expenses and the addition of the West Florida Natural Gas operations.

          The  electric  division s revenues increased 9 percent in this year  s  first  half as $17 million of previously deferred revenues were  recognized  under  the company s regulatory agreements, while

     $30  million of revenues were deferred in the same period last year under these agreements.

          Excluding   the  effects  of  deferred  revenues,  first  half

     revenues  at  the electric division were essentially unchanged from last year as retail electric sales were only slightly lower than in

     1996.    Customer  growth  of  2.4  percent  and  4  percent higher commercial and industrial sales offset the effects of milder winter weather on residential sales.

                                                                 FORM 10-Q

          Operating expenses in the first half for the electric division were  2  percent  higher than in 1996, primarily as a result of the operation of Polk Unit One.

          Total  revenues  at  the  Peoples  Gas  division  decreased 10 percent  while  non-fuel  revenues  declined  by  only 4 percent as commercial  and  industrial customers moved from firm gas purchases

     to  transportation  only  services.   Milder winter weather in 1997

     also contributed to lower retail gas sales.

          The effective income tax rate for the first six months of 1997 was 37 percent compared to 33 percent for the same period last year primarily due to lower AFUDC-other.

          Total  AFUDC decreased in 1997 because the Polk Unit One began commercial service at the end of 1996's third quarter.

          Interest  expense  before  AFUDC  -  borrowed  funds  was up 4 percent due to higher levels of long-term debt and interest accrued on the electric division s revenue deferrals.

                                                                 FORM 10-Q

     Liquidity, Capital Resources and Changes in Financial Condition

          Gas plant in service and notes payable increased from year-end

     1996  as  a  result  of  the  addition  of West Florida Natural Gas

     Company in 1997.  Notes payable also increased due to the timing of cash flows.

                                                                 FORM 10-Q

                       PART II.  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

     3.   Bylaws  of  Tampa  Electric  Company,  as  amended  effective
          April 16, 1997.

     10. Form of Nonstatutory Stock Option under the TECO Energy, Inc. 1997 Director Equity Plan.

     12.  Ratio of earnings to fixed charges.

     27.  Financial data schedule. (EDGAR filing only)


          Certain instruments defining the rights of holders of long-term debt of Tampa Electric Company authorizing a total amount of securities not exceeding 10 percent of total assets on a consolidated basis are not filed herewith. Tampa Electric Company will furnish copies of such instruments to the Securities and Exchange Commission upon request.


     (b)  Reports on Form 8-K

          The  registrant  filed  a  Current  Report  on  Form 8-K dated
          April 16, 1997 reporting under "Item 5. Other Events" shareholder approval of TECO Energy s 1997 Director Equity Plan as an amendment and restatement of TECO Energy s 1991 Director Stock Option Plan.

          The registrant filed a Current Report on Form 8-K dated June 16, 1997 reporting under "Item 5. Other Events" the completion of the merger of Lykes Energy, Inc. with and into TECO Energy and the contemporaneous merger of Peoples Gas System, Inc. with and into the registrant.

                                                                 FORM 10-Q

                               SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                        TAMPA ELECTRIC COMPANY
                                             (Registrant)




     Dated: August 12, 1997            By:   /s/ A. D. Oak
                                              A. D. Oak
                                      Vice President - Treasurer
                                     and Chief Financial Officer

                                                                 FORM 10-Q

                                  INDEX TO EXHIBITS

Exhibit No.   Description of Exhibits                            Page No.

    3.        Bylaws of Tampa Electric Company, as amended
              effective April 16, 1997.                             20

   10.        Form of Nonstatutory Stock Option under the
              TECO Energy, Inc. 1997 Director Equity Plan           30

   12.        Ratio of earnings to fixed charges                    32

   27.        Financial data schedule (EDGAR filing only)           --