Form 10-Q
period 1997-09-30
TAMPA ELECTRIC CO
filed 1997-11-13
CIK 96271

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                 FORM 10-Q

(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           September 30, 1997
                                     OR

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

Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (October 31, 1997):

               Common Stock, Without Par Value       10

The  registrant  meets the conditions set forth in General Instruction
(H)(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.


                                                             FORM 10-Q

                    PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

          In  the  opinion  of  management,  the  unaudited  financial statements  include  all  adjustments  necessary  to present fairly  the  results  for  the three- and nine-month periods ended  Sept.  30, 1997 and 1996.  The current year financial statements  include  the results of Peoples Gas System, Inc.

          and  West  Florida  Natural  Gas Company, both of which were merged  into  Tampa  Electric  Company  in  June 1997.  Both mergers  were accounted for as poolings of interests.  Prior year  financial statements have been restated to reflect the results  of Peoples Gas System.  Reference should be made to the explanatory notes affecting the income and balance sheet accounts contained in Tampa Electric Company's Annual Report on  Form  10-K  for  the year ended Dec. 31, 1996 and to the notes on pages 7 through 9 of this report.

                                                             FORM 10-Q

                              BALANCE SHEETS
                               (in millions)

                                             Sept. 30,         Dec. 31,
                                                1997             1996
                                       Assets
Property, plant and equipment,
  at original cost
Utility plant in service
  Electric                                    $3,604.0          $3,536.6
  Gas                                            465.1             410.4
Construction work in progress                     38.7              40.2
                                               4,107.8           3,987.2
Accumulated depreciation                      (1,568.5)         (1,456.7)
                                               2,539.3           2,530.5
Other property                                     6.2               6.0
                                               2,545.5           2,536.5
Current assets
Cash and cash equivalents                         15.8               3.5
Receivables, less allowance
  for uncollectibles                             152.4             162.0
Inventories, at average cost
  Fuel                                            68.6              57.0
  Materials and supplies                          44.9              42.9
Prepayments                                        5.1               4.9
                                                 286.8             270.3
Deferred debits
Unamortized debt expense                          17.9              18.3
Deferred income taxes                            110.0             102.9
Regulatory asset - tax related                    42.6              44.8
Other                                             82.8              53.1
                                                 253.3             219.1
                                              $3,085.6          $3,025.9

                          Liabilities and Capital
Capital
Common stock                                  $  972.1          $  961.7
Retained earnings                                319.2             285.7
                                               1,291.3           1,247.4
Preferred stock, redemption not required            --              20.0
Long-term debt, less amount due
  within one year                                727.0             740.2
                                               2,018.3           2,007.6
Current liabilities
Long-term debt due within one year                 4.2               3.7
Notes payable                                    141.2              98.6
Accounts payable                                 114.1             153.7
Customer deposits                                 77.0              77.1
Interest accrued                                  25.3              15.9
Taxes accrued                                     47.1              11.9
                                                 408.9             360.9
Deferred credits
Deferred income taxes                            401.4             382.4
Investment tax credits                            50.8              53.8
Regulatory liability - tax related                77.7              80.6
Other                                            128.5             140.6
                                                 658.4             657.4
                                              $3,085.6          $3,025.9

The accompanying notes are an integral part of the financial statements.

                                                             FORM 10-Q

                           STATEMENTS OF INCOME
                               (in millions)

For the three months ended Sept. 30,             1997              1996

Operating revenues
  Electric                                      $342.3            $311.1
  Gas                                             49.7              49.0
                                                 392.0             360.1

Operating expenses
Operation
  Fuel - electric generation                      98.3             101.8
  Purchased power                                 29.1              16.7
  Natural gas sold                                22.2              23.5
  Other                                           53.9              52.9
Maintenance                                       22.1              18.6
Depreciation                                      40.3              33.8
Taxes, federal and state income                   30.7              26.9
Taxes, other than income                          27.5              26.5
                                                 324.1             300.7

Operating income                                  67.9              59.4

Other income
Allowance for other funds used
  during construction                               --               5.8
Other income (expense), net                        (.4)               --
                                                   (.4)              5.8

Income before interest charges                    67.5              65.2

Interest charges
Interest on long-term debt                        12.5              11.5
Other interest                                     3.9               4.2
Allowance for borrowed funds
  used during construction                          --              (2.3)
                                                  16.4              13.4

Net income                                        51.1              51.8
Preferred dividend requirements                     --                .2
Balance applicable to common stock              $ 51.1            $ 51.6


The accompanying notes are an integral part of the financial statements.

                                                             FORM 10-Q

                           STATEMENTS OF INCOME
                               (in millions)

For the nine months ended Sept. 30,              1997              1996

Operating revenues
  Electric                                    $  915.1          $  838.3
  Gas                                            183.6             197.7
                                               1,098.7           1,036.0

Operating expenses
Operation
  Fuel - electric generation                     277.7             288.9
  Purchased power                                 55.7              38.9
  Natural gas sold                                87.2             100.5
  Other                                          160.4             161.8
Maintenance                                       62.0              52.6
Depreciation                                     120.3             100.4
Taxes, federal and state income                   73.8              61.4
Taxes, other than income                          85.4              83.2
                                                 922.5             887.7

Operating income                                 176.2             148.3

Other income
Allowance for other funds used
  during construction                               .1              16.2
Other income (expense), net                       (1.7)               --
                                                  (1.6)             16.2

Income before interest charges                   174.6             164.5

Interest charges
Interest on long-term debt                        38.1              34.7
Other interest                                    11.6              13.0
Allowance for borrowed funds
  used during construction                          --              (6.6)
                                                  49.7              41.1

Net income                                       124.9             123.4
Preferred dividend requirements                     .5               1.5
Balance applicable to common stock            $  124.4          $  121.9


The accompanying notes are an integral part of the financial statements.

                                                             FORM 10-Q

                         STATEMENTS OF CASH FLOWS
                               (in millions)

For the nine months ended Sept. 30,              1997              1996

Cash flows from operating activities
  Net income                                   $ 124.9           $ 123.4
    Adjustments to reconcile net income
        to net cash:
      Depreciation                               120.3             100.4
      Deferred income taxes                        4.9              (7.2)
      Investment tax credits, net                 (3.5)             (3.5)
      Allowance for funds used
        during construction                        (.1)            (22.8)
      Deferred recovery clause                     2.2               5.6
      Deferred revenue                           (27.7)             38.1
      Refund to customers                        (19.4)               --
      Amortization of coal contract buyout         2.0               2.0
      Receivables, less allowance
        for uncollectibles                        11.6               (.6)
      Fuel inventories                           (13.6)             23.1
      Taxes accrued                               35.2              29.4
      Accounts payable                           (19.7)            (23.1)
      Other                                       (6.0)             13.5
                                                 211.1             278.3
Cash flows from investing activities
  Capital expenditures                          (104.6)           (195.5)
  Allowance for funds used
    during construction                             .1              22.8
                                                (104.5)           (172.7)
Cash flows from financing activities
  Proceeds from contributed capital
    from parent                                    5.0              83.0
  Proceeds from long-term debt                      --               3.1
  Repayment of long-term debt                    (16.7)            (26.3)
  Net payments under credit lines                (10.0)               --
  Net increase (decrease) in short-term debt      41.0             (31.0)
  Dividends                                      (93.2)            (99.8)
  Redemption of preferred stock,
    including premium                            (20.4)            (35.5)
                                                 (94.3)           (106.5)

Net increase (decrease) in cash
  and cash equivalents                            12.3               (.9)
Cash and cash equivalents
  at beginning of period                           3.5               7.5
Cash and cash equivalents at end of period     $  15.8           $   6.6


The accompanying notes are an integral part of the financial statements.

                                                             FORM 10-Q

                     NOTES TO FINANCIAL STATEMENTS

A.        Tampa  Electric  Company  is  a  wholly  owned subsidiary of

     TECO Energy, Inc.



B.        In  June  1997,  TECO Energy completed its merger with Lykes

     Energy,  Inc.   Concurrent with this merger, Lykes Energy, Inc. s

     regulated gas distribution utility, Peoples Gas System, Inc., was merged  into  Tampa  Electric  Company  and  now  operates as its

     Peoples Gas division.

          Also  in  June  1997,  TECO Energy completed its merger with

     West  Florida  Gas  Inc.  (West  Florida).   Concurrent with this

     merger,  West  Florida s regulated gas distribution utility, West

     Florida  Natural  Gas  Company,  was  merged  into Tampa Electric

     Company and now operates as part of the Peoples Gas division.

          These  mergers  were  accounted for as poolings of interests and,  accordingly,  the  company  s Balance Sheet as of Sept. 30,

     1997  and its Statements of Income and Cash Flows for the periods ended  Sept.  30,  1997 include the results of Peoples Gas System and West Florida.

          The  Balance Sheet as of Dec. 31, 1996 and the Statements of

     Income  and  Cash Flows for the periods ended Sept. 30, 1996 have been  restated to include the results of Peoples Gas System.  The

     1996  statements have not been restated to reflect the operations and  financial  position  of  West Florida Natural Gas due to its size.

          The  company's combined restated revenues and net income for the  three-  and nine-month periods ended Sept. 30, 1997 and 1996 were as follows:

                                                             FORM 10-Q

                                                             FORM 10-Q

                          Combining Results
                              (unaudited)

                                    Three Months Ended   Nine Months Ended
                                      Sept. 30, 1997       Sept. 30, 1997
                                                Net                Net
       (millions)                       Revenues Income  Revenues  Income
       Tampa Electric pre-merger        $  --    $  --   $  572.8  $ 64.2
       Peoples Gas Division pre-merger     --       --      124.0     9.2
       West Florida Gas pre-merger         --       --        9.9     0.6
                                           --       --      706.7    74.0
       Merger related(1)                   --       --         --    (0.2)
                                           --       --      706.7    73.8
       Tampa Electric post-merger        392.0    51.1      392.0    51.1
       Combined                         $392.0   $51.1   $1,098.7  $124.9


                                    Three Months Ended   Nine Months Ended
                                      Sept. 30, 1996      Sept. 30, 1996
                                                  Net                Net
       (Millions)                     Revenues  Income   Revenues  Income
       Tampa Electric pre-merger(2)     $311.1   $50.8   $  838.3  $113.0
       Peoples Gas Division pre-merger    49.0     1.0      197.7    10.4
       Combined                         $360.1   $51.8   $1,036.0  $123.4

     (1) Reflects a net after-tax one-time charge for merger-related transactions.
     (2) The 1996 amounts were previously reported on Form 10Q for the quarter ended Sept. 30, 1996.

C.        The  company has made certain commitments in connection with

     i t s   continuing  construction  program.    Total  construction

     expenditures  are  estimated  to be $117 million for the electric division and $30 million for the Peoples Gas division.

D.        During  the first nine months of 1997, the electric division recognized $28 million of revenues that had been deferred in 1995 and  1996  pursuant  to  regulatory  agreements  approved  by the

     Florida  Public Service Commission (FPSC).  The electric division deferred  $38 million of revenues during the first nine months of

     last  year.    In addition, it refunded $19 million of previously

     deferred  revenues  to  customers during the first nine months of this year in accordance with the agreements.

                                                             FORM 10-Q

          As  of  Sept. 30, 1997, $33 million of deferred revenues was included in other deferred credits.



E.        On July 16, 1997, the company retired all of its outstanding shares  of  preferred stock at the per share redemption prices of

     $103.75  for  Series  A,  $102.875  for  Series B and $101.00 for

     Series D.

                                                             FORM 10-Q

Item 2.   Management's Narrative Analysis of Results of Operations

     Nine months ended Sept. 30, 1997:

          Net  income  of  $125 million in the first nine months was 1 percent  higher  than  in  1996's  first nine months as increased operating income more than offset the decline in AFUDC.

     Contributions by operating division

                                         Operating income
     (millions)                           1997       1996
     Electric division                  $157.5     $130.6
     Peoples Gas division                 18.7       17.7
                                        $176.2     $148.3

          Operating  income  of  $176  million was higher than in 1996 primarily  because  of  the  completion  of  the  Polk  Unit  One generating  plant  and  its  inclusion  in rate base for earnings purposes.



     Electric division

          Revenues  increased  9  percent  in  this  year s first nine months  as  $28  million  of  previously  deferred  revenues were recognized  under  the  company  s  regulatory  agreements, while

     $38  million  of  revenues  were deferred in the same period last year under these agreements.

          Excluding  the  effects  of  deferred revenues, year-to-date

     revenues    were up from last year as milder weather early in the

     year partially offset 2.4 percent customer growth.

          Operating  expenses for the first nine months were 6 percent higher  than  in  1996, primarily as a result of the operation of

     Polk Unit One and increased maintenance on generation equipment.

          Year-to-date results also reflected a recent decision by the

     FPSC  to  change  the  regulatory  treatment of certain long-term

                                                             FORM 10-Q

     wholesale  power  sales  contracts  through  1999.    The impact,

     retroactive  to  Jan.  1,  1997,  was   $7.5 million pretax.  The

     fourth quarter impact of this decision is expected to be about $2

     million.    The  company intends to sell these contracts to other

     power suppliers by year end.

          As  a  result of this decision, the company will concentrate its  wholesale  power  sales  efforts  on  energy broker or other short-term sales for the next two years.

               On  Oct.  9,  1997,  IMC-Agrico (IMCA) and Duke Energy

     Power  Services  announced they had signed a letter of intent for the  construction  of  a  natural  gas fired combined cycle power plant with a minimum capacity of 240 megawatts.  Although IMCA, a large  phosphate  producer, was the company s largest customer in

     1996, it represented less than 3 percent of 1996's base revenues.

     The  proposed  plant is intended to serve electric load currently

     s e rved  by  Tampa  Electric  and  two  other  utilities.    The

     announcement  further  indicated  that  the  plant is expected to begin  operation as early as mid-2000 on property currently owned by  IMCA  in  central Florida.  The announcement also stated that capacity not used by IMCA will be sold in the wholesale market by a Duke Energy affiliate.

          IMCA  has  sought  an order from the FPSC declaring that the project  involves permissible self generation. Tampa Electric has filed  a  petition  with the FPSC to intervene in this proceeding because  it  believes  the  proposed  project will involve retail transactions  within the company s defined service area which are prohibited under existing Florida regulation.

                                                             FORM 10-Q

          Because  specific  information  with respect to the proposed plant,  such as the ultimate size, configuration and location has not  been announced, its full effect on Tampa Electric is unclear

     at  this  time.    The company believes that there would not be a

     material  adverse financial impact on it if the plant is actually

     constructed.    Under  existing  regulation, however, there would

     likely be a shifting of costs to other retail customers.



     Peoples Gas System

          Total  revenues  decreased 7 percent while non-fuel revenues declined  by  only  1  percent,  the  result  of  commercial  and

     i n d u strial  customers  moving  from  firm  gas  purchases  to

     transportation  only  services.   Operating income increased as a

     result  of  lower non-fuel operating expenses and the addition of the West Florida Natural Gas operations.



          Tampa  Electric  s  effective  income tax rate for the first nine months of 1997 was 37 percent compared to 33 percent for the same  period  last  year,  primarily  due  to  lower  capitalized financing costs.

          Total  AFUDC  decreased  in  1997  because the Polk Unit One began commercial service at the end of 1996's third quarter.

          Interest  expense  before  AFUDC-borrowed  funds  was  up  4 percent due to higher levels of long-term debt.



     Derivatives and Hedging Policy

                                                             FORM 10-Q

          During  1997,  Peoples  Gas  System has utilized natural gas options  contracts,  from  time  to time, to limit the effects of natural gas price increases on the prices it charges customers.

          Tampa  Electric  does  not  use derivatives or other hedging instruments for speculative purposes.

                                                             FORM 10-Q

                      PART II.  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

     12.  Ratio of earnings to fixed charges.

     27.1 Financial data schedule - nine months ended Sept. 30, 1997. (EDGAR filing only)

     27.2 Restated financial data schedule - nine months ended Sept. 30, 1996. (EDGAR filing only)

                                                             FORM 10-Q

                              SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                        TAMPA ELECTRIC COMPANY
                                             (Registrant)




     Dated: November 12, 1997     By:   /s/ W. L. Griffin
                                            W. L. Griffin
                                      Vice President - Controller
                                     (Principal Accounting Officer)

                                                             FORM 10-Q

                           INDEX TO EXHIBITS

Exhibit No.   Description of Exhibits                          Page No.

   12.        Ratio of earnings to fixed charges                    16

   27.1       Financial data schedule - nine months ended
              Sept. 30, 1997  (EDGAR filing only)                   --

   27.2       Restated financial data schedule - nine months
              ended Sept. 30, 1996  (EDGAR filing only)             --