Form 10-K
period 1997-12-31
TAMPA ELECTRIC CO
filed 1998-03-30
CIK 96271

FORM 10-K
                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
(Mark One)
  X Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the fiscal year ended December 31, 1997
                                  OR
          Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the transition period from _________ to ________

          Commission File Number 1-5007

                        TAMPA ELECTRIC COMPANY
        (Exact name of registrant as specified in its charter)

            FLORIDA                                 59-0475140
     (State or other jurisdiction of              (I.R.S. Employer
     incorporation or organization)             Identification Number)

          TECO Plaza
     702 N. Franklin Street
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

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 28, 1998 was zero.

As  of  February  28,  1997,  there were 10 shares of the registrant's
common   stock  issued  and  outstanding,  all  of  which  were  held, beneficially and of record, by TECO Energy, Inc.

                  DOCUMENTS INCORPORATED BY REFERENCE
                                 None

The  registrant  meets the conditions set forth in General Instruction
(I) (1) (a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

                                PART I

Item 1.  BUSINESS.

     Tampa Electric Company (the company) was incorporated in Florida in 1899 and was reincorporated in 1949. As a result of a restructuring in 1981, the company became a wholly owned subsidiary of TECO Energy, Inc. (TECO Energy), a diversified energy-related holding company.
     In June 1997, TECO Energy acquired Lykes Energy, Inc. As part of this acquisition, Lykes' regulated gas distribution utility was merged into the company and now operates as the Peoples Gas System division of Tampa Electric Company (PGS). Also in June 1997, TECO Energy completed its acquisition of West Florida Natural Gas Company (West Florida Gas), a local distribution company, serving the Ocala and Panama City, Florida areas. West Florida Gas now operates as part of the Peoples Gas System division.
     Tampa Electric Company is a public utility operating within the state of Florida and is engaged in the generation, purchase, t r ansmission, distribution and sale of electric energy (Tampa Electric), and, through its Peoples Gas System division, in the purchase, distribution and marketing of natural gas for residential, commercial, industrial and electric power generation customers wholly in the State of Florida. The retail electric service territory comprises an area of about 2,000 square miles in west central Florida, including Hillsborough County and parts of Polk, Pasco and Pinellas
Counties, and has an estimated population of over one million. The principal communities served are Tampa, Winter Haven, Plant City and Dade City. In addition, the company engages in wholesale sales to other utilities. Tampa Electric has three electric generating stations in or near Tampa, one electric generating station in southwestern Polk County, Florida, and two electric generating stations (one of which is on long-term standby) located near Sebring, a city located in Highlands County in south central Florida. Total net winter generating capability at Dec. 31, 1997 is 3,600 megawatts (MWs).
     PGS, with 238,000 customers, has operations in Florida's major metropolitan areas. Annual natural gas throughput (the amount of gas delivered to its customers including transportation only service) in 1997 was 900 million therms.
     P o w er Engineering & Construction, Inc. (PEC), a Florida corporation formed in late 1996, is a wholly owned subsidiary of Tampa Electric Company and is engaged in engineering and construction services with principal focus on non Tampa Electric electric power facilities. Operations of PEC in 1997 were not significant.

TAMPA ELECTRIC--Electric Operations

     Tampa Electric had 2,771 employees as of Dec. 31, 1997, of which 1,123 were represented by the International Brotherhood of Electrical Workers (IBEW) and 306 by the Office and Professional Employees International Union.

     In 1997, approximately 46 percent of Tampa Electric's total operating revenue was derived from residential sales, 27 percent from commercial sales, 9 percent from industrial sales and 18 percent from other sales including bulk power sales for resale.

The sources of electric operating revenue for 1997 were as follows:

(millions)                       1997

Residential                  $  532.3
Commercial                      326.7
Industrial-Phosphate             61.3
Industrial-Other                 51.5
Other retail sales
  of electricity                 85.0
Sales for resale                 94.3
Deferred revenues                30.5
Other                             7.6
                             $1,189.2

     No significant part of Tampa Electric's business is dependent upon a single customer or a few customers, the loss of any one or more of whom would have a significantly adverse effect on Tampa Electric, except for IMC-Agrico (IMCA), a large phosphate producer representing less than three percent of Tampa Electric's 1997 base revenues. In May 1996, IMCA issued a request for proposals (RFP) for electric power to serve load currently served by Tampa Electric and others.
     In 1997, IMCA and Duke Energy Power Services (Duke) announced the results of IMCA's RFP and that they had signed a letter of intent for the construction of a natural gas fired combined cycle power plant with a minimum capacity of 240 megawatts to serve retail load currently served by Tampa Electric and two other utilities.
     Tampa Electric and others objected to the proposed project on the grounds that it involved retail transactions within defined service areas that are prohibited under existing Florida regulation. Prior to an FPSC ordered evidentiary hearing to determine if the proposed project should be considered permitted self-generation or a prohibited retail sale, IMCA withdrew its petition. As a result, the status of the proposed project and the RFP process initiated by IMCA are unclear at this time. See further discussion on pages 23 and 24.
     Tampa Electric's business is not a seasonal one, but winter peak loads are experienced due to fewer daylight hours and colder temperatures, and summer peak loads are experienced due to use of air conditioning and other cooling equipment.

Regulation

     The retail operations of Tampa Electric are regulated by the Florida Public Service Commission (FPSC), which has jurisdiction over retail rates, the quality of service, issuances of securities, planning, siting and construction of facilities, accounting and depreciation practices and other matters.
     In general, the FPSC's pricing objective is to set rates at a level that allows the utility to collect total revenues (revenue requirements) equal to its cost of providing service, including a reasonable return on invested capital.
     The costs of owning, operating and maintaining the utility system, other than fuel, purchased power, conservation and certain environmental costs, are recovered through base rates. These costs include operation and maintenance expenses, depreciation and taxes, as well as a return on Tampa Electric's investment in assets used and useful in providing electric service (rate base). The rate of return on rate base, which is intended to approximate Tampa Electric's weighted cost of capital, includes its costs for debt and preferred stock, deferred income taxes at a zero cost rate and an allowed return on common equity. Base prices are determined in FPSC price setting hearings which occur at irregular intervals at the initiative of Tampa Electric, the FPSC or other parties.
     Fuel, conservation, certain environmental and certain purchased p o w e r costs are recovered through levelized monthly charges established pursuant to the FPSC's fuel adjustment and cost recovery clauses. These charges, which are reset semi-annually (annually in the case of conservation cost recovery) in an FPSC hearing, are based on estimated costs of fuel, environmental compliance, conservation programs and purchased power and estimated customer usage for a specific recovery period, with a true-up adjustment to reflect the variance of actual costs from the projected charges.
     The FPSC may disallow recovery of any costs that it considers imprudently incurred.
     Tampa Electric is also subject to regulation by the Federal Energy Regulatory Commission (FERC) in various respects including wholesale power sales, certain wholesale power purchases, transmission services and accounting and depreciation practices.
     Federal, state and local environmental laws and regulations cover air quality, water quality, land use, power plant, substation and transmission line siting, noise and aesthetics, solid waste and other environmental matters. See Environmental Matters on page 7 and 8.
     T E C O Transport Corporation (TECO Transport), TECO Coal Corporation (TECO Coal) and TECO Power Services Corporation (TECO Power Services), subsidiaries of TECO Energy, sell transportation services, coal, and generating capacity and energy, respectively, to Tampa Electric and to third parties. The transactions between Tampa Electric and these affiliates and the prices paid by Tampa Electric are subject to regulation by the FPSC and FERC, and any charges deemed to be imprudently incurred may not be allowed to be recovered from Tampa Electric's customers.

Competition

     Tampa Electric s retail electric business is substantially free from direct competition with other electric utilities, municipalities and public agencies. At the present time, the principal form of competition at the retail level consists of natural gas for residences and businesses and the self-generation option available to larger users of electric energy. Such users may seek to expand their options through various initiatives including legislative and/or regulatory changes that would permit competition at the retail level. One such initiative, described on page 3, involves a proposed merchant power plant with part of the capacity claimed to be self generation. Tampa Electric intends to take all appropriate actions to retain and expand its retail business, including managing costs and providing high quality service to retail customers. Such action might, with the approval of the FPSC, include the use of load retention and/or economic development service contracts and tariffs to reduce the loss of existing load and/or acquire additional load.
     There is presently active competition in the wholesale power markets in Florida, and this is increasing largely as a result of the Energy Policy Act of 1992 and related federal initiatives. This Act removed certain regulatory barriers to independent power producers and required utilities to transmit power from such producers, utilities and others to wholesale customers as more fully described below.
     In April 1996, the Federal Energy Regulatory Commission (FERC) issued its Final Rule on Open Access Non-discriminatory Transmission, Stranded Costs, Open Access Same-time Information System (OASIS) and Standards of Conduct. These rules work together to open access for wholesale power flows on transmission systems. Utilities owning transmission facilities (including Tampa Electric) are required to provide services to wholesale transmission customers comparable to those they provide to themselves on comparable terms and conditions including price. Among other things, the rules require transmission services to be unbundled from power sales and owners of transmission systems must take transmission service under their own transmission tariffs.
     Transmission system owners are also required to implement an OASIS system providing, via the Internet, access to transmission service information (including price and availability), and to rely exclusively on their own OASIS system for such information for purposes of their own wholesale power transactions. To facilitate compliance, owners must implement Standards of Conduct to ensure that personnel involved in marketing of wholesale power are functionally separated from personnel involved in transmission services and reliability functions. Tampa Electric, together with other utilities, has implemented an OASIS system and believes it is in compliance with the Standards of Conduct.
     In addition to these transmission developments at the federal level, there have been initiatives at the state level to facilitate the construction of merchant power plants, i.e. plants built on speculation with a portion or all of their capacity not subject to purchase agreements. Tampa Electric has opposed these efforts and it is uncertain at this time how the FPSC will proceed on this matter. See Merchant Power Plants on pages 23 and 24 for a further description of proposed projects and the issues they raise.

Fuel

     About 98 percent of Tampa Electric's generation for 1997 was from its coal-fired units. About the same level is anticipated for 1998.

     Tampa Electric's average fuel cost per million BTU and average cost per ton of coal burned for 1997 was as follows:

Average cost
 per million BTU:                 1997
Coal                            $ 1.97
Oil                             $ 3.76
Gas                                 --
Composite                       $ 2.01
Average cost per ton
 of coal burned                 $44.50

     Tampa  Electric's  generating  stations  burn  fuels  as follows:
Gannon Station burns low-sulfur coal; Big Bend Station burns a combination of low-sulfur coal and coal of a somewhat higher sulfur content; Polk Power Station burns high-sulfur coal which is gasified; Hookers Point Station burns low-sulfur oil; Phillips Station burns oil of a somewhat higher sulfur content; and Dinner Lake Station, which was placed on long-term reserve standby in March 1994, burned natural gas and oil.
     Coal. Tampa Electric burned approximately 8.1 million tons of coal during 1997 and estimates that its coal consumption will be about the same for 1998. During 1997, Tampa Electric purchased approximately 42 percent of its coal under long-term contracts with five suppliers, including the affiliate TECO Coal, and 58 percent of its coal in the spot market or under intermediate-term purchase agreements. About 12 percent of Tampa Electric's 1997 coal requirements were supplied by TECO Coal. During December 1997, the average delivered cost of coal (including transportation) was $42.27 per ton, or $1.88 per million BTU. Tampa Electric expects to obtain approximately 40 percent of its coal requirements in 1998 under long-term contracts with five suppliers, including TECO Coal, and the remaining 60 percent in the spot market or under intermediate-term purchase agreements. Tampa Electric estimates that about 9 percent of its 1998 coal requirements will be supplied by TECO Coal. Tampa Electric's long-term coal contracts provide for revisions in the base price to reflect changes in a wide range of cost factors and for suspension or reduction of deliveries if environmental regulations should prevent Tampa Electric from burning the coal supplied, provided that a good faith effort has been made to continue burning such coal.
     In 1997, about 61 percent of Tampa Electric's coal supply was deep-mined, approximately 38 percent was surface-mined and one percent was a processed oil by-product known as petroleum coke. Federal surface-mining laws and regulations have not had any material adverse impact on Tampa Electric's coal supply or results of its operations. Tampa Electric, however, cannot predict the effect on the market price of coal of any future mining laws and regulations. Although there are reserves of surface-mineable coal dedicated by suppliers to Tampa Electric's account, high-quality coal reserves in Kentucky that can be economically surface-mined are being depleted and in the future more coal will be deep-mined. This trend is not expected to result in any significant additional costs to Tampa Electric.
     Oil. Tampa Electric had supply agreements through Dec. 31, 1997 for No. 2 fuel oil and No. 6 fuel oil for its four combustion turbine units, Polk Station, Hookers Point Station and Phillips Station at prices based on Gulf Coast Cargo spot prices. Contracts for the supply of No. 2 and No. 6 fuel oil through Dec. 31, 1998 are expected to be finalized in early 1998. The price for No. 2 fuel oil deliveries taken in December 1997 was $24.37 per barrel, or $4.20 per million BTU. The average price for No. 6 fuel oil deliveries taken in December 1997 was $19.44 per barrel, or $3.08 per million BTU.

Franchises

     Tampa Electric holds franchises and other rights that, together with its charter powers, give it the right to carry on its retail business in the localities it serves. The franchises are irrevocable and are not subject to amendment without the consent of Tampa Electric, although, in certain events, they are subject to forfeiture.
     Florida municipalities are prohibited from granting any franchise for a term exceeding 30 years. If a franchise is not renewed by a municipality, the franchisee has the statutory right to require the municipality to purchase any and all property used in connection with the franchise at a valuation to be fixed by arbitration. In addition, all of the municipalities except for the cities of Tampa and Winter Haven have reserved the right to purchase Tampa Electric's property used in the exercise of its franchise, if the franchise is not renewed.
     Tampa Electric has franchise agreements with 13 incorporated municipalities within its retail service area. These agreements have various expiration dates ranging from December 2005 to September 2021. Tampa Electric has no reason to believe that any of these franchises will not be renewed.
     Franchise fees payable by Tampa Electric, which totaled $19.9 million in 1997, are calculated using a formula based primarily on electric revenues.
     Utility operations in Hillsborough, Pasco, Pinellas and Polk Counties outside of incorporated municipalities are conducted in each case under one or more permits to use county rights-of-way granted by the county commissioners of such counties. There is no law limiting the time for which such permits may be granted by counties. There are no fixed expiration dates for the Hillsborough County and Pinellas County agreements. The agreements covering electric operations in Pasco and Polk counties expire well after the year 2000.

Environmental Matters

     Tampa Electric's operations are subject to county, state and f e deral environmental regulations. The Hillsborough County Environmental Protection Commission and the Florida Environmental Regulation Commission are responsible for promulgating environmental regulations and coordinating most of the environmental regulation functions performed by the various departments of state government. T h e Florida Department of Environmental Protection (FDEP) is responsible for the administration and enforcement of the state regulations. The U.S. Environmental Protection Agency (EPA) is the primary federal agency with environmental responsibility.
     Tampa Electric has all required environmental permits. In addition, monitoring programs are in place to assure compliance with permit conditions.
     Tampa Electric Company has been identified as a potentially responsible party (PRP) for certain superfund sites. While the total costs of remediation at these sites may be significant, Tampa Electric shares potential liability with other PRPs, many of which have substantial assets. Accordingly, Tampa Electric expects that its liability in connection with these sites will not be significant. The environmental remediation costs associated with these sites are not expected to have a material impact on customer prices.

     Expenditures. During the five years ended Dec. 31, 1997, Tampa E l e c tric spent $161.9 million on capital additions to meet environmental requirements, including $106.9 million for the Polk Power Station project. Environmental expenditures are estimated at $6 million for 1998 and $4 million in total for 1999 through 2002. These totals exclude amounts required to comply with the 1990 amendments to the Clean Air Act.
     Tampa Electric is complying with the Phase I emission limitations imposed by the Clean Air Act Amendments which became effective Jan. 1, 1995 by using blends of lower-sulfur coal, controlling stack emissions and owning emission allowances.
     Tampa Electric is currently evaluating options to comply with Phase II sulfur dioxide emission standards set for the year 2000. The options include scrubbing additional capacity or switching to lower sulfur fuels. It is also evaluating options to comply with Phase II of the Clean Air Act Amendments for nitrogen oxide (NOx) reductions. These options include combustion modifications and retrofit control technology. Tampa Electric s capital expenditure estimates reflected in Note I on page 44 include $20 million for compliance with all Phase II requirements including NOx reductions. The actual level of required expenditures is uncertain at this time, however, it would be higher if the option of scrubbing additional capacity is chosen. In any event, Tampa Electric believes that the cost of compliance with Phase II, which would be reflected in customers' bills, is not expected to have a material impact on its prices.
     In addition to recovering certain prudently incurred environmental costs through base rates, Tampa Electric may petition the FPSC for recovery of certain other environmental compliance costs on a current basis pursuant to a statutory environmental cost recovery procedure.
     In 1997, Tampa Electric recovered $5.8 million of environmental compliance costs through the environmental cost recovery clause. These are costs incurred by Tampa Electric after April 1993 to comply with e n v i ronmental regulations enacted, or which became effective subsequent to the test year of Tampa Electric's most recent full regulatory price setting proceeding but not included in current rates. Tampa Electric plans to seek continuing recovery of these types of costs through this clause until the next full regulatory price setting proceeding. Under the October 1996 agreement with the FPSC the earliest any such new prices could be in effect is in the year 2000.

PEOPLES GAS SYSTEM--Gas Operations

     PGS is engaged in the purchase, distribution and marketing of natural gas for residential, commercial, industrial and electric power generation customers in the State of Florida. It has no gas reserves, but relies on two interstate pipelines to deliver gas to it for sale or other delivery to customers connected to its distribution system. C u r r e n tly, PGS operates a distribution system that serves approximately 238,000 customers. The system includes approximately 6,900 miles of mains and over 4,700 miles of service lines.
     Industrial and power generation customers consume approximately 70 percent of the company's annual therm volume. Commercial customers use approximately 23 percent with the balance consumed by residential customers.
     While the residential market represents only a small percentage of total therm volume, residential operations generally comprise 23 p e r c ent of total revenues. New residential construction and conversions of existing residences to gas have steadily increased since the late 1980's.
     Natural gas has historically been used in many traditional industrial and commercial operations throughout Florida, including production of products such as steel, glass, ceramic tile and food products. Gas climate control technology is expanding throughout F l orida, and commercial/industrial customers including schools, hospitals, office complexes and churches are utilizing this new technology.
     Within the PGS operating territory, large cogeneration facilities utilize gas technology in the production of electric power and steam. Over the past three years, the company has transported more than 500 million therms annually to facilities involved in cogeneration.

     The sources of gas operating revenues for 1997 were as follows:

(millions)                          1997
Residential                       $ 56.3
Commercial                         132.2
Interruptible                       14.5
Transportation                      27.1
Other revenues                      19.5
Total                             $249.6

     PGS  had  1,046  employees  as  of  Dec. 31, 1997. A total of 179
employees   in  six  of  the  company's  13  operating  divisions  are represented by various union organizations.

Regulation

     The operations of PGS are regulated by the FPSC separate from the FPSC regulation of Tampa Electric's electric operations. The FPSC has jurisdiction over rates, service, issuance of certain securities, safety, accounting and depreciation practices and other matters.
     In general, the FPSC's pricing objective is to set rates at a level that allows a utility such as PGS to collect total revenues (revenue requirements) equal to its cost of providing service, including a reasonable return on invested capital.
     The basic costs, other than the costs of purchased gas and interstate pipeline capacity, of providing natural gas service are recovered through base rates, which are designed to recover the costs of owning, operating and maintaining the utility system. The rate of return on rate base, which is intended to approximate PGS' weighted cost of capital, includes its cost for debt, deferred income taxes at a zero cost rate, and an allowed return on common equity. Base prices are determined in FPSC proceedings that occur at irregular intervals at the initiative of PGS, the FPSC or other parties.
     PGS recovers the charges (both reservation and usage) it pays for transportation of gas for system supply through the purchased gas adjustment charge. This charge is designed to recover the costs incurred by PGS for purchased gas, and for holding and using interstate pipeline capacity for the transportation of gas it sells to its customers. These charges, which are reset annually in an FPSC hearing, are based on estimated costs of purchased gas and pipeline capacity, and estimated customer usage for a specific recovery period, with a true-up adjustment to reflect the variance of actual costs and usage from the projected charges for prior periods.
     PGS' tariff approved by the FPSC contains incentives for a transportation customer to maintain as close a balance as possible between estimated gas requirements (nominated gas) and gas actually used. These customers pay a set rate for the amount of gas nominated and a premium if the amount of gas actually used varies from the amount nominated by more than 5 percent. In contrast, system supply customers are billed monthly for the amount of gas actually consumed at the rates set forth in PGS' FPSC-approved tariff.
     In addition to its base rates and purchased gas adjustment clause c h a r g es for system supply customers, PGS customers (except interruptible customers) also pay a per-therm charge for all gas consumed to recover the costs incurred by the company in developing and implementing energy conservation programs, which are mandated by Florida law and approved and supervised by the FPSC. The company is permitted to recover, on a dollar-for-dollar basis, expenditures made in connection with these programs. PGS must demonstrate that the programs are cost effective for its ratepayers in order to obtain FPSC approval.
     In June 1996, following informal workshops held in late 1995, the FPSC initiated a proceeding for the purpose of investigating the unbundling of natural gas services provided by PGS and other local distribution companies subject to the FPSC's regulatory jurisdiction. Although the proceeding was initially patterned after the FERC's proceedings which culminated in the issuance of FERC Order 636, the staff of the FPSC has indicated that the scope of the proceeding would be broader than those preceding Order 636.
     The FPSC staff has issued a draft tariff which would allow all customers except residential the right to take transportation-only service and purchase gas from third parties. PGS is opposed to this proposal unless there is a showing of benefit to the general body of customers. It is unclear whether the FPSC staff action will lead to FPSC action requiring further unbundling.
     In addition to economic regulation, PGS is subject to the FPSC's safety jurisdiction, pursuant to which the FPSC regulates the construction, operation and maintenance of PGS' distribution system. In general, the FPSC has implemented this by adopting the Minimum Federal Safety Standards and reporting requirements for pipeline facilities and transportation of gas prescribed by the U.S. Department of Transportation in Parts 191 and 192, Title 49, Code of Federal Regulations.

     PGS is also subject to Federal, state and local environmental laws and regulations pertaining to air and water quality, land use, noise and aesthetics, solid waste and other environmental matters.

Competition

     PGS is not in direct competition with any other regulated distributors of natural gas for customers within its service areas. At the present time, the principal form of competition for residential and small commercial customers is from companies providing other sources of energy and energy services.
     In general, PGS faces competition from other energy source suppliers offering fuel oil, electricity and in some cases liquid propane gas. PGS has taken actions to retain and expand its commodity and transportation business, including managing costs and providing high quality service to customers.
     Competition is most prevalent in the large commercial and industrial markets. In recent years, these classes of customers have been targeted by competing companies seeking to sell gas directly either using PGS facilities or transporting gas through other
f a c i lities, thereby bypassing PGS facilities. Many of these competitors are large natural gas marketers with a national presence.

Gas Supplies

     Because PGS has no natural gas reserves, it relies on purchases of gas from various suppliers depending on the needs of its customers. The gas is delivered to the PGS distribution system, for further delivery by PGS to its customers, through two interstate pipelines on which PGS has reserved firm transportation capacity.
     Gas is delivered by Florida Gas Transmission (FGT) through 40 interconnections (gate stations) serving PGS' operating divisions throughout the various metropolitan areas of Florida. In addition, PGS' Jacksonville Division receives gas delivered by the South Georgia Natural Gas Company (South Georgia) pipeline through a gate station located northwest of Jacksonville.
     P G S has commitments for pipeline capacity with various transporters and with various expiration dates.
     Companies with firm pipeline capacity receive priority in terms of the right to nominate and schedule deliveries during times when the pipeline is operating at its maximum capacity. PGS presently holds sufficient firm capacity to permit it to meet the gas requirements of its system supply customers except during localized emergencies affecting the PGS distribution system, and on extremely cold days, which have historically been rare in Florida.
     Firm transportation rights on an interstate pipeline represent a right to use the amount of the capacity reserved, for transportation of gas up to the reserved amount, on any given day. PGS pays reservation charges on the full amount of the reserved capacity whether or not it actually uses such capacity on any given day. When the capacity is actually used, PGS pays a usage charge for the amount of the capacity actually used. The levels of the reservation and usage charges are regulated by FERC.

     PGS procures natural gas supplies using base load and swing supply contracts distributed among various vendors along with spot market purchases. Pricing generally takes the form of either a variable price based on published indices, or a fixed price for the contract term.
     The current supply portfolio consists of approximately 8 percent spot purchases, 17 percent swing purchases and 75 percent base load purchases.
     PGS has one long-term supply contract that expires in 2002. This long-term contract has approximately 83 million therms remaining to purchase with a total cost of $18 million over the remaining years. The purchase price is $.22 per therm.
     PGS occasionally faces situations when the demands of all of its customers for the delivery of gas cannot be met. Neither PGS nor any of its interconnected interstate pipelines has storage facilities. In these instances, it is necessary that PGS interrupt or curtail deliveries to its interruptible customers. In general, the largest of PGS' industrial customers are in the categories that are first c u rtailed in such situations. PGS tariff and transportation agreements with these customers give PGS the right to divert these customers gas to other higher priority users during the period of curtailment or interruption. PGS pays these customers for such gas at the price they paid their suppliers (if purchased by the customer under a contract with a term of five years or longer), or at a published index price (if purchased by the customer pursuant to a contract with a term less than five years), and in either case pays t h e c u stomer for charges incurred for interstate pipeline transportation to the PGS system. In essence, gas being delivered into the PGS system for the accounts of large-volume transportation customers who are interrupted during these rare occasions represents a de facto form of storage on the PGS system.

Franchise

     PGS holds franchise and other rights with 75 municipalities within its service area. These include the cities of Jacksonville, Daytona Beach, Eustis, Orlando, Lakeland, Tampa, St. Petersburg,
Bradenton, Sarasota, Avon Park, Frostproof, Palm Beach Gardens, Pompano Beach, Fort Lauderdale, Hollywood, North Miami, Miami Beach, Miami, Panama City and Ocala. These agreements give PGS a right to conduct its retail business in the localities it serves. The franchises are irrevocable and are not subject to amendment without the consent of PGS, although in certain events, they are subject to forfeiture.
     Municipalities are prohibited from granting any franchise for a term exceeding 30 years. If a franchise is not renewed by a municipality, the franchisee has the statutory right to require the municipalities to purchase any and all property used in connection with the franchise at a valuation to be fixed by arbitration. In addition, several of the municipalities have reserved the right to purchase PGS property used in the exercise of its franchise, if the franchise is not renewed.
     PGS franchise agreements with the incorporated municipalities within its service area have various expiration dates ranging from April 1998 to September 2025. PGS has no reason to believe that any of these franchises will not be renewed.

     Franchise fees payable by PGS, which totaled $7.7 million in 1997, are calculated using a formula based principally on revenues from the sale of gas.
     U t ility operations in areas outside of incorporated municipalities are conducted in each case under one or more permits to use county rights-of-way granted by the county commissioners of such counties. There is no law limiting the time for which such permits may be granted by counties. There are no fixed expiration dates and these rights are, therefore, considered perpetual.

Environmental Matters

     PGS's operations are subject to federal, state and local statutes, rules and regulations relating to the discharge of materials into the environment and to the protection of the environment that
r e quire monitoring, permitting and ongoing expenditures. Those expenditures have not been prohibitive in the past, but the trend is toward stricter standards, greater regulation and more extensive permitting requirements.
     PGS has been identified as a potentially responsible party for certain former manufactured gas plant sites. While the joint and several liability associated with these sites presents the potential for significant response costs, the company estimates its ultimate financial liability could be up to $15 million over the next ten years. PGS is permitted to recover costs of environmental remediation and cleanup associated with manufactured gas sites. The environmental remediation costs associated with these sites are not expected to have a material impact on customer prices.
     To PGS knowledge, it is in substantial compliance with applicable environmental laws, regulations, orders and rules.
     Expenditures. During the five years ended Dec. 31, 1997, PGS has not incurred any material capital additions to meet environmental requirements, nor are any anticipated for 1998 through 2002.
     P G S i s allowed to recover certain prudently incurred environmental costs through rates charged to its customers.

Item 2.  PROPERTIES.

     The company believes that its physical properties are adequate to carry on its business as currently conducted. The properties are generally subject to liens securing long-term debt.

Electric Properties

     At Dec. 31, 1997, Tampa Electric had five electric generating plants and four combustion turbine units in service with a total net winter generating capability of 3,600 MWS, including Big Bend (1,742-MW capability from four coal units), Gannon (1,180-MW capability from six coal units), Hookers Point (200-MW capability from five oil units), Phillips (34-MW capability from two diesel units), Polk (250-MW capability from one integrated gasification combined cycle unit
(IGCC)) and four combustion turbine units located at the Big Bend and Gannon stations (194 MWS). The capability indicated represents the demonstrable dependable load carrying abilities of the generating units during winter peak periods as proven under actual operating conditions. Units at Hookers Point went into service from 1948 to 1955, at Gannon from 1957 to 1967, and at Big Bend from 1970 to 1985. The Polk IGCC unit began commercial operation in September 1996. In 1991, Tampa Electric purchased two power plants (Dinner Lake and

Phillips) from the Sebring Utilities Commission (Sebring). Dinner Lake (11-MW capability from one natural gas unit) and Phillips were placed in service by Sebring in 1966 and 1983, respectively. In March 1994, Dinner Lake Station was placed on long-term reserve standby.
     T a m pa Electric owns 182 substations having an aggregate transformer capacity of 16,326,356 KVA. The transmission system c o n s ists of approximately 1,198 pole miles of high voltage transmission lines, and the distribution system consists of 6,894 pole miles of overhead lines and 2,625 trench miles of underground lines. As of Dec. 31, 1997, there were 525,236 meters in service. All of this property is located in Florida.
     All plants and important fixed assets are held in fee except that title to some of the properties are subject to easements, leases, contracts, covenants and similar encumbrances and minor defects, of a nature common to properties of the size and character of those of Tampa Electric.
     Tampa Electric has easements for rights-of-way adequate for the m a i ntenance and operation of its electrical transmission and distribution lines that are not constructed upon public highways, roads and streets. It has the power of eminent domain under Florida law for the acquisition of any such rights-of-way for the operation of transmission and distribution lines. Transmission and distribution lines located in public ways are maintained under franchises or permits.
     Tampa Electric has a long-term lease for its office building in downtown Tampa that serves as headquarters for TECO Energy, Tampa Electric and certain other TECO Energy subsidiaries.

Gas Properties

       PGS' distribution system extends throughout the areas it serves in Florida, and consists of more than 11,600 miles of pipe, including approximately 6,900 miles of mains and over 4,700 miles of service lines.
     P G S operating divisions are located in thirteen markets throughout Florida. While most of the facilities are owned, a small number of operations, storage and administrative facilities are leased.

Item 3.  LEGAL PROCEEDINGS.

     None.

                                PART II


Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.

     All of the company's common stock is owned by TECO Energy and, therefore, there is no market for the stock.

     The company pays dividends substantially equal to its net income applicable to common stock to TECO Energy. Such dividends totaled $145.9 million in 1997 and $145.0 million for 1996. See Note C on page 38 for a description of restrictions on dividends on the company's common stock.

Item 7. MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS.

EARNINGS SUMMARY

     The acquisitions of Peoples Gas System (PGS) and West Florida Natural Gas Company (West Florida) in June 1997, were accounted for as poolings of interests and, accordingly, the 1997 financial and operating data include the results of PGS and West Florida Gas, combined for the full year. The amounts presented for 1996 have been restated to reflect the merger with Peoples Gas System. However, prior year financial statements have not been restated to reflect the results of West Florida Natural Gas due to its size.
     Net income for 1997 of $148.6 million declined 4 percent from 1996's restated results due primarily to an FPSC decision directing the regulatory treatment of two wholesale power sales contracts. Restated net income for 1996 of $155.5 million was 6 percent higher than in 1995 due primarily to continued growth in energy sales at Tampa Electric, lower operations and maintenance expenses, and higher levels of capitalized financing costs (AFUDC), associated with the investment in the Polk Power Station at Tampa Electric which entered commercial service in September 1996.
     Operating income of $217.6 million for 1997 increased 11 percent from 1996 primarily due to the completion of Tampa Electric's Polk Unit One generating plant and its inclusion in rate base for earnings purposes. Operating income for 1996 increased 6 percent to $196.1 million from restated 1995's results, because of higher base electric revenues from retail customer growth, favorable weather and an improved economy together with lower operating and maintenance expenses and the inclusion of Polk Unit One in rate base for earnings purposes in the fourth quarter. Tampa Electric recorded essentially no AFUDC in 1997 compared to $22.9 million in 1996. AFUDC affects net income but not operating income.

Contributions by operating division (millions)
Operating Income               1997  Change     1996  Change     1995
Tampa Electric
  (Electric operations)       $193.1   11.9%   $172.6    5.7%   $163.3
Peoples Gas division            24.5    4.3%     23.5    4.4%     22.5
Total                         $217.6   11.0%   $196.1    5.5%   $185.8

TAMPA ELECTRIC -- ELECTRIC OPERATING RESULTS

     In 1997, Tampa Electric's electric operations benefited from a strong local economy, good customer growth and continued cost control. Its 1997 operating income increased almost 12 percent, after the recognition of $30.5 million of previously deferred revenues to support the inclusion of Polk Unit One in rate base for earnings purposes.
     Tampa Electric's 1996 operating income increased six percent over 1995 results even after the deferral of $34.2 million of revenues. Higher base revenues from retail customer growth, favorable weather and an improved economy together with lower operating expenses and the inclusion of Polk Unit One in rate base for earnings purposes in the fourth quarter contributed to the improvement.

Tampa Electric Results       1997   Change    1996  Change      1995
(millions)
Revenues (1)              $1,189.2    6.8% $1,112.9   1.9%  $1,092.3
Operating expenses           996.1    5.9%    940.3   1.2%     929.0
Operating income          $  193.1   11.9% $  172.6   5.7%  $  163.3

(1) 1997 revenues include the recognition of $30.5 million of previously deferred revenues. 1996 and 1995 revenues are net of $ 3 4 . 2 million and $50.8 million of deferred revenues, respectively.

     Tampa Electric's 1997 operating revenues increased almost seven percent to $1.2 billion, after the recognition of $30.5 million of previously deferred revenues. The company benefited from customer growth of more than two percent and retail energy sales growth, despite mild weather, of one percent. The 1996 electric operating revenues, even after the deferral of $34.2 million of revenues, increased due to more than two percent customer growth and higher energy sales due to a colder than normal winter.
     The economy in Tampa Electric's retail electric service area continued to grow in 1997 with increased employment from corporate relocations and expansions. Combined residential and commercial energy sales declined slightly in 1997, as the effects of mild weather more than offset the addition of over 12,000 new customers. Non-phosphate industrial sales increased in 1997 primarily due to the strong local economy and the shift of some commercial customers to the industrial classification to take advantage of new favorable Florida tax law changes on electricity used in manufacturing.
     Sales to the phosphate industry increased in 1997 as production increased to meet continued strong domestic and international demand for phosphate products. Sales to the phosphate customer group represented less than four percent of base revenues in 1997.
     Non-fuel revenues from sales to other utilities were $39 million in 1997 and $36 million in 1996. Non-fuel revenues increased in 1997 and 1996 due to a shift from broker system economy sales to longer-term, higher-margin wholesale power sales. Megawatt hours sold to other utilities decreased in 1997 primarily due to lower Tampa Electric generating unit availability.
     An adverse FPSC decision in 1997 which required Tampa Electric to c h ange its regulatory treatment of two wholesale power sales contracts, had the effect of reducing Tampa Electric Company s 1997 net income by about $6.5 million. The required treatment eliminates certain assets from retail rate base and shifts certain costs from retail to wholesale where they are not fully recovered. One of the contracts has been terminated and efforts are being made to mitigate the effects of the second. The impact of the remaining contract and the mitigation effort is not expected to have a material impact on 1998 results. As a result of the FPSC decision, Tampa Electric will concentrate its wholesale power sales efforts on energy broker and other short-term sales through 1999, and not on longer-term capacity contracts as in the past.

Tampa Electric megawatt-hour sales
                             1997   Change     1996 Change      1995
    (thousands)
  Residential                6,500   -1.6%    6,607   4.0%     6,352
  Commercial(1)              4,901    1.8%    4,815   2.2%     4,710
  Industrial(1)              2,466    7.0%    2,304  -2.4%     2,362
  Other                      1,223    1.7%    1,203   2.3%     1,176
    Total retail            15,090    1.1%   14,929   2.3%    14,600
  Sales for resale           3,160   -2.5%    3,241  19.8%     2,706
    Total energy sold       18,250    0.4%   18,170   5.0%    17,306
  Retail customers
   (average)                 518.4    2.4%    506.0   2.2%     495.2

(1) Results reflect the shift of some commercial customers to the industrial classification to take advantage of new favorable Florida tax law changes on electricity used in manufacturing. This does not affect Tampa Electric s revenues.

     Non-fuel operations and maintenance expenses rose almost six percent, reflecting a full year of operations of Polk Unit One and increased generating unit maintenance. Improved efficiency and the continued focus on aggressive cost management throughout the company l i m i ted other operations expense increases. Absent increased generating unit maintenance expense, operations and maintenance expense in all other areas increased less than one percent. Non-fuel operations and maintenance expenses declined in 1996 due to the continuing focus on managing costs in all areas of the company.
     In September 1996, Tampa Electric completed the construction of the 250-megawatt, state-of-the-art, clean-coal technology Polk Unit One. The addition of this facility was the primary cause of increased non-fuel operating expenses in 1997. During the first three years of operations a total of $28 million from the U. S. Department of Energy
(DOE) is available to partially offset a significant portion of the non-fuel operations and maintenance expenses. The FPSC has allowed full recovery of the capital costs incurred in the construction of plant as described in the Utility Regulation section.

Operating expenses
                              1997  Change     1996 Change     1995
(millions)
Other operating expenses    $165.1     .5%   $164.2    .6%    $163.3
Maintenance                   78.2   19.4%     65.5  -5.9%      69.6
Depreciation                 141.4   17.6%    120.2   6.1%     113.3
Taxes-federal and state
  income                      78.5   10.1%     71.3   7.7%      66.2
Taxes, other than income      91.8    5.5%     87.0  -1.0%      87.9
 Operating expenses          555.0    9.2%    508.2   1.6%     500.3
Fuel                         373.4   -2.5%    383.1   -.3%     384.3
Purchased power               67.7   38.2%     49.0  10.4%      44.4
  Total fuel cost            441.1    2.1%    432.1    .8%     428.7
Total operating expenses    $996.1    5.9%   $940.3   1.2%    $929.0

     Depreciation expense increased $21 million in 1997 due to normal plant additions to serve the growing customer base and a full year of service of Polk Unit One. Depreciation expense in 1996 increased from normal plant additions and the fourth quarter addition of Polk Unit One. Depreciation expense is projected to rise moderately for the next several years due to normal utility plant additions.
     Income  tax  expense  increased  in 1997 reflecting higher pretax income  and  the  effect  of  lower  AFUDC  on  equity  funds at Tampa
Electric. Income tax expense increased in 1996 primarily from increases in pretax income.
     Changes in taxes other than those on income reflected the property taxes associated with Polk Unit One in 1997. Higher state gross receipts taxes and franchise fees associated with higher energy sales and changes in property values in 1996 were offset by decreases in payroll related taxes.
     Total fuel cost increased by two percent in 1997 due to higher energy sales and a larger proportion of purchased power, a component of total fuel cost, as a result of lower generating unit availability. In 1996, total fuel cost was less than one percent higher than in 1995 despite a five-percent increase in total energy sales. The success in controlling fuel cost is a result of Tampa Electric's use of lower-priced coals and the mix in operating generating units. Average coal costs, on a cents-per-million BTU basis, declined more than two percent in 1997 after a six-percent decrease in 1996.
     Purchased power increased in 1997 due to lower generating unit availability. In 1996, purchased power increased primarily to meet weather-related demand. Substantially all fuel and purchased power expenses were recovered through the fuel adjustment clause.

PEOPLES GAS SYSTEM OPERATING RESULTS

     Peoples Gas System's operating income of $24.5 million was 4 percent higher than in 1996, the result of the acquisition of West Florida Natural Gas. The 1996 results reflect increases in residential and commercial volumes from 1995 due to weather.

Peoples Gas System Results (1)

(millions)                   1997   Change    1996  Change      1995

Revenues                    $249.5   -3.5%   $258.6  17.2%    $220.6
Cost of gas sold             119.6   -8.1%    130.1  32.1%      98.5
Operating expenses           105.4     .4%    105.0   5.3%      99.6
Operating income            $ 24.5    4.3%   $ 23.5   4.4%    $ 22.5

Therms sold (millions)       1997   Change    1996  Change      1995
     Residential              48.9    1.5%     48.2  11.1%      43.4
     Commercial              207.8  -11.6%    235.1   2.2%     230.0
     Industrial               35.9  -39.2%     59.0 -26.0%      79.7
     Transportation          607.2   21.5%    499.8 -19.7%     622.6
Total                        899.8    6.9%    842.1 -13.7%     975.7
Customers (thousands)        234.7   16.0%    202.4   2.7%     197.1

(1)  Excludes  the  revenues  and  expenses  for 1996 and 1995 of West
     Florida Gas. Excludes approximately 28,000 customers and 57.5 million therms in 1996 and 28,000 customers and 50.1 million therms in 1995 of West Florida Gas.

     Residential gas sales increased in 1997 due to the additional volume from West Florida Gas, which was partially offset by a mild 1997 winter after high levels of gas sales in 1996. The 1995-1996 winter was one of the coldest in Florida history.
     P G S sales volumes and revenues are subject to seasonal fluctuations. Typically sales volumes are higher during the winter months reflecting greater demand for residential space heating, and revenues are higher reflecting both increased demand and higher demand-driven natural gas prices. Changes in the cost of gas sold are reflected in customers bills through the FPSC-approved Purchased Gas Adjustment clause.
     I n 1997, residential customers represented 89 percent of customers, used five percent of total gas and contributed 34 percent of non-fuel revenues; commercial customers represented 10 percent of customers, used 23 percent of total gas and contributed 53 percent of non-fuel revenues.
     Gas  sales  to  large  commercial  and  industrial customers have
d e c r e a sed as these customers shifted to increased use of transportation only services. Large industrial and power generation customers are permitted under current regulation to purchase natural gas directly from gas marketers, with PGS providing gas delivery at transportation only rates. Deliveries to these customers can vary significantly from year to year due to price and availability of gas compared to prices for other fuels that may be substituted for natural g a s. In 1997, large industrial and transportation customers represented one percent of the customers, used 72 percent of total gas transported and contributed 13 percent of non-fuel revenues.
     Transportation volumes increased in 1997 due to the addition of West Florida Gas and the conversion of some large commercial customers to transportation only service. Transportation gas volumes decreased significantly in 1996 due to a power generation customer decreasing gas usage and the scheduled removal from the system of a cogeneration customer.
     PGS is focused on cost control and held operating expenses flat in 1997 despite the addition of West Florida Gas. Additional operating expense savings are expected in 1998 as a result of merger related synergies, mainly from the elimination of duplicative overhead and administrative activities, as well as improved operating efficiencies and lower interest costs.
     Operating expenses increased in 1996 over 1995 due to the implementation of an incentive compensation program for employees and higher depreciation on normal additions to property, plant and equipment.

NON-OPERATING ITEMS

Other Income (Expense)
     The dividend requirement for Tampa Electric preferred stock, included in Other Income (Expense), declined in 1996 and 1997 reflecting the redemption of all outstanding preferred stock.
     Allowance for other funds used during construction (AFUDC) was $.1 million in 1997 and $16.5 million in 1996.

Interest Charges
     Interest charges were $66.4 million in 1997, up 16.5 percent, reflecting lower AFUDC on borrowed funds at Tampa Electric. In 1996, interest charges were $57.0 million, up nine percent from 1995 primarily due to the expiration of an interest rate swap agreement.

ENVIRONMENTAL COMPLIANCE

     Tampa Electric Company is subject to various environmental regulations and believes it is substantially in compliance with the c u r r e ntly applicable standards of the various environmental enforcement agencies and that potential environmental liabilities are not material.
     Tampa Electric Company is a potentially responsible party for certain superfund sites and, through its Peoples Gas System division, for certain former manufactured gas plant sites. While the joint and several liability associated with these sites presents the potential for significant response costs, Tampa Electric Company estimates its ultimate financial liability could be up to $15 million over the next ten years. The environmental remediation costs associated with these sites are not expected to have a material impact on customer prices.
     Tampa Electric is complying with the Phase I emission limitations imposed by the Clean Air Act Amendments which became effective Jan. 1, 1995 by using blends of lower-sulfur coal, controlling stack emissions and using emission allowances.
     Tampa Electric is currently evaluating options to comply with Phase II sulfur dioxide emission standards set for the year 2000. The options include adding a scrubber or switching to lower sulfur fuels. It is also evaluating options to comply with Phase II of the Clean Air Act Amendments for nitrogen oxide (NOx) reductions. These options include combustion modifications and retrofit control technology. While Tampa Electric s capital expenditure estimates for the 1999-2002 p e riod include $20 million for compliance with all Phase II requirements including NOx reductions, the actual level of required expenditures is uncertain at this time. Tampa Electric believes that the cost of compliance with Phase II, which would be reflected in customers' bills, is not expected to have a material impact on its prices.

UTILITY REGULATION

Return on Equity (ROE) and Other Regulatory Agreements:

Rate Stabilization Strategy
     Building on an FPSC approved agreement in 1994, Tampa Electric's objective has been to place the Polk Power Station in service without increasing the total price for electric service while earning a fair r e turn. To meet this objective the company took action to significantly reduce costs. Another key component of the strategy to accomplish this objective was the deferral and subsequent recognition of revenues. With the agreements approved by the FPSC in 1995 and 1996, the objectives of stabilizing prices through 1999 and securing fair earnings opportunities during this period are being accomplished.

1995
     In 1995, the FPSC approved a plan submitted by Tampa Electric to defer revenues for 1995. Under this plan Tampa Electric's allowed ROE increased to an 11.75 percent midpoint with a range of 10.75 percent to 12.75 percent. For 1995 an initial $15 million of revenues were deferred as well as 50 percent of actual revenues in excess of a ROE of 11.75 percent up to a net earned ROE of 12.75 percent and all actual revenues above a ROE of 12.75 percent. In 1995 Tampa Electric deferred $50.8 million of revenues under this plan. The deferred revenues accrue interest at the 30-day commercial paper rate as specified in the Florida Administrative Code.
     Also as part of this plan, Tampa Electric's oil backout tariff w a s eliminated Jan. 1, 1996, an annual revenue reduction of approximately $12 million.

1996 - 1999
     In May 1996, the FPSC issued an order approving an agreement among Tampa Electric, the Florida Office of Public Counsel (OPC) and the Florida Industrial Power Users Group (FIPUG) on a multi-year base rate freeze and refund plan. Under this plan, base rates were frozen through 1998 and Tampa Electric's customers received a $25-million refund over 12 months starting in October 1996. The refund consisted of $10 million of revenues deferred from 1995 and $15 million of 1996 revenues.
     In addition, the agreement set forth a multi-year plan for allocating revenues based on Tampa Electric's ROE. For the years 1996 through 1998 Tampa Electric retains all revenues contributing to a ROE up to 11.75 percent. Any additional revenues will be allocated according to a formula.
     In 1996, 40 percent of any actual revenues contributing to a ROE in excess of 11.75 percent were included in 1996 revenues. The remaining 60 percent were deferred for use in 1997 and 1998.
     In 1997, 40 percent of any revenues that contributed to a ROE in excess of 11.75 percent up to 12.75 percent were included in revenues. The remaining 60 percent were deferred for use in 1998 as were any revenues contributing to a ROE in excess of 12.75 percent. The same 40 percent allocation will be made in 1998 after taking into account any deferred revenues not used in previous years. The remaining 60 percent, as well as any revenues contributing to a ROE in excess of
12.75 percent will be refunded to customers in 1999.
     Under these agreements $34.2 million of 1996 revenues were deferred. Approximately $60 million of revenues deferred from 1996 and 1995 plus $8 million of interest, after the effect of the $25-million refund, were available for use in 1997 and 1998. Tampa Electric recognized $30.5 million in 1997 and is expected to recognize up to $39 million of previously deferred revenues in 1998.
     In October 1996, the FPSC unanimously approved an agreement among Tampa Electric, OPC and FIPUG that resolved all pending regulatory issues associated with the Polk Power Station. The agreement allows the full recovery of the capital costs incurred in the Polk Power Station project. The agreement also calls for an extension of the base rate freeze established in the May agreement through 1999. Tampa Electric has the option of filing an application with the FPSC on or after July 1, 1999 for authorization to adjust base rates after Jan. 1, 2000.
     U n der the October 1996 agreement, the $25-million refund established in the May 1996 agreement remained intact and, in addition, customers began receiving a $25-million temporary base rate reduction reflected as a credit on customer bills over a 15-month period beginning Oct. 1, 1997. This temporary base rate reduction will be netted against any refunds that otherwise might have been made in 1999 under the May agreement.
     In 1999, 60 percent of the revenues contributing to a ROE in excess of 12.0 percent will be refunded to customers in 2000 along with any 1999 revenues which contribute to a ROE above 12.75 percent.
     Tampa Electric agreed to remove from rate base the $5-million investment made in land at Port Manatee. This land has value for uses other than as a power plant site, and will continue to be recorded as an asset of Tampa Electric. In 1990 a citizens task force recommended using previously mined land in Polk County over the Manatee site as the preferred location for the Polk Power Station.
     Tampa Electric's results under these agreements are subject to FPSC review and audit.

Wholesale Power Sales Contracts
     In September, the FPSC ruled that costs associated with two long-term, wholesale power sales contracts should be assigned to the wholesale jurisdiction and that for retail rate making purposes, the costs transferred from retail to wholesale should reflect average costs rather than the lower incremental costs on which the two contracts are based. As a result of this decision and the related reduction of the retail rate base upon which Tampa Electric is allowed to earn a return, these contracts became uneconomic.

Environmental Cost Recovery Clause
     In 1997, Tampa Electric recovered $5.8 million of environmental compliance costs through the environmental cost recovery clause. These are costs incurred by Tampa Electric after April 1993 to comply with environmental regulations enacted, or which became effective subsequent to the test year of Tampa Electric's most recent full regulatory price setting proceeding but not included in current rates. Tampa Electric will continue to seek recovery of these types of costs through this clause until the next full regulatory price setting proceeding. Under the October 1996 agreement the earliest any such new prices could be in effect is in the year 2000.

Utility Competition: Electric

     Tampa Electric's retail electric business is substantially free from direct competition with other electric utilities, municipalities and public agencies. At the present time, the principal form of competition at the retail level consists of natural gas for residences and businesses and the self-generation option available to larger users of electric energy. Such users may seek to expand their options through various initiatives including legislative and/or regulatory changes that would permit competition at the retail level. One such initiative, described below, involves a proposed merchant power plant with a claimed self generation use. Tampa Electric intends to take all appropriate actions to retain and expand its retail business, including managing costs and providing high quality service to retail customers. Such action might, with the approval of the FPSC, include the use of load retention and/or economic development service contracts and tariffs to reduce the loss of existing load and/or acquire additional load.
     There is presently active competition in the wholesale power markets in Florida, and this is increasing largely as a result of the Energy Policy Act of 1992 and related federal initiatives. This Act removed certain regulatory barriers to independent power producers and required utilities to transmit power from such producers, utilities and others to wholesale customers as more fully described below.
     In April 1996, the Federal Energy Regulatory Commission (FERC) issued its Final Rule on Open Access Non-discriminatory Transmission, Stranded Costs, Open Access Same-time Information System (OASIS) and Standards of Conduct. These rules work together to open access for wholesale power flows on transmission systems. Utilities owning transmission facilities (including Tampa Electric) are required to provide services to wholesale transmission customers comparable to those they provide to themselves on comparable terms and conditions including price. Among other things, the rules require transmission services to be unbundled from power sales and owners of transmission systems must take transmission service under their own transmission tariffs.
     Transmission system owners are also required to implement an OASIS system providing, via the Internet, access to transmission service information (including price and availability), and to rely exclusively on their own OASIS system for such information for purposes of their own wholesale power transactions. To facilitate compliance, owners must implement Standards of Conduct to ensure that personnel involved in marketing of wholesale power are functionally separated from personnel involved in transmission services and reliability functions. Tampa Electric, together with other utilities, has implemented an OASIS system and believes it is in compliance with the Standards of Conduct.

Merchant Power Plants
     In a 1997 FPSC informational workshop to address long range power supply planning, questions were raised as to whether merchant power plants, i.e plants built on speculation with a portion or all of their capacity not subject to purchase agreements, could or should be
p e r m itted to serve growing customer demand for electricity. Subsequently, utilities, cogeneration/independent power producers and power marketers presented views before the FPSC on the applicability of existing law and regulations to merchant power plants.
     Tampa Electric presented its position that only utilities or entities with contracts to serve the long term needs of an individual utility could legally be applicants under the Florida Power Plant Siting Act (PPSA). The PPSA governs the building of new generation and requires the applicant to demonstrate that a plant is needed prior to receiving construction and operating permits.
     I n subsequent declaratory statement proceedings addressing specifically a proposed Duke/IMCA power plant discussed below, and a project with a municipal utility, proposed by Duke, the FPSC denied Duke's petitions and determined that the issue of the ability of merchant power plants to be applicants under the PPSA needed to be addressed in a more inclusive proceeding. It is uncertain at this time whether or how the FPSC will proceed on this issue.

     In 1997, IMCA and Duke announced that they had signed a letter of intent for the construction of a natural gas fired combined cycle power plant with a minimum capacity of 240 megawatts to serve retail load currently served by Tampa Electric and two other utilities, and the merchant wholesale function described above.
     Tampa Electric and others objected to the proposed project on the ground that it involved retail transactions within defined service areas that are prohibited under existing Florida regulation. Prior to an FPSC- ordered evidentiary hearing to determine if the proposed project should be considered permitted self-generation or a prohibited retail sale, IMCA withdrew its petition. As a result, the status of the proposed project is unclear at this time.
     If the Duke/IMCA project or similar projects by others is successfully pursued there would be an adverse effect on Tampa Electric's retail operations, with some likely cost shifting to other retail customers. Likewise, if necessary regulatory or legislative actions are taken that result in the construction of wholesale merchant power plants, Tampa Electric's wholesale operations would be adversely affected.

Utility Competition: Gas

     PGS is not in direct competition with any other regulated distributors of natural gas for customers within its service areas. At the present time, the principal form of competition for residential and small commercial customers is from companies providing other sources of energy and energy services.
     Competition is most prevalent in the large commercial and industrial markets. In recent years, these classes of customers have been targeted by companies seeking to sell gas directly either using PGS facilities or transporting gas through other facilities, thereby bypassing PGS facilities. In response to this competition, various programs have been developed by PGS including the provision of transportation services at discounted rates.
     In general, PGS faces competition from other energy source suppliers offering fuel oil, electricity and in some cases liquid propane gas. PGS has taken actions to retain and expand its commodity and transportation business, including managing costs and providing high quality service to customers.

Purchased Gas Adjustment
   Changes in the cost of gas sold are passed along to customers through the FPSC approved Purchased Gas Adjustment (PGA) clause.

Gas Unbundling
   In some areas of the country, gas service for large customers has become unbundled, with these customers able to choose a third party supplier of the gas commodity and to secure from the distribution company transportation-only service. PGS is already largely unbundled with 60 percent of the system throughput coming from third-party suppliers.
   The FPSC staff has issued a draft tariff which would allow all customers, except residential, the right to take transportation-only service and purchase gas from third parties. PGS is opposed to this proposal unless there is a showing of benefit to the general body of customers. It is unclear whether the FPSC staff action will lead to FPSC action requiring further unbundling.

FINANCING ACTIVITY

   In July 1997, Tampa Electric retired all of its outstanding shares of cumulative preferred stock at per share redemption prices of $103.75 for Series A, $102.875 for Series B and $101.00 for Series D. In April 1996 Tampa Electric retired Series E and Series F preferred stock at redemption prices of $102.00 and $101.00, respectively.
   In 1997, PGS redeemed $16 million of long-term debt assumed in the West Florida Natural Gas merger.

Derivatives and Hedging Policy
   During 1997, Peoples Gas System entered into natural gas options contracts, from time to time, to limit its exposure to gas price increases. Tampa Electric Company does not use derivatives or other financial products for speculative purposes.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                                                                 Page
                                                                    No.

Report of Independent Accountants                                  27

Balance Sheets, Dec. 31, 1997 and 1996                            28

Statements of Income for the years ended
  Dec. 31, 1997, 1996 and 1995                                    29

Statements of Cash Flows for the years ended
  Dec. 31, 1997, 1996 and 1995                                    30

Statements of Retained Earnings for the years ended
  Dec. 31, 1997, 1996 and 1995                                    31

Statements of Capitalization, Dec. 31, 1997 and 1996           31-33

Notes to Financial Statements                                  34-44



   Financial Statement Schedules have been omitted since they are not required, are inapplicable or the required information is presented in the financial statements or notes thereto.

                   REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
of Tampa Electric Company,


   We have audited the accompanying balance sheets and statements of capitalization of Tampa Electric Company, (a wholly owned subsidiary of TECO Energy, Inc.) as of Dec. 31, 1997 and 1996, and the related statements of income, cash flows and retained earnings for each of the three years in the period ended Dec. 31, 1997. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial s t atement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tampa Electric Company as of Dec. 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended Dec. 31, 1997, in conformity with generally accepted accounting principles.




                                              COOPERS & LYBRAND L.L.P.


Tampa, Florida
Jan. 15, 1998

                            BALANCE SHEETS
                              (millions)
                                Assets
Dec. 31,                                        1997        1996
Property, Plant and Equipment,
     At Original Cost
Utility plant in service
     Electric                               $3,632.0    $3,536.6
     Gas                                       471.1       410.4
Construction work in progress                   40.6        40.2
                                             4,143.7     3,987.2
Accumulated depreciation                    (1,595.3)   (1,456.7)
                                             2,548.4     2,530.5
Other property                                   6.5         6.0
                                             2,554.9     2,536.5
Current Assets
Cash and cash equivalents                        2.8         3.5
Receivables, less allowance
     for uncollectibles                        161.4       162.0
Inventories, at average cost
 Fuel                                           69.5        57.0
 Materials and supplies                         45.6        42.9
Prepayments                                      7.3         4.9
                                               286.6       270.3
Deferred Debits
Unamortized debt expense                        17.5        18.3
Deferred income taxes                          112.2       102.9
Regulatory asset-tax related                    41.8        44.8
Other                                           85.9        53.1
                                               257.4       219.1
                                            $3,098.9    $3,025.9

                        Liabilities and Capital
Capital
Common stock                                 $ 972.1     $ 961.7
Retained earnings                              289.6       285.7
                                             1,261.7     1,247.4
Preferred stock, redemption not required          --        20.0
Long-term debt, less amount due
     within one year                           727.1       740.2
                                             1,988.8     2,007.6
Current Liabilities
Long-term debt due within one year               4.1         3.8
Notes payable                                  219.1        98.6
Accounts payable                               118.4       153.7
Customer deposits                               77.3        77.0
Interest accrued                                18.7        15.9
Taxes accrued                                    8.5        11.9
                                               446.1       360.9
Deferred Credits
Deferred income taxes                          415.6       382.4
Investment tax credits                          49.7        53.8
Regulatory liability-tax related                77.0        80.6
Other                                          121.7       140.6
                                               664.0       657.4
                                            $3,098.9    $3,025.9

The   accompanying  notes  are  an  integral  part  of  the  financial statements.

                         STATEMENTS OF INCOME
                              (millions)


Year ended Dec. 31,                 1997        1996        1995

Operating Revenues
Electric                         1,189.2     1,112.9     1,092.2
Gas                                249.5       258.6       220.6
                                 1,438.7     1,371.5     1,312.8
Operating Expenses
Operation
     Fuel                          373.4       383.1       384.3
     Purchased power                67.7        49.0        44.4
     Natural gas sold              119.6       130.1        98.5
     Other                         215.7       216.9       215.1
Maintenance                         83.4        70.3        74.4
Depreciation                       161.2       137.4       129.5
Taxes-Federal and state income      87.5        79.9        74.2
Taxes-Other than income            112.6       108.7       106.6
                                 1,221.1     1,175.4     1,127.0
Operating Income                   217.6       196.1       185.8

Other Income (Expense)
Allowance for other funds
 used during construction             .1        16.5        13.7
Other income (expense), net         (2.7)        (.1)        (.5)
                                    (2.6)       16.4        13.2
Income before interest charges     215.0       212.5       199.0

Interest Charges
Interest on long-term debt          50.7        46.5        45.5
Other interest                      15.8        16.9        12.4
Allowance for borrowed funds
 used during construction            (.1)       (6.4)       (5.6)
                                    66.4        57.0        52.3
Net Income                         148.6       155.5       146.7
Preferred dividend
 requirements                         .5         1.8         3.6
Balance Applicable to
     Common Stock               $  148.1    $  153.7    $  143.1

The   accompanying  notes  are  an  integral  part  of  the  financial statements.




















                                  29
                       STATEMENTS OF CASH FLOWS
                              (millions)
Year ended Dec. 31,                 1997        1996        1995
Cash Flows from
 Operating Activities
 Net income                       $148.6     $ 155.5     $ 146.7
 Adjustments to reconcile net
     income to net cash
  Depreciation                     161.2       137.4       129.5
  Deferred income taxes             21.1         9.4       (12.3)
  Investment tax credits, net       (4.7)       (4.7)       (4.8)
  Allowance for funds used
     during construction             (.2)      (22.9)      (19.3)
  Deferred clause revenues
     (expenses)                      2.7         7.4       (17.9)
  Deferred revenue                 (30.5)       34.2        50.8
  Coal contract buyout               2.7         2.7         2.0
  Refund to customers              (19.8)       (6.0)         --
  Receivables, less allowance
     for uncollectibles              2.7       (10.0)      (19.9)
  Inventories                      (15.2)       10.8        24.6
  Taxes accrued                     (3.5)       (8.4)       16.0
  Accounts payable                 (15.0)      (15.9)       10.4
  Other                            (26.0)        6.6        29.2
                                   224.1       296.1       335.0
Cash Flows from
 Investing Activities
Capital expenditures              (155.3)     (229.3)     (360.5)
Allowance for funds used
     during construction              .2        22.9        19.3
Investment in short-term
     investments                      --          --         (.2)
                                  (155.1)     (206.4)     (341.4)
Cash Flows from
 Financing Activities
Proceeds from contributed
     capital from parent             5.0        83.0        76.0
Proceeds from long-term debt
                                      --        78.1         2.6
Repayment of long-term debt        (16.7)      (26.3)       (2.0)
Net borrowings (payments)
     under credit lines            (10.0)         --         5.0
Net increase (decrease)
     in short-term debt            118.9       (45.9)       50.7
Redemption of preferred stock      (20.4)      (35.5)         --
Dividends                         (146.5)     (147.1)     (128.8)
                                   (69.7)      (93.7)        3.5
Net decrease in cash and
     cash equivalents                (.7)       (4.0)       (2.9)
Cash and cash equivalents at
  beginning of year                  3.5         7.5        10.4
Cash and cash equivalents at
  end of year                    $   2.8     $   3.5     $   7.5

Supplemental Disclosure of Cash Flow Information

  Cash paid during the year for:
     Interest                    $  57.1     $  48.6     $  49.9
     Income taxes                $  85.3     $  91.1     $  76.7

The   accompanying  notes  are  an  integral  part  of  the  financial statements.

                    STATEMENTS OF RETAINED EARNINGS
                              (millions)

Year ended Dec. 31,                   1997       1996        1995
Balance, Beginning of Year          $285.7     $277.3(1)   $260.5
Add-Net income                       148.6      155.5       146.7
West Florida Natural Gas Merger        2.3         --          --
                                     436.6      432.8       407.2
Deduct-
Cash dividends on capital stock
   Preferred                            .6        2.1         3.6
   Common                            145.9      145.0       125.2
Other - adjustment                      .5         --          --
                                     147.0      147.1       128.8
Balance, End of Year                $289.6     $285.7      $278.4

(1) The Retained Earnings balance was reduced by $1.1 million related to the retirement of preferred stock Series E and F on April 29, 1996.

The accompanying notes are an integral part of the financial statements.

                          STATEMENTS OF CAPITALIZATION

                                         Capital Stock
                                         Outstanding    Paid in 1997(1)
                       Current
                      Redemption                         Per
                        Price      Shares   Amount(2)   Share  Amount(2)
Common stock-Without par value
25 million shares
   authorized             N/A         10      $972.1      N/A   $145.9
Preferred Stock-$100 Par Value
1.5 million shares authorized, none outstanding.(3)
Preferred Stock - no Par
2.5 million shares authorized, none outstanding.
Preference Stock - no Par
2.5 million shares authorized, none outstanding.
_________________
(1)  Quarterly dividends paid on Feb. 15, May 15, Aug. 15 and Nov. 15.
(2)  Millions.
(3) In July 1997, Tampa Electric retired all of its outstanding shares ($20 million aggregate par value) of 4.32% Series A, 4.16% Series B and 4.58% Series D preferred stock at redemption prices of $103.75, $102.875 and $101.00 per share, respectively.

     Cash dividends paid in 1997 were $0.2 million, $0.1 million and $0.3 million for Series A, Series B and Series D, respectively. These amounts reflect dividends paid through July 16, 1997, the date that these series were redeemed.

Long-Term Debt Outstanding at Dec. 31,       Due       1997       1996

Tampa Electric
First mortgage bonds (issuable in series):
 7 3/4%                                     2022    $  75.0   $  75.0
 5 3/4%                                     2000       80.0      80.0
 6 1/8%                                     2003       75.0      75.0
Installment contracts payable(2)
 5 3/4%                                     2007       23.8      24.1
 7 7/8% Refunding bonds(3)                  2021       25.0      25.0
 8% Refunding bonds(3)                      2022      100.0     100.0
 6 1/4% Refunding bonds(4)                  2034       86.0      86.0
 5.85%                                      2030       75.0      75.0
 Variable rate: 3.55% for 1997 and
  3.56% for 1996(1)                         2025       51.6      51.6
 Variable rate: 3.45% for 1997 and
  3.43% for 1996(1)                         2018       54.2      54.2
 Variable rate: 3.78% for 1997 and
 3.67% for 1996(1)                          2020       20.0      20.0
                                                      665.6     665.9
Peoples Gas System
Senior Notes(5)
 10.35%                                     2007        7.4       8.0
 10.33%                                     2008        9.2       9.4
 10.3%                                      2009        9.4       9.6
 9.93%                                      2010        9.6       9.8
 8.0%                                       2012       33.5      35.0
Variable rate long term revolving
 credit note: 6.07% for 1996(1)             2001         --      10.0
                                                       69.1      81.8

Unamortized debt premium (discount), net               (3.5)     (3.7)
                                                      731.2     744.0
Less amount due within one year(6)                      4.1       3.8
Total long-term debt                                $ 727.1   $ 740.2

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

(5) These long-term debt agreements contain various restrictive covenants, including provisions related to interest coverage, maximum levels of debt to total capitalization and limitations on dividends.
(6) Of the amount due in 1998, $.8 million may be satisfied by the substitution of property in lieu of cash payments.


     Substantially all of the property, plant and equipment of the company is pledged as collateral. Maturities and annual sinking fund requirements of long-term debt for the years 1999, 2000, 2001 and 2002 are $4.6 million, $84.8 million, $5.2 million, and $6.0 million, respectively. Of these amounts $.8 million per year for 1998 through 2001 may be satisfied by the substitution of property in lieu of cash payments.
     At Dec. 31, 1997, total long-term debt had a carrying amount of $727.1 million and an estimated fair market value of $828.6 million. The estimated fair market value of long-term debt was based on quoted market prices for the same or similar issues, on the current rates offered for debt of the same remaining maturities, or for long-term debt issues with variable rates that approximate market rates, at carrying amounts. The carrying amount of long-term debt due within one year approximated fair market value because of the short maturity of these instruments.
     The company had an interest rate exchange agreement, which expired Jan. 11, 1996, to reduce the cost of $100 million of fixed rate long-term debt. The agreement reduced interest expense by $2.3 million in 1995.



















The   accompanying  notes  are  an  integral  part  of  the  financial statements.

                     NOTES TO FINANCIAL STATEMENTS

A.   Summary of Significant Accounting Policies

Basis of Accounting
     Tampa Electric Company's regulated electric and gas operations maintain their accounts in accordance with recognized policies prescribed or permitted by the Florida Public Service Commission
(FPSC). In addition, Tampa Electric maintains its accounts in accordance with recognized policies prescribed or permitted by the Federal Energy Regulatory Commission (FERC). These policies conform w i th generally accepted accounting principles in all material respects.
     The impact of Financial Accounting Standard (FAS) No. 71, Accounting for the Effects of Certain Types of Regulation, has been minimal in the company's experience, but when cost recovery is ordered over a period longer than a fiscal year, costs are recognized in the period that the regulatory agency recognizes them in accordance with FAS 71. Also as provided in FAS 71, Tampa Electric has deferred revenues in accordance with the various regulatory agreements approved by the FPSC in 1995 and 1996. Revenues are recognized as allowed under the terms of the agreements.
     Tampa Electric Company's regulated utility retail businesses are regulated by the FPSC, and Tampa Electric's wholesale business is regulated by FERC. Prices allowed by both agencies are generally based on recovery of prudent costs incurred plus a reasonable return on invested capital.
     The use of estimates is inherent in the preparation of financial s t a t e ments in accordance with generally accepted accounting principles.

Revenues and Fuel Costs
     Revenues include amounts resulting from cost recovery clauses which provide for monthly billing charges to reflect increases or decreases in fuel, purchased capacity, oil backout, conservation and environmental costs for Tampa Electric and purchased gas, interstate pipeline capacity and conservation costs for Peoples Gas System. These adjustment factors are based on costs projected by the company for a specific recovery period. Any over-recovery or under-recovery of costs plus an interest factor are taken into account in the process of setting adjustment factors for subsequent recovery periods. Over-recoveries of costs are recorded as deferred credits and under-recoveries of costs are recorded as deferred debits.
     In August 1996, the FPSC approved Tampa Electric's petition for recovery of certain environmental compliance costs through the environmental cost recovery clause.
     On May 10, 1995, the FPSC approved the termination of the oil backout clause effective Jan. 1, 1996. Any oil backout project costs incurred beginning Jan 1, 1996 were no longer recovered through the cost recovery clause.
     In December 1994, Tampa Electric bought out a long-term coal supply contract which would have expired in 2004 for a lump sum payment of $25.5 million and entered into two new contracts with the supplier. The coal supplied under the new contracts is competitive in price with coals of comparable quality. As a result of this buyout, Tampa Electric customers will benefit from anticipated net fuel savings of more than $40 million through the year 2004. In February 1995, the FPSC authorized the recovery of the $25.5 million buy-out amount plus carrying costs through the Fuel and Purchased Power Cost

Recovery Clause over the ten-year period beginning April 1, 1995. In 1997, 1996 and 1995, $2.7 million, $2.7 million and $2 million, respectively, of buy-out costs were amortized to expense.
     Certain other costs incurred by the regulated utilities are allowed to be recovered from customers through prices approved in the regulatory process. These costs are recognized as the associated revenues are billed.
     Both Tampa Electric and Peoples Gas System accrue base revenues for services rendered but unbilled to provide a closer matching of revenues and expenses.
     In May 1996, the FPSC issued an order approving an agreement among Tampa Electric, the Office of Public Counsel (OPC) and the Florida Industrial Power Users Group (FIPUG) regarding 1996 earnings. This agreement provided for a $25-million revenue refund to customers to be made over the 12-month period beginning Oct. 1, 1996. This refund consisted of $15 million of revenues deferred from 1996 and $10 million of revenues deferred from 1995, plus accrued interest.
     In October 1996, the FPSC approved an agreement among Tampa Electric, OPC and FIPUG that resolved all pending regulatory issues associated with the Polk Power Station. The agreement allows the full recovery of the capital costs incurred in the construction of the Polk Power project, and calls for an extension of the base rate freeze established in the May agreement through 1999. Under the October agreement, the $25-million refund established in the May agreement remains intact and customers began receiving a $25-million temporary base rate reduction, reflected as a credit on customer bills over the 15-month period which began Oct. 1, 1997.

Depreciation
     The company provides for depreciation primarily by the straight-line method at annual rates that amortize the original cost, less net salvage, of depreciable property over its estimated service life. The provision for utility plant in service, expressed as a percentage of the original cost of depreciable property, was 4.0% for 1997, 1996 and 1995.
     The original cost of utility plant retired or otherwise disposed of and the cost of removal less salvage are charged to accumulated depreciation.

Asset Impairment
     The company periodically assesses whether there has been a permanent impairment of its long-lived assets and certain intangibles held and used by it, in accordance with FAS 121, Accounting for the Impairment of Long-lived Assets and Long-Lived Assets to be Disposed of. No write-down of assets due to impairment was required in 1997 or 1996.

Deferred Income Taxes
     The liability method is utilized in the measurement of deferred income taxes. Under the liability method, the temporary differences b e tween the financial statement and tax bases of assets and liabilities are reported as deferred taxes measured at current tax rates. Tampa Electric and Peoples Gas System are regulated, and their books and records reflect approved regulatory treatment, including certain adjustments to accumulated deferred income taxes and the establishment of a corresponding regulatory tax liability reflecting the amount payable to customers through future rates.

Investment Tax Credits

     Investment tax credits have been recorded as deferred credits and are being amortized to income tax expense over the service lives of the related property.

Allowance for Funds Used During Construction (AFUDC)
     AFUDC is a non-cash credit to income with a corresponding charge to utility plant which represents the cost of borrowed funds and a reasonable return on other funds used for construction. The rate used to calculate AFUDC is revised periodically to reflect significant changes in Tampa Electric's cost of capital. The rate was 7.79% for 1997, 1996 and 1995. The base on which AFUDC is calculated excludes construction work in progress which has been included in rate base.

Hedges - Gas Prices
     During 1997, Peoples Gas System entered into natural gas options contracts, from time to time, to limit its exposure to gas price increases.
     Tampa Electric Company does not use derivatives or other financial products for speculative purposes.

Mergers
     In June 1997, TECO Energy, Inc. completed its merger with Lykes E n e rgy, Inc. Concurrent with this merger, the regulated gas distribution utility, Peoples Gas System, Inc., was merged into Tampa Electric Company and now operates as the Peoples Gas System division of Tampa Electric Company.
     Also in June 1997, TECO Energy completed its merger with West Florida Gas Inc. (West Florida). Concurrent with this merger, West Florida's regulated gas distribution utility, West Florida Natural Gas Company, was merged into Tampa Electric Company and now operates as part of the Peoples Gas System division.
     These mergers were accounted for as poolings of interests and, accordingly, the company's Balance Sheet as of Dec. 31, 1997 and its Statements of Income and Cash Flows for the period ended Dec. 31, 1997 include the results of Peoples Gas System and West Florida.
     Financial statements and all financial information presented for periods prior to 1997 have been restated to include the results of the Peoples Gas System. Prior period financial statements have not been restated to reflect the operations and financial position of West Florida Natural Gas due to its size.

     Tampa Electric Company's combined restated revenues and net income for the years ended Dec. 31, 1997, 1996 and 1995 were as follows:

                                    Revenues            Net Income
                                   (thousands)          (thousands)
Year Ended Dec. 31, 1997
Tampa Electric pre-merger            $ 572.8               $ 64.2
Peoples Gas System pre-merger          133.9                  9.7
                                       706.7                 73.9
Merger related(2)                          -                 (1.3)
                                       706.7                 72.6
Tampa Electric Company post-merger     732.0                 76.0
Combined                            $1,438.7              $ 148.6



                                    Revenues            Net Income
                                   (thousands)          (thousands)
Year Ended Dec. 31, 1996
Tampa Electric pre-merger(1)        $1,112.9               $ 141.6
Peoples Gas System pre-merger          258.6                  13.9
Combined                            $1,371.5               $ 155.5

Year Ended Dec. 31, 1995
Tampa Electric pre-merger(1)        $1,092.2               $ 133.7
Peoples Gas System pre-merger          220.6                  13.0
Combined                            $1,312.8               $ 146.7

(1) The 1996 and 1995 amounts were previously reported on Form 10-K for the years ended Dec. 31, 1996 and 1995.
(2) Reflects a net, after-tax, one-time charge for all merger related transactions.

Reclassifications and Restatements
     Certain prior year amounts were reclassified or restated to conform with current year presentation.

B.   Common Stock

The company is a wholly owned subsidiary of TECO Energy, Inc.

                                      Common Stock    Issue
(thousands)                          Shares   Amount  Expense  Total
Balance Dec. 31, 1994
 As previously reported                 10    $777.3   $(1.4)  $775.9
 Pooling of interests with PGS           -      26.2      --     26.2
Balance Dec. 31, 1994 as restated       10     803.5    (1.4)   802.1
 Contributed capital from parent         -      76.0      --     76.0
Balance Dec. 31, 1995                   10     879.5    (1.4)   878.1
 Contributed capital from parent         -      83.0      --     83.0
 Costs associated with Preferred
   Stock retirements (1)                          --      .6       .6
Balance Dec. 31, 1996                   10     962.5     (.8)   961.7
 Contributed capital from parent         -       5.0      --      5.0
 Costs associated with Preferred
   Stock retirements (2)                          --      .1       .1
 West Florida Natural Gas merger         -       5.3      --      5.3
 Balance Dec. 31, 1997                  10    $972.8   $ (.7)  $972.1

(1) In April 1996, the Tampa Electric retired $35 million aggregate par value of 8.00% Series E and 7.44% series F preferred stock. In connection with this retirement, $.6 million of associated issuance costs were recognized.
(2) In July 1997, Tampa Electric retired all of its outstanding shares ($20 million aggregate par value) of 4.32% Series A. 4.16% Series B and 4.58% Series D preferred stock at redemption prices of $103.75, $102.875 and $101.00 per share, respectively. In connection with this retirement, $.1 million of associated issuance costs were recognized.

C.   Retained Earnings

     Tampa Electric Company's Restated Articles of Incorporation and certain series of Tampa Electric's first mortgage bonds and certain of Peoples Gas System's long-term debt issues contain provisions that limit the dividend payment on the company's common stock. At Dec. 31, 1997, substantially all of the company's retained earnings were available for dividends on its common stock.

D.   Retirement Plan

     Tampa Electric is a participant in the comprehensive retirement plan of TECO Energy, including a non-contributory defined benefit retirement plan which covers substantially all employees. Benefits are based on employees' years of service and average final earnings.
     TECO Energy's policy is to fund the plan within the guidelines set by ERISA for the minimum annual contribution and the maximum allowable as a tax deduction by the IRS. About 67 percent of plan assets were invested in common stocks and 33 percent in fixed income investments at Dec. 31, 1997.

     Components of net pension expense, reconciliation of the funded status and the accrued pension liability are presented below for TECO Energy consolidated.

Components of Net Pension Expense
(millions)                                  1997      1996      1995
Service cost
  (benefits earned during the period)      $ 9.2     $ 8.5     $ 7.2
Interest cost on projected
  benefit obligations                       19.9      18.8      17.3
Less: Return on plan assets-Actual          65.6      43.4      66.4
  Less net amortization of unrecognized
   transition asset and deferred return     38.8      18.6      43.3
Net return on assets                        26.8      24.8      23.1
Net pension expense recognized in TECO
  Energy's Consolidated Statements
  of Income (1)                            $ 2.3     $ 2.5     $ 1.4

(1) Tampa Electric's portion was $.7 million, $1.8 million and $.2 million for 1997, 1996 and 1995, respectively.

Reconciliation of the Funded Status of the Retirement Plan and the Accrued Pension Prepayment/(Liability)
                                              Dec. 31,     Dec. 31,
(millions)                                       1997         1996
Fair market value of plan assets               $ 365.9      $ 320.5
Projected benefit obligation                    (297.1)      (262.2)
Excess of plan assets over projected
 benefit obligation                               68.8         58.3
Less unrecognized net gain from past
 experience different from that assumed           78.8         65.9
Less unrecognized prior service cost             (10.8)       (11.7)
Less unrecognized net transition asset
 (being amortized over 19.5 years)                 7.5          8.5
Accrued pension(liability)(2)                  $  (6.7)     $  (4.4)
Accumulated benefit obligation
 (including vested benefits of
 $221.6 for 1997 and $196.7 for 1996)          $ 248.1      $ 220.0

(2) Tampa Electric's portion was $6.6 million and $5.9 million at Dec. 31, 1997 and 1996, respectively.

Assumptions Used in Determining Actuarial Valuations
                                                  1997         1996
Discount rate to determine projected
  benefit obligation                              7.25%        7.75%
Rates of increase in compensation levels       3.3-5.3%     3.3-5.3%
Plan asset growth rate through time                  9%           9%

Peoples Gas System Retirement Plan

     The Peoples Gas System retirement plan was merged with the TECO Energy retirement plan effective Jan. 1, 1998. As of Dec. 31, 1997, Peoples Gas System had a non-contributory defined benefit retirement plan which covered substantially all employees. Benefits were based on employees' years of service and average compensation during specified years of employment.
     Peoples Gas System's retirement plan was funded annually by the company within the guidelines set by ERISA for the minimum annual contribution and the maximum allowable as a tax deduction by the IRS. Plan assets were invested primarily in a collective investment trust consisting of equity securities, fixed income securities and cash equivalents.

Components of Net Pension Expense
(millions)                                   1997     1996    1995
Service cost
  (benefits earned during the period)       $ 2.1    $ 2.0   $ 1.9
Interest cost on projected
  benefit obligations                         3.0      2.6     2.4
Less: Return on plan assets-Actual            6.7      4.1     5.8
  Less net amortization of unrecognized
   transition asset and deferred return       3.5      1.2     3.1
Net return on assets                          3.2      2.9     2.7
Net pension expense                           1.9      1.7     1.6
Voluntary employee retirement program           -        -     0.8
Net pension expense recognized in the
 Statements of Income                       $ 1.9    $ 1.7   $ 2.4

Reconciliation of the Funded Status of the Retirement Plan and the Accrued Pension Prepayment/(Liability)
                                          Dec. 31,          Dec. 31,
(millions)                                  1997              1996

Fair market value of plan assets           $ 48.9            $ 40.6
Projected benefit obligation                (47.6)            (39.3)
Excess of plan assets over projected
 benefit obligation                           1.3               1.3
Less unrecognized net gain from past
 experience different from that assumed       4.9               4.7
Less unrecognized prior service cost         (0.2)             (0.2)
Less unrecognized net transition asset
 (being amortized over 19.5 years)            0.6               0.8
Accrued pension(liability)                 $ (4.0)           $ (4.0)

Accumulated benefit obligation
 (including vested benefits of
 $34.0 for 1997 and $28.1 for 1996)        $ 34.4            $ 28.4

Assumptions Used in Determining Actuarial Valuations

                                             1997              1996
Discount rate to determine projected
 benefit obligation                          7.25%             7.75%
Rates of increase in compensation levels        6%                6%
Plan asset growth rate through time             8%                8%

E.   Postretirement Benefit Plan

     Tampa Electric Company currently provides certain postretirement health care benefits for substantially all employees retiring after age 55 meeting certain service requirements. The company contribution toward health care coverage for most employees retiring after Jan. 1, 1990 is limited to a defined dollar benefit based on years of service. Postretirement benefit levels are substantially unrelated to salary. Tampa Electric Company reserves the right to terminate or modify the plan in whole or in part at any time.

Components of Postretirement Benefit Cost
(millions)
                                             1997     1996     1995
Service cost (benefits earned
    during the period)                       $1.3     $1.4     $1.4
Interest cost on projected
    benefit obligations                       4.4      4.6      5.1
Amortization of transition obligation
   (straight line over 20 years)              2.1      2.1      2.2
Amortization of actuarial loss/(gain)        (0.1)     0.2      0.2
 Net periodic Postretirement
    benefit expense                          $7.7     $8.3     $8.9

Reconciliation of the Funded Status of the Postretirement Benefit Plan and the Accrued Liability (millions)
                                                   Dec. 31,  Dec. 31,
                                                     1997      1996
Accumulated Postretirement benefit obligation
 Active employees eligible to retire                $ (3.9)    $(2.4)
 Active employees not eligible to retire             (23.7)    (20.9)
 Retirees and surviving spouses                      (34.0)    (38.9)
                                                     (61.6)    (62.2)
Less unrecognized net loss
  from past experience                                (4.9)     (7.3)
Less unrecognized transition obligation              (31.6)    (33.7)
 Liability for accrued postretirement benefit       $(25.1)   $(21.2)

Assumptions Used in Determining Actuarial Valuations
                                                      1997      1996
Discount rate to determine projected
  benefit obligation                                  7.25%    7.75%

     The assumed health care cost trend rate (excluding the employees of Peoples Gas System)for medical costs prior to age 65 was 9.5% in 1997 and decreases to 5.75% in 2002 and thereafter. The assumed health care cost trend rate for medical costs after age 65 was 7.0% in 1997 and decreases to 5.75% in 2002 and thereafter.
     The assumed health care cost trend rate (for employees of Peoples Gas System)for medical costs prior to age 65 was 6% in 1997 and decreases to 5% in 2003 and thereafter. The assumed health care cost trend rate for HMO medical costs prior to age 65 was 4% for all future years.

     A 1% change in the medical trend rates would produce a 7% ($0.4 million) change in the aggregate service and interest cost for 1997 and a 7% ($4.3 million) change in the accumulated Postretirement benefit obligation as of Dec. 31, 1997.

F.   Income Tax Expense

The company is included in the filing of a consolidated Federal income tax return with its parent and affiliates. The company's income tax expense is based upon a separate return computation. Income tax expense consists of the following components:

(millions)                           Federal     State     Total
1997
Currently payable                     $ 62.9     $ 7.1    $ 70.0
Deferred                                15.0       6.1      21.1
Amortization of investment
 tax credits                            (4.7)       --      (4.7)
Total income tax expense              $ 73.2    $ 13.2      86.4
Included in other income, net                               (1.1)
Included in operating expenses                            $ 87.5

(millions)
1996
Currently payable                     $ 63.9    $ 11.1    $ 75.0
Deferred                                 8.3       1.1       9.4
Amortization of investment
 tax credits                            (4.7)        -      (4.7)
Total income tax expense              $ 67.5    $ 12.2      79.7
Included in other income, net                                (.2)
Included in operating expenses                            $ 79.9

1995
Currently payable                     $ 77.8    $ 13.5    $ 91.3
Deferred                               (10.5)     (1.8)    (12.3)
Amortization of investment
 tax credits                            (4.8)        -      (4.8)
Total income tax expense              $ 62.5    $ 11.7      74.2
Included in other income, net                                 --
Included in operating expenses                            $ 74.2

     Deferred taxes result from temporary differences in the recognition of certain liabilities or assets for tax and financial reporting purposes. The principal components of the company's deferred tax assets and liabilities recognized in the balance sheet are as follows:

                                              Dec. 31,     Dec. 31,
(millions)                                      1997         1996
Deferred tax assets(1)
 Property related                              $  87.4       $ 84.4
 Leases                                            5.2          5.4
 Insurance reserves                                9.2          7.2
 Early capacity payments                           2.2          2.2
 Other                                             8.2          3.7
  Total deferred income tax assets               112.2        102.9
Deferred income tax liabilities(1)
 Property related                               (450.9)      (428.4)
 Other                                            35.3         46.0
  Total deferred income tax liabilities         (415.6)      (382.4)
  Accumulated deferred income taxes            $(303.4)     $(279.5)
_________________
(1) Certain property related assets and liabilities have been netted.

     The total income tax provisions differ from amounts computed by applying the federal statutory tax rate to income before income taxes for the following reasons:

(millions)                              1997       1996       1995
Net income                            $148.6     $155.5     $146.7
Total income tax provision              86.4       79.7       74.2
Income before income taxes            $235.2     $235.2     $220.9

Income taxes on above at federal
 statutory rate of 35%                $ 82.3     $ 82.3     $ 77.4
Increase (decrease) due to
  State income tax, net of federal
     income tax                          8.6        8.0        7.6
  Amortization of investment tax
     credits                            (4.7)      (4.7)      (4.8)
  Equity portion of AFUDC                 .0       (5.8)      (4.9)
  Other                                   .2        (.1)      (1.1)
Total income tax provision            $ 86.4     $ 79.7     $ 74.2
Provision for income taxes as
  a percent of income before
     income taxes                       36.7%      33.9%      33.6%

G.   Short-term Debt

     Notes payable consisted primarily of commercial paper with weighted average interest rates of 5.72% and 5.43% at Dec. 31, 1997 a n d 1996, respectively. The carrying amount of notes payable approximated fair market value because of the short maturity of these instruments. Unused lines of credit at Dec. 31, 1997 were $230 million. Certain lines of credit require commitment fees ranging from
 .05% to .075% on the unused balances.

H.   Related Party Transactions (millions)

Net transactions with affiliates are as follows:

                                        1997       1996       1995
Fuel and interchange related, net     $140.5     $154.9     $166.4
Administrative and general, net       $  9.5     $ 10.6     $ 11.3

Amounts due from or to affiliates of the company at year-end are as follows:

                                        1997       1996
Accounts receivable                   $  7.7     $  6.2
Accounts payable                      $ 20.1     $ 17.7

Accounts receivable and accounts payable were incurred in the ordinary course of business and do not bear interest.

I.   Commitments and Contingencies

     Tampa Electric's capital expenditures are estimated to be $129 million in 1998 and $515 million for 1999 through 2002 for equipment and facilities to meet customer growth and generation reliability programs.
     Peoples Gas System's capital expenditures are estimated to be $59 million for 1998 and $190 million for 1999 through 2002 for infrastructure expansion to grow the customer base and normal asset replacement.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     During the period from Jan. 1, 1996 to the date of this report, the company has not had and has not filed with the Commission a report as to any changes in or disagreements with accountants on accounting principles or practices, financial statement disclosure or auditing scope or procedure.

                                PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
          8-K.

(a)  1. Financial Statements - See index on page 26.
     2. Financial Statement Schedules - See index on page 26.
     3. Exhibits
         *3.1 A r ticles of Incorporation (Exhibit 3.1 to Registration Statement No. 2-70653).
         *3.2 Bylaws, as amended, effective April 16, 1997 (Exhibit 3, Form 10-Q for the quarter ended June 30, 1997 of Tampa Electric Company).
         *4.1 Indenture of Mortgage among Tampa Electric Company, State Street Trust Company and First Savings & Trust Company of Tampa, dated as of Aug. 1, 1946 (Exhibit 7-A to Registration Statement No. 2-6693).
         *4.2 Thirteenth Supplemental Indenture, dated as of Jan. 1, 1974, to Exhibit 4.1 (Exhibit 2-g-l, Registration Statement No. 2-51204).
         *4.3 Sixteenth Supplemental Indenture, dated as of Oct. 30, 1992, to Exhibit 4.1 (Exhibit 4.1, Form 10-Q for the quarter ended Sept. 30, 1992 of Tampa Electric Company).
         *4.4 Eighteenth Supplemental Indenture, dated as of May 1, 1993, to Exhibit 4.1 (Exhibit 4.1, Form 10-Q for the quarter ended June 30, 1993).
         *4.5 Installment Purchase and Security Contract between t h e Hillsborough County Industrial Development Authority and Tampa Electric Company, dated as of March 1, 1972 (Exhibit 4.9, Form 10-K for 1986 of Tampa Electric Company).
         *4.6 First Supplemental Installment Purchase and Security Contract, dated as of Dec. 1, 1974 (Exhibit 4.10, Form 10-K for 1986 of Tampa Electric Company).
         *4.7 Third Supplemental Installment Purchase Contract, dated as of May 1, 1976 (Exhibit 4.12, Form 10-K for 1986 of Tampa Electric Company).
         *4.8 Installment Purchase Contract between the Hillsborough County Industrial Development Authority and Tampa Electric Company, dated as of Aug. 1, 1981 (Exhibit 4.13, Form 10-K for 1986 of Tampa Electric Company).
         *4.9 Amendment to Exhibit A of Installment Purchase Contract, dated as of April 7, 1983 (Exhibit 4.14, Form 10-K for 1989 of Tampa Electric Company).
         *4.10 Second Supplemental Installment Purchase Contract, dated as of June 1, 1983 (Exhibit 4.11, Form 10-K for 1994 of Tampa Electric Company).
         *4.11 Third Supplemental Installment Purchase Contract, dated as of Aug. 1, 1989 (Exhibit 4.16, Form 10-K for 1989 of Tampa Electric Company).
         *4.12 Installment Purchase Contract between the Hillsborough County Industrial Development Authority and Tampa Electric Company, dated as of Jan. 31, 1984 (Exhibit 4.13, Form 10-K for 1993 of Tampa Electric Company).
         *4.13 First Supplemental Installment Purchase Contract, dated as of Aug. 2, 1984 (Exhibit 4.14, Form 10-K for 1994 of Tampa Electric Company).
         *4.14 Second Supplemental Installment Purchase Contract, dated as of July 1, 1993 (Exhibit 4.3, Form 10-Q for the quarter ended June 30, 1993).
         *4.15  Loan  and  Trust  Agreement  among  the  Hillsborough
                C o u nty Industrial Development Authority, Tampa Electric Company and NCNB National Bank of Florida, dated as of Sept. 24, 1990 (Exhibit 4.1, Form 10-Q for the quarter ended Sept. 30, 1990 of Tampa Electric Company).
         *4.16 Loan and Trust Agreement, dated as of Oct. 26, 1992 among the Hillsborough County Industrial Development Authority, Tampa Electric Company and NationsBank of Florida, N.A., as trustee (Exhibit 4.2, Form 10-Q for the quarter ended Sept. 30, 1992 of Tampa Electric Company).
         *4.17 Loan and Trust Agreement, dated as of June 23, 1993, among the Hillsborough County Industrial Development Authority, Tampa Electric Company and NationsBank of Florida, N.A., as trustee (Exhibit 4.2, Form 10-Q for the quarter ended June 30, 1993 of Tampa Electric Company).
         *4.18 Loan and Trust Agreement, dated as of Dec. 1, 1996, a m o n g the Polk County Industrial Development Authority, Tampa Electric Company and the Bank of New York, as trustee (Exhibit 4.18, Form 10-K for 1996 of Tampa Electric Company).
         *10.1 1980 Stock Option and Appreciation Rights Plan, as amended on July 18, 1989 (Exhibit 28.1, Form 10-Q for the quarter ended June 30, 1989 of TECO Energy, Inc.).
         *10.2 TECO Energy Group Supplemental Executive Retirement Plan, as amended and restated as of Oct. 16, 1996.
         *10.3 TECO Energy Group Supplemental Retirement Benefits Trust Agreement, as amended and restated as of Jan. 15, 1997.
          10.4 Annual Incentive Compensation Plan for TECO Energy and subsidiaries, as revised April 1997.
         *10.5 TECO Energy, Inc. Group Supplemental Disability Income Plan, dated as of March 20, 1989 (Exhibit 10.19, Form 10-K for 1988 of Tampa Electric Company).
         *10.6 Forms of Severance Agreements between TECO Energy, Inc. and certain senior executives, as amended and restated as of March 20, 1996.

         *10.7 TECO Energy, Inc. 1991 Director Stock Option Plan as amended on Jan. 21, 1992 (Exhibit 10.20, Form 10-K for 1991 of Tampa Electric Company).
         *10.8 Supplemental Executive Retirement Plan for T.L. Guzzle, as amended and restated as of Oct. 16, 1996.
         *10.9 Supplemental Executive Retirement Plan for R.H. Kessel, as amended and restated as of Jan. 15, 1997.
         *10.10 Supplemental   Executive  Retirement  Plan  for  H.L.
                Culbreath,  as  amended  on  April  27, 1989 (Exhibit
                10.14, Form 10-K for 1989 of TECO Energy, Inc.).
         *10.11 Supplemental  Executive Retirement Plan for A.D. Oak,
                as amended and restated as of Oct. 16, 1996.
         *10.12 Supplemental   Executive  Retirement  Plan  for  K.S.
                Surgenor,  as  amended  and  restated  as of Oct. 16,
                1996.
         *10.13 Supplemental   Executive  Retirement  Plan  for  G.F.
                Anderson, as amended and restated as of Oct. 16, 1996.
         *10.14 TECO Energy Directors' Deferred Compensation Plan, as amended and restated effective April 1, 1994 (Exhibit 10.1, Form 10-Q for the quarter ended March 31, 1994 of Tampa Electric Company).
         *10.15 TECO  Energy  Group Retirement Savings Excess Benefit
                Plan, as amended and restated effective Aug. 1, 1994 (Exhibit 10.20, Form 10-K for 1994 of Tampa Electric Company).
         *10.16 Severance  Agreement between TECO Energy, Inc. and H.
                L.  Culbreath,  dated  as  of April 28, 1989 (Exhibit
                10.24, Form 10-K for 1989 of TECO Energy, Inc.).
         *10.17 Supplemental Executive Retirement Plan for R.A. Dunn,
                as amended and restated as of Jan. 15, 1997.
         *10.18 Form  of  Nonstatutory  Stock  Option  under the TECO
                Energy, Inc. 1996 Equity Incentive Plan (Exhibit 10.1, Form 10-Q for the quarter ended June 30, 1996 of Tampa Electric Company).
         *10.19 Form  of  Restricted  Stock  Agreement  between  TECO
                Energy, Inc. And certain senior executives under the TECO Energy, Inc. 1996 Equity Incentive Plan (Exhibit 10.2, Form 10-Q for the quarter ended June 30, 1996 of Tampa Electric Company).
         *10.20 Form  of  Restricted  Stock  Agreement  between  TECO
                Energy,  Inc.  and  G.  F.  Anderson  under  the TECO
                Energy, Inc. 1996 Equity Incentive Plan (Exhibit 10.3, Form 10-Q for the quarter ended June 30, 1996 of Tampa Electric Company).
         *10.21 TECO  Energy, Inc. 1997 Director Equity Plan (Exhibit
                10.1, Form 8-K dated April 16, 1997 of Tampa Electric
                Company).
         *10.22 Form  of  Nonstatutory  Stock  Option  under the TECO
                Energy, Inc. 1997 Director Equity Plan (Exhibit 10, Form 10-Q for the quarter ended June 30, 1997 of Tampa Electric Company).
          12.   Ratio of earnings to fixed charges.
          23.   Consent of Independent Accountants.
          24.1  Power of Attorney.
          24.2 Certified copy of resolution authorizing Power of Attorney.
          27.1  Financial Data Schedule-1997 (EDGAR filing only).

          27.2  Financial  Data  Schedule-1996 restated (EDGAR filing only).
          27.3  Financial  Data  Schedule-1995 restated (EDGAR filing only).
         _____________
         * Indicates exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference. Exhibits filed with periodic reports of Tampa Electric Company and TECO Energy, Inc. were filed under Commission File Nos. 1-5007 and 1-8180, respectively.

         Certain   instruments  defining  the  rights  of  holders  of
     long-term debt of Tampa Electric Company authorizing in each case a total amount of securities not exceeding 10 percent of total assets on a consolidated basis are not filed herewith. Tampa Electric Company will furnish copies of such instruments to the Securities and Exchange Commission upon request.

     Executive Compensation Plans and Arrangements

     Exhibits 10.1 through 10.22 above are management contracts or compensatory plans or arrangements in which executive officers or directors of TECO Energy, Inc. and its subsidiaries participate.

(b) The company filed the following report on Form 8-K during the last quarter of 1997.

     The registrant filed a Current Report on Form 8-K dated Nov. 13, 1997 reporting under "Item 5. Other Events" certain officer changes.

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March, 1998.

                               TAMPA ELECTRIC COMPANY

                               By  G.  F.  Anderson*
                                   G.  F.  Anderson,  Chairman  of the
                                   Board and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 30, 1998:

     Signature               Title

  G. F. ANDERSON*      Chairman of the Board,
  G. F. ANDERSON       Director and Chief Executive
                       Officer (Principal Executive
                       Officer)

  /S/J. B. RAMIL       Vice President-Finance
     J. B. RAMIL       and Chief Financial Officer
                       (Principal Financial Officer)

  W. L. GRIFFIN*       Vice President-Controller
  W. L. GRIFFIN        (Principal Accounting Officer)

  C. D. AUSLEY*        Director
  C. D. AUSLEY

  S. L. BALDWIN*       Director
  S. L. BALDWIN

  H. L. CULBREATH*     Director
  H. L. CULBREATH

  J. L. FERMAN, JR.*   Director
  J. L. FERMAN, JR.

  E. L. FLOM*          Director
  E. L. FLOM

  H. R. GUILD, JR.*    Director
  H. R. GUILD, JR.

  T. L. RANKIN*        Director
  T. L. RANKIN

  R. L. RYAN*          Director
  R. L. RYAN

  W. P. SOVEY*         Director
  W. P. SOVEY

  J. T. TOUCHTON*      Director
  J. T. TOUCHTON

  J. A. URQUHART*      Director
  J. A. URQUHART

  J. O. WELCH, JR.*    Director
  J. O. WELCH, JR.

  *By: /s/ J. B. RAMIL
           J. B. RAMIL, Attorney-in-fact

                           INDEX TO EXHIBITS
Exhibit                                                           Page
  No.  Description                                                 No.

3.1    Articles of Incorporation (Exhibit 3.1 to                     *
       Registration Statement No. 2-70653).
3.2    Bylaws, as amended, effective April 16, 1997                  *
       (Exhibit  3,  Form  10-Q  for the quarter ended June 30,
       1997 of Tampa Electric Company).
4.1    Indenture of Mortgage among Tampa Electric                    *
       Company,  State Street Trust Company and First Savings &
       Trust Company of Tampa, dated as of Aug. 1, 1946 (Exhibit 7-A to Registration Statement No. 2-6693).
4.2    Thirteenth Supplemental Indenture, dated as of                *
       Jan. 1, 1974, to Exhibit 4.1 (Exhibit 2-g-l,
       Registration Statement No. 2-51204).
4.3    Sixteenth Supplemental Indenture, dated as of                 *
       Oct. 30, 1992, to Exhibit 4.1 (Exhibit 4.1,
       Form 10-Q for the quarter ended Sept. 30, 1992
       of Tampa Electric Company).
4.4    Eighteenth Supplemental Indenture, dated as of May 1,         *
       1993, to Exhibit 4.1 (Exhibit 4.1, Form 10-Q for the
       quarter ended June 30, 1993).
4.5    Installment Purchase and Security Contract                    *
       between and the Hillsborough County Industrial
       Development Authority and Tampa Electric Company,
       dated as of March 1, 1972 (Exhibit 4.9, Form 10-K
       for 1986 of Tampa Electric Company).
4.6    First Supplemental Installment Purchase and                   *
       Security Contract, dated as of Dec. 1, 1974
       (Exhibit 4.10, Form 10-K for 1986 of
       Tampa Electric Company).
4.7    Third Supplemental Installment Purchase Contract,             *
       dated as of May 1, 1976 (Exhibit 4.12, Form 10-K
       for 1986 of Tampa Electric Company).
4.8    Installment Purchase Contract between the                     *
       Hillsborough County Industrial Development
       Authority and Tampa Electric Company, dated
       as of Aug. 1, 1981 (Exhibit 4.13, Form 10-K for
       1986 of Tampa Electric Company).
4.9    Amendment to Exhibit A of Installment Purchase                *
       Contract, dated as of April 7, 1983 (Exhibit 4.14,
       Form 10-K for 1989 of Tampa Electric Company).
4.10   Second Supplemental Installment Purchase Contract,            *
       dated  as  of  June 1, 1983 (Exhibit 4.11, Form 10-K for
       1994 of Tampa Electric Company).
4.11   Third Supplemental Installment Purchase Contract,             *
       dated as of Aug. 1, 1989 (Exhibit 4.16, Form 10-K
       for 1989 of Tampa Electric Company).
4.12   Installment Purchase Contract between the                     *
       Hillsborough County Industrial Development
       Authority and Tampa Electric Company, dated
       as of Jan. 31, 1984 (Exhibit 4.13, Form 10-K
       for 1993 of Tampa Electric Company).
4.13   First Supplemental Installment Purchase Contract,             *
       dated  as  of  Aug. 2, 1984 (Exhibit 4.14, Form 10-K for
       1994 of Tampa Electric Company).
4.14   Second Supplemental Installment Purchase Contract,            *
       dated as of July 1, 1993 (Exhibit 4.3, Form 10-Q
       for the quarter ended June 30, 1993).
4.15   Loan and Trust Agreement among the Hillsborough               *
       County Industrial Development Authority,
       Tampa Electric Company and NCNB National
       Bank of Florida, dated as of Sept. 24, 1990
       (Exhibit 4.1, Form 10-Q for the quarter ended
       Sept. 30, 1990 of Tampa Electric Company).
4.16   Loan and Trust Agreement, dated as of                         *
       Oct. 26, 1992 among the Hillsborough County
       Industrial Development Authority, Tampa Electric
       Company and NationsBank of Florida, N.A., as
       trustee (Exhibit 4.2, Form 10-Q for the quarter
       ended Sept. 30, 1992 of Tampa Electric Company).
4.17   Loan and Trust Agreement, dated as of June 23,                *
       1993,   among   the   Hillsborough   County   Industrial
       D e velopment Authority, Tampa Electric Company and NationsBank of Florida, N.A., as trustee (Exhibit 4.2,
       Form  10-Q  for the quarter ended June 30, 1993 of Tampa
       Electric Company).
4.18   Loan and Trust Agreement, dated as of Dec. 1, 1996,           *
       among  the Polk County Industrial Development Authority,
       Tampa Electric Company and the Bank of New York, as trustee (Exhibit 4.18, Form 10-K for 1996 of Tampa Electric Company).
10.1   1980 Stock Option and Appreciation Rights Plan,               *
       as amended on July 18, 1989 (Exhibit 28.1,
       Form 10-Q for the quarter ended June 30, 1989 of
       TECO Energy, Inc.).
10.2   TECO Energy Group Supplemental Executive Retirement           *
       Plan, as amended and restated as of Oct. 16, 1996.
10.3        TECO Energy Group Supplemental Retirement Benefits       *
       Trust  Agreement  as amended and restated as of Jan. 15,
       1997.
10.4   Annual Incentive Compensation Plan for TECO Energy and       55
       subsidiaries, as revised April 1997.
10.5   TECO Energy, Inc. Group Supplemental Disability               *
       Income  Plan, dated as of March 20, 1989 (Exhibit 10.19,
       Form 10-K for 1988 of Tampa Electric Company).
10.6   Forms of Severance Agreements between TECO Energy, Inc.       *
       and  certain  senior executives, as amended and restated
       as of March 20, 1996.
10.7   TECO Energy, Inc. 1991 Director Stock Option Plan             *
       as  amended  on  Jan. 21, 1992 (Exhibit 10.20, Form 10-K
       for 1991 of Tampa Electric Company).
10.8   Supplemental Executive Retirement Plan for                    *
       T.L.  Guzzle,  as  amended  and  restated as of Oct. 16,
       1996.
10.9   Supplemental Executive Retirement Plan for                    *
       R.H.  Kessel,  as  amended  and  restated as of Jan. 15,
       1997.
10.10  Supplemental Executive Retirement Plan for                    *
       H.L.  Culbreath,  as  amended on April 27, 1989 (Exhibit
       10.14, Form 10-K for 1989 of TECO Energy, Inc.).
10.11  Supplemental Executive Retirement Plan for                    *
       A.D. Oak, as amended and restated as of Oct. 16, 1996.
10.12  Supplemental Executive Retirement Plan for                    *
       K.S.  Surgenor,  as  amended and restated as of Oct. 16,
       1996.
10.13  Supplemental Executive Retirement Plan for                    *

       G.F.  Anderson,  as  amended and restated as of Oct. 16,
       1996.
10.14  TECO Energy Directors' Deferred Compensation Plan,            *
       as amended and restated effective April 1, 1994
       (Exhibit 10.1, Form 10-Q for the quarter ended March 31,
       1994 of Tampa Electric Company).
10.15  TECO Energy Group Retirement Savings Excess Benefit           *
       Plan, as amended and restated effective Aug. 1, 1994 (Exhibit 10.20, Form 10-K for 1994 of Tampa Electric Company).
10.16  Severance Agreement between TECO Energy, Inc. and             *
       H.L. Culbreath, dated as of April 28, 1989 (Exhibit
       10.24, Form 10-K for 1989 of TECO Energy, Inc.).
10.17  Supplemental Executive Retirement Plan for R.A. Dunn,         *
       as amended and restated as of Jan. 15, 1997.
10.18  Form of Nonstatutory Stock Option under the TECO Energy,      *
       Inc. 1996 Equity Incentive Plan (Exhibit 10.1, Form 10-Q
       for  the  quarter  ended June 30, 1996 of Tampa Electric
       Company).
10.19  Form of Restricted Stock Agreement between TECO Energy,       *
       Inc. And certain senior executives under the TECO Energy, Inc. 1996 Equity Incentive Plan (Exhibit 10.2,
       Form  10-Q  for the quarter ended June 30, 1996 of Tampa
       Electric Company).
10.20  Form of Restricted Stock Agreement between TECO Energy,       *
       Inc. And G. F. Anderson under the TECO Energy, Inc. 1996
       Equity Incentive Plan (Exhibit 10.3, Form 10-Q for the quarter ended June 30, 1996 of Tampa Electric Company).
10.21  TECO Energy, Inc. 1997 Director Equity Plan                   *
       (Exhibit  10,  Form  10-Q for the quarter ended June 30,
       1997 of Tampa Electric Company).
10.22  Form of Nonstatutory Stock Option under the TECO              *
       Energy, Inc. 1997 Director Equity Plan (Exhibit 10, Form
       10-Q  for  the  quarter  ended  June  30,  1997 of Tampa
       Electric Company).

12.    Ratio of earnings to fixed charges.                          58
23.    Consent of Independent Accountants.                          59
24.1   Power of Attorney.                                           60
24.2   Certified copy of resolution authorizing Power               62
       of Attorney.
27.1   Financial Data Schedule-1997 (EDGAR filing only).
27.2   Financial Data Schedule-1996 restated (EDGAR filing only).
27.3   Financial Data Schedule-1995 restated (EDGAR filing only).
* Indicates exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference. Exhibits filed with periodic reports of Tampa Electric Company and TECO Energy, Inc. were filed under Commission File Nos. 1-5007 and 1-8180, respectively.















































                                  58