Form 10-Q
period 1998-03-31
TAMPA ELECTRIC CO
filed 1998-05-14
CIK 96271

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           March 31, 1998

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

Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (April 30, 1998):
                  Common Stock, Without Par Value       10

The  registrant  meets  the  conditions  set  forth  in General Instruction
(H)(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.


                                                               FORM 10-Q

                       PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

          In  the opinion of management, the unaudited financial statements include  all  adjustments necessary to present fairly the results for  the  three-month periods ended March 31, 1998 and 1997.  The

          1997  financial  statements  include  the  results of Peoples Gas

          System, Inc., and West Florida Natural Gas Company, both of which were  merged  into  Tampa  Electric  Company  in  June 1997. Both mergers  were  accounted  for as poolings of interests. Reference should  be made to the explanatory notes affecting the income and balance  sheet  accounts  contained  in  Tampa Electric Company's

          Annual  Report  on Form 10-K for the year ended Dec. 31, 1997 and to the notes on pages 6 through 8 of this report.

                                                               FORM 10-Q

                                BALANCE SHEETS
                                (in millions)

                                              March 31,        Dec. 31,
                                                1998             1997
                                    Assets
Property, plant and equipment,
  at original cost
Utility plant in service
  Electric                                    $3,652.6          $3,632.0
  Gas                                            481.2             471.1
Construction work in progress                     42.2              40.6
                                               4,176.0           4,143.7
Accumulated depreciation                      (1,630.2)         (1,595.3)
                                               2,545.8           2,548.4
Other property                                     6.8               6.5
                                               2,552.6           2,554.9
Current assets
Cash and cash equivalents                          1.3               2.8
Receivables, less allowance
  for uncollectibles                             127.8             161.4
Inventories, at average cost
  Fuel                                            83.2              69.5
  Materials and supplies                          46.0              45.6
Prepayments                                        6.8               7.3
                                                 265.1             286.6
Deferred debits
Unamortized debt expense                          17.0              17.5
Deferred income taxes                            113.1             112.2
Regulatory asset - tax related                    41.2              41.8
Other                                             81.2              85.9
                                                 252.5             257.4
                                              $3,070.2          $3,098.9

                           Liabilities and Capital
Capital
Common stock                                  $1,012.1          $  972.1
Retained earnings                                283.1             289.6
                                               1,295.2           1,261.7
Long-term debt, less amount due
  within one year                                726.7             727.1
                                               2,021.9           1,988.8
Current liabilities
Long-term debt due within one year                 4.2               4.1
Notes payable                                    140.6             219.1
Accounts payable                                 105.6             118.4
Customer deposits                                 78.1              77.3
Interest accrued                                  25.8              18.7
Taxes accrued                                     16.6               8.5
                                                 370.9             446.1
Deferred credits
Deferred income taxes                            423.9             415.6
Investment tax credits                            48.5              49.7
Regulatory liability - tax related                75.8              77.0
Other                                            129.2             121.7
                                                 677.4             664.0
                                              $3,070.2          $3,098.9

The accompanying notes are an integral part of the financial statements.

                                                               FORM 10-Q

                             STATEMENTS OF INCOME
                                (in millions)

For the three months ended March 31,              1998              1997

Operating revenues
  Electric                                      $273.4            $272.8
  Gas                                             80.7              76.8
                                                 354.1             349.6

Operating expenses
Operation
  Fuel - electric generation                      89.1              88.7
  Purchased power                                 11.3              10.8
  Natural gas sold                                38.0              38.0
  Other                                           51.2              52.2
Maintenance                                       21.8              18.0
Non-recurring charge                               9.6                --
Depreciation                                      41.3              39.9
Taxes, federal and state income                   16.1              20.5
Taxes, other than income                          29.8              29.6
                                                 308.2             297.7

Operating income                                  45.9              51.9

Other income
Allowance for other funds used
  during construction                               --                .1
Other income (expense), net                       (1.9)              (.3)
                                                  (1.9)              (.2)

Income before interest charges                    44.0              51.7

Interest charges
Interest on long-term debt                        12.2              12.7
Other interest                                     4.6               4.0
                                                  16.8              16.7

Net income                                        27.2              35.0
Preferred dividend requirements                     --                .2
Balance applicable to common stock              $ 27.2            $ 34.8


The accompanying notes are an integral part of the financial statements.

                                                               FORM 10-Q

                           STATEMENTS OF CASH FLOWS
                                (in millions)

For the three months ended March 31,             1998              1997

Cash flows from operating activities
  Net income                                   $  27.2           $  35.0
    Adjustments to reconcile net income
        to net cash:
      Depreciation                                41.3              39.9
      Deferred income taxes                        7.2              (5.5)
      Investment tax credits, net                 (1.2)             (1.2)
      Allowance for funds used
        during construction                         --               (.1)
      Deferred recovery clause                     4.2               1.2
      Deferred revenue                            (8.7)             (7.3)
      Refund to customers                           --              (5.9)
      Non-recurring charge                         9.6                --
      Receivables, less allowance
        for uncollectibles                        33.6              31.6
      Inventories                                (14.1)             (6.7)
      Taxes accrued                                8.1               2.9
      Accounts payable                           (12.8)              8.4
      Other                                       16.1               (.6)
                                                 110.5              91.7
Cash flows from investing activities
  Capital expenditures                           (39.4)            (31.3)
  Allowance for funds used
    during construction                             --                .1
                                                 (39.4)            (31.2)
Cash flows from financing activities
  Proceeds from contributed capital
    from parent                                   40.0                --
  Repayment of long-term debt                      (.3)              (.3)
  Net decrease in short-term debt                (78.5)            (17.7)
  Dividends                                      (33.8)            (37.0)
                                                 (72.6)            (55.0)

Net increase (decrease) in cash
  and cash equivalents                            (1.5)              5.5
Cash and cash equivalents at
  beginning of period                              2.8               3.5
Cash and cash equivalents at end of period     $   1.3           $   9.0


The accompanying notes are an integral part of the financial statements.

                                                               FORM 10-Q

                       NOTES TO FINANCIAL STATEMENTS

A.        Tampa  Electric  Company  is  a  wholly  owned subsidiary of TECO

     Energy, Inc.



B.        In  June  1997,  TECO  Energy  completed  its  mergers with Lykes

     Energy,  Inc.  (the Peoples companies) and West Florida Gas Inc. (West

     Florida).  Concurrent  with  these  mergers, the regulated natural gas distribution  utilities  acquired  began  operating as the Peoples Gas

     System division of Tampa Electric Company.

          These  mergers  were  accounted for as poolings of interests and,

     accordingly,  Tampa  Electric  Company's financial statements for 1997 include the results of Peoples Gas System.

          The  company's  combined restated revenues and net income for the three-month period ended March 31, 1997 were as follows:

                             Combining Results
                                (unaudited)


                                              Three Months Ended
                                                March 31, 1997
                                                            Net
          (millions)                           Revenues    Income
          Tampa Electric pre-merger (1)          $272.8    $27.9
          Peoples Gas System pre-merger            69.7      6.4
          West Florida Gas pre-merger               7.1       .7
          Combined                               $349.6    $35.0

     (1) The 1997 amounts were previously reported on Form 10-Q for the quarter ended March 31, 1997.


C.        The  company  has made certain commitments in connection with its

     continuing  construction  program.    Total  construction expenditures

     during 1998 are estimated to be $128 million for the electric division and $59 million for Peoples Gas System.


D.        D u ring  the  first  quarter  of  1998,  the  electric  division recognized $8.7 million of revenues that had been deferred in 1995 and

                                                               FORM 10-Q

      1996  pursuant to regulatory agreements approved by the Florida Public

     Service  Commission  (FPSC).    During  the first three months of last

     year,  the  electric  division  recognized  $7.3  million  of revenues previously deferred and refunded $5.9 million to customers under these agreements.

          As  of  March  31,  1998, $22.6 million of deferred revenues were included in other deferred credits. Accrued interest on these deferred revenues was $8.5 million at March 31, 1998.

          Effective Oct. 1, 1997, electric customers began receiving a $25-

     million  temporary base rate reduction over a 15-month period pursuant to the same agreements.



E.        In  June  1997,  the  Financial Accounting Standards Board issued

     Financial  Accounting  Standards  (FAS)  130,  Reporting Comprehensive

     Income,  effective  for  fiscal periods beginning after Dec. 15, 1997.

     The  new  standard  requires that comprehensive income, which includes net  income  as  well  as  certain  changes  in assets and liabilities recorded  in  common  equity, be reported in the financial statements.

     For  the three-month periods ended March 31, 1998 and 1997, there were no components of comprehensive income other than net income.



F.        As  discussed  in  Tampa Electric Company's 1997 Annual Report on

     Form 10-K, the FPSC in September 1997 ruled that costs associated with two Tampa Electric long-term wholesale power sales contracts should be assigned to the wholesale jurisdiction and that for retail rate making purposes the costs transferred from retail to wholesale should reflect average costs rather than the lower incremental costs on which the two contracts  are  based.  As  a  result of this decision and the related

                                                               FORM 10-Q

      reduction of the retail rate base upon which Tampa Electric is allowed to earn a return, these contracts became uneconomic.  One contract was terminated  in  1997.  Tampa  Electric  has  entered  into  firm power purchase  contracts  for  the  balance  of  its  obligation with other electric  power suppliers for replacement power through 1999. The cost of power under the replacement contracts exceeds the revenues expected from  the  remaining  contract. As a result, Tampa Electric recorded a one-time $5.9-million after-tax charge in the first quarter of 1998.

                                                               FORM 10-Q

Item 2.   Management's Narrative Analysis of Results of Operations



     Three months ended March 31, 1998:

          Net  income  for  the  three-month  period  ended March 31, 1998,

     including  a non-recurring after-tax charge of $5.9 million, was $27.2 million, compared to $35.0 million for the same period last year.

          In  1998's first quarter, the electric division recorded a charge associated  with  actions  to  mitigate  the  effects of the 1997 FPSC ruling that separated certain wholesale power sales contracts from the retail jurisdiction through 1999.

          Operating  income for the quarter of $51.8 million, excluding the charge  discussed above and on page 9, was unchanged from 1997's first quarter  as  the effect of increased therm sales at Peoples Gas System was partially offset by increased depreciation expense at the electric division, the result of higher plant balances.


     Contributions by operating division

                                         Operating income
     (millions)                           1998       1997
     Electric division (1)              $ 41.4     $ 41.8
     Peoples Gas System                   10.4       10.1
                                          51.8       51.9
     Non-recurring charge, after tax      (5.9)      --
                                        $ 45.9     $ 51.9

     (1) Operating income for 1998 excludes the after-tax non-recurring charge discussed above and on page 9.



     Electric division

          Operating  revenues  for the quarter were unchanged from 1997, as the  adverse effect of unusual weather and the impact of the temporary base  rate  reduction  discussed  in  Note  D  on page 7 was offset by

                                                               FORM 10-Q

      customer  growth  of  2.1  percent. Retail energy sales were unchanged from the prior year's period.

          Depreciation  expense  increased  in  the  current  year's  first

     quarter   as  a  result  of  higher  plant  balances.  Operations  and maintenance expenses were unchanged from the prior year's period.

          As  discussed in Note F on pages 7 and 8, Tampa Electric recorded a  one-time $5.9-million after-tax charge in the first quarter of 1998 related to the 1997 FPSC ruling that separated certain wholesale power sales contracts from the retail jurisdiction through 1999.



     Peoples Gas System

          At  Peoples Gas System, operating income was three percent higher in the first quarter of 1998.

          Total  revenues  were  up five percent from 1997's first quarter,

     with  residential  and  commercial  natural  gas  sales (therms) eight percent  higher  than  in  last  year's  first quarter due to customer growth and increased usage.



     Derivatives and Hedging Policy

          Peoples  Gas  System  enters  into  futures,  swaps  and  options contracts,  from  time  to  time,  to limit the effects of natural gas price increases on the prices it charges customers.

          Tampa   Electric  Company  does  not  use  derivatives  or  other

     financial products for speculative purposes.

                                                               FORM 10-Q

                        PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

     10.1 TECO Energy, Inc., Annual Incentive Compensation Plan, as amended and restated as of April 15, 1998.

     10.2 Agreement and General Release between Tampa Electric Company and Keith S. Surgenor dated March 20, 1998.

     12.  Ratio of earnings to fixed charges.

     27.1 Financial data schedule - three months ended March 31, 1998. (EDGAR filing only)

     27.2 Restated financial data schedule - three months ended March 31, 1997. (EDGAR filing only)


     (b) No reports on Form 8-K were filed during the quarter to which this report relates.

                                                               FORM 10-Q

                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                        TAMPA ELECTRIC COMPANY
                                             (Registrant)




     Dated: May 14, 1998
                                     By:   /s/ W. L. Griffin
                                               W. L. Griffin

                                     Vice President - Controller
                                    (Principal Accounting Officer)

                                                               FORM 10-Q

                                   INDEX TO EXHIBITS

Exhibit No.   Description of Exhibits                               Page No.

   10.1       TECO Energy, Inc., Annual Incentive Compensation         14
              Plan, as amended and restated as of April 15, 1998.

   10.2
              Agreement and General Release between Tampa              17
              Electric  Company  and  Keith  S. Surgenor dated
              March 20, 1998.

   12.        Ratio of earnings to fixed charges                        26

   27.1       Financial data schedule - three months ended
              March 31, 1998  (EDGAR filing only)                       --

   27.2       Restated financial data schedule - three months
              ended March 31, 1997  (EDGAR filing only)                 --