Form 10-Q
period 1998-06-30
TAMPA ELECTRIC CO
filed 1998-08-14
CIK 96271

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           June 30, 1998

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

Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (July 31, 1998):

                  Common Stock, Without Par Value       10

The  registrant  meets  the  conditions  set  forth  in General Instruction
(H)(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.


                                                                  FORM 10-Q

                       PART I.  FINANCIAL INFORMATION


Item 1.   Financial Statements

          In  the opinion of management, the unaudited financial statements include  all  adjustments necessary to present fairly the results for  the  three-  and  six-month  periods ended June 30, 1998 and

          1997. Reference should be made to the explanatory notes affecting the income and balance sheet accounts contained in Tampa Electric

          Company's  Annual Report on Form 10-K for the year ended Dec. 31,

          1997 and to the notes on pages 7 through 9 of this report.

                                                                  FORM 10-Q

                               BALANCE SHEETS
                               (in millions)

                                               June 30,        Dec. 31,
                                                1998             1997
                                   Assets
Property, plant and equipment,
  at original cost
Utility plant in service
  Electric                                    $3,675.6          $3,632.0
  Gas                                            493.5             471.1
Construction work in progress                     46.8              40.6
                                               4,215.9           4,143.7
Accumulated depreciation                      (1,662.4)         (1,595.3)
                                               2,553.5           2,548.4
Other property                                     8.0               6.5
                                               2,561.5           2,554.9
Current assets
Cash and cash equivalents                          2.0               2.8
Receivables, less allowance
  for uncollectibles                             155.6             161.4
Inventories, at average cost
  Fuel                                            82.5              69.5
  Materials and supplies                          46.6              45.6
Prepayments                                        9.9               7.3
                                                 296.6             286.6
Deferred debits
Unamortized debt expense                          16.6              17.5
Deferred income taxes                            114.1             112.2
Regulatory asset - tax related                    40.5              41.8
Other                                             70.7              85.9
                                                 241.9             257.4
                                              $3,100.0          $3,098.9

                          Liabilities and Capital
Capital
Common stock                                  $1,016.1          $  972.1
Retained earnings                                296.8             289.6
                                               1,312.9           1,261.7
Long-term debt, less amount due
  within one year                                726.8             727.1
                                               2,039.7           1,988.8
Current liabilities
Long-term debt due within one year                 4.2               4.1
Notes payable                                    126.4             219.1
Accounts payable                                 118.6             118.4
Customer deposits                                 77.5              77.3
Interest accrued                                  21.5              18.7
Taxes accrued                                     42.3               8.5
                                                 390.5             446.1
Deferred credits
Deferred income taxes                            429.2             415.6
Investment tax credits                            47.4              49.7
Regulatory liability - tax related                74.9              77.0
Other                                            118.3             121.7
                                                 669.8             664.0
                                              $3,100.0          $3,098.9


The accompanying notes are an integral part of the financial statements.

                                                                  FORM 10-Q

                            STATEMENTS OF INCOME
                               (in millions)

For the three months ended June 30,               1998              1997

Operating revenues
  Electric                                      $320.9            $300.0
  Gas                                             58.0              57.1
                                                 378.9             357.1

Operating expenses
Operation
  Fuel - electric generation                      94.7              90.7
  Purchased power                                 22.9              15.7
  Natural gas sold                                26.4              27.0
  Other                                           54.1              54.4
Maintenance                                       24.6              21.9
Depreciation                                      41.7              40.2
Taxes, federal and state income                   25.2              22.6
Taxes, other than income                          29.5              28.3
                                                 319.1             300.8

Operating income                                  59.8              56.3

Other income (expense)
Allowance for other funds used
  during construction                               --                .1
Other income (expense), net                        (.8)             (1.0)
                                                   (.8)              (.9)

Income before interest charges                    59.0              55.4

Interest charges
Interest on long-term debt                        12.5              12.9
Other interest                                     3.6               3.8
                                                  16.1              16.7

Net income                                        42.9              38.7
Preferred dividend requirements                     --                .2
Balance applicable to common stock              $ 42.9            $ 38.5


The accompanying notes are an integral part of the financial statements.

                                                                  FORM 10-Q

                            STATEMENTS OF INCOME
                               (in millions)

For the six months ended June 30,                 1998              1997

Operating revenues
  Electric                                      $594.3            $572.8
  Gas                                            138.6             133.9
                                                 732.9             706.7

Operating expenses
Operation
  Fuel - electric generation                     183.8             179.4
  Purchased power                                 34.2              26.5
  Natural gas sold                                64.4              65.0
  Other                                          105.3             106.5
Maintenance                                       46.4              40.0
Non-recurring charge                               9.6                --
Depreciation                                      83.0              80.0
Taxes, federal and state income                   41.2              43.1
Taxes, other than income                          59.3              57.9
                                                 627.2             598.4

Operating income                                 105.7             108.3

Other income (expense)
Allowance for other funds used
  during construction                               --                .1
Other income (expense), net                       (2.7)             (1.3)
                                                  (2.7)             (1.2)

Income before interest charges                   103.0             107.1

Interest charges
Interest on long-term debt                        24.7              25.7
Other interest                                     8.2               7.7
                                                  32.9              33.4

Net income                                        70.1              73.7
Preferred dividend requirements                     --                .4
Balance applicable to common stock              $ 70.1            $ 73.3


The accompanying notes are an integral part of the financial statements.

                                                                  FORM 10-Q

                          STATEMENTS OF CASH FLOWS
                               (in millions)

For the six months ended June 30,                1998              1997

Cash flows from operating activities
  Net income                                   $  70.1           $  73.7
    Adjustments to reconcile net income
        to net cash:
      Depreciation                                83.0              80.0
      Deferred income taxes                       11.2               (.6)
      Investment tax credits, net                 (2.3)             (2.3)
      Allowance for funds used
        during construction                         --               (.1)
      Deferred recovery clause                     9.0               1.2
      Deferred revenue                           (19.8)            (17.1)
      Refund to customers                           --             (12.1)
      Non-recurring charge                         9.6                --
      Receivables, less allowance
        for uncollectibles                         5.8             (16.4)
      Inventories                                (14.0)            (11.2)
      Taxes accrued                               33.8              28.1
      Accounts payable                              .2              (3.1)
      Other                                       15.1             (12.6)
                                                 201.7             107.5
Cash flows from investing activities
  Capital expenditures                           (90.5)            (66.8)
  Allowance for funds used
    during construction                             --                .1
                                                 (90.5)            (66.7)
Cash flows from financing activities
  Proceeds from contributed capital
    from parent                                   44.0               5.0
  Repayment of long-term debt                      (.3)            (14.0)
  Net payments under credit lines                   --             (10.0)
  Net increase (decrease) in short-term debt     (92.7)             62.9
  Dividends                                      (63.0)            (63.4)
                                                (112.0)            (19.5)

Net increase (decrease) in cash
  and cash equivalents                             (.8)             21.3
Cash and cash equivalents at
  beginning of period                              2.8               3.5
Cash and cash equivalents at end of period     $   2.0           $  24.8


The accompanying notes are an integral part of the financial statements.

                                                                  FORM 10-Q

                       NOTES TO FINANCIAL STATEMENTS

A.        Tampa  Electric  Company  is  a  wholly  owned subsidiary of TECO

     Energy, Inc.



B.        The  company  has made certain commitments in connection with its

     continuing   construction  program.  Total  construction  expenditures

     during 1998 are estimated to be $146 million for the electric division and $55 million for Peoples Gas System.

          In  July  1998, the company announced that it has determined that

     t h e    most  cost-effective  method  of  compliance  with  the  U.S.

     Environmental Protection Agency's (EPA) Clean Air Act Amendments Phase

     II  sulfur  dioxide  (SO2) reduction requirements is to install a flue gas  desulfurization  (FGD)  system  at Big Bend Station units one and two.  The FGD system will be comparable to the system operated for Big

     Bend  units  three  and  four.  The  project's  estimated  cost is $90 million.  Conceptual and preliminary site engineering is underway, and the  project  is  scheduled  to  be  completed  by the middle of 2000.

     Carrying  charges  and  other  costs  associated  with  the system are planned  to  be  recovered  through  the  Environmental  Cost Recovery

     Clause.  The  electric  division's 1998 estimated capital expenditures include $17.6 million related to this FGD system.



C.        The  electric division recognized revenues that had been deferred in  1995  and  1996  pursuant to regulatory agreements approved by the

     Florida Public Service Commission (FPSC). For the three- and six-month periods  ended  June  30,  1998,  $11.1  million  and  $19.8  million,

     respectively,  of  these revenues were recognized. Previously deferred

                                                                  FORM 10-Q

     revenues  of  $9.8  million  and $17.1 million were recognized for the three- and six-month periods ended June 30, 1997, respectively.

          As  of  June  30,  1998,  $12.3 million of deferred revenues were included in other deferred credits. Accrued interest on these deferred revenues was $8.8 million at June 30, 1998.

          Effective  Oct.  1,  1997, the company's electric customers began receiving  a $25-million temporary base rate reduction over a 15-month period pursuant to the same agreements.



D.        I n   1997,  the  Financial  Accounting  Standards  Board  issued

     Financial  Accounting  Standards  (FAS)  130,  Reporting Comprehensive

     Income,  effective  for  fiscal periods beginning after Dec. 15, 1997.

     The  new  standard  requires that comprehensive income, which includes net  income  as  well  as  certain  changes  in assets and liabilities recorded  in  common  equity, be reported in the financial statements.

     For  the  three-  and  six-month periods ended June 30, 1998 and 1997,

     there  were  no  components  of  comprehensive  income  other than net income.



E.        As  discussed  in  Tampa Electric Company's 1997 Annual Report on

     Form 10-K, the FPSC in September 1997 ruled that costs associated with two Tampa Electric long-term wholesale power sales contracts should be assigned to the wholesale jurisdiction and that for retail rate making purposes the costs transferred from retail to wholesale should reflect average costs rather than the lower incremental costs on which the two contracts  are  based.  As  a  result of this decision and the related reduction of the retail rate base upon which Tampa Electric is allowed to  earn a return, these contracts became uneconomic. One contract was

                                                                  FORM 10-Q

     terminated  in  1997. As to the other contract, which expires in 2001,

     Tampa  Electric  has  entered  into firm power purchase contracts with third  parties  to provide replacement power through 1999. The cost of purchased  power  under  these contracts exceeds the revenues expected through  1999.  To  reflect this difference, Tampa Electric recorded a

     $5.9-million after-tax charge in the first quarter of 1998.



F.        In  the  second quarter of 1998, the company filed a registration statement  on Form S-3 allowing for the issuance of up to $200 million of medium-term notes. On July 31, 1998, the company issued $50 million of  Remarketed  Notes  (the Notes) due 2038.  The Notes are subject to mandatory  tender  on  July  15,  2001,  at  which  time  they will be

     remarketed  or  redeemed.    The  coupon  rate for the initial term is

     5.94%.    If  the  remarketing  agent  appointed  by  the  company  in connection with the issue of the Notes exercises its right to purchase the Notes on July 15, 2001, for the following ten years the Notes will bear  interest  at an annual rate of 5.41% plus a premium based on the company  s  then  current  credit  spread above United States Treasury

     Notes  with  ten  years  to  maturity.    Otherwise,  the Notes may be

     remarketed  for  interest  periods selected by the company at fixed or floating  market  rates of interest.  Net proceeds to the company were

     102.1  percent  of  the principal amount and include a premium paid to the  company  by  the  remarketing agent for the right to purchase the

     Notes  in  2001.  Proceeds  from  the Note issuance were used to repay short-term debt.

                                                                  FORM 10-Q

Item 2.   Management's Narrative Analysis of Results of Operations



     Three months ended June 30, 1998:

          Net  income  for  the  three-month period ended June 30, 1998 was

     $42.9  million,  up  11 percent from $38.7 million for the same period last  year,  as the warmer weather in June and customer growth of over two  percent  resulted in higher retail electric energy sales. Peoples

     Gas  System's  results  were  affected  by  costs  associated with the decision to discontinue the appliance sales and service business.

          Operating income for the quarter of $59.8 million was six percent higher than in 1997's second quarter.


     Contributions by operating division

                                         Operating income
     (millions)                           1998       1997
     Electric division                  $ 55.9     $ 51.4
     Peoples Gas System                    3.9        4.9
                                        $ 59.8     $ 56.3


     Electric division

          Operating revenues for the quarter were seven percent higher than in  1997 due to five-percent higher retail energy sales, the result of warmer  weather  in  June  and  customer  growth of 2.2 percent. These results were partially offset by the impact of the temporary base rate reduction  discussed  in  Note  C  on pages 7 and 8. During the second quarter  of  1998,  the  electric division recognized $11.1 million of

     r e v enues  previously  deferred  in  accordance  with  FPSC-approved agreements,  compared  to $9.8 million of deferred revenues recognized in the second quarter of 1997.

          Non-fuel  operating  expenses for the second quarter of 1998 were four  percent  higher  than  in  1997  due  to  increased depreciation

                                                                  FORM 10-Q

     expense,  the  result  of  higher  plant balances, and higher revenue-

     related  taxes.  Operations  and maintenance expenses were essentially the same as in 1997.



     Peoples Gas System

          At  Peoples  Gas  System,  operating income was $1.0 million less than  in 1997's second quarter reflecting $1.6 million pretax of costs associated  with  the  decision to discontinue the appliance sales and service  business.  Peoples Gas System expects to recoup most of these costs  by  the end of the year and to realize significant cost savings going forward.

          Total  revenues  for  the  quarter were up two percent from 1997,

     with  residential and commercial natural gas sales (therms) 10 percent higher than in last year's period due to customer growth and increased usage.



     Six months ended June 30, 1998:

          Net  income  for  the  six-month  period  ended  June  30,  1998,

     including  a non-recurring after-tax charge of $5.9 million, was $70.1 million, compared to $73.7 million for the same period last year.

          In  1998's  first quarter, the electric division recorded a $5.9-

     million  after-tax  charge  associated  with  actions  to mitigate the effects of the 1997 FPSC ruling that separated certain wholesale power sales  contracts  from  the retail jurisdiction. See the discussion in

     Note E on pages 8 and 9.

                                                                  FORM 10-Q

          Operating  income  for  the  1998  year-to-date  period of $111.6 million,  excluding  the  charge discussed above, was up three percent from  1997's  first  half  as  the effect of increased electric energy sales  in  the second quarter and gas sales earlier in the year offset the  impact  of  a  $1.6-million  pretax  charge  at  the gas division reflecting  costs  associated  with  the  decision  to discontinue the appliance sales and service business.


     Contributions by operating division

                                         Operating income
     (millions)                           1998       1997
     Electric division (1)              $ 97.3     $ 93.3
     Peoples Gas System                   14.3       15.0
                                         111.6      108.3
     Non-recurring charge, after tax      (5.9)        --
                                        $105.7     $108.3

     (1) Operating income for 1998 excludes the after-tax non-recurring charge discussed above and in Note E on pages 8 and 9.


     Electric division

          Operating  revenues  for  the  current year period increased four percent  from  1997.  Retail  sales  volumes  were  up  three  percent primarily  due  to  warmer  weather in the second quarter and customer growth of over two percent.

          Non-fuel  operating  expenses  for  the first half, excluding the

     $5.9-million  after-tax  charge  discussed in Note E on pages 8 and 9,

     were  two percent higher than in 1997 due to increased generating unit maintenance  and  increased depreciation expense resulting from higher plant balances.

            During  the  first  six months of 1998, Tampa Electric recorded

     $1.1  million  of after-tax charges relating to its 1996 earnings as a

     result   of  an  FPSC  audit  of  that  year  which  involved  several adjustments,  including  the  establishment  of an equity ratio cap of

                                                                  FORM 10-Q

     58.7  percent  for  the  year  1996.  Because  of the return on equity thresholds  in  Tampa  Electric  s  regulatory agreements covering the years  1995  through 1999, which are described in the company's Annual

     Report  on  Form  10-K  for  the  year  ended  Dec.  31, 1997, and the potential  for  customer refunds in 1999 and 2000, the company expects continuing  audit  scrutiny  by  the  FPSC  and  active involvement of intervenors  in  any  proceedings  involving  returns  on  equity  and potential refunds.



     Peoples Gas System

          At  Peoples  Gas  System,  operating income was lower than in the first  half  of 1997 due to restructuring costs, which are expected to be nearly recouped by the end of the year. Total revenues were up four percent  from  1997, with residential and commercial natural gas sales

     (therms)  eight  percent  higher  than  in  last  year's period due to customer  growth  and  increased usage. However, higher expenses along with $1.6 million of costs associated with discontinuing the appliance sales and service business led to a reduction in operating income.



     Recent Developments

          As  discussed  in Note F on page 9, on July 31, 1998, the company issued $50 million of Remarketed Notes due 2038. The Notes are subject to  mandatory  tender  on  July  15,  2001, at which time they will be remarketed or redeemed. The coupon rate for the initial term is 5.94%.

     Proceeds from the Note issuance were used to repay short-term debt.

          As  discussed  in Note B on page 7, Tampa Electric announced that it  has  determined  that the most cost-effective method of compliance with  the  U.S.  Environmental Protection Agency's (EPA) Clean Air Act

                                                                  FORM 10-Q

     Amendments  Phase II sulfur dioxide (SO2) reduction requirements is to install  a  flue  gas desulfurization (FGD) system at Big Bend Station units  one  and  two.  The  project's  estimated  cost is $90 million.

     Conceptual  and  preliminary  site  engineering  is  underway  and the project  is  scheduled to be completed by the middle of 2000. Carrying charges  and  other costs associated with the system are planned to be recovered through the Environmental Cost Recovery Clause.



Item 3.   Quantitative and Qualitative Disclosures About Market Risk



     Interest Rate Risk

          Tampa  Electric  Company  is exposed to changes in interest rates primarily  as  a  result  of  its borrowing activities. A hypothetical increase  in  interest  rates  of  48  basis points (10 percent of the company's  weighted  average  interest rate on its variable rate debt)

     would  not  have a significant impact on the company's pretax earnings over the next fiscal year.

          A hypothetical decrease of 10 percent in interest rates would not have a significant impact on the estimated fair value of the company's long-term debt at June 30, 1998.

          From  time  to  time,  the company enters into futures, swaps and options  contracts  to moderate its exposure to interest rate changes.

     The  benefits  of  these arrangements are at risk only in the event of non-performance by the other party to the agreement, which the company does  not  anticipate.  The  company does not use derivatives or other financial products for speculative purposes.

                                                                  FORM 10-Q

     Commodity Price Risk

          Currently,  at  Tampa Electric's electric division and at Peoples

     Gas  System,  the  commodity  price increases due to changes in market conditions  for  fuel,  purchased  power and natural gas are recovered through cost recovery clauses, with no effect on earnings.

          From  time to time, Peoples Gas System enters into futures, swaps and  options  contracts  to  limit  the  effects  of natural gas price increases  on  the  prices it charges customers. The benefits of these financial  arrangements  are  at  risk  only  in  the  event  of  non-

     performance  by  the  other  party to the agreement, which the company does not anticipate.

          Tampa   Electric  Company  does  not  use  derivatives  or  other

     financial products for speculative purposes.

                                                                  FORM 10-Q

                        PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

     10.1 Form of Restricted Stock Agreement between TECO Energy, Inc. and certain executives under the TECO Energy, Inc. 1996 Equity Incentive Plan.

     10.2 Form  of Restricted Stock Agreement between TECO Energy, Inc. and
          G.  F. Anderson under the TECO Energy, Inc. 1996 Equity Incentive
          Plan.

     12.  Ratio of earnings to fixed charges.

     27 Financial data schedule - six months ended June 30, 1998. (EDGAR filing only)


     (b) No reports on Form 8-K were filed during the quarter ending June 30, 1998.

          The registrant filed a Current Report on Form 8-K dated July 20, 1998 reporting under "Item 5. Other Events" its plan to comply with Phase II sulfur dioxide emission standards under the Clean Air Act Amendments.

          The registrant filed a Current Report on Form 8-K dated July 28, 1998 reporting under "Item 5. Other Events" that it had entered into a purchase agreement with Citicorp Securities, Inc. and M o r gan Stanley & Co. Incorporated for the sale to the Underwriters of $50 million principal amount of Remarketed Notes Due 2038 (the Notes). The Notes are a portion of the $200 million principal amount of debt securities the registrant registered under the Securities Act of 1933, as amended, on a registration statement on Form S-3 in the second quarter of 1998.

                                                                  FORM 10-Q

                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                        TAMPA ELECTRIC COMPANY
                                             (Registrant)




Dated: Aug. 13, 1998                  By: /s/G. L. Gillette
                                             G. L. Gillette
                                       Vice President - Finance
                                     and Chief Financial Officer
                                    (Principal Financial Officer)

                                                                  FORM 10-Q

                             INDEX TO EXHIBITS

Exhibit No.   Description of Exhibits                               Page No.

   10.1       Form of Restricted Stock Agreement between            19
              TECO Energy, Inc. and certain executives under the TECO Energy, Inc. 1996 Equity Incentive
              Plan.

   10.2       Form of Restricted Stock Agreement between            23
              TECO  Energy,  Inc. and G. F. Anderson under the
              TECO Energy, Inc. 1996 Equity Incentive Plan.

   12.        Ratio of earnings to fixed charges                    27

   27         Financial data schedule - six months ended
              June 30, 1998  (EDGAR filing only)                    --