Form 10-Q
period 1998-09-30
TAMPA ELECTRIC CO
filed 1998-11-13
CIK 96271

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           September 30, 1998

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

Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (October 31, 1998):

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

                                                               FORM 10-Q

                               BALANCE SHEETS
                               (in millions)

                                              Sept. 30,        Dec. 31,
                                                1998             1997
                                   Assets
Property, plant and equipment,
  at original cost
Utility plant in service
  Electric                                    $3,696.3          $3,632.0
  Gas                                            505.0             471.1
Construction work in progress                     53.5              40.6
                                               4,254.8           4,143.7
Accumulated depreciation                      (1,692.6)         (1,595.3)
                                               2,562.2           2,548.4
Other property                                     8.1               6.5
                                               2,570.3           2,554.9
Current assets
Cash and cash equivalents                           .9               2.8
Receivables, less allowance
  for uncollectibles                             169.1             161.4
Inventories, at average cost
  Fuel                                            69.6              69.5
  Materials and supplies                          46.9              45.6
Prepayments                                        9.2               7.3
                                                 295.7             286.6
Deferred debits
Unamortized debt expense                          16.5              17.5
Deferred income taxes                            115.0             112.2
Regulatory asset - tax related                    39.8              41.8
Other                                             67.8              85.9
                                                 239.1             257.4
                                              $3,105.1          $3,098.9

                          Liabilities and Capital
Capital
Common stock                                  $1,016.1          $  972.1
Retained earnings                                321.5             289.6
                                               1,337.6           1,261.7
Long-term debt, less amount due
  within one year                                774.6             727.1
                                               2,112.2           1,988.8
Current liabilities
Long-term debt due within one year                 4.6               4.1
Notes payable                                     37.4             219.1
Accounts payable                                 120.7             118.4
Customer deposits                                 77.5              77.3
Interest accrued                                  27.5              18.7
Taxes accrued                                     54.1               8.5
                                                 321.8             446.1
Deferred credits
Deferred income taxes                            438.4             415.6
Investment tax credits                            46.2              49.7
Regulatory liability - tax related                73.9              77.0
Other                                            112.6             121.7
                                                 671.1             664.0
                                              $3,105.1          $3,098.9


The accompanying notes are an integral part of the financial statements.

                                                               FORM 10-Q

                            STATEMENTS OF INCOME
                               (in millions)

For the three months ended Sept. 30,              1998              1997

Operating revenues
  Electric                                      $353.7            $342.3
  Gas                                             49.6              49.7
                                                 403.3             392.0

Operating expenses
Operation
  Fuel - electric generation                     100.7              98.3
  Purchased power                                 29.5              29.1
  Natural gas sold                                21.9              22.2
  Other                                           58.7              53.9
Maintenance                                       22.0              22.1
Depreciation                                      42.3              40.3
Taxes, federal and state income                   31.1              30.7
Taxes, other than income                          30.4              27.5
                                                 336.6             324.1

Operating income                                  66.7              67.9

Other income (expense)
Allowance for other funds used
  during construction                               .1                --
Other income (expense), net                         .2               (.4)
                                                    .3               (.4)

Income before interest charges                    67.0              67.5

Interest charges
Interest on long-term debt                        12.7              12.5
Other interest                                     2.5               3.9
                                                  15.2              16.4

Net Income-balance applicable to
  common stock                                  $ 51.8            $ 51.1


The accompanying notes are an integral part of the financial statements.

                                                               FORM 10-Q

                            STATEMENTS OF INCOME
                               (in millions)

For the nine months ended Sept. 30,               1998              1997

Operating revenues
  Electric                                    $  948.0          $  915.1
  Gas                                            188.2             183.6
                                               1,136.2           1,098.7

Operating expenses
Operation
  Fuel - electric generation                     284.5             277.7
  Purchased power                                 63.8              55.7
  Natural gas sold                                86.2              87.2
  Other                                          164.0             160.4
Maintenance                                       68.4              62.0
Non-recurring charge                               9.6                --
Depreciation                                     125.3             120.3
Taxes, federal and state income                   72.3              73.8
Taxes, other than income                          89.7              85.4
                                                 963.8             922.5

Operating income                                 172.4             176.2

Other income (expense)
Allowance for other funds used
  during construction                               .2                .1
Other income (expense), net                       (2.5)             (1.7)
                                                  (2.3)             (1.6)

Income before interest charges                   170.1             174.6

Interest charges
Interest on long-term debt                        37.4              38.1
Other interest                                    10.7              11.6
                                                  48.1              49.7

Net income                                       122.0             124.9
Preferred dividend requirements                     --                .5
Balance applicable to common stock            $  122.0          $  124.4


The accompanying notes are an integral part of the financial statements.

                                                               FORM 10-Q

                          STATEMENTS OF CASH FLOWS
                               (in millions)

For the nine months ended Sept. 30,              1998              1997

Cash flows from operating activities
  Net income                                   $ 122.0           $ 124.9
    Adjustments to reconcile net income
        to net cash:
      Depreciation                               125.3             120.3
      Deferred income taxes                       19.3               4.9
      Investment tax credits, net                 (3.5)             (3.5)
      Allowance for funds used
        during construction                        (.2)              (.1)
      Deferred recovery clause                    13.4               2.2
      Deferred revenue                           (31.7)            (27.7)
      Refund to customers                           --             (19.4)
      Non-recurring charge                         9.6                --
      Receivables, less allowance
        for uncollectibles                        (7.8)             11.6
      Inventories                                 (1.3)            (13.6)
      Taxes accrued                               45.6              35.2
      Accounts payable                             2.3             (19.7)
      Other                                       26.5              (4.0)
                                                 319.5             211.1
Cash flows from investing activities
  Capital expenditures                          (141.6)           (104.6)
  Allowance for funds used
    during construction                             .2                .1
                                                (141.4)           (104.5)
Cash flows from financing activities
  Proceeds from contributed capital
    from parent                                   44.0               5.0
  Proceeds from long-term debt                    51.2                --
  Repayment of long-term debt                     (3.4)            (16.7)
  Net payments under credit lines                   --             (10.0)
  Net increase (decrease) in short-term debt    (181.7)             41.0
  Redemption of preferred stock, including
    premium                                         --             (20.4)
  Dividends                                      (90.1)            (93.2)
                                                (180.0)            (94.3)

Net increase (decrease) in cash
  and cash equivalents                            (1.9)             12.3
Cash and cash equivalents at
  beginning of period                              2.8               3.5
Cash and cash equivalents at end of period     $    .9           $  15.8


The accompanying notes are an integral part of the financial statements.

                                                               FORM 10-Q

                       NOTES TO FINANCIAL STATEMENTS

A.        Tampa  Electric  Company  is  a  wholly  owned subsidiary of TECO

     Energy, Inc.



B.        The  company  has made certain commitments in connection with its

     continuing   construction  program.  Total  construction  expenditures

     during 1998 are estimated to be $163 million for the electric division and $55 million for Peoples Gas System.

          In  July  1998, the company announced that it has determined that

     t h e    most  cost-effective  method  of  compliance  with  the  U.S.

     Environmental Protection Agency's (EPA) Clean Air Act Amendments Phase

     II  sulfur  dioxide  (SO2) reduction requirements is to install a flue gas  desulfurization  (FGD)  system  at Big Bend Station Units One and

     Two,  comparable  to  the system operated for Big Bend Units Three and

     Four.  The  project's  estimated  cost  is $88 million. Conceptual and preliminary site engineering is underway, and the project is scheduled to  be  completed  by  the  middle of 2000. Carrying charges and other costs  associated  with the system are planned to be recovered through the  Environmental  Cost Recovery Clause. The electric division's 1998 estimated  capital  expenditures include $16.0 million related to this

     FGD system.



C.        The  electric division recognized revenues that had been deferred in  1995  and  1996  pursuant to regulatory agreements approved by the

     Florida  Public  Service  Commission  (FPSC). For the three- and nine-

     month  periods  ended Sept. 30, 1998, $11.8 million and $31.7 million,

     respectively,  of  these revenues were recognized. Previously deferred

                                                               FORM 10-Q

      revenues  of  $10.6  million and $27.7 million were recognized for the three- and nine-month periods ended Sept. 30, 1997, respectively.

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

     For  the  three- and nine-month periods ended Sept. 30, 1998 and 1997,

     there  were  no  components  of  comprehensive  income  other than net income.



E.        As  discussed  in  Tampa Electric Company's 1997 Annual Report on

     Form  10-K, the FPSC in September 1997 ruled that under the regulatory agreements  effective through 1999 the costs associated with two Tampa

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

     Tampa  Electric  has  entered  into firm power purchase contracts with

                                                               FORM 10-Q

      third  parties  to  provide  replacement  power through 1999 and is no longer  separating  the  associated  generation assets from the retail jurisdiction.  The  cost  of  purchased  power  under  these contracts

     e x c eeds  the  revenues  expected  through  1999.  To  reflect  this difference, Tampa Electric recorded a $5.9-million after-tax charge in the first quarter of 1998.



F.        In  the  second quarter of 1998, the company filed a registration statement  on  Form  S-3  for  the  issuance  of up to $200 million of medium-term notes. On July 31, 1998, the company issued $50 million of

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

     Notes  with  ten  years  to  maturity.    Otherwise,  the Notes may be

     remarketed  for  periods  selected by the company at fixed or floating

     market  rates  of  interest.    Net proceeds to the company were 102.1

     percent  of  the  principal  amount and included a premium paid to the company  by  the remarketing agent for the right to purchase the Notes in 2001. Proceeds from the Note issuance were used to repay short-term debt.

                                                               FORM 10-Q

Item 2.   Management's Narrative Analysis of Results of Operations



     Nine months ended Sept. 30, 1998:

          Net  income  for  the  nine-month  period  ended  Sept. 30, 1998,

     including a non-recurring after-tax charge of $5.9 million, was $122.0 million, compared to $124.9 million for the same period last year.

          In  1998's  first quarter, the electric division recorded a $5.9-

     million  after-tax  charge  associated  with  actions  to mitigate the effects of the 1997 FPSC ruling that separated certain wholesale power sales  contracts  from  the retail jurisdiction. See the discussion in

     Note E on pages 8 and 9.

          Operating  income  for  the  1998  year-to-date  period of $178.3 million, excluding the charge discussed above, was up one percent from

     1997's  comparable  period  as the effect of increased electric energy sales  in  the  summer months and gas sales earlier in the year offset the  impact of $3.5-million of pretax restructuring charges at the gas division  primarily reflecting costs associated with discontinuing the appliance sales and service business.


     Contributions by operating division

                                         Operating income
     (millions)                           1998       1997
     Electric division (1)              $161.1     $157.5
     Peoples Gas System                   17.2       18.7
                                         178.3      176.2
     Non-recurring charge, after tax      (5.9)        --
                                        $172.4     $176.2

     (1) Operating income for 1998 excludes the after-tax non-recurring charge discussed above and in Note E on pages 8 and 9.

                                                               FORM 10-Q

     Electric division

          The  electric  division's  operating  income for the current year period,  excluding  the charge discussed above, was two percent higher than  in  the  prior  year due to a four-percent increase in operating revenues resulting from higher energy sales. Retail sales volumes were up  five  percent, primarily due to warmer summer weather and customer growth of over two percent.

          N o n-fuel  operating  expenses  for  the  current  year  period,

     excluding  the  $5.9-million  after-tax  charge discussed in Note E on pages  8  and 9, were two percent higher than in 1997 due to increased

     g e nerating  unit  maintenance  and  increased  depreciation  expense resulting from higher plant balances.

            During  the  current  year's  nine-month period, Tampa Electric recorded  $1.1  million  of  after-tax  charges  relating  to its 1996 earnings  as  a  result  of  an FPSC audit of that year which involved

     several   adjustments,  including  the  establishment  for  regulatory purposes  of  an equity ratio cap of 58.7 percent for 1996 compared to the  actual  ratio for the year of 59.5 percent. Because of the return on  equity  thresholds  in  Tampa  Electric  s  regulatory  agreements covering  the  years  1995  through  1999,  which are described in the company's Annual Report on Form 10-K for the year ended Dec. 31, 1997,

     and  the  potential for customer refunds in 1999 and 2000, the company expects  continuing  audit scrutiny by the FPSC and active involvement of  intervenors  in  any  proceedings  involving returns on equity and potential refunds.

                                                               FORM 10-Q

     Peoples Gas System

          At  Peoples Gas System, operating income was lower than in 1997's nine-month  period  primarily  due  to  restructuring costs, which are expected  to be nearly recouped by the end of the year. Total revenues were  up three percent from 1997, reflecting an eight-percent increase in  residential  and  commercial  natural  gas  sales  (therms) due to customer  growth  and  increased  usage which were partially offset by

     l o wer  gas  prices.  Higher  expenses,  including  $3.5  million  of

     restructuring   costs  primarily  associated  with  discontinuing  the

     appliance  sales and service business, led to a reduction in operating income.



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

     Amendments  Phase II sulfur dioxide (SO2) reduction requirements is to install  a  flue  gas desulfurization (FGD) system at Big Bend Station units  one  and  two.  The  project's  estimated  cost is $88 million.

     Conceptual  and  preliminary  site  engineering  is  underway  and the project  is  scheduled to be completed by the middle of 2000. Carrying charges  and  other costs associated with the system are planned to be

                                                               FORM 10-Q

      recovered  through  the  Environmental  Cost Recovery Clause, a matter which is the subject of a proceeding before the FPSC.

          The  United  States  Environmental  Protection  Agency  (EPA) has

     commenced  an  investigation  under  the  Clean  Air Act of coal-fired electric  power  generators to determine compliance with environmental

     p e r m itting  requirements  associated  with  repairs,  maintenance,

     modifications  and  operations  changes  (collectively,  the changes )

     made  to  the facilities over the years. The EPA s focus is on whether new source performance standards should be applied to the changes and,

     accordingly,  whether  the best available control technology should be

     used.    Tampa  Electric  has  been  visited  by EPA personnel and has received  a  comprehensive request for information pursuant to Section

     114  of  EPA's Clean Air Act regulations. Tampa Electric is evaluating the  request  from  the  EPA and will furnish appropriate information.

     Tampa Electric believes that it has built, maintained and operated its

     facilities   in  compliance  with  relevant  environmental  permitting

     requirements.  The  timing  of  completion  and  the  outcome of EPA s investigation are uncertain at this time.



     Year 2000

          There  is a global awareness that many computer programs use only the last two digits to refer to a year and therefore may not correctly recognize  and process date information beyond the year 1999.  This is referred to as the  Year 2000  issue.

          The Year 2000 issue exists in two primary areas of Tampa Electric

     Company's  operations:  the  critical  business  systems  (such as the financial reporting, procurement, payroll and customer information and

                                                               FORM 10-Q

      billing  systems)  and  the control systems (such as those used in the operation of generation, transmission and distribution facilities).

          The company began work on Year 2000 readiness in August 1995. The project  is segmented into the following phases: awareness, inventory,

     assessment, renovation, testing and  contingency planning.

          The  company  has  completed  its  assessment  of  all  hardware,

     software  and embedded systems and is currently engaged in renovation,

     testing and contingency planning.

          The  company's  critical  business  systems  are  scheduled to be renovated  and  functionally  tested  by  the  end  of 1998, including

     mainframe  hardware  which  was  replaced  in  July  1998.   Mainframe

     integrated  system  testing has begun and is scheduled to be completed in March 1999.

          Tampa Electric s transmission and distribution systems, including energy  management  and  control,  are scheduled to be Year 2000 ready

     (renovated, to the extent necessary, and tested) by the end of 1998.

          A  number  of successful unit tests have been conducted for Tampa

     Electric  s  generating  units,  and all required plant control system renovations are scheduled to be complete by May 1999.

          The  company  has  surveyed its largest suppliers with respect to their  Year  2000  readiness,  including  all  providers of technology supplies  and  services,  and  plans  to  complete its customer survey

     process  in  the  first  quarter  of  1999.   As part of its Year 2000

     project,  the  company  will  be  coordinating  with its suppliers and customers based on their responses to these surveys.

          At  the request of the U.S. Department of Energy (DOE), the North

     American  Electric  Reliability  Council  (NERC)  prepared a Year 2000 coordination  plan and preliminary status report in September of 1998,

                                                               FORM 10-Q

      and  has  indicated  it  will  provide a full status report by July of

     1999.  NERC  is  conducting  monthly  readiness assessment surveys and coordinating  information  sharing and contingency planning activities among  the  member  firms.  The NERC activity addresses all aspects of the  interconnected  electric  grid.  The aggregated results are being reported  to  the  DOE and other regulatory bodies in the U.S., Canada and  Mexico.  The  Natural  Gas  Council,  through  the  American  Gas

     A s sociation,  is  coordinating  similar  processes  within  the  gas industry, reporting to the Federal Energy Regulatory Commission. Tampa

     Electric  and  Peoples  Gas  System  are  active participants in these industry groups.

          The  company  believes  the  most  reasonably  likely  worst case scenario  would  be  the  occurrence  of  isolated  outages of limited duration  for  its  customers, similar to those occurring during storm season.

          The  company has assessed the risk of this scenario, and believes that  its contingency efforts (namely, the ability to bypass automated controls) would mitigate the effect of such a scenario.



     Forward-Looking Statements

          The dates on which the company believes it will complete its Year

     2000  efforts  are  based upon management's best estimates, which were derived  using numerous assumptions regarding future events, including

     t h e    continued  availability  of  certain  resources,  third-party remediation  plans  and other factors.  There can be no assurance that these  estimates  will  prove  to be accurate and actual results could differ  materially  from  those currently projected.  Specific factors that could cause such differences include, but are not limited to, the

                                                               FORM 10-Q

      availability  of personnel trained in Year 2000 issues, the ability to identify,  assess,  remediate and test all relevant computer codes and embedded technology and similar uncertainties.

          A  more detailed discussion of the Year 2000 issue and its impact on TECO Energy and its subsidiaries, including Tampa Electric Company,

     is  part  of  TECO  Energy's Form 10-Q for the quarter ended Sept. 30,

     1998 (Commission File Number 1-8180).



Item 3.   Quantitative and Qualitative Disclosures About Market Risk

     Interest Rate Risk

          Tampa  Electric  Company  is exposed to changes in interest rates primarily  as  a  result  of  its borrowing activities. A hypothetical increase  in  interest  rates  of 10 percent of the company's weighted average  interest  rate  on  its  variable  rate debt would not have a significant  impact  on  the  company's  pretax earnings over the next fiscal year.

          A  hypothetical  10-percent  decrease in interest rates would not have a significant impact on the estimated fair value of the company's long-term debt at Sept. 30, 1998.

          From  time  to  time,  the company enters into futures, swaps and option  contracts  to  moderate its exposure to interest rate changes.

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

                                                               FORM 10-Q

                        PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

     10.1 Forms of Severance Agreements between TECO Energy, Inc. and certain senior executives, as amended and restated as of July 15, 1998.

     10.2 Form of Amendment to Restricted Stock Agreements, dated as of July 15, 1998, between TECO Energy, Inc. and certain senior executives under the TECO Energy, Inc. 1996 Equity Incentive Plan.

     10.3 Form of Amendment to Nonstatutory Stock Option, dated as of July 15, 1998, under the TECO Energy, Inc. 1996 Equity Incentive Plan.

     12.  Ratio of earnings to fixed charges.

     27 Financial data schedule - nine months ended Sept. 30, 1998. (EDGAR filing only)


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







                                        TAMPA ELECTRIC COMPANY
                                             (Registrant)




Dated: Nov. 13, 1998                  By: /s/G. L. Gillette
                                             G. L. Gillette
                                       Vice President - Finance
                                     and Chief Financial Officer
                                    (Principal Financial Officer)

                                                               FORM 10-Q

                                   INDEX TO EXHIBITS

Exhibit No.   Description of Exhibits                               Page No.

   10.1       Forms of Severance Agreements between                 21
              TECO Energy, Inc. and certain senior executives, as amended and restated as of July 15, 1998.

   10.2       Form of Amendment to Restricted Stock Agreements,     68
              dated  as of July 15, 1998, between TECO Energy,
              Inc. and certain senior executives under the TECO Energy, Inc. 1996 Equity Incentive Plan.

   10.3       Form of Amendment to Nonstatutory Stock Option,       70
              dated  as  of  July  15,  1998,  under  the TECO
              Energy, Inc. 1996 Equity Incentive Plan

   12.        Ratio of earnings to fixed charges                    73

   27         Financial data schedule - nine months ended
              Sept. 30, 1998  (EDGAR filing only)                   --