Form 10-Q
period 1999-03-31
TAMPA ELECTRIC CO
filed 1999-05-14
CIK 96271

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

(Mark One)

  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           March 31, 1999

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

Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (April 30, 1999):

               Common Stock, Without Par Value       10

The  registrant  meets the conditions set forth in General Instruction
(H)(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.


                                                               FORM 10-Q

                    PART I.  FINANCIAL INFORMATION


     Item 1.   Condensed Financial Statements

               In  the  opinion of management, the unaudited condensed

               financial  statements include all adjustments necessary

               to  present  fairly  the  results  for  the three-month

               periods ended March 31, 1999 and 1998. Reference should

               be  made  to the explanatory notes affecting the income

               and  balance sheet accounts contained in Tampa Electric

               Company's Annual Report on Form 10-K for the year ended

               Dec.  31, 1998 and to the notes on pages 6 through 7 of

               this report.

                                                               FORM 10-Q

                               BALANCE SHEETS
                                 unaudited
                               (in millions)

                                              March 31,        Dec. 31,
                                                1999             1998
                                   Assets
Property, plant and equipment,
  at original cost
Utility plant in service
  Electric                                    $3,747.1          $3,742.6
  Gas                                            536.1             518.5
Construction work in progress                     88.4              71.5
                                               4,371.6           4,332.6
Accumulated depreciation                      (1,743.9)         (1,722.2)
                                               2,627.7           2,610.4
Other property                                     8.2               8.1
                                               2,635.9           2,618.5
Current assets
Cash and cash equivalents                           .9                .8
Receivables, less allowance
  for uncollectibles                             129.8             142.8
Inventories, at average cost
  Fuel                                           106.1              87.3
  Materials and supplies                          47.4              45.5
Prepayments                                       11.0               8.4
                                                 295.2             284.8
Deferred debits
Unamortized debt expense                          15.7              16.1
Deferred income taxes                            117.2             116.1
Regulatory asset - tax related                    38.3              39.0
Other                                             68.0              72.0
                                                 239.2             243.2
                                              $3,170.3          $3,146.5

                          Liabilities and Capital
Capital
Common stock                                  $1,034.1          $1,026.1
Retained earnings                                286.4             288.5
                                               1,320.5           1,314.6
Long-term debt, less amount due
  within one year                                774.1             774.5
                                               2,094.6           2,089.1
Current liabilities
Long-term debt due within one year                 4.6               4.6
Notes payable                                     91.9              79.7
Accounts payable                                 141.9             189.1
Customer deposits                                 78.4              77.5
Interest accrued                                  17.9               8.8
Taxes accrued                                     46.0               8.8
                                                 380.7             368.5
Deferred credits
Deferred income taxes                            450.1             447.6
Investment tax credits                            43.9              45.1
Regulatory liability - tax related                72.0              73.0
Other                                            129.0             123.2
                                                 695.0             688.9
                                              $3,170.3          $3,146.5


The accompanying notes are an integral part of the financial statements.

                                                               FORM 10-Q

                            STATEMENTS OF INCOME
                                 unaudited
                               (in millions)

For the three months ended March 31,              1999              1998

Operating revenues
  Electric                                      $260.9            $273.4
  Gas                                             71.1              80.7
                                                 332.0             354.1

Operating expenses
Operation
  Fuel - electric generation                      67.5              89.1
  Purchased power                                 20.4              11.3
  Natural gas sold                                29.3              38.0
  Other                                           52.9              51.2
Maintenance                                       19.6              21.8
Non-recurring charge                                --               9.6
Depreciation                                      42.7              41.3
Taxes, federal and state income                   20.4              16.1
Taxes, other than income                          29.7              29.8
                                                 282.5             308.2

Operating income                                  49.5              45.9

Other income (expense)                              .6              (1.9)

Income before interest charges                    50.1              44.0

Interest charges
Interest on long-term debt                        12.7              12.2
Other interest                                     2.8               4.6
                                                  15.5              16.8

Net Income-balance applicable to
  common stock                                  $ 34.6            $ 27.2


The accompanying notes are an integral part of the financial statements.

                                                               FORM 10-Q

                          STATEMENTS OF CASH FLOWS
                                 unaudited
                               (in millions)

For the three months ended March 31,             1999              1998

Cash flows from operating activities
  Net income                                    $ 34.6            $ 27.2
    Adjustments to reconcile net income
        to net cash:
      Depreciation                                42.7              41.3
      Deferred income taxes                        1.1               7.2
      Investment tax credits, net                 (1.1)             (1.2)
      Deferred recovery clause                     2.0               4.2
      Deferred revenue                             1.4              (8.7)
      Non-recurring charge                          --               9.6
      Receivables, less allowance
        for uncollectibles                        12.9              33.6
      Inventories                                (20.7)            (14.1)
      Taxes accrued                               37.3               8.1
      Accounts payable                           (47.1)            (12.8)
      Other                                       14.1              16.1
                                                  77.2             110.5
Cash flows from investing activities
  Capital expenditures                           (60.2)            (39.4)

Cash flows from financing activities
  Proceeds from contributed capital
    from parent                                    8.0              40.0
  Repayment of long-term debt                      (.3)              (.3)
  Net increase (decrease) in short-term debt      12.2             (78.5)
  Dividends                                      (36.8)            (33.8)
                                                 (16.9)            (72.6)

Net increase (decrease) in cash
  and cash equivalents                              .1              (1.5)
Cash and cash equivalents at
  beginning of period                               .8               2.8
Cash and cash equivalents at end of period     $    .9           $   1.3


The accompanying notes are an integral part of the financial statements.

                                                               FORM 10-Q

                       NOTES TO FINANCIAL STATEMENTS

A.        Tampa  Electric  Company  is  a  wholly  owned subsidiary of TECO

     Energy, Inc.



B.        The  company  has made certain commitments in connection with its

     continuing   construction  program.  Total  construction  expenditures

     during 1999 are estimated to be $222 million for the electric division and $75 million for Peoples Gas System.



C.        Revenues  in the first quarter of 1999 reflected the deferral for refund  of  $1.4 million of electric revenues at Tampa Electric. These deferred  revenues  resulted  from Tampa Electric's current regulatory agreement.  Revenues  in  1998's first quarter included recognition of

     $8.7  million  of  previously deferred revenues, partially offset by a stipulated  temporary  base rate reduction which began Oct 1, 1997 and totaled  $4.4  million  for  the 1998 quarter.  In accordance with the agreement,  the  temporary  base  rate  reduction  and  recognition of previously deferred revenues ended in December 1998.



D.        As discussed in its Annual Report on Form 10-K for the year ended

     Dec. 31, 1998, the company recognized, in the first quarter of 1998, a

     $5.9-million after-tax charge at the electric division associated with ongoing  actions  to  mitigate  the  effects  of a 1997 Florida Public

     Service  Commission  (FPSC)  ruling that separated two wholesale power sales contracts from the retail jurisdiction through 1999.

                                                               FORM 10-Q

E.   Contributions by operating division
     (millions)
                                                Operating      Net
   1999                            Revenues       Income     Income
   Electric division(1)(2)          $260.9        $ 39.5     $ 27.3
   Peoples Gas System(3)              71.1          10.0        7.3
                                     332.0          49.5       34.6
   Non-recurring charges                --            --         --
   Tampa Electric Company           $332.0        $ 49.5     $ 34.6

   1998
  Electric division(1)(2)(4)        $273.4        $ 41.4     $ 26.0
  Peoples Gas System(3)               80.7          10.4        7.1
                                     354.1          51.8       33.1
   Non-recurring charge                 --          (5.9)      (5.9)
   Tampa Electric Company           $354.1        $ 45.9     $ 27.2

   (1) Operating income is net of income tax expense of $15.7 million in 1999 and $14.8 million in 1998.
   (2) The electric division deferred revenues of $1.4 million in 1999 for refund to customers and recognized revenues previously deferred of $8.7 million in 1998. See Note C on page 6.
   (3) Operating income is net of income tax expense of $4.7 million in 1999 and $5.0 million in 1998.
   (4) 1998 operating income and net income exclude the $5.9 million after-tax non-recurring charge discussed in Note D on page 6.

                                                               FORM 10-Q

Item 2.   Management's Narrative Analysis of Results of Operations

   Three months ended March 31, 1999:

          Tampa  Electric  Company's  first  quarter  net  income  of $34.6 million  was  27  percent  higher  than in 1998's first quarter due to growth  in  retail  electric  energy  sales  and the impact of a $5.9-

     million after-tax charge at the electric division in 1998 discussed in

     Note D on page 6. Net income, excluding this non-recurring charge, was up  5 percent in 1999's first quarter. Lower interest charges in 1999,

     the   result  of  lower  short-term  debt  rates  and  balances,  also contributed to higher net income.

          Operating income of $49.5 million was down 4 percent from that of the  same  period  in  1998  before  the  non-recurring  charge at the electric  division,  as the growth in retail electric energy sales was offset  by  weather-related  lower  demand  at  both  the electric and natural gas divisions in 1999.



     Electric division operating results

          Operating  income  for  the  electric  division was $39.5 million compared  with  $41.4 million for the same period last year, excluding the  one-time  after-tax charge of $5.9 million discussed above. Tampa

     Electric  s revenues were $260.9 million for the quarter compared with

     $273.4 million for the same period last year. Revenues in 1998's first quarter  included  recognition  of $8.7 million of previously deferred revenues  associated  with the company s current regulatory agreement,

     partially offset by a stipulated temporary base rate reduction of $4.4 million  for  the  quarter.  In  accordance  with  the  agreement, the temporary  base  rate reduction and recognition of previously deferred revenues  ended  in December 1998. Under this regulatory agreement for

                                                               FORM 10-Q

     1999,  $1.4 million of revenues were deferred in the first quarter for refund to customers.

          Despite  warmer  winter  weather  than  in  last  year's  period,

     revenues for the current quarter reflected an increase in retail sales of  2.3 percent, driven by customer growth of 2.5 percent. Interchange sales  were lower because of mild winter weather and lower gas prices.

     Slightly  lower operations and maintenance expenses favorably affected quarterly results.

          On April 8, 1999, an explosion at Tampa Electric's Gannon Station

     Unit  Six,  a  375-megawatt  generator that was off line for scheduled spring  maintenance,  resulted in damage to Unit Six, the shut down of the  other  five units at the Station and injuries to 45 employees and contractors, including three fatalities. The preliminary investigation indicates  that  the accident occurred as hydrogen, used to cool power generators during normal operations, exploded when an access cover was opened  prior  to purging the hydrogen from the unit during the Gannon

     Unit Six maintenance outage. The accident continues to be investigated by  the  company and the Occupational Safety and Health Administration

     (OSHA).

          Gannon  Units  One,  Two, Three and Four were returned to service shortly  after  the  accident;  Gannon  Unit Five continues to undergo repair  and  is expected to return to service in May 1999. Gannon Unit

     Six  is  expected  to  be  returned  to  service  in  early June 1999.

     Replacement  power  purchased from neighboring utilities, estimated at

     $2  million, is expected to be recovered through Tampa Electric's fuel and purchased power clause, with little impact on customer rates.

            Although  the  financial  impact to Tampa Electric has not been fully  determined,  the costs resulting from the accident are expected

                                                               FORM 10-Q

      to  be  substantially covered by insurance. The impact on current year operation and maintenance expenses is estimated to be $1-2 million.



     Peoples Gas System operating results

          Peoples Gas System reported operating income of $10.0 million for the  quarter  compared with $10.4 million last year.  Revenues for the quarter  were  $71.1  million compared with $80.7 million for the same period  last year.  Residential and commercial therm sales were almost

     7  percent  below  last  year  because  of  the  mild  winter weather.

     Customer  growth  was  2.9 percent, reflecting Peoples' initiatives to

     e x pand  its  market.  Lower  operations  and  maintenance  expenses,

     partially  offset  by higher depreciation, reflected cost savings from restructuring  and  exiting  the  appliance sales and service business last year.



     Interest Charges

          Interest  charges  for  the  first quarter of 1999 were 8 percent lower  than  in  1998 due to lower short-term debt balances and rates,

     and lower interest accrued on deferred revenues.



     YEAR 2000 COMPUTER SYSTEMS READINESS:

          As  discussed in the company's Annual Report on Form 10-K for the year  ended  Dec.  31, 1998, the Year 2000 issue exists in two primary areas  of  Tampa  Electric Company's operations: the critical business systems  (such  as  the  financial reporting, procurement, payroll and customer  information  and  billing  systems)  and the control systems

     (such  as  those  used  in  the  operation  of electric generation and

                                                               FORM 10-Q

      transmission   facilities,   and   gas   and   electric   distribution

     facilities).

          The company began work on Year 2000 readiness in August 1995. The company  has  completed  its  assessment of all hardware, software and embedded  systems  and is currently engaged in renovation, testing and contingency  planning.  The  company's critical control systems (those required  for  uninterrupted  operations) are expected to be ready for the Year 2000 by the middle of 1999.

          The  critical  business systems have been substantially renovated and  tested.  Mainframe  integrated  system  testing  has begun and is scheduled to be completed in the first half of 1999.

          The  company's  management  believes  that  its  transmission and distribution  systems,  including  energy  management  and control and related embedded systems, are now ready for the Year 2000.

          Critical  systems  have  been  renovated, with the exception of a portion  of  the  Peoples Gas control system, which is scheduled to be fully renovated and tested in the first half of 1999.

          As  part  of  its  Year 2000 project, the company is coordinating with  its  suppliers  and  customers  with  respect to their Year 2000 readiness.

          At the request of the U. S. Department of Energy (DOE), the North

     American  Electric  Reliability  Council  (NERC) is conducting monthly readiness  assessment surveys and coordinating information sharing and contingency  planning  activities  among  the member firms. The latest quarterly report was published in April of 1999.

          The  total  cost  of Year 2000 remediation is expected to be $8-9 million,  which  includes contracted resources, purchases and internal labor.  An  estimated  breakdown of project costs is as follows: Tampa

                                                               FORM 10-Q

      Electric  -  $6  million  and  Peoples Gas System - $2.5 million.  The company  expects  to  spend  approximately $3 million in 1999 for Year

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

          The  company's  contingency  plan is scheduled to be completed by the  middle  of  1999.  The contingency plan will include a team to be established  to  monitor all critical systems through significant date transitions and to promptly respond to any problems.



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

                                                               FORM 10-Q

          A  more detailed discussion of the Year 2000 issue and its impact on TECO Energy and its subsidiaries, including Tampa Electric Company,

     is  part  of  TECO  Energy's Form 10-Q for the quarter ended March 31,

     1999 (Commission File Number 1-8180).



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

          A  hypothetical  10-percent  decrease in interest rates would not have a significant impact on the estimated fair value of the company's long-term debt at March 31, 1999.

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

                                                               FORM 10-Q

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

                                                               FORM 10-Q

                        PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

     12   Ratio of earnings to fixed charges.

     27 Financial data schedule - three months ended March 31, 1999. (EDGAR filing only)


     (b)  Reports on Form 8-K

          The registrant did not file any Current Reports on Form 8-K for the quarter ended March 31, 1999.

          The registrant filed a Current Report on Form 8-K dated April 27, 1999 reporting under "Item 5. Other Events" the election of Robert D. Fagan as Chief Executive Officer of Tampa Electric Company effective June 1, 1999.

                                                               FORM 10-Q

                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                        TAMPA ELECTRIC COMPANY
                                             (Registrant)




Dated: May 14, 1999                   By: /s/G. L. Gillette
                                             G. L. Gillette
                                       Vice President - Finance
                                     and Chief Financial Officer
                                    (Principal Financial Officer)

                                                               FORM 10-Q

                                   INDEX TO EXHIBITS

Exhibit No.   Description of Exhibits                               Page No.

   12         Ratio of earnings to fixed charges                    18

   27         Financial data schedule - three months ended
              March 31, 1999 (EDGAR filing only)                    --