Form 10-Q
period 1999-06-30
TAMPA ELECTRIC CO
filed 1999-08-13
CIK 96271

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

(Mark One)

  X    QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15 (d) OF THE
	 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           June 30, 1999

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

Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (July 31, 1999):

               Common Stock, Without Par Value       10

The  registrant  meets the conditions set forth in General Instruction
(H)(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.


                                                               FORM 10-Q

                    PART I.  FINANCIAL INFORMATION


Item 1.   Condensed Financial Statements

          In  the  opinion  of  management,  the  unaudited  condensed financial  statements  include  all adjustments necessary to present  fairly  the  results  for  the three- and six-month periods  ended  June  30, 1999 and 1998. Reference should be made  to  the  explanatory  notes  affecting  the income and balance sheet accounts contained in Tampa Electric Company's

          Annual  Report on Form 10-K for the year ended Dec. 31, 1998 and to the notes on pages 7 through 8 of this report.

                                                               FORM 10-Q

                               BALANCE SHEETS
                                 unaudited
                               (in millions)

                                               June 30,        Dec. 31,
                                                1999             1998
                                   Assets
Property, plant and equipment,
  at original cost
Utility plant in service
  Electric                                    $3,780.6          $3,742.6
  Gas                                            555.9             518.5
Construction work in progress                    103.8              71.5
                                               4,440.3           4,332.6
Accumulated depreciation                      (1,777.8)         (1,722.2)
                                               2,662.5           2,610.4
Other property                                     8.5               8.1
                                               2,671.0           2,618.5
Current assets
Cash and cash equivalents                          1.6                .8
Receivables, less allowance
  for uncollectibles                             143.1             142.8
Inventories, at average cost
  Fuel                                            99.4              87.3
  Materials and supplies                          47.8              45.5
Prepayments                                       10.9               8.4
                                                 302.8             284.8
Deferred debits
Unamortized debt expense                          15.2              16.1
Deferred income taxes                            119.1             116.1
Regulatory asset - tax related                    37.7              39.0
Other                                             71.1              72.0
                                                 243.1             243.2
                                              $3,216.9          $3,146.5

                          Liabilities and Capital
Capital
Common stock                                  $1,038.1          $1,026.1
Retained earnings                                298.8             288.5
                                               1,336.9           1,314.6
Long-term debt, less amount due
  within one year                                774.1             774.5
                                               2,111.0           2,089.1
Current liabilities
Long-term debt due within one year                 4.6               4.6
Notes payable                                    116.4              79.7
Accounts payable                                 146.6             189.1
Customer deposits                                 78.5              77.5
Interest accrued                                  14.0               8.8
Taxes accrued                                     60.7               8.8
                                                 420.8             368.5
Deferred credits
Deferred income taxes                            452.8             447.6
Investment tax credits                            42.8              45.1
Regulatory liability - tax related                71.0              73.0
Other                                            118.5             123.2
                                                 685.1             688.9
                                              $3,216.9          $3,146.5


The accompanying notes are an integral part of the financial statements.

                                                               FORM 10-Q

                            STATEMENTS OF INCOME
                                 unaudited
                               (in millions)

For the three months ended June 30,               1999              1998

Operating revenues
  Electric                                      $304.2            $320.9
  Gas                                             56.7              58.0
                                                 360.9             378.9

Operating expenses
Operation
  Fuel - electric generation                      70.1              94.7
  Purchased power                                 41.2              22.9
  Natural gas sold                                23.4              26.4
  Other                                           52.6              54.1
Maintenance                                       24.5              24.6
Depreciation                                      41.7              41.7
Taxes, federal and state income                   22.3              25.2
Taxes, other than income                          30.8              29.5
                                                 306.6             319.1

Operating income                                  54.3              59.8

Other income (expense)                             (.2)              (.8)

Income before interest charges                    54.1              59.0

Interest charges
Interest on long-term debt                        12.9              12.5
Other interest                                     3.0               3.6
                                                  15.9              16.1

Net Income-balance applicable to
  common stock                                  $ 38.2            $ 42.9


The accompanying notes are an integral part of the financial statements.

                                                               FORM 10-Q

                            STATEMENTS OF INCOME
                                 unaudited
                               (in millions)

For the six months ended June 30,                 1999              1998

Operating revenues
  Electric                                      $565.0            $594.3
  Gas                                            127.9             138.6
                                                 692.9             732.9

Operating expenses
Operation
  Fuel - electric generation                     137.6             183.8
  Purchased power                                 61.6              34.2
  Natural gas sold                                52.7              64.4
  Other                                          105.5             105.3
Maintenance                                       44.0              46.4
Non-recurring charge                                --               9.6
Depreciation                                      84.4              83.0
Taxes, federal and state income                   42.8              41.2
Taxes, other than income                          60.5              59.3
                                                 589.1             627.2

Operating income                                 103.8             105.7

Other income (expense)                              .5              (2.7)

Income before interest charges                   104.3             103.0

Interest charges
Interest on long-term debt                        25.7              24.7
Other interest                                     5.8               8.2
                                                  31.5              32.9

Net Income-balance applicable to
  common stock                                  $ 72.8            $ 70.1


The accompanying notes are an integral part of the financial statements.

                                                               FORM 10-Q

                          STATEMENTS OF CASH FLOWS
                                 unaudited
                               (in millions)

For the six months ended June 30,                1999              1998

Cash flows from operating activities
  Net income                                    $ 72.8            $ 70.1
    Adjustments to reconcile net income
        to net cash:
      Depreciation                                84.4              83.0
      Deferred income taxes                        1.6              11.2
      Investment tax credits, net                 (2.3)             (2.3)
      Allowance for funds used
        during construction                        (.2)              (.1)
      Deferred recovery clause                   (13.8)              9.0
      Deferred revenue                             3.9             (19.8)
      Non-recurring charge, pretax                  --               9.6
      Receivables, less allowance
        for uncollectibles                         (.3)              5.8
      Inventories                                (14.4)            (14.0)
      Taxes accrued                               51.9              33.8
      Accounts payable                           (42.5)               .2
      Other                                       11.0              15.2
                                                 152.1             201.7
Cash flows from investing activities
  Capital expenditures                          (137.4)            (90.6)
  Allowance for funds used
    during construction                             .2                .1
                                                (137.2)            (90.5)

Cash flows from financing activities
  Proceeds from contributed capital
    from parent                                   12.0              44.0
  Repayment of long-term debt                      (.3)              (.3)
  Net increase (decrease) in short-term debt      36.7             (92.7)
  Dividends                                      (62.5)            (63.0)
                                                 (14.1)           (112.0)

Net increase (decrease) in cash
  and cash equivalents                              .8               (.8)
Cash and cash equivalents at
  beginning of period                               .8               2.8
Cash and cash equivalents at end of period     $   1.6           $   2.0


The accompanying notes are an integral part of the financial statements.

                                                               FORM 10-Q

                     NOTES TO FINANCIAL STATEMENTS

A.        Tampa  Electric Company is a wholly owned subsidiary of TECO

     Energy, Inc.



B.        The  company has made certain commitments in connection with

     its   continuing   construction   program.   Total   construction

     expenditures during 1999 are estimated to be $224 million for its electric division (referred to as Tampa Electric) and $75 million for its gas division (referred to as Peoples Gas System).



C.        Revenues  in the three- and six-month periods ended June 30,

     1999    reflected  the  deferral  for refund to customers of $2.5

     million  and  $3.9  million,  respectively,  of revenues at Tampa

     Electric  under  its  current regulatory agreement.  Revenues for the  three-  and  six-month  periods ended June 30, 1998 included recognition  of $11.1 million and $19.8 million, respectively, of previously  deferred  revenues,  which were partially offset by a stipulated  temporary  base  rate reduction totaling $5.1 million and  $9.5  million, in the same three-and six-month periods ended

     in  1998.    In accordance with the agreement, the temporary base

     rate  reduction  and  recognition of previously deferred revenues ended in December 1998.



D.        As  discussed in its Annual Report on Form 10-K for the year ended Dec. 31, 1998, the company recognized, in the first quarter of 1998, a $5.9-million after-tax charge at the electric division associated with ongoing actions to mitigate the effects of a 1997

     Florida Public Service Commission (FPSC) ruling.

                                                               FORM 10-Q

E.   Contributions by operating division
     (millions)
                                                Operating      Net
                                   Revenues       Income      Income

   Three months ended June 30, 1999
   Electric division(1)(2)          $304.2        $ 48.1     $ 34.8
   Peoples Gas System(3)              56.7           6.2        3.4
   Tampa Electric Company           $360.9        $ 54.3     $ 38.2

   Three months ended June 30, 1998
   Electric division(1)(2)          $320.9        $ 55.9     $ 41.1
   Peoples Gas System(3)              58.0           3.9        1.8
   Tampa Electric Company           $378.9        $ 59.8     $ 42.9

   Six months ended June 30, 1999
   Electric division(1)(2)          $565.0        $ 87.6     $ 62.1
   Peoples Gas System(3)             127.9          16.2       10.7
   Tampa Electric Company           $692.9        $103.8     $ 72.8

   Six months ended June 30, 1998
   Electric division(1)(2)(4)        $594.3        $ 97.3     $ 67.1
   Peoples Gas System(3)              138.6          14.3        8.9
                                      732.9         111.6       76.0
   Non-recurring charge, after tax       --          (5.9)      (5.9)
   Tampa Electric Company            $732.9        $105.7     $ 70.1

   (1) Operating income is net of income tax expense of $20.0 million and $35.7 million, respectively, for the three- and six-months ended June 30, 1999, and $24.3 million and $39.1 million, respectively, for the three- and six-months ended June 30, 1998.
   (2) The electric division deferred revenues of $2.5 million and $3.9 million, respectively, for the three and six months ended June 30, 1999, for refund to customers and recognized revenues previously deferred of $11.1 million and $19.8 million, respectively, for the three and six-months ended June 30, 1998. See Note C on page 7.
   (3) Operating income is net of income tax expense of $2.3 million and $7.1 million, respectively, for the three- and six-months ended June 30, 1999, and $.9 million and $5.8 million, respectively, for the three- and six-months ended June 30, 1998.
   (4) 1998 operating income and net income exclude the $5.9-million after-tax non-recurring charge discussed in Note D on page 7.

                                                               FORM 10-Q

Item 2.   Management's Narrative Analysis of Results of Operations

     This  Quarterly  Report  on  Form  10-Q  contains forward-looking statements which are subject to the inherent uncertainties in predicting future results and conditions. Certain factors that could cause actual results to differ materially from those p r o j ected in these forward-looking statements include the following: general economic conditions, particularly those in Tampa Electric's service area affecting energy sales; weather variations affecting energy sales and operating costs; potential competitive changes in the electric and gas industries, particularly in the area of retail competition; regulatory actions affecting Tampa Electric and Peoples Gas System; commodity price changes affecting the competitive positions of Tampa Electric and Peoples Gas System; and changes in and compliance with environmental regulations that may impose additional costs or curtail some activities. These factors are discussed more fully under "Investment Considerations" in TECO Energy's Annual Report on Form 10-K for the year ended Dec. 31, 1998, and reference is made thereto.

   Three months ended June 30, 1999:

          Tampa  Electric Company's second quarter net income of $38.2 million was 11 percent lower than in 1998's second quarter due to lower  revenues  at  the  electric  division  partially offset by better results at Peoples Gas System.

          Operating  income  of  $54.3 million was down 9 percent from that  of  the  same  period  in 1998 as no deferred revenues were recognized at the electric division in 1999.



     Electric division operating results

          Tampa  Electric  reported second quarter operating income of

     $48.1  million and revenues of $304.2 million compared with $55.9 million  and  $320.9  million,  respectively, for the same period

     last  year.    Lower retail sales in the quarter were a result of

     milder-than-normal  weather,  which  was  in  contrast  to 1998 s

     e x c eptionally  hot  spring  when  record  demand  levels  were

     experienced.    In  addition,  as  discussed in Note C on page 7,

     quarterly   revenue  comparisons  reflect  recognition  of  $11.1

                                                               FORM 10-Q

      million of previously deferred revenues in 1998 (partially offset by a temporary base rate reduction of $5.1 million) that were not available  in  1999  under the current regulatory agreement.  The current year period included $2.5 million of revenue deferral for

     refund  to  customers.    Customer  growth remained strong at 2.5

     percent for the quarter.

          On  April  8,  1999, an explosion at Tampa Electric's Gannon

     Station  Unit Six, a 375-megawatt generator that was off line for scheduled spring maintenance, resulted in damage to Unit Six, the shut  down of the other five units at the Station and injuries to

     45  employees  and  contractors,  including three fatalities. The units  at  Gannon Station that were affected by the accident have returned to service.

          Replacement power purchased from neighboring utilities, at a cost estimated at $2 million, is expected to be recovered through

     Tampa  Electric's  fuel  and  purchased power clause, with little impact  on customer rates. Although the financial impact to Tampa

     Electric  has not been fully determined, the costs resulting from

     the   accident  are  expected  to  be  substantially  covered  by insurance.  The  impact on current year operation and maintenance expenses is estimated to be  $1 to 2 million.



     Peoples Gas System operating results

          Peoples Gas System reported operating income of $6.2 million and  revenues  of  $56.7  million  for  the quarter compared with operating  income  of  $3.9 million and revenues of $58.0 million last year.  Commercial therm sales were 2 percent over last year,

     reflecting  customer  growth  of nearly 3.5 percent.  Residential

                                                               FORM 10-Q

      customer  growth  also was strong at 2.7 percent, but residential therm  sales  were  below  last  year,  due to milder-than-normal weather  in  1999  s  second quarter.  Operations and maintenance expenses  were  lower  in  1999  due to cost reductions from last year s restructuring.



     Six months ended June 30, 1999:

          Tampa  Electric  Company's  year-to-date net income of $72.8 million  was  4  percent  higher  than  in  1998 primarily due to improved  results at Peoples Gas System partially offset by lower electric revenues.  Lower interest charges in 1999, the result of lower  short-term debt rates and balances, had a favorable effect on  net  income.  Current  period  net income, excluding the non-

     recurring charge in 1998, was down 4 percent.

          Operating  income  of $103.8 million was down 7 percent from that  of  the  same  period  in  1998 excluding the non-recurring charge at the electric division, as the growth in retail electric energy sales was more than offset by weather-related lower demand at both the electric and natural gas divisions in 1999.



     Electric division operating results

          Tampa  Electric  s  year-to-date  operating income was $87.6 million  compared  with $97.3 million last year, excluding a one-

     time  after-tax  charge of $5.9 million last year.  Revenues were

     $565.0  million  compared  with  $594.3  million last year, which included  recognition  in 1998 of previously deferred revenues of

     $19.8   million,  partially  offset  by  a  temporary  base  rate

     reduction  of  $9.5  million.    The effects of mild weather were

                                                               FORM 10-Q

      offset by customer growth of 2.5 percent with retail sales levels

     increasing  overall.    Wholesale  sales  levels were down due to

     wether  and  lower  gas  prices  compared  to  1998.  The company expects  to  offset  the impact of the unfavorable weather during the  first  half  of  the  year through continued strong customer growth and expense control in the second half of the year.



     Peoples Gas System

          Year-to-date  results  at Peoples Gas System were 13 percent higher with operating income of $16.2 million compared with $14.3 million last year.  Mild winter weather led to lower year-to-date revenues  of  $127.9 million in 1999 compared with $138.6 million last  year,  customer growth was 2.9 percent.  Operating expenses were lower in 1999, the result of last year s restructuring.





     Other Income (Expense)

          During  1998, Tampa Electric recorded $1.1 million of after-

     tax  charges in Other Income (Expense).  These charges related to its 1996 earnings, the result of an FPSC audit of that year which involved  several adjustments. No such charges were recognized in the 1999 period.



     Interest Charges

          Year-to-date  interest charges for 1999 were 4 percent lower than  the  same  period  in  1998  due  to  lower short-term debt balances  and  rates,  and  lower  interest  accrued  on deferred revenues.

                                                               FORM 10-Q

     Recent Developments

          The  United States Environmental Protection Agency (EPA) has

     commenced  an investigation under the Clean Air Act of coal-fired

     e l e c t ric  power  generators  to  determine  compliance  with environmental  permitting  requirements  associated with repairs,

     m a intenance,  modifications  and  operations  changes  made  to facilities  that  were  in commercial operation prior to 1977 and were  "grandfathered"  with  respect  to  such requirements.  The

     EPA's focus is on whether new source performance standards should be applied to the changes and further, whether the best available control  technology was or should have been used.  Tampa Electric is  one  of  several electric utilities that have been visited by

     E P A    personnel  and  received  a  comprehensive  request  for

     information  pursuant to Section 114 of the Clean Air Act.  Tampa

     Electric  has  provided  its  response  in  compliance  with the

     information  request.    It  believes  that  it  has constructed,

     repaired,  maintained,  modified  and  operated its facilities in compliance  with  relevant environmental permitting requirements.

     T h e   timing  of  completion  and  the  outcome  of  the  EPA's

     investigation are uncertain.



     Year 2000 Computer Systems Readiness:

     Background

          There  is a global awareness that many computer programs use only  two  digits  to  refer  to  a  year and, therefore, may not correctly  recognize and process date information beyond the year

     1999. This is referred to as the "Year 2000" issue.

                                                               FORM 10-Q

          The  Year  2000  issue  exists in two primary areas of Tampa

     Electrics  s  operations:  the critical business systems (such as

     the   financial  reporting,  procurement,  payroll  and  customer information and billing systems) and the control systems (such as

     t h o se  used  in  the  operation  of  electric  generation  and

     transmission   facilities,  and  gas  and  electric  distribution

     facilities).



     Readiness

          The  company  began  work  on  Year 2000 readiness in August

     1995. Prior to June 30, 1999, the company completed the necessary inventory,  assessment,  renovation  and  testing  of its mission

     c r itical  systems,  including  critical  business,  generation,

     transmission  and  distribution  systems.    Thus, Tampa Electric

     Company  and  Peoples  Gas  System  believe  the mission critical systems used in the production of electricity and the delivery of electricity  and  natural  gas to its customers are now ready for reliable operation through the Year 2000.



          Critical Business Systems

          Critical  business  systems,  including  mainframe  hardware which  was  replaced  in 1998, have been renovated and tested and are believed to be ready for the Year 2000. To assist in assuring readiness,  the renovation work and the integrated system testing were handled by separate outside consulting firms.

                                                               FORM 10-Q

          Control Systems

          Tampa  Electric  believes that its mission critical electric generation,  and  electric  and gas transmission and distribution systems,  including  energy  management  and  control and related embedded systems, are now ready for the Year 2000. Tampa Electric retained  industry specialty firms to assist in identifying areas where  renovations were needed in the embedded systems associated with  generator  unit controls and with making these renovations.

     A  number  of  tests  have  been  successfully completed on these systems, including future date scenarios.



     Coordination with Others

          Tampa  Electric  has  surveyed  its  largest  suppliers  and customers  with  respect  to their Year 2000 readiness, including all providers of technology supplies and services. As part of its

     Year 2000 project, the company is coordinating with its suppliers and  customers based on their responses to these surveys.  At the request  of  the  U.  S.  Department  of  Energy (DOE), the North

     American  Electric  Reliability  Council  (NERC)  is coordinating monthly  readiness  monitoring and reporting, information sharing and  contingency  planning for the industry. The latest quarterly report  was  published in early August of 1999. The NERC activity addresses  all  aspects  of the interconnected electric grid. The aggregated  results  are  being  reported  to  the  DOE and other regulatory bodies in the U.S., Canada and Mexico. The Natural Gas

     Council,  through  the  American Gas Association, is coordinating similar  processes  within  the  gas  industry,  reporting to the

     Federal  Energy  Regulatory Commission (FERC). Tampa Electric and

                                                               FORM 10-Q

      Peoples  Gas  System  are  active  participants in these industry groups.



     Costs

          The  total  cost  of  Year  2000  remediation is expected to remain  under  $9  million,  which includes contracted resources,

     purchases  and  internal labor. An estimated breakdown of project costs  is as follows: Tampa Electric - $6 million and Peoples Gas

     System  -  $2.5  million.  Approximately  40 percent of the these costs  are  attributable  to  testing expenses, and the remainder consists  primarily  of  renovation or replacement costs. Through

     June 30, 1999, approximately $8 million had been spent.



     Risks

          Tampa  Electric  believes  the  most reasonably likely worst case  scenario  would  be  the  occurrence of isolated outages of limited duration for electric utility customers, similar to those occurring  during the utilities' storm season. The utilities have assessed  the  risk  of  this  scenario,  and  believe that their contingency  efforts,  primarily  the ability to bypass automated controls, would mitigate the effect of such a scenario.



     Contingency Plans

          Tampa  Electric  has prepared contingency plans for critical

     functions.   The Tampa Electric and Peoples Gas System plans have

     been  filed with by the Florida Public Service Commission and are being  coordinated  with  local emergency planning organizations.

     The  plans  provide for an incident management center; designated

                                                               FORM 10-Q

      on-site  and  on-call  response  teams  for  critical systems and

     c u stomer  communication  functions;  appropriate  inventory  of

     critical   materials  and  supplies;  verification  of  computer-

     generated utility service orders; adjusted maintenance schedules;

     and  alternate  means of communications, both internally and with other industry participants. Tampa Electric will continue to test less critical systems and refine contingency plans throughout the remainder of this year.



     Forward-Looking Statements

          The  costs  of  Tampa  Electric's  Year 2000 efforts and the dates on which the company believes it will complete such efforts are  based  upon  management's best estimates, which were derived using numerous assumptions regarding future events, including the

     c o n t inued  availability  of  certain  resources,  third-party remediation  plans  and  other factors. There can be no assurance that  these  estimates  will  prove  to  be  accurate, and actual results  could  differ materially from those currently projected.

     Specific  factors  that could cause such differences include, but are  not  limited  to,  the  availability  and  cost of personnel trained  in  Year  2000  issues, the ability to identify, assess,

     remediate  and  test  all  relevant  computer  codes and embedded technology and similar uncertainties.



     Accounting Standards

     Accounting for Derivative Instruments and Hedging

          In  1998,  the  Financial  Accounting Standards Board (FASB)

     issued  Financial  Accounting  Standard (FAS) 133, Accounting for

                                                               FORM 10-Q

      Derivative  Instruments  and Hedging. This standard was initially to  be  effective for fiscal years beginning after June 15, 1999.

     In  July  1999,  the  FASB  delayed  the  effective  date of this pronouncement  until  fiscal years beginning after June 15, 2000.

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

          A  hypothetical  10-percent decrease in interest rates would not  have a significant impact on the estimated fair value of the company's long-term debt at June 30, 1999.

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

                                                               FORM 10-Q

     Commodity Price Risk

          Currently, at the company s electric division and at Peoples

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

                                                               FORM 10-Q

                      PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

     (a)   Exhibits

     10.1 Supplemental Executive Retirement Plan for R. D. Fagan, dated as of May 24, 1999.

     10.2  Terms  of  R.  D.  Fagan s employment, dated as of May 24,
           1999.

     10.3 Nonstatutory Stock Option granted to R. D. Fagan, dated as of May 24, 1999.

     10.4  Restricted  Stock  Agreement between TECO Energy, Inc. and
           R. D. Fagan, dated as of May 24, 1999.

     10.5 Form of Nonstatutory Stock Option under the TECO Energy, Inc. 1996 Equity Incentive Plan.

     10.6 Form of Performance Shares Agreement between TECO Energy, Inc. and certain senior executives under the TECO Energy, Inc. 1996 Equity Incentive Plan.

     12    Ratio of earnings to fixed charges.

     27 Financial data schedule - six months ended June 30, 1999. (EDGAR filing only)


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







                                        TAMPA ELECTRIC COMPANY
                                             (Registrant)




Dated: August 13, 1999                By: /s/G. L. Gillette
                                             G. L. Gillette
                                       Vice President - Finance
                                     and Chief Financial Officer
                                    (Principal Financial Officer)

                                                               FORM 10-Q

                                INDEX TO EXHIBITS

Exhibit No.   Description of Exhibits                          Page No.

   10.1       Supplemental Executive Retirement Plan for           22
              R. D. Fagan, dated as of May 24, 1999.

   10.2       Terms of R. D. Fagan's employment, dated as of       27
              May 24, 1999.

   10.3       Nonstatutory Stock Option granted to R. D. Fagan,    31
              dated as of May 24, 1999.

   10.4       Restricted Stock Agreement between TECO Energy,      35
              Inc. and R. D. Fagan, dated as of May 24, 1999.

   10.5       Form of Nonstatutory Stock Option under the TECO     39
              Energy, Inc. 1996 Equity Incentive Plan.

   10.6       Form of Performance Shares Agreement between         43
              TECO Energy, Inc. and certain senior executives under the TECO Energy, Inc. 1996 Equity Incentive
              Plan.

   12         Ratio of earnings to fixed charges                   48

   27         Financial data schedule - six months ended
              June 30, 1999 (EDGAR filing only)                    --