Form 10-Q
period 1999-09-30
TAMPA ELECTRIC CO
filed 1999-11-15
CIK 96271

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

(Mark One)

 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          September 30, 1999

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

Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (October 31, 1999):

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

    Company's  Annual Report on Form 10-K for the year ended Dec. 31, 1998 and to the notes on pages 7 through 11 of this report.








































                                     2
                                                               FORM 10-Q



                               BALANCE SHEETS
                               (in millions)
                                              Sept. 30,
                                                1999     Dec. 31,
                                             unaudited     1998
                                   Assets
Property, plant and equipment,
  at original cost
Utility plant in service
  Electric                                    $3,783.7    $3,742.6
  Gas                                            571.4       518.5
Construction work in progress                    139.1        71.5
                                               4,494.2     4,332.6
Accumulated depreciation                      (1,796.7)   (1,722.2)
                                               2,697.5     2,610.4
Other property                                     7.8         8.1
                                               2,705.3     2,618.5
Current assets
Cash and cash equivalents                         (1.3)         .8
Receivables, less allowance
  for uncollectibles                             174.0       142.8
Inventories, at average cost
  Fuel                                            69.8        87.3
  Materials and supplies                          49.1        45.5
Prepayments                                       10.4         8.4
                                                 302.0       284.8
Deferred debits
Unamortized debt expense                          14.7        16.1
Deferred income taxes                            119.8       116.1
Regulatory asset - tax related                    37.2        39.0
Other                                             74.7        72.0
                                                 246.4       243.2
                                              $3,253.7    $3,146.5

                          Liabilities and Capital
Capital
Common stock                                  $1,038.1    $1,026.1
Retained earnings                                312.6       288.5
                                               1,350.7     1,314.6
Long-term debt, less amount due
  within one year                                770.3       774.5
                                               2,121.0     2,089.1
Current liabilities
Long-term debt due within one year                 4.8         4.6
Notes payable                                    123.1        79.7
Accounts payable                                 161.9       189.1
Customer deposits                                 78.9        77.5
Interest accrued                                  22.4         8.8
Taxes accrued                                     75.9         8.8
                                                 467.0       368.5
Deferred credits
Deferred income taxes                            444.2       447.6
Investment tax credits                            41.6        45.1
Regulatory liability - tax related                70.1        73.0
Other                                            109.8       123.2
                                                 665.7       688.9
                                              $3,253.7    $3,146.5

The accompanying notes are an integral part of the financial statements.






                                     3
                                                               FORM 10-Q



                                  STATEMENTS OF INCOME
                               (in millions)

For the three months ended Sept. 30,            1999
                                              unaudited          1998
Operating revenues
  Electric                                      $366.2         $353.7
  Gas                                             57.2           49.6
                                                 423.4          403.3

Operating expenses
Operation
  Fuel - electric generation                      89.7          100.7
  Purchased power                                 48.2           29.5
  Natural gas sold                                26.3           21.9
  Other                                           54.2           58.7
Maintenance                                       21.3           22.0
Depreciation                                      42.7           42.3
Taxes, federal and state income                   28.1           31.1
Taxes, other than income                          30.0           30.4
                                                 340.5          336.6

Operating income                                  82.9           66.7

Other income (expense)                            (9.3)            .3

Income before interest charges                    73.6           67.0

Interest charges
Interest on long-term debt                        12.8           12.7
Other interest                                    15.4            2.5
                                                  28.2           15.2
Net Income-balance applicable to
  common stock                                  $ 45.4         $ 51.8


The accompanying notes are an integral part of the financial statements.





















                                     4
                                                               FORM 10-Q



                                   STATEMENTS OF INCOME
                               (in millions)

For the nine months ended Sept. 30,             1999
                                              unaudited          1998

Operating revenues
  Electric                                    $  931.2       $  948.0
  Gas                                            185.1          188.2
                                               1,116.3        1,136.2
Operating expenses
Operation
  Fuel - electric generation                     227.2          284.5
  Purchased power                                109.8           63.8
  Natural gas sold                                79.0           86.2
  Other                                          159.7          164.0
Maintenance                                       65.3           68.4
Non-recurring charge                                --            9.6
Depreciation                                     127.2          125.3
Taxes, federal and state income                   70.9           72.3
Taxes, other than income                          90.5           89.7
                                                 929.6          963.8

Operating income                                 186.7          172.4

Other income (expense)                            (8.8)          (2.3)

Income before interest charges                   177.9          170.1

Interest charges
Interest on long-term debt                        38.5           37.4
Other interest                                    21.2           10.7
                                                  59.7           48.1

Net Income-balance applicable to
  common stock                                $  118.2        $ 122.0


The accompanying notes are an integral part of the financial statements.



















                                     5
                                                               FORM 10-Q



                               STATEMENTS OF CASH FLOWS
                               (in millions)

For the nine months ended Sept. 30,             1999
                                              unaudited          1998
Cash flows from operating activities
  Net income                                   $ 118.2        $ 122.0
    Adjustments to reconcile net income
        to net cash:
      Depreciation                               127.2          125.3
      Deferred income taxes                       (8.3)          19.3
      Investment tax credits, net                 (3.4)          (3.5)
      Allowance for funds used
        during construction                        (.8)           (.2)
      Deferred recovery clause                   (29.7)          13.4
      Deferred revenue                             9.0          (31.7)
      Non-recurring charge, pretax                14.8            9.6
      Receivables, less allowance
        for uncollectibles                       (31.2)          (7.8)
      Inventories                                 13.9           (1.3)
      Taxes accrued                               67.1           45.6
      Accounts payable                           (37.2)           2.3
      Other                                       14.8           26.5
                                                 254.4          319.5
Cash flows from investing activities
  Capital expenditures                          (214.8)        (141.6)
  Allowance for funds used during construction      .8             .2
                                                (214.0)        (141.4)

Cash flows from financing activities
  Proceeds from contributed capital from parent   12.0           44.0
  Proceeds from long-term debt                      --           51.2
  Repayment of long-term debt                     (3.8)          (3.4)
  Net increase (decrease) in short-term debt      43.4         (181.7)
  Dividends                                      (94.1)         (90.1)
                                                 (42.5)        (180.0)

Net increase (decrease) in cash
  and cash equivalents                            (2.1)          (1.9)
Cash and cash equivalents at
  beginning of period                               .8            2.8
Cash and cash equivalents at end of period     $  (1.3)       $    .9


The accompanying notes are an integral part of the financial statements.













                                     6
                                                               FORM 10-Q



                      NOTES TO FINANCIAL STATEMENTS



A.        Tampa  Electric  Company  is  a  wholly  owned subsidiary of TECO

     Energy, Inc.




B.        The  company  has made certain commitments in connection with its

     continuing   construction  program.  Total  construction  expenditures

     during 1999 are estimated to be $228 million for its electric division

     (referred  to  as Tampa Electric) and $75 million for its gas division

     (referred to as Peoples Gas System).




C.        Revenues  reflected  the  reversal  of  $2.8  million of revenues previously  deferred for future refund to customers in the three-month period  ended Sept. 30, 1999, and the deferral for refund to customers of $1.1 million in the nine-month period ended Sept. 30, 1999 at Tampa

     Electric  under  its  current  regulatory agreement.  Revenues for the

     t h r ee-  and  nine-month  periods  ended  Sept.  30,  1998  included recognition  of  $11.8  million  and  $31.7  million, respectively, of previously  deferred  revenues,  which  were  partially  offset  by  a stipulated  temporary  base  rate  reduction totaling $6.1 million and

     $15.6 million, in the same three-and nine-month periods ended in 1998.

     In  accordance  with  the agreement, the temporary base rate reduction and  recognition  of  previously  deferred  revenues ended in December

     1998.












                                     7
                                                               FORM 10-Q




D.        In  the  third  quarter  of  1999,  the  company recognized $10.2 million  of  after-tax  one-time  charges at the electric division.  A

     $6.4  million after-tax charge was recorded based on recent regulatory decisions  by  the Florida Public Service Commission (FPSC) for audits of  the  company  s  1997  and 1998 earnings which, among other things limited  its  equity  ratio  to  58.7  percent, a decrease of 91 basis

     points   and  224  basis  points  from  1997  s  and  1998  s  ratios,

     respectively.    The  Florida Industrial Power Users Group (FIPUG) has

     filed  a petition with the FPSC protesting the decisions for both 1997 and  1998.  Tampa  Electric responded to FIPUG s protest by filing its own  protest of the FPSC s equity ratio decision.  The company expects the  FPSC  staff  to  provide  a  schedule  for  hearing dates for the protests  soon.  The company also recorded a one-time after-tax charge of  $3.8  million  reflecting  corporate  income  tax  provisions  and settlements related to prior years  tax returns.

          As discussed in its Annual Report on Form 10-K for the year ended

     Dec.  31, 1998, in the first quarter of 1998, the company recognized a

     $5.9-million after-tax charge at the electric division associated with ongoing actions to mitigate the effects of a 1997 FPSC ruling.





















                                                               8
                                                               FORM 10-Q



E.   Contributions by operating division
     (millions)
                                                Operating      Net
                                   Revenues       Income      Income

  Three months ended Sept. 30, 1999
   Electric division(1)(2)(4)      $  358.3       $  65.5     $  53.0
   Peoples Gas System(3)               57.2           4.9         2.6
                                      415.5          70.4        55.6
   One-time charges (5)                 7.9          12.5       (10.2)
   Tampa Electric Company          $  423.4       $  82.9     $  45.4

  Three months ended Sept. 30, 1998
   Electric division(1)(2)         $  353.7       $  63.8    $  51.3
   Peoples Gas System(3)               49.6           2.9         .5
   Tampa Electric Company          $  403.3       $  66.7    $  51.8

   Nine months ended Sept. 30, 1999
   Electric division(1)(2)(4)      $  923.3       $ 153.1    $ 115.1
   Peoples Gas System(3)              185.1          21.1       13.3
                                    1,108.4         174.2      128.4
   One-time charges (5)                 7.9          12.5      (10.2)
   Tampa Electric Company          $1,116.3       $ 186.7    $ 118.2

  Nine months ended Sept. 30, 1998
   Electric division(1)(2)(4)      $  948.0       $ 161.1    $ 118.5
   Peoples Gas System(3)              188.2          17.2        9.4
                                    1,136.2         178.3      127.9
   One-time charges (5)                  --          (5.9)      (5.9)
   Tampa Electric Company          $1,136.2       $ 172.4    $ 122.0

   (1) Operating income is net of income tax expense of $26.7 million and $62.3 million, respectively, for the three- and nine-months ended Sept. 30, 1999, and $30.8 million and $66.2 million, respectively, for the three- and nine-months ended Sept. 30, 1998.
   (2) The electric division revenues reflect the reversal of $2.8 million of previous deferrals for refund to customers for the three-month period ended Sept. 30, 1999, and deferral of $1.1 million for the nine-months ended Sept. 30, 1999. The electric division recognized revenues previously deferred of $11.8 million and $31.7 million, respectively, for the three- and nine-months ended Sept. 30, 1998. See Note C on page 7.
   (3) Operating income is net of income tax expense of $1.5 million and $8.6 million, respectively, for the three- and nine-months ended Sept. 30, 1999, and $.3 million and $6.1 million, respectively, for the three- and nine-months ended Sept. 30, 1998.
   (4) Operating income and net income exclude the after-tax impact of one-time charges discussed in Note D on pages 7 and 8.










                                                               9
                                                               FORM 10-Q



   (5) After-tax one-time charges for the three- and nine- months ended Sept. 30, 1999 totaled $10.2 million as discussed in Note D on pages 7 and 8. The $3.8 million of corporate income tax settlements and provisions included a $7.9 million benefit to revenues.


F.        A s    p reviously  reported,  the  United  States  Environmental

     Protection Agency (EPA) has been conducting an investigation under the

     Clean  Air  Act  of  coal-fired electric power generators to determine compliance  with environmental permitting requirements associated with repairs,  maintenance,  modifications and changes in operation made to facilities  that  were  in commercial operation prior to 1977 and were

     "grandfathered"  with respect to such requirements.  The investigation has  focused  on  whether  new source review and performance standards should  be  applied  to  the modifications and changes and whether the best  available  control  technology was or should have been used.  On

     Nov.  3,  1999, the EPA issued a notice of violation to Tampa Electric

     Company  and  several  other electric utilities around the country and caused  a  civil action to be filed against each of these utilities in federal court.  The notice of violation and the complaint in the civil action  both  allege that Tampa Electric made modifications to its Big

     Bend  and  Gannon  generating  plants  without  obtaining  permits and installing  the best available pollution control equipment as required by the Prevention of Significant Deterioration provisions of the Clean

     Air Act.  The complaint seeks (i) to require Tampa Electric to install additional  control technology at the Big Bend and Gannon plants, (ii)

     reimbursement  of  legal fees and (iii) penalties of up to $27,500 per

     day  for  each  alleged  violation.   The installation of such control

     technology would involve significant capital expenditures.

            Notwithstanding the EPA's allegations, Tampa Electric continues




                                                              10
                                                               FORM 10-Q



      to believe that it has repaired, maintained, modified and operated its

     facilities   in   compliance   with   all   applicable   environmental

     requirements.  Tampa Electric has been in discussions with the EPA for several  months and expects to continue these discussions in an effort to  resolve  the  matter.  The outcome of the civil and administrative actions  and  the  discussions  with  the  EPA  and  the  approach  to addressing the issues raised by the EPA are uncertain at this time.













































                                                              11
                                                               FORM 10-Q



Item 2.   Management's Narrative Analysis of Results of Operations

              This Quarterly Report on Form 10-Q contains forward-looking statements which are subject to the inherent uncertainties in predicting future results and conditions. Certain factors that could cause actual results to differ materially from those projected in these forward-looking statements include the following: general economic conditions, particularly those in Tampa Electric's service area affecting energy sales; weather variations affecting energy sales and operating costs; potential competitive changes in the electric and gas industries, particularly in the area of retail competition; regulatory actions affecting Tampa Electric and Peoples Gas System; commodity price changes affecting the competitive positions of Tampa Electric and Peoples Gas System; and changes in and compliance with environmental regulations that may impose additional costs or curtail some activities, including possible mitigation actions relating to pending EPA proceedings. These factors are discussed more fully under "Investment Considerations" in TECO Energy's Annual Report on Form 10-K for the year ended Dec. 31, 1998, and reference is made thereto.


     Results of Operations

     Three months ended Sept. 30, 1999:

            Tampa  Electric  Company's  third  quarter net income was $45.4 million,  or  $55.6  million excluding the impact of one-time charges,

     compared  to  $51.8  million  for  the same period in 1998.  Operating income  was  $82.9  million,  or $70.4 million excluding the impact of one-time  charges,  compared  to  $66.7 million for the same period in

     1998.  One-time after-tax charges totaling $10.2 million were recorded in the third quarter of 1999 and are discussed in Note D on page 8.



     Electric division operating results

             Tampa   Electric  reported  third  quarter  operating  income,

     excluding  one-time  charges,  of  $65.5 million on revenues of $358.3

     m i l l i o n,  compared  with  $63.8  million  with  $353.7  million,

     respectively,  for  the  same  period  last  year.  The company showed improved results as a result of base revenue growth and effective cost

     control.    In  addition,  as discussed in Note C on page 7, quarterly




                                                              12
                                                               FORM 10-Q



      revenue comparisons reflect recognition of $11.8 million of previously deferred  revenues  in 1998 (partially offset by a temporary base rate reduction  of  $6.1 million) that were not available in 1999 under the current  regulatory  agreement.  The current year revenues reflect the reversal  of $2.8 million of previous deferrals for refund to customer for  the three-months ended Sept. 30, and deferral of $1.1 million for the  nine-months ended Sept. 30, 1999. Customer growth remained strong at  2.4  percent  for  the quarter, enabling revenues to increase from last year despite the recognition of deferred revenues in 1998.



     Peoples Gas System operating results

          Peoples  Gas System reported operating income of $4.9 million and revenues  of  $57.2  million  for  the quarter compared with operating income  of  $2.9  million  and  revenues of $49.6 million for the same period  last  year.  Quarterly results reflect increased sales volumes and strong customer growth of 3.9 percent.  Operations and maintenance expenses  were  lower  in 1999 due to cost reductions from last year's restructuring.























                                                              13
                                                               FORM 10-Q



     Other Income (Expense)

          In  the  third  quarter  of  1999, Tampa Electric recorded a $6.4 million  after-tax  charge ($10.0 million to Other Income and Expense)

     related  to its 1997 and 1998 earnings as previously discussed in Note

     D  on  page  8.   This charge was the result of an FPSC audit of those

     years  which  limited  the  electric  utility  s  equity ratio to 58.7

     percent.    No  such  charges were recognized in the 1998 period.  The

     Florida Industrial Power Users Group (FIPUG) has filed a petition with the  FPSC  protesting  the  decisions  for  both  1997 and 1998. Tampa

     Electric responded to FIPUG s protest by filing its own protest of the

     FPSC  s  equity ratio decision.  The company expects the FPSC staff to provide a schedule for hearing dates for the protests soon.



     Interest Charges

          As  discussed in Note D on pages 7 and 8, Tampa Electric recorded in  the  third quarter of 1999, a one-time charge for corporate income tax  provisions and settlements. This charge included $12.2 million of interest expense.



     Nine months ended Sept. 30, 1999:

          Tampa  Electric Company's year-to-date net income, excluding one-

     time  charges,  of  $128.4  million  for the first nine months of 1999 improved slightly over 1998 s results of $127.9 million excluding one-

     time  charges.  The results reflect improvements at Peoples Gas System partially offset by the lack of previously deferred revenues available for  recognition  in  1999  under the current regulatory agreement and lower off system sales at Tampa Electric.





                                                              14
                                                               FORM 10-Q



           Operating income of $174.2 million was up 1 percent from that of the  same  period  in  1998  excluding  the impact of one-time charges reflecting the same factors described above.


     Electric division operating results

          Tampa  Electric's  year-to-date  operating income, excluding one-

     time  charges  discussed  in  Note  D  on  page 8, was $153.1 million,

     compared  with  $161.1 million last year. Revenues were $923.3 million compared  with  $948.0  million  last  year;  1998  revenues  included

     r e cognition  of  previously  deferred  revenues  of  $31.7  million,

     partially  offset by a temporary base rate reduction of $15.6 million.

     Off-system sales were lower this year, primarily as a result of warmer winter  weather  in the first quarter compared to 1998.  Wholesale and contract  sales  volumes were down from last year due to the scheduled expiration of some contract sales.

          On April 8, 1999, an explosion at Tampa Electric s Gannon Station

     Unit  Six,  a  375-megawatt  generator that was off line for scheduled spring  maintenance,  resulted in damage to Unit Six, the shut down of the  other  five units at the Station and injuries to 45 employees and contractors,  including three fatalities.  The units at Gannon Station that were affected by the accident have returned to service.

          Total  replacement  purchased  power  and fuel expenses at a cost estimated  at  $5  million  are expected to be recovered through Tampa

     Electric  s  fuel  and  purchased  power clause, with little impact on

     customer  rates.   Although the financial impact to Tampa Electric has

     not  been  fully determined, the costs resulting from the accident are expected  to  be  substantially  covered  by insurance.  The impact on current year operation and maintenance expenses is estimated to be $1-




                                                              15
                                                               FORM 10-Q



      2  million.    The  U.S. Occupational Safety and Health Administration

     (OSHA)  recently  concluded  its  safety  investigation  at the Gannon

     Station.  OSHA found no willful violations, and the company agreed not to contest OSHA s citations. The company paid $30,075 in fines to OSHA largely  related  to  the  explosion  at the Gannon plant. This amount included  a  reduction  of  10  percent due to the company s excellent safety history.



     Peoples Gas System

          Year-to-date results at Peoples Gas System were 23 percent higher with  operating  income  of  $21.1 million compared with $17.2 million last year.  Mild winter weather partially offset by customer growth of

     3.2  percent  led  to lower year-to-date revenues of $185.1 million in

     1999  compared  with $188.2 million last year. Operating expenses were lower in 1999, the result of last year's restructuring.



     Other Income (Expense)

          During  1999, Tampa Electric recorded a one-time after-tax charge of $6.4 million ($10.0 million to Other Income and Expense) related to its  1997  and  1998  earnings.  This charge was the result of an FPSC audit  and  decisions of those years which limited its equity ratio to

     58.7  percent.  During  1998,  Tampa Electric recorded $1.1 million of

     after-tax  charges  in  Other  Income  (Expense).   These 1998 charges

     related to an FPSC decision on 1996 earnings.



     Interest Charges

          As  discussed in Note D on page 8, Tampa Electric recorded a one-





                                                              16
                                                               FORM 10-Q



     time charge for corporate income tax provisions and settlements.  This charge  included $12.2 million of interest expenses in the nine-months ended Sept. 30, 1999.



     Liquidity, Capital Resources and Changes in Financial Condition Recent

     Developments

          A s    p reviously  reported,  the  United  States  Environmental

     Protection Agency (EPA) has been conducting an investigation under the

     Clean  Air  Act  of  coal-fired electric power generators to determine compliance  with environmental permitting requirements associated with repairs,  maintenance,  modifications and changes in operation made to facilities  that  were  in commercial operation prior to 1977 and were

     "grandfathered"  with respect to such requirements.  The investigation has  focused  on  whether  new source review and performance standards should  be  applied  to  the modifications and changes and whether the best  available  control  technology was or should have been used.  On

     Nov.  3,  1999, the EPA issued a notice of violation to Tampa Electric

     Company  and  several  other electric utilities around the country and caused  a  civil action to be filed against each of these utilities in federal court.  The notice of violation and the complaint in the civil action  both  allege that Tampa Electric made modifications to its Big

     Bend  and  Gannon  generating  plants  without  obtaining  permits and installing  the best available pollution control equipment as required by the Prevention of Significant Deterioration provisions of the Clean

     Air Act.  The complaint seeks (i) to require Tampa Electric to install additional  control technology at the Big Bend and Gannon plants, (ii)

     reimbursement  of  legal fees and (iii) penalties of up to $27,500 per





                                                              17
                                                               FORM 10-Q



      day  for  each  alleged  violation.   The installation of such control

     technology would involve significant capital expenditures.

          Notwithstanding  the  EPA's allegations, Tampa Electric continues to believe that it has repaired, maintained, modified and operated its

     facilities   in   compliance   with   all   applicable   environmental

     requirements.  Tampa Electric has been in discussions with the EPA for several  months and expects to continue these discussions in an effort to  resolve  the  matter.  The outcome of the civil and administrative actions  and  the  discussions  with  the  EPA  and  the  approach  to addressing the issues raised by the EPA are uncertain at this time.



     Year 2000 Computer Systems Readiness:

     Background

          There  is a global awareness that many computer programs use only two  digits  to  refer  to  a  year  and, therefore, may not correctly recognize  and  process date information beyond the year 1999. This is referred to as the "Year 2000" issue.

          The  Year  2000  issue  relates  to  two  primary  areas of Tampa

     Electric's  operations:  the  critical  business  systems (such as the financial reporting, procurement, payroll and customer information and billing  systems)  and  the control systems (such as those used in the operation  of  electric generation and transmission facilities and gas and electric distribution facilities).

          The company began work on Year 2000 readiness in August 1995. The project  has  been  segmented  into  the  following phases: awareness,

     inventory, assessment, renovation, testing and contingency planning.







                                                              18
                                                               FORM 10-Q



     Readiness

          The  company  has  completed  its  assessment  of  all  hardware,

     software  and  embedded  systems  and  has substantially completed its renovation,  testing  and contingency planning efforts.  The company s critical  systems,  (those  required  for reliable operations) are now believed  to  be ready for the Year 2000, i.e. renovated and tested to the  extent  necessary.  Set forth below is a description of readiness by functional area.



          Critical Business Systems

          Critical business systems, including mainframe hardware which was replaced  in  1998, have been renovated and tested and are believed to be  ready  for  the  Year  2000.  To assist in assuring readiness, the renovation  work  and  the  integrated  system testing were handled by separate outside consulting firms.



          Control Systems

          T h e    c ompany  believes  that  its  electric  generation  and

     transmission  systems,  and the electric and gas distribution systems,

     including  energy management and control and related embedded systems,

     are  now  ready  for  the  Year  2000.  The  company retained industry specialty  firms to assist in identifying areas where renovations were needed in the embedded systems associated with generator unit controls

     and  with  making  these  renovations.    A  number of tests have been

     successfully   completed  on  these  systems,  including  future  date

     scenarios.







                                                              19
                                                               FORM 10-Q



          Coordination with Others

          The company has surveyed its largest suppliers and customers with respect  to  their  Year  2000  readiness,  including all providers of technology  supplies  and  services. As part of its Year 2000 project,

     the  company is coordinating with its suppliers and customers based on

     their  responses  to  these  surveys.    At  the  request of the U. S.

     Department  of  Energy  (DOE), the North American Electric Reliability

     Council (NERC) coordinated monthly readiness monitoring and reporting,

     information  sharing  and  contingency  planning for the industry. The

     NERC  activity  addresses  all  aspects of the interconnected electric grid.  The  aggregated results are being reported to the DOE and other regulatory  bodies  in  the  U.S.,  Canada and Mexico. The Natural Gas

     Council,  through  the  American  Gas Association, coordinated similar processes  within  the  gas  industry, reporting to the Federal Energy

     Regulatory  Commission  (FERC).  Tampa Electric and Peoples Gas System

     are active participants in these industry groups.



     Costs

          The  total  cost  of  Year  2000  remediation  is  expected to be

     a p proximately  $9  million,  which  includes  contracted  resources,

     purchases  and internal labor. An estimated breakdown of project costs is  as follows: Tampa Electric - $6.5 million and Peoples Gas System -

     $2.5 million. Approximately 40 percent of these costs are attributable

     t o   testing  expenses,  and  the  remainder  consists  primarily  of

     renovation   or  replacement  costs.    Through  September  30,  1999,

     approximately $8.5 million had been spent.







                                                              20
                                                               FORM 10-Q



     Risks

          The  company  believes  the  most  reasonably  likely  worst case scenario  would  be  the  occurrence  of  isolated  outages of limited duration  for  customers.  The  company  has assessed the risk of this scenario,  and  believes  that  its contingency efforts, primarily the ability  to  bypass  automated  controls, would mitigate the effect of such a scenario.













































                                                              21
                                                               FORM 10-Q



     Contingency Plans

          Tampa  Electric  and Peoples Gas System have prepared contingency plans  for  critical  functions.  These plans have been filed with the

     F P SC  and  are  being  coordinated  with  local  emergency  planning organizations.  The  plans  provide for an incident management center;

     designated on-site and on-call response teams for critical systems and customer  communication  functions;  appropriate inventory of critical materials  and  supplies;  verification  of computer-generated utility service orders; adjusted maintenance schedules; and alternate means of communications, both internally and with other industry participants.

          On  Sept. 9, 1999, NERC facilitated a nationwide contingency plan drill  which  Tampa  Electric  participated  in as part of the Florida

     Reliability  Coordinating  Council.  The drill provided an opportunity to  test  the company s ability to plan, equip and deploy personnel to critical  locations; test various means of communication and establish

     manual  data  gathering  and  analysis  procedures.    No  significant

     problems  were  encountered.  The  company  will continue to test less critical systems and refine contingency plans throughout the remainder of this year.



     Forward-Looking Statements

          The  status  of Tampa Electric's Year 2000 efforts are based upon management's  best  estimates.  There  can  be no assurance that these estimates  will  prove to be accurate, and actual results could differ materially from those currently projected. Specific factors that could cause such differences include, but are not limited to, the failure to identify,  assess,  remediate and test all relevant computer codes and





                                                              22
                                                               FORM 10-Q



      embedded technology and similar uncertainties.



     Accounting Standards

     Accounting for Derivative Instruments and Hedging

          In  1998,  the Financial Accounting Standards Board (FASB) issued

     Financial  Accounting  Standard  (FAS)  133, Accounting for Derivative

     Instruments  and Hedging.  This standard was initially to be effective for  fiscal  years  beginning  after June 15, 1999.  In July 1999, the

     FASB  delayed  the  effective  date of this pronouncement until fiscal

     years  beginning  after  June  15,  2000.    The  company does not use

     derivatives  or other financial products for speculative purposes. The company  is  in  the process of identifying derivative instruments and hedging  activities within its businesses, as defined by the Standard,

     to  determined  to  what  extent  FAS  133  will  impact its financial statements.


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

          A  hypothetical  10-percent  decrease in interest rates would not have a significant impact on the estimated fair value of the company's long-term debt at Sept. 30, 1999.





                                                              23
                                                               FORM 10-Q



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



     Commodity Price Risk

          Currently,  at the company's electric division and at Peoples Gas

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



















                                                              24
                                                               FORM 10-Q



                       PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings

          On Nov. 3, 1999, a civil action was filed on behalf of the United

     States  Environmental Protection Agency against Tampa Electric Company in  the  United  States  District  Court  for  the  Middle District of

     Florida.    The suit alleges that Tampa Electric made modifications to its  Big  Bend  and Gannon generating plants without obtaining permits and  installing  the  best  available  pollution  control equipment as required  by the Prevention of Significant Deterioration provisions of

     the  Clean  Air  Act.    See  the  discussion under Liquidity, Capital

     Resources  and  Changes  in  Financial Condition - Recent Developments

     above.



Item 6.   Exhibits and Reports on Form 8-K

     (a)   Exhibits

     12    Ratio of earnings to fixed charges.

     27 Financial data schedule - nine months ended Sept. 30, 1999. (EDGAR filing only)

    (b)   Reports on Form 8-K

     The registrant did not file any Current Reports on Form 8-K for the quarter ended Sept. 30, 1999.

















                                                              25
                                                               FORM 10-Q


                                                    FORM 10-Q



                             SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                     TAMPA ELECTRIC COMPANY
                                          (Registrant)




Dated: November 15, 1999           By: /s/G. L. Gillette
                                          G. L. Gillette
                                    Vice President - Finance
                                    and Chief Financial Officer
                                   (Principal Financial Officer)

































                                                                        26

                                                              26
                                                                      FORM 10-Q



                                   INDEX TO EXHIBITS

Exhibit No.   Description of Exhibits                               Page No.


   12         Ratio of earnings to fixed charges                        28

   27         Financial data schedule - nine months ended
              September 30, 1999 (EDGAR filing only)















































                                                                        27