Form 10-Q/A
period 1999-09-30
TAMPA ELECTRIC CO
filed 1999-11-15
CIK 96271

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q
                              Amendment No. 1
(Mark One)

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








































                                     2
                                                               FORM 10-Q



                               BALANCE SHEETS
                               (in millions)
                                              Sept. 30,  Dec. 31,
                                                1999       1998
                                             unaudited   Audited
                                   Assets
Property, plant and equipment,
  at original cost
Utility plant in service
  Electric                                    $3,783.7    $3,742.6
  Gas                                            571.4       518.5
Construction work in progress                    139.1        71.5
                                               4,494.2     4,332.6
Accumulated depreciation                      (1,796.7)   (1,722.2)
                                               2,697.5     2,610.4
Other property                                     7.8         8.1
                                               2,705.3     2,618.5
Current assets
Cash and cash equivalents                         (1.3)         .8
Receivables, less allowance
  for uncollectibles                             174.0       142.8
Inventories, at average cost
  Fuel                                            69.8        87.3
  Materials and supplies                          49.1        45.5
Prepayments                                       10.4         8.4
                                                 302.0       284.8
Deferred debits
Unamortized debt expense                          14.7        16.1
Deferred income taxes                            119.8       116.1
Regulatory asset - tax related                    37.2        39.0
Other                                             74.7        72.0
                                                 246.4       243.2
                                              $3,253.7    $3,146.5

                          Liabilities and Capital
Capital
Common stock                                  $1,038.1    $1,026.1
Retained earnings                                312.6       288.5
                                               1,350.7     1,314.6
Long-term debt, less amount due
  within one year                                770.3       774.5
                                               2,121.0     2,089.1
Current liabilities
Long-term debt due within one year                 4.8         4.6
Notes payable                                    123.1        79.7
Accounts payable                                 161.9       189.1
Customer deposits                                 78.9        77.5
Interest accrued                                  22.4         8.8
Taxes accrued                                     75.9         8.8
                                                 467.0       368.5
Deferred credits
Deferred income taxes                            444.2       447.6
Investment tax credits                            41.6        45.1
Regulatory liability - tax related                70.1        73.0
Other                                            109.8       123.2
                                                 665.7       688.9
                                              $3,253.7    $3,146.5

The accompanying notes are an integral part of the financial statements.






                                     3
                                                               FORM 10-Q



                            STATEMENTS OF INCOME
                                unaudited
                               (in millions)

For the three months ended Sept. 30,            1999            1998
Operating revenues
  Electric                                      $366.2         $353.7
  Gas                                             57.2           49.6
                                                 423.4          403.3

Operating expenses
Operation
  Fuel - electric generation                      89.7          100.7
  Purchased power                                 48.2           29.5
  Natural gas sold                                26.3           21.9
  Other                                           54.2           58.7
Maintenance                                       21.3           22.0
Depreciation                                      42.7           42.3
Taxes, federal and state income                   28.1           31.1
Taxes, other than income                          30.0           30.4
                                                 340.5          336.6

Operating income                                  82.9           66.7

Other income (expense)                            (9.3)            .3

Income before interest charges                    73.6           67.0

Interest charges
Interest on long-term debt                        12.8           12.7
Other interest                                    15.4            2.5
                                                  28.2           15.2
Net Income-balance applicable to
  common stock                                  $ 45.4         $ 51.8


The accompanying notes are an integral part of the financial statements.





















                                     4
                                                               FORM 10-Q



                            STATEMENTS OF INCOME
                                unaudited
                               (in millions)

For the nine months ended Sept. 30,             1999            1998

Operating revenues
  Electric                                    $  931.2       $  948.0
  Gas                                            185.1          188.2
                                               1,116.3        1,136.2
Operating expenses
Operation
  Fuel - electric generation                     227.2          284.5
  Purchased power                                109.8           63.8
  Natural gas sold                                79.0           86.2
  Other                                          159.7          164.0
Maintenance                                       65.3           68.4
Non-recurring charge                                --            9.6
Depreciation                                     127.2          125.3
Taxes, federal and state income                   70.9           72.3
Taxes, other than income                          90.5           89.7
                                                 929.6          963.8

Operating income                                 186.7          172.4

Other income (expense)                            (8.8)          (2.3)

Income before interest charges                   177.9          170.1

Interest charges
Interest on long-term debt                        38.5           37.4
Other interest                                    21.2           10.7
                                                  59.7           48.1

Net Income-balance applicable to
  common stock                                $  118.2        $ 122.0


The accompanying notes are an integral part of the financial statements.



















                                     5
                                                               FORM 10-Q



                          STATEMENTS OF CASH FLOWS
                                unaudited
                               (in millions)

For the nine months ended Sept. 30,             1999            1998
Cash flows from operating activities
  Net income                                   $ 118.2        $ 122.0
    Adjustments to reconcile net income
        to net cash:
      Depreciation                               127.2          125.3
      Deferred income taxes                       (8.3)          19.3
      Investment tax credits, net                 (3.4)          (3.5)
      Allowance for funds used
        during construction                        (.8)           (.2)
      Deferred recovery clause                   (29.7)          13.4
      Deferred revenue                             9.0          (31.7)
      Non-recurring charge, pretax                14.8            9.6
      Receivables, less allowance
        for uncollectibles                       (31.2)          (7.8)
      Inventories                                 13.9           (1.3)
      Taxes accrued                               67.1           45.6
      Accounts payable                           (37.2)           2.3
      Other                                       14.8           26.5
                                                 254.4          319.5
Cash flows from investing activities
  Capital expenditures                          (214.8)        (141.6)
  Allowance for funds used during construction      .8             .2
                                                (214.0)        (141.4)

Cash flows from financing activities
  Proceeds from contributed capital from parent   12.0           44.0
  Proceeds from long-term debt                      --           51.2
  Repayment of long-term debt                     (3.8)          (3.4)
  Net increase (decrease) in short-term debt      43.4         (181.7)
  Dividends                                      (94.1)         (90.1)
                                                 (42.5)        (180.0)

Net increase (decrease) in cash
  and cash equivalents                            (2.1)          (1.9)
Cash and cash equivalents at
  beginning of period                               .8            2.8
Cash and cash equivalents at end of period     $  (1.3)       $    .9


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