Form 10-Q
period 2000-03-31
TAMPA ELECTRIC CO
filed 2000-05-12
CIK 96271

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended               March 31, 2000
                               ---------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period _____ to _____

Commission File Number 1-5007

                             TAMPA ELECTRIC COMPANY
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           FLORIDA                                              59-0475140
-------------------------------                           ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)

 702 N. FRANKLIN STREET, TAMPA, FLORIDA                             33602
----------------------------------------                         ----------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code: (813) 228-4111

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES [X]     NO [ ]

Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (April 30, 2000):

                       Common Stock, Without Par Value 10

The registrant meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                      Index to Exhibits Appears on Page 12
                                  Page 1 of 13

                                                                       FORM 10-Q

                          PART I. FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements

         In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments which are of a recurring nature and necessary to present fairly the results for the three-month periods ended March 31, 2000 and 1999. Reference should be made to the explanatory notes affecting the income and balance sheet accounts contained in Tampa Electric Company's Annual Report on Form 10-K for the year ended Dec. 31, 1999 and to the notes on page 6 of this report.

                                                                       FORM 10-Q

                           CONSOLIDATED BALANCE SHEETS
                                  (in millions)


                                                         MARCH 31,      DEC. 31,
                                                            2000          1999
                                                         UNAUDITED      AUDITED
                                                         ---------      --------
                                     ASSETS
PROPERTY, PLANT AND EQUIPMENT, AT ORIGINAL COST
     Utility plant in service
        Electric                                         $3,898.1       $3,892.1
        Gas                                                 609.7          590.0
     Construction work in progress                          124.0           81.6
                                                         --------       --------
                                                          4,631.8        4,563.7
     Accumulated depreciation                            (1,844.0)      (1,818.7)
                                                         --------       --------
                                                          2,787.8        2,745.0
     Other property                                           7.8            7.9
                                                         --------       --------
                                                          2,795.6        2,752.9
                                                         --------       --------
CURRENT ASSETS
     Cash and cash equivalents                                0.3           26.1
     Receivables, less allowance for uncollectibles         139.4          147.1
     Inventories, at average cost
        Fuel                                                 89.7           73.2
        Materials and supplies                               50.7           49.0
     Prepayments                                             11.4           10.9
                                                         --------       --------
                                                            291.5          306.3
                                                         --------       --------
DEFERRED DEBITS
     Unamortized debt expense                                13.7           14.2
     Deferred income taxes                                  123.1          121.6
     Regulatory asset - tax related                          42.3           42.9
     Other                                                   70.2           84.6
                                                         --------       --------
                                                            249.3          263.3
                                                         --------       --------
                                                         $3,336.4       $3,322.5
                                                         ========       ========

                             LIABILITIES AND CAPITAL
CAPITAL
     Common stock                                        $1,126.1       $1,043.1
     Retained earnings                                      291.2          283.9
                                                         --------       --------
                                                          1,417.3        1,327.0
LONG-TERM DEBT, LESS AMOUNT DUE WITHIN ONE YEAR             689.9          690.3
                                                         --------       --------
                                                          2,107.2        2,017.3
                                                         --------       --------
CURRENT LIABILITIES
     Long-term debt due within one year                      84.8           84.8
     Notes payable                                          164.2          271.2
     Accounts payable                                       146.5          163.8
     Customer deposits                                       80.4           79.9
     Interest accrued                                        27.0           12.9
     Taxes accrued                                           65.1           30.9
                                                         --------       --------
                                                            568.0          643.5
                                                         --------       --------
DEFERRED CREDITS
     Deferred income taxes                                  458.5          458.3
     Investment tax credits                                  39.3           40.5
     Regulatory liability-tax related                        54.3           56.1
     Other                                                  109.1          106.8
                                                         --------       --------
                                                            661.2          661.7
                                                         --------       --------
                                                         $3,336.4       $3,322.5
                                                         ========       ========

The accompanying notes are an integral part of the consolidated financial statements.

                                                                       FORM 10-Q

                        CONSOLIDATED STATEMENTS OF INCOME
                                    UNAUDITED
                                   (MILLIONS)

FOR THE THREE MONTHS ENDED MARCH 31,              2000        1999
                                                 ------      ------
REVENUES
   Electric                                      $292.4      $260.9
   Gas                                             86.6        71.1
                                                 ------      ------
                                                  379.0       332.0
                                                 ------      ------
OPERATING EXPENSES
   Operation
     Fuel                                          79.5        67.5
     Purchased power                               25.8        20.4
     Natural gas sold                              40.7        29.3
     Other                                         55.3        52.9
   Maintenance                                     26.7        19.6
   Depreciation                                    45.1        42.7
   Taxes-Federal and state income                  21.2        20.4
   Taxes-Other than income                         30.8        29.7
                                                 ------      ------
                                                  325.1       282.5
                                                 ------      ------

OPERATING INCOME                                   53.9        49.5

OTHER INCOME (EXPENSE)                              0.4         0.6
                                                 ------      ------

INCOME BEFORE INTEREST CHARGES                     54.3        50.1
                                                 ------      ------
INTEREST CHARGES
   Interest on long-term debt                      12.9        12.7
   Other interest                                   4.3         2.8
                                                 ------      ------
                                                   17.2        15.5
                                                 ------      ------

NET INCOME                                       $ 37.1      $ 34.6
                                                 ======      ======

The accompanying notes are an integral part of the consolidated financial statements.

                                                                       FORM 10-Q

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                                   (MILLIONS)


FOR THE THREE MONTHS ENDED MARCH 31,                                  2000         1999
                                                                     ------       ------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                           $ 37.1       $ 34.6
     Adjustments to reconcile net income to net cash
       Depreciation                                                    45.1         42.7
       Deferred income taxes                                           (2.0)         1.1
       Investment tax credits, net                                     (1.1)        (1.1)
       Allowance for funds used during construction                    (0.5)          --
       Deferred revenue                                                  --          1.4
       Deferred recovery clause                                         3.5          2.0
       Receivables, less allowance for uncollectibles                   7.7         12.9
       Inventories                                                    (18.2)       (20.7)
       Taxes accrued                                                   34.1         37.3
       Interest accrued                                                14.1          9.0
       Accounts payable                                               (17.3)       (47.1)
       Other                                                           13.2          5.1
                                                                     ------       ------
                                                                      115.7         77.2
                                                                     ------       ------
CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures                                             (88.2)       (60.2)
     Allowance for funds used during construction                       0.5           --
                                                                     ------       ------
                                                                      (87.7)       (60.2)
                                                                     ------       ------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from contributed capital from parent                     83.0          8.0
     Repayment of long-term debt                                         --         (0.3)
     Net increase (decrease) in short-term debt                      (107.0)        12.2
     Dividends                                                        (29.8)       (36.8)
                                                                     ------       ------
                                                                      (53.8)       (16.9)
                                                                     ------       ------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  (25.8)         0.1
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                       26.1          0.8
                                                                     ------       ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $  0.3       $  0.9
                                                                     ======       ======

The accompanying notes are an integral part of the consolidated financial statements.

                                                                       FORM 10-Q

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. Tampa Electric Company (the company) is a wholly owned subsidiary of TECO Energy, Inc.

B. The company has made certain commitments in connection with its continuing construction program. Total construction expenditures during 2000 are estimated to be $234 million for its electric division (referred to as Tampa Electric) and $66 million for its natural gas division (referred to as Peoples Gas System).

                 Tampa Electric Company is a potentially responsible party for certain superfund sites and, through its Peoples Gas System division, for certain former manufactured gas plant sites. While the joint and several liability associated with these sites presents the potential for significant response costs, the company estimates its ultimate financial liability at approximately $20 million over the next 10 years. The environmental remediation costs associated with these sites are not expected to have a significant impact on customer prices.

C. Revenues in the first quarter of 1999 reflected the deferral for refund of $1.4 million of electric revenues at Tampa Electric. These deferred revenues resulted from Tampa Electric's regulatory agreement that ended on Dec. 31, 1999. Tampa Electric expects the Florida Public Service Commission (FPSC) staff to closely monitor the company's achieved return on equity during 2000, but not to require Tampa Electric to negotiate a new regulatory plan. The Florida Industrial Power Users Group (FIPUG) protested the FPSC decisions for Tampa Electric's 1997 and 1998 earnings under the deferred revenue stipulation, including the FPSC decision to cap the company's equity ratio at 58.7-percent. A hearing is scheduled for August 2000.

D.       CONTRIBUTION BY OPERATING DIVISION
         (millions)

                                                            OPERATING      NET
                                               REVENUES      INCOME      INCOME
                                               --------     ---------    ------
         THREE MONTHS ENDED MARCH 31, 2000
          Electric division (1) (2)             $292.6       $ 42.4      $ 28.6
          Peoples Gas System (3)                  86.6         11.5         8.5
                                                ------       ------      ------
                                                 379.2         53.9        37.1
          Other and eliminations                  (0.2)          --          --
                                                ------       ------      ------
          Tampa Electric Company                $379.0       $ 53.9      $ 37.1
                                                ======       ======      ======

         THREE MONTHS ENDED MARCH 31, 1999
          Electric division (1) (2)             $260.9       $ 39.5      $ 27.3
          Peoples Gas System (3)                  71.1         10.0         7.3
                                                ------       ------      ------
                                                 332.0         49.5        34.6
          Other and eliminations                    --           --          --
                                                ------       ------      ------
          Tampa Electric Company                $332.0       $ 49.5      $ 34.6
                                                ======       ======      ======

         (1) Operating income is net of income tax expense of $15.9 million in 2000 and $15.7 million in 1999.
         (2) The electric division deferred revenues of $1.4 million in 1999 for refund to customers. (See Note C above.)
         (3) Operating income is net of income tax expense of $5.3 million in 2000 and $4.7 million in 1999.

E.               On Feb. 29, 2000, Tampa Electric Company, the U.S.
         Environmental Protection Agency and the U.S. Department of Justice announced they had resolved the federal agencies' pending enforcement actions filed last year against Tampa Electric. The resolution, which was in the form of a consent decree, resulted in full and final settlement of the November 1999 federal litigation and Notice of Violation (NOV) alleging violations of the New Source Review (NSR) requirements of the Clean Air Act. Since no comments were received during the public comment period, the Consent Decree is expected to become effective shortly.

                                                                       FORM 10-Q

ITEM 2.  MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

         This Quarterly Report on Form 10-Q contains forward-looking statements which are subject to the inherent uncertainties in predicting future results and conditions. Certain factors that could cause actual results to differ materially from those projected in these forward-looking statements include the following: general economic conditions, particularly those in Tampa Electric's service area affecting energy sales; weather variations affecting energy sales and operating costs; potential competitive changes in the electric and gas industries, particularly in the area of retail competition; regulatory actions affecting Tampa Electric and Peoples Gas System; commodity price changes affecting the competitive positions of Tampa Electric and Peoples Gas System; and changes in and compliance with environmental regulations that may impose additional costs or curtail some activities. These factors are discussed more fully under "Investments Considerations" in TECO Energy's Annual Report on Form 10-K for the year ended Dec. 31, 1999, and reference is made thereto.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000:
         Tampa Electric Company's net income for the quarter ended March 31, 2000 was $37.1 million, up from $34.6 million for the three-month period ended March 31, 1999. The 7 percent increase over last year's net income reflects revenue growth at Tampa Electric and Peoples Gas System. Consolidated operating income from continuing operations was $53.9 million compared with last year's operating income of $49.5 million.

TAMPA ELECTRIC COMPANY - ELECTRIC DIVISION (TAMPA ELECTRIC)
         Tampa Electric's net income for the quarter increased approximately 5 percent, reflecting 8 percent higher retail energy volumes, which were partially offset by higher expenses. Total energy sales volumes were higher due to customer growth of 2.8 percent and the favorable impact of slightly cooler weather, offset by slightly lower pricing. Expenses were higher due to the anticipated expiration of U.S. Department of Energy funding related to the Polk Power Station and the scheduling of outages. A summary of the operating statistics for the three-months ended March 31, 2000 and 1999 is below:


                                             OPERATING REVENUES                       KILOWATT-HOUR SALES
                                      --------------------------------         --------------------------------
(in millions)                           2000         1999       CHANGE          2000         1999        CHANGE
                                      ------       ------       ------         -------      -------      ------
Residential                           $131.8       $120.3         9.5%         1,592.3      1,474.1        8.0%
Commercial                              82.7         77.9         6.1%         1,225.4      1,189.6        3.0%
Industrial - Phosphate                  14.2         11.1        28.4%           334.8        292.4       14.5%
Industrial - Other                      14.4         13.3         8.7%           258.9        245.9        5.3%
Other sales of electricity              21.4         20.1         6.4%           302.3        292.4        3.4%
Deferred and other revenues             (2.0)        (4.6)      -56.5%              --           --         --
                                      ------       ------                      -------      -------
                                       262.5        238.1        10.2%         3,713.7      3,494.4        6.3%
Sales for resale                        22.1         15.8        40.0%           514.8        349.9       47.1%
Other operating revenue                  8.0          7.0        14.8%              --           --         --
                                      ------       ------                      -------      -------
                                      $292.6       $260.9        12.2%         4,228.5      3,844.3       10.0%
                                      ======       ======                      =======      =======

Average customers                      556.3        540.9         2.8%
                                      ======       ======

                                                                       FORM 10-Q

TAMPA ELECTRIC - NATURAL GAS DIVISION (PEOPLES GAS SYSTEM)
         Net income at Peoples Gas System (PGS) increased more than 16 percent to $8.5 million for the quarter ended March 31, 2000 compared with $7.3 million for the same period last year. The increase was driven by customer growth of 3.5 percent along with the favorable impact of slightly cooler weather. Natural gas volumes were higher in the first quarter than for the same period last year, with residential volumes up more than 19 percent and commercial volumes up more than 13 percent. Operating expenses and depreciation were higher, primarily reflecting growth, including the addition of PGS' Southwest Florida expansion. A summary of the operating statistics for the three-months ended March 31, 2000 and 1999 is below:


(in millions)                                 OPERATING REVENUES                             THERMS
                                       -------------------------------           ------------------------------
                                        2000         1999       CHANGE            2000         1999      CHANGE
                                       -----        -----       ------           -----        -----      ------
BY CUSTOMER SEGMENT:
Residential                            $25.4        $19.1        33.3%            23.9         20.0       19.4%
Commercial                              38.4         36.8         4.1%            84.4         74.4       13.3%
Industrial                              12.7          4.4       185.2%           110.3         79.3       39.1%
Power generation                         2.5          2.5         1.0%           102.4         86.4       18.6%
Other revenues                           7.6          8.3        -7.8%              --           --         --
                                       -----        -----                        -----        -----
                                       $86.6        $71.1        21.8%           321.0        260.1       23.4%
                                       =====        =====                        =====        =====

BY SALES TYPE:
System supply                          $66.1        $54.8        20.5%           103.9         86.2       20.5%
Transportation                          12.9          8.0        61.4%           217.1        173.9       24.8%
Other revenues                           7.6          8.3        -7.8%              --           --         --
                                       -----        -----                        -----        -----
                                       $86.6        $71.1        21.8%           321.0        260.1       23.4%
                                       =====        =====                        =====        =====

Average customers                      258.6        247.8         4.3%
                                       =====        =====

         The franchise agreement between the City of Lakeland and PGS expired on March 12, 2000 but negotiations are ongoing for a renewed franchise agreement. Normal operations in Lakeland have continued under the terms of the expired agreement. Lakeland provided approximately $2 million of PGS' annual operating revenues in 1999.

OTHER
         Allowance for funds used during construction (AFUDC) was $0.3 million for the three-months ended March 31, 2000; no AFUDC was recorded for the same period in 1999. AFUDC is expected to increase over the next several years reflecting Tampa Electric's generation expansion activities.
         Interest charges were $17.2 million for the three-months ended March 31, 2000 compared to $15.5 million for the same period in 1999. Financing costs increased in the first quarter reflecting higher borrowing levels and higher interest rates.

YEAR 2000 COMPUTER SYSTEMS

         The company has encountered no significant problems related to the Year 2000 issue, and all computer systems are performing as expected to date. The company does not anticipate any significant additional costs related to this issue.

                                                                       FORM 10-Q

ACCOUNTING STANDARDS

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING
         In 1998, the FASB issued FAS 133, Accounting for Derivative Instruments and Hedging. This standard is effective for fiscal years beginning after June 15, 2000. The new standard, as amended, requires an entity to recognize derivatives as either assets or liabilities in the financial statements, to measure those instruments at fair value and to reflect the changes in fair value of those instruments as either components of comprehensive income or in net income, depending on the types of those instruments.
         In preparation for adoption of this Statement effective Jan. 1, 2001, the company has completed an analysis of the information required by FAS 133. From time to time, Tampa Electric has entered into futures, swaps and options contracts to limit exposure to gas price increases at both the regulated natural gas utility, and to moderate its exposure to interest rate changes. The benefits of these arrangements are at risk only in the event of non-performance by the other party to the agreement, which the company does not anticipate. At this point, the company does not anticipate that the adoption of FAS 133 will significantly impact its financial statements since any activity in derivatives has been relatively minimal and short-term in duration. Management will continue to evaluate all current and possible future uses of derivatives, including their effectiveness for hedging treatment, and to apply procedures and methods for valuing them.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk
         Tampa Electric Company is exposed to changes in interest rates primarily as a result of its borrowing activities. A hypothetical 10-percent increase in Tampa Electric Company's weighted average interest rate on its variable rate debt would not have a significant impact on Tampa Electric Company's pretax earnings over the next fiscal year.
         A hypothetical 10-percent decrease in interest rates would not have a significant impact on the estimated fair value of Tampa Electric Company's long-term debt at March 31, 2000.
         Based on policies and procedures approved by the Board of Directors, from time to time Tampa Electric Company may enter into futures, swaps and option contracts to moderate exposure to interest rate changes.

Commodity Price Risk
         Currently, at Tampa Electric and Peoples Gas System, commodity price increases due to changes in market conditions for fuel, purchased power and natural gas are recovered through cost recovery clauses, with no effect on earnings.
         From time to time, Tampa Electric and Peoples Gas System, may enter into futures, swaps and options contracts to limit exposure to gas price increases at both the regulated natural gas utility.
         Tampa Electric Company does not use derivatives or other financial products for speculative purposes.

                                                                       FORM 10-Q

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)     Exhibits

        12      Ratio of earnings to fixed charges

        27 Financial data schedule - three months ended March 31, 2000. (EDGAR filing only)

        (b)     Reports on Form 8-K

                The registrant filed a Current Report on Form 8-K dated Feb. 29, 2000, reporting under "Item 5. Other Events" announcing Tampa Electric Company's agreement with the U.S. Environmental Protection Agency and the U.S. Department of Justice to resolve the federal agencies' pending enforcement actions against the Tampa Electric Company.

                                                                       FORM 10-Q

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                    TAMPA ELECTRIC COMPANY
                                                         (Registrant)



Date: May 12, 2000                           *By: /s/    G. L. GILLETTE
                                                  ----------------------------
                                                         G. L. GILLETTE
                                                   Vice President - Finance
                                                  and Chief Financial Officer
                                                 (Principal Financial Officer)

                                                                       FORM 10-Q

                                INDEX TO EXHIBITS

EXHIBIT NO.    DESCRIPTION OF EXHIBITS                                  PAGE NO.

    12         Ratio of earnings to fixed charges                         13

    27         Financial data schedule - three months ended
               March 31, 2000.  (EDGAR filing only)                       --