Form 10-Q
period 2000-06-30
TAMPA ELECTRIC CO
filed 2000-08-11
CIK 96271

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2000
                                -------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ____________________ to _____________________

Commission File Number 1-5007
                       ------

                             TAMPA ELECTRIC COMPANY
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          FLORIDA                                               59-0475140
-------------------------------                           ----------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification Number)


702 N. FRANKLIN STREET, TAMPA, FLORIDA                           33602
----------------------------------------                       ----------
(Address of principal executive offices)                       (Zip Code)


Registrant's telephone number, including area code:  (813) 228-4111
                                                     --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                              YES [X]    NO [ ]


Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (July 31, 2000):


                       Common Stock, Without Par Value 10


The registrant meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.


                      Index to Exhibits Appears on Page 15
                                  Page 1 of 26

                                                                       FORM 10-Q

                          PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

         In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments which are of a recurring nature and necessary to present fairly the financial position of Tampa Electric Company as of June 30, 2000 and 1999, and the results operations and cash flows for the three- and six-month periods ended June 30, 2000 and 1999. The results of operations for the three- and six-month periods ended June 30, 2000 are not necessarily indicative of the entire fiscal year ending Dec. 31, 2000. Reference should be made to the explanatory notes affecting the income and balance sheet accounts contained in Tampa Electric Company's Annual Report on Form 10-K for the year ended Dec. 31, 1999 and to the notes on pages 7 through 8 of this report.

                                                                       FORM 10-Q

                           CONSOLIDATED BALANCE SHEETS
                                    UNAUDITED
                                  (in millions)


                                                                        JUNE 30,          DEC. 31,
                                                                         2000               1999
                                                                       ---------          --------
                             ASSETS
PROPERTY, PLANT AND EQUIPMENT, AT ORIGINAL COST
     Utility plant in service
        Electric                                                       $3,928.7           $3,892.1
        Gas                                                               624.8              590.0
     Construction work in progress                                        148.0               81.6
                                                                       --------           --------
                                                                        4,701.5            4,563.7
     Accumulated depreciation                                          (1,869.5)          (1,818.7)
                                                                       --------           --------
                                                                        2,832.0            2,745.0
     Other property                                                         7.9                7.9
                                                                       --------           --------
                                                                        2,839.9            2,752.9
                                                                       --------           --------
CURRENT ASSETS
     Cash and cash equivalents                                              0.4               26.1
     Receivables, less allowance for uncollectibles                       174.6              147.1
     Inventories, at average cost
        Fuel                                                               89.3               73.2
        Materials and supplies                                             49.7               49.0
     Prepayments                                                           16.6               10.9
                                                                       --------           --------
                                                                          330.6              306.3
                                                                       --------           --------
DEFERRED DEBITS
     Unamortized debt expense                                              13.3               14.2
     Deferred income taxes                                                124.8              121.6
     Regulatory asset - tax related                                        41.8               42.9
     Other                                                                 68.2               84.6
                                                                       --------           --------
                                                                          248.1              263.3
                                                                       --------           --------
                                                                       $3,418.6           $3,322.5
                                                                       ========           ========
                     LIABILITIES AND CAPITAL
CAPITAL
     Common stock                                                      $1,142.1           $1,043.1
     Retained earnings                                                    300.5              283.9
                                                                       --------           --------
                                                                        1,442.6            1,327.0
LONG-TERM DEBT, LESS AMOUNT DUE WITHIN ONE YEAR                           689.8              690.3
                                                                       --------           --------
                                                                        2,132.4            2,017.3
                                                                       --------           --------
CURRENT LIABILITIES
     Long-term debt due within one year                                     4.8               84.8
     Notes payable                                                        276.9              271.2
     Accounts payable                                                     159.5              163.8
     Customer deposits                                                     80.6               79.9
     Interest accrued                                                      22.2               12.9
     Taxes accrued                                                         80.5               30.9
                                                                       --------           --------
                                                                          624.5              643.5
                                                                       --------           --------
DEFERRED CREDITS
     Deferred income taxes                                                460.1              458.3
     Investment tax credits                                                38.2               40.5
     Regulatory liability-tax related                                      52.6               56.1
     Other                                                                110.8              106.8
                                                                       --------           --------
                                                                          661.7              661.7
                                                                       --------           --------
                                                                       $3,418.6           $3,322.5
                                                                       ========           ========

The accompanying notes are an integral part of the consolidated financial statements.

                                                                       FORM 10-Q

                        CONSOLIDATED STATEMENTS OF INCOME
                                    UNAUDITED
                                  (in millions)

FOR THE THREE MONTHS ENDED JUNE 30,                    2000            1999
                                                      ------          ------

REVENUES
   Electric                                           $340.3          $304.2
   Gas                                                  71.4            56.7
                                                      ------          ------
                                                       411.7           360.9
                                                      ------          ------
OPERATING EXPENSES
   Operation
     Fuel                                               84.7            70.1
     Purchased power                                    41.8            41.2
     Natural gas sold                                   36.0            23.4
     Other                                              62.8            52.6
   Maintenance                                          32.8            24.5
   Depreciation                                         43.8            41.7
   Taxes-Federal and state income                       22.7            22.3
   Taxes-Other than income                              30.6            30.8
                                                      ------          ------
                                                       355.2           306.6
                                                      ------          ------

OPERATING INCOME                                        56.5            54.3

OTHER INCOME (EXPENSE)                                   0.7            (0.2)
                                                      ------          ------

INCOME BEFORE INTEREST CHARGES                          57.2            54.1
                                                      ------          ------

INTEREST CHARGES
   Interest on long-term debt                           12.4            12.9
   Other interest                                        5.1             3.1
                                                      ------          ------
                                                        17.5            16.0
                                                      ------          ------

NET INCOME                                            $ 39.7          $ 38.1
                                                      ======          ======

The accompanying notes are an integral part of the consolidated financial statements.

                                                                       FORM 10-Q

                        CONSOLIDATED STATEMENTS OF INCOME
                                    UNAUDITED
                                  (in millions)

FOR THE SIX MONTHS ENDED JUNE 30,                          2000            1999
                                                          ------          ------

REVENUES
   Electric                                               $632.6          $565.0
   Gas                                                     158.1           127.9
                                                          ------          ------
                                                           790.7           692.9
                                                          ------          ------
OPERATING EXPENSES
   Operation
     Fuel                                                  164.2           137.6
     Purchased power                                        67.6            61.6
     Natural gas sold                                       76.7            52.7
     Other                                                 118.1           105.5
   Maintenance                                              59.5            44.0
   Depreciation                                             88.9            84.4
   Taxes-Federal and state income                           43.9            42.8
   Taxes-Other than income                                  61.4            60.5
                                                          ------          ------
                                                           680.3           589.1
                                                          ------          ------

OPERATING INCOME                                           110.4           103.8

OTHER INCOME (EXPENSE)                                       1.1             0.5
                                                          ------          ------

INCOME BEFORE INTEREST CHARGES                             111.5           104.3
                                                          ------          ------

INTEREST CHARGES
   Interest on long-term debt                               25.3            25.7
   Other interest                                            9.4             5.8
                                                          ------          ------
                                                            34.7            31.5
                                                          ------          ------

NET INCOME                                                $ 76.8          $ 72.8
                                                          ======          ======

The accompanying notes are an integral part of the consolidated financial statements.

                                                                       FORM 10-Q

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                                  (in millions)


FOR THE SIX MONTHS ENDED JUNE 30,                                         2000             1999
                                                                         ------           ------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                               $ 76.8           $ 72.8
     Adjustments to reconcile net income to net cash
       Depreciation                                                        88.9             84.4
       Deferred income taxes                                               (3.9)             1.6
       Investment tax credits, net                                         (2.2)            (2.3)
       Allowance for funds used during construction                        (1.4)            (0.2)
       Deferred revenue                                                      --              3.9
       Deferred recovery clause                                            (3.2)           (13.8)
       Receivables, less allowance for uncollectibles                     (27.5)            (0.3)
       Inventories                                                        (16.8)           (14.4)
       Taxes accrued                                                       49.6             51.9
       Interest accrued                                                     9.3              5.1
       Accounts payable                                                    (4.3)           (42.5)
       Other                                                               20.1              5.9
                                                                         ------           ------
                                                                          185.4            152.1
                                                                         ------           ------
CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures                                                (176.6)          (137.4)
     Allowance for funds used during construction                           1.4              0.2
                                                                         ------           ------
                                                                         (175.2)          (137.2)
                                                                         ------           ------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from contributed capital from parent                         99.0             12.0
     Repayment of long-term debt                                          (80.3)            (0.3)
     Net increase (decrease) in short-term debt                             5.7             36.7
     Payment of dividends                                                 (60.3)           (62.5)
                                                                         ------           ------
                                                                          (35.9)           (14.1)
                                                                         ------           ------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      (25.7)             0.8
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                           26.1              0.8
                                                                         ------           ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $  0.4           $  1.6
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

                                                                       FORM 10-Q

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. Tampa Electric Company (the company) is a wholly owned subsidiary of TECO Energy, Inc.

B. The company has made certain commitments in connection with its continuing construction program. Total construction expenditures during 2000 are estimated to be $251 million for its electric division (referred to as Tampa Electric) and $75 million for its natural gas division (referred to as Peoples Gas System). Tampa Electric Company is a potentially responsible party for certain superfund sites and, through its Peoples Gas System division, for certain former manufactured gas plant sites. While the joint and several liability associated with these sites presents the potential for significant response costs, the company estimates its ultimate financial liability at approximately $20 million over the next 10 years. The environmental remediation costs associated with these sites are not expected to have a significant impact on customer prices.

C. Revenues in the three- and six-month periods ended June 30, 1999 reflected the deferral for refund to customers of $2.5 million and $3.9 million, respectively of electric revenues associated with 1999 earnings at Tampa Electric. These deferred revenues resulted from Tampa Electric's regulatory agreement that ended on Dec. 31, 1999. Tampa Electric expects the Florida Public Service Commission (FPSC) staff to closely monitor the company's achieved return on equity during 2000, but not to require Tampa Electric to negotiate a new regulatory plan. On Aug. 1, 2000, the FPSC approved a stipulation entered into by the Office of Public Counsel, Florida Industrial Power Users Group (FIPUG), and Tampa Electric settling the deferred revenue refund amount for 1997 and 1998. From Sept. 1, 2000 through Dec. 31, 2000, Tampa Electric will refund $13 million to its customers which was the amount originally approved by the FPSC for the years 1997 and 1998. As a result, this amount was anticipated and recorded in earnings before the FIPUG filed its protest in which the stipulation was reached. The exact amount of the 1999 refund is expected to be settled by year end. Tampa Electric does not expect these refunds to have a significant impact on earnings.


D.       CONTRIBUTION BY OPERATING DIVISION
         (in millions)                                             OPERATING          NET
                                                  REVENUES          INCOME          INCOME
                                                  --------         ---------        ------
         THREE MONTHS ENDED JUNE 30, 2000
          Electric division (1)                    $340.4           $ 49.4          $ 35.6
          Peoples Gas System (3)                     71.4              7.1             4.1
                                                   ------           ------          ------
                                                    411.8             56.5            39.7
          Other and eliminations                     (0.1)              --              --
                                                   ------           ------          ------
          Tampa Electric Company                   $411.7           $ 56.5          $ 39.7
                                                   ======           ======          ======
         THREE MONTHS ENDED JUNE 30, 1999
          Electric division (1) (2)                $304.4           $ 48.1          $ 34.7
          Peoples Gas System (3)                     56.7              6.2             3.4
                                                   ------           ------          ------
                                                    361.1             54.3            38.1
          Other and eliminations                     (0.2)              --              --
                                                   ------           ------          ------
          Tampa Electric Company                   $360.9           $ 54.3          $ 38.1
                                                   ======           ======          ======
         SIX MONTHS ENDED JUNE 30, 2000
          Electric division (1)                    $633.0           $ 91.8          $ 64.3
          Peoples Gas System (3)                    158.1             18.6            12.5
                                                   ------           ------          ------
                                                    791.1            110.4            76.8
          Other and eliminations                     (0.4)              --              --
                                                   ------           ------          ------
          Tampa Electric Company                   $790.7           $110.4          $ 76.8
                                                   ======           ======          ======

                                                                       FORM 10-Q


         CONTRIBUTION BY OPERATING DIVISION
         (in millions)                                            OPERATING           NET
                                                  REVENUES          INCOME          INCOME
                                                  --------        ---------         ------
         SIX MONTHS ENDED JUNE 30, 1999
          Electric division (1) (2)                $565.2           $ 87.6          $ 62.1
          Peoples Gas System (3)                    127.9             16.2            10.7
                                                   ------           ------          ------
                                                    693.1            103.8            72.8
          Other and eliminations                     (0.2)              --              --
                                                   ------           ------          ------
          Tampa Electric Company                   $692.9           $103.8          $ 72.8
                                                   ======           ======          ======

         (1) Operating income is net of income tax expense of $20.1 million and $36.0 million, respectively, for the three and six months ended June 30, 2000, and $20.0 million and $35.7 million, respectively, for the three and six months ended June 30, 1999.
         (2) The electric division deferred revenues of $2.5 million and $3.9 million, respectively, for the three and six months ended June 30, for refund to customers. (See Note C on page 7.)
         (3) Operating income is net of income tax expense of $2.6 million and $7.9 million, respectively, for the three and six months ended June 30, 2000, and $2.3 million and $7.1 million, respectively, for the three and six months ended June 30, 1999.

                                                                       FORM 10-Q

ITEM 2.  MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

         This Quarterly Report on Form 10-Q contains forward-looking statements which are subject to the inherent uncertainties in predicting future results and conditions. Certain factors that could cause actual results to differ materially from those projected in these forward-looking statements include the following: general economic conditions, particularly those in Tampa Electric's service area affecting energy sales; weather variations affecting energy sales and operating costs; potential competitive changes in the electric and gas industries, particularly in the area of retail competition; regulatory actions affecting Tampa Electric and Peoples Gas System; commodity price changes affecting the competitive positions of Tampa Electric and Peoples Gas System; and changes in and compliance with environmental regulations that may impose additional costs or curtail some activities. Some of these factors are discussed more fully under "Investment Considerations" in TECO Energy's Annual Report on Form 10-K for the year ended Dec. 31, 1999, and reference is made thereto.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000:

         Tampa Electric Company's net income for the quarter ended June 30, 2000 was $39.7 million, up from $38.1 million for the three-month period ended June 30, 1999. The 4 percent increase over last year's net income reflects revenue growth at Tampa Electric and Peoples Gas System. Consolidated operating income from continuing operations was $56.5 million compared with last year's operating income of $54.3 million.

TAMPA ELECTRIC COMPANY - ELECTRIC DIVISION (TAMPA ELECTRIC)
         Tampa Electric's net income for the quarter increased approximately 3 percent, driven primarily by improved retail energy sales volumes, which were 6 percent higher for the quarter, partially offset by higher costs. Growth in retail customers was 3 percent. Expenses for the quarter increased, reflecting higher depreciation and accelerated maintenance expenses to enhance summer unit availability. Prior year results were favorably impacted by U.S. Department of Energy credits associated with the Polk Power Station, which expired at the end of 1999. Results for the current quarter include the favorable impact of cost recovery from the scrubber investment at Big Bend Station, which was placed into service in December 1999. A summary of the operating statistics for the three months ended June 30, 2000 and 1999 is below:

                                                OPERATING REVENUES                    KILOWATT-HOUR SALES
(in millions, except average customers)  ------------------------------         -------------------------------
THREE MONTHS ENDED JUNE 30,               2000        1999       CHANGE          2000         1999       CHANGE
                                         ------      ------      ------         -------      -------     ------
Residential                              $149.7      $135.5       10.5%         1,818.0      1,690.8       7.5%
Commercial                                 94.5        86.4        9.4%         1,412.6      1,332.5       6.0%
Industrial - Phosphate                     15.8        13.8       14.8%           340.3        317.3       7.2%
Industrial - Other                         16.0        13.9       15.2%           280.6        257.2       9.1%
Other sales of electricity                 24.2        21.5       12.6%           343.8        313.8       9.5%
Deferred and other revenues                 5.8         5.7        2.2%              --           --        --
                                         ------      ------                     -------      -------
                                          306.0       276.8       10.6%         4,195.3      3,911.6       7.3%
Sales for resale                           26.9        21.0       28.5%           631.2        522.2      20.9%
Other operating revenue                     7.5         6.6       12.7%              --           --        --
                                         -------     ------                     -------      -------
                                         $340.4      $304.4       11.9%         4,826.5      4,433.8       8.9%
                                         ======      ======                     =======      =======
Average customers                         557.6       540.9        3.1%
                                         ======      ======
System Net Input                                                                4,565.2      4,308.2       6.0%
                                                                                =======      =======

         A generator failure caused an unplanned outage at Tampa Electric's 385-megawatt Gannon Station Unit 6 on July 18, 2000. The unit is currently being repaired and is expected to be back in service by the end of 2000. Tampa Electric has been purchasing and expects to continue to purchase replacement power to meet peak loads until the unit returns to service. The estimated replacement power costs of approximately $20 million is expected to be fully recovered through the fuel adjustment cost recovery clause.

                                                                       FORM 10-Q

It is expected that most of the repair costs will be covered by insurance and the remaining amount will be capitalized. As a result, the outage is not expected to have a significant impact on Tampa Electric's operating income.

TAMPA ELECTRIC - NATURAL GAS DIVISION (PEOPLES GAS SYSTEM)
         Net income at Peoples Gas System (PGS) increased 19 percent to $4.1 million for the quarter ended June 30, 2000 compared with $3.4 million for the same period last year. The increase was driven by customer growth of 4 percent and corresponding higher volumes. Commercial volumes were up 5 percent, while residential volumes were down slightly. Lower margin sales to interruptible wholesale and electric power generation customers were up 23 percent. Depreciation was higher reflecting the company's continuing expansion efforts, while operation and maintenance expenses were essentially even with last year. A summary of the operating statistics for the three months ended June 30, 2000 and 1999 is below:


(in millions, except average customers)         OPERATING REVENUES                             THERMS
                                          -----------------------------           -----------------------------
THREE MONTHS ENDED JUNE 30,                2000        1999      CHANGE            2000         1999     CHANGE
                                          -----       -----      ------           -----        -----     ------
BY CUSTOMER SEGMENT:
Residential                               $13.5       $12.1       12.3%             9.8         10.3      -4.3%
Commercial                                 32.8        29.6       10.8%            67.5         64.4       4.7%
Industrial                                  3.6         3.0       20.2%            72.3         66.6       8.5%
Off system sales                           11.2         3.4         --             29.3         13.7        --
Power generation                            3.0         2.3       29.0%           109.3         90.5      20.7%
Other revenues                              7.3         6.3       16.0%              --           --        --
                                          -----       -----                       -----        -----
                                          $71.4       $56.7       26.0%           288.2        245.5      17.4%
                                          =====       =====                       =====        =====

BY SALES TYPE:
System supply                             $52.6       $42.5       23.6%            79.4         73.2       8.3%
Transportation                             11.5         7.9       46.9%           208.8        172.3      21.2%
Other revenues                              7.3         6.3       16.0%              --           --        --
                                          -----       -----                       -----        -----
                                          $71.4       $56.7       26.0%           288.2        245.5      17.4%
                                          =====       =====                       =====        =====

Average customers                         258.7       247.3        4.6%
                                          =====       =====

         The franchise agreement between the City of Lakeland and PGS expired on March 12, 2000. The City has suspended negotiations for a renewed agreement; however, normal operations in Lakeland have continued under the terms of the expired agreement. Lakeland provided approximately $2 million of PGS' annual operating revenues in 1999.

OTHER
         Allowance for other funds used during construction (AFUDC) was $0.7 million for the three months ended June 30, 2000, up from $0.2 million for the same period last year. AFUDC is expected to increase over the next several years reflecting Tampa Electric's generation expansion activities.
         Interest charges were $17.5 million for the three months ended June 30, 2000 compared to $16.0 million for the same period in 1999. Financing costs in the second quarter reflected increased short-term borrowings and higher interest rates on those borrowings.

SIX MONTHS ENDED JUNE 30, 2000:

         Tampa Electric Company's year-to-date net income was $76.8 million, up from $72.8 million for the six-month period ended June 30, 1999. The 5-percent increase over last year's net income reflects revenue growth at Tampa Electric and Peoples Gas System. Consolidated operating income from continuing operations was $110.4 million compared with $103.8 million last year.

                                                                       FORM 10-Q

TAMPA ELECTRIC COMPANY - ELECTRIC DIVISION (TAMPA ELECTRIC)
         Tampa Electric's year-to-date net income increased to $64.3 million, compared to $62.1 million for the same period last year. The approximate 4-percent increase was driven primarily by improved retail energy sales volumes, which were 7 percent higher year-to-date. Growth in retail customers was 3 percent. Year-to-date expenses increased over last year reflecting higher depreciation and accelerated maintenance expenses to enhance summer unit availability. Prior year results reflected U.S. Department of Energy credits associated with the Polk Power Station, which expired at the end of 1999. A summary of the operating statistics for the six months ended June 30, 2000 and 1999 is below:


                                                OPERATING REVENUES                    KILOWATT-HOUR SALES
(in millions, except average customers)  ------------------------------         -------------------------------
SIX MONTHS ENDED JUNE 30,                 2000        1999       CHANGE          2000         1999       CHANGE
                                         ------      ------      ------         -------      -------     ------
Residential                              $281.5      $255.8       10.0%         3,410.3      3,164.9       7.8%
Commercial                                177.2       164.3        7.8%         2,637.9      2,522.0       4.6%
Industrial - Phosphate                     30.0        24.9       20.8%           675.2        609.8      10.7%
Industrial - Other                         30.4        27.1       12.0%           539.5        503.1       7.2%
Other sales of electricity                 45.7        41.7        9.6%           646.1        606.2       6.6%
Deferred and other revenues                 3.8         1.1         --               --           --        --
                                          -----      ------                     -------      -------
                                          568.6       514.9       10.4%         7,909.0      7,406.0       6.8%
Sales for resale                           49.0        36.7       33.4%         1,146.0        872.1      31.4%
Other operating revenue                    15.4        13.6       13.8%              --           --        --
                                         ------      ------                     -------      -------
                                         $633.0      $565.2       12.0%         9,055.0      8,278.1       9.4%
                                         ======      ======                     =======      =======
Average customers                         556.9       540.9        3.0%
                                         ======      ======
System Net Input                                                                8,420.4      7,898.0       6.6%
                                                                                =======      =======

TAMPA ELECTRIC - NATURAL GAS DIVISION (PEOPLES GAS SYSTEM)
         Net income at Peoples Gas System (PGS) increased 17 percent to $12.5 million for the six months ended June 30, 2000 compared with $10.7 million for the same period last year. The increase was primarily driven by customer growth and corresponding higher volumes. Commercial volumes and residential volumes were up 9 percent and 11 percent, respectively, for the year. Lower margin sales to interruptible wholesale and electric power generation customers were up 26 percent year-to-date. Depreciation was higher reflecting the company's continuing expansion efforts while operation and maintenance expenses were slightly higher. A summary of the operating statistics for the six months ended June 30, 2000 and 1999 is below:


(in millions, except average customers)         OPERATING REVENUES                             THERMS
                                         ------------------------------           -----------------------------
SIX MONTHS ENDED JUNE 30,                 2000        1999       CHANGE            2000         1999     CHANGE
                                         ------     -------      ------           -----        -----     ------
BY CUSTOMER SEGMENT:
Residential                              $ 39.0     $  31.1       25.2%            33.7         30.3      11.3%
Commercial                                 71.1        66.5        7.1%           151.8        138.8       9.3%
Industrial                                  7.1         7.0        1.6%           152.4        143.6       6.1%
Off system sales                           20.4         3.9         --             59.5         15.9        --
Power generation                            5.5         4.8       14.5%           211.7        177.0      19.6%
Other revenues                             15.0        14.6        2.5%              --           --        --
                                         ------      ------                       -----        -----
                                         $158.1      $127.9       23.6%           609.1        505.6      20.5%
                                         ======      ======                       =====        =====
BY SALES TYPE:
System supply                            $118.6      $ 97.4       21.8%           183.3        159.5      14.9%
Transportation                             24.5        15.9       54.2%           425.8        346.1      23.0%
Other revenues                             15.0        14.6        2.5%              --           --        --
                                         ------      ------                       -----        -----
                                         $158.1      $127.9       23.6%           609.1        505.6      20.5%
                                         ======      ======                       =====        =====
Average customers                         258.6       247.5        4.5%
                                         ======      ======

                                                                       FORM 10-Q


OTHER
         Year-to-date allowance for other funds used during construction (AFUDC) was $1.0 million compared to $0.2 million for the same period in 1999. AFUDC is expected to increase over the next several years reflecting Tampa Electric's generation expansion activities.

         Interest charges were $34.7 million for the year-to-date period ended June 30, 2000 compared to $31.5 million for the same period in 1999. This increase is a result of higher borrowing levels and interest rates.

RECENT DEVELOPMENTS
         On May 3, 2000, the governor of Florida by executive order created a commission charged with proposing a comprehensive energy plan and strategy for the state. The 17 member Energy 2020 Study Commission will address issues including the current and future reliability of electric and natural gas supply, emerging energy supply and delivery options, electrical industry competition, environmental impacts of energy supply, energy conservation, and fiscal impacts of energy supply options on taxpayers and energy providers. The Commission will convene its first meeting in September 2000, and will provide a written report containing specific recommendations, including legislature recommendations, by December 1, 2001.

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

         In preparation for adoption of this Statement effective Jan. 1, 2001, the company has completed an analysis of the information required by FAS 133, and is continuing to evaluate and document all derivatives and hedging relationships. From time to time, Tampa Electric has entered into futures, swaps and options contracts to limit exposure to gas price increases at both the regulated natural gas utility, and to moderate its exposure to interest rate changes. The benefits of these arrangements are at risk only in the event of non-performance by the other party to the agreement, which the company does not anticipate. The company does not anticipate that the adoption of FAS 133 will significantly impact its financial statements since activity in derivatives has been relatively minimal and short-term in duration. Management will continue to evaluate all current and possible future uses of derivatives, including their effectiveness for hedging, and to apply appropriate procedures and methods for valuing them.

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

         A hypothetical 10-percent decrease in interest rates would not have a significant impact on the estimated fair value of Tampa Electric Company's long-term debt at June 30, 2000.

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

         From time to time, Peoples Gas System may enter into futures, swaps and options contracts to limit the effect of natural gas price increases on the prices it charges customers.

         Tampa Electric Company does not use derivatives or other financial products for speculative purposes.

                                                                       FORM 10-Q

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     EXHIBITS

         10.1 Form of Replacement Performance Shares Agreement between TECO Energy, Inc. and certain officers under the TECO Energy, Inc. 1996 Equity Incentive Plan.

         10.2 Form of Performance Shares Agreement between TECO Energy, Inc. and certain officers under the TECO Energy, Inc. 1996 Equity Incentive Plan.

         12      Ratio of earnings to fixed charges

         27 Financial data schedule - six months ended June 30, 2000. (EDGAR filing only)

        (b)      REPORTS ON FORM 8-K

                 The registrant did not file any Current Reports on Form 8-K for the quarter ended June 30, 2000.

                                                                       FORM 10-Q

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   TAMPA ELECTRIC COMPANY
                                                        (Registrant)




Date: Aug. 11, 2000                       *By: /s/     G. L. GILLETTE
                                               -------------------------------
                                                       G. L. GILLETTE
                                                  Vice President - Finance
                                                 and Chief Financial Officer
                                                (Principal Financial Officer)


                                INDEX TO EXHIBITS
EXHIBIT NO.        DESCRIPTION OF EXHIBITS                                                PAGE NO.

     10.1          Form of Replacement Performance Shares Agreement between TECO             16
                   Energy, Inc. and certain officers under the TECO Energy, Inc.
                   1996 Equity Incentive Plan.

     10.2          Form of Performance Shares Agreement between TECO Energy, Inc.            21
                   and certain officers under the TECO Energy, Inc. 1996 Equity
                   Incentive Plan.

     12            Ratio of earnings to fixed charges                                        26

     27            Financial data schedule - six months ended
                   June 30, 2000. (EDGAR filing only)                                       --