Form 10-Q
period 2000-09-30
TAMPA ELECTRIC CO
filed 2000-11-14
CIK 96271

===============================================================================




                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended                  Sept. 30, 2000
                              -------------------------------------------------


                                       OR


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period _____ to _____

Commission File Number 1-5007


                             TAMPA ELECTRIC COMPANY
                             ----------------------
             (Exact name of registrant as specified in its charter)


             FLORIDA                                           59-0475140
             -------                                           ----------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                          Identification Number)


          702 N. FRANKLIN STREET, TAMPA, FLORIDA              33602
          --------------------------------------              -----
         (Address of principal executive offices)           (Zip Code)


Registrant's telephone number, including area code:       (813) 228-4111
                                                   ----------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       YES [X]                     NO [_]


Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (Oct. 31, 2000):

                       Common Stock, Without Par Value 10


The registrant meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                      Index to Exhibits Appears on Page 17
                                  Page 1 of 18

                                                                      FORM 10-Q




                         PART I. FINANCIAL INFORMATION


Item 1.  Condensed Financial Statements

         In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments which are of a recurring nature and necessary to present fairly the financial position of Tampa Electric Company as of Sept. 30, 2000 and 1999, and the results of operations and cash flows for the three- and nine-month periods ended Sept. 30, 2000 and 1999. The results of operations for the three- and nine-month periods ended Sept. 30, 2000 are not necessarily indicative of the entire fiscal year ending Dec. 31, 2000. Reference should be made to the explanatory notes affecting the income and balance sheet accounts contained in Tampa Electric Company's Annual Report on Form 10-K for the year ended Dec. 31, 1999 and to the notes on pages 7 and 8 of this report.

                          CONSOLIDATED BALANCE SHEETS
                                   UNAUDITED
                                 (in millions)



                                                       SEPT. 30,    DEC. 31,
                                                         2000         1999
                                                       --------     --------
                                    ASSETS

PROPERTY, PLANT AND EQUIPMENT, AT ORIGINAL COST
     Utility plant in service
        Electric                                       $4,011.4     $3,892.1
        Gas                                               641.5        590.0
     Construction work in progress                        101.7         81.6
                                                       --------     --------
                                                        4,754.6      4,563.7
     Accumulated depreciation                          (1,898.9)    (1,818.7)
                                                       --------     --------
                                                        2,855.7      2,745.0
     Other property                                         8.5          7.9
                                                       --------     --------
                                                        2,864.2      2,752.9
                                                       --------     --------
CURRENT ASSETS
     Cash and cash equivalents                              1.1         26.1
     Receivables, less allowance for uncollectibles       192.2        147.1
     Inventories, at average cost
        Fuel                                               63.0         73.2
        Materials and supplies                             50.9         49.0
     Prepayments                                           15.9         10.9
                                                       --------     --------
                                                          323.1        306.3
                                                       --------     --------
DEFERRED DEBITS
     Unamortized debt expense                              13.3         14.2
     Deferred income taxes                                125.9        121.6
     Regulatory asset - tax related                        41.4         42.9
     Other                                                 98.9         84.6
                                                       --------     --------
                                                          279.5        263.3
                                                       --------     --------
                                                       $3,466.8     $3,322.5
                                                       ========     ========



                            LIABILITIES AND CAPITAL

CAPITAL
     Common stock                                      $1,148.1     $1,043.1
     Retained earnings                                    323.6        283.9
                                                       --------     --------
                                                        1,471.7      1,327.0
LONG-TERM DEBT, LESS AMOUNT DUE WITHIN ONE YEAR           790.0        690.3
                                                       --------     --------
                                                        2,261.7      2,017.3
                                                       --------     --------
CURRENT LIABILITIES
     Long-term debt due within one year                    55.2         84.8
     Notes payable                                        104.7        271.2
     Accounts payable                                     174.1        163.8
     Customer deposits                                     81.5         79.9
     Interest accrued                                      36.6         12.9
     Taxes accrued                                        139.6         30.9
                                                       --------     --------
                                                          591.7        643.5
                                                       --------     --------
DEFERRED CREDITS
     Deferred income taxes                                412.7        458.3
     Investment tax credits                                37.1         40.5
     Regulatory liability-tax related                      50.8         56.1
     Other                                                112.8        106.8
                                                       --------     --------
                                                          613.4        661.7
                                                       --------     --------
                                                       $3,466.8     $3,322.5
                                                       ========     ========


The accompanying notes are an integral part of the consolidated financial statements.

                       CONSOLIDATED STATEMENTS OF INCOME
                                   UNAUDITED
                                 (in millions)



FOR THE THREE MONTHS ENDED SEPT. 30,                           2000      1999
                                                              ------    ------

REVENUES
   Electric                                                   $391.6    $366.2
   Gas                                                          72.0      57.2
                                                              ------    ------
                                                               463.6     423.4
                                                              ------    ------
OPERATING EXPENSES
   Operation
     Fuel                                                       80.4      89.7
     Purchased power                                            75.6      48.2
     Natural gas sold                                           38.5      26.3
     Other                                                      56.6      54.2
   Maintenance                                                  20.6      21.3
   Depreciation                                                 46.8      42.7
   Taxes-Federal and state income                               33.8      28.1
   Taxes-Other than income                                      29.6      30.0
                                                              ------    ------
                                                               381.9     340.5
                                                              ------    ------

OPERATING INCOME                                                81.7      82.9

OTHER INCOME (EXPENSE)                                           1.3      (9.3)
                                                              ------    ------

INCOME BEFORE INTEREST CHARGES                                  83.0      73.6
                                                              ------    ------

INTEREST CHARGES
   Interest on long-term debt                                   12.9      12.9
   Other interest                                               12.1      15.4
                                                              ------    ------
                                                                25.0      28.3
                                                              ------    ------

NET INCOME                                                    $ 58.0    $ 45.3
                                                              ======    ======



The accompanying notes are an integral part of the consolidated financial statements.

                       CONSOLIDATED STATEMENTS OF INCOME
                                   UNAUDITED
                                 (in millions)



FOR THE NINE MONTHS ENDED SEPT. 30,                        2000         1999
                                                         --------     --------

REVENUES
   Electric                                              $1,024.2     $  931.2
   Gas                                                      230.1        185.1
                                                         --------     --------
                                                          1,254.3      1,116.3
                                                         --------     --------
OPERATING EXPENSES
   Operation
     Fuel                                                   244.6        227.2
     Purchased power                                        143.2        109.8
     Natural gas sold                                       115.2         79.0
     Other                                                  174.8        159.7
   Maintenance                                               80.1         65.3
   Depreciation                                             135.6        127.2
   Taxes-Federal and state income                            77.7         70.9
   Taxes-Other than income                                   91.0         90.5
                                                         --------     --------
                                                          1,062.2        929.6
                                                         --------     --------

OPERATING INCOME                                            192.1        186.7

OTHER INCOME (EXPENSE)                                        2.4         (8.8)
                                                         --------     --------

INCOME BEFORE INTEREST CHARGES                              194.5        177.9
                                                         --------     --------

INTEREST CHARGES
   Interest on long-term debt                                38.2         38.5
   Other interest                                            21.5         21.2
                                                         --------     --------
                                                             59.7         59.7
                                                         --------     --------

NET INCOME                                               $  134.8     $  118.2
                                                         ========     ========



The accompanying notes are an integral part of the consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED
                                 (in millions)

FOR THE NINE MONTHS ENDED SEPT. 30,                           2000       1999
                                                             ------     ------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                   $134.8     $118.2
     Adjustments to reconcile net income to net cash
       Depreciation                                           135.6      127.2
       Deferred income taxes                                  (53.6)      (8.4)
       Investment tax credits, net                             (3.4)      (3.4)
       Allowance for funds used during construction            (1.9)      (0.8)
       Deferred revenue                                          --        9.0
       Deferred recovery clause                               (31.9)     (29.7)
       Refund to customers                                     (3.8)        --
       Charges, pretax                                           --       14.8
       Receivables, less allowance for uncollectibles         (45.1)     (31.2)
       Inventories                                              8.3       13.9
       Taxes accrued                                          108.7       67.1
       Interest accrued                                        23.7        1.3
       Accounts payable                                        10.3      (37.7)
       Other                                                   25.6       14.1
                                                             ------     ------
                                                              307.3      254.4
                                                             ------     ------
CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures                                    (248.1)    (214.8)
     Allowance for funds used during construction               1.9        0.8
                                                             ------     ------
                                                             (246.2)    (214.0)
                                                             ------     ------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from contributed capital from parent            105.0       12.0
     Proceeds from long-term debt                             154.5         --
     Repayment of long-term debt                              (84.0)      (3.8)
     Net increase (decrease) in short-term debt              (166.5)      43.4
     Payment of dividends                                     (95.1)     (94.1)
                                                             ------     ------
                                                              (86.1)     (42.5)
                                                             ------     ------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          (25.0)      (2.1)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD               26.1        0.8
                                                             ------     ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $  1.1     $ (1.3)
                                                             ======     ======



The accompanying notes are an integral part of the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. Tampa Electric Company (the company) is a wholly owned subsidiary of TECO Energy, Inc.


B. The company has made certain commitments in connection with its continuing construction program. Total construction expenditures during 2000 are estimated to be $268 million for its electric division (referred to as Tampa Electric) and $78 million for its natural gas division (referred to as Peoples Gas System). Tampa Electric Company is a potentially responsible party for certain superfund sites and, through its Peoples Gas System division, for certain former manufactured gas plant sites. While the joint and several liability associated with these sites presents the potential for significant response costs, the company estimates its ultimate financial liability at approximately $20 million over the next 10 years. The environmental remediation costs associated with these sites are not expected to have a significant impact on customer prices.


C. Revenues reflected the reversal of $2.8 million of revenues previously deferred for future refund to customers for the three-month period ended Sept. 30, 1999, and the deferral for refund to customers of $1.1 million in the nine-month period ended Sept. 30, 1999, associated with 1999 earnings at Tampa Electric. These deferred revenues resulted from Tampa Electric's regulatory agreement that ended on Dec. 31, 1999. On Aug. 1, 2000, the FPSC approved a stipulation entered into by the Office of Public Counsel (OPC), Florida Industrial Power Users Group (FIPUG), and Tampa Electric settling the deferred revenue refund amount for 1997 and 1998. Tampa Electric began a $13 million refund to its customers on Sept. 1, 2000 which will continue until Dec. 31, 2000. The amount of this refund is essentially the same as the amount originally approved by the FPSC for the years 1997 and 1998. On Oct. 12, 2000, the FPSC staff issued its recommendation for the 1999 refund amount of $6.1 million. OPC disagreed with the staff's recommendation stating, that the refund should be $8.3 million higher as a result of corporate income tax provisions and settlements related to prior years' tax returns. Tampa Electric estimates the refund to be $4.3 million. The final decision may not be made until 2001.


D. In the third quarter of 1999, the company recognized certain charges totaling $10.2 million after tax at the electric division. A one-time charge of $10.5 million ($6.4 million after-tax), was recorded based on Florida Public Service Commission (FPSC) audits of Tampa Electric's 1997 and 1998 earnings, which among other things, limited its equity ratio to 58.7 percent, a decrease of 91 basis points and 224 basis points from 1997's and 1998's ratios, respectively. The company also recorded a one-time after-tax charge of $3.8 million in the third quarter of 1999 reflecting corporate income tax provisions and settlements related to prior years' tax returns.


E. On Aug. 21, 2000, Tampa Electric Company issued $150 million of Reset Put Securities (the Tampa Electric Notes) due 2015. The Tampa Electric Notes are subject to mandatory tender on Sept. 1, 2002, at which time they will be remarketed or redeemed. The coupon rate for the initial term is 7.375%. If the remarketing agent appointed by Tampa Electric Company in connection with the issue of the Tampa Electric Notes exercises its right to purchase the Tampa Electric Notes on Sept. 1, 2002, for the following ten years the Tampa Electric Notes will bear interest at an annual rate of 5.75% plus a premium based on Tampa Electric Company's then current credit spread above United States Treasury Notes with ten years to maturity. Otherwise, the Tampa Electric Notes may be remarketed for periods selected by Tampa Electric Company at fixed or floating market rates of interest. Net proceeds to Tampa Electric Company were 102.8 percent of the principal amount and included a premium paid to Tampa Electric Company by the remarketing agent for the right to purchase the Tampa Electric Notes in 2002 which is being amortized over two years. Proceeds from the Tampa Electric Note issuance were used to repay short-term debt and for general corporate purposes.

F.                CONTRIBUTION BY OPERATING DIVISION
                  (in millions)

                                                    OPERATING     NET
                                                    REVENUES      INCOME      INCOME
                                                    --------     --------    --------

THREE MONTHS ENDED SEPT. 30, 2000
          Electric division (1)                     $  391.8     $   75.8    $   54.7
          Peoples Gas System (3)                        72.0          5.9         3.3
                                                    --------     --------    --------
                                                       463.8         81.7        58.0
          Other and eliminations                        (0.2)          --          --
                                                    --------     --------    --------
          Tampa Electric Company                    $  463.6     $   81.7    $   58.0
                                                    ========     ========    ========

         THREE MONTHS ENDED SEPT. 30, 1999
          Electric division (1) (2) (4)             $  358.6     $   65.5    $   53.0
          Peoples Gas System (3)                        57.2          4.9         2.5
                                                    --------     --------    --------
                                                       415.8         70.4        55.5
          Other and eliminations (5)                     7.6         12.5       (10.2)
                                                    --------     --------    --------
          Tampa Electric Company                    $  423.4     $   82.9    $   45.3
                                                    ========     ========    ========


         NINE MONTHS ENDED SEPT. 30, 2000
          Electric division (1)                     $1,024.8     $  167.6    $  118.9
          Peoples Gas System (3)                       230.1         24.5        15.9
                                                    --------     --------    --------
                                                     1,254.9        192.1       134.8
          Other and eliminations                        (0.6)          --          --
                                                    --------     --------    --------
          Tampa Electric Company                    $1,254.3     $  192.1    $  134.8
                                                    ========     ========    ========

         NINE MONTHS ENDED SEPT. 30, 1999
          Electric division (1) (2) (4)             $  923.8     $  153.1    $  115.1
          Peoples Gas System (3)                       185.1         21.1        13.3
                                                    --------     --------    --------
                                                     1,108.9        174.2       128.4
          Other and eliminations (5)                     7.4         12.5       (10.2)
                                                    --------     --------    --------
          Tampa Electric Company                    $1,116.3     $  186.7    $  118.2
                                                    ========     ========    ========


         (1) Operating income is net of income tax expense of $32.2 million and $68.2 million, respectively, for the three and nine months ended Sept. 30, 2000, and $26.7 million and $62.3 million, respectively, for the three and nine months ended Sept. 30, 1999.

         (2) The electric division revenues reflect the reversal of $2.8 million of previous deferrals for refund to customer for the three-month period ended Sept. 30, 1999, and deferral of $1.1 million for the nine months ended Sept. 30, 1999. (See Note C on page 7.)

         (3) Operating income is net of income tax expense of $1.6 million and $9.5 million, respectively, for the three and nine months ended Sept. 30, 2000, and $1.5 million and $8.6 million, respectively, for the three and nine months ended Sept. 30, 1999.

         (4) Revenues and operating income exclude a $7.9 million benefit related to the charges discussed in Note D on page 7. Net income excludes the after-tax impact of the charges totaling $10.2 million, as discussed in Note D on page 7.

         (5) After-tax charges for the three- and nine-month periods ended Sept. 30, 1999 totaled $10.2 million as discussed in Note D on page 7. The $3.8 million of corporate income tax settlements and provisions included a $7.9 million benefit to revenues.

ITEM 2.  MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

         This Quarterly Report on Form 10-Q contains forward-looking statements which are subject to the inherent uncertainties in predicting future results and conditions. Certain factors that could cause actual results to differ materially from those projected in these forward-looking statements include the following: interest rates and other factors that could impact Tampa Electric Company's ability to obtain access to sufficient capital on satisfactory terms; general economic conditions, particularly those in Tampa Electric's service area affecting energy sales; weather variations affecting energy sales and operating costs; potential competitive changes in the electric and gas industries, particularly in the area of retail competition; regulatory actions affecting Tampa Electric and Peoples Gas System; commodity price changes affecting the competitive positions of Tampa Electric and Peoples Gas System; and changes in and compliance with environmental regulations that may impose additional costs or curtail some activities. Some of these factors are discussed more fully under "Investment Considerations" in TECO Energy's Annual Report on Form 10-K for the year ended Dec. 31, 1999, and reference is made thereto.


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPT. 30, 2000:

         Tampa Electric Company's net income for the quarter ended Sept. 30, 2000 was $58.0 million, up from $55.5 million recorded before charges for the three-month period ended Sept. 30, 1999. The third quarter 1999 net income including charges of $10.2 million was $45.3 million. These charges are discussed in Note D on page 7. The 4 percent increase over last year's net income reflects the continued strong customer growth at Tampa Electric and Peoples Gas System.


TAMPA ELECTRIC COMPANY - ELECTRIC DIVISION (TAMPA ELECTRIC)

         Tampa Electric's net income for the third quarter was $54.7 million, compared with $53.0 million excluding charges, for the same period last year. Net income for 1999 including the charges discussed in note D on page 7 was $42.8 million. The company showed improved results from strong customer growth of more than 3 percent and energy sales growth of 3 percent. Expenses for the three months ended Sept. 30, 2000 reflected higher depreciation due to the scrubber addition at Big Bend. Purchased power costs were higher than last year primarily due to unit availability decreases as a result of the outage at Gannon 6. Also included in Tampa Electric's third quarter 2000 results was a $4.5 million after-tax provision for interest associated with income tax disputes. A summary of the operating statistics for the three months ended Sept. 30, 2000 and 1999 is below:

                                              OPERATING REVENUES                      KILOWATT-HOUR SALES
(in millions, except average customers)  ------------------------------        --------------------------------
THREE MONTHS ENDED SEPT. 30,               2000        1999      CHANGE          2000         1999       CHANGE
----------------------------             --------     -------    ------        --------     --------     ------

Residential                              $  186.8    $  174.2       7.3%       2,251.0      2,224.8         1.2%
Commercial                                  104.9        96.3       8.9%       1,531.2      1,507.5         1.6%
Industrial - Phosphate                       17.0        17.7      -4.2%         295.4        301.3        -1.9%
Industrial - Other                           16.7        15.4       9.1%         275.1        263.4         4.4%
Other sales of electricity                   25.0        23.3       7.2%         353.8        350.8         0.8%
Deferred and other revenues                   1.4         6.0     -77.1%            --           --          --
                                         --------    --------                  -------      -------
                                            351.8       332.9       5.7%       4,706.5      4,647.8         1.3%
Sales for resale                             32.0        26.3      21.7%         764.2        664.7        15.0%
Other operating revenue                       8.0         7.3       8.8%            --           --          --
                                         --------    --------                  -------      -------
                                         $  391.8    $  366.5       6.9%       5,470.7      5,312.5         3.0%
                                         ========    ========                  =======      =======
Average customers                           560.5       543.3       3.2%
                                         ========    ========
System Net Input                                                               5,071.8      4,975.4         1.9%
                                                                               =======      =======


TAMPA ELECTRIC - NATURAL GAS DIVISION (PEOPLES GAS SYSTEM)

         Peoples Gas System (PGS) reported net income of $3.3 million for the quarter, compared with $2.5 million last year. The increase was primarily driven by customer growth of almost 5 percent, along with commercial gas sales to new customers in Southwest Florida and increased volumes for electric power generators. A summary of the operating statistics for the three months ended Sept. 30, 2000 and 1999 is below:


                                               OPERATING REVENUES                   THERMS
(in millions, except average customers)  ----------------------------     ---------------------------
THREE MONTHS ENDED SEPT. 30,              2000     1999       CHANGE      2000      1999       CHANGE
----------------------------             ------    ----       ------      ----      ----       ------

BY CUSTOMER SEGMENT:
Residential                              $ 12.5    $ 11.4        9.7%       8.0       8.2       -1.6%
Commercial                                 32.4      27.4       18.4%      61.9      63.1       -1.9%
Industrial                                  2.6       2.9       -9.0%      59.2      61.0       -2.9%
Off system sales                           14.5       7.1         --       30.0      23.6       26.7%
Power generation                            2.6       2.6       -3.5%     126.4     121.4        4.1%
Other revenues                              7.4       5.8       28.5%        --        --         --
                                         ------    ------                 -----     ----
                                         $ 72.0    $ 57.2       25.8%     285.5     277.3        3.0%
                                         ======    ======                 =====     =====

BY SALES TYPE:
System supply                            $ 53.6    $ 40.1       33.8%      72.0      66.0        9.1%
Transportation                             11.0      11.3       -3.6%     213.5     211.3        1.1%
Other revenues                              7.4       5.8       28.5%        --        --         --
                                         ------    ------                 -----     ----
                                         $ 72.0    $ 57.2       25.8%     285.5     277.3        3.0%
                                         ======    ======                 =====     =====

Average customers                         257.4     246.2        4.6%
                                          =====    ======



OTHER

         In the third quarter of 1999, Tampa Electric recorded a $10.0 million pretax charge to Other Income (Expense) related to FPSC audits of years 1997 and 1998. (See Note D on page 7.)

         Allowance for other funds used during construction (AFUDC) was $0.6 million for the three months ended Sept. 30, 2000 and 1999. AFUDC is expected to increase over the next several years reflecting Tampa Electric's generation expansion activities.

         Interest charges were $25.0 million for the three months ended Sept. 30, 2000 compared to $28.3 million for the same period in 1999. Financing costs for the third quarter of 2000 reflected higher borrowing levels and higher interest rates. Third quarter 2000 interest charges include a pretax charge of $7.4 million recorded at Tampa Electric for interest associated with income tax disputes. Prior year results included pretax charges to interest expense totaling $12.7 million primarily associated with tax adjustments and settlements as discussed in Note D on page 7.


NINE MONTHS ENDED SEPT. 30, 2000:

         Tampa Electric Company's year-to-date net income was $134.8 million, up from $128.4 million recorded before charges for the nine-month period ended Sept. 30, 1999. Net income for the nine months ended Sept. 30, 1999 including charges of $10.2 million was $118.2 million. These charges are discussed in Note D on page 7. The 5-percent increase over last year's net income, as noted in the third quarter results discussion above, reflected the continued strong customer growth at Tampa Electric and Peoples Gas System.

TAMPA ELECTRIC COMPANY - ELECTRIC DIVISION (TAMPA ELECTRIC)

         Tampa Electric's year-to-date net income was $118.9 million compared to $115.1 million for the same period last year. The Company showed improved results from strong customer growth year-to-date of 3 percent and energy sales growth of almost 7 percent. Year-to-date retail energy sales were 5 percent above 1999 levels driven by customer growth and increased usage by residential and commercial customers. Higher expenses year-to-date reflected the increased scrubber depreciation and higher maintenance expenses associated with improving summer unit availability. Purchased power costs were higher than last year primarily due to unit availability decreases as a result of the outage at Gannon 6. In addition, last year's results reflected U.S. Department of Energy credits associated with Polk Power Station which expired at the end of 1999. Also included in Tampa Electric's current year-to-date results was a $4.5 million after-tax provision for interest associated with income tax disputes. A summary of the operating statistics for the nine months ended Sept. 30, 2000 and 1999 is below:


                                                 OPERATING REVENUES                    KILOWATT-HOUR SALES
(in millions, except average customers)    --------------------------------        --------------------------------
NINE MONTHS ENDED SEPT. 30,                  2000        1999      CHANGE          2000         1999       CHANGE
                                           -------     -------     ------        --------     --------     ------

Residential                              $  468.3      $430.0        8.9%         5,661.3      5,389.7       5.0%
Commercial                                  282.1       260.7        8.2%         4,169.1      4,029.5       3.5%
Industrial - Phosphate                       47.0        42.6       10.4%           970.6        911.0       6.5%
Industrial - Other                           47.2        42.5       10.9%           814.7        766.5       6.3%
Other sales of electricity                   70.6        64.9        8.7%           999.8        957.0       4.5%
Deferred and other revenues                   5.2         7.1      -26.6%              --           --        --
                                         --------      ------                    --------     --------
                                            920.4       847.8        8.6%        12,615.5     12,053.7       4.7%
Sales for resale                             81.0        63.0       28.5%         1,910.2      1,536.9      24.3%
Other operating revenue                      23.4        20.9       12.1%              --           --        --
                                         --------      ------                    --------     --------
                                         $1,024.8      $931.7       10.0%        14,525.7     13,590.6       6.9%
                                         ========      ======                    ========     ========
Average customers                           558.1       541.7        3.0%
                                         ========      ======
System Net Input                                                                 13,492.2     12,873.5       4.8%
                                                                                 ========     ========


         A generator failure caused an unplanned outage at Tampa Electric's 385-megawatt Gannon Station Unit 6 on July 18, 2000. The unit is currently being repaired and is expected to be back in service by the end of 2000. Tampa Electric has been purchasing and expects to continue to purchase replacement power to meet peak loads until the unit returns to service. The estimated replacement power costs of approximately $20 million is expected to be fully recovered through the fuel cost recovery clause. It is expected that most of the repair costs will be covered by insurance and the remaining amount will be capitalized. As a result, the outage is not expected to have a significant impact on Tampa Electric's operating income.

TAMPA ELECTRIC - NATURAL GAS DIVISION (PEOPLES GAS SYSTEM)

         Net income at Peoples Gas System (PGS) improved almost 20 percent over last year, with net income increasing to $15.9 million from $13.3 million for the same period last year. Year-to-date customer growth of almost 5 percent and normal winter weather contributed to higher retail gas sales. Commercial volumes and residential volumes were up 6 percent and 9 percent, respectively, for the year. Depreciation was higher reflecting the company's continuing expansion efforts, and operation and maintenance expenses were slightly higher. A summary of the operating statistics for the nine months ended Sept. 30, 2000 and 1999 is below:


                                               OPERATING REVENUES                            THERMS
(in millions, except average customers)  ------------------------------        --------------------------------
NINE MONTHS ENDED SEPT. 30,                2000        1999      CHANGE          2000         1999       CHANGE
---------------------------              -------      ------     ------        --------     --------     ------

BY CUSTOMER SEGMENT:
Residential                              $  51.5      $ 42.5     21.0%            41.7         38.4       8.6%
Commercial                                 103.6        93.9     10.4%           213.7        201.9       5.8%
Industrial                                   9.7         9.9     -1.5%           211.6        204.6       3.4%
Off system sales                            34.8        11.0       --             89.5         39.6        --
Power generation                             8.1         7.4      8.1%           338.1        298.4      13.3%
Other revenues                              22.4        20.4      9.9%              --           --       --
                                         -------      ------                     -----        -----
                                          $230.1      $185.1     24.3%           894.6        782.9      14.3%
                                         =======      ======                     =====        =====
BY SALES TYPE:
System supply                             $172.3      $137.5     25.3%           255.3        225.5      13.2%
Transportation                              35.4        27.2     30.1%           639.3        557.4      14.7%
Other revenues                              22.4        20.4      9.9%              --           --        --
                                          ------      ------                     -----        -----
                                          $230.1      $185.1     24.3%           894.6        782.9      14.3%
                                          ======      ======                     =====        =====

Average customers                          258.2       247.1      4.5%
                                           =====      ======


         On Aug. 11, 2000, the City of Lakeland filed a Complaint for Declaratory and Injunctive Relief against Tampa Electric Company d/b/a Peoples Gas System seeking an interpretation of the City's rights to acquire Peoples' facilities under the franchise and seeking restrictions on the Company's rights to expand its facilities to serve customers. Peoples responded with a Motion to Dismiss Complaint filed on Aug. 31, 2000. Legal arguments on Peoples' Motion to dismiss was heard on Oct. 23, 2000. The Court has required that the City file an amended complaint, and the City has withdrawn both the receivership and temporary injunction counts from its Complaint. Although the franchise expired on March 11, 2000, Peoples continues to serve its customers located within the City's corporate limits.


OTHER

         In the third quarter of 1999, Tampa Electric recorded a $10.0 million pretax charge to Other Income (Expense) related to FPSC audits of years 1997 and 1998. (See Note D on page 7.)

         Year-to-date allowance for other funds used during construction (AFUDC) was $1.9 million compared to $0.8 million for the same period in 1999. AFUDC is expected to increase over the next several years reflecting Tampa Electric's generation expansion activities.

         Interest charges were $59.7 million for the year-to-date periods ended Sept. 30, 2000 and 1999. Financing costs were higher for 2000 reflecting higher borrowing levels and higher interest rates. Current year results included a pretax charge of $7.4 million recorded at Tampa Electric for interest primarily associated with income tax disputes. Prior year results included pretax charges to interest expense totaling $12.7 million primarily associated with tax adjustments and settlements as discussed in Note D on page 7.


RECENT DEVELOPMENTS

         Fitch and Standard & Poor's in July 2000 and October 2000, respectively, lowered the ratings of Tampa Electric Company. The resulting ratings are as follows:
                                        FITCH           STANDARD & POOR'S
                                        -----           -----------------
         Senior Secured                   AA                   A
         Senior Unsecured                 AA-                  A

         On Oct. 16, 2000, Tampa Electric Company, along with Florida Power & Light Company and Florida Power Corporation, filed with the Federal Energy Regulatory Commission (FERC) to create a regional transmission organization
(RTO) to serve peninsular Florida. The RTO will be known as GridFlorida LLC. As proposed,

GridFlorida LLC would independently control the transmission assets of the three filing utilities, as well as other utilities in the region that choose to join. The filing is in response to FERC's Order No. 2000, issued in December 1999, which requires all investor-owned electric utilities subject to FERC regulation to file a proposal to create or join an RTO, or describe any barriers to joining or forming such a group. Proposed RTO's are required to begin operations by Dec. 15, 2001. Following this filing, the three utilities and other stakeholders will continue the collaborative process, with another filing scheduled for Dec. 15, 2000, which will contain additional details of the proposed RTO.

         On May 3, 2000, the governor of Florida, by executive order, created a commission charged with proposing a comprehensive energy plan and strategy for the state. The 17-member Energy 2020 Study Commission will address issues including the current and future reliability of electric and natural gas supply, emerging energy supply and delivery options, electrical industry competition, environmental impacts of energy supply, energy conservation, and fiscal impacts of energy supply options on taxpayers and energy providers. The Commission held its first meeting in September 2000, and established as its first priority to look at the creation of a wholesale competitive electricity market in Florida. The Commission intends to make preliminary determinations by year's end, which would permit the Study Commission to make policy recommendations for consideration during the 2001 Legislative Session. The Governor's Executive Order requires the Study Commission to issue its final report dealing with wholesale and retail restructuring issues and associated matters by December 2001.


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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

         Tampa Electric Company is exposed to changes in interest rates primarily as a result of its borrowing activities. A hypothetical 10-percent increase in Tampa Electric Company's weighted average interest rate on its variable rate debt would have an estimated $2 million impact on Tampa Electric Company's pretax earnings over the next fiscal year.

         A hypothetical 10-percent decrease in interest rates would not have a significant impact on the estimated fair value of Tampa Electric Company's long-term debt at Sept. 30, 2000.

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

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)    EXHIBITS

  12     Ratio of earnings to fixed charges

  27 Financial data schedule - nine months ended Sept. 30, 2000. (EDGAR filing only)


  (b)    REPORTS ON FORM 8-K

         The registrant filed a Current Report on form 8-K dated Aug. 16, 2000, reporting under "Item 5. Other Events" that Tampa Electric Company had entered into a Purchase Agreement with Morgan Stanley & Co. Incorporated and Chase Securities Inc. (Collectively, the "Underwriters") for the sale to the Underwriters of $150 million principal amount of 7 3/8% Reset Put Securities due 2015.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                               TAMPA ELECTRIC COMPANY
                                                    (Registrant)




Date: Nov. 14, 2000                           *By: /s/ G. L. GILLETTE
                                          --------------------------------
                                                   G. L. GILLETTE
                                              Vice President - Finance
                                            and Chief Financial Officer
                                           (Principal Financial Officer)

                               INDEX TO EXHIBITS



EXHIBIT NO.        DESCRIPTION OF EXHIBITS                             PAGE NO.

   12              Ratio of earnings to fixed charges                     18

   27              Financial data schedule - nine months ended
                     Sept. 30, 2000.  (EDGAR filing only)                 --