Form 10-K405
period 2000-12-31
TAMPA ELECTRIC CO
filed 2001-03-28
CIK 96271

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)

[X} Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the fiscal year ended December 31, 2000

                                      OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the transition period from _________ to ________

         Commission File Number 1-5007

                             TAMPA ELECTRIC COMPANY
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               FLORIDA                                    59-0475140
    -------------------------------                    ----------------
    (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                  Identification  Number)

              TECO PLAZA
         702 N. FRANKLIN STREET
            TAMPA, FLORIDA                                              33602
 ----------------------------------------                           ----------
 (Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code: (813)228-4111
                                                    -------------

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

                               YES [X]    NO  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 28, 2001 was zero.

As of February 28, 2001, there were 10 shares of the registrant's common stock issued and outstanding, all of which were held, beneficially and of record, by TECO Energy, Inc.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

The registrant meets the conditions set forth in General Instruction (I) (1) (a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

                      Index to Exhibits appears on page 44
                                  Page 1 of 46

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

         Tampa Electric Company is a public utility operating within the state of Florida. Through its Tampa Electric division (Tampa Electric), it is engaged in the generation, purchase, transmission, distribution and sale of electric energy; through its Peoples Gas System division (PGS), it is engaged in the purchase, distribution and sale of natural gas for residential, commercial, industrial and electric power generation customers wholly in the State of Florida.

         Tampa Electric's retail electric service territory comprises an area of about 2,000 square miles in West Central Florida, including Hillsborough County and parts of Polk, Pasco and Pinellas Counties, and has an estimated population of over one million. Tampa Electric provides electric service to more than 568,000 customers. The principal communities served are Tampa, Winter Haven, Plant City and Dade City. In addition, Tampa Electric engages in wholesale sales to utilities and other resellers of electricity. It has three electric generating stations in or near Tampa, one electric generating station in southwestern Polk County, Florida and two electric generating stations (one of which is on long-term standby) located near Sebring, a city located in Highlands County in South Central Florida.

         PGS, with more than 262,000 customers, has operations in Florida's major metropolitan areas. Annual natural gas throughput (the amount of gas delivered to its customers including transportation only service) in 2000 was
1.1 billion therms.

         Power Engineering & Construction, Inc. (PEC), a Florida corporation formed in late 1996, is a wholly owned subsidiary of Tampa Electric Company and is engaged in engineering and construction services with principal focus on power facilities not owned or operated by Tampa Electric. Operations of PEC in 2000 were not significant.

TAMPA ELECTRIC--ELECTRIC OPERATIONS

         Tampa Electric had 2,885 employees as of Dec. 31, 2000, of which 1,019 were represented by the International Brotherhood of Electrical Workers (IBEW) and 347 by the Office and Professional Employees International Union (OPEIU).

         In 2000, approximately 45 percent of Tampa Electric's total operating revenue was derived from residential sales, 28 percent from commercial sales, 9 percent from industrial sales and 18 percent from other sales including bulk power sales for resale.

         The sources of electric operating revenue and megawatt-hour sales for 2000 were as follows:

Operating revenue
(millions)                                         2000
                                                ---------
Residential                                      $  613.3
Commercial                                          377.1
Industrial-Phosphate                                 61.6
Industrial-Other                                     62.6
Other retail sales of electricity                    95.0
Sales for resale                                    109.1
Deferred revenues                                      --
Other                                                35.1
                                                ---------
                                                 $1,353.8
                                                =========

Megawatt-hour Sales
(thousands)                                        2000
                                                ---------
Residential                                         7,369
Commercial                                          5,541
Industrial                                          2,390
Other retail sales of electricity                   1,338
Sales for resale                                    2,564
                                                ---------
                                                   19,202
                                                =========

         No significant part of Tampa Electric's business is dependent upon a single customer or a few customers, the loss of any one or more of whom would have a significantly adverse effect on Tampa Electric. IMC-Agrico, a large phosphate producer, is Tampa Electric's largest customer, representing less than 3 percent of Tampa Electric's 2000 base revenues.

         Tampa Electric's business is not highly seasonal, but winter peak loads are experienced due to fewer daylight hours and colder temperatures, and summer peak loads are experienced due to use of air conditioning and other cooling equipment.

REGULATION

         The retail operations of Tampa Electric are regulated by the Florida Public Service Commission (FPSC), which has jurisdiction over retail rates, quality of service and reliability, issuances of securities, planning, siting and construction of facilities, accounting and depreciation practices, and other matters.

         In general, the FPSC's pricing objective is to set rates at a level that allows the utility to collect total revenues (revenue requirements) equal to its cost of providing service, plus a reasonable return on invested capital.

         The costs of owning, operating and maintaining the utility system, other than fuel, purchased power, conservation and certain environmental costs, are recovered through base rates. These costs include operation and maintenance expenses, depreciation and taxes, as well as a return on Tampa Electric's investment in assets used and useful in providing electric service (rate base). The rate of return on rate base, which is intended to approximate Tampa Electric's weighted cost of capital, primarily includes its costs for debt, deferred income taxes at a zero cost rate and an allowed return on common equity. Base rates are determined in FPSC rate setting hearings which occur at irregular intervals at the initiative of Tampa Electric, the FPSC or other parties. See the discussion of the FPSC-approved agreements covering 1995 through 1999 in the UTILITY REGULATION -- RATE STABILIZATION section on page 17.

         Fuel, purchased power, conservation and certain environmental costs are recovered through levelized monthly charges established pursuant to the FPSC's cost recovery clauses. These charges, which are reset annually in an FPSC proceeding, are based on estimated costs of fuel, environmental compliance, conservation programs and purchased power and estimated customer usage for a specific recovery period, with a true-up adjustment to reflect the variance of actual costs from the projected charges. The FPSC may disallow recovery of any costs that it considers imprudently incurred.

         Tampa Electric is also subject to regulation by the Federal Energy Regulatory Commission (FERC) in various respects including wholesale power sales, certain wholesale power purchases, transmission services, and accounting and depreciation practices. See UTILITY REGULATION -- REGIONAL TRANSMISSION ORGANIZATION section on pages 18 and 19.

         Federal, state and local environmental laws and regulations cover air quality, water quality, land use, power plant, substation and transmission line siting, noise and aesthetics, solid waste and other environmental matters. See ENVIRONMENTAL MATTERS on pages 5 and 6.

         TECO Transport Corporation's (TECO Transport) and TECO Power Services Corporation's (TECO Power Services) subsidiaries sell transportation services, and generating capacity and energy, respectively, to Tampa Electric in addition to other third parties. The transactions between Tampa Electric and these affiliates and the prices paid by Tampa Electric are subject to regulation by the FPSC and FERC, and any charges deemed to be imprudently incurred may be disallowed for recovery from Tampa Electric's customers.

COMPETITION

         Tampa Electric's retail electric business is substantially free from direct competition with other electric utilities, municipalities and public agencies. At the present time, the principal form of competition at the retail level consists of natural gas and propane for residential and commercial customers and self-generation which is available to larger users of electric energy. Such users may seek to expand their options through various initiatives including legislative and/or regulatory changes that would permit competition at the retail level. Tampa Electric intends to take all appropriate actions to retain and expand its retail business, including managing costs and providing high-quality service to retail customers.

         In 1999, the FERC approved a market-based sales tariff for Tampa Electric which allows Tampa Electric to sell excess power at market prices within Florida. The Federal Energy Regulatory Commission (FERC) had already approved market-based prices for interstate sales for Tampa Electric and the other investor-owned utilities (IOU's) operating in the state; however, Tampa Electric is the only IOU with intrastate market-based sales authority.

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

         In April 1996, the FERC issued its Final Rule on Open Access Non-discriminatory Transmission, Stranded Costs, Open Access Same-time Information System (OASIS) and Standards of Conduct. This rule works together to open access for wholesale power flows on transmission systems. Utilities such as Tampa Electric owning transmission facilities are required to provide services to wholesale transmission customers comparable to those they provide to themselves on comparable terms and conditions including price. Among other things, the rules require transmission services to be unbundled from power sales and owners of transmission systems must take transmission service under their own transmission tariffs.

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

         In December 1999, the FERC issued Order No. 2000, dealing with Regional Transmission Organizations (RTOs). This rule is driven by the FERC's continuing effort to effect open access to transmission facilities in large, regional markets. In an October 2000 FERC filing, Tampa Electric agreed with the other IOUs operating in Florida to form an RTO to be known as GridFlorida LLC. As proposed, the RTO will independently control the transmission assets of the filing utilities, as well as other utilities in the region that choose to join. The RTO will be an independent, investor-owned organization that will have control of the planning and operations of the bulk power transmission systems of the utilities within peninsular Florida. The three filing utilities represent almost 80 percent of the aggregate net energy load in the region for the year 2000. Tampa Electric has filed to inform the FERC that it planned to contribute its transmission assets to the RTO. See UTILITY REGULATION -- REGIONAL TRANSMISSION ORGANIZATION section on pages 18 and 19 for a further description.

         Florida Governor Jeb Bush established the 2020 Energy Study Commission in 2000 to address several issues by December 2001, including current and future reliability of electric and natural gas supply, emerging energy supply and delivery options, electric industry competition, environmental impacts of energy supply, energy conservation and fiscal impacts of energy supply options on taxpayers and energy providers. The Study Commission's recent recommendation to Governor Bush includes, among others provisions, elimination of barriers to entry for merchant power generators, an open competitive wholesale electric market, transfer of regulated generating assets to unregulated affiliates or sale to other, Florida electric system reliability and consumer protection. See UTILITY COMPETITION: ELECTRIC on page 18 for a further description of proposed projects and the issues involved.

FUEL

         Approximately 97 percent of Tampa Electric's generation for 2000 was coal-fired, with oil and natural gas representing the remaining 2-percent and 1-percent, respectively. Tampa Electric used its generating units to meet approximately 86-percent of the system load requirements with the remaining 14-percent coming from purchased power. A slightly lower level of coal generation as a percentage of total generation is anticipated for 2001.

         Tampa Electric's average delivered fuel cost per million BTU and average delivered cost per ton of coal burned for 2000 were as follows:

AVERAGE COST
PER MILLION BTU:                                2000
----------------                                ----

Coal                                          $  1.92
Oil                                           $  5.33
Gas (Natural)                                 $  5.49
Composite                                     $  2.07
AVERAGE COST PER TON
OF COAL BURNED                                $ 44.36

         Tampa Electric's generating stations burn fuels as follows: Gannon Station burns low-sulfur coal; Big Bend Station, which has sulfur dioxide scrubber capabilities, burns a combination of low-sulfur coal and coal of a somewhat higher sulfur content; Polk Power Station burns high-sulfur coal which is gasified subject to sulfur removal prior to combustion, natural gas and oil; Hookers Point Station burns low-sulfur oil; and Phillips Station burns oil of a somewhat higher sulfur content.

         COAL. Tampa Electric used approximately 7.6 million tons of coal during 2000 and estimates that its coal consumption will be about 7.5 million tons for 2001. During 2000, Tampa Electric purchased approximately 61 percent of its coal under long- term contracts with five suppliers, and 39 percent of its coal in the spot market. During 1999, Tampa Electric purchased approximately 64 percent of its coal under long-term contracts with six suppliers, and 36 percent of its coal in the spot market or under intermediate-term purchase agreements. Tampa Electric expects to obtain approximately 54 percent of its coal requirements in 2001 under long-term contracts with five suppliers and the remaining 46 percent in the spot market. Tampa Electric's remaining long-term coal contracts provide for revisions in the base price to reflect changes in a wide range of cost factors and for suspension or reduction of deliveries if environmental regulations should prevent Tampa Electric from burning the coal supplied, provided that a good faith effort has been made to continue burning such coal.

         In 2000, about 65 percent of Tampa Electric's coal supply was deep-mined, approximately 31 percent was surface-mined and the remainder was a processed oil by-product known as petroleum coke. Federal surface-mining laws and regulations have not had any material adverse impact on Tampa Electric's coal supply or results of its operations. Tampa Electric, however, cannot predict the effect of any future mining laws and regulations. Although there are reserves of surface-minable coal dedicated by suppliers to Tampa Electric's account, high-quality coal reserves in Kentucky that can be economically surface-mined are being depleted and in the future more coal will be deep-mined.

         OIL. Tampa Electric had supply agreements through Dec. 31, 2000 for No. 2 fuel oil and No. 6 fuel oil for its Polk, Hookers Point and Phillips stations, and its four combustion turbine units at prices based on Gulf Coast Cargo spot prices. Contracts for the supply of No. 2 and No. 6 fuel oil through Dec. 31, 2001 are expected to be finalized by March 31, 2001.

         NATURAL GAS. As of December 2000, Tampa Electric had no gas contracts for the Polk 2 Unit as purchases were made on the spot market.

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

         Franchise fees payable by Tampa Electric, which totaled $22.3 million in 2000, are calculated using a formula based primarily on electric revenues.

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

ENVIRONMENTAL MATTERS

         Tampa Electric met the environmental compliance requirements for the Phase I emission limitations imposed by the Clean Air Act Amendments (CAAA) which became effective Jan. 1, 1995 by using blends of lower-sulfur coal, integrating the Big Bend Unit Four flue gas desulfurization (FGD), or scrubber, system with Unit Three, implementing operational modifications and purchasing emission allowances. For Phase II, which began Jan. 1, 2000, further reductions in sulfur dioxide (SO2) and nitrogen oxide (NOx) emissions were required. To comply with the Phase II SO2 requirements, Tampa Electric installed a new scrubber system at Big Bend Units One and Two and will rely less on fuel blending and SO2 allowance purchases. The $83- million scrubber was placed in service on Dec. 30, 1999 and has significantly reduced the amount of SO2 emitted by Tampa Electric's Big Bend Units One and Two. As a result of this project, all of the units at Big Bend Station, Tampa Electric's largest generating station, are equipped with scrubber technology. In order to comply with the Phase II NOx emission limits on a system wide average, Tampa Electric has implemented combustion optimization projects at Big Bend and Gannon stations.

         On Feb. 29, 2000, Tampa Electric Company, the U.S. Environmental Protection Agency (EPA) and the U.S. Department of Justice announced they had resolved the federal agencies' pending enforcement actions filed in 1999 against Tampa Electric. The resolution was in the form of a consent decree, which became effective Oct. 5, 2000 and has resulted in full and final settlement of the federal litigation and Notice of Violation alleging violations of New Source Review requirements of the Clean Air Act.

         The consent decree is substantially the same as Tampa Electric's earlier agreement with the Florida Department of Environmental Protection (DEP) with respect to environmental controls and pollution reductions reached on Dec. 7, 1999; however, it contains specific detail with respect to the availability of the scrubbers and earlier incremental nitrogen oxide NOx reduction efforts on Big Bend Units One, Two and Three. Under the consent decree, Tampa Electric is committed to a comprehensive program that will dramatically decrease emissions from the company's power plants. A significant component of the program is the repowering of certain Gannon Station units with natural gas.

         Engineering for the repowering project began in January 2000, and the company anticipates that commercial operation for the first repowered unit will occur by May 1, 2003. The repowering of an additional unit is scheduled to be completed by May 1, 2004. When these units are repowered, the station will be renamed the Bayside Power Station and will have an increased total station capacity of about 1,800 megawatts (nominal) of natural gas-fueled electric energy.

         Tampa Electric filed petitions with the FPSC to seek cost recovery for various environmental projects required by the consent decree. The petitions sought cost recovery through the Environmental Cost Recovery Clause for costs incurred to improve the availability and removal efficiency for its Big Bend One, Two and Three scrubbers, to reduce particulate matter emissions, and to reduce NOx emissions. In November, the FPSC approved the recovery of these types of costs through customers' bills starting January 2001.

         Tampa Electric Company is a potentially responsible party for certain superfund sites and, through its Peoples Gas System division, for certain former manufactured gas plant sites. (See discussion in People's Gas ENVIRONMENTAL MATTERS section on page 9.) The environmental remediation costs associated with these sites are not expected to have a significant impact on customer prices.

                  EXPENDITURES. During the five years ended Dec. 31, 2001, Tampa Electric spent $178.0 million on capital additions to meet environmental requirements. Tampa Electric spent an estimated $13.2 million in 2000 on environmental projects, including $6.3 million for Polk Power Station Unit One.

         Environmental expenditures are estimated at $17.4 million for 2001. Environmental expenditures are estimated at $27.0 million in total for 2002 through 2005, including costs for continued improvement of the FGD system and other requirements of the EPA agreement.

         The completion of the FGD system on Big Bend Units One and Two and the improved environmental performance resulting from combustion tuning and boiler modifications at Gannon and Big Bend Stations have enabled Tampa Electric to reduce SO2 and NOx emissions and comply with the Phase II requirements of the Clean Air Act Amendments. Tampa Electric spent approximately $83 million to complete the Big Bend Units One and Two FGD system to reduce SO2 emissions and approximately $10 million for NOx reductions.

PEOPLES GAS SYSTEM--GAS OPERATIONS

         PGS is engaged in the purchase, distribution and marketing of natural gas for residential, commercial, industrial and electric power generation customers in the State of Florida.

         PGS has no gas reserves, but relies on two interstate pipelines to receive gas for sale or other delivery to customers connected to its distribution system. PGS does not engage in the exploration for or production of natural gas. Currently, PGS operates a natural gas distribution system that serves almost 260,000 customers. The system includes approximately 8,100 miles of mains and over 4,800 miles of service lines.

         In 2000, the total throughput for PGS was 1.1 billion therms. Of this total throughput, 20 percent was gas purchased and resold to retail customers by PGS, 72 percent was third-party supplied gas delivered for retail customers, and 8 percent was gas sold off-system. Industrial and power generation customers consumed approximately 69 percent of PGS' annual therm volume. Commercial customers used approximately 26 percent, with the balance consumed by residential customers.

         While the residential market represents only a small percentage of total therm volume, residential operations generally comprise 23 percent of total revenues. New residential construction and conversions of existing residences to gas have steadily increased since the late 1980's.

         Natural gas has historically been used in many traditional industrial and commercial operations throughout Florida, including production of products such as steel, glass, ceramic tile and food products. Gas climate control technology is expanding throughout Florida, and commercial/industrial customers including schools, hospitals, office complexes and churches are utilizing this technology.

         Within the PGS operating territory, large cogeneration facilities utilize gas-fired technology in the production of electric power and steam. Over the past three years, the company has transported, on average, about 264 million therms annually to facilities involved in cogeneration.

Revenues and therms for PGS for 2000, are as follows:

                                   REVENUES            THERMS
(millions)                           2000                2000
                                   -------             -------
Residential                        $  73.2                57.6
Commercial                           145.8               292.1
Industrial                            51.7               374.1
Power generation                      10.7               418.6
Other revenues                        33.0                  --
                                   -------             -------
Total                              $ 314.4             1,142.4
                                   =======             =======

         PGS had 697 employees as of Dec. 31, 2000. A total of 75 employees in six of the company's 13 operating divisions are represented by various union organizations.

REGULATION

         The operations of PGS are regulated by the FPSC separate from the regulation of Tampa Electric's electric operations. The FPSC has jurisdiction over rates, service, issuance of securities, safety, accounting and depreciation practices, and other matters.

         In general, the FPSC sets rates at a level that allows a utility such as PGS to collect total revenues (revenue requirements) equal to its cost of providing service, plus a reasonable return on invested capital.

         The basic costs of providing natural gas service, other than the costs of purchased gas and interstate pipeline capacity, are recovered through base rates. Base rates are designed to recover the costs of owning, operating and maintaining the utility system. The rate of return on rate base, which is intended to approximate PGS' weighted cost of capital, primarily includes its cost for debt, deferred income taxes at a zero cost rate, and an allowed return on common equity. Base rates are determined in FPSC proceedings which occur at irregular intervals at the initiative of PGS, the FPSC or other parties.

         PGS recovers the costs it pays for gas supply and interstate transportation for system supply through the Purchased Gas Adjustment (PGA) clause. This charge is designed to recover the costs incurred by PGS for purchased gas, and for holding and using interstate pipeline capacity for the transportation of gas it sells to its customers. These charges are adjusted monthly based on a cap approved annually in an FPSC hearing. The cap is based on estimated costs of purchased gas and pipeline capacity, and estimated customer usage for a specific recovery period, with a true-up adjustment to reflect the variance of actual costs and usage from the projected charges for prior periods. In 2000, PGS received FPSC approval for a mid-course adjustment to raise the cap due to the increased cost of gas supply. In January 2001, PGS notified the FPSC that it anticipated that its PGA factors approved in December 2000 for 2001 were understated by approximately $63 million due to significantly higher natural gas prices. In February 2001, the FPSC approved PGS' request to increase rates to cover the $63 million under-recovery beginning in March 2001.

         In addition to its base rates and purchased gas adjustment clause charges for system supply customers, PGS customers (except interruptible customers) also pay a per-therm charge for all gas consumed to recover the costs incurred by the company in developing and implementing energy conservation programs, which are mandated by Florida law and approved and supervised by the FPSC. PGS is permitted to recover, on a dollar-for-dollar basis, expenditures made in connection with these programs if it demonstrates that the programs are cost-effective for its ratepayers.

         In February 2000, the FPSC approved a rule that would require natural gas utilities to offer transportation-only service to all non-residential customers. The rule required all investor-owned local distribution utilities under the jurisdiction of the FPSC to file Transportation Program Tariffs in July, 2000. The FPSC approved PGS' transportation program effective Nov. 1, called NaturalChoice.

         Under the NaturalChoice program, PGS has two Transportation Service Riders available to non-residential customers. PGS' new Rider NCTS (Natural Choice Transportation Service) is an aggregation program available to all non-residential customers. Under Rider NCTS, PGS contracts with gas suppliers, called Pool Managers, to deliver gas to a group of commercial customers. The Pool Manager is financially responsible for its customers' gas plus any penalties. Under PGS' Rider ITS (Individual Transportation Service), customers who use more than 500,000 therms annually may contract directly with PGS to deliver their own gas supply. Customers who previously were transporting under Riders FTA and FTA-2 were transitioned to the new NCTS Transportation Service as of Nov. 1, 2000.

         Peoples Gas had approximately 4,500 transportation customers as of Dec. 31, 2000. Peoples continues to receive its base rate for distribution regardless of whether a customer decided to opt for transportation service, or continue bundled service. It is, therefore, not expected that unbundling will have an adverse effect on PGS' earnings in the future.

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

COMPETITION

         PGS is not in direct competition with any other regulated distributors of natural gas for customers within its service areas. At the present time, the principal form of competition for residential and small commercial customers is from companies providing other sources of energy and energy services including fuel oil, electricity and in some cases liquid propane gas. PGS has taken actions to retain and expand its commodity and transportation business, including managing costs and providing high quality service to customers. The NCTS program that began in November 2000 is expected to improve the competitiveness of natural gas for commercial load.

         Competition is most prevalent in the large commercial and industrial markets. In recent years, these classes of customers have been targeted by competing companies seeking to sell alternate fuels or transport gas through other facilities, thereby bypassing PGS facilities. Many of these competitors are larger natural gas marketers with a national presence. The FPSC has allowed PGS to adjust rates to meet competition for customers who use more than 100,000 therms annually..

GAS SUPPLIES

         PGS purchases gas from various suppliers depending on the needs of its customers. The gas is delivered to the PGS distribution system through two interstate pipelines on which PGS has reserved firm transportation capacity for further delivery by PGS to its customers.

         Gas is delivered by Florida Gas Transmission Company (FGT) through more than 45 interconnections (gate stations) serving PGS' operating divisions. In addition, PGS' Jacksonville Division receives gas delivered by the South Georgia Natural Gas Company (South Georgia) pipeline through a gate station located northwest of Jacksonville.

         Companies with firm pipeline capacity receive priority in scheduling deliveries during times when the pipeline is operating at its maximum capacity. PGS presently holds sufficient firm capacity to permit it to meet the gas requirements of its system commodity customers, except during localized emergencies affecting the PGS distribution system, and on abnormally cold days.

         Firm transportation rights on an interstate pipeline represent a right to use the amount of the capacity reserved for transportation of gas, on any given day. PGS pays reservation charges on the full amount of the reserved capacity whether or not it actually uses such capacity on any given day. When the capacity is actually used, PGS pays a volumetrically-based usage charge for the amount of the capacity actually used. The levels of the reservation and usage charges are regulated by FERC. PGS actively markets any excess capacity available on a day-to-day basis to partially offset costs recovered through the Purchased Gas Adjustment Clause.

         PGS procures natural gas supplies using base load and swing supply contracts with various suppliers along with spot market purchases. Pricing generally takes the form of either a variable price based on published indices, or a fixed price for the contract term.

         Neither PGS nor any of the interconnected interstate pipelines have storage facilities in Florida. PGS occasionally faces situations when the demands of all of its customers for the delivery of gas cannot be met. In these instances, it is necessary that PGS interrupt or curtail deliveries to its interruptible customers. In general, the largest of PGS' industrial customers are in the categories that are first curtailed in such situations. PGS' tariff and transportation agreements with these customers give PGS the right to divert these customers' gas to other higher priority users during the period of curtailment or interruption. PGS pays these customers for such gas at the price they paid their suppliers, or at a published index price, and in either case pays the customer for charges incurred for interstate pipeline transportation to the PGS system.

FRANCHISES

         PGS holds franchise and other rights with approximately 90 municipalities throughout Florida. These include the cities of Jacksonville, Daytona Beach, Eustis, Fort Myers, Brooksville, Orlando, Tampa, St. Petersburg, Sarasota, Avon Park, Frostproof, Palm Beach Gardens, Pompano Beach, Fort Lauderdale, Hollywood, North Miami, Miami Beach, Miami, and Panama City. These franchises give PGS a right to occupy municipal rights-of-way within the franchise area. The franchises are irrevocable and are not subject to amendment without the consent of PGS, although in certain events, they are subject to forfeiture.

         Municipalities are prohibited from granting any franchise for a term exceeding 30 years. If a franchise is not renewed by a municipality, the franchisee may choose to exercise its statutory right to require the municipalities to purchase any and all property used in connection with the franchise at a valuation to be fixed by arbitration or, if arbitration is unsuccessful, by eminent domain. In addition, several franchises contain purchase options with respect to the purchase of PGS' property located in the franchise area, if the franchise is not renewed.

         PGS' franchise agreements with the incorporated municipalities within its service area have various expiration dates ranging from April 2001 through April 2031.

         In March 2000, the franchise agreement between the city of Lakeland
(City) and PGS expired. The City has initiated legal proceedings seeking a declaration of the city's rights to acquire the PGS facilities under the franchise. PGS has filed defenses and counter claims and a hearing is scheduled for May 2001. (See LEGAL PROCEEDINGS section for further discussion) While PGS believes it is best suited to serve the customers in the City, it cannot at this time predict the ultimate outcome of these activities. PGS is continuing to serve under substantially the same terms as contained in the franchise in the absence of other rules and regulations being adopted by the City. The Lakeland franchise contributed about $4 million of net revenue to PGS' results in 2000.

         Franchise fees payable by PGS, which totaled $7.9 million in 2000, are calculated using various formulas which are based principally on natural gas revenues. Franchise fees are collected from only those customers within each franchise area.

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

         Tampa Electric Company is a potentially responsible party for certain superfund sites and, through its Peoples Gas System division, for certain former manufactured gas plant sites. While the joint and several liability associated with these sites presents the potential for significant response costs, Tampa Electric Company estimates its ultimate financial liability at approximately $22 million over the next 10 years. The environmental remediation costs associated with these sites are not expected to have a significant impact on customer prices.

         EXPENDITURES. During the five years ended Dec. 31, 2000, PGS has not incurred any material capital additions to meet environmental requirements, nor are any anticipated for 2001 through 2005.

ITEM 2.  PROPERTIES.

         The company believes that the physical properties are adequate to carry on its business as currently conducted. The properties are generally subject to liens securing long-term debt.

ELECTRIC PROPERTIES

         At Dec. 31, 2000, Tampa Electric had five electric generating plants and four combustion turbine units in service with a total net winter generating capability of 3,960 megawatts, including Big Bend (18252-MW capability from four coal units), Gannon (1,230-MW capability from six coal units), Hookers Point (197-MW capability from five oil units), Phillips (36-MW capability from two diesel units), Polk (315-MW capability from one integrated gasification combined cycle unit (IGCC)) and four combustion turbine units located at the Big Bend, Polk and Gannon stations (357 MWs). The capability indicated represents the demonstrable dependable load carrying abilities of the generating units during winter peak periods as proven under actual operating conditions. Units at Hookers Point went into service from 1948 to 1955, at Gannon from 1957 to 1967, and at Big Bend from 1970 to 1985. The Polk IGCC unit began commercial operation in September 1996. In 1991, Tampa Electric purchased two power plants (Dinner Lake and Phillips) from the Sebring Utilities Commission (Sebring). Dinner Lake (11-MW capability from one natural gas unit) and Phillips were placed in service by Sebring in 1966 and 1983, respectively. In March 1994, Dinner Lake Station was placed on long-term reserve standby.

         Engineering for repowering Gannon Station began in January 2000, (see ENVIRONMENTAL COMPLIANCE section) and the company anticipates that commercial operation for the first repowered unit will occur by May 1, 2003. The repowering of an additional unit is scheduled to be completed by May 1, 2004. When these units are repowered, the station will be renamed the Bayside Power Station. Total station capacity is expected to increase to about 1,800 megawatts.

         Tampa Electric owns 184 substations having an aggregate transformer capacity of 16,952,772 KVA. The transmission system consists of approximately 1,211 pole miles of high voltage transmission lines, and the distribution system consists of 6,967 pole miles of overhead lines and 2,927 trench miles of underground lines. As of Dec. 31, 2000, there were 568,350 meters in service. All of this property is located in Florida.

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

GAS PROPERTIES

         PGS' distribution system extends throughout the areas it serves in Florida, and consists of approximately 12,400 miles of pipe, including approximately 8,200 miles of mains and over 4,200 miles of service lines.

         PGS' operating divisions are located in thirteen markets throughout Florida. While most of the operations, storage and administrative facilities are owned, a small number are leased.

ITEM 3.  LEGAL PROCEEDINGS.

         On Feb. 29, 2000, Tampa Electric Company, the U.S. Environmental Protection Agency (EPA) and the U.S. Department of Justice announced they had resolved the federal agencies' pending enforcement actions filed in 1999 against Tampa Electric. The resolution was in the form of a consent decree, which became effective Oct. 5, 2000 and has resulted in full and final settlement of the federal litigation and Notice of Violation alleging violations of New Source Review (NSR) requirements of the Clean Air Act.

         In 2000, the City of Lakeland notified PGS that it intended to begin negotiations to exercise its right to purchase PGS' property consisting of approximately 200 miles of gas lines in the Lakeland franchise area when its franchise agreement with PGS expired in March 2000. PGS serves approximately 5,000 customers in Lakeland. In August 2000, the City of Lakeland filed a Complaint for Declaratory and Injunctive Relief against PGS. After an October 2000 hearing on a Motion to Dismiss Complaint filed by PGS, the City of Lakeland agreed to amend its complaint. In November 2000, the City of Lakeland filed an Amended Complaint for Declaratory and Injunctive Relief seeking a declaration of the City's rights to acquire PGS' facilities under the franchise and seeking restrictions on the Company's gas operations within the City. PGS has filed defenses and counter claims and a hearing is scheduled for May 2001. While PGS believes it is best suited to serve the customers in the City, it cannot at this time predict the ultimate outcome of these activities. PGS is continuing to serve under substantially the same terms as contained in the franchise in the absence of other rules and regulations being adopted by the city.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

         All of the company's common stock is owned by TECO Energy, Inc. and therefore, there is no market for the stock.

         The company pays dividends substantially equal to its net income applicable to common stock to TECO Energy. Such dividends totaled $151.2 million in 2000 and $149.5 million for 1999. See Note C on page 31 for a description of restrictions on dividends on the company's common stock.

ITEM 7.  MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS.

THE MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS WHICH FOLLOWS CONTAINS FORWARD-LOOKING STATEMENTS WHICH ARE SUBJECT TO THE INHERENT UNCERTAINTIES IN PREDICTING FUTURE RESULTS AND CONDITIONS. CERTAIN FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED IN THESE FORWARD-LOOKING STATEMENTS INCLUDE THE FOLLOWING: GENERAL ECONOMIC CONDITIONS, PARTICULARLY THOSE IN TAMPA ELECTRIC COMPANY'S SERVICE AREAS AFFECTING ENERGY SALES; WEATHER VARIATIONS AFFECTING ENERGY SALES AND OPERATING COSTS; POTENTIAL COMPETITIVE CHANGES IN THE ELECTRIC AND GAS INDUSTRIES, PARTICULARLY IN THE AREA OF RETAIL COMPETITION; REGULATORY ACTIONS; COMMODITY PRICE CHANGES AFFECTING THE COMPETITIVE POSITIONS OF BOTH TAMPA ELECTRIC AND PEOPLES GAS SYSTEM; AND CHANGES IN AND COMPLIANCE WITH ENVIRONMENTAL REGULATIONS THAT MAY IMPOSE ADDITIONAL COSTS OR CURTAIL SOME ACTIVITIES. THESE FACTORS ARE DISCUSSED MORE FULLY UNDER "INVESTMENT CONSIDERATIONS" IN TECO ENERGY INC.'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DEC. 31, 2000, AND REFERENCE IS MADE THERETO.

EARNINGS SUMMARY:

         Net income for 2000 of $166.3 million increased 15 percent from the prior year results of $144.9 million and 5 percent from the prior year results of $158.6 million before certain charges described in the CHARGES TO EARNINGS section below. The increase reflects the strong revenue growth in 2000 and the charges in 1999 described in the CHARGES TO EARNINGS section.. Net income in 1999 declined 1 percent from 1998's results due primarily to the impact of previously deferred revenues and the charges described in the CHARGES TO EARNINGS section. For a description of the origination and treatment of deferred revenues, see UTILITY REGULATION - RATE STABILIZATION STRATEGY section.

         Operating income, excluding charges described in the CHARGES TO EARNINGS section, increased 9 percent in 2000 primarily reflecting continued strong customer growth and favorable weather in the electric and gas businesses. Operating income in 1999 reflected the deferral of $11.9 million of revenues compared to the recognition of $38.3 million of previously deferred revenues in 1998. See UTILITY REGULATION - RATE STABILIZATION STRATEGY section.

         Earnings in 1999 and 1998 were affected by certain events and adjustments that were unusual in nature and resulted in charges which are not expected to recur in future periods. These charges are described in the CHARGES TO EARNINGS section on page 11 and from a regulatory ruling denying recovery of coal expenses over an established benchmark for coal purchases from Gatliff since 1992 (described in the TAMPA ELECTRIC - ELECTRIC OPERATING RESULTS section).

CONTRIBUTIONS BY OPERATING DIVISION

(millions)                                  2000          CHANGE       1999              CHANGE       1998
                                          ------          ------     ------              ------     ------
OPERATING INCOME

Tampa Electric                            $211.0            8.2%       $195.0 (1)         -4.1%     $203.4 (2)
Peoples Gas System                          33.8           10.8%       30.5               18.2%       25.8
                                          ------                     ------                         ------
                                           244.8            8.6%      225.5               -1.6%      229.2
Non-recurring charge                          --             --         7.9 (3)             --        (9.6) (4)
                                          -------                    --------                       -------
Total                                     $244.8            8.6%     $233.4                6.3%     $219.6
                                          ======                     ======                         ======


(1) Excludes a pretax credit of $7.9 million. See CHARGES TO EARNINGS section on page 11.

(2) Excludes a pretax charge of $9.6 million for treatment of a wholesale contract. See CHARGES TO EARNINGS section on page 12.

(3) Deferred revenue benefit recognized under the regulatory agreement related to the charge for tax settlement described in the CHARGES TO EARNINGS section on page 11.

(4) Pretax charge for treatment of a wholesale contract, described in the CHARGES TO EARNINGS SECTION on page 12.

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

STRATEGY AND OUTLOOK

         Near-term expectations are that Tampa Electric and PGS are positioned to see growth in sales and earnings above the rate of customer growth which is estimated at about 2.5 percent and 5.5 percent, respectively. The expected growth at Tampa Electric is the result of a more favorable customer mix and return on investments made to support this growth.

         Historically, the natural gas market in Florida has been under served with the lowest market penetration in the southeastern U.S. The expected growth at PGS is the result of expansion into areas of Florida previously not served and expansion of the system in areas currently served.

         The above forward-looking statements are subject to many factors that could cause actual results and conditions to differ materially from those project in these statements. These factors are discussed more fully under "Investment Considerations" in TECO Energy Inc.'s Annual Report on Form 10-K for the year ended Dec. 31, 2000, and reference is made thereto.

OPERATING RESULTS

TAMPA ELECTRIC - ELECTRIC OPERATIONS

TAMPA ELECTRIC OPERATING RESULTS

         Tampa Electric's net income increased 4 percent in 2000, reflecting good customer growth, higher per-customer energy usage, a favorable customer mix and more normal weather, partially offset by higher operations and maintenance expense.

         In July 2000, Tampa Electric placed its new, 180-megawatt combustion turbine Polk Unit Two in service. The $54- million, oil or gas-fired peaking unit was constructed on an accelerated schedule to meet peak summer demand.

         Tampa Electric's 1999 net income, before charges described in the CHARGES TO EARNINGS section, declined about 2 percent from 1998. Results in 1999 included the deferral of $11.9 million of revenues excluding an offsetting non-recurring pretax benefit of $7.9 million of deferred revenues recognized under the then current regulatory agreement related to the charge for tax settlements. The results in 1998 reflected the recognition of $20.8-million temporary base rate reduction.

SUMMARY OF OPERATING RESULTS

(millions)                             2000          CHANGE           1999         CHANGE           1998
                                     ------          ------         ------         ------         ------
Revenues                           $ 1,353.8          12.8%       $1 ,199.8(1)      -2.8%        $1,234.6(2)
Operating expenses                   1,142.8          13.7%         1,004.8         -2.6%         1,031.2(4)
                                   ---------                      ---------                      --------
Operating income                   $   211.0           8.2%       $   195.0         -4.1%        $  203.4
                                   =========                      =========                      ========
Net Income                         $   144.5           4.1%       $   138.8         -1.7%        $  141.2
                                   =========                      =========                      ========


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

TAMPA ELECTRIC OPERATING REVENUES

         The economy in Tampa Electric's service area continued to grow in 2000, with increased employment from the strong local economy aided by corporate relocations and expansions. The Tampa metropolitan area's employment grew over 5 percent in 2000, placing it fourth for job growth among metropolitan areas in the U.S.

         Tampa Electric's 2000 operating revenues increased 13 percent from 3 percent customer growth, more normal winter weather and increased per-customer energy usage. The customer mix continued to shift toward higher margin residential and commercial customers in 2000.

         Tampa Electric's 1999 operating revenues decreased 3 percent, primarily because the company deferred revenues in 1999, while in 1998 it benefitted from the recognition of revenues deferred in prior years. The company experienced customer growth of 2.5 percent in 1999, while retail energy sales were 1.4 percent lower.

         In 2000, combined residential and commercial megawatt sales increased 5 percent from the addition of more than 16,000 new customers and a return to more normal weather. These sales increased slightly in 1999, as the addition of almost 13,000 customers more than offset the effects of mild weather that year.

         Non-phosphate industrial sales increased in 2000 and 1999, reflecting continued economic growth and the shift of some commercial customers to the industrial classification to take advantage of favorable tax law changes for electricity used in manufacturing. This shift does not affect Tampa Electric revenues.

         Sales to the phosphate industry increased in 2000 as producers brought back into service mining and production facilities idled in 1998 and 1999. Sales to the phosphate industry declined in 1999 due to mine closures in 1998 and 1999. The phosphate industry continues to experience lower pricing due to worldwide oversupply. According to phosphate industry sources, the market is expected to remain in this downturn in early 2001 and then start a recovery later in 2001 with improvement continuing in 2002. Revenues from phosphate sales represented slightly less than 3 percent of base revenues in 2000 and in 1999.

         Based on expected growth reflecting continued population increases and business expansion, Tampa Electric projects retail energy sales growth of approximately 2.5 percent annually over the next five years, with combined energy sales growth in the residential and commercial sectors of almost 3 percent annually. Retail demand growth is expected to average 100 megawatts of capacity per year for the next five years.

         These growth projections assume continued local area economic growth, normal weather and certain other factors.

MEGAWATT-HOUR SALES

(thousands)                                 2000          CHANGE           1999          CHANGE          1998
                                           ------         ------          ------         ------         ------
Residential                                 7,369           5.8%           6,967          -1.2%          7,050
Commercial                                  5,541           3.8%           5,336           3.2%          5,173
Industrial                                  2,390           7.5%           2,224         -11.7%          2,520
Other                                       1,338           4.7%           1,278          -0.5%          1,284
                                          -------                        -------                        ------
  Total retail                             16,638           5.3%          15,805          -1.4%         16,027
Sales for resale                            2,564          18.7%           2,160         -13.1%          2,486
                                          -------                        -------                        ------
  Total energy sold                        19,202           6.9%          17,965          -3.0%         18,513
                                          =======                        =======                        ======
Retail customers (average)                  560.1           3.0%           543.7           2.5%          530.3
                                          =======                        =======                        ======

TAMPA ELECTRIC OPERATING EXPENSES

         Overall operating expenses increased 14 percent in 2000 reflecting increased costs associated with the Big Bend Units One and Two flue gas desulfurization system placed in service in December 1999, the expiration of the DOE credits for Polk Unit One at the end of 1999, increased generating system maintenance to improve summer availability and costs associated with organizational streamlining. Costs associated with the flue gas desulfurization system are recovered through the Environmental Cost Recovery Clause (ECRC). See the UTILITY REGULATION section.

         Overall expenses were down 3 percent in 1999, reflecting lower fuel consumption and lower operations and maintenance expense than in 1998. Partially offsetting these reductions were property tax settlements and environmental study costs associated with the state environmental settlement described below and in the ENVIRONMENTAL COMPLIANCE section.

         Non-fuel operations and maintenance expenses decreased 4 percent in 1999, the result of effective cost management and improved efficiency throughout the company.

         Tampa Electric's 250-megawatt, clean-coal technology Polk Unit One was placed into service in late 1996. Between 1996 and 1999, the last year of eligibility, a total of approximately $29 million was received from the U.S. Department of Energy (DOE) to partially offset the unit's non-fuel operations and maintenance expenses.

         Non-fuel operations and maintenance expenses in 2001 are expected to increase at or below the rate of inflation over the next several years.

OPERATING EXPENSES

(millions)                                       2000          CHANGE           1999         CHANGE            1998
                                                -----          ------          -----         ------           -----
Other operating expenses                    $   188.3           15.1%      $   163.6          -1.3%       $   165.7
Maintenance                                      96.1           10.3%           87.1          -7.9%            94.6
Depreciation                                    161.6            9.5%          147.6           1.0%           146.1
Taxes-federal and state income                   82.5           19.7%           68.9          -9.7%            76.3
Taxes, other than income                         98.7           -0.1%           98.8           1.6%            97.2
                                           ----------                     ----------                     ----------
  Operating expenses                            627.2           10.8%          566.0          -2.4%           579.9
                                           ----------                     ----------                     ----------
Fuel                                            323.5            6.4%          304.0         -17.1%           366.6
Purchased power                                 192.1           42.5%          134.8          59.1%            84.7
                                           ----------                     ----------                     ----------
  Total fuel expense                            515.6           17.5%          438.8          -2.8%           451.3
                                           ----------                     ----------                     ----------
Total operating expenses                    $ 1,142.8           13.7%      $ 1,004.8          -2.6%       $ 1,031.2
                                           ==========                     ==========                     ==========

         Depreciation expense increased 9 percent in 2000 reflecting normal plant additions to service the growing customer base and the addition of the Big Bend Units One and Two flue gas desulfurization system. The 1 percent increase in 1999 reflected normal plant additions to serve customer growth and maintain generating system reliability. Depreciation expense is projected to increase in 2001 from normal plant additions and rise for the next several years due to an additional combustion turbine at the Polk Power Station in 2002 and the first phase of the Gannon repowering project entering service in 2003. See the ENVIRONMENTAL COMPLIANCE section.

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

         Fuel costs increased 6 percent in 2000 reflecting increased generation and increased use of more expensive oil and natural gas at Polk Unit Two, Hookers Point and combustion turbines at the Big Bend Power Station. Average coal costs, on a cents-per-million BTU basis, decreased slightly in 2000 after a slight increase in 1999. Fuel expense decreased in 1999 from 1998 due to lower energy sales and a higher reliance on purchased power attributable to lower unit availability.

         Purchased power expense increased in 2000 due to lower unit availability, primarily the result of a generator failure at Gannon Unit Six. Purchased power increased in 1999 due to lower unit availability, the provision of replacement power for certain wholesale power sales contracts and an explosion at the Gannon plant in April 1999. In 1998, purchased power increased primarily due to weather-related demand. In each year, substantially all fuel and purchased power expenses were recovered through the fuel adjustment clause.

         Nearly all of Tampa Electric's generation in the last three years has been from coal, and the fuel mix is expected to continue to be substantially comprised of coal until 2003 when the first of two repowered units is scheduled to begin operating on natural gas. See the ENVIRONMENTAL COMPLIANCE section. On a total energy supply basis, company generation accounted for 86 percent and 84 percent of the total system energy requirement in 2000 and 1999, respectively.

         On April 8, 1999, an explosion at Tampa Electric's Gannon Station Unit Six, which was off line for scheduled spring maintenance, resulted in damage to the unit, the temporary shut down of the other five units at the station and injuries to 45 employees and contractors, including three fatalities. The units at Gannon Station that were affected by the accident were returned to service in the second and third quarter. The cost of replacement fuel and purchased power totaled $5 million; $1.8 million was approved by the FPSC for recovery through Tampa Electric's fuel and purchased power clause with little impact on customer rates, and the balance was recovered from interruptible customers. The costs resulting from the accident were substantially covered by insurance. The impact on 1999 operation and maintenance expenses was approximately $2 million.

PEOPLES GAS SYSTEM

PEOPLES GAS SYSTEM RESULTS

         Peoples Gas System (PGS) is the largest investor-owned gas distribution utility in Florida, with about 70 percent of the investor-owned local distribution company market. It serves almost 260,000 customers in all of the major metropolitan areas of Florida.

         PGS achieved net income growth of 10 percent in 2000 from customer growth, increased gas transported for off-system sales to electric power generators and interruptible customers and colder weather late in the year.

         Net income grew 28 percent in 1999, with the increase due primarily to new customer additions from system expansion and lower operating expenses. The benefits of customer growth for the year were partially offset by the less favorable weather patterns during 1999.

         Historically the natural gas market in Florida has been under served with the lowest market penetration in the southeastern U.S. PGS is expanding its gas distribution system into areas of Florida previously not served and expanding its system within areas currently served.

SUMMARY OF OPERATING RESULTS

(millions)                                         2000          CHANGE           1999         CHANGE            1998
                                                  -----          ------          -----         ------           -----
Revenues                                       $  314.5           24.9%       $  251.7           -.4%         $ 252.8
Cost of gas sold                                  157.0           45.8%          107.7          -6.7%           115.4
Operating expenses                                123.7            9.0%          113.5           1.7%           111.6
                                               --------                       --------                       --------
Operating income                               $   33.8           10.8%       $   30.5          18.2%         $  25.8
                                               ========                       ========                       ========
Net Income                                     $   21.8           10.1%       $   19.8          27.7%         $  15.5
                                               ========                       ========                       ========
Therms sold (millions) - by Customer Segment

  Residential                                      57.6           10.6%           52.1          -1.1%            52.7
  Commercial                                      292.1            6.8%          273.5           2.8%           266.0
  Industrial                                      374.1           12.7%          331.9           8.8%           305.0
  Power Generation                                418.6            3.3%          405.2          40.5%           288.3
                                               --------                       --------                       --------
  Total                                         1,142.4            7.5%        1,062.7          16.5%           912.0
                                               ========                       ========                       ========
Therms sold (millions) - By Sales Type

  System Supply                                   320.6            6.9%          300.0          -6.5%           320.8
  Transportation                                  821.8            7.8%          762.7          29.0%           591.2
                                               --------                       --------                       --------
  Total                                         1,142.4            7.5%        1,062.7          16.5%           912.0
                                               ========                       ========                       ========
Customers (thousands)
   - average                                      256.2            3.9%          246.7           3.0%           239.6
                                               ========                       ========                       ========

         Residential therm sales increased in 2000, the result of 4 percent residential customer growth and colder weather late in the year. Commercial therm sales increased in 2000 reflecting good customer growth and a strong economy.

         Residential therm sales decreased slightly in 1999, the result of less favorable weather patterns in the first quarter offset in part by new customer additions. Therm sales to commercial customers increased in 1999, reflecting a growing number of higher-margin customers.

         Operating revenues from residential and commercial customers increased 24 percent and 16 percent, respectively in 2000 from higher gas prices, customer growth, and increased usage due to colder weather late in the year. Gas prices per therm were 36 percent higher in 2000 compared to the prior year.

         The actual cost of gas and upstream transportation purchased and resold to end-use customers is recovered through a Purchased Gas Adjustment (PGA) clause approved by the Florida Public Service Commission. The company files for mid-period adjustments to the PGA in times of gas price volatility, as was experienced in 2000 and into 2001.

         Revenues from residential customers increased 2 percent in 1999. Revenue from commercial customers decreased 9 percent, while revenues from industrial and power generation customers were up approximately 33 percent.

         In November 2000, PGS instituted its "NaturalChoice" program, which unbundles gas services for all non-residential customers, affording these customers the opportunity to purchase the commodity gas from any provider. The net result of this unbundling is a shift from commodity sales to transportation sales. Because commodity sales are included in operating revenues at the cost of the gas on a pass-through basis, there is no net financial impact to the company of transportation only sales.

         Operating expenses increased in 2000, in line with customer growth and system expansion. Operating expenses decreased in 1999, reflecting cost savings associated with management's decision in mid-1998 to exit the appliance sales and service business.

         PGS expects to invest an average of $60 million for each of the next five years to grow the business and maintain system reliability.

         In 1998, PGS announced plans to expand into the Southwest Florida market to provide service to Fort Myers, Naples, Cape Coral and surrounding areas. In 1999, the company began connecting customers and delivering gas to North Fort Myers and completed the long-haul portion of this extension of its distribution system by in April 2000. In the first eight months of operation, the project connected 195 commercial customers representing annual consumption of approximately 5.8 therms. External sources predict that more than 100,000 new homes and businesses will be added in this market over the next decade, representing a significant opportunity for growth in the high-end residential and the commercial customer sectors.

         PGS expects increases in sales volumes and corresponding revenues in 2001, and continued customer additions and related revenues from the Southwest Florida expansion and other expansion efforts throughout the state.

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

         Allowance for other funds used during construction (AFUDC) was $1.6 million in 2000, and $1.3 million in 1999; no AFUDC was recorded in 1998. AFUDC is expected to increase to an estimated $8 million in 2001 and more than double to an estimated $19 million in 2002, reflecting Tampa Electric's growing investment in the Gannon repowering and generation expansion activities.

         AFUDC is a non-cash credit to income with a corresponding charge to utility plant which represents the cost of borrowed funds and a reasonable return on the equity funds used for construction.

INTEREST CHARGES

         Interest charges were $80.1 million in 2000 compared to $77.4 million in 1999. A charge for income tax settlements and provisions in 1999, discussed in the CHARGES TO EARNINGS section, included $12.7 million of interest expense and accounted for much of the increase over 1998. Higher borrowing levels and higher interest rates resulted in much of increase in interest expense in 2000.

ENVIRONMENTAL COMPLIANCE

         Tampa Electric met the environmental compliance requirements for the Phase I emission limitations imposed by the Clean Air Act Amendments (CAAA) which became effective Jan. 1, 1995 by using blends of lower-sulfur coal, integrating the Big Bend Unit Four flue gas desulfurization, or scrubber, system with Unit Three, implementing operational modifications and purchasing emission allowances. For Phase II, which began Jan. 1, 2000, further reductions in sulfur dioxide (SO2) and nitrogen oxide (NOx) emissions were required. To comply with the Phase II SO2 requirements, Tampa Electric installed a new scrubber system at Big Ben Units One and Two and will rely less on fuel blending and SO2 allowance purchases. The $83-million scrubber was placed in service on Dec. 30, 1999 and has significantly reduced the amount of SO2 emitted by Tampa Electric's Big Bend Units One and Two. As a result of this project, all of the units at Big Bend Station, Tampa Electric's largest generating station, are equipped with scrubber technology. In order to comply with the Phase II NOx emission limits on a system wide average, Tampa Electric has implemented combustion optimization projects at Big Bend and Gannon stations.

         On Feb. 29, 2000, Tampa Electric Company, the EPA and the U.S. Department of Justice announced they had resolved the federal agencies' pending enforcement actions filed in 1999 against Tampa Electric. The resolution was in the form of a consent decree, which became effective Oct. 5, 2000 and has resulted in full and final settlement of the federal litigation and notice of violation alleging violations of New Source Review requirements of the Clear Air Act.

         The consent decree is substantially the same as Tampa Electric's earlier agreement with the Florida Department of Environmental Protection (FDEP) with respect to environmental controls and pollution reductions reached on Dec. 7, 1999; however, it contains specific detail with respect to the availability of the scrubbers and earlier incremental NOx reduction efforts on Big Bend Units One, Two and Three. Under the consent decree, Tampa Electric is committed to a comprehensive cleanup program that will dramatically decrease emissions from the company's power plants.

         A significant component of the emission reduction plan is the repowering of the company's coal-fired Gannon Station with natural gas.

         Engineering for the repowering project began in January 2000, and Tampa Electric anticipates that commercial operation for the first repowered unit will occur by May 1, 2003. The repowering of additional units is scheduled to be completed by May 1, 2004. When these units are repowered, the station will be renamed the Bayside Power Station and will have total station capacity of about 1,800 megawatts (nominal) of natural gas-fueled electric energy.

         Tampa Electric filed petitions with the FPSC to seek cost recovery for various environmental projects required by the consent decree. The petitions sought cost recovery through the Environmental Cost Recovery Clause for costs incurred to improve the availability and removal efficiency for its Big Bend On, Two and Three scrubbers, to reduce particulate matter emission, and to reduce NOx emissions. In November, the FPSC approved the recovery of these types of costs through customers' bills starting January 2001.

         Tampa Electric Company is a potentially responsible party for certain superfund sites and, through its Peoples Gas System division, for certain former manufactured gas plant sites. While the joint and several liability associated with these sites presents the potential for significant response costs, Tampa

Electric Company estimates its ultimate financial liability at approximately $22 million over the next 10 years. The environmental remediation costs associated with these sites are not expected to have a significant impact on customer prices.

UTILITY REGULATION

RATE STABILIZATION STRATEGY

         Tampa Electric's objectives of stabilizing prices from 1996 through 1999 and securing fair earnings opportunities during this period were accomplished through a series of agreements entered into in 1996 with the Florida Office of Public Counsel (OPC) and the Florida Industrial Power Users Group (FIPUG) which were approved by the Florida Public Service Commission
(FPSC). Prior to these agreements, the FPSC approved a plan submitted by Tampa Electric to defer certain 1995 revenues.

         In general, under these agreements Tampa Electric was allowed to defer revenues in 1995 and 1996 during the construction of Polk Unit One and recognize these revenues in 1997 and 1998 after commercial operation of the unit. Other components of the agreements were: a base rate freeze through 1999; refunds to customers totaling $50 million during the period October 1996 through December 1998; and recovery of the capital costs incurred for the Polk Unit One Project.

         Under these agreements Tampa Electric's allowed return on equity (ROE) was established at an 11.75 percent midpoint with a range of 10.75 percent to
12.75 percent. Revenues were deferred for use by the company in 1997 and 1998 according to sharing formulas that varied by year. In 1998, all revenues above the top of the ROE range were required to be held for refund to customers.

         For 1995 and 1996, Tampa Electric deferred $51 million and $37 million of revenues under this plan, respectively. The deferred revenues accrued interest at the 30-day commercial paper rate as specified in the Florida Administrative Code. These amounts and interest (less $25 million of refunds) provided $62 million for recognition as income by the company for 1997 and 1998. Revenues in 1997 and 1998 were lower by $5 million and $20 million, respectively, as a result of a temporary base rate reduction that was a component of the stipulation.

         Based on FPSC decisions, the company reversed $27 million for 1997 and $34 million for 1998 of the revenues deferred from 1995 and 1996. After including $10 million of interest accrued over the deferral period, the FPSC ordered $11 million plus interest to be refunded to customers. In November 1999, FIPUG protested the FPSC decisions for both 1997 and 1998 and requested a hearing to review a wide range of costs incurred by the company over the two-year period. Accordingly, the FPSC ordered that the $11 million refund be withheld with interest until the protest was heard and resolved.

         In August 2000, the FPSC approved a stipulation entered into between Tampa Electric, FIPUG and OPC that provided for a $13 million refund to customers from September through December 2000. This amount generally represented the $11 million refund amount previously determined plus interest.

         As part of its series of agreements with OPC and FIPUG, Tampa Electric also agreed to refund 60 percent of 1999 revenues that contributed to an ROE in excess of 12 percent, as calculated and approved by the FPSC.

         In October 2000, the FPSC staff recommended a 1999 refund of $6.1 million including interest, to be refunded to customers beginning January 1, 2001. OPC objected to certain interest expenses recognized in 1999 that were associated with prior tax positions and used to calculate the amount to be refunded. Following a review by the FPSC staff, the FPSC agreed in December 2000 that the original $6.1 million was to be refunded to customers. On Feb. 7, 2001 OPC protested the FPSC's refund decision. The protest claims that the stipulations do not allow for the inclusion of the interest expenses on income tax positions in the refund calculations. OPC suggests that an additional $8.3 million should be refunded. Hearing dates to resolve the 1999 refund amount are scheduled for August 2001.. Tampa Electric believes its positions relative to the inclusion of the interest expenses are reasonable and are likely to be upheld.

         The regulatory arrangements described above covered periods that ended on Dec. 31, 1999. Tampa Electric's rates and its allowed ROE range of 10.75 percent to 12.75 percent with a midpoint of 11.75 percent will continue in effect until such time as changes are occasioned by an agreement approved by the FPSC or other FPSC actions as a result of rate or other proceedings initiated by Tampa Electric, FPSC staff or other interest parties. Tampa Electric believes that its currently allowed ROE range is reasonable based on the current interest rate environment and previous FPSC rulings.

COST RECOVERY CLAUSES

         In September 2000, Tampa Electric filed with the FPSC for approval of fuel and purchased power, capacity, environmental and conservation cost recovery clause rates for the period January 2001 through December 2001. In November, the FPSC approved Tampa Electric's requested changes. Accordingly, Tampa Electric's residential customer rate per 1,000 kilowatt hours increased only by 2 cents to $84.47. These rates include projected costs associated with environmental projects required under the U.S. Environmental Protection Agency's Consent Decree and the Florida Department of Environmental Protection Consent final Judgment with Tampa Electric. See the ENVIRONMENTAL COMPLIANCE section. They also include additional purchase power costs for 2000 and 2001, which reflect higher natural gas and oil prices and increases in the volumes of purchased power.

         In February 2001, Tampa Electric notified the FPSC that it anticipated that the fuel factors approved in December 2000 for 2001 were understated by approximately $86 million due to significantly higher natural gas and oil prices, and accordingly, purchased power costs. In March 2001, the FPSC approved Tampa Electric's request to increase rates to cover the $86 million beginning in April 2001.

         In January 2001, PGS notified the FPSC that it anticipated that its PGA factors approved in December 2000 for 2001 were understated by approximately $63 million due to significantly higher natural gas prices. In February 2001, the FPSC approved PGS' request to increase rates to cover the $63 million under-recovery beginning in March 2001.

LONG RANGE POWER SUPPLY PLANNING

         In 1999, as part of the FPSC's assessment of Florida's electric reliability for future years, the FPSC ordered a generic investigation into the aggregate reserve margins planned for peninsular Florida. Tampa Electric, along with Florida Power & Light and Florida Power Corp. submitted a proposed stipulation to the FPSC to voluntarily adopt a minimum 20-percent reserve margin planning criteria from the then current 15-percent criteria over a transition period of four years. In December 1999, the FPSC approved the proposed stipulation.

         Tampa Electric accelerated the in-service date of its next two 180-megawatt combustion turbines from January 2001 to September 2000 and from January 2003 to May 2002. The September 2000 combustion turbine was subsequently accelerated to begin actual commercial operation in July 2000.

         Tampa Electric also entered into a 12-year purchased power agreement with Hardee Power Partners for a 75-megawatt combustion turbine that entered service in May 2000.

         In August 2000, Tampa Electric presented a revised 10-year site plan to the FPSC which further enhances system reliability and improves economic and environmental benefits to customers. Under this revised plan, the capacity of the Gannon Station repowering project was increased by 235 megawatts. The increased capacity increased Tampa Electric's projected 2001 summer reserve margin from 23 percent to 27 percent at a lower cost than previous repowering plans.

UTILITY COMPETITION: ELECTRIC

         Tampa Electric's retail electric business is substantially free from direct competition with other electric utilities, municipalities and public agencies. At the present time, the principal form of competition at the retail level consists of self- generation available to larger users of electric energy. Such users may seek to expand their alternatives through various initiatives, including legislative and/or regulatory changes that would permit competition at the retail level. Tampa Electric intends to retain and expand its retail business by managing costs and providing high-quality service to retail customers.

         There is presently active competition in the wholesale power markets in Florida, increasing largely as a result of the Energy Policy Act of 1992 and related federal initiatives. However, the Florida Power Plant Siting Act, which sets the state's electric energy/environmental policy and governs the building of new generation involving steam capacity of 75 megawatts or more, requires that applicants demonstrate that a plant is needed prior to receiving construction and operating permits.

         In 2000, Florida Governor Jeb Bush established the 2020 Energy Study Commission to address the following issues by December 2001: current and future reliability of electric and natural gas supply; emerging energy supply and delivery options; electric industry competition; environmental impacts of energy supply; energy conservation and fiscal impacts of energy supply options on taxpayers and energy providers. TECO Energy has been supportive of the process. The Study Commission recently endorsed an interim recommendation on wholesale competition that, if enacted into law, would afford the company the opportunity to compete effectively in the Florida market.

         The Study Commission's recommendation to Governor Bush includes, among other provisions, elimination of barriers to entry for merchant power generators, an open competitive wholesale electric market, transfer of regulated generating assets to unregulated affiliates or sale to others, Florida electric system reliability and consumer protection. A proposal is expected to be forwarded to the legislature by the governor for possible action in the 2001 legislative session. It is unclear at this time if this proposed legislation would pass.

REGIONAL TRANSMISSION ORGANIZATION (RTO)

         In December 1999, the Federal Energy Regulatory Commission (FERC) issued Order No. 2000, dealing with RTOs. This rule is driven by the FERC's continuing effort to effect open access to transmission facilities in large, regional markets. The rule provides guidelines to utilities for joining RTOs by December 2001. These guidelines specify minimum characteristics and functions.

         In anticipation to the FERC activity, the FPSC held workshops in 1999 to discuss transmission issues within peninsular Florida. Potentially affected parties and the FPSC agreed that a national one-size-fits-all approach is not appropriate. With the encouragement of the FPSC, Tampa Electric worked with utilities in the state and others to develop a peninsular Florida solution.

         The activities resulted in the peninsular Florida investor-owned utilities making joint RTO filings at FERC in October and December 2000. The filing included elements related to governance, pricing, planning, operations and market design. Tampa Electric and other stakeholders are seeking a market design in the collaborative process, which at a minimum addresses each of the FERC criteria in Order 2000.

         In the filing, Tampa Electric agreed with the other Florida investor-owned utilities to form an RTO to be known as GridFlorida LLC. As proposed, the RTO would independently control the transmission assets of the filing utilities, as well as other utilities in the region that choose to join. The RTO will be an independent, investor-owned organization that will have control of the planning and operations of the bulk power transmission systems of the utilities within peninsular Florida. The three filing utilities represent almost 80 percent of the aggregate net energy load in the region for the year 2000.

         On January 10, 2001, FERC issued preliminary rulings on certain aspects of the governance structure of the RTO. In order to guarantee the right to participate in the selection of the RTO board of directors, parties were required to declare, within 30 days of the January 10 order, their intention to contribute their transmission assets to the RTO. Tampa Electric has filed to inform the FERC that it planned to contribute its transmission assets to the RTO.

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

         In November 2000, PGS implemented its "NaturalChoice" program that offers unbundled transportation service to all non-residential customers. This means that non-residential customers can purchase commodity gas from a third party but continue to pay PGS for the transportation of the gas. Because PGS earns margins on the distribution of gas, but not on the commodity itself, this program is not expected to negatively impact PGS results.

         Competition is most prevalent in the large commercial and industrial markets. In recent years, these classes of customers have been targeted by companies seeking to sell gas directly, by transporting gas through other facilities, thereby bypassing PGS facilities. In response to this competition, various programs have been developed including the provision of transportation services at discounted rates.

         In general, PGS faces competition from other energy source suppliers offering fuel oil, electricity and in some cases propane. PGS has taken actions to retain and expand its commodity and transportation business, including managing costs and providing high-quality service to customers.

         In March 2000, the franchise agreement between the city of Lakeland
(City) and PGS expired. The city has initiated legal proceedings seeking a declaration of the city's rights to acquire the PGS facilities under the franchise. PGS has filed defenses and counter claims and a hearing is schedule for May 2001. While PGS believes it is best suited to serve these customers, it cannot at this time predict the ultimate outcome of these activities.

         PGS is continuing to serve under substantially the same terms as contained in the franchise in the absence of other rules and regulations being adopted by the city. The Lakeland franchise contributed about $4 million of net revenue to PGS results in 2000.

FINANCING ACTIVITY:

         In August 2000, Tampa Electric Company issued $150 million of remarketed notes, due 2015. The notes, which bear an initial coupon rate of 7.37% are subject to mandatory tender on Sept. 1, 2002, at which time they will be remarketed or redeemed. Net proceeds were $154.2 million, which included a premium paid to Tampa Electric by the remarketing agent for the right to purchase and remarket the notes in 2002. If this right is exercised, for the following 10 years the notes will bear interest at 5.75% plus a premium based on Tampa Electric Company's then-current credit spread above United States Treasury Notes with 10 years to maturity.

         In February 2001, Tampa Electric Company filed a shelf registration statement for the issuance of up to $500 million of debt securities.

         In the second quarter of 1998, Tampa Electric Company filed a registration statement for the issuance of up to $200 million of medium-term notes. In July 1998, Tampa Electric Company issued $50 million of Remarketed Notes, due 2038. The Notes, which bear an initial coupon rate of 5.94% are subject to mandatory tender on July 15, 2001, at which time they will be remarketed or redeemed. Net proceeds were $51 million, which included a premium paid to Tampa Electric by the remarketing agent for the right to purchase the Notes in 2001. If this right is exercised, for the following 10 years the Notes will bear interest at 5.41% plus a premium based on Tampa Electric Company's then-current credit spread above United State Treasury Notes with 10 years to maturity.

         Proceeds from the note issues were used to repay short-term debt and for general corporate purposes.

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING

         In 1998, the FASB issued FAS 133, Accounting for Derivative Instruments and Hedging. This standard is effective for fiscal years beginning after June 15, 2000. The company will adopt the new standard effective Jan. 1, 2001. The new standard, requires the company to recognize derivatives as either assets or liabilities in the financial statements, to measure those instruments at fair value and to reflect the changes in fair value of those instruments as either components of comprehensive income or in net income, depending on the types of those instruments.

         The company has completed the review and documentation of its derivative contracts, and found that such activity has been minimal and relatively short term in duration. Based on policies and procedures approved by the Board of Directors, from time to time the company enters into futures, swaps and option contracts to limit exposure to gas price increases at the regulated natural gas utility. The benefits of these arrangements are at risk only in the event of non-performance by the other party to the agreement, which the company does not anticipate.

         As of Dec. 31, 2000 the company did not have any derivative or hedging transactions in place that require an opening adjustment to the financial statements for Jan. 1, 2001. Management will continue to document all current, new and possible uses of derivatives, and develop procedures and methods for measuring them.



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

         A hypothetical 10 percent decrease in interest rates would not have a significant impact on the estimated fair value of Tampa Electric Company's long-term debt at Dec. 31, 2000.

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

         Tampa Electric Company does not currently use derivatives or other financial products for speculative purposes.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                                                       PAGE
                                                                                                                        NO.
                                                                                                                       ----

Report of Independent Certified Public Accountants                                                                       22

Consolidated Balance Sheets, Dec. 31, 2000 and 1999                                                                      23

Consolidated Statements of Income for the years ended Dec. 31, 2000, 1999 and 1998                                       24

Consolidated Statements of Cash Flows for the years ended Dec. 31, 2000, 1999 and 1998                                   25

Consolidated Statements of Retained Earnings for the years ended Dec. 31, 2000, 1999 and 1998                            26

Consolidated Statements of Capitalization, Dec. 31, 2000 and 1999                                                     26-28

Notes to Consolidated Financial Statements                                                                            29-37

Financial Statement Schedule II - Valuation and Qualifying Accounts for the years
      ended Dec. 31, 2000, 1999 and 1998                                                                                 38


         All other financial statement schedules have been omitted since they are not required, are inapplicable or the required information is presented in the financial statements or notes thereto.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholder of Tampa Electric Company

         In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Tampa Electric Company and its subsidiaries, (a wholly owned subsidiary of TECO Energy, Inc.) at Dec. 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended Dec. 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/  PricewaterhouseCoopers LLP

Tampa, Florida
Jan. 12, 2001

                           CONSOLIDATED BALANCE SHEETS
                                   (MILLIONS)

DEC. 31,                                                                            2000           1999
                                                                                  --------       --------
                                     ASSETS

PROPERTY, PLANT AND EQUIPMENT, AT ORIGINAL COST
Utility plant in service
         Electric                                                                 $4,054.1       $3,892.1
         Gas                                                                         632.1          590.0
Construction work in progress                                                        150.1           81.6
                                                                                  --------       --------
                                                                                   4,836.3        4,563.7
Accumulated depreciation                                                          (1,931.3)      (1,818.7)
                                                                                  --------       --------
                                                                                   2,905.0        2,745.0
Other property                                                                         8.3            7.9
                                                                                  --------       --------
                                                                                   2,913.3        2,752.9
                                                                                  --------       --------
CURRENT ASSETS
Cash and cash equivalents                                                               .7           26.1
Receivables, less allowance for uncollectibles                                       180.4          147.1
Inventories, at average cost
 Fuel                                                                                 56.8           73.2
 Materials and supplies                                                               52.4           49.0
Prepayments                                                                            3.3           10.9
                                                                                  --------       --------
                                                                                     293.6          306.3
                                                                                  --------       --------
DEFERRED DEBITS
Unamortized debt expense                                                              13.2           14.2
Deferred income taxes                                                                124.3          121.6
Regulatory asset-tax related                                                          62.3           42.9
Other                                                                                143.1           84.6
                                                                                  --------       --------
                                                                                     342.9          263.3
                                                                                  --------       --------
                                                                                  $3,549.8       $3,322.5
                                                                                  ========       ========

                             LIABILITIES AND CAPITAL
CAPITAL
Common stock                                                                      $1,148.1       $1,043.1
Retained earnings                                                                    299.0          283.9
                                                                                  --------       --------
                                                                                   1,447.1        1,327.0
LONG-TERM DEBT, LESS AMOUNT DUE WITHIN ONE YEAR                                      789.3          690.3
                                                                                  --------       --------
                                                                                   2,236.4        2,017.3
                                                                                  --------       --------
CURRENT LIABILITIES
Long-term debt due within one year                                                    55.2           84.8
Notes payable                                                                        231.2          271.2
Accounts payable                                                                     188.0          163.8
Customer deposits                                                                     82.4           79.9
Interest accrued                                                                      34.2           12.9
Taxes accrued                                                                         71.6           30.9
                                                                                  --------       --------
                                                                                     662.6          643.5
                                                                                  --------       --------
DEFERRED CREDITS

Deferred income taxes                                                                424.5          458.3
Investment tax credits                                                                36.1           40.5
Regulatory liability-tax related                                                      72.4           56.1
Other                                                                                117.8          106.8
                                                                                  --------       --------
                                                                                     650.8          661.7
                                                                                  --------       --------
                                                                                  $3,549.8       $3,322.5
                                                                                  ========       ========

The accompanying notes are an integral part of the consolidated financial statements.

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (MILLIONS)

YEAR ENDED DEC. 31,                                          2000           1999           1998
                                                           --------       --------       --------

OPERATING REVENUES
Electric                                                   $1,352.9       $1,207.1       $1,234.6
Gas                                                           314.5          251.7          252.8
                                                           --------       --------       --------
                                                            1,667.4        1,458.8        1,487.4
                                                           --------       --------       --------
OPERATING EXPENSES
Operation
         Fuel                                                 323.3          304.0          366.6
         Purchased power                                      192.1          134.8           94.3
         Natural gas sold                                     157.0          107.7          115.4
         Other                                                246.2          217.2          221.1
Maintenance                                                    99.8           90.4           98.8
Depreciation                                                  187.4          170.7          167.2
Taxes-Federal and state income                                 95.8           81.7           86.3
Taxes-Other than income                                       120.8          118.9          118.1
                                                           --------       --------       --------
                                                            1,422.6        1,225.4        1,267.8
                                                           --------       --------       --------
OPERATING INCOME                                              244.8          233.4          219.6
                                                           --------       --------       --------

OTHER INCOME (EXPENSE)
Allowance for other funds used during construction              1.6            1.3             --
Other expense, net                                               --          (12.4)          (9.8)
                                                           --------       --------       --------
                                                                1.6          (11.1)          (9.8)
                                                           --------       --------       --------
Income before interest charges                                246.4          222.3          209.8
                                                           --------       --------       --------
INTEREST CHARGES
Interest on long-term debt                                     52.4           51.5           50.4
Other interest                                                 28.4           26.4           13.0
Allowance for borrowed funds used during construction          (0.7)          (0.5)            --
                                                           --------       --------       --------
                                                               80.1           77.4           63.4
                                                           --------       --------       --------
NET INCOME                                                    166.3          144.9          146.4
Preferred dividend  requirements                                 --             --             --
                                                           --------       --------       --------
BALANCE APPLICABLE TO COMMON STOCK                         $  166.3       $  144.9       $  146.4
                                                           ========       ========       ========

The accompanying notes are an integral part of the consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (MILLIONS)

YEAR ENDED DEC. 31,                                    2000          1999          1998
                                                      -------       -------       -------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                           $ 166.3       $ 144.9       $ 146.4
 Adjustments to reconcile net income to net cash
  Depreciation                                          187.4         170.7         167.2
  Deferred income taxes                                 (39.4)        (15.7)         28.5
  Investment tax credits, net                            (4.4)         (4.6)         (4.6)
  Allowance for funds used during construction           (2.3)         (1.8)           --
  Deferred clause revenues (expenses)                   (68.7)        (38.2)         17.4
  Deferred revenue                                         --          11.9         (38.3)
  Refund to customers                                      --            --            --
  Charges (discussed in Note I)                         (13.2)         18.3          16.9
  Receivables, less allowance for uncollectibles        (33.3)         (4.3)         18.6
  Inventories                                            13.0          10.6         (17.7)
  Taxes accrued                                          40.7          22.2            .3
  Interest accrued                                       21.3          (8.2)         (9.8)
  Accounts payable                                       24.3         (39.3)         70.7
  Other                                                  45.7           8.2          19.9
                                                      -------       -------       -------
                                                        337.4         274.7         415.5
                                                      -------       -------       -------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                   (349.3)       (306.4)       (232.1)
Allowance for funds used during construction              2.3           1.8            --
                                                      -------       -------       -------
                                                       (347.0)       (304.6)       (232.1)
                                                      -------       -------       -------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from contributed capital from parent           105.0          17.0          54.0
Proceeds from long-term debt                            154.5            --          51.2
Repayment of long-term debt                             (84.1)         (3.8)         (3.7)
Net borrowings (payments) under credit lines               --            --            --
Net increase (decrease) in short-term debt              (40.0)        191.5        (139.4)
Redemption of preferred stock                              --            --            --
Dividends                                              (151.2)       (149.5)       (147.5)
                                                      -------       -------       -------
                                                        (15.8)         55.2        (185.4)
                                                      -------       -------       -------
Net decrease in cash and cash equivalents               (25.4)         25.3          (2.0)
Cash and cash equivalents at beginning of year           26.1            .8           2.8
                                                      -------       -------       -------
Cash and cash equivalents at end of year              $    .7       $  26.1       $    .8
                                                      =======       =======       =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the year for:
         Interest                                     $  66.7       $  62.5       $  58.1
         Income taxes                                 $  98.4       $  79.9       $  48.6

The accompanying notes are an integral part of the consolidated financial statements.

                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                   (MILLIONS)

YEAR ENDED DEC. 31,                   2000         1999         1998
                                     -------      -------      -------

BALANCE, BEGINNING OF YEAR           $ 283.9      $ 288.5      $ 289.6
Add-Net income                         166.3        144.9        146.4
                                     -------      -------      -------
                                       450.2        433.4        436.0
                                     -------      -------      -------
Deduct-
Cash dividends on capital stock
   Preferred                              --           --           --
   Common                              151.2        149.5        147.5
Other - adjustment                        --           --           --
                                     -------      -------      -------
                                       151.2        149.5        147.5
                                     -------      -------      -------
BALANCE, END OF YEAR                 $ 299.0      $ 283.9      $ 288.5
                                     =======      =======      =======


The accompanying notes are an integral part of the consolidated financial statements.

                    CONSOLIDATED STATEMENTS OF CAPITALIZATION

                                                                         CAPITAL STOCK
                                                                         OUTSTANDING                 CASH DIVIDENDS
                                                                        DEC. 31, 2000                 PAID IN 2000(1)
                                                CURRENT           -------------------------          ---------------
                                               REDEMPTION                                            PER
                                                PRICE              SHARES            AMOUNT(2)       SHARE     AMOUNT(2)
                                           ---------------         ------            ------          -----     ------
COMMON STOCK-WITHOUT PAR VALUE
25 million shares authorized                       N/A              10            $1,148.1            N/A       $151.2
                                                                                  ========                      ======

PREFERRED STOCK-$100 PAR VALUE
1.5 million shares authorized, none outstanding.

PREFERRED STOCK - NO PAR
2.5 million shares authorized, none outstanding.

PREFERENCE STOCK - NO PAR
2.5 million shares authorized, none outstanding.

-----------------
(1)      Quarterly dividends paid on Feb. 15, May 15, Aug. 15 and Nov. 15.
(2)      Millions.


LONG-TERM DEBT OUTSTANDING AT DEC. 31,                                       DUE             2000              1999
                                                                             ---             ----              ----

TAMPA ELECTRIC
First mortgage bonds (issuable in series):
 7 3/4%                                                                     2022            75.0              75.0
 5 3/4%                                                                     2000              --              80.0
 6 1/8%                                                                     2003            75.0              75.0
Installment contracts payable(2):
 5 3/4%                                                                     2007            22.9              23.2
 7 7/8% Refunding bonds(3)                                                  2021            25.0              25.0
 8% Refunding bonds(3)                                                      2022           100.0             100.0
 6 1/4% Refunding bonds(4)                                                  2034            86.0              86.0
 5.85%                                                                      2030            75.0              75.0
 Variable rate: 3.77% for 2000 and 3.21% for 1999(1)                        2025            51.6              51.6
 Variable rate: 3.90% for 2000 and 3.46% for 1999(1)                        2018            54.2              54.2
 Variable rate: 3.96% for 2000 and 3.69% for 1999(1)                        2020            20.0              20.0
Medium-term notes payable: 5.11% (5)                                        2001            38.0              38.0
Medium-term notes payable: 5.86% (6)                                        2002           100.0                --
                                                                                        --------         ---------
                                                                                           722.7             703.0
                                                                                        --------         ---------
PEOPLES GAS SYSTEM
Senior Notes (7)
 10.35%                                                                     2007             5.6               6.2
 10.33%                                                                     2008             7.2               8.0
 10.3%                                                                      2009             8.4               8.8
 9.93%                                                                      2010             8.6               9.0
 8.0%                                                                       2012            29.0              30.5
Medium-term notes payable: 5.11% (5)                                        2001            12.0              12.0
Medium-term notes payable: 5.86% (6)                                        2001            50.0                --
                                                                                        --------         ---------
                                                                                           843.5              74.5
                                                                                        --------         ---------

Unamortized debt premium (discount), net                                                     1.0              (2.4)
                                                                                        --------         ---------
                                                                                           844.5             775.1
Less amount due within one year(8)                                                          55.2              84.8
                                                                                        --------         ---------
Total long-term debt                                                                     $ 789.3           $ 690.3
                                                                                        ========         =========

(1)  Composite year-end interest rate.

(2)  Tax-exempt securities.

(3) Proceeds of these bonds were used to refund bonds with interest rates of 11.625% - 12.625%. For accounting purposes, interest expense has been recorded using blended rates of 8.28% - 8.66% on the original and refunding bonds, consistent with regulatory treatment.

(4) Proceeds of these bonds were used to refund bonds with an interest rate of 9.9% in February 1995. For accounting purposes, interest expense has been recorded using a blended rate of 6.52% on the original and refunding bonds, consistent with regulatory treatment.

(5) These notes are subject to mandatory tender on July 15, 2001, at which time they will be redeemed or remarketed.

(6) These notes are subject to mandatory tender on Sept. 1, 2002, at which time they will be redeemed or remarketed.

(7) These long-term debt agreements contain various restrictive covenants, including provisions related to interest coverage, maximum levels of debt to total capitalization and limitations on dividends.

(8) Of the amount due in 2001, $0.8 million may be satisfied by the substitution of property in lieu of cash payments.

         Substantially all of the property, plant and equipment of the company is pledged as collateral. Maturities and annual sinking fund requirements of long-term debt for the years 2002, 2003, 2004 and 2005 are $156.0 million, $81.5 million, $146.5 million, and $6.7 million, respectively. Of these amounts $.8 million per year for 2001 through 2004 may be satisfied by the substitution of property in lieu of cash payments.

         At Dec. 31, 2000, total long-term debt had a carrying amount of $789.3 million and an estimated fair market value of $844.9 million. The estimated fair market value of long-term debt was based on quoted market prices for the same or similar issues, on the current rates offered for debt of the same remaining maturities, or for long-term debt issues with variable rates that approximate market rates, at carrying amounts. The carrying amount of long-term debt due within one year approximated fair market value because of the short maturity of these instruments.















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

         The impact of Financial Accounting Standard (FAS) No. 71, Accounting for the Effects of Certain Types of Regulation, has been minimal in the experience of the regulated utilities, but when cost recovery is ordered over a period longer than a fiscal year, costs are recognized in the period that the regulatory agency recognizes them in accordance with FAS 71. Also as provided in FAS 71, Tampa Electric has deferred revenues in accordance with the various regulatory agreements approved by the FPSC in 1995, 1996 and 1999. Revenues are recognized as allowed in 1998 and 1999 under the terms of the agreements.

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

         In December 1994, Tampa Electric bought out a long-term coal supply contract which would have expired in 2004 for a lump sum payment of $25.5 million and entered into two new contracts with the supplier. The coal supplied under the new contracts is competitive in price with coal of comparable quality. As a result of this buyout, Tampa Electric customers will benefit from anticipated net fuel savings of more than $40 million through the year 2004. In February 1995, the FPSC authorized the recovery of the $25.5-million buy-out amount plus carrying costs through the Fuel and Purchased Power Cost Recovery Clause over the 10-year period beginning April 1, 1995. In each of the years 2000, 1999 and 1998, $2.7 million of buy-out costs were amortized to expense.

         Certain other costs incurred by the regulated utilities are allowed to be recovered from customers through prices approved in the regulatory process. These costs are recognized as the associated revenues are billed.

         The regulated utilities accrue base revenues for services rendered but unbilled to provide a closer matching of revenues and expenses.

         Tampa Electric's objectives of stabilizing prices through 1999 and securing fair earnings opportunities during this period were accomplished through a series of agreements entered into in 1996 with the Florida Office of Public Counsel (OPC) and the Florida Industrial Power Users Group (FIPUG) which were approved by the FPSC. Prior to these agreements, the FPSC approved a plan submitted by Tampa Electric to defer certain 1995 revenues.

         In general, under these agreements Tampa Electric was allowed to defer revenues in 1995 and 1996 during the construction of Polk Unit One and recognize these revenues in 1997 and 1998 after commercial operation of the unit. Other components of the agreements were: a base rate freeze through 1999; refunds to customers totaling $50 million during the period October 1996 through December 1998; elimination of the oil backout tariff as of January 1996, reducing annual revenues by approximately $12 million; and recovery of the capital costs incurred for the Polk Unit One project.

         Under these agreements Tampa Electric's allowed return on equity (ROE) was established at an 11.75 percent midpoint with a range of 10.75 percent to
12.75 percent. Revenues were deferred for use by the company in 1997 and 1998 according to formulas that varied by year based upon the earned ROE. In 1998, all revenues above the top of the ROE range were held for refund to customers.

         For 1995, Tampa Electric deferred $51 million of revenues under this plan. The deferred revenues accrued interest at the 30-day commercial paper rate as specified in the Florida Administrative Code. For 1996, the company deferred $37 million. This amount and the deferred revenues and interest from 1995 (less $25 million of refunds) provided $62 million for recognition by the company for 1997 and 1998. Revenues in 1997 and 1998 were lower by $5 million and $20 million, respectively, as a result of a temporary base rate reduction that was a component of the stipulation.

         Based on FPSC decisions, the company recognized $27 million for 1997 and $34 million for 1998 of the revenues and interest deferred from 1995 and 1996. After recognizing $10 million of interest accrued over the deferral period, the FPSC ordered $11 million plus interest to be refunded to customers in 2000. In November 1999, FIPUG protested the FPSC decisions for both years and requested a hearing to review a wide range of costs incurred by the company over the two-year period. The FPSC ordered that the $11 million refund be withheld with interest until the protest was heard and resolved.

         In August 2000, the FPSC approved a stipulation entered into between Tampa Electric, FIPUG and OPC that provided for a $13 million refund to customers from September through December 2000. This amount generally represented the $11 million refund amount previously determined plus interest.

         As part of its series of agreements with OPC and FIPUG, Tampa Electric also agreed to refund 60 percent of 1999 revenues that contributed to an ROE in excess of 12 percent, as calculated and approved by the FPSC.

         In October 2000, the FPSC staff recommended that Tampa Electric's 1999 refund be $6.1 million including interest, to be refunded to customers beginning Jan. 1, 2001. OPC objected to certain Tampa Electric interest expenses recognized in 1999 associated with prior tax positions and used to calculate the amount to be refunded. Following a review by the FPSC staff, the FPSC agreed in December 2000 that the original $6.1 million was to be refunded to customers. Tampa Electric agreed to begin the refund beginning as early as February 2001; however, on Feb. 7, 2001, OPC protested the FPSC's refund decision. The protest claims that the stipulations do not allow for the inclusion of the interest expenses on income tax positions in the refund calculations. Hearing dates to resolve the 1999 refund are scheduled for August 2001. The refund was expected by Tampa Electric and was appropriately accounted for in 1999 and 2000. This refund was the last issue remaining under the deferred revenue plan.

         The regulatory arrangements described above covered periods that ended on Dec. 31, 1999. Tampa Electric's rates and its 11.75 percent allowed rate of return on common equity midpoint will continue in effect until such time as changes are occasioned by an agreement approved by FPSC or other FPSC actions as a result of rate or other proceedings initiated by Tampa Electric, FPSC staff or other interested parties. Tampa Electric believes that its currently allowed ROE range is reasonable based on the current interest rate environment and previous FPSC rulings.

DEPRECIATION

         The company provides for depreciation primarily by the straight-line method at annual rates that amortize the original cost, less net salvage, of depreciable property over its estimated service life. The provision for utility plant in service, expressed as a percentage of the original cost of depreciable property, was 4.1% for 2000, 4.0% for 1999 and 4.1% for 1998.

         The original cost of utility plant retired or otherwise disposed of and the cost of removal less salvage are charged to accumulated depreciation.

ASSET IMPAIRMENT

         The company periodically assesses whether there has been a permanent impairment of its long-lived assets and certain intangibles held and used by the company, in accordance with FAS 121, Accounting for the Impairment of Long-lived Assets and Long-Lived Assets to be Disposed of. No write-down of assets due to impairment was required in 2000 or 1999.

REPORTING COMPREHENSIVE INCOME

         The company has adopted FAS 130, Reporting Comprehensive Income. This standard requires that comprehensive income, which includes net income as well as certain changes in assets and liabilities recorded in common equity, be reported in the financial statements. There were no components of comprehensive income other than net income for the years ended Dec. 31, 2000 and 1999.

REPORTING ON THE COSTS OF START-UP ACTIVITIES

         In 1999, the company adopted AICPA Statement of Position (SOP) 98-5, Reporting on the Costs of Start-up Activities. It requires costs of start-up activities and organization costs to be expensed as incurred. Start-up activities are broadly defined as those one-time activities related to events such as opening a new facility, conducting business in a new territory and organizing a new entity. Some costs, such as the costs of acquiring or constructing long-lived assets and bringing them into service, are not subject to SOP 98-5. The costs expensed in 2000 and 1999 in accordance with SOP 98-5 were not significant.

ACCOUNTING FOR CONTRACTS INVOLVED IN ENERGY TRADING AND RISK MANAGEMENT
ACTIVITIES

         In 1998, the FASB's Emerging Issues Task Force (EITF) released Issue 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities, effective for fiscal years beginning after Dec. 15, 1998. EITF 98-10 requires contracts for the purchase and sale of energy commodities that are determined to be trading activities or contracts as defined in the Issue, be valued at market on the balance sheet date, and the resulting gain or loss reflected in earnings. At Dec. 31, 2000 and 1999, the company did not have any contracts for the purchase or sale of energy that would be classified as trading activities as defined in EITF 98-10.

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

OTHER DEFERRED CREDITS

         Other deferred credits primarily include the accrued postretirement benefit liability and the pension liability.

ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION (AFUDC)

         AFUDC is a non-cash credit to income with a corresponding charge to utility plant which represents the cost of borrowed funds and a reasonable return on other funds used for construction. The rate used to calculate AFUDC is revised periodically to reflect significant changes in Tampa Electric's cost of capital. The rate was 7.79% for 2000, 1999 and 1998. Total AFUDC for 2000 and 1999 was $2.3 million and $1.8 million, respectively. There were no qualifying projects in 1998. The base on which AFUDC is calculated excludes construction work in progress which has been included in rate base.

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

         The company has completed the review and documentation of its derivative contracts, and found that such activity has been minimal and relatively short-term in duration From time to time, the company has entered into futures, swaps and options contracts to limit exposure to gas price increases. As of Dec. 31, 2000 the company did not have any derivative or hedging transactions in place that require an opening adjustment to the financial statements for Jan. 1, 2001. Management will continue to document all current, new and possible uses of derivatives, and develop procedures and methods for measuring them.

RECLASSIFICATIONS

         Certain prior year amounts were reclassified to conform with current year presentation.

B.       COMMON STOCK

The company is a wholly owned subsidiary of TECO Energy, Inc.

                                                             COMMON STOCK
                                                          -------------------          ISSUE
(thousands)                                               SHARES       AMOUNT          EXPENSE         TOTAL
                                                          ------      -------          -------         -----
Balance Dec. 31, 1997                                       10      $  972.8           $(0.7)       $  972.1
 Contributed capital from parent                            --          54.0              --            54.0
                                                          ----   ------------       --------     -----------
Balance Dec. 31, 1998                                       10       1,026.8            (0.7)        1,026.1
 Contributed capital from parent                            --          17.0              --            17.0
                                                          ----   -----------        --------     -----------
Balance Dec. 31, 1999                                       10       1,043.8            (0.7)        1,043.1
 Contributed capital from parent                            --         105.0              --           105.0
                                                          ----    ----------        --------      ----------
Balance Dec. 31, 2000                                       10      $1,148.8           $(0.7)       $1,148.1
                                                          ====    ==========        ========      ==========

C.       RETAINED EARNINGS

         Tampa Electric's first mortgage bonds and certain of Peoples Gas System's long-term debt issues contain provisions that limit the dividend payment on the company's common stock. At Dec. 31, 2000, substantially all of the company's retained earnings were available for dividends on its common stock.

D.       RETIREMENT PLAN

         Tampa Electric is a participant in the comprehensive retirement plan of TECO Energy, including a non-contributory defined benefit retirement plan which covers substantially all employees. Benefits are based on employees' age, years of service and final average salary. Effective April 1, 2000, the plan was amended to provide for benefits to be earned and payable substantially on a lump sum basis through an age and service credit schedule for eligible participants leaving the company on or after July 1, 2001. Other significant provisions of the plan, such as eligibility, definitions of credited service, final average earnings, etc., remain largely unchanged. This amendment resulted in decreased pension expense of approximately $2.0 million in 2000 and a reduction of benefit obligation of $14.4 million at Dec. 31, 2000

         TECO Energy's policy is to fund the plan within the guidelines set by ERISA for the minimum annual contribution and the maximum allowable as a tax deduction by the IRS. About 68 percent of plan assets were invested in common stocks and 32 percent in fixed income investments at Dec. 31, 2000.

         Amounts prior to 1999 have been restated to include the unfunded obligations for the supplemental executive retirement plan, a non-qualified, non-contributory defined benefit retirement plan available to certain senior management. TECO Energy reported $2 million of comprehensive income in 2000 and $5.5 million of comprehensive loss in 1999 related to adjustments to the minimum pension liability associated with the supplemental executive retirement plan.

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

COMPONENTS OF NET PENSION EXPENSE

(MILLIONS)                                                2000          1999          1998
                                                        -------       -------       -------
Service cost (benefits earned during the period)        $  10.7       $  12.9       $  11.7
Interest cost on projected benefit obligations             27.5          27.2          26.5
Expected return on plan assets                            (40.8)        (34.6)        (31.5)
Amortization of:
  Unrecognized transition asset                            (1.0)         (0.9)         (0.9)
  Prior service cost                                        0.2           1.2           1.2
  Actuarial (gain) loss                                    (5.6)          5.2           1.2
                                                        -------       -------       -------
Net pension expense                                        (9.0)         11.0           8.2
Special termination benefit charge                          1.1            --           0.7
Curtailment charge                                           --            --          (0.8)
                                                        -------       -------       -------
Net pension expense recognized in the Consolidated
  Statements of Income (1)                              $  (7.9)      $  11.0       $   8.1
                                                        =======       =======       =======


(1) Tampa Electric Company's portion was ($9.4) million, $1.8 million and $2.1 million for 2000, 1999 and 1998, respectively.

RECONCILIATION OF THE FUNDED STATUS OF THE RETIREMENT PLAN AND THE ACCRUED PENSION PREPAYMENT/(LIABILITY)
(MILLIONS)

                                                           DEC. 31,       DEC. 31,
                                                            2000            1999
                                                          --------        --------
Project benefit obligation, beginning of year             $  360.4        $  414.9
Change in benefit obligation due to:
  Service cost                                                10.7            12.9
  Interest cost                                               27.5            27.2
  Actuarial (gain) loss                                       17.8           (68.1)
  Plan Amendments                                            (14.4)             --
  Special termination benefits                                 1.1              --
  Gross benefits paid                                        (23.2)          (26.5)
                                                          --------        --------
Projected benefit obligation, end of year                    379.9           360.4
                                                          --------        --------

Fair value of plan assets, beginning of year                 512.1           468.7
Change in plan assets due to:
  Actual return on plan assets                                 6.2            65.3
  Employer contributions                                       1.6             7.6
  Gross benefits paid (including expenses)                   (26.1)          (29.5)
                                                          --------        --------
Fair value of plan assets, end of year                       493.8           512.1
                                                          --------        --------

Funded status, end of year                                   113.9           151.7
Unrecognized net actuarial gain                             (127.8)         (188.6)
Unrecognized prior service cost                               (3.3)           11.3
Unrecognized net transition asset                             (4.7)           (5.7)
                                                          --------        --------
Accrued pension liability                                 $  (21.9)       $  (31.3)
                                                          ========        ========

ASSUMPTIONS USED IN DETERMINING ACTUARIAL VALUATIONS

                                                            2000            1999
                                                          --------        --------
Discount rate to determine projected
  benefit obligation                                          7.50%           7.75%
Rates of increase in compensation levels                   3.3-5.3%        3.3-5.3%
Plan asset growth rate through time                              9%              9%

E.       POSTRETIREMENT BENEFIT PLAN

         Tampa Electric Company currently provides certain postretirement health care benefits for substantially all employees retiring after age 55 meeting certain service requirements. The company contribution toward health care coverage for most employees retiring after Jan. 1, 1990 and before July 1, 2001, is limited to a defined dollar benefit based on years of service. Effective April 1, 2000, the company adopted changes to this program for participants retiring from the company on or after July 1, 2001, after age 50 that meet certain service requirements. The company contribution toward pre-65 and post-65 health care coverage for most employees retiring on or after July 1, 2001, is limited to a defined dollar benefit based on an age and service schedule. The impact of this amendment includes a change in the company's commitment for future retirees combined with a grandfathering provision for current retired participants which results in an increase in the benefit obligation of $22.9 million. Postretirement benefit levels are substantially unrelated to salary. Tampa Electric Company reserves the right to terminate or modify the plans in whole or in part at any time. Amounts prior to 1999 have been restated to include life insurance benefits.

COMPONENTS OF POSTRETIREMENT BENEFIT COST
(MILLIONS)

                                                       2000          1999         1998
                                                      -------       -------      -------
Service cost (benefits earned during the period)      $   2.0       $   2.2      $   1.6
Interest cost on projected benefit obligations            7.0           5.2          4.8
Amortization of transition obligation
   (straight line over 20 years)                          2.1           2.1          2.1
Amortization of prior service cost                        1.5           0.5          0.5
Amortization of actuarial loss/(gain)                    (0.2)          0.2         (0.1)
Special termination benefits                              0.2            --           --
Additional amounts recognized                            (0.2)           --           --
                                                      -------       -------      -------
 Net periodic Postretirement  benefit expense         $  12.4       $  10.2      $   8.9
                                                      =======       =======      =======

RECONCILIATION OF THE FUNDED STATUS OF THE POSTRETIREMENT BENEFIT PLAN AND THE ACCRUED LIABILITY
(MILLIONS)

                                                                       DEC. 31,       DEC. 31,
                                                                        2000            1999
                                                                      --------        --------
Accumulated postretirement benefit obligation, beginning of year      $   71.1        $   72.8
Change in benefit obligation due to:
  Service cost                                                             2.0             2.2
  Interest cost                                                            7.0             5.2
  Plan participants' contributions                                         0.9             0.3
  Special termination benefits                                             0.2              --
  Actuarial (gain) loss                                                    6.8            (4.8)
  Plan amendments                                                         21.5              --
  Gross benefits paid                                                     (5.6)           (3.6)
                                                                      --------        --------
Accumulated postretirement benefit obligation,  end of year           $  103.9        $   71.1
                                                                      ========        ========

Funded status, end of year                                            $ (103.9)       $  (71.1)
Unrecognized net loss from past experience                                 6.6            (0.5
Unrecognized prior service cost                                           25.1             5.1
Unrecognized transition obligation                                        25.3            27.4
                                                                      --------        --------
Liability for accrued postretirement benefit                          $  (46.9)       $  (39.1)
                                                                      ========        ========

ASSUMPTIONS USED IN DETERMINING ACTUARIAL VALUATIONS

                                                                          2000            1999
                                                                      --------        --------
Discount rate to determine projected benefit obligation                    7.5%           7.75%

         The assumed health care cost trend rate for medical costs prior to age 65 was 7.25% in 2000 and decreases to 5.0% in 2002 and thereafter. The assumed health care cost trend rate for medical costs after age 65 was 6.25% in 2000 and decreases to 5.0% in 2002 and thereafter.

         A 1-percent increase in the medical trend rates would produce a 10-percent ($0.9 million) increase in the aggregate service and interest cost for 2000 and a 9-percent ($8.9 million) increase in the accumulated postretirement benefit obligation as of Dec. 31, 2000.

         A 1-percent decrease in the medical trend rates would produce an 8-percent ($0.8 million) decrease in the aggregate service and interest cost for 2000 and a 7-percent ($7.9 million) decrease in the accumulated postretirement benefit obligation as of Dec. 31, 2000.

F.       SHORT-TERM DEBT

         Notes payable consisted primarily of commercial paper with weighted average interest rates of 6.53% and 5.95% at Dec. 31, 2000 and 1999, respectively. The carrying amount of notes payable approximated fair market value because of the short maturity of these instruments. Unused lines of credit at Dec. 31, 2000 were $230 million. Certain lines of credit require commitment fees of .05% on the unused balances.

G.       INCOME TAX EXPENSE

The company is included in the filing of a consolidated Federal income tax return with its parent and affiliates. The company's income tax expense is based upon a separate return computation. Income tax expense consists of the following components:

(millions)                                                         FEDERAL              STATE               TOTAL
                                                                  --------             -------             -------
2000
Currently payable                                                   $128.3              $ 11.4             $ 139.7
Deferred                                                             (42.5)                3.1               (39.4)
Amortization of investment tax credits                                (4.6)                 --                (4.4)
                                                                    ------              ------             -------
Total income tax expense                                            $ 81.4              $ 14.5                95.9
                                                                    ======              ======
Included in other income, net                                                                                  0.2
                                                                                                           -------
Included in operating expenses                                                                             $  95.7
                                                                                                           =======

1999
Currently payable                                                   $ 89.2              $ 12.4              $101.6
Deferred                                                             (16.2)                 .5               (15.7)
Amortization of investment tax credits                                (4.6)                 --                (4.6)
                                                                    ------              ------             -------
Total income tax expense                                            $ 68.4              $ 12.9                81.3
                                                                    ======              ======
Included in other income, net                                                                                 (0.4)
                                                                                                           -------
Included in operating expenses                                                                             $  81.7
                                                                                                           =======

1998
Currently payable                                                   $ 52.8              $  9.3             $  62.1
Deferred                                                              24.7                 3.8                28.5
Amortization of investment tax credits                                (4.6)                 --                (4.6)
                                                                    ------              ------             -------
Total income tax expense                                            $ 72.9              $ 13.1                86.0
                                                                    ======              ======
Included in other income, net                                                                                 (0.3)
                                                                                                           -------
Included in operating expenses                                                                             $  86.3
                                                                                                           =======


         Deferred taxes result from temporary differences in the recognition of certain liabilities or assets for tax and financial reporting purposes. The principal components of the company's deferred tax assets and liabilities recognized in the balance sheet are as follows:

                                                                                       DEC. 31,            DEC. 31,
(millions)                                                                               1999                1999
                                                                                       --------            --------
Deferred tax assets(1)
 Property related                                                                    $    99.3           $    94.3
 Leases                                                                                    4.2                 4.5
 Insurance reserves                                                                       14.7                12.4
 Early capacity payments                                                                   2.2                 2.2
 Other                                                                                     3.9                 8.2
                                                                                     ---------           ---------
  Total deferred income tax assets                                                       124.3               121.6
                                                                                     ---------           ---------
Deferred income tax liabilities(1)
 Property related                                                                       (436.3)             (484.7)
 Other                                                                                    11.8                26.4
                                                                                     ---------           ---------
  Total deferred income tax liabilities                                                 (424.5)             (458.3)
                                                                                     ---------           ---------
  Accumulated deferred income taxes                                                  $  (300.2)          $  (336.7)
                                                                                     =========           =========


-----------------
(1)   Certain property related assets and liabilities have been netted.

         The total income tax provisions differ from amounts computed by applying the federal statutory tax rate to income before income taxes for the following reasons:

(millions)                                                   2000           1999           1998
                                                            -------        -------        -------
Net income                                                  $ 166.3        $ 144.9        $ 146.4
Total income tax provision                                     95.9           81.3           86.0
                                                            -------        -------        -------
Income before income taxes                                  $ 262.2        $ 226.2        $ 232.4
                                                            =======        =======        =======

Income taxes on above at federal statutory rate of 35%      $  91.7        $  79.1        $  81.3
Increase (decrease) due to
  State income tax, net of federal income tax                   9.5            8.4            8.5
  Amortization of investment tax credits                       (4.4)          (4.6)          (4.6)
  Equity portion of AFUDC                                      (0.5)            --             --
  Other                                                        (0.4)          (1.6)           0.8
                                                            -------        -------        -------
Total income tax provision                                  $  95.9        $  81.3        $  86.0
                                                            =======        =======        =======
Provision for income taxes as a percent of income
   before income taxes                                         36.6%          35.9%          37.0%
                                                            =======        =======        =======

H.       RELATED PARTY TRANSACTIONS (millions)

Net transactions with affiliates are as follows:

                                         2000         1999         1998
                                       -------      -------      -------
Fuel and interchange related, net      $ 181.6      $ 130.0      $ 149.6
Administrative and general, net        $  32.7      $  15.5      $  13.5

Amounts due from or to affiliates of the company at year-end are as follows:

                            2000         1999
                         -------      -------
Accounts receivable      $  14.3      $   6.5
Accounts payable         $  40.9      $  28.1

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

1998 CHARGES

         In 1998, Tampa Electric recognized charges totaling $16.9 million, pretax ($10.3 million, after tax). These charges consisted of the following:

         The FPSC in September 1997 ruled that under the regulatory agreements effective through 1999 the costs associated with two long-term wholesale power sales contracts should be assigned to the wholesale jurisdiction and that for retail rate making purposes the costs transferred from retail to wholesale should reflect average costs rather than the lower incremental costs on which the two contracts are based. As a result of this decision and the related reduction of the retail rate base upon which Tampa Electric is allowed to earn a return, these contracts became uneconomic. One contract was terminated in 1997. As to the other contract, which expires in 2001, Tampa Electric entered into firm power purchase contracts with third parties to provide replacement power through 1999 and is no longer separating the associated generation assets from the retail jurisdiction. The cost of purchased power under these contracts exceeded the revenues expected through 1999. To reflect this difference, Tampa

Electric recorded a $9.6 million charge ($5.9 million after tax) in 1998. In November 1999, the FPSC approved a company- proposed treatment for the remaining 14 1/2 months of the contract that flows 100 percent of the revenues from the contract back to retail customers.

         Tampa Electric also recorded a charge of $7.3 million ($4.4 million after tax) in other expense for an FPSC decision in 1998 denying recovery of certain BTU coal quality price adjustments for coal purchases from TECO Coal since 1993.

J.       COMMITMENTS AND CONTINGENCIES

         Tampa Electric's capital investments are estimated to be $186 million in 2001 and $648 million for 2002 through 2005 for equipment and facilities to meet customer growth and generation reliability programs. Additionally, Tampa Electric is also expecting to spend $167 million in 2001 and $459 million during 2002-2005 to repower the Gannon Power Station and is forecasting $20 million in 2001 and $19 million during 2002-2005 to construct additional generation expansion. At the end of 2000, Tampa Electric had outstanding commitments of about $300 million primarily for the repowering project at Gannon Power Station.

         Peoples Gas System's capital investments are estimated to be $73 million for 2001 and $251 million for 2002 through 2005 for infrastructure expansion to grow the customer base and normal asset replacement.

         Tampa Electric Company is a potentially responsible party for certain superfund sites and, through its Peoples Gas System division, for certain former manufactured gas plant sites. While the joint and several liability associated with these sites presents the potential for significant response costs, Tampa Electric Company estimates its ultimate financial liability at approximately $22 million over the next 10 years. The environmental remediation costs associated with these sites have been recorded on the accompanying consolidated balance sheet and are not expected to have a significant impact on customer prices.

K.       SEGMENT INFORMATION

         Tampa Electric Company is a public utility operating within the state of Florida. Through its Tampa Electric division, it is engaged in the generation, purchase, transmission, distribution and sale of electric energy to more than 568,000 customers in West Central Florida. Its Peoples Gas System division is engaged in the purchase, distribution and marketing of natural gas for more than 262,000 residential, commercial, industrial and electric power generation customers in the State of Florida. FAS 131 was adopted in 1998, and all prior years presented here have been restated to conform to the requirements of FAS 131.


                                                INCOME                                                      CAPITAL
                                                  FROM              NET                        ASSETS     EXPENDITURES
(millions)                REVENUES             OPERATIONS(1)      INCOME     DEPRECIATION    AT DEC. 31,   FOR THE YEAR
                         ---------             ----------        --------    ------------    -----------   ------------
2000

 Tampa Electric             $1,353.8 (2)            $  211.0(4)    $  144.5(6)       $  161.6      $3,014.2      $  267.1
 Peoples Gas System            314.5                    33.8           21.8              25.7         535.6          82.2
 Other and eliminations         (0.9)                     --             --                --            --            --
                            --------                --------       --------          --------      --------      --------
 Tampa Electric Company     $1,667.4                $  244.8       $  166.3          $  187.4      $3,549.8      $  349.3
                            ========                ========       ========          ========      ========      ========

1999

 Tampa Electric             $1,199.8(2)(3)(4)       $  195.0(4)    $  138.8(6)       $  147.6      $2,889.4      $  228.7
 Peoples Gas System            251.7                    30.5           19.8              23.1         433.1          77.8
 Other and eliminations         (0.6)                     --             --                --            --            --
 Charges (see Note I)            7.9                     7.9          (13.7)               --            --            --
                            --------                --------       --------          --------      --------      --------
 Tampa Electric Company     $1,458.8                $  233.4       $  144.9          $  170.7      $3,322.5      $  306.5
                            ========                ========       ========          ========      ========      ========

1998

 Tampa Electric             $1,234.6 (2)(3)         $  203.4(5)    $  141.2(6)       $  146.1      $2,770.9      $  176.2
 Peoples Gas System            252.8                    25.8           15.5              21.1         375.6          55.9
 Charges (see Note I)             --                    (9.6)         (10.3)               --            --            --
                            --------                --------       --------          --------      --------      --------
 Tampa Electric Company     $1,487.4                $  219.6       $  146.4          $  167.2      $3,146.5      $  232.1
                            ========                ========       ========          ========      ========      ========

(1) Operating income is net of income tax expense. Total income tax expense was $95.8 million, $81.7 million and $86.3 million in 2000, 1999 and 1998, respectively.

(2) Revenues from sales to affiliates were $32.3 million, $24.1 million and $23.2 million in 2000, 1999 and 1998, respectively.

(3) Revenues shown in 1999 include the reversal of previously deferred revenue of $11.9 million. Revenues shown in 1998 include the recognition of previously deferred revenue of $38.3 million.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         During the period Jan. 1, 1999 to the date of this report, the company has not had and has not filed with the Commission a report as to any changes in or disagreements with accountants on accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)      1. Financial Statements - See index on page 21.
         2. Financial Statement Schedules - See index on page 21.




                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                FOR THE YEARS ENDED DEC. 31, 2000, 1999 AND 1998
                                   (millions)

                                                                  ADDITIONS
                                            BALANCE AT     ------------------------                     BALANCE AT
                                            BEGINNING      CHARGED TO         OTHER                      END OF
                                           OF PERIOD         INCOME          CHARGES    DEDUCTIONS(1)     PERIOD
                                           ---------       ----------        -------    -------------   -----------
Allowance for Uncollectible Accounts:
         2000                                 $ 1.1           $ 5.6         $ --            $ 4.7           $ 2.0

         1999                                   0.6             5.7           --              5.2             1.1

         1998                                   0.9             4.5           --              4.8             0.6

-----------------------------
(1)      Write-off of individual bad debt accounts

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

*4.16 Loan and Trust Agreement among the Hillsborough County Industrial Development Authority, Tampa Electric Company and NationsBank of Florida, N.A., as trustee dated as of Oct. 26, 1992 (Exhibit 4.2, Form 10-Q for the quarter ended Sept. 30, 1992 of Tampa Electric Company).

*4.17 Loan and Trust Agreement among the Hillsborough County Industrial Development Authority, Tampa Electric Company and NationsBank of Florida, N.A., as trustee, dated as of June 23, 1993 (Exhibit 4.2, Form 10-Q for the quarter ended June 30, 1993 of Tampa Electric Company).

*4.18 Loan and Trust Agreement, among the Polk County Industrial Development Authority, Tampa Electric Company and the Bank of New York, as trustee, dated as of Dec. 1, 1996 (Exhibit 4.18, Form 10-K for 1996 of Tampa Electric Company).

*4.19 Indenture between Tampa Electric Company and The Bank of New York as trustee, dated as of July 1, 1998 (Exhibit 4.1 to Registration Statement No. 333-55873)

*4.20 First Supplemental Indenture between Tampa Electric Company and The Bank of New York, as trustee dated as of July 15, 1998 (Exhibit 4.1, Form 8-K dated July 28, 1998 of Tampa Electric Company).

*4.21 Second Supplemental Indenture between Tampa Electric Company and The Bank of New York, dated as of Aug. 15, 2000 (Exhibit 4.1, form 8-K dated Aug. 22, 2000 of Tampa Electric Company).

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

*10.5 Forms of Severance Agreements between TECO Energy, Inc. and certain officers, as amended and restated as of Oct. 22, 1999 (Exhibit 10.5, Form 10-K for 1999 of Tampa Electric Company).

*10.6 TECO Energy, Inc. 1991 Director Stock Option Plan as amended on Jan. 21, 1992 (Exhibit 10.20, Form 10-K for 1991 of Tampa Electric Company).

*10.7 Supplemental Executive Retirement Plan for H.L. Culbreath, as amended on April 27, 1989 (Exhibit 10.14, Form 10-K for 1989 of TECO Energy, Inc.).

*10.8 TECO Energy Directors' Deferred Compensation Plan, as amended and restated effective April 1, 1994 (Exhibit 10.1, Form 10-Q for the quarter ended March 31, 1994 of Tampa Electric Company).

*10.9 TECO Energy Group Retirement Savings Excess Benefit Plan, as amended and restated effective as of July 15, 1998. (Exhibit 10.13, Form 10-K for 1998 of Tampa Electric Company).

*10.10 Form of Nonstatutory Stock Option under the TECO Energy, Inc. 1996 Equity Incentive Plan (Exhibit 10.1, Form 10-Q for the quarter ended June 30, 1996 of Tampa Electric Company).

*10.11 Form of Amendment to Nonstatutory Stock Option, dated as of July 15, 1998, under the TECO Energy, Inc. 1996 Equity Incentive Plan (Exhibit 10.3, Form 10-Q for the quarter ended Sept. 30, 1998 of Tampa Electric Company).

*10.12 Form of Nonstatutory Stock Option under the TECO Energy, Inc. 1996 Equity Incentive Plan (Exhibit 10.5, Form 10-Q for the quarter ended June 30, 1999 of Tampa Electric Company).

*10.13 Form of Restricted Stock Agreement between TECO Energy, Inc. and certain officers under the TECO Energy, Inc. 1996 Equity Incentive Plan (Exhibit 10.1, Form 10-Q for the quarter ended June 30, 1998 of Tampa Electric Company).

*10.14 Form of Amendment to Restricted Stock Agreements, dated as of July 15, 1998, between TECO Energy, Inc. and certain senior executives under the TECO Energy, Inc. 1996 Equity Incentive Plan (Exhibit 10.2, Form 10-Q for the quarter ended Sept. 30, 1998 of Tampa Electric Company).

*10.15 TECO Energy, Inc. 1997 Director Equity Plan (Exhibit 10.1, Form 8-K dated April 16, 1997 of Tampa Electric Company).

*10.16 Form of Nonstatutory Stock Option under the TECO Energy, Inc. 1997 Director Equity Plan (Exhibit 10, Form 10-Q for the quarter ended June 30, 1997 of Tampa Electric Company).

*10.17 Supplemental Executive Retirement Plan for R. D. Fagan as of May 24, 1999 (Exhibit 10.1, Form 10-Q for the quarter ended June 30, 1999 of Tampa Electric Company).

*10.18 Terms of R. D. Fagan's employment, dated as of May 24, 1999 (Exhibit 10.2, Form 10-Q for the quarter ended June 30, 1999 of Tampa Electric Company).

*10.19 Nonstatutory Stock Option granted to R. D. Fagan, dated as of May 24, 1999 (Exhibit 10.3, Form 10-Q for the quarter ended June 30, 1999 of Tampa Electric Company).

*10.20 Restricted Stock Agreement between TECO Energy, Inc. and R. D. Fagan, dated as of May 24, 1999 (Exhibit 10.4, Form 10-Q for the quarter ended June 30, 1999 of Tampa Electric Company).

*10.21 Form of Performance Shares Agreement between TECO Energy, Inc. and certain officers under the TECO Energy, Inc. 1996 Equity Incentive Plan. (Exhibit 10.2, Form 10-Q for the quarter ended June 30, 2000 of Tampa Electric Company).

*10.22 Form of Replacement Performance Shares Agreement between TECO Energy, Inc. and certain officers under the TECO Energy, Inc. 1996 Equity Incentive Plan. (Exhibit 10.1, Form 10-Q for the quarter ended June 30, 2000 of Tampa Electric Company).

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

(b)      REPORTS ON FORM 8-K

               Tampa Electric Company did not file any reports on Form 8-K during the last quarter of 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of March, 2001.

                                    TAMPA ELECTRIC COMPANY

                                     By R.D. FAGAN*
                                        ---------------------------------------
                                        R.D. FAGAN, Chairman of the Board,
                                        Director and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 28, 2001:

     SIGNATURE                                               TITLE
     ---------                                               -----
     R.D. FAGAN*                                             Chairman of the Board,
     ------------------------                                Director and Chief Executive Officer
     R.D. FAGAN                                              (Principal Executive Officer)


     /s/ G.L. GILLETTE                                       Vice President-Finance
     ------------------------                                and Chief Financial Officer
         G.L. GILLETTE                                       (Principal Financial Officer)


     P.L.  BARRINGER*                                        Vice President-Controller
     ------------------------                                (Principal Accounting Officer)
     P.L. BARRINGER



         SIGNATURE                      TITLE                SIGNATURE                      TITLE
         ---------                      -----                ---------                      -----
         C.D. AUSLEY*                  Director              W.D. ROCKFORD*                Director
         ------------------------                            --------------------
         C.D. AUSLEY                                         W.D. ROCKFORD

         S.L. BALDWIN*                 Director              W.P. SOVEY*                   Director
         ------------------------                            --------------------
         S.L. BALDWIN                                        W.P. SOVEY

         H.L. CULBREATH*               Director              J.T. TOUCHTON*                Director
         ------------------------                            --------------------
         H.L. CULBREATH                                      J.T. TOUCHTON

         J.L. FERMAN, JR.*             Director              J.A. URQUHART*                Director
         ------------------------                            --------------------
         J.L. FERMAN, JR.                                    J.A. URQUHART

         L.GUINOT, JR.*                Director              J.O. WELCH, JR.*              Director
         ------------------------                            --------------------
         L.GUINOT, JR.                                       J.O. WELCH, JR.

         T.L. RANKIN*                  Director
         ------------------------
         T.L. RANKIN


         *By: /s/ G. L. GILLETTE
              ---------------------------------------
                  G. L. GILLETTE, Attorney-in-fact

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT


         No annual report or proxy material has been sent to Tampa Electric Company's security holders, since all of its equity securities are held by TECO Energy, Inc.

                                INDEX TO EXHIBITS

EXHIBIT                                                                                                             PAGE
  NO.     DESCRIPTION                                                                                                NO.
------    -----------                                                                                                ---

3.1       Articles of Incorporation (Exhibit 3.1 to Registration Statement No. 2-70653).                               *
3.2       Bylaws, as amended, effective April 16, 1997 (Exhibit 3, Form 10-Q for the quarter ended                     *
          June 30, 1997 of Tampa Electric Company).
4.1       Indenture of Mortgage among Tampa Electric Company, State Street Trust Company and                           *
          First Savings & Trust Company of Tampa, dated as of Aug. 1, 1946  (Exhibit 7-A to Registration
          Statement No. 2-6693).
4.2       Thirteenth Supplemental Indenture, dated as of Jan. 1, 1974, to Exhibit 4.1                                  *
          (Exhibit 2-g-l, Registration Statement No. 2-51204).
4.3       Sixteenth Supplemental Indenture, dated as of Oct. 30, 1992, to Exhibit 4.1                                  *
          (Exhibit 4.1, Form 10-Q for the quarter ended Sept. 30, 1992 of Tampa Electric Company).
4.4       Eighteenth Supplemental Indenture, dated as of May 1, 1993, to Exhibit 4.1                                   *
          (Exhibit 4.1, Form 10-Q for the quarter ended June 30, 1993).
4.5       Installment Purchase and Security Contract between and the Hillsborough County Industrial                    *
          Development Authority and Tampa Electric Company, dated as of March 1, 1972 (Exhibit 4.9,
          Form 10-K for 1986 of Tampa Electric Company).
4.6       First Supplemental Installment Purchase and Security Contract, dated as of Dec. 1, 1974                      *
          (Exhibit 4.10, Form 10-K for 1986 of Tampa Electric Company).
4.7       Third Supplemental Installment Purchase Contract, dated as of May 1, 1976 (Exhibit 4.12,                     *
          Form 10-K for 1986 of Tampa Electric Company).
4.8       Installment Purchase Contract between the Hillsborough County Industrial Development                         *
          Authority and Tampa Electric Company, dated as of Aug. 1, 1981 (Exhibit 4.13, Form 10-K for
          1986 of Tampa Electric Company).
4.9       Amendment to Exhibit A of Installment Purchase Contract, dated as of April 7, 1983                           *
          (Exhibit 4.14, Form 10-K for 1989 of Tampa Electric Company).
4.10      Second Supplemental Installment Purchase Contract, dated as of June 1, 1983                                  *
          (Exhibit 4.11, Form 10-K for 1994 of Tampa Electric Company).
4.11      Third Supplemental Installment Purchase Contract, dated as of Aug. 1, 1989                                   *
          (Exhibit 4.16, Form 10-K for 1989 of Tampa Electric Company).
4.12      Installment Purchase Contract between the Hillsborough County Industrial Development                         *
          Authority and Tampa Electric Company, dated as of Jan. 31, 1984 (Exhibit 4.13, Form 10-K for 1993 of Tampa Electric Company).
4.13      First Supplemental Installment Purchase Contract, dated as of Aug. 2, 1984                                   *
          (Exhibit 4.14, Form 10-K for 1994 of Tampa Electric Company).
4.14      Second Supplemental Installment Purchase Contract, dated as of July 1, 1993                                  *
          (Exhibit 4.3, Form 10-Q for the quarter ended June 30, 1993).
4.15      Loan and Trust Agreement among the Hillsborough County Industrial Development Authority,                     *
          Tampa Electric Company and NCNB National Bank of Florida, dated as of Sept. 24, 1990
          (Exhibit 4.1, Form 10-Q for the quarter ended Sept. 30, 1990 of Tampa Electric Company).
4.16      Loan and Trust Agreement among the Hillsborough County Industrial Development Authority, Tampa               *
          Electric Company and NationsBank of Florida, N.A., as trustee, dated as of Oct. 26, 1992.
          (Exhibit 4.2, Form 10-Q for the quarter ended Sept. 30, 1992 of Tampa Electric Company).
4.17      Loan and Trust Agreement among the Hillsborough County Industrial Development Authority, Tampa               *
          Electric Company and NationsBank of Florida, N.A., as trustee, dated as of June 23, 1993.
          (Exhibit 4.2, Form 10-Q for the quarter ended June 30, 1993 of Tampa Electric Company).
4.18      Loan and Trust Agreement among the Polk County Industrial Development Authority, Tampa                       *
          Electric Company and the Bank of New York, as trustee, dated as of Dec. 1, 1996.
          (Exhibit 4.18, Form 10-K for 1996 of Tampa Electric Company).
4.19      Indenture between Tampa Electric Company and The Bank of New York as trustee, dated as of                    *
          July 1, 1998 (Exhibit 4.1 to Registration Statement No. 333-55873)
4.20      First Supplemental Indenture between Tampa Electric Company and The Bank of New York,                        *
          as trustee, dated as of July 15, 1998. (Exhibit 4.1, Form 8-K dated July 28, 1998 of Tampa
          Electric Company).



EXHIBIT                                                                                                             PAGE
  NO.     DESCRIPTION                                                                                                NO.
------    -----------                                                                                                ---


4.21      Second Supplemental Indenture dated as of Aug. 15, 2000 between Tampa Electric Company and The               *
          Bank of New York (Exhibit 4.1, Form 8-K dated Aug. 22, 2000 of Tampa Electric Company).
10.1      TECO Energy Group Supplemental Executive Retirement Plan, as amended and restated as of                      *
          Oct. 16, 1996 (Exhibit 10.3, Form 10-K for 1996 of Tampa Electric Company).
10.2      TECO Energy Group Supplemental Retirement Benefits Trust Agreement as amended and restated                   *
          as of Jan. 15, 1997 (Exhibit 10.4, Form 10-K for 1996 of Tampa Electric Company).
10.3      Annual Incentive Compensation Plan for TECO Energy and subsidiaries, revised Jan. 20, 1999                   *
          (Exhibit 10.4, Form 10-K for 1998 of Tampa Electric Company).
10.4      TECO Energy, Inc. Group Supplemental Disability Income Plan, dated as of March 20, 1989                      *
          (Exhibit 10.19, Form 10-K for 1988 of Tampa Electric Company).
10.5      Forms of Severance Agreements between TECO Energy, Inc. and certain senior executives,                       *
          as amended and restated as of Oct. 22, 1999 (Exhibit 10.5 Form 10-K for 1999 of Tampa
          Electric Company)
10.6      TECO Energy, Inc. 1991 Director Stock Option Plan as amended on Jan. 31, 1992                                *
          (Exhibit 10.20, Form 10-K for 1991 of Tampa Electric Company).
10.7      Supplemental Executive Retirement Plan for H.L. Culbreath, as amended on April 27, 1989                      *
          (Exhibit 10.14, Form 10-K for 1989 of TECO Energy, Inc.).
10.8      TECO Energy Directors' Deferred Compensation Plan, as amended and restated effective April 1,                *
          1994 (Exhibit 10.1, Form 10-Q for the quarter ended March 31, 1994 of Tampa Electric Company).
10.9      TECO Energy Group Retirement Savings Excess Benefit Plan, as amended and restated                            *
          effective as of July 15, 1998. (Exhibit 10.13, Form 10-K for 1998 of Tampa Electric Company).
10.10     Form of Nonstatutory Stock Option under the TECO Energy, Inc. 1996 Equity Incentive Plan                     *
          (Exhibit 10.1, Form 10-Q for the quarter ended June 30, 1996 of Tampa Electric Company).
10.11     Form of Amendment to Nonstatutory Stock Option, dated as of July 15, 1998, under the TECO                    *
          Energy, Inc. 1996 Equity Incentive Plan (Exhibit 10.3, Form 10-Q for the quarter ended
          Sept. 30, 1998 of Tampa Electric Company).
10.12     Form of Nonstatutory Stock Option under the TECO Energy, Inc. 1996 Equity Incentive Plan                     *
          (Exhibit 10.5, Form 10-Q for the quarter ended June 30, 1999 of Tampa Electric Company).
10.13     Form of Restricted Stock Agreement between TECO Energy, Inc. and certain officers under the                  *
          TECO Energy, Inc. 1996 Equity Incentive Plan (Exhibit 10.1, Form 10-Q for the quarter ended
          June 30, 1998 of Tampa Electric Company).
10.14     Form of Amendment to Restricted Stock Agreements, dated as of July 15, 1998, between TECO                    *
          Energy, Inc. and certain officers under the TECO Energy, Inc. 1996 Equity Incentive Plan
          (Exhibit 10.2, Form 10-Q for the quarter ended Sept. 30, 1998 of Tampa Electric Company).
10.15     TECO Energy, Inc. 1997 Director Equity Plan (Exhibit 10, Form 10-Q for the quarter ended                     *
          June 30, 1997 of Tampa Electric Company).
10.16     Form of Nonstatutory Stock Option under the TECO Energy, Inc. 1997 Director Equity Plan                      *
          (Exhibit 10, Form 10-Q for the quarter ended June 30, 1997 of Tampa Electric Company).
10.17     Supplemental Executive Retirement Plan for R. D. Fagan as of May 14, 1999 (Exhibit 10.1,                     *
          Form 10-Q for the quarter ended June 30, 1999 of Tampa Electric Company).
10.18     Terms of R. D. Fagan's employment, dated as of May 24, 1999 (Exhibit 10.2, Form 10-Q                         *
          for the quarter ended June 30, 1999 of Tampa Electric Company).
10.19     Nonstatutory Stock Option granted to R. D. Fagan, dated as of May 24, 1999 (Exhibit 10.3,                    *
          Form 10-Q for the quarter ended June 30, 1999 of Tampa Electric Company).
10.20     Restricted Stock Agreement between TECO Energy, Inc. And R. D. Fagan, dated as of May 24,                    *
          1999. (Exhibit 10.4, Form 10-Q for the quarter ended June 30, 1999 of Tampa Electric Company).
10.21     Form of Performance Shares Agreement between TECO Energy, Inc. and certain officers under the                *
          TECO Energy, Inc. 1996 Equity Incentive Plan (Exhibit 10.26, Form 10-Q for the quarter ended
          June 30, 2000 of Tampa Electric Company).
10.22     Form of Replacement Performance Shares Agreement between TECO Energy, Inc. and certain                       *
          officers under the TECO Energy, Inc. 1996 Equity Incentive Plan. (Exhibit 10.1, Form 10-Q for
          the quarter ended June 30, 2000 of Tampa Electric Company).



EXHIBIT                                                                                                             PAGE
  NO.     DESCRIPTION                                                                                                NO.
------    -----------                                                                                                ---

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