Form 10-Q
period 2001-03-31
TAMPA ELECTRIC CO
filed 2001-05-14
CIK 96271

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             MARCH 31, 2001
                              --------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period _____ to _____

Commission File Number 1-5007
                       ------

                             TAMPA ELECTRIC COMPANY
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

FLORIDA                                                         59-0475140
-------------------------------                           ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)

702 N. FRANKLIN STREET, TAMPA, FLORIDA                            33602
----------------------------------------                          -----
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:  (813) 228-4111

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         YES  [X]             NO   [ ]

Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (April 30, 2001):

                       Common Stock, Without Par Value 10

The registrant meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                      Index to Exhibits Appears on Page 12

                          PART I. FINANCIAL INFORMATION

Item 1.  CONDENSED FINANCIAL STATEMENTS

         In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments which are of a recurring nature and necessary to present fairly the financial position of Tampa Electric Company as of March 31, 2001 and 2000, and the results of operations and cash flows for the three-month periods ended March 31, 2001 and 2000. The results of operations for the three-month period ended March 31, 2001 are not necessarily indicative of the entire fiscal year ending Dec. 31, 2001. Reference should be made to the explanatory notes affecting the income and balance sheet accounts contained in Tampa Electric Company's Annual Report on Form 10-K for the year ended Dec. 31, 2000 and to the notes on page 6 of this report.

                           CONSOLIDATED BALANCE SHEETS
                                    UNAUDITED
                                  (in millions)

                                                                         MARCH 31,      DEC. 31,
                                                                           2001           2000
                                                                         --------       --------
                                     ASSETS

PROPERTY, PLANT AND EQUIPMENT, AT ORIGINAL COST
     Utility plant in service
        Electric                                                         $  4,039.0     $  4,054.1
        Gas                                                                   639.1          632.1
     Construction work in progress                                            223.7          150.1
                                                                         ----------     ----------
                                                                            4,901.8        4,836.3
     Accumulated depreciation                                              (1,934.5)      (1,931.3)
                                                                         ----------     ----------
                                                                            2,967.3        2,905.0
     Other property                                                             8.2            8.3
                                                                         ----------     ----------
                                                                            2,975.5        2,913.3
                                                                         ----------     ----------
CURRENT ASSETS
     Cash and cash equivalents                                                  1.1            0.7
     Receivables, less allowance for uncollectibles                           173.9          180.4
     Inventories, at average cost
        Fuel                                                                   66.5           56.8
        Materials and supplies                                                 50.8           52.4
     Prepayments                                                                1.6            3.3
                                                                         ----------     ----------
                                                                              293.9          293.6
                                                                         ----------     ----------
DEFERRED DEBITS
     Unamortized debt expense                                                  12.7           13.2
     Deferred income taxes                                                    124.5          124.3
     Regulatory asset - tax related                                            62.1           62.3
     Other                                                                    155.2          143.1
                                                                         ----------     ----------
                                                                              354.5          342.9
                                                                         ----------     ----------
                                                                         $  3,623.9     $  3,549.8
                                                                         ==========     ==========

                             LIABILITIES AND CAPITAL

CAPITAL
     Common stock                                                        $  1,158.1     $  1,148.1
     Retained earnings                                                        294.2          299.0
                                                                         ----------     ----------
                                                                            1,452.3        1,447.1
LONG-TERM DEBT, LESS AMOUNT DUE WITHIN ONE YEAR                               788.3          789.3
                                                                         ----------     ----------
                                                                            2,240.6        2,236.4
                                                                         ----------     ----------
CURRENT LIABILITIES
     Long-term debt due within one year                                        55.2           55.2
     Notes payable                                                            293.2          231.2
     Accounts payable                                                         159.0          188.0
     Customer deposits                                                         83.4           82.4
     Interest accrued                                                          38.2           34.2
     Taxes accrued                                                             98.3           71.6
                                                                         ----------     ----------
                                                                              727.3          662.6
                                                                         ----------     ----------
DEFERRED CREDITS
     Deferred income taxes                                                    428.4          424.5
     Investment tax credits                                                    35.0           36.1
     Regulatory liability-tax related                                          70.7           72.4
     Other                                                                    121.9          117.8
                                                                         ----------     ----------
                                                                              656.0          650.8
                                                                         ----------     ----------
                                                                         $  3,623.9     $  3,549.8
                                                                         ==========     ==========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                        CONSOLIDATED STATEMENTS OF INCOME
                                    UNAUDITED
                                  (in millions)

FOR THE THREE MONTHS ENDED MARCH 31,         2001         2000
                                          ---------    ---------

REVENUES
   Electric                               $   335.8    $   292.4
   Gas                                        134.1         86.6
                                          ---------    ---------
                                              469.9        379.0
                                          ---------    ---------
OPERATING EXPENSES
   Operation
     Fuel                                      76.3         79.5
     Purchased power                           54.6         25.8
     Natural gas sold                          82.0         40.7
     Other                                     62.7         55.3
   Maintenance                                 27.3         26.7
   Depreciation                                49.1         45.1
   Taxes-Federal and state income              23.0         21.2
   Taxes-Other than income                     35.6         30.8
                                          ---------    ---------
                                              410.6        325.1
                                          ---------    ---------

OPERATING INCOME                               59.3         53.9

OTHER INCOME                                    2.5          0.4
                                          ---------    ---------

INCOME BEFORE INTEREST CHARGES                 61.8         54.3
                                          ---------    ---------

INTEREST CHARGES
   Interest on long-term debt                  13.9         12.9
   Other interest                               6.9          4.3
                                          ---------    ---------
                                               20.8         17.2
                                          ---------    ---------

NET INCOME                                $    41.0    $    37.1
                                          =========    =========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                    FORM 10-Q
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                                  (in millions)

FOR THE THREE MONTHS ENDED MARCH 31,                          2001          2000
                                                           ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                 $    41.0     $    37.1
     Adjustments to reconcile net income to net cash
       Depreciation                                             49.1          45.1
       Deferred income taxes                                     3.4          (2.0)
       Investment tax credits, net                              (1.1)         (1.1)
       Allowance for funds used during construction             (1.1)         (0.5)
       Deferred recovery clause                                 (7.7)          3.5
       Receivables, less allowance for uncollectibles            6.6           7.7
       Inventories                                              (8.0)        (18.2)
       Taxes accrued                                            26.7          34.1
       Interest accrued                                          4.0          14.1
       Accounts payable                                        (29.1)        (17.3)
       Other                                                     1.6          13.2
                                                           ---------     ---------
                                                                85.4         115.7
                                                           ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures                                     (111.9)        (88.2)
     Allowance for funds used during construction                1.1           0.5
                                                           ---------     ---------
                                                              (110.8)        (87.7)
                                                           ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from contributed capital from parent              10.0          83.0
     Repayment of long-term debt                                (0.4)         --
     Net increase (decrease) in short-term debt                 62.0        (107.0)
     Payment of dividends                                      (45.8)        (29.8)
                                                           ---------     ---------
                                                                25.8         (53.8)
                                                           ---------     ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             0.4         (25.8)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 0.7          26.1
                                                           ---------     ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $     1.1     $     0.3
                                                           =========     =========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. Tampa Electric Company (the company) is a wholly owned subsidiary of TECO Energy, Inc.

B. The company has made certain commitments in connection with its continuing construction program. Total construction expenditures during 2001 are estimated to be $373 million for its electric division (referred to as Tampa Electric) and $74 million for its natural gas division (referred to as Peoples Gas System).

                  Tampa Electric Company is a potentially responsible party for certain superfund sites and, through its Peoples Gas System division, for certain former manufactured gas plant sites. While the joint and several liability associated with these sites presents the potential for significant response costs, the company estimates its ultimate financial liability at approximately $22 million over the next 10 years. The environmental remediation costs associated with these sites have been recorded on the accompanying consolidated balance sheet, and are not expected to have a significant impact on customer prices.

C.       CONTRIBUTION BY OPERATING DIVISION
         (in millions)                                           NET
                                                  REVENUES      INCOME
                                                  --------     -------

           THREE MONTHS ENDED MARCH 31, 2001
            Electric division                     $  336.0     $  30.5
            Peoples Gas System                       134.1        10.5
                                                  --------     -------
                                                     470.1        41.0
            Other and eliminations                    (0.2)       --
                                                  --------     -------
            Tampa Electric Company                $  469.9     $  41.0
                                                  ========     =======

           THREE MONTHS ENDED MARCH 31, 2000
            Electric division                     $  292.6     $  28.6
            Peoples Gas System                        86.6         8.5
                                                  --------     -------
                                                     379.2        37.1
            Other and eliminations                    (0.2)       --
                                                  --------     -------
            Tampa Electric Company                $  379.0     $  37.1
                                                  ========     =======

D. The company adopted FAS 133, Accounting for Derivative Instruments and Hedging, effective Jan. 1, 2001. The standard requires the company to recognize derivatives as either assets or liabilities in the financial statements, to measure those instruments at fair value, and to reflect the changes in fair value of those instruments as either components of comprehensive income or in net income, depending on the types of those instruments. The company has completed the review and documentation of its derivative contracts, and found such activity has been minimal and relatively short-term in duration. Based on policies and procedures approved by the Board of Directors, from time to time, the company enters into futures, swaps and options contracts to limit exposure to gas price increases at the Peoples Gas System.

                  The company did not have any open derivatives or hedges at March 31, 2001, or at adoption of the standard that were subject to FAS 133 accounting. Management will continue to document all current, new and possible uses of derivatives, and develop procedures and methods for measuring them.

ITEM 2. MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

         This Quarterly Report on Form 10-Q contains forward-looking statements, which are subject to the inherent uncertainties in predicting future results and conditions. Certain factors that could cause actual results to differ materially from those projected in these forward-looking statements include the following: interest rates and other factors that could impact Tampa Electric Company's ability to obtain access to sufficient capital on satisfactory terms; general economic conditions, particularly those in Tampa Electric's service area affecting energy sales; weather variations affecting energy sales and operating costs; potential competitive changes in the electric and gas industries, particularly in the area of retail competition; regulatory actions affecting Tampa Electric and Peoples Gas System; commodity price changes affecting the competitive positions of Tampa Electric and Peoples Gas System; and changes in and compliance with environmental regulations that may impose additional costs or curtail some activities. Some of these factors are discussed more fully under "Investment Considerations" in TECO Energy's Annual Report on Form 10-K for the year ended Dec. 31, 2000, and reference is made thereto.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001:

         Tampa Electric Company's net income for the quarter ended March 31, 2001 was $41.0 million, up from $37.1 million recorded for the three-month period ended March 31, 2000. The 11-percent increase for the quarter relative to last year reflected the continued strong customer growth and favorable weather.

ELECTRIC DIVISION (TAMPA ELECTRIC)

         Tampa Electric's net income for the first quarter was $30.5 million, compared with $28.6 million for the same period in 2000. The company showed improved results from retail energy sales growth of 11 percent driven by continued customer growth of almost 3 percent and favorable winter weather. Base revenues increased by $10.5 million as a result of favorable weather. The increased revenues were somewhat offset by higher operation and maintenance expense due to increased spending on generation assets and an increase in reliability reserve requirements, and higher depreciation due to normal plant growth. A summary of the operating statistics for the three months ended March 31, 2001 and 2000 is below:

(in millions, except average customers)          OPERATING REVENUES                              KILOWATT-HOUR SALES
                                            --------------------------------          ---------------------------------
THREE MONTHS ENDED MARCH 31,                  2001         2000       CHANGE            2001         2000        CHANGE
                                            -------      -------      ------          --------     --------      ------
Residential                                 $158.6       $131.8        20.3%           1,878.8      1,592.3       18.0%
Commercial                                    91.8         82.7        11.0%           1,304.4      1,225.4        6.4%
Industrial - Phosphate                        16.3         14.2        15.0%             343.1        334.8        2.5%
Industrial - Other                            15.6         14.4         8.3%             271.1        258.9        4.7%
Other sales of electricity                    23.2         21.4         8.4%             313.9        302.3        3.8%
Deferred and other revenues                   (6.9)        (2.0)        --                  --           --        --
                                            ------       ------                        -------      -------
                                             298.6        262.5        13.7%           4,111.3      3,713.7       10.7%
Sales for resale                              27.5         22.1        24.4%             629.1        514.8       22.2%
Other operating revenue                        9.9          8.0        24.0%                --           --        --
                                            ------       ------                        -------      -------
                                            $336.0       $292.6        14.8%           4,740.4      4,228.5       12.1%
                                            ======       ======                        =======      =======
Average customers (Thousands)                572.1        556.3         2.8%
                                            ======       ======
System Net Input (Kilowatt hours)                                                      4,114.1      3,855.2        6.7%
                                                                                       =======      =======

NATURAL GAS DIVISION (PEOPLES GAS SYSTEM)

         Peoples Gas System (PGS) reported net income for the quarter of $10.5 million, compared with $8.5 million for the same period last year. Quarterly results reflected strong customer growth of more than 4 percent and higher residential and commercial sales as a result of favorable winter weather this year, which increased net revenue by $1.5 million. Decreased volumes for low-margin, transportation gas for electric power generators, interruptible customers and off-system sales reflected the higher cost of gas for these customers who have the ability to switch to alternate fuels or alter consumption patterns. Operating expenses were level with last year, while depreciation increased slightly due to normal plant growth. A summary of the operating statistics for the three months ended March 31, 2001 and 2000 is below:

(in millions, except average customers)           OPERATING REVENUES                                THERMS
                                           ----------------------------------           -------------------------------
THREE MONTHS ENDED MARCH 31,                 2001         2000      CHANGE               2001         2000      CHANGE
                                            -----        -----      ------              -----        -----      ------
BY CUSTOMER SEGMENT:
Residential                                $  41.8      $  25.4        64.4%              27.5         23.9       15.1%
Commercial                                    67.5         38.4        76.0%              90.8         84.4        7.7%
Industrial                                     3.9          3.5        12.0%              62.0         80.1      -22.5%
Off system sales                               4.4          9.2       -52.2%               6.6         30.2      -78.1%
Power generation                               2.9          2.5        16.0%              78.0        102.4      -23.8%
Other revenues                                13.6          7.6        78.9%                --           --        --
                                           -------      -------                          -----        -----
                                           $ 134.1      $  86.6        54.9%             264.9        321.0      -17.4%
                                           =======      =======                          =====        =====

BY SALES TYPE:
System supply                              $ 105.0      $  66.1        59.0%              82.0        103.9      -21.0%
Transportation                                15.5         12.9        20.2%             182.9        217.1      -15.7%
Other revenues                                13.6          7.6        78.9%                --           --        --
                                           -------      -------                          -----        -----
                                           $ 134.1      $  86.6        54.9%             264.9        321.0      -17.4%
                                           =======      =======                          =====        =====

Average customers (Thousands)                266.3        255.6         4.2%
                                           =======      =======

OTHER

         Allowance for funds used during construction (AFUDC) was $1.1 million and $0.5 million for the three months ended March 31, 2001 and 2000, respectively. AFUDC is expected to increase over the next several years reflecting Tampa Electric's generation expansion activities.

         Total interest charges were $20.8 million for the three months ended March 31, 2001 compared to $17.2 million for the same period in 2000. Increased financing costs for the first quarter of 2001 reflected primarily higher borrowing levels.

RECENT DEVELOPMENTS

         Fitch, Inc. and Standard & Poor's in July 2000 and October 2000, respectively, lowered the ratings of Tampa Electric Company. Each rating agency indicated that the rating outlook remained negative. On March 27, 2001, Moody's Investor Services, Inc. lowered the long-term ratings on the debt securities at Tampa Electric. The ratings actions were attributable to the required capital outlays of Tampa Electric and the uncertainties related to industry restructuring. These downgrades and any further downgrades may affect the company's ability to borrow and increase its financing costs which may decrease earnings. The resulting ratings are as follows:

                                    MOODY'S      STANDARD & POOR'S       FITCH
                                    -------      -----------------       -----
         Senior Secured                Aa3               A                AA
         Senior Unsecured              A1                A                AA-

         As previously disclosed, Tampa Electric, Florida Power and Light, and Florida Power Corporation (collectively "Applicants"), in compliance with the Federal Energy Regulatory Commission's (FERC) Order No. 2000, submitted to the FERC an application to form a regional transmission organization ("RTO") to be known as GridFlorida. On March 28, 2001, FERC issued a comprehensive order provisionally approving the GridFlorida proposal, subject to certain compliance items that Applicants will address in a May 14, 2001 status report, and in a May 29, 2001 compliance filing. The Applicants expect to make additional filings later in 2001 in order to fully implement their proposal on transmission pricing and market design.

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING

         The company adopted FAS 133, Accounting for Derivative Instruments and Hedging, effective Jan. 1, 2001. The standard requires the company to recognize derivatives as either assets or liabilities in the financial statements, to measure those instruments at fair value, and to reflect the changes in fair value of those instruments as either components of comprehensive income or in net income, depending on the types of those instruments. The company did not have any open derivatives or hedges at March 31, 2001, or at adoption of the standard that were subject to FAS 133 accounting.

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

         A hypothetical 10-percent decrease in interest rates would not have a significant impact on the estimated fair value of Tampa Electric Company's long-term debt at March 31, 2001.

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

                           PART II. OTHER INFORMATION

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

         (A)     EXHIBITS

         10.1 TECO Energy, Inc. 1996 Equity Incentive Plan, as amended April 18, 2001.

         12      Ratio of earnings to fixed charges


         (B)     REPORTS ON FORM 8-K

                 The registrant did not file any Current Reports on Form 8-K for the quarter ended March 31, 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 TAMPA ELECTRIC COMPANY
                                          --------------------------------------
                                                       (Registrant)



Date:    May 14, 2001                            *By: /s/ G. L. GILLETTE
                                                      -------------------------
                                                          G. L. GILLETTE
                                                 Senior Vice President - Finance
                                                   and Chief Financial Officer
                                                  (Principal Financial Officer)

                                INDEX TO EXHIBITS


EXHIBIT NO.         DESCRIPTION OF EXHIBITS

   10.1             TECO Energy, Inc. 1996 Equity Incentive Plan, as amended
                    April 18, 2001.

     12             Ratio of earnings to fixed charges