Form 10-Q
period 2001-06-30
TAMPA ELECTRIC CO
filed 2001-08-13
CIK 96271

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

  [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ------
         EXCHANGE ACT OF 1934

For the quarterly period ended             June 30, 2001
                              --------------------------

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

                           YES     X        NO   ___
                                 -----

Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (July 31, 2001):

                     Common Stock, Without Par Value    10

The registrant meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                      Index to Exhibits Appears on Page 16

                        PART I.    FINANCIAL INFORMATION
                        --------------------------------

Item 1.  Condensed Financial Statements
         ------------------------------

         In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments which are of a recurring nature and necessary to present fairly the financial position of Tampa Electric Company as of June 30, 2001 and 2000, and the results of operations and cash flows for the three- and six-month periods ended June 30, 2001 and 2000. The results of operations for the three- and six-month periods ended June 30, 2001 are not necessarily indicative of the entire fiscal year ending Dec. 31, 2001.
Reference should be made to the explanatory notes affecting the income and balance sheet accounts contained in Tampa Electric Company's Annual Report on Form 10-K for the year ended Dec. 31, 2000 and to the notes on pages 7 and 8 of this report.

                          CONSOLIDATED BALANCE SHEETS
                                   unaudited
                                 (in millions)

                                                    June 30,     Dec. 31,
                                                      2001         2000
                                                   ---------    ---------
                                     Assets

Property, plant and equipment, at original cost
  Utility plant in service
    Electric                                        $ 4,067.4   $ 4,054.1
    Gas                                                 649.6       632.1
  Construction work in progress                         278.8       150.1
                                                    ---------   ---------
                                                      4,995.8     4,836.3
  Accumulated depreciation                           (1,963.8)   (1,931.3)
                                                    ---------   ---------
                                                      3,032.0     2,905.0
  Other property                                          8.1         8.3
                                                    ---------   ---------
                                                      3,040.1     2,913.3
                                                    ---------   ---------
Current assets
  Cash and cash equivalents                               1.0         0.7
  Receivables, less allowance for uncollectibles        203.7       180.4
  Inventories, at average cost
    Fuel                                                 88.6        56.8
    Materials and supplies                               51.8        52.4
  Prepayments                                             7.2         3.3
                                                    ---------   ---------
                                                        352.3       293.6
                                                    ---------   ---------
Deferred debits
  Unamortized debt expense                               14.1        13.2
  Deferred income taxes                                 128.8       124.3
  Regulatory asset - tax related                         62.2        62.3
  Other                                                 178.6       143.1
                                                    ---------   ---------
                                                        383.7       342.9
                                                    ---------   ---------
                                                    $ 3,776.1   $ 3,549.8
                                                    =========   =========

                            Liabilities and Capital
Capital
  Common stock                                      $ 1,306.1   $ 1,148.1
  Retained earnings                                     298.9       299.0
                                                     --------    --------
                                                      1,605.0     1,447.1
Long-term debt, less amount due within one year       1,036.9       789.3
                                                     --------    --------
                                                      2,641.9     2,236.4
                                                     --------    --------
Current liabilities
  Long-term debt due within one year                     55.3        55.2
  Notes payable                                          58.5       231.2
  Accounts payable                                      162.1       188.0
  Customer deposits                                      83.9        82.4
  Interest accrued                                       19.6        34.2
  Taxes accrued                                          82.1        71.6
                                                     --------    --------
                                                        461.5       662.6
                                                     --------    --------
Deferred credits
  Deferred income taxes                                 443.4       424.5
  Investment tax credits                                 33.8        36.1
  Regulatory liability-tax related                       69.1        72.4
  Other                                                 126.4       117.8
                                                     --------    --------
                                                        672.7       650.8
                                                     --------    --------
                                                    $ 3,776.1   $ 3,549.8
                                                     ========    ========

The accompanying notes are an integral part of the consolidated financial statements.

                       CONSOLIDATED STATEMENTS OF INCOME
                                   unaudited
                                 (in millions)

For the three months ended June 30,                            2001      2000
                                                             ------    ------

Revenues
 Electric                                                    $358.8    $340.3
 Gas                                                           82.3      71.4
                                                             ------    ------
                                                              441.1     411.7
                                                             ------    ------
Operating expenses
 Operation
  Fuel                                                         68.3      84.7
  Purchased power                                              75.1      41.8
  Natural gas sold                                             43.4      36.0
  Other                                                        62.5      62.8
 Maintenance                                                   26.6      32.8
 Depreciation                                                  49.8      43.8
 Taxes-Federal and state income                                24.0      22.7
 Taxes-Other than income                                       33.2      30.6
                                                             ------    ------
                                                              382.9     355.2
                                                             ------    ------

Operating Income                                               58.2      56.5

Other income
 Allowance for other funds used during construction             1.3       0.7
 Other income, net                                              0.7        --
                                                             ------    ------
                                                                2.0       0.7
                                                             ------    ------

Income before interest charges                                 60.2      57.2
                                                             ------    ------

Interest charges
 Interest on long-term debt                                    14.2      12.4
 Allowance for borrowed funds used during construction         (0.5)     (0.2)
 Other interest                                                 4.2       5.3
                                                             ------    ------
                                                               17.9      17.5
                                                             ------    ------

Net Income                                                   $ 42.3    $ 39.7
                                                             ======    ======

The accompanying notes are an integral part of the consolidated financial statements.

                       CONSOLIDATED STATEMENTS OF INCOME
                                   unaudited
                                 (in millions)

For the six months ended June 30,                           2001      2000
                                                          ------    ------
Revenues
   Electric                                               $694.6    $632.6
   Gas                                                     216.4     158.1
                                                          ------    ------
                                                           911.0     790.7
                                                          ------    ------
Operating expenses
   Operation
    Fuel                                                   144.6     164.2
    Purchased power                                        129.7      67.6
    Natural gas sold                                       125.4      76.7
    Other                                                  125.2     118.1
   Maintenance                                              53.9      59.5
   Depreciation                                             98.9      88.9
   Taxes-Federal and state income                           47.0      43.9
   Taxes-Other than income                                  68.8      61.4
                                                          ------    ------
                                                           793.5     680.3
                                                          ------    ------

Operating Income                                           117.5     110.4

Other income
   Allowance for other funds used during construction        2.1       1.0
   Other income, net                                         2.4       0.1
                                                          ------    ------
                                                             4.5       1.1
                                                          ------    ------

Income before interest charges                             122.0     111.5
                                                          ------    ------

Interest charges
   Interest on long-term debt                               28.1      25.3
   Allowance for other funds used during construction       (0.8)     (0.4)
   Other interest                                           11.4       9.8
                                                          ------    ------
                                                            38.7      34.7
                                                          ------    ------

Net Income                                                $ 83.3    $ 76.8
                                                          ======    ======

The accompanying notes are an integral part of the consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   unaudited
                                 (in millions)

For the six months ended June 30,                              2001      2000
                                                            -------   -------

Cash flows from operating activities
Net income                                                  $  83.3   $  76.8
    Adjustments to reconcile net income to net cash
      Depreciation                                             98.9      88.9
      Deferred income taxes                                    12.3      (3.9)
      Investment tax credits, net                              (2.2)     (2.2)
      Allowance for funds used during construction             (2.9)     (1.4)
      Deferred recovery clause                                (25.0)     (3.2)
      Receivables, less allowance for uncollectibles          (23.2)    (27.5)
      Inventories                                             (31.2)    (16.8)
      Taxes accrued                                            10.5      49.6
      Interest accrued                                        (14.5)      9.3
      Accounts payable                                        (25.9)     (4.3)
      Other                                                    (7.5)     20.1
                                                            -------   -------
                                                               72.6     185.4
                                                            -------   -------
Cash flows from investing activities
    Capital expenditures                                     (226.8)   (176.6)
    Allowance for funds used during construction                2.9       1.4
                                                            -------   -------
                                                             (223.9)   (175.2)
                                                            -------   -------
Cash flows from financing activities
    Proceeds from contributed capital from parent             158.0      99.0
    Proceeds from long-term debt                              250.0        --
    Repayment of long-term debt                                (0.4)    (80.3)
    Net increase (decrease) in short-term debt               (172.6)      5.7
    Payment of dividends                                      (83.4)    (60.3)
                                                            -------   -------
                                                              151.6     (35.9)
                                                            -------   -------

Net increase (decrease) in cash and cash equivalents            0.3     (25.7)
Cash and cash equivalents at beginning of period                0.7      26.1
                                                            -------   -------
Cash and cash equivalents at end of period                  $   1.0   $   0.4
                                                            =======   =======

The accompanying notes are an integral part of the consolidated financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

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

C.   Contribution by operating division
     (in millions)                                             Net
                                             Revenues       Income
                                             --------       ------
     Three Months Ended June 30, 2001
      Tampa Electric                           $359.1        $38.1
      Peoples Gas System                         82.3          4.2
                                               ------        -----
                                                441.4         42.3
      Other and eliminations                     (0.3)          --
                                               ------        -----
      Tampa Electric Company                   $441.1        $42.3
                                               ======        =====

     Three Months Ended June 30, 2000
      Tampa Electric                           $340.4        $35.7
      Peoples Gas System                         71.4          4.0
                                               ------        -----
                                                411.8         39.7
      Other and eliminations                     (0.1)          --
                                               ------        -----
      Tampa Electric Company                   $411.7        $39.7
                                               ======        =====


     Six Months Ended June 30, 2001
      Tampa Electric                           $695.1        $68.6
      Peoples Gas System                        216.4         14.7
                                               ------        -----
                                                911.5         83.3
      Other and eliminations                     (0.5)          --
                                               ------        -----
      Tampa Electric Company                   $911.0        $83.3
                                               ======        =====

     Six Months Ended June 30, 2000
      Tampa Electric                           $633.0        $64.3
      Peoples Gas System                        158.1         12.5
                                               ------        -----
                                                791.1         76.8
      Other and eliminations                     (0.4)          --
                                               ------        -----
      Tampa Electric Company                   $790.7        $76.8
                                               ======        =====

D. Tampa Electric Company adopted FAS 133, Accounting for Derivative Instruments and Hedging, effective Jan. 1, 2001. The standard requires the company to recognize derivatives as either assets or liabilities in the financial statements, to measure those instruments at fair value, and to reflect the changes in fair value of those instruments as either components of comprehensive income or in net income, depending on the types of those instruments. The company has completed the review and documentation of its derivative contracts, and found such activity has been minimal and relatively short-term in duration. Based on policies and procedures approved by the Board of Directors, from time to time, the company enters into futures, swaps and options contracts to limit exposure to gas price increases at Peoples Gas System.

               The company did not have any open derivatives or hedges at adoption of the standard that were subject to FAS 133 accounting. Management will continue to document all current, new and possible uses of derivatives, and develop procedures and methods for measuring them.


E. On June 25, 2001, Tampa Electric Company issued $250 million principal amount of 6.875% notes due June 15, 2012 (the Notes). The Notes are subject to redemption, in whole or in part, at any time, and at the option of Tampa Electric Company, at a redemption price equal to the greater of 100% of the principal amount of Notes then outstanding to be redeemed or the sum of the present values of the remaining scheduled payments of principal and interest on the Notes then outstanding to be redeemed, discounted at an adjusted treasury rate plus 25 basis points to the redemption date. Net proceeds were 98.928% of the principal amount. The proceeds were used to repay short-term debt and for general corporate purposes.


F. On June 30, 2001, the Financial Accounting Standards Board finalized FAS 141, Business Combinations, and FAS 142, Goodwill and Other Intangible Assets. FAS 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting. With the adoption of FAS 142 effective Jan. 1, 2002, goodwill is no longer subject to amortization. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. Under the new rules, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. These intangible assets will be required to be amortized over their useful lives.

               Tampa Electric Company does not have any recorded goodwill. The company does not expect adoption of FAS 142 to significantly impact its results.

               In July 2001, the Financial Accounting Standards Board finalized FAS 143, Accounting for Asset Retirement Obligations, which requires the recognition of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is accreted to its present value and the related capitalized charge is depreciated over the useful life of the asset. FAS 143 is effective for fiscal years beginning after June 15, 2002. The company is currently reviewing the impact that FAS 143 will have on its results.

Item 2.  Management's Narrative Analysis of Results of Operations
         --------------------------------------------------------

         This Quarterly Report on Form 10-Q contains forward-looking statements, which are subject to the inherent uncertainties in predicting future results and conditions. Certain factors that could cause actual results to differ materially from those projected in these forward-looking statements include the following: interest rates, debt levels, restrictive covenants and other factors that could impact Tampa Electric Company's ability to obtain access to sufficient capital on satisfactory terms; general economic conditions, particularly those in Tampa Electric's service area affecting energy sales; weather variations affecting energy sales and operating costs; potential competitive changes in the electric and gas industries, particularly in the area of retail competition; regulatory actions affecting Tampa Electric and Peoples Gas System; commodity price changes affecting the competitive positions of Tampa Electric and Peoples Gas System; and changes in and compliance with environmental regulations that may impose additional costs or curtail some activities. Some of these factors are discussed more fully under "Investment Considerations" in TECO Energy, Inc.'s Quarterly Report on Form 10-Q included as Exhibit 99.1 for the period ended June 30, 2001, and reference is made thereto.

Results of Operations
---------------------

Three Months Ended June 30, 2001:

         Tampa Electric Company's net income for the quarter ended June 30, 2001 was $42.3 million, up from $39.7 million recorded for the three-month period ended June 30, 2000. The 7-percent increase for the quarter relative to last year reflected continued strong customer growth. Higher depreciation expense was partially offset by lower operations and maintenance expense.

Electric division (Tampa Electric)

         Tampa Electric's net income for the second quarter was $38.1 million, compared with $35.7 million for the same period in 2000. The company showed improved results from customer growth of almost 3 percent, which more than offset the impact of mild spring weather on retail energy sales that were essentially unchanged from the same period last year. Higher depreciation expense from normal plant additions was more than offset by lower operations and maintenance expense. Operations and maintenance expense in last year's second quarter included higher expenditures related to improving generating unit reliability. A summary of the operating statistics for the three months ended June 30, 2001 and 2000 follows.

(in millions, except average customers)               Operating Revenues            Kilowatt-hour sales
                                                 ---------------------------     -------------------------
Three Months Ended June 30,                      2001       2000      Change     2001      2000     Change
                                                 ----       ----      ------     ----      ----     ------
Residential                                   $ 158.1    $  149.7      5.6%    1,793.8    1,818.0    -1.3%
Commercial                                      103.3        94.5      9.3%    1,415.5    1,412.6     0.2%
Industrial - Phosphate                           17.2        15.8      8.9%      335.1      340.3    -1.5%
Industrial - Other                               18.6        16.0     16.3%      289.4      280.6     3.1%
Other sales of electricity                       25.7        24.2      6.2%      337.2      343.8    -1.9%
Deferred and other revenues                       7.3         5.8     25.9%         --         --      --
                                              -------    --------              -------    -------
                                                330.2       306.0      7.9%    4,171.0    4,195.3    -0.6%
Sales for resale                                 20.6        26.9    -23.4%      341.8      631.2   -45.8%
Other operating revenue                           8.3         7.5     10.7%         --         --      --
                                              -------    --------              -------    -------
                                              $ 359.1    $  340.4      5.5%    4,512.8    4,826.5    -6.5%
                                              =======    ========              =======    =======
Average customers
 (thousands)                                    572.8       557.6      2.7%
                                              =======    ========
Retail output to line (kilowatt hours)                                         4,590.3    4,564.4     0.6%
                                                                               =======    =======

FORM 10-Q

Natural Gas division (Peoples Gas System)

     Peoples Gas System (PGS) reported net income for the quarter of $4.2 million, compared with $4.0 million for the same period last year. Quarterly results reflected strong customer growth of more than 4 percent and higher residential and commercial sales. Decreased volumes for low-margin, transportation gas for electric power generators, interruptible customers and off-system sales reflected the higher cost of gas for purchasers who have the ability to switch to alternate fuels or alter consumption patterns. Operating and maintenance expenses were slightly higher than in the previous year, while depreciation increased slightly due to normal plant growth. A summary of the operating statistics for the three months ended June 30, 2001 and 2000 follows:

(in millions, except average customers)       Operating Revenues          Therms
                                              ------------------         --------
Three Months Ended June 30,                 2001     2000   Change  2001   2000  Change
                                            ----     ----   ------  ----   ----  ------
By Customer Segment:
Residential                               $ 17.8   $ 13.5   31.9%   11.0    9.8   12.2%
Commercial                                  40.2     32.8   22.6%   72.3   67.5    7.1%
Industrial                                   2.9      3.6  -19.4%   63.1   72.3  -12.7%
Off system sales                             8.7     11.2  -22.3%   19.0   29.3  -35.1%
Power generation                             2.8      3.0   -6.7%  108.4  109.3   -0.8%
Other revenues                               9.9      7.3   35.6%     --     --     --
                                         -------   ------          -----  -----
                                         $  82.3   $ 71.4   15.3%  273.8  288.2   -5.0%
                                         =======   ======          =====  =====

By Sales Type:
System supply                             $ 58.0   $ 52.6   10.3%   62.0   79.4  -21.9%
Transportation                              14.4     11.5   25.2%  211.8  208.8    1.4%
Other revenues                               9.9      7.3   35.6%     --     --     --
                                         -------   ------          -----  -----
                                         $  82.3   $ 71.4   15.3%  273.8  288.2   -5.0%
                                         =======   ======          =====  =====
Average customers
 (thousands)                               266.2    255.6    4.1%
                                          ======   ======

Other
     Allowance for funds used during construction (AFUDC) was $1.8 million and $0.9 million for the three months ended June 30, 2001 and 2000, respectively. AFUDC is expected to increase over the next several years, reflecting Tampa Electric's generation expansion activities.

     Total interest charges were $17.9 million for the three months ended June 30, 2001 compared to $17.5 million for the same period in 2000. Increased financing costs for the second quarter of 2001 reflected primarily higher borrowing levels.


Six Months Ended June 30, 2001:

     Tampa Electric Company's net income for the six months ended June 30, 2001 was $83.3 million, up from $76.8 million recorded for the same period last year. The 8-percent increase year-to-date reflected the continued strong customer growth and favorable winter weather. Increased revenues were somewhat offset by higher depreciation in the first half of 2001 due to normal plant growth and higher operation and maintenance expense spending in the electric division.

Electric division (Tampa Electric)

     Tampa Electric's year-to-date net income increased 7 percent to $68.6 million, reflecting strong customer growth and almost 5-percent higher retail energy sales as a result of favorable winter weather. Increased revenues were somewhat offset by higher operation and maintenance expense due to increased spending on generation assets and an increase in liability reserve requirements, and higher depreciation in the first half of 2001 due to normal plant growth. A summary of the operating statistics for the six months ended June 30, 2001 and 2000 follows:

(in millions, except  average customers)     Operating Revenues            Kilowatt-hour sales
                                         ---------------------------   --------------------------
Six Months Ended June 30,                   2001     2000    Change       2001     2000   Change
                                           ------   ------   ------      ------   ------  ------
Residential                               $  316.6 $  281.5   12.5%     3,672.6  3,410.3   7.7%
Commercial                                   195.0    177.2   10.1%     2,719.9  2,637.9   3.1%
Industrial - Phosphate                        33.6     30.0   12.0%       678.2    675.2   0.4%
Industrial - Other                            34.2     30.4   12.5%       560.6    539.5   3.9%
Other sales of electricity                    49.0     45.7    7.2%       651.0    646.1   0.8%
Deferred and other revenues                    0.4      3.8  -89.5           --       --    --
                                          --------   ------                    -------  -------
                                             628.8    568.6   10.6%     8,282.3  7,909.0   4.7%
Sales for resale                              48.1     49.0   -1.8%       970.9  1,146.0 -15.3%
Other operating revenue                       18.2     15.4   18.2%          --       --    --
                                          -------- --------             -------  -------
                                          $  695.1 $  633.0    9.8%     9,253.2  9,055.0   2.2%
                                          ======== ========             =======  =======
Average customers (thousands)                572.5    556.9    2.8%
                                          ======== ========
Retail output to line (kilowatt hours)                                  8,697.4  8,414.9   3.4%
                                                                        =======  =======

Natural Gas division (Peoples Gas System)

     PGS' year-to-date net income increased more than 17 percent to $14.7 million, reflecting more than 4 percent customer growth and higher residential and commercial usage early in the year as a result of favorable winter weather. Decreased volumes for low-margin, transportation gas for electric power generators, interruptible customers and off-system sales reflected the higher cost of gas for purchasers who have the ability to switch to alternate fuels or alter consumption patterns. Operating and maintenance expenses were up slightly from last year, while depreciation increased slightly due to normal plant growth. A summary of the operating statistics for the six months ended June 30, 2001 and 2000 follows:

(in millions, except average customers)      Operating Revenues            Therms
                                         ---------------------------   ---------------------------
Six Months Ended June 30,                   2001     2000   Change        2001     2000   Change
                                           ------   ------  ------       ------   ------  ------
By Customer Segment:
Residential                                 $ 59.6   $ 39.0  52.8%         38.5     33.7  14.2%
Commercial                                   107.7     71.1  51.5%        163.1    151.8   7.4%
Industrial                                     6.8      7.1  -4.2%        125.1    152.4 -17.9%
Off system sales                              13.1     20.4 -35.8%         25.6     59.5 -57.0%
Power generation                               5.7      5.5   3.6%        186.4    211.7 -11.9%
Other revenues                                23.5     15.0  56.7%           --       --    --
                                          -------- --------             -------  -------
                                            $216.4   $158.1  36.9%        538.7    609.1 -11.6%
                                          ======== ========             =======  =======

By Sales Type:
System supply                               $163.1   $118.6  37.5%        143.9    183.3 -21.5%
Transportation                                29.8     24.5  21.6%        394.8    425.8  -7.3%
Other revenues                                23.5     15.0  56.7%           --       --    --
                                          -------- --------             -------  -------
                                            $216.4   $158.1  36.9%        538.7    609.1 -11.6%
                                          ======== ========             =======  =======

Average customers (thousands)                266.2    255.6   4.2%
                                          ======== ========

Other

     Allowance for funds used during construction (AFUDC) was $2.9 million and $1.4 million for the six months ended June 30, 2001 and 2000, respectively. AFUDC is expected to increase over the next several years, reflecting Tampa Electric's generation expansion activities.

     Total interest charges were $38.7 million for the six months ended June 30, 2001 compared to $34.7 million for the same period in 2000. Increased financing costs for the first half of 2001 primarily reflected higher borrowing levels.

Recent Developments
-------------------

     As previously reported, Tampa Electric, Florida Power and Light, and Florida Power Corporation (collectively, Applicants), in compliance with the Federal Energy Regulatory Commission's (FERC) Order No. 2000, submitted to the FERC an application to form a regional transmission organization (RTO) to be known as GridFlorida. On March 28, 2001, FERC granted "provisional" approval of the proposal for GridFlorida. This approval was conditional upon the Applicants making a subsequent compliance filing by May 29, 2001, implementing certain changes describe in the order.

     In early May, the Staff of the Florida Public Service Commission (FPSC) recommended that the FPSC examine the prudence of the Applicants' decision to join an RTO, in general, and to form and participate in GridFlorida, in particular. The FPSC Staff asserted that FERC Order No. 2000 does not require participation and, therefore, each company's decision must be evaluated and associated costs and benefits to ratepayers must be quantified.

     The issues raised by the FPSC process create uncertainty with respect to the Applicants' actions to comply with Order No. 2000. Because the resolution of these issues is critical to the continued formation of GridFlorida, the Applicants decided to suspend their RTO development activities until the issues are resolved. This was communicated to FERC when the May 29, 2001 compliance filing was made. The FPSC has begun an RTO prudence determination for each company that is expected to be resolved by Dec. 1, 2001. Concurrently, the FERC has ordered mediation among the various proposed RTOs in the four quadrants of the country, including the Southeast. GridFlorida is participating in the discussions, with the other RTO participants.

Accounting Standards
--------------------

Accounting for Derivative Instruments and Hedging

     The company adopted FAS 133, Accounting for Derivative Instruments and Hedging, effective Jan. 1, 2001. The standard requires the company to recognize derivatives as either assets or liabilities in the financial statements, to measure those instruments at fair value, and to reflect the changes in fair value of those instruments as either components of comprehensive income or in net income, depending on the types of those instruments. See Note D on page 8 for a full discussion of the impacts to Tampa Electric Company.

Business Combinations and Goodwill and Other Intangible Assets

     On June 30, 2001, the Financial Accounting Standards Board finalized FAS 141, Business Combinations, and FAS 142, Goodwill and Other Intangible Assets. FAS 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting. With the adoption of FAS 142 effective Jan. 1, 2002, goodwill is no longer subject to amortization. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. Under the new rules, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. These intangible assets will be required to be amortized over their useful lives.

     Tampa Electric Company does not have any recorded goodwill. The company does not expect adoption of FAS 142 to significantly impact its results.

Asset Retirement Obligations

     In July 2001, the Financial Accounting Standards Board finalized FAS 143, Accounting for Asset Retirement Obligations, which requires the recognition of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is accreted to its present value and the related capitalized charge is depreciated over the useful life of the asset. FAS 143 is effective for fiscal years beginning after June 15, 2002. The company is currently reviewing the impact that FAS 143 will have on its results.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk
------------------

     Tampa Electric Company is exposed to changes in interest rates primarily as a result of its borrowing activities. A hypothetical 10-percent increase in Tampa Electric Company's weighted average interest rate on its variable rate debt would have an estimated $1.6 million impact on Tampa Electric Company's pretax earnings over the next fiscal year.

     A hypothetical 10-percent decrease in interest rates would not have a significant impact on the estimated fair value of Tampa Electric Company's long-term debt at June 30, 2001.

     Based on policies and procedures approved by the Board of Directors, from time to time Tampa Electric Company may enter into futures, swaps and option contracts to moderate exposure to interest rate changes.

Commodity Price Risk
--------------------

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

PART II. OTHER INFORMATION
         -----------------


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

    (a)  Exhibits

    10.1 Supplemental Executive Retirement Plan for R. D. Fagan, as amended.

    10.2 Severance Agreement between TECO Energy, Inc. and R. D. Fagan, as amended.

    12   Ratio of earnings to fixed charges


    (b)  Reports on Form 8-K

         The registrant filed the following Current Reports on Form 8-K for the quarter ended June 30, 2001.

         The registrant filed a Current Report on Form 8-K dated June 20, 2001, reporting under "Item 5. Other Events" furnishing certain exhibits f or
                                  ----- ------
         incorporation by reference into the Registration Statement on Form S-3 previously filed with the Securities and Exchange Commission (File No. 333-55090).

         The registrant filed a Current Report on Form 8-K dated June 25, 2001, reporting under "Item 5. Other Events" furnishing certain exhibits for
                                  ----- ------
         incorporation by reference into the Registration Statement on Form S-3 previously filed with the Securities and Exchange Commission (File No. 333-55090).

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                    TAMPA ELECTRIC COMPANY
                                                    ---------------------
                                                         (Registrant)




Date: August 13, 2001                         *By: /s/ G. L. GILLETTE
                                                  -------------------
                                                   G. L. GILLETTE
                                            Senior Vice President - Finance
                                              and Chief Financial Officer
                                              (Principal Financial Officer)