Form 10-Q
period 2001-09-30
TAMPA ELECTRIC CO
filed 2001-11-14
CIK 96271

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---  EXCHANGE ACT OF 1934

For the quarterly period ended             Sept. 30, 2001
                              --------------------------------------------

                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 ---  SECURITIES EXCHANGE ACT OF 1934

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

                           YES   X        NO
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

     In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments which are of a recurring nature and necessary to present fairly the financial position of Tampa Electric Company as of Sept. 30, 2001 and Dec. 31, 2000, and the results of operations and cash flows for the three- and nine-month periods ended Sept. 30, 2001 and 2000. The results of operations for the three- and nine-month periods ended Sept. 30, 2001 are not necessarily indicative of the entire fiscal year ending Dec. 31, 2001. Reference should be made to the explanatory notes affecting the income and balance sheet accounts contained in Tampa Electric Company's Annual Report on Form 10-K for the year ended Dec. 31, 2000 and to the notes on pages 7 through 9 of this report.

                          CONSOLIDATED BALANCE SHEETS
                                   unaudited
                                 (in millions)


                                                    Sept. 30,   Dec. 31,
                                                       2001       2000
                                                    ---------   --------
                        Assets
Property, plant and equipment, at original cost
     Utility plant in service
         Electric                                   $ 4,091.2   $ 4,054.1
         Gas                                            657.8       632.1
  Construction work in progress                         334.6       150.1
                                                    ---------   ---------
                                                      5,083.6     4,836.3
  Accumulated depreciation                           (1,993.2)   (1,931.3)
                                                    ---------   ---------
                                                      3,090.4     2,905.0
  Other property                                          8.2         8.3
                                                    ---------   ---------
                                                      3,098.6     2,913.3
                                                    ---------   ---------
Current assets
  Cash and cash equivalents                               1.6         0.7
  Receivables, less allowance for uncollectibles        207.4       180.4
  Inventories, at average cost
     Fuel                                                78.5        56.8
     Materials and supplies                              52.0        52.4
  Prepayments                                            11.0         3.3
                                                    ---------   ---------
                                                        350.5       293.6
                                                    ---------   ---------
Deferred debits
  Unamortized debt expense                               14.0        13.2
  Deferred income taxes                                 128.0       124.3
  Regulatory asset - tax related                         62.7        62.3
  Other                                                 179.6       143.1
                                                    ---------   ---------
                                                        384.3       342.9
                                                    ---------   ---------
                                                    $ 3,833.4   $ 3,549.8
                                                    =========   =========

                     Liabilities and Capital
Capital
  Common stock                                      $1,312.1   $1,148.1
  Retained earnings                                    324.8      299.0
                                                    --------   --------
                                                     1,636.9    1,447.1
Long-term debt, less amount due within one year        981.4      789.3
                                                    --------   --------
                                                     2,618.3    2,236.4
                                                    --------   --------
Current liabilities
  Long-term debt due within one year                    56.0       55.2
  Notes payable                                        110.5      231.2
  Accounts payable                                     137.6      188.0
  Customer deposits                                     85.1       82.4
  Interest accrued                                      25.9       34.2
  Taxes accrued                                        129.2       71.6
                                                    --------   --------
                                                       544.3      662.6
                                                    --------   --------
Deferred credits
  Deferred income taxes                                440.1      424.5
  Investment tax credits                                32.7       36.1
  Regulatory liability-tax related                      67.0       72.4
  Other                                                131.0      117.8
                                                    --------   --------
                                                       670.8      650.8
                                                    --------   --------
                                                    $3,833.4   $3,549.8
                                                    ========   ========

The accompanying notes are an integral part of the consolidated financial statements.

                       CONSOLIDATED STATEMENTS OF INCOME
                                   unaudited
                                 (in millions)

For the three months ended Sept. 30,                          2001      2000
                                                             ------    ------

Revenues
   Electric                                                  $398.3    $391.6
   Gas                                                         70.6      72.0
                                                             ------    ------
                                                              468.9     463.6
                                                             ------    ------
Operating expenses
   Operation
      Fuel                                                    103.6      80.4
      Purchased power                                          57.2      75.6
      Natural gas sold                                         34.3      38.5
      Other                                                    60.8      56.6
   Maintenance                                                 22.4      20.6
   Depreciation                                                49.6      46.8
   Taxes-Federal and state income                              34.0      33.8
   Taxes-Other than income                                     31.9      29.6
                                                             ------    ------
                                                              393.8     381.9
                                                             ------    ------

Operating Income                                               75.1      81.7

Other income
   Allowance for other funds used during construction           1.9       0.4
   Other income, net                                            1.2       0.9
                                                             ------    ------
                                                                3.1       1.3
                                                             ------    ------

Income before interest charges                                 78.2      83.0
                                                             ------    ------

Interest charges
   Interest on long-term debt                                  17.4      12.9
   Allowance for borrowed funds used during construction       (0.8)     (0.2)
   Other interest                                               2.2      12.3
                                                             ------    ------
                                                               18.8      25.0
                                                             ------    ------

Net Income                                                   $ 59.4    $ 58.0
                                                             ======    ======

The accompanying notes are an integral part of the consolidated financial statements.

                       CONSOLIDATED STATEMENTS OF INCOME
                                   unaudited
                                 (in millions)

For the nine months ended Sept. 30,                        2001       2000
                                                         --------   --------

Revenues
   Electric                                              $1,092.9   $1,024.2
   Gas                                                      287.0      230.1
                                                         --------   --------
                                                          1,379.9    1,254.3
                                                         --------   --------
Operating expenses
  Operation
    Fuel                                                    248.1      244.6
    Purchased power                                         186.9      143.2
    Natural gas sold                                        159.7      115.2
    Other                                                   186.0      174.8
   Maintenance                                               76.3       80.1
   Depreciation                                             148.6      135.6
   Taxes-Federal and state income                            81.0       77.7
   Taxes-Other than income                                  100.7       91.0
                                                         --------   --------
                                                          1,187.3    1,062.2
                                                         --------   --------

Operating Income                                            192.6      192.1

Other income
   Allowance for other funds used during construction         4.0        1.4
   Other income, net                                          3.6        1.0
                                                         --------   --------
                                                              7.6        2.4
                                                         --------   --------

Income before interest charges                              200.2      194.5
                                                         --------   --------

Interest charges
   Interest on long-term debt                                45.4       38.2
   Allowance for other funds used during construction        (1.6)      (0.5)
   Other interest                                            13.7       22.0
                                                         --------   --------
                                                             57.5       59.7
                                                         --------   --------

Net Income                                               $  142.7   $  134.8
                                                         ========   ========

The accompanying notes are an integral part of the consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   unaudited
                                 (in millions)

For the nine months ended Sept. 30,                      2001      2000
                                                        -------   -------

Cash flows from operating activities
Net income                                              $ 142.7   $ 134.8
 Adjustments to reconcile net income to net cash
  Depreciation                                            148.6     135.6
  Deferred income taxes                                     7.2     (53.6)
  Investment tax credits, net                              (3.3)     (3.4)
  Allowance for funds used during construction             (5.6)     (1.9)
  Deferred recovery clause                                (23.6)    (31.9)
  Refund to customers                                        --      (3.8)
  Receivables, less allowance for uncollectibles          (27.0)    (45.1)
  Inventories                                             (21.3)      8.3
  Taxes accrued                                            57.6     108.7
  Interest accrued                                         (8.2)     23.7
  Accounts payable                                        (50.5)     10.3
  Other                                                    (7.9)     25.6
                                                        -------   -------
                                                          208.7     307.3
                                                        -------   -------
Cash flows from investing activities
 Capital expenditures                                    (335.4)   (248.1)
 Allowance for funds used during construction               5.6       1.9
                                                        -------   -------
                                                         (329.8)   (246.2)
                                                        -------   -------
Cash flows from financing activities
 Proceeds from contributed capital from parent            164.0     105.0
 Proceeds from long-term debt                             250.0     154.5
 Repayment of long-term debt                              (54.5)    (84.0)
 Net increase (decrease) in short-term debt              (120.7)   (166.5)
 Payment of dividends                                    (116.8)    (95.1)
                                                        -------   -------
                                                          122.0     (86.1)
                                                        -------   -------

Net increase (decrease) in cash and cash equivalents        0.9     (25.0)
Cash and cash equivalents at beginning of period            0.7      26.1
                                                        -------   -------
Cash and cash equivalents at end of period              $   1.6   $   1.1
                                                        =======   =======

The accompanying notes are an integral part of the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

A. Tampa Electric Company (the company) is a wholly owned subsidiary of TECO Energy, Inc.


B. The company has made certain commitments in connection with its continuing construction program. Total construction expenditures during 2001 are estimated to be $423 million for its electric division (referred to as Tampa Electric) and $74 million for its natural gas division (referred to as Peoples Gas System or PGS).

          The company is a potentially responsible party for certain superfund sites and, through Peoples Gas System, for certain former manufactured gas plant sites. While the joint and several liability associated with these sites presents the potential for significant response costs, the company estimates its ultimate financial liability at approximately $22 million over the next 10 years. The environmental remediation costs associated with these sites have been recorded on the accompanying consolidated balance sheet, and are not expected to have a significant impact on customer prices.

C.   Contribution by operating division
     (in millions)

                                                          Net
                                            Revenues     Income
                                          -------------  -------
     Three Months Ended Sept. 30, 2001
      Tampa Electric                          $  398.5    $ 56.8
      Peoples Gas System                          70.6       2.6
                                              --------    ------
                                                 469.1      59.4
      Other and eliminations                      (0.2)       --
                                              --------    ------
      Tampa Electric Company                  $  468.9    $ 59.4
                                              ========    ======

     Three Months Ended Sept. 30, 2000
      Tampa Electric                          $  391.8    $ 54.6
      Peoples Gas System                          72.0       3.4
                                              --------    ------
                                                 463.8      58.0
      Other and eliminations                      (0.2)       --
                                              --------    ------
      Tampa Electric Company                  $  463.6    $ 58.0
                                              ========    ======


     Nine Months Ended Sept. 30, 2001
      Tampa Electric                          $1,093.6    $125.4
      Peoples Gas System                         287.0      17.3
                                              --------    ------
                                               1,380.6     142.7
      Other and eliminations                      (0.7)       --
                                              --------    ------
      Tampa Electric Company                  $1,379.9    $142.7
                                              ========    ======

     Nine Months Ended Sept. 30, 2000
      Tampa Electric                          $1,024.8    $118.9
      Peoples Gas System                         230.1      15.9
                                              --------    ------
                                               1,254.9     134.8
      Other and eliminations                      (0.6)       --
                                              --------    ------
      Tampa Electric Company                  $1,254.3    $134.8
                                              ========    ======

D. The company adopted FAS 133, Accounting for Derivative Instruments and Hedging, effective Jan. 1, 2001. The standard requires the company to recognize derivatives as either assets or liabilities in the financial statements, to measure those instruments at fair value, and to reflect the changes in fair value of those instruments as either components of other comprehensive income (OCI) or in net income, depending on the types of those instruments. The company has completed the review and documentation of its derivative contracts, and found such activity has been minimal and relatively short-term in duration. Based on policies and procedures approved by the Board of Directors, from time to time, the company enters into futures, swaps and options contracts to limit exposure to gas price increases at PGS.

          The company did not have any open derivatives or hedges at adoption of the standard that were subject to FAS 133 accounting. Amounts recorded in other comprehensive income at Sept. 30, 2001 related to FAS 133 were not material.

          The company does not use derivatives or other financial products for speculative purposes. Management will continue to document all current, new and possible uses of derivatives, and develop procedures and methods for measuring them.


E. On June 25, 2001, the company issued $250 million principal amount of 6.875% Notes due June 15, 2012. The Notes are subject to redemption, in whole or in part, at any time, and at the option of the company, at a redemption price equal to the greater of 100% of the principal amount of the Notes then outstanding to be redeemed or the sum of the present value of the remaining scheduled payments of principal and interest on the Notes then outstanding to be redeemed, discounted at an adjusted treasury rate plus 25 basis points to the redemption date. Net proceeds were 98.928% of the principal amount. The proceeds were used to repay short-term debt and for general corporate purposes.


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

          The company does not have any recorded goodwill, and therefore does not expect adoption of FAS 142 to impact its results.

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

          In August 2001 the Financial Accounting Standards Board issued FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. FAS 144 addresses accounting and reporting for the impairment or disposal of long-lived assets, including the disposal of a segment of business. FAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The company is currently reviewing the impact that FAS 144 will have on its results.

G. On Oct. 24, 2001, Tampa Electric Company and the Florida Department of Environmental Protection (FDEP) resolved by consent order an alleged permit exceedance involving Tampa Electric's Polk Power Station. The Polk Power Station was developed as a demonstration project with the participation of the United States Department of Energy to demonstrate an innovative coal gasification fuel technology process. The by-product quantities (residues and unburnt coal) from the process have been higher than anticipated, resulting in on-site storage of quantities in excess of permit limits. The consent order provides for the payment of a $330,000 penalty, which was paid on Nov. 8, 2001.

          In August 2001, Tampa Electric paid a $104,000 penalty to FDEP as a result of unanticipated delays in resolving the maintenance and repair response pursuant to an April 10, 2001 consent order, which related to solid waste and disposal facilities at Tampa Electric's Big Bend Station.

Item 2. Management's Narrative Analysis of Results of Operations
        --------------------------------------------------------

     This Quarterly Report on Form 10-Q contains forward-looking statements, which are subject to the inherent uncertainties in predicting future results and conditions. Certain factors that could cause actual results to differ materially from those projected in these forward-looking statements include the following: interest rates, debt levels, restrictive covenants and other factors that could impact Tampa Electric Company's ability to obtain access to sufficient capital on satisfactory terms; general economic conditions, particularly those in Tampa Electric's service area affecting energy sales; weather variations affecting energy sales and operating costs; the ability to operate equipment without undue breakdowns or failures; potential competitive changes in the electric and gas industries, particularly in the area of retail competition; regulatory actions affecting Tampa Electric and Peoples Gas System; commodity price changes affecting the competitive positions of Tampa Electric and Peoples Gas System; and changes in and compliance with environmental regulations that may impose additional costs or curtail some activities. Some of these factors are discussed more fully under "Investment Considerations" included as Exhibit 99.1 in TECO Energy's Quarterly Report on form 10-Q for the quarter ended June 30, 2001, and reference is made thereto.

Results of Operations
---------------------

Three Months Ended Sept. 30, 2001:

     The company's net income for the quarter ended Sept. 30, 2001 was $59.4 million, up from $58.0 million recorded for the three-month period ended Sept. 30, 2000. The company showed improved results from customer growth and higher residential and commercial sales. Operating expenses increased due to higher depreciation expense from normal plant additions and operations and maintenance expenses.

Electric division (Tampa Electric)

     Tampa Electric's net income for the third quarter was $56.8 million, compared with $54.6 million for the same period in 2000. Tampa Electric showed improved results from customer growth and retail energy sales growth of about 3 percent. Sales to residential and commercial customers increased 3.3 percent to more than offset reduced sales to low-margin industrial phosphate customers. Operating expenses increased due to higher depreciation expense from normal plant additions and higher operations and maintenance expenses for generating unit maintenance. Allowance for funds used during construction (AFUDC) (or interest and allowed equity cost capitalized to construction) was $2.7 million and $0.6 million for the three months ended Sept. 30, 2001 and 2000, respectively. AFUDC is expected to increase over the next several years, reflecting Tampa Electric's generation expansion activities. A summary of the operating statistics for the three months ended Sept. 30, 2001 and 2000 follows.

(in millions, except average customers)
                                                  Operating Revenues                        Kilowatt-hour sales
                                          ---------------------------------           --------------------------------
Three Months Ended Sept. 30,                2001         2000        Change             2001         2000        Change
                                          --------     --------      ------           --------     --------      ------
Residential                               $  199.8     $  186.8        7.0%           2,313.0      2,251.0        2.8%
Commercial                                   114.4        104.9        9.1%           1,595.4      1,531.2        4.2%
Industrial - Phosphate                        12.8         17.0      -24.7%             253.3        295.4      -14.3%
Industrial - Other                            19.1         16.7       14.4%             311.7        275.1       13.3%
Other sales of electricity                    28.1         25.0       12.4%             376.6        353.8        6.4%
Deferred and other revenues                   (4.0)         1.4         --                 --           --         --
                                          --------     --------                       -------      -------
                                             370.2        351.8        5.2%           4,850.0      4,706.5        3.0%
Sales for resale                              18.9         32.0      -40.9%             299.0        764.2      -60.9%
Other operating revenue                        9.4          8.0       17.5%                --           --         --
                                          --------     --------                       -------      -------
                                          $  398.5     $  391.8        1.7%           5,149.0      5,470.7       -5.9%
                                          ========     ========                       =======      =======
Average customers (thousands)                576.4        560.5        2.8%
                                          ========     ========
Retail output to line (kilowatt hours)                                                5,031.7      5,062.7       -0.6%
                                                                                      =======      =======

Natural Gas division (Peoples Gas System)

     Peoples Gas System (PGS) reported net income of $2.6 million for the quarter, compared with $3.4 million for the same period last year. Quarterly results reflected higher operating and maintenance and depreciation expenses that were only partially offset by customer growth of almost 4 percent and higher residential and commercial sales. A summary of the operating statistics for the three months ended Sept. 30, 2001 and 2000 follows:

(in millions, except average customers)
                                                  Operating Revenues                              Therms
                                          ---------------------------------           --------------------------------
Three Months Ended Sept. 30,                2001         2000        Change             2001         2000        Change
                                          --------     --------      ------           --------     --------      ------
By Customer Segment:
Residential                                $12.9        $12.5           3.2%              8.3          8.0         3.7%
Commercial                                  27.9         32.4         -13.9%             68.2         61.9        10.2%
Industrial                                   2.8          2.6           7.7%             54.5         59.2        -8.0%
Off system sales                            15.9         14.5           9.7%             45.1         30.0        50.3%
Power generation                             3.1          2.6          19.2%            131.4        126.4         4.0%
Other revenues                               8.0          7.4           8.1%               --           --          --
                                           -----        -----                           -----        -----
                                           $70.6        $72.0          -1.9%            307.5        285.5         7.7%
                                           =====        =====                           =====        =====

By Sales Type:
System supply                              $46.8        $53.6         -12.7%             76.6         72.0         6.4%
Transportation                              15.8         11.0          43.6%            230.9        213.5         8.1%
Other revenues                               8.0          7.4           8.1%               --           --          --
                                           -----        -----                           -----        -----
                                           $70.6        $72.0          -1.9%            307.5        285.5         7.7%
                                           =====        =====                           =====        =====

Average customers (thousands)              263.5        254.3           3.6%
                                           =====        =====

Non-operating Items

     Total interest charges were $18.8 million for the three months ended Sept. 30, 2001, compared to $25.0 million for the same period in 2000. Financing costs were higher for the third quarter of 2001, reflecting higher borrowing levels. Third quarter 2000 interest charges included a pretax charge of $7.4 million for interest associated with income tax disputes.

Nine Months Ended Sept. 30, 2001:

     The company's net income for the nine months ended Sept. 30, 2001 was $142.7 million, up from $134.8 million recorded for the same period last year. The 6-percent increase year-to-date reflected the continued strong customer growth in the retail electric and gas businesses. Increased revenues were somewhat offset by higher depreciation due to normal plant growth, and higher operation and maintenance expenses at Tampa Electric.

Electric division (Tampa Electric)

     Tampa Electric's year-to-date net income was $125.4 million, compared with $118.9 million for the same period last year, reflecting customer growth and higher retail energy sales as a result of a growing local economy and favorable winter weather. AFUDC associated with the repowering of the Gannon Station increased to $5.6 million from $1.9 million for the same period last year. Operating expenses, excluding recoverable fuel and purchased power, increased primarily due to higher depreciation from normal plant additions and generating unit maintenance. A summary of the operating statistics for the nine months ended Sept. 30, 2001 and 2000 follows:

(in millions, except average customers)
                                                  Operating Revenues                        Kilowatt-hour sales
                                          ---------------------------------           --------------------------------
Nine Months Ended Sept. 30,                 2001         2000        Change             2001         2000        Change
                                          --------     --------      ------           --------     --------      ------
Residential                              $   516.4     $   468.3       10.3%           5,985.6      5,661.3        5.7%
Commercial                                   309.5         282.1        9.7%           4,315.3      4,169.1        3.5%
Industrial - Phosphate                        46.0          47.0       -2.1%             931.5        970.6       -4.0%
Industrial - Other                            53.7          47.2       13.8%             872.2        814.7        7.1%
Other sales of electricity                    77.0          70.6        9.1%           1,027.7        999.8        2.8%
Deferred and other revenues                   (3.6)          5.2         --                 --           --         --
                                         ---------     ---------                      --------     --------
                                             999.0         920.4        8.5%          13,132.3     12,615.5        4.1%
Sales for resale                              67.0          81.0      -17.3%           1,269.9      1,910.2      -33.5%
Other operating revenue                       27.6          23.4       17.9%                --           --         --
                                         ---------     ---------                      --------     --------
                                         $ 1,093.6     $ 1,024.8        6.7%          14,402.2     14,525.7       -0.9%
                                         =========     =========                      ========     ========
Average customers (thousands)                573.8         558.1        2.8%
                                         =========     =========
Retail output to line
 (kilowatt hours)                                                                     13,729.0     13,477.5        1.9%
                                                                                      ========     ========

Natural Gas division (Peoples Gas System)

     PGS reported almost 9 percent higher year-to-date net income of $17.3 million, compared to $15.9 million last year, reflecting continuing customer growth and higher residential and commercial usage early in the year as a result of favorable winter weather. Decreased volumes for low-margin transportation of gas for electric power generators, interruptible customers and off-system sales earlier in the year reflected the higher cost of gas for customers who have the ability to switch to alternate fuels or alter consumption patterns. The price differential between natural gas and alternative fuels currently favors natural gas. Customers are returning to natural gas as alternative fuel inventories are exhausted and contractual commitments expire. A summary of the operating statistics for the nine months ended Sept. 30, 2001 and 2000 follows:

(in millions, except average customers)
                                                  Operating Revenues                                Therms
                                          ---------------------------------           --------------------------------
Nine Months Ended Sept. 30,                 2001         2000        Change             2001         2000        Change
                                          --------     --------      ------           --------     --------      ------
By Customer Segment:
Residential                               $ 72.5        $ 51.5          40.8%            46.8         41.7         12.2%
Commercial                                 135.6         103.6          30.9%           231.4        213.7          8.3%
Industrial                                   9.6           9.7          -1.0%           179.6        211.6        -15.1%
Off system sales                            29.0          34.8         -16.7%            70.7         89.5        -21.0%
Power generation                             8.8           8.1           8.6%           317.8        338.1         -6.0%
Other revenues                              31.5          22.4          40.6%              --           --           --
                                          ------        ------                          -----        -----
                                          $287.0        $230.1          24.7%           846.3        894.6         -5.4%
                                          ======        ======                          =====        =====

By Sales Type:
System supply                             $209.9        $172.3          21.8%           220.6        255.3        -13.6%
Transportation                              45.6          35.4          28.8%           625.7        639.3         -2.1%
Other revenues                              31.5          22.4          40.6%              --           --           --
                                          ------        ------                          -----        -----
                                          $287.0        $230.1          24.7%           846.3        894.6         -5.4%
                                          ======        ======                          =====        =====

Average customers (thousands)              265.3         255.1           4.0%
                                          ======        ======

Non-operating Items

     Total interest charges were $57.5 million for the nine months ended Sept. 30, 2001, compared to $59.7 million for the same period in 2000. Financing costs for 2001 were higher reflecting higher borrowing levels. The 2000 interest charges included a pretax charge of $7.4 million recorded at Tampa Electric for interest associated with income tax disputes.


Recent Developments
-------------------

     In September 2001, Tampa Electric along with the other Florida investor-owned utilities (IOUs) filed with the Florida Public Service Commissioner (FPSC) for approval of rates under the various cost recovery clauses for the period January 2002 through December 2002. This filing includes the impacts of Tampa Electric's mid-course correction filed in February 2001 when Tampa Electric filed with the FPSC for approval of a mid-course correction to increase its fuel cost recovery factors due to significantly higher oil and natural gas prices and purchase power costs. The FPSC has hearings scheduled for November 2001 to address these issues.

     As previously reported, Tampa Electric, Florida Power and Light, and Florida Power Corporation (collectively, Applicants), in compliance with the Federal Energy Regulatory Commission's (FERC) Order No. 2000, submitted to FERC an application to form a regional transmission organization (RTO) to be known as GridFlorida. On March 28, 2001, FERC granted "provisional" approval of the proposal for GridFlorida. This approval was conditional upon the Applicants making a subsequent compliance filing by May 29, 2001, implementing certain changes described in the order.

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

     The issues raised by the FPSC process create uncertainty with respect to the Applicants' actions to comply with Order No. 2000. Because the resolution of these issues is critical to the continued formation of GridFlorida, the Applicants decided to suspend their RTO development activities until the issues are resolved. This was communicated to FERC when the May 29, 2001 compliance filing was made. The FPSC held an RTO prudence determination proceeding for each company. The FPSC's Staff Recommendation was issued on Oct. 30, 2001, which among other things recommended that the FPSC issue a determination finding that the utilities were prudent in participating in the collaborative process and incurring the costs to date, but did not recommend a finding of prudence with respect to moving ahead with the RTO as proposed by the Applicants. At a Special Agenda Conference held Nov. 7, 2001, the FPSC decided against the formation of the GridFlorida RTO as proposed, and requested that the Applicants file a plan for the formation of an Independent System Operation within 90 days.





     Concurrently, FERC issued an order initiating mediation to merge the various proposed RTOs in the four quadrants of the country, including the Southeast. The goal was to develop an RTO known as the Southeast Power Grid that would encompass a natural market for power in the Southeast. GridFlorida and TECO Power Services are participating in the discussions with the other RTO participants.

Accounting Standards
--------------------

Accounting for Derivative Instruments and Hedging

     The company adopted FAS 133, Accounting for Derivative Instruments and Hedging, effective Jan. 1, 2001. The standard requires the company to recognize derivatives as either assets or liabilities in the financial statements, to measure those instruments at fair value, and to reflect the changes in fair value of those instruments as either components of comprehensive income or in net income, depending on the types of those instruments. See Note D on page 8 for a full discussion of the impacts to the company.

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

     Tampa Electric Company does not have any recorded goodwill. See Note F on page 8 for a full discussion of the impacts to the company.

Asset Retirement Obligations

     In July 2001, the Financial Accounting Standards Board finalized FAS 143, Accounting for Asset Retirement Obligations, which requires the recognition of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is accreted to its present value and the related capitalized charge is depreciated over the useful life of the asset. FAS 143 is effective for fiscal years beginning after June 15, 2002. See Note F on page 8 for a full discussion of the impacts to the company.

Accounting for the Impairment of Disposal of Long-Lived Assets

     In August 2001 the Financial Accounting Standards Board issued FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. FAS 144 addresses accounting and reporting for the impairment or disposal of long-lived assets, including the disposal of a segment of business. FAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The company is currently reviewing the impact that FAS 144 will have on its results. See Note F on page 8 for a discussion of the impacts to the company.


Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk
------------------

     Tampa Electric Company is exposed to changes in interest rates primarily as a result of its borrowing activities. A hypothetical 10-percent increase in the company's weighted average interest rate on its variable rate debt would have an estimated $0.7 million impact on the company's pretax earnings over the next fiscal year.

     A hypothetical 10-percent decrease in interest rates would not have a significant impact on the estimated fair value of the company's long-term debt at Sept. 30, 2001.

     Based on policies approved by the Board of Directors, from time to time the company may enter into futures, swaps and option contracts to moderate exposure to interest rate changes.

Commodity Price Risk
--------------------

     Currently, at Tampa Electric and Peoples Gas System, commodity price increases due to changes in market conditions for fuel, purchased power and natural gas are recovered through cost recovery clauses, with no effect on earnings.

     From time to time, Peoples Gas System may enter into futures, swaps and options contracts to limit the effect of natural gas price increases on the prices it charges customers. Amounts recorded in other comprehensive income at Sept. 30, 2001 were not material.

     The company does not use derivatives or other financial products for speculative purposes.

                         PART II.  OTHER INFORMATION
                         ---------------------------


Item 1.  Legal Proceedings

         On Oct. 24, 2001, Tampa Electric Company and the Florida Department of Environmental Protection (FDEP) resolved by consent order an alleged permit exceedance involving Tampa Electric's Polk Power Station. The Polk Power Station was developed as a demonstration project with the participation of the United States Department of Energy to demonstrate an innovative coal gasification fuel technology process. The by-product quantities (residues and unburnt coal) from the process have been higher than anticipated, resulting in on-site storage of quantities in excess of permit limits. The consent order provides for the payment of a $330,000 penalty, which was paid on Nov. 8, 2001.

         In August 2001, Tampa Electric paid a $104,000 penalty to FDEP as a result of unanticipated delays in resolving the maintenance and repair response pursuant to an April 10, 2001 consent order, which related to solid waste and disposal facilities at Tampa Electric's Big Bend Station.


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

    (a)  Exhibits

    12   Ratio of earnings to fixed charges


    (b)  Reports on Form 8-K

         The registrant did not file any Current Reports on Form 8-K for the quarter ended Sept. 30, 2001.

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



                                           TAMPA ELECTRIC COMPANY
                                   --------------------------------------
                                                (Registrant)



Date:  Nov. 13, 2001                  *By: /s/ G. L. GILLETTE
                                   -------------------------------
                                           G. L. GILLETTE
                                   Senior Vice President - Finance
                                     and Chief Financial Officer
                                    (Principal Financial Officer)

                               INDEX TO EXHIBITS

Exhibit No.       Description of Exhibits

    12            Ratio of earnings to fixed charges