Form 10-K405
period 2001-12-31
TAMPA ELECTRIC CO
filed 2002-03-29
CIK 96271

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)
 X        Annual Report Pursuant to Section 13 or 15(d) of the Securities
---
          Exchange Act of 1934 For the fiscal year ended December 31, 2001
                                        OR
___ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________ to
           ________

         Commission File Number 1-5007

                             TAMPA ELECTRIC COMPANY
                             ----------------------
             (Exact name of registrant as specified in its charter)

             FLORIDA                                         59-0475140
             -------                                         ----------
   (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                       Identification Number)

        TECO Plaza
   702 N. Franklin Street
      Tampa, Florida                                         33602
      --------------                                         -----
 (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code: (813)228-4111

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 YES    X    NO
       ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
          ---

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 28, 2002 was zero.

As of February 28, 2002, there were 10 shares of the registrant's common stock issued and outstanding, all of which were held, beneficially and of record, by TECO Energy, Inc.

                     DOCUMENTS INCORPORATED BY REFERENCE
                                    None

The registrant meets the conditions set forth in General Instruction (I) (1) (a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

                      Index to Exhibits appears on page 41

                                     PART I
Item 1.  BUSINESS.

         Tampa Electric Company (the company) was incorporated in Florida in 1899 and was reincorporated in 1949. As a result of a restructuring in 1981, the company became a wholly owned subsidiary of TECO Energy, Inc. (TECO Energy), a diversified energy-related holding company. In 1997, TECO Energy acquired Lykes Energy, Inc. As part of this acquisition, Lykes' regulated gas distribution utility was merged into the company and now operates as the Peoples Gas System division of Tampa Electric Company (Peoples Gas System or PGS).
         Tampa Electric Company is a public utility operating within the state of Florida. Through its Tampa Electric division (Tampa Electric), it is engaged in the generation, purchase, transmission, distribution and sale of electric energy; through its Peoples Gas System division (PGS), it is engaged in the purchase, distribution and sale of natural gas for residential, commercial, industrial and electric power generation customers wholly in the State of Florida.
         Tampa Electric's retail electric service territory comprises an area of about 2,000 square miles in West Central Florida, including Hillsborough County and parts of Polk, Pasco and Pinellas Counties, and has an estimated population of over one million. Tampa Electric provides electric service to more than 575,000 customers. The principal communities served are Tampa, Winter Haven, Plant City and Dade City. In addition, Tampa Electric engages in wholesale sales to utilities and other resellers of electricity. It has three electric generating stations in or near Tampa, one electric generating station in southwestern Polk County, Florida and two electric generating stations (one of which is on long-term standby) located near Sebring, a city located in Highlands County in South Central Florida.
         PGS, with more than 272,000 customers, has operations in Florida's major metropolitan areas. Annual natural gas throughput (the amount of gas delivered to its customers including transportation-only service) in 2001 was
1.1 billion therms.
         Power Engineering & Construction, Inc. (PEC), a Florida corporation formed in late 1996, is a wholly owned subsidiary of Tampa Electric Company and is engaged in engineering and construction services with principal focus on power facilities not owned or operated by Tampa Electric. Operations of PEC in 2001 were not significant.

TAMPA ELECTRIC--ELECTRIC OPERATIONS

         Tampa Electric had 2,823 employees as of Dec. 31, 2001, of which 984 were represented by the International Brotherhood of Electrical Workers (IBEW) and 298 by the Office and Professional Employees International Union (OPEIU).
         In 2001, approximately 47 percent of Tampa Electric's total operating revenue was derived from residential sales, 29 percent from commercial sales, 9 percent from industrial sales and 15 percent from other sales including bulk power sales for resale.
         The sources of electric operating revenue and megawatt-hour sales for 2001 were as follows:

Operating revenue
(millions)                                           2001
                                              -----------

Residential                                     $   659.8
Commercial                                          409.7
Industrial-Phosphate                                 57.0
Industrial-Other                                     71.8
Other retail sales of electricity                   103.0
Sales for resale                                     82.4
Other                                                29.0
                                              -----------
                                                $ 1,412.7
                                              ===========

Megawatt-hour Sales
(thousands)                                          2001
                                              -----------

Residential                                         7,594
Commercial                                          5,685
Industrial                                          2,329
Other retail sales of electricity                   1,368
Sales for resale                                    1,499
                                              ------------
                                                   18,475
                                              ============

         No significant part of Tampa Electric's business is dependent upon a single customer or a few customers, the loss of any one or more of whom would have a significantly adverse effect on Tampa Electric. IMC-Agrico, a large phosphate producer, is Tampa Electric's largest customer, representing less than 3 percent of Tampa Electric's 2001 base revenues.
         Tampa Electric's business is not highly seasonal, but winter peak loads are experienced due to electric heating fewer daylight hours and colder temperatures, and summer peak loads are experienced due to use of air conditioning and other cooling equipment.

REGULATION

         The retail operations of Tampa Electric are regulated by the Florida Public Service Commission (FPSC), which has jurisdiction over retail rates, quality of service and reliability, issuances of securities, planning, siting and construction of facilities, accounting and depreciation practices, and other matters.
         In general, the FPSC's pricing objective is to set rates at a level that allows the utility to collect total revenues (revenue requirements) equal to its cost of providing service, plus a reasonable return on invested capital.
         The costs of owning, operating and maintaining the utility system, other than fuel, purchased power, conservation and certain environmental costs, are recovered through base rates. These costs include operation and maintenance expenses, depreciation and taxes, as well as a return on Tampa Electric's investment in assets used and useful in providing electric service (rate base). The rate of return on rate base, which is intended to approximate Tampa Electric's weighted cost of capital, primarily includes its costs for debt, deferred income taxes at a zero cost rate and an allowed return on common equity. Base rates are determined in FPSC rate setting hearings which occur at irregular intervals at the initiative of Tampa Electric, the FPSC or other parties. See the discussion of the FPSC-approved agreements covering 1995 through 1999 in the Utility Regulation -- Rate Stabilization section on page 16.
         Fuel, purchased power, conservation and certain environmental costs are recovered through levelized monthly charges established pursuant to the FPSC's cost recovery clauses. These charges, which are reset annually in an FPSC proceeding, are based on estimated costs of fuel, environmental compliance, conservation programs and purchased power and estimated customer usage for a specific recovery period, with a true-up adjustment to reflect the variance of actual costs from the projected charges. The FPSC may disallow recovery of any costs that it considers imprudently incurred.
         Tampa Electric is also subject to regulation by the Federal Energy Regulatory Commission (FERC) in various respects, including wholesale power sales, certain wholesale power purchases, transmission services, and accounting and depreciation practices. See Utility Regulation -- Regional Transmission Organization section on page 17.
         Federal, state and local environmental laws and regulations cover air quality, water quality, land use, power plant, substation and transmission line siting, noise and aesthetics, solid waste and other environmental matters. See Environmental Compliance on page 15.
         TECO Transport sells transportation services, and TECO Power Services sells generating capacity and energy to Tampa Electric in addition to other third parties. The transactions between Tampa Electric and these affiliates and the prices paid by Tampa Electric are subject to regulation by the FPSC and FERC, and any charges deemed to be imprudently incurred may be disallowed for recovery from Tampa Electric's customers.

COMPETITION

         Tampa Electric's retail electric business is substantially free from direct competition with other electric utilities, municipalities and public agencies. At the present time, the principal form of competition at the retail level consists of natural gas and propane for residential and commercial customers and self-generation which is available to larger users of electric energy. Such users may seek to expand their options through various initiatives including legislative and/or regulatory changes that would permit competition at the retail level. Tampa Electric intends to take all appropriate actions to retain and expand its retail business, including managing costs and providing high-quality service to retail customers.
         In 1999, the Federal Energy Regulatory Commission (FERC) approved a market-based sales tariff for Tampa Electric that allows Tampa Electric to sell excess power at market prices within Florida. The FERC had already approved market-based prices for interstate sales for Tampa Electric and the other investor-owned utilities (IOUs) operating in the state; however, Tampa Electric is the only IOU with intrastate market-based sales authority.
         There is presently active competition in the wholesale power markets in Florida, and this is increasing largely as a result of the Energy Policy Act of 1992 and related federal initiatives. For independent power producers, this Act removed certain regulatory barriers and required utilities to transmit power from such producers, utilities and others to wholesale customers as more fully described below.
         In April 1996, the FERC issued its Final Rule on Open Access Non-discriminatory Transmission, Standard Costs, Open Access Same-time Information System (OASIS) and Standards of Conduct. This rule works together to open access for wholesale power flows on transmission systems. Utilities such as Tampa Electric owning transmission facilities are required to provide services to wholesale transmission customers comparable to those they provide to themselves on comparable terms and conditions including price. Among other things, the rules require transmission services to be unbundled from power sales and owners of transmission systems must take transmission service under their own transmission tariffs.
         FERC requires transmission system owners to implement an OASIS system providing, via the Internet, access to transmission service information (including price and availability) and to rely exclusively on their own OASIS system for such information for purposes of their own wholesale power transactions. To facilitate compliance, owners must implement standards of conduct to ensure that personnel involved in marketing wholesale power are functionally separated from personnel involved in transmission services and reliability functions. FERC's authority over this requirement was recently upheld by the Supreme Court. Tampa Electric, together with other utilities, has implemented an OASIS system and believes it is in compliance with the Standards of Conduct.
         In December 1999, the FERC issued Order No. 2000, dealing with Regional Transmission Organizations (RTOs). This rule is driven by the FERC's continuing effort to effect open access to transmission facilities in large, regional markets. In FERC filings in October 2000 and December 2000, Tampa Electric agreed with the other IOUs operating in Florida to form an RTO to be known as GridFlorida LLC. As proposed, the RTO would independently control the transmission assets of the filing utilities, as well as other utilities in peninsular Florida that choose to join. The FERC tentatively approved GridFlorida in March 2001, but has not finally ruled on a May 2001 compliance filings of the applicants.
         In May 2001, the FPSC questioned the prudence of the three filing utilities joining GridFlorida as conditionally approved by FERC. The three utilities requested and the FPSC granted the opening of an accelerated docket regarding the prudence of GridFlorida. In December 2001 the FPSC ruled that, while the three IOUs were prudent in their actions to set up GridFlorida, the FPSC was not satisfied with the transmission owning features of GridFlorida nor with the proposal that any of the filing utilities transfer ownership of their assets to GridFlorida. Accordingly, the FPSC ordered the three IOUs to file a revised version of GridFlorida which was filed in late March 2002. Tampa Electric plans to take an active role in monitoring and influencing the development of other possible RTOs in the southeast region.
         Florida Governor Jeb Bush established the 2020 Energy Study Commission in 2000 to address several issues by December 2001, including current and future reliability of electric and natural gas supply, emerging energy supply and delivery options, electric industry competition, environmental impacts of energy supply, energy conservation and fiscal impacts of energy supply options on taxpayers and energy providers. The Study Commission completed its efforts and published its final report in December 2001. The Study Commission's final recommendations include, among other things, elimination of barriers to entry for merchant power generators, an open competitive wholesale electric market, transfer of regulated generating assets to unregulated affiliates or sale to others, Florida electric system reliability and consumer protection. A proposal is expected to be forwarded to the legislature by the Governor for possible action as early as the 2002 legislative session. It is unclear at this time if this proposed legislation would pass.

FUEL

         Approximately 96 percent of Tampa Electric's generation for 2001 was coal-fired, with oil and natural gas each representing 2 percent. Tampa Electric used its generating units to meet approximately 84 percent of the system load requirements with the remaining 16 percent coming from purchased power. A slightly lower level of coal generation as a percentage of total generation is anticipated for 2002.
         Tampa Electric's average delivered fuel cost per million BTU and average delivered cost per ton of coal burned for 2001 were as follows:

Average cost
-------------
 per million BTU:                                2001
 ---------------                                 ----

Coal                                          $  2.06
Oil                                           $  5.79
Gas (Natural)                                 $  4.84
Composite                                     $  2.19
Average cost per ton
--------------------
 of coal burned                               $ 47.53
 --------------

         Tampa Electric's generating stations burn fuels as follows: Gannon Station burns low-sulfur coal; Big Bend Station, which has sulfur dioxide scrubber capabilities, burns a combination of low-sulfur coal, petroleum coke and coal of a somewhat higher sulfur content; Polk Power Station burns high-sulfur coal, which is gasified and subjected to sulfur removal prior to combustion, natural gas and oil; Hookers Point Station burns low-sulfur oil; and Phillips Station burns oil of a somewhat higher sulfur content.
         Coal. Tampa Electric used approximately 7.3 million tons of coal during 2001 and estimates that its coal consumption will be about 7.1 million tons for 2002. During 2001, Tampa Electric purchased approximately 44 percent of its coal under long- term contracts with five suppliers, and the remaining 56 percent in the spot market. During 2000, Tampa Electric purchased approximately 61 percent of its coal under long-term contracts with six suppliers, and 39 percent of its coal in the spot market or under intermediate-term purchase agreements. Tampa Electric expects to obtain approximately 60 percent of its coal requirements in 2002 under long-term contracts with five suppliers and the remaining 40 percent in the spot market. Tampa Electric's remaining long-term coal contracts provide for revisions in the base price to reflect changes in a wide range of cost factors and for suspension or reduction of deliveries if environmental regulations should prevent Tampa Electric from burning the coal supplied, provided that a good faith effort has been made to continue burning such coal.
         In 2001, about 63 percent of Tampa Electric's coal supply was deep-mined, approximately 33 percent was surface-mined and the remainder was a processed oil by-product known as petroleum coke. Federal surface-mining laws and regulations have not had any material adverse impact on Tampa Electric's coal supply or results of its operations. Tampa Electric, however, cannot predict the effect of any future mining laws and regulations.
         Oil. Tampa Electric had supply agreements through Dec. 31, 2002 for No. 2 fuel oil and No. 6 fuel oil for its Polk and Phillips stations, and its four combustion turbine units at prices based on Gulf Coast Cargo spot prices.
         Natural Gas. As of December 2001, Tampa Electric had no gas contracts for the Polk 2 Unit as purchases were made on the spot market.

FRANCHISES

         Tampa Electric holds franchises and other rights that, together with its charter powers, give it the right to carry on its retail business in the localities it serves. The franchises give Tampa Electric rights to the use of rights of ways and other public property to place its facilities, and are irrevocable and not subject to amendment without the consent of Tampa Electric, although, in certain events, they are subject to forfeiture.
         Florida municipalities are prohibited from granting any franchise for a term exceeding 30 years. All of the municipalities, except for the cities of Tampa and Winter Haven, have reserved the right to purchase Tampa Electric's property used in the exercise of its franchise if the franchise is not renewed; otherwise, based on judicial precedent, Tampa Electric is able to keep its facilities in place subject to reasonable rules and regulations imposed by the municipalities.
         Tampa Electric has franchise agreements with 13 incorporated municipalities within its retail service area. These agreements have various expiration dates ranging from December 2005 to September 2021.
         Franchise fees payable by Tampa Electric, which totaled $24.3 million in 2001, are calculated using a formula based primarily on electric revenues.
         Utility operations in Hillsborough, Pasco, Pinellas and Polk Counties outside of incorporated municipalities are conducted in each case under one or more permits to use state or county rights-of-way granted by the Florida Department of Transportation or the county commissioners of such counties. There is no law limiting the time for which such permits may be granted by counties. There are no fixed expiration dates for the Hillsborough County and Pinellas County agreements. The agreements covering electric operations in Poke and Pasco counties expire in 2004 and 2033, respectively.

ENVIRONMENTAL MATTERS

         Tampa Electric Company is a party to a consent decree with the Environmental Protection Agency (EPA) and a consent final judgement with the U.S. Department of Justice, effective Oct. 5, 2000, and the Florida Department of Environmental Protection (FDEP) effective December 7, 1999. Pursuant to these consent decrees, allegations of violations of New Source Review requirements of the Clear Air Act were resolved, provision was made for environmental controls and pollution reductions, and Tampa Electric is committed to a comprehensive program that will dramatically decrease emissions from the company's power plants.
          The emission reduction plan included specific detail with respect to the availability of the scrubbers and earlier incremental NOx reduction efforts on Big Bend Units 1, 2 and 3 and the repowering of the company's coal-fired Gannon Station to natural gas. Engineering for the repowering project began in January 2000, and Tampa Electric anticipates that commercial operation for the first repowered unit is expected by May 1, 2003. The repowering of the second unit is scheduled for completion by May 1, 2004. When these units are repowered, the station will be renamed the Bayside Power Station and will have total station capacity of about 1,800 megawatts (nominal) of natural gas-fueled electric generation.
         In November 2000, the FPSC approved recovery, through the Environmental Cost Recovery Clause, of costs incurred to improve the availability and removal efficiency for Tampa Electric's Big Bend 1, 2 and 3 scrubbers, to reduce particulate matter emissions, and to reduce NOx emissions. The approved cost recovery for these various environmental projects through customers' bills started in January
2001.
         Tampa Electric Company is one of several potentially responsible parties for certain superfund sites and, through its Peoples Gas System division, for certain superfund and former manufactured gas plant sites. While the joint and several liability associated with these sites presents the potential for significant response costs, Tampa Electric Company estimates its ultimate financial liability at approximately $22 million over the next 10 years. The environmental remediation costs associated with these sites have been recorded on the accompanying consolidated balance sheet and are not expected to have a significant impact on customer prices.
         Expenditures. During the five years ended Dec. 31, 2001, Tampa Electric spent $141.0 million on capital additions to meet environmental requirements. Tampa Electric spent an estimated $11.6 million in 2001 on environmental projects.
         Environmental expenditures are estimated at $11.5 million for 2002, and $21.7 million during the years 2003 through 2006. Approximately half of the $21.7 million is for the development of technologies for further reduction of NOx emissions at Big Bend Station beginning in 2006. The balance of the estimated expenditures are for continued improvement of electrostatic precipitators for particulate matter emissions reductions, and continued improvements of the scrubber systems for SO2 reductions as required by the EPA consent decree.
         To date Tampa Electric has spent approximately $26.1 million for compliance with the EPA consent decree at Big Bend Station for reduction of NOx and particulate matter emissions and to improve the scrubber systems to reduce SO2 emissions. Tampa Electric has also spent $260.2 million, excluding allowance for funds used during construction, (AFUDC), on projects leading to the repowering of the company's coal-fired Gannon Station to natural gas, to meet the EPA consent decree condition of eliminating coal firing at Gannon Station.

PEOPLES GAS SYSTEM--GAS OPERATIONS

         Peoples Gas System, Inc. (PGS) operates as the Peoples Gas System division of Tampa Electric Company. PGS is engaged in the purchase, distribution and sale of natural gas for residential, commercial, industrial and electric power generation customers in the State of Florida.
         PGS uses two interstate pipelines to receive gas for sale or other delivery to customers connected to its distribution system. PGS does not engage in the exploration for or production of natural gas. Currently, PGS operates a natural gas distribution system that serves over 272,000 customers. The system includes approximately 9,000 miles of mains and over 4,400 miles of service lines.
         In 2001, the total throughput for PGS was 1.1 billion therms. Of this total throughput, 17 percent was gas purchased and resold to retail customers by PGS, 74 percent was third party supplied gas delivered for retail customers, and 9 percent was gas sold off-system. Industrial and power generation customers consumed approximately 67 percent of PGS' annual therm volume. Commercial customers used approximately 28 percent, with the balance consumed by residential customers.
         While the residential market represents only a small percentage of total therm volume, residential operations generally comprise 23 percent of total revenues. New residential construction and conversions of existing residences to gas have steadily increased since the late 1980's.
         Natural gas has historically been used in many traditional industrial and commercial operations throughout Florida, including production of products such as steel, glass, ceramic tile and food products. Gas climate control technology is expanding throughout Florida, and commercial/industrial customers, including schools, hospitals, office complexes and churches, are utilizing this technology.
         Within the PGS operating territory, large cogeneration facilities utilize gas-fired technology in the production of electric power and steam. Over the past three years, the company has transported, on average, about 296 million therms annually to facilities involved in cogeneration.

Revenues and therms for PGS for 2001, are as follows:

                                    Revenues                     Therms
(millions)                            2001                         2001
                                    -------                      -------
Residential                        $  88.2                         58.8
Commercial                           163.6                        308.9
Industrial                            50.4                        346.5
Power generation                      11.6                        403.5
Other revenues                        39.1                            -
                                  --------                     --------
Total                               $352.9                      1,117.7
                                   =======                      =======

         PGS had 639 employees as of Dec. 31, 2001. A total of 89 employees in six of the company's 15 operating divisions are represented by various union organizations.

REGULATION

         The operations of PGS are regulated by the FPSC separate from the regulation of Tampa Electric's electric operations. The FPSC has jurisdiction over rates, service, issuance of securities, safety, accounting and depreciation practices and other matters.
         In general, the FPSC sets rates at a level that allows a utility such as PGS to collect total revenues (revenue requirements) equal to its cost of providing service, plus a reasonable return on invested capital.
         The basic costs of providing natural gas service, other than the costs of purchased gas and interstate pipeline capacity, are recovered through base rates. Base rates are designed to recover the costs of owning, operating and maintaining the utility system. The rate of return on rate base, which is intended to approximate PGS' weighted cost of capital, primarily includes its cost for debt, deferred income taxes at a zero cost rate, and an allowed return on common equity. Base rates are determined in FPSC proceedings which occur at irregular intervals at the initiative of PGS, the FPSC or other parties.
         PGS recovers the costs it pays for gas supply and interstate transportation for system supply through the Purchased Gas Adjustment (PGA) clause. This charge is designed to recover the costs incurred by PGS for purchased gas, and for holding and using interstate pipeline capacity for the transportation of gas it sells to its customers. These charges are adjusted monthly based on a cap approved annually in an FPSC hearing. The cap is based on estimated costs of purchased gas and pipeline capacity, and estimated customer usage for a specific recovery period, with a true-up adjustment to reflect the variance of actual costs and usage from the projected charges for prior periods. For a description of the most recent adjustment, see the Utility Regulation - Cost Recovery Clauses section on 16.
         In addition to its base rates and purchased gas adjustment clause charges for system supply customers, PGS customers (except interruptible customers) also pay a per-therm charge for all gas consumed to recover the costs incurred by PGS in developing and implementing energy conservation programs, which are mandated by Florida law and approved and supervised by the FPSC. PGS is permitted to recover, on a dollar-for-dollar basis, expenditures made in connection with these programs if it demonstrates that the programs are cost effective for its ratepayers.
         In February 2000, the FPSC approved a rule that would require natural gas utilities to offer transportation-only service to all non-residential customers. See the Utility Regulation - Utility Competition-Gas section on page 17.
         PGS had over 8,000 transportation customers as of Dec. 31, 2001. PGS continues to receive its base rate for distribution regardless of whether a customer decided to opt for transportation-only service, or continue bundled service. It is, therefore, not expected that unbundling will have an adverse effect on PGS' earnings in the future.
         In addition to economic regulation, PGS is subject to the FPSC's safety jurisdiction, pursuant to which the FPSC regulates the construction, operation and maintenance of PGS' distribution system. In general, the FPSC has implemented this by adopting the Minimum Federal Safety Standards and reporting requirements for pipeline facilities and transportation of gas prescribed by the U.S. Department of Transportation in Parts 191, 192 and 199, Title 49, Code of Federal Regulations.
         PGS is also subject to federal, state and local environmental laws and regulations pertaining to air and water quality, land use, noise and aesthetics, solid waste and other environmental matters.

COMPETITION

         PGS is not in direct competition with any other regulated distributors of natural gas for customers within its service areas. At the present time, the principal form of competition for residential and small commercial customers is from companies providing other sources of energy and energy services including fuel oil, electricity and in some cases propane. PGS has taken actions to retain and expand its commodity and transportation business, including managing costs and providing high quality service to customers. The NaturalChoice Transportation Service (NCTS) program that began in November 2000 is expected to improve the competitiveness of natural gas for commercial load.
         Competition is most prevalent in the large commercial and industrial markets. In recent years, these classes of customers have been targeted by competing companies seeking to sell alternate fuels or transport gas through other facilities, thereby bypassing PGS facilities. Many of these competitors are larger natural gas marketers with a national presence. The FPSC has allowed PGS to adjust rates to meet competition for customers who use more than 100,000 therms annually.

GAS SUPPLIES

         PGS purchases gas from various suppliers depending on the needs of its customers. The gas is delivered to the PGS distribution system through two interstate pipelines on which PGS has reserved firm transportation capacity for further delivery by PGS to its customers.
         Gas is delivered by Florida Gas Transmission Company (FGT) through more than 54 interconnections (gate stations) serving PGS' operating divisions. In addition, PGS' Jacksonville Division receives gas delivered by the South Georgia Natural Gas Company (South Georgia) pipeline through a gate station located northwest of Jacksonville.
         Companies with firm pipeline capacity receive priority in scheduling deliveries during times when the pipeline is operating at its maximum capacity. PGS presently holds sufficient firm capacity to permit it to meet the gas requirements of its system commodity customers, except during localized emergencies affecting the PGS distribution system and on abnormally cold days.
         Firm transportation rights on an interstate pipeline represent a right to use the amount of the capacity reserved for transportation of gas, on any given day. PGS pays reservation charges on the full amount of the reserved capacity whether or not it actually uses such capacity on any given day. When the capacity is actually used, PGS pays a volumetrically-based usage charge for the amount of the capacity actually used. The levels of the reservation and usage charges are regulated by FERC. PGS actively markets any excess capacity available on a day-to-day basis to partially offset costs, which are otherwise recovered through the Purchased Gas Adjustment Clause.
         PGS procures natural gas supplies using base load and swing supply contracts with various suppliers along with spot market purchases. Pricing generally takes the form of either a variable price based on published indices, or a fixed price for the contract term.
         Neither PGS nor any of the interconnected interstate pipelines have storage facilities in Florida. PGS occasionally faces situations when the demands of all of its customers for the delivery of gas cannot be met. In these instances, it is necessary that PGS interrupt or curtail deliveries to its interruptible customers. In general, the largest of PGS' industrial customers are in the categories that are first curtailed in such situations. PGS' tariff and transportation agreements with these customers give PGS the right to divert these customers' gas to other higher priority users during the period of curtailment or interruption. PGS pays these customers for such gas at the price they paid their suppliers, or at a published index price, and in either case pays the customer for charges incurred for interstate pipeline transportation to the PGS system.

FRANCHISES

         PGS holds franchise and other rights with approximately 90 municipalities throughout Florida. These include the cities of Jacksonville, Daytona Beach, Eustis, Fort Myers, Brooksville, Orlando, Tampa, St. Petersburg, Sarasota, Avon Park, Frostproof, Palm Beach Gardens, Pompano Beach, Fort Lauderdale, Hollywood, North Miami, Miami Beach, Miami, and Panama City. These franchises give PGS a right to occupy municipal rights-of-way within the franchise area. The franchises are irrevocable and are not subject to amendment without the consent of PGS, although in certain events, they are subject to forfeiture.
         Municipalities are prohibited from granting any franchise for a term exceeding 30 years. Several franchises contain purchase options with respect to the purchase of PGS' property located in the franchise area, if the franchise is not renewed.
         PGS' franchise agreements with the incorporated municipalities within its service area have various expiration dates ranging from September 2002 through April 2031; otherwise, based on judicial precedent, PGS is able to keep its facilities in place subject to reasonable rules and regulations imposed by the municipalities.
         In March 2000, the franchise agreement between the city of Lakeland
(City) and PGS expired. The City has initiated legal proceedings seeking a declaration of the city's rights to acquire the PGS facilities under the franchise. PGS has filed defenses and counter claims and several hearings have been held. While PGS believes it is best suited to serve the customers in the City, it cannot at this time predict the ultimate outcome of these proceedings. PGS is continuing to serve under substantially the same terms as contained in the franchise in the absence of other rules and regulations being adopted by the City. The Lakeland franchise contributed about $4.5 million of total revenue to PGS' results in 2001.
         Franchise fees payable by PGS, which totaled $8.9 million in 2001, are calculated using various formulas which are based principally on natural gas revenues. Franchise fees are collected from only those customers within each franchise area.
         Utility operations in areas outside of incorporated municipalities are conducted in each case under one or more permits to use state or county rights-of-way granted by the Florida Department of Transportation or the county commissioners of such counties. There is no law limiting the time for which such permits may be granted by counties. There are no fixed expiration dates and these rights are, therefore, considered perpetual.

ENVIRONMENTAL MATTERS

         PGS's operations are subject to federal, state and local statutes, rules and regulations relating to the discharge of materials into the environment and the protection of the environment generally that require monitoring, permitting and ongoing expenditures.
         Tampa Electric Company is one of several potentially responsible parties for certain superfund sites and, through its Peoples Gas System division, for certain superfund and former manufactured gas plant sites. While the joint and several liability associated with these sites presents the potential for significant response costs, Tampa Electric Company estimates its ultimate financial liability at approximately $22 million over the next 10 years. See the previous discussion in the Environmental Matters section of Tampa Electric - Electric Division on page 5.
         Expenditures. During the five years ended Dec. 31, 2001, PGS has not incurred any material capital additions to meet environmental requirements, nor are any anticipated for 2002 through 2006.

ITEM 2.  PROPERTIES.

         The company believes that the physical properties are adequate to carry on its business as currently conducted. The properties are generally subject to liens securing long-term debt.

ELECTRIC PROPERTIES

         At Dec. 31, 2001, Tampa Electric had five electric generating plants and four combustion turbine units in service with a total net winter generating capability of 3,899 megawatts, including Big Bend (1,825-MW capability from four coal units), Gannon (1,220-MW capability from six coal units), Hookers Point (90-MW capability from five oil units), Phillips (36-MW capability from two diesel units), Polk (315-MW capability from one integrated gasification combined cycle unit (IGCC) and four combustion turbine units located at the Big Bend, Polk and Gannon stations (357 MWs). Additionally, Tampa Electric has 56- MW of generating capability from various distributive generation units located at Hookers Point and the City of Tampa. The capability indicated represents the demonstrable dependable load carrying abilities of the generating units during winter peak periods as proven under actual operating conditions. Units at Hookers Point went into service from 1948 to 1955, at Gannon from 1957 to 1967, and at Big Bend from 1970 to 1985. The Polk IGCC unit began commercial operation in September 1996. In 1991, Tampa Electric purchased two power plants (Dinner Lake and Phillips) from the Sebring Utilities Commission (Sebring). Dinner Lake (11-MW capability from one natural gas unit) and Phillips were placed in service by Sebring in 1966 and 1983, respectively. In March 1994, Dinner Lake Station was placed on long-term reserve standby.
         Engineering for repowering Gannon Station began in 2000, (see Environmental Matters section on page 5), and the company anticipates that commercial operation for the first repowered unit will occur by May 1, 2003. The repowering of an additional unit is scheduled to be completed by May 1, 2004. When these units are repowered, the station will be renamed the Bayside Power Station. Total station capacity is expected to increase to about 1,800 megawatts.
         Tampa Electric owns 186 substations having an aggregate transformer capacity of 17,216,269 KVA. The transmission system consists of approximately 1,210 pole miles of high voltage transmission lines, and the distribution system consists of 6,987 pole miles of overhead lines and 3,030 trench miles of underground lines. As of Dec. 31, 2001, there were 583,942 meters in service. All of this property is located in Florida.
         All plants and important fixed assets are held in fee except that title to some of the properties is subject to easements, leases, contracts, covenants and similar encumbrances and minor defects, of a nature common to properties of the size and character of those of Tampa Electric.
         Tampa Electric has easements for rights-of-way adequate for the maintenance and operation of its electrical transmission and distribution lines that are not constructed upon public highways, roads and streets. It has the power of eminent domain under Florida law for the acquisition of any such rights-of-way for the operation of transmission and distribution lines. Transmission and distribution lines located in public ways are maintained under franchises or permits.
         Tampa Electric has a long-term lease for its office building in downtown Tampa which serves as headquarters for TECO Energy, Tampa Electric and numerous other TECO Energy subsidiaries.

GAS PROPERTIES

         PGS' distribution system extends throughout the areas it serves in Florida, and consists of approximately 13,400 miles of pipe, including approximately 9,000 miles of mains and over 4,400 miles of service lines. Mains and service lines are maintained under rights-of-way, franchises or permits.
         PGS' operating divisions are located in fourteen markets throughout Florida. While most of the operations, storage and administrative facilities are owned, a small number are leased.

ITEM 3.  LEGAL PROCEEDINGS.

         None

                                       PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

         All of the company's common stock is owned by TECO Energy, Inc. and therefore, there is no market for the stock.
         The company pays dividends substantially equal to its net income applicable to common stock to TECO Energy. Such dividends totaled $171.8 million in 2001 and $151.2 million for 2000. See Note C on page 30 for a description of restrictions on dividends on the company's common stock.

ITEM 7.  MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS.

The Management's Narrative Analysis of Results of Operations which follows contains forward-looking statements which are subject to the inherent uncertainties in predicting future results and conditions. Certain factors that could cause actual results to differ materially from those projected in these forward-looking statements include the following: general economic conditions, particularly those in Tampa Electric Company's service areas affecting energy sales; weather variations affecting energy sales and operating costs; potential competitive changes in the electric and gas industries, particularly in the area of retail competition; regulatory actions; commodity price changes affecting the competitive positions of both Tampa Electric and Peoples Gas System; and changes in and compliance with environmental regulations that may impose additional costs or curtail some activities. These factors are discussed more fully under "Investment Considerations" in TECO Energy Inc.'s Annual Report on Form 10-K for the year ended Dec. 31, 2001, and reference is made thereto.

CRITICAL ACCOUNTING POLICIES
----------------------------

         Management's Discussion and Analysis of Financial Condition & Results of Operations are based on Tampa Electric Company's consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities. These estimates and judgements are based on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
         The following critical accounting policies, among others discussed throughout the Management's Discussion and Analysis and the Notes to the Consolidated Financial Statements, affect the more significant judgments and estimates used in the preparation of Tampa Electric's consolidated financial statements.

REVENUE RECOGNITION

         Tampa Electric Company's retail business and the prices charged to customers are regulated by the Florida Public Service Commission (FPSC); Tampa Electric's wholesale business is regulated by the Federal Energy Regulatory Commission (FERC) (see the Utility Regulation section). As a result, the regulated utilities qualify for the application of Financial Accounting Standard
(FAS) 71, Accounting for the Effects of Certain Types of Regulation. This statement recognizes that the rate actions of a regulator can provide reasonable assurance of the existence of an asset and requires the capitalization of incurred costs that would otherwise be charged to expense where it is probable that future revenue will be provided to recover these costs. The impact of FAS 71 has been minimal in the experience of the regulated utilities, but when cost recovery is ordered over a period longer than a fiscal year, costs are recognized in the period that the regulatory agency recognizes them in accordance with FAS 71. The assumptions and judgments used by regulatory authorities continue to have an impact on the recovery of costs, the rate earned on invested capital and the timing and amount of assets to be recovered by rates.


DEFERRED INCOME TAXES
         Tampa Electric uses the liability method in the measurement of deferred income taxes. Under the liability method, the company estimates its current tax exposure and assesses the temporary differences resulting from differing treatment of items, such as depreciation, for financial statement and tax purposes. These differences are reported as deferred taxes measured at current rates in the consolidated financial statements. The company then assesses the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent recovery of some portion or all of the deferred tax asset is not believed to be likely, establishes a valuation allowance.

         At Dec. 31, 2001, Tampa Electric had deferred income tax assets of $136 million attributable primarily to property related items. The carrying value of the company's deferred income tax assets assumes that the company will be able to realize this asset as an offset to future income taxes payable. The company periodically reviews its deferred income tax assets and, to the extent it determines that recovery is not likely, increases its valuation reserve as a change to income.

IMPAIRMENT TESTING
         Tampa Electric periodically assess whether there has been a permanent impairment of its long- lived assets in accordance with FAS 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of, and beginning in 2002, with FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Long- lived assets are tested for impairment periodically using a non-discounted cash flow test. Tests are also performed when industry, regulatory or other significant changes cause a change in the projected level of income or cash flow to be earned from an asset.

         FAS 144 is discussed in the Accounting Standards section.

EARNINGS SUMMARY:
-----------------

         Net income for 2001 of $177.1 million increased almost than 7 percent from the prior year results of $166.3 million. This increase reflects good customer growth in the electric and gas divisions which were partially offset by higher operations, maintenance and depreciation expenses. In addition, allowance for funds used during construction (AFUDC is a non-cash credit to income with a corresponding charge to utility plant which represents the cost of borrowed funds and a reasonable return on the equity funds used for construction increased to $9.2 million compared with $2.3 million in 2000 at Tampa Electric, primarily from the Gannon to Bayside Units 1 and 2 repowering project.
         Net income for 2000 of $166.3 million increased 15 percent from the prior year results of $144.9 million and 5 percent from the prior year results of $158.6 million before certain charges described in the Non-Operating Items Affecting Net Income section on page and
15. The increase reflects the strong revenue growth in 2000 and the charges in 1999 described in the Non-Operating Items Affecting Net Income section.

Contributions by Operating Division

(millions)                                        2001         Change      2000           Change        1999
                                                ------         ------     -----           ------      ------
Net income
Tampa Electric                                  $154.0           6.6%    $144.5             4.1%        $138.8 (1)
Peoples Gas System                                23.1           6.0%      21.8            10.1%          19.8
                                                ------                   ------                         ------
                                                 177.1           6.5%     166.3             4.9%         158.6
Other Items Affecting Net Income                    --             --        --               --         (13.7) (2)
                                                ------                   ------                         ------
Total                                           $177.1           6.5%    $166.3            14.8%        $144.9
                                                ======                   ======                         ======

(1) Excludes the $13.7 million in charges described in the Non-Operating Items Affecting Net Income section on page 15.
(2) Reflects the $13.7 million in charges described in the Non-Operating Items Affecting Net Income section on page 15.

OPERATING RESULTS
-----------------

TAMPA ELECTRIC - ELECTRIC OPERATIONS
------------------------------------

TAMPA ELECTRIC RESULTS
----------------------
         Tampa Electric's net income increased almost 7 percent in 2001, reflecting good customer growth, slightly higher residential and commercial per-customer energy usage, and a favorable customer mix partially offset by higher operations, maintenance and depreciation expenses. In addition, AFUDC increased to $9.2 million compared with $2.3 million in 2000, primarily from the Gannon to Bayside Units 1 and 2 repowering project.
         Tampa Electric's net income increased 4 percent in 2000, reflecting good customer growth, higher per-customer energy usage, a favorable customer mix and more normal weather, partially offset by higher operations and maintenance expense. In July 2000, Tampa Electric placed its new 180-megawatt combustion turbine Polk Unit 2 in service.

Summary of Operating Results
(millions)                            2001       Change         2000         Change          1999
                                    ------       ------        -----         ------        ------
Revenues                           $1,412.7        4.4%      $1,353.8         12.8%       $1,199.8(1)
Operating expenses                  1,208.0        5.7%       1,142.8         13.7%        1,004.8
                                   --------                  --------                    ---------
Operating income                   $  204.7       -3.0%      $  211.0          8.2%       $  195.0
                                   ========                  ========                    =========
Net Income                         $  154.0        6.6%      $  144.5          4.1%       $  138.8
                                   ========                  ========                    =========

(1) Includes $11.9 million of deferred revenues. This amount is before the $7.9 million deferred revenue benefit recognized under the regulatory agreements in place at that time related to the charge for tax settlements, described in the Non- Operating Items Impacting Net Income section.

TAMPA ELECTRIC OPERATING REVENUES
         The economy in Tampa Electric's service area continued to grow in 2001, with increased employment from the local economy aided by corporate relocations and expansions. The Tampa metropolitan area's employment grew 2 percent in 2001, ranking it first for job growth among metropolitan areas in a study by the U.S. Department of Labor.
         The economy slowed somewhat in the second half of the year as the U.S. economic slowdown impacted the area. The unemployment rate rose to 4.0 percent in December 2001, from a low of 2.4 percent in December 2000, compared to 5.7 percent for the State of Florida and 5.8 percent for the nation. This trend was accelerated by a marked slowdown in tourism-related businesses following September 11th. The impact on Tampa Electric's sales was minimal because the areas served are not as sensitive to changes in the tourist industry as some other areas of the state.
         Retail megawatt sales rose 2 percent in 2001 primarily from increased residential and commercial sales from higher numbers of customers and slightly higher pre-customer usage. Combined residential and commercial customer growth was 2.8 percent with combined energy usage growing 2.9 percent.
         Sales to the low-margin industrial customers in the phosphate industry declined 10.9 percent due to temporary facility closures during the year and the permanent closure of one facility. The phosphate industry experienced its second year of a worldwide slowdown due to over capacity and reduced usage. Late in the year there was an increase in demand from these customers as demand for phosphate fertilizers increased overseas and some previously idled facilities were returned to service. According to phosphate industry sources, the market is expected to improve modestly in 2002 with stable domestic prices and increased fertilizer demand primarily in China. Revenues from phosphate sales represented slightly less than 3 percent of base revenues in 2001 and 2000. Non-phosphate industrial sales increased in 2001 and 2000, primarily reflecting continued economic growth in the area.
         Sales to other utilities for resale declined in 2001 primarily as a result of lower coal-fired generating unit availability due to higher planned maintenance outages.
         Tampa Electric's 2000 operating revenues increased 13 percent from 3 percent customer growth, more normal winter weather and increased per-customer energy usage. The customer mix continued to shift toward higher margin residential and commercial customers in 2000. In 2000, combined residential and commercial megawatt sales increased 5 percent from the addition of more than 16,000 new customers and a return to more normal weather.
         Based on expected growth reflecting continued population increases and business expansion, Tampa Electric expects retail energy sales growth of approximately 2.6 percent annually over the next five years, with combined energy sales growth in the residential and commercial sectors of more than 3 percent annually. Retail demand growth is expected to average 100 megawatts of capacity per year for the next five years.
         These growth projections assume continued local area economic growth even in the current national economic climate, normal weather and certain other factors. (See Investment Considerations section in TECO Energy's 2001 10-K.)

Megawatt-Hour Sales
(thousands)                                 2001          Change           2000          Change          1999
                                           ------         ------          ------         ------         ------
Residential                                 7,594           3.1%           7,369           5.8%          6,967
Commercial                                  5,685           2.6%           5,541           3.8%          5,336
Industrial                                  2,329          -2.6%           2,390           7.5%          2,224
Other                                       1,368           2.2%           1,338           4.7%          1,278
                                          -------                        -------                       -------
  Total retail                             16,976           2.0%          16,638           5.3%         15,805
Sales for resale                            1,499         -41.5%           2,564          18.7%          2,160
                                          -------                        -------                       -------
  Total energy sold                        18,475          -3.8%          19,202           6.9%         17,965
                                          =======                        =======                       =======

Retail customers (average)                  575.8           2.8%           560.1           3.0%          543.7
                                          =======                        =======                       =======

TAMPA ELECTRIC OPERATING EXPENSES
         Operating expenses increased 6 percent in 2001, reflecting higher fuel costs from higher coal prices, increased purchased power, costs due to lower unit availability, higher maintenance expenses associated with increased planned outages on coal-fired generating units, and higher depreciation from normal plant additions to serve increased numbers of customers.
         Operating expenses increased 14 percent in 2000 reflecting increased costs associated with the Big Bend Units 1 and 2 flue gas desulfurization system placed in service in December 1999, the expiration of the Department of Energy
(DOE) credits for Polk Unit 1 at the end of 1999, increased generating system maintenance to improve summer availability and costs associated with organizational streamlining. Costs associated with the flue gas desulfurization system are recovered through the Environmental Cost Recovery Clause (ECRC). (See the Utility Regulation section.)
         Non-fuel operations and maintenance expenses in 2002 are expected to increase at a rate slightly above inflation primarily due to increased costs associated with health care benefits.

Operating Expenses
(millions)                                     2001          Change       2000         Change            1999
                                              -----          ------      -----         ------           -----
Other operating expenses                   $  190.7            1.3%   $  188.3          15.1%      $  163.6
Maintenance                                    99.5            3.5%       96.1          10.3%          87.1
Depreciation                                  173.4            7.3%      161.6           9.5%         147.6
Taxes-federal and state income                 83.4            1.1%       82.5          19.7%          68.9
Taxes, other than income                      104.8            6.2%       98.7          -0.1%          98.8
                                           --------                   --------                     --------
  Operating expenses                          651.8            3.9%      627.2          10.8%         566.0
                                           --------                   --------                     --------

Fuel                                          346.5            7.1%      323.5           6.4%         304.0
Purchased power                               209.7            9.2%      192.1          42.5%         134.8
                                           --------                   --------                     --------
  Total fuel expense                          556.2            7.9%      515.6          17.5%         438.8
                                           --------                   --------                     --------
Total operating expenses                   $1,208.0            5.7%   $1,142.8          13.7%      $1,004.8
                                           ========                   ========                     ========

         Depreciation expense increased in both 2001 and 2000 reflecting normal plant additions to serve the growing customer base and maintain generating system reliability. In addition, Polk Unit 2, a 180-megawatt combustion turbine placed in service in mid-2000, accelerated depreciation associated with coal-related assets at the Gannon Station, and a flue gas desulfurization system added in 1999 to serve Big Bend Units 1 and 2 have all increased depreciation.
         Depreciation expense is projected to increase in 2002, as well as in the future, from normal plant additions, an additional combustion turbine at the Polk Power Station in 2002 and the first phase of the Gannon repowering project entering service in 2003. (See Environmental Compliance section.)
         Fuel costs increased 7 percent in 2001 reflecting primarily increased coal costs during the year. Coal prices increased early in the year, as did oil and natural gas. Coal prices have since dropped from the peak prices experienced in the first quarter but remain above 2000 levels. Average coal costs, on a cents-per-million Btu basis, increased 7 percent in 2001 after a slight decrease in 2000.
         Purchased power expense increased in 2001 due to lower unit availability, primarily the result of planned maintenance outages on base load generating units and unplanned outages during peak load periods. Purchased power expense increased in 2000 due to lower unit availability, primarily the result of a generator failure at Gannon Unit 6.
         Nearly all of Tampa Electric's generation in the last three years has been from coal, and the fuel mix is expected to continue to be substantially comprised of coal until 2003 when the first of two repowered units at Bayside is scheduled to begin operating on natural gas. See the Environmental Compliance section. On a total energy supply basis, company generation accounted for 84 percent, 92 percent and 83 percent of the total system energy requirements in 2001, 2000 and 1999, respectively.

PEOPLES GAS SYSTEM
------------------

PEOPLES GAS SYSTEM RESULTS
         Peoples Gas System (PGS) is the largest investor-owned gas distribution utility in Florida, with about 70 percent of the investor-owned local distribution company market. It serves more than 272,000 customers in all of the major metropolitan areas of Florida.
         PGS net income rose 6 percent in 2001 from 4 percent customer growth and increased gas transported for off-system sales. The high cost of gas earlier in 2001 had a negative impact on sales to larger interruptible and power generation customers, many of whom have the ability to switch to alternative fuels or to alter consumption patterns. In the second half of the year, the price differential between natural gas and alternative fuels once again favored natural gas, causing customers to return to natural gas as alternative fuels inventories were exhausted and contractual commitments expired.
         PGS achieved net income growth of 10 percent in 2000 from customer growth, increased gas transported for off-system sales to electric power generators and interruptible customers and colder weather late in the year.
         Historically the natural gas market in Florida has been under served with the lowest market penetration in the southeastern U.S. PGS is expanding its gas distribution system into areas of Florida not previously served and within areas currently served.

Summary of Operating Results
(millions)                                        2001          Change         2000         Change          1999
                                                 -----          ------        -----         ------         -----
Revenues                                       $ 352.9           12.2%      $ 314.5          24.9%       $ 251.7
Cost of gas sold                                 186.4           18.7%        157.0          45.8%         107.7
Operating expenses                               129.7            4.9%        123.7           9.0%         113.5
                                               -------                      -------                      -------
Operating income                               $  36.8            8.9%      $  33.8          10.8%       $  30.5
                                               =======                      =======                      =======
Net Income                                     $  23.1            6.0%      $  21.8          10.1%       $  19.8
                                               =======                      =======                      =======

Therms sold (millions) - by Customer Segment
  Residential                                     58.8            2.1%         57.6          10.6%          52.1
  Commercial                                     308.9            5.8%        292.1           6.8%         273.5
  Industrial                                     346.5           -7.4%        374.1          12.7%         331.9
  Power Generation                               403.5           -3.6%        418.6           3.3%         405.2
                                               -------                      -------                      -------
  Total                                        1,117.7           -2.2%      1,142.4           7.5%       1,062.7
                                               =======                      =======                      =======

Therms sold (millions) - By Sales Type
  System Supply                                  292.2           -8.9%        320.6           6.9%         300.0
  Transportation                                 825.5            0.4%        821.8           7.8%         762.7
                                               -------                      -------                      -------
  Total                                        1,117.7           -2.2%      1,142.4           7.5%       1,062.7
                                               =======                      =======                      =======

Customers (thousands) - average                  266.6            4.1%        256.2           3.9%         246.7
                                               =======                      =======                      =======

         Residential and commercial therm sales increased again in 2001 from more than 4 percent residential customer growth and increased per-customer usage. Commercial therm sales increased primarily from increased per-customer use.
         Residential therm sales increased in 2000, the result of 4 percent residential customer growth and cold weather late in the year. Commercial therm sales increased in 2000 reflecting good customer growth and a strong economy.
         The actual cost of gas and upstream transportation purchased and resold to end-use customers is recovered through a Purchased Gas Adjustment (PGA) clause approved by the Florida Public Service Commission. The company files for mid-period adjustments to the PGA in times of gas price volatility, as was experienced in 2000 and early 2001.
         In November 2000, PGS instituted its "NaturalChoice" program, which unbundles gas services for all non-residential customers, affording these customers the opportunity to purchase the commodity gas from any provider. The net result of this unbundling is a shift from commodity sales to transportation sales. Because commodity sales are included in operating revenues at the cost of the gas on a pass-through basis, there is no net financial impact to the company of transportation only sales. At year- end 2001, 8,000 customers had elected to take service under this program. Because PGS earns margins on the distribution of gas, but not on the commodity itself, this program is not expected to negatively impact PGS' results.
         Operation and maintenance expenses were essentially unchanged from 2000 levels, while depreciation expense increased 8 percent, in line with the increased capital expenditures that have been made over the past several years to expand the system. Operating expenses increased in 2000, in line with customer growth and system expansion.
         PGS expects to invest an average of $60 million for each of the next five years to grow the business and maintain system reliability. PGS expects increases in sales volumes and corresponding revenues in 2002, and continued customer additions and related revenues from the expansion efforts throughout the state.
         These growth projections assume continued local area economic growth, normal weather and other factors.

NON-OPERATING ITEMS
-------------------

NON-OPERATING ITEMS AFFECTING NET INCOME
----------------------------------------

1999 Items
         In 1999, Tampa Electric's results included charges totaling $18.3 million pretax ($13.7 million after tax) and consisted of the following:
         Tampa Electric recorded a charge of $10.5 million ($6.4 million after tax) based on FPSC audits of its 1997 and 1998 earnings, which among other things, limited its regulatory equity ratio to 58.7 percent, a decrease of 91 basis points and 224 basis points from 1997's and 1998's ratios, respectively.
         Tampa Electric also recorded a charge of $3.5 million after tax, representing management's estimate of additional expense to resolve the litigation filed by the United States Environmental Protection Agency.
         A net after-tax charge, after recovery under the then current regulatory agreement totaling $3.8 million, was also recognized reflecting corporate income tax provisions and settlements related to prior years' tax returns.

OTHER INCOME (EXPENSE)
----------------------

         Other income (expense) in 2001 increased to $4.1 million primarily as a result of higher interest income on its deferred recovery clause and lower deferred revenue adjustments and branding expenses than 2000 levels. Other income (expense) in 1999 included charges of $3.5 million to provide for Tampa Electric's expected costs of settling an EPA lawsuit and $10.0 million for a regulatory decision limiting the utility's regulatory equity ratio to 58.7 percent for 1997 and 1998.
         AFUDC was $6.6 million in 2001, $1.6 million in 2000, and $1.3 million in 1999. AFUDC is expected to increase to an estimated $20 million in 2002 and remain at that level in 2003, primarily reflecting Tampa Electric's growing investment in the Gannon to Bayside repowering.

INTEREST CHARGES
----------------

         Interest charges were $75.1 million in 2001 compared to $80.1 million in 2000 and $77.4 million in 1999. The slight decline in 2001 was primarily because of lower short-term debt rates while higher borrowing levels and higher interest rates resulted in much of the increase in 2000. Interest expense in 1999 included a $12.7 million charge for income tax settlements and provisions as discussed in the Non-Operating Items Affecting Net Income section.

ENVIRONMENTAL COMPLIANCE
-------------------------

         Tampa Electric Company is a party to consent decrees with the Environmental Protection Agency (EPA) and the U.S. Department of Justice, effective Oct. 5, 2000, and the Florida Department of Environmental Protection
(FDEP) effective December 7, 1999. Pursuant to these consent decrees, allegations of violations of New Source Review requirements of the Clear Air Act were resolved, provision was made for environmental controls and pollution reductions, and Tampa Electric is committed to a comprehensive program that will dramatically decrease emissions from the company's power plants.
          The emission reduction plan included specific detail with respect to the availability of the scrubbers and earlier incremental NOx reduction efforts on Big Bend Units 1, 2 and 3 and the repowering of the company's coal-fired Gannon Station to fire natural gas. Engineering for the repowering project began in January 2000, and Tampa Electric anticipates that commercial operation for the first repowered unit is expected by May 1, 2003. The repowering of the second unit is scheduled for completion by May 1, 2004. When these units are repowered, the station will be renamed the Bayside Power Station and will have total station capacity of about 1,800 megawatts (nominal) of natural gas-fueled electric generation.
         In November 2000, the FPSC approved recovery through the Environmental Cost Recovery Clause of costs incurred to improve the availability and removal efficiency for Tampa Electric's Big Bend 1, 2 and 3 scrubbers, to reduce particulate matter emissions, and to reduce NOx emissions. The approved cost recovery for these various environmental projects through customers' bills started in January 2001.
         Tampa Electric Company is one of several potentially responsible parties for certain superfund sites and, through its Peoples Gas System division, for certain superfund and former manufactured gas plant sites. While the joint and several liability associated with these sites presents the potential for significant response costs, Tampa Electric Company estimates its ultimate financial liability at approximately $22 million over the next 10 years. The environmental remediation costs associated with these sites have been recorded on the accompanying consolidated balance sheet and are not expected to have a significant impact on customer prices.

UTILITY REGULATION
------------------

RATE STABILIZATION STRATEGY
         Tampa Electric's objectives of stabilizing prices from 1996 through 1999 and securing fair earnings opportunities during this period were accomplished through a series of agreements entered into in 1996 with the Florida Office of Public Counsel (OPC) and the Florida Industrial Power Users Group (FIPUG), which were approved by the Florida Public Service Commission
(FPSC). Prior to these agreements, the FPSC approved a plan submitted by Tampa Electric to defer certain 1995 revenues.
         In general, under these agreements Tampa Electric was allowed to defer revenues in 1995 and 1996 during the construction of Polk Unit 1 and recognize these revenues in 1997 and 1998 after commercial operation of the unit. Other components of the agreements were a base rate freeze through 1999; refunds to customers totaling $50 million during the period October 1996 through December 1998, while Tampa Electric was allowed recovery of the capital costs incurred for the Polk Unit 1 Project.
         As part of its series of agreements with OPC and FIPUG, Tampa Electric agreed to refund 60 percent of 1999 revenues that contributed to an ROE in excess of 12 percent, as calculated and approved by the FPSC.
         In October 2000, the FPSC staff recommended a 1999 refund of $6.1 million including interest, to be refunded to customers beginning January 2001. OPC objected to certain interest expenses recognized in 1999 that were associated with prior tax positions and used to calculate the amount to be refunded. Following a review by the FPSC staff, the FPSC agreed in December 2000 that the original $6.1 million was to be refunded to customers. In February 2001, OPC protested the FPSC's refund decision. The protest claimed that the stipulations did not allow for the inclusion of the interest expenses on income tax positions in the refund calculations. The FPSC held hearings on the issue in August 2001 and upheld its decision that the original refund amount plus interest was appropriate under the agreements. In January 2002, the OPC filed a motion with the FPSC asking for reconsideration of its decision, alleging the FPSC relied on erroneous information. Tampa Electric will begin making refunds to customers when the decision can no longer be appealed.
         The regulatory arrangements described above covered periods that ended on Dec. 31, 1999. Tampa Electric's rates and its allowed ROE range of 10.75 percent to 12.75 percent with a midpoint of 11.75 percent will continue in effect until such time as changes are occasioned by an agreement approved by the FPSC or other FPSC actions as a result of rate or other proceedings initiated by Tampa Electric, FPSC staff or other interest parties. Tampa Electric expects to continue earning within its allowed ROE range.

COST RECOVERY CLAUSES
         In February 2001, Tampa Electric notified the FPSC that it anticipated that the fuel factors approved in December 2000 for 2001 were understated by approximately $86 million due to significantly higher natural gas and oil prices and, accordingly, purchased power costs. In March 2001, the FPSC approved Tampa Electric's request to increase rates to cover the $86 million beginning in April 2001 and ending in December 2002.
         In September 2001, Tampa Electric filed with the FPSC for approval of fuel and purchased power, capacity, environmental and conservation cost recovery clause rates for the period January 2002 through December 2002. In November, the FPSC approved Tampa Electric's requested changes. Accordingly, Tampa Electric's residential customer rate per 1,000- kilowatt hours increased by $6.18 to $93.34. These rates include projected costs associated with environmental projects required under the U.S. EPA Consent Decree and the FDEP Consent Final Judgment with Tampa Electric. They also include higher coal prices expected for 2002 and additional purchased power costs for 2001 and 2002, which reflect higher natural gas and oil prices and increases in the volumes of purchased power.
         In January 2001, PGS notified the FPSC that it anticipated that its purchase gas adjustment factors approved in December 2000 for 2001 were understated by approximately $63 million due to significantly higher natural gas prices. In February 2001, the FPSC approved PGS' request to increase rates to cover the $63 million under-recovery beginning in March 2001. In April 2001, and again in June, PGS lowered the purchased gas adjustment factor as gas prices declined from their winter time highs.

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

electric industry competition; environmental impacts of energy supply; energy conservation and fiscal impacts of energy supply options on taxpayers and energy providers. TECO Energy has been supportive of the process.
         The Study Commission submitted its final recommendation to Governor Bush in December 2001 which included, among other things elimination of barriers to entry for merchant power generators, an open competitive wholesale electric market, transfer of regulated generating assets to unregulated affiliates or sale to others, Florida electric system reliability and consumer protection. A proposal is expected to be forwarded to the legislature by the Governor for possible action as early as the 2002 legislative session. It is unclear at this time if this proposed legislation would pass.

REGIONAL TRANSMISSION ORGANIZATION (RTO)

         In December 1999, the Federal Energy Regulatory Commission (FERC) issued Order No. 2000, dealing with RTOs. This rule is driven by the FERC's continuing effort to effect open access to transmission facilities in large, regional markets. The rule provides guidelines to utilities for joining RTOs by December 2001. These guidelines specify minimum characteristics and functions.
         In anticipation of the FERC activity, the FPSC held workshops in 1999 to discuss transmission issues within peninsular Florida. Potentially affected parties and the FPSC agreed that a national one-size-fits-all approach is not appropriate. With the encouragement of the FPSC, Tampa Electric worked with utilities in the state and others to develop a peninsular Florida solution.
         The activities resulted in the peninsular Florida investor-owned utilities making joint RTO filings at FERC in October and December 2000. In the filing, Tampa Electric agreed with the other Florida investor-owned utilities to form an RTO to be known as GridFlorida LLC. GridFlorida would independently control the transmission assets of the filing utilities, as well as other utilities in the region that choose to join. The RTO will be an independent, investor-owned organization that will have control of the planning and operations of the bulk power transmission systems of the utilities within peninsular Florida. In addition, GridFlorida was proposed to be a transmission company (or transco) that would own transmission assets. Tampa Electric planned to contribute its transmission assets to GridFlorida in exchange for a passive interest. The three filing utilities represent almost 80 percent of the aggregate net energy load in the region for the year 2000.
         In March 2001, FERC conditionally approved GridFlorida, which led to a May 2001 compliance filing by the three filing utilities at FERC addressing the changes FERC required in their approval before GridFlorida could move ahead. FERC has not yet acted on this latest filing.
         In May 2001, the FPSC questioned the prudence of the three filing utilities joining GridFlorida as conditionally approved by FERC. Upon the request of the three utilities, the FPSC granted the opening of an accelerated docket regarding the prudence of GridFlorida. Hearings were held in October 2001, and the FPSC was not satisfied with the transmission-owning features of the GridFlorida filing nor with the proposal that any of the filing utilities transfer ownership of their assets to GridFlorida. Accordingly, the FPSC ordered the companies to develop a new RTO model which was filed at the FPSC in late March 2002 that addresses its concerns. Tampa Electric plans to comply with the FPSC order while continuing to take an active role in monitoring and influencing the development of possible RTOs in the southeast region.

UTILITY COMPETITION: GAS
         Although Peoples Gas System is not in direct competition with any other regulated distributors of natural gas for customers within its service areas, there are other forms of competition. At the present time, the principal form of competition for residential and small commercial customers is from companies providing other sources of energy, including electricity.
         In November 2000, PGS implemented its "NaturalChoice" program that offers unbundled transportation service to all non-residential customers. This means that non-residential customers can purchase commodity gas from a third party but continue to pay PGS for the transportation of the gas.
         Competition is most prevalent in the large commercial and industrial markets. In recent years, these classes of customers have been targeted by companies seeking to sell gas directly, by transporting gas through other facilities, thereby bypassing PGS facilities. In response to this competition, various programs have been developed, including the provision of transportation services at discounted rates.
         In general, PGS faces competition from other energy source suppliers offering fuel oil, electricity and in some cases propane. PGS has taken actions to retain and expand its commodity and transportation business, including managing costs and providing high-quality service to customers.
         In March 2000, the franchise agreement between the city of Lakeland
(City) and PGS expired. The city has initiated legal proceedings seeking a declaration of the City's rights to acquire the PGS facilities under the franchise. PGS has filed defenses and counterclaims and after a series of hearings the core issues of the case relating to the City's rights to purchase the system have still not been heard. Due to further motions and the potential for appeals, resolution through the courts is not expected for many months. While PGS believes it is best suited to serve these customers, it cannot at this time predict the ultimate outcome of these proceedings.
         PGS is continuing to serve under substantially the same terms as contained in the franchise in the absence of other rules and regulations being adopted by the City. The Lakeland franchise contributed about $4.5 million of net revenue to PGS results in 2001.

FINANCING ACTIVITY:
-------------------

         In June 2001, Tampa Electric issued $250 million principal amount of 6.875% notes due on June 15, 2012. The notes are redeemable at the option of Tampa Electric, in whole or in part, from time to time, at a redemption price equal to the greater of 100% of the principal amount of the notes then outstanding to be redeemed or the sum of the present value of the remaining scheduled payments of principal and interest on the notes then outstanding to be redeemed, discounted at an adjusted treasury rate plus 25 basis points to the redemption date. Net proceeds of $248.9 million were used to repay short-term debt and for general corporate purposes.
         In August 2000, Tampa Electric Company issued $150 million of remarketed notes, due 2015. The notes, which bear an initial coupon rate of 7.37% are subject to mandatory tender on Sept. 1, 2002, at which time they will be remarketed or redeemed. Net proceeds were $154.2 million, which included a premium paid to Tampa Electric by the remarketing agent for the right to purchase and remarket the notes in 2002. If this right is exercised, for the following 10 years the notes will bear interest at 5.75% plus a premium based on Tampa Electric Company's then-current credit spread above United States Treasury Notes with 10 years to maturity.

ACCOUNTING STANDARDS
--------------------

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING
         Effective Jan. 1, 2001, the company adopted Financial Accounting Standard (FAS) 133, Accounting for Derivative Instruments and hedging. The new standard requires the company to recognize derivatives as either assets or liabilities in the financial statements, to measure those instruments at fair value, and to reflect the changes in fair value of those instruments as either components of comprehensive income or in net income depending on the types of those instruments. At adoption, the company did not have any derivatives in place requiring FAS 133 treatment. Derivative and hedging activity in 2001 was insignificant.

BUSINESS COMBINATIONS, GOODWILL AND OTHER INTANGIBLE ASSETS
         On June 30, 2001, the Financial Accounting Standards Board finalized FAS 141, Business Combinations, and FAS 142, Goodwill and Other Intangible Assets. FAS 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting. With the adoption of FAS 142 effective Jan.1, 2002, goodwill is no longer subject to amortization. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. Under the new rules, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. These intangible assets will be required to be amortized over their useful lives. At Dec. 31, 2001, the company had no goodwill.

ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS
         In July 2001, the Financial Accounting Standards Board finalized FAS 143, Accounting for Asset Retirement Obligations, which requires the recognition of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is adjusted to its present value and the related capitalized charge is depreciated over the useful life of the asset. FAS 143 is effective for fiscal years beginning after June 15, 2002. The company is reviewing the impact that FAS 143 will have on its results.

ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS
         In August 2001, the Financial Accounting Standards Board issued FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. FAS 144 addresses accounting and reporting for the impairment or disposal of long-lived assets, including the disposal of a segment of a business, and supersedes FAS 121, Accounting for the Impairment of Long-Lived Assets and Long- Lived Assets to be Disposed of. FAS 144 is effective for fiscal years beginning after December 15, 2001. The company periodically assesses whether there has been a permanent impairment of its long-lived assets and certain intangibles held and used by the company in accordance with FAS 121, and beginning in 2002 with FAS
144. The company does not anticipate that the adoption of FAS 144 will have a significant impact on its financial statements.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk
------------------
         Tampa Electric Company is exposed to changes in interest rates primarily as a result of its borrowing activities.
         From time to time, Tampa Electric Company enters into futures, swaps and option contracts to moderate exposure to interest rate changes.
         A hypothetical 10 percent increase in Tampa Electric Company's weighted average interest rate on its variable rate debt would not have a significant impact on Tampa Electric Company's pretax earnings over the next fiscal year.
         A hypothetical 10 percent decrease in interest rates would not have a significant impact on the estimated fair value of Tampa Electric Company's long-term debt at Dec. 31, 2001.

Commodity Price Risk
---------------------
         Currently, at Tampa Electric and Peoples Gas System, commodity price increases due to changes in market conditions for fuel, purchased power and natural gas are recovered through cost recovery clauses, with no effect on earnings.
         From time to time, Tampa Electric Company enters into futures, swaps and options contracts to limit exposure to gas price increases at the regulated natural gas utility. Derivative and hedging activity in 2001 was insignificant.
         Tampa Electric Company does not currently use derivatives or other financial products for speculative purposes.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                                                       Page
                                                                                                                        No.

Report of Independent Certified Public Accountants                                                                       21

Consolidated Balance Sheets, Dec. 31, 2001 and 2000                                                                      22

Consolidated Statements of Income for the years ended Dec. 31, 2001, 2000 and 1999                                       23

Consolidated Statements of Cash Flows for the years ended Dec. 31, 2001, 2000 and 1999                                   24

Consolidated Statements of Retained Earnings for the years ended Dec. 31, 2001, 2000 and 1999                            25

Consolidated Statements of Capitalization, Dec. 31, 2001 and 2000                                                     25-27

Notes to Consolidated Financial Statements                                                                            28-36

Financial Statement Schedule II - Valuation and Qualifying Accounts for the years
      ended Dec. 31, 2001, 2000 and 1999                                                                                 38

         All other financial statement schedules have been omitted since they are not required, are inapplicable or the required information is presented in the financial statements or notes thereto.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholder of Tampa Electric Company

         In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Tampa Electric Company and its subsidiaries, (a wholly owned subsidiary of TECO Energy, Inc.) at Dec. 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended Dec. 31, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Tampa, Florida
Jan. 11, 2002

                                 CONSOLIDATED BALANCE SHEETS
                                         (millions)
                                           Assets

Dec. 31,                                                                    2001              2000
                                                                        ---------        ----------
Property, Plant and Equipment, At Original Cost
Utility plant in service
         Electric                                                       $4,112.3          $4,054.1
         Gas                                                               699.4             632.1
Construction work in progress                                              404.4             150.1
                                                                        --------          --------
                                                                         5,216.1           4,836.3
Accumulated depreciation                                                (2,014.8)         (1,931.3)
                                                                        --------          --------
                                                                         3,201.3           2,905.0
Other property                                                               8.2               8.3
                                                                        --------          --------
                                                                         3,209.5           2,913.3
                                                                        --------          --------
Current Assets
Cash and cash equivalents                                                   15.4                .7
Receivables, less allowance for uncollectibles                             156.3             180.4
Inventories, at average cost
 Fuel                                                                       69.0              56.8
 Materials and supplies                                                     51.0              52.4
Prepayments                                                                 12.5               3.3
                                                                        --------         --------
                                                                           304.2             293.6
                                                                        --------          --------
Deferred Debits
Unamortized debt expense                                                    13.6              13.2
Deferred income taxes                                                      136.2             124.3
Regulatory asset                                                            63.6              62.3
Other                                                                      152.1             143.1
                                                                        --------          --------
                                                                           365.5             342.9
                                                                        --------          --------
                                                                        $3,879.2          $3,549.8
                                                                        ========          ========

                                        Liabilities and Capital
Capital
Common stock                                                            $1,318.1          $1,148.1
Retained earnings                                                          304.3             299.0
                                                                        --------          --------
                                                                         1,622.4           1,447.1
Long-term debt, less amount due within one year                            880.9             789.3
                                                                        --------          --------
                                                                         2,503.3           2,236.4
                                                                        --------          --------
Current Liabilities
Long-term debt due within one year                                         156.1              55.2
Notes payable                                                              249.0             231.2
Accounts payable                                                           135.8             188.0
Customer deposits                                                           86.3              82.4
Interest accrued                                                            16.1              34.2
Taxes accrued                                                               57.3              71.6
                                                                        --------          --------
                                                                           700.6             662.6
                                                                        --------          --------
Deferred Credits
Deferred income taxes                                                      441.6             424.5
Investment tax credits                                                      31.6              36.1
Regulatory liability                                                        65.3              72.4
Other                                                                      136.8             117.8
                                                                        --------          --------
                                                                           675.3             650.8
                                                                        --------          --------
                                                                        $3,879.2          $3,549.8
                                                                        ========          ========

The accompanying notes are an integral part of the consolidated financial statements.

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (millions)

Year ended Dec. 31,                                           2001            2000              1999
                                                          ---------       ---------         ---------
Operating Revenues
Electric                                                  $1,411.8        $1,352.9          $1,207.1
Gas                                                          352.9           314.5             251.7
                                                          --------       ---------         ---------
                                                           1,764.7         1,667.4           1,458.8
                                                          --------       ---------         ---------
Operating Expenses
Operation
         Fuel                                                346.5           323.3             304.0
         Purchased power                                     209.7           192.1             134.8
         Natural gas sold                                    186.4           157.0             107.7
         Other                                               249.1           246.3             217.2
Maintenance                                                  103.2            99.9              90.4
Depreciation                                                 201.3           187.4             170.7
Taxes-Federal and state income                                97.7            95.8              81.7
Taxes-Other than income                                      129.3           120.8             118.9
                                                          --------       ---------         ---------
                                                           1,523.2         1,422.6           1,225.4
                                                          --------       ---------         ---------
Operating Income                                             241.5           244.8             233.4
                                                          --------       ---------         ---------

Other Income (Expense)
Allowance for other funds used during construction             6.6             1.6               1.3
Other income (expense), net                                    4.1              --             (12.4)
                                                          --------       ---------         ---------
                                                              10.7             1.6             (11.1)
                                                          --------       ---------         ---------
Income before interest charges                               252.2           246.4             222.3
                                                          --------       ---------         ---------

Interest Charges
Interest on long-term debt                                    62.5            52.4              51.5
Other interest                                                15.2            28.4              26.4
Allowance for borrowed funds used during construction         (2.6)           (0.7)             (0.5)
                                                          --------       ---------         ---------
                                                              75.1            80.1              77.4
                                                          --------       ---------         ---------
Net Income                                                $  177.1       $   166.3         $   144.9
                                                          ========       =========         =========

The accompanying notes are an integral part of the consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (millions)


Year ended Dec. 31,                                                 2001                 2000                1999
                                                                --------             --------            --------
Cash Flows from Operating Activities
 Net income                                                     $  177.1             $  166.3            $  144.9
 Adjustments to reconcile net income to net cash
  Depreciation                                                     201.3                187.4               170.7
  Deferred income taxes                                             (1.9)               (39.4)              (15.7)
  Investment tax credits, net                                       (4.5)                (4.4)               (4.6)
  Allowance for funds used during construction                      (9.2)                (2.3)               (1.8)
  Deferred clause revenues (expenses)                              (19.0)               (68.7)              (38.2)
  Deferred revenue                                                    --                   --                11.9
  Refund to customers                                                 --                (13.2)                 --
  Other Items Affecting Net Income (See Note I)                       --                   --                18.3
  Receivables, less allowance for uncollectibles                    24.1                (33.3)               (4.3)
  Inventories                                                      (10.8)                13.0                10.6
  Taxes accrued                                                    (14.3)                40.7                22.2
  Interest accrued                                                 (18.1)                21.3                (8.2)
  Accounts payable                                                 (52.4)                24.3               (39.3)
  Other                                                             20.9                 45.7                 8.2
                                                                --------             --------            --------
                                                                   293.2                337.4               274.7
                                                                --------             --------            --------
Cash Flows from Investing Activities
Capital expenditures                                              (499.3)              (349.3)             (306.4)
Allowance for funds used during construction                         9.2                  2.3                 1.8
                                                                --------             --------            --------
                                                                  (490.1)              (347.0)             (304.6)
                                                                --------             --------            --------
Cash Flows from Financing Activities
Proceeds from contributed capital from parent                      170.0                105.0                17.0
Proceeds from long-term debt                                       250.0                154.5                  --
Repayment of long-term debt                                        (54.4)               (84.1)               (3.8)
Net increase (decrease) in short-term debt                          17.8                (40.0)              191.5
Dividends                                                         (171.8)              (151.2)             (149.5)
                                                                --------             --------            --------
                                                                   211.6                (15.8)               55.2
                                                                --------             --------            --------
Net decrease in cash and cash equivalents                           14.7                (25.4)               25.3
Cash and cash equivalents at beginning of year                       0.7                 26.1                  .8
                                                                --------             --------            --------
Cash and cash equivalents at end of year                        $   15.4             $     .7            $   26.1
                                                                ========             ========            ========

Supplemental Disclosure of Cash Flow Information

  Cash paid during the year for:
         Interest                                               $   85.3             $   66.7            $   62.5
         Income taxes                                           $  119.9             $   98.4            $   79.9

The accompanying notes are an integral part of the consolidated financial statements.

                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                   (millions)

Year ended Dec. 31,                                                 2001               2000                 1999
                                                                 -------            -------              -------
Balance, Beginning of Year                                        $299.0             $283.9               $288.5
Add-Net income                                                     177.1              166.3                144.9
                                                                 -------            -------              -------
                                                                   476.1              450.2                433.4
                                                                 -------            -------              -------
Deduct-
Cash dividends on capital stock
   Common                                                          171.8              151.2                149.5
                                                                 -------            -------              -------
                                                                   171.8              151.2                149.5
                                                                 -------            -------              -------
Balance, End of Year                                              $304.3             $299.0               $283.9
                                                                 =======            =======              =======

The accompanying notes are an integral part of the consolidated financial statements.

                    CONSOLIDATED STATEMENTS OF CAPITALIZATION

                                                                        Capital Stock
                                                                          Outstanding                    Cash Dividends
                                                                         Dec. 31, 2001                     Paid in 2001(1)
                                                                      ---------------------               -----------------
                                               Current
($ millions)                                Redemption                                               Per
                                                 Price          Shares         Amount(2)           Share     Amount(2)
                                              -----------       ------         ------              -----     ------
Common stock-Without par value
25 million shares authorized                       N/A              10         $1,318.1             N/A       $171.8
                                                                               ========                       ======
Preferred Stock-$100 Par Value
1.5 million shares authorized, none outstanding.
Preferred Stock - no Par
2.5 million shares authorized, none outstanding.
Preference Stock - no Par
2.5 million shares authorized, none outstanding.

-----------------
(1)      Quarterly dividends paid on Feb. 15, May 15, Aug. 15 and Nov. 15.
(2)      Millions.

Long-Term Debt Outstanding at Dec. 31,                                       Due            2001              2000
                                                                             ---            ----              ----
Tampa Electric
First mortgage bonds (issuable in series):
 7.75%                                                                      2022        $   75.0          $   75.0
 6.125%                                                                     2003            75.0              75.0
Installment contracts payable(2):
 5.75%                                                                      2007            22.5              22.9
 7.875% Refunding bonds(3)                                                  2021            25.0              25.0
 8% Refunding bonds(3)                                                      2022           100.0             100.0
 6.25% Refunding bonds(4)                                                   2034            86.0              86.0
 5.85%                                                                      2030            75.0              75.0
 Variable rate: 1.45% for 2001 and 3.77% for 2000(1)                        2025            51.6              51.6
 Variable rate: 1.47% for 2001 and 3.90% for 2000(1)                        2018            54.2              54.2
 Variable rate: 1.52% for 2001 and 3.96% for 2000(1)                        2020            20.0              20.0
Medium-term notes payable: 5.11% (1)                                        2001              --              38.0
Medium-term notes payable: 5.86% (1)(6)                                     2002           100.0             100.0
Medium-term notes payable: 6.875% (5)                                       2012           210.0                --
                                                                                        --------          --------
                                                                                           894.3             722.7
                                                                                        --------          --------

Peoples Gas System
Senior Notes (7)
 10.35%                                                                     2007             5.0               5.6
 10.33%                                                                     2008             6.4               7.2
 10.3%                                                                      2009             7.8               8.4
 9.93%                                                                      2010             8.0               8.6
 8.0%                                                                       2012            27.5              29.0
Medium-term notes payable: 5.11% (1)                                        2001              --              12.0
Medium-term notes payable: 5.86% (1)(6)                                     2002            50.0              50.0
Medium-term notes payable: 6.875% (5)                                       2012            40.0                --
                                                                                        --------          --------
                                                                                           144.7             120.8
                                                                                        --------          --------
                                                                                         1,039.0             843.5
Unamortized debt premium (discount), net                                                    (2.0)              1.0
                                                                                        --------          --------
                                                                                         1,037.0             844.5
Less amount due within one year(8)                                                         156.1              55.2
                                                                                        --------          --------
Total long-term debt                                                                    $  880.9          $  789.3
                                                                                        ========          ========

(1)        Composite year-end interest rate.
(2)        Tax-exempt securities.
(3) Proceeds of these bonds were used to refund bonds with interest rates of 11.625% - 12.625%. For accounting purposes, interest expense has been recorded using blended rates of 8.28% - 8.66% on the original and refunding bonds, consistent with regulatory treatment.
(4) Proceeds of these bonds were used to refund bonds with an interest rate of 9.9% in February 1995. For accounting purposes, interest expense has been recorded using a blended rate of 6.52% on the original and refunding bonds, consistent with regulatory treatment.
(5) These notes are subject to redemption in whole or in part, at any time, at the option of the company.
(6) These notes are subject to mandatory tender on Sept. 1, 2002, at which time they will be redeemed or remarketed.
(7) These long-term debt agreements contain various restrictive covenants, including provisions related to interest coverage, maximum levels of debt to total capitalization and limitations on dividends.
(8) Of the amount due in 2002, $0.8 million may be satisfied by the substitution of property in lieu of cash payments.

         Substantially all of the property, plant and equipment of the company is pledged as collateral. Maturities and annual sinking fund requirements of long-term debt for the years 2003, 2004, 2005 and 2006 are $81.5 million, $6.5 million, $6.7 million and $7.2 million, respectively. Of these amounts $.8 million per year for 2002 through 2005 may be satisfied by the substitution of property in lieu of cash payments.
         At Dec. 31, 2001, total long-term debt had a carrying amount of $880.9 million and an estimated fair market value of $957.8 million. The estimated fair market value of long-term debt was based on quoted market prices for the same or similar issues, on the current rates offered for debt of the same remaining maturities, or for long-term debt issues with variable rates that approximate market rates, at carrying amounts. The carrying amount of long-term debt due within one year approximated fair market value because of the short maturity of these instruments.

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

REVENUES AND FUEL COSTS
         Revenues include amounts resulting from cost recovery clauses that provide for monthly billing charges to reflect increases or decreases in fuel, purchased power, conservation and environmental costs for Tampa Electric and purchased gas, interstate pipeline capacity and conservation costs for Peoples Gas System. These adjustment factors are based on costs incurred and projected for a specific recovery period. Any over-recovery or under-recovery of costs plus an interest factor are taken into account in the process of setting adjustment factors for subsequent recovery periods. Over-recoveries of costs are recorded as deferred credits, and under-recoveries of costs are recorded as deferred charges.
         In 1994, Tampa Electric bought out a long-term coal supply contract, which would have expired in 2004, for a lump sum payment of $25.5 million. In February 1995, the FPSC authorized the recovery of the $25.5 million buy-out amount plus carrying costs through the Fuel and Purchased Power Cost Recovery Clause over the 10-year period beginning April 1, 1995. In each of the years 2001, 2000 and 1999, $2.7 million of buy-out costs were amortized to expense.
         Certain other costs incurred by the regulated utilities are allowed to be recovered from customers through prices approved in the regulatory process. These costs are recognized as the associated revenues are billed.
         The regulated utilities accrue base revenues for services rendered but unbilled to provide a closer matching of revenues and expenses.
         Tampa Electric's objectives of stabilizing prices from 1996 through 1999 and securing fair earnings opportunities during this period were accomplished through a series of agreements entered into in 1996 with the Florida Office of Public Counsel (OPC) and the Florida Industrial Power Users Group (FIPUG), which were approved by the FPSC. Prior to these agreements, the FPSC approved a plan submitted by Tampa Electric to defer certain 1995 revenues.
         In general, under these agreements Tampa Electric was allowed to defer revenues in 1995 and 1996 during the construction of Polk Unit 1 and recognize these revenues in 1997 and 1998 after commercial operation of the unit. Other components of the agreements were: a base rate freeze through 1999 and refunds to customers totaling $50 million during the period October 1996 through December 1998 while Tampa Electric was allowed recovery of the capital costs incurred for the Polk Unit 1 project.
         As part of its series of agreements with OPC and FIPUG, Tampa Electric agreed to refund 60 percent of 1999 revenues that contributed to an ROE in excess of 12 percent, as calculated and approved by the FPSC.
         In October 2000, the FPSC staff recommended that Tampa Electric's 1999 refund be $6.1 million including interest, to be refunded to customers beginning January 2001. OPC objected to certain Tampa Electric interest expenses recognized in 1999 that were associated with prior tax positions and used to calculate the amount to be refunded. Following a review by the FPSC staff, the FPSC agreed in December 2000 that the original $6.1 million was to be refunded to customers. On Feb. 7, 2001, OPC protested the FPSC's decision. The protest claimed that the stipulations did not allow for the inclusion of the interest expenses on income tax positions in the refund calculations. The FPSC held hearings on the issue in August 2001 and upheld its decision that the original refund amount plus interest was appropriate under the agreements. In January 2002, the OPC filed a motion with the FPSC asking for reconsideration of their decision alleging the FPSC relied on erroneous information. Tampa Electric will begin making refunds to customers when the decision can no longer be appealed.
         The regulatory arrangements described above covered periods that ended on Dec. 31, 1999. Tampa Electric's rates and its allowed ROE range of 10.75 percent to 12.75 percent with a midpoint of 11.75 percent will continue in effect until such time as changes are occasioned by an agreement approved by FPSC or other FPSC actions as a result of rate or other proceedings initiated by Tampa Electric, FPSC staff or other interested parties. Tampa Electric expects to continue earning within its allowed ROE.

DEPRECIATION
         The company provides for depreciation primarily by the straight-line method at annual rates that amortize the original cost, less net salvage, of depreciable property over its estimated service life. The provision for utility plant in service, expressed as a percentage of the original cost of depreciable property, was 4.2% for 2001, 4.1% for 2000 and 4.0% for 1999.
         The original cost of utility plant retired or otherwise disposed of and the cost of removal less salvage are charged to accumulated depreciation.

ASSET IMPAIRMENT
         In August 2001, the Financial Accounting Standards Board issued FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. FAS 144 addresses accounting and reporting for the impairment or disposal of long-lived assets, including the disposal of a segment of a business, and supersedes FAS 121, Accounting for the Impairment of Long-Lived Assets and Long- Lived Assets to be Disposed of. FAS 144 is effective for fiscal years beginning after Dec. 15, 2001.
         The company periodically assesses whether there has been a permanent impairment of its long-lived assets and certain intangibles held and used by the company, in accordance with FAS 121, and beginning in 2002 with FAS 144. The company does not anticipate that the adoption of FAS 144 will have a significant impact on its financial statements.

REPORTING COMPREHENSIVE INCOME
         In 1999, the company adopted FAS 130, Reporting Comprehensive Income. This standard requires that comprehensive income, which includes net income as well as certain changes in assets and liabilities recorded in common equity, be reported in the financial statements. The company has reported accumulated other comprehensive income in its Consolidated Statements of Common Equity. There were no components of comprehensive income other than net income for the years ended 2001 snd 2000.

ACCOUNTING FOR ASSET RETIREMENT OBLIGATION
         In July 2001, the Financial Accounting Standards Board finalized FAS 143, Accounting for Asset Retirement Obligations, which requires the recognition of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is adjusted to its present value and the related capitalized charge is depreciated over the useful live of the asset. FAS 143 is effective for fiscal years beginning after June 15, 2002. The company is reviewing the impact that FAS 143 will have on its results.

DEFERRED INCOME TAXES
         The company utilizes the liability method in the measurement of deferred income taxes. Under the liability method, the temporary differences between the financial statement and tax bases of assets and liabilities are reported as deferred taxes measured at current tax rates. Tampa Electric and PGS are regulated, and their books and records reflect approved regulatory treatment, including certain adjustments to accumulated deferred income taxes and the establishment of a corresponding regulatory tax liability reflecting the amount payable to customers through future rates.

INVESTMENT TAX CREDITS
         Investment tax credits have been recorded as deferred credits and are being amortized to income tax expense over the service lives of the related property.

OTHER DEFERRED CREDITS
         Other deferred credits primarily include the accrued postretirement benefit liability and the pension liability.

ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION (AFUDC)
         AFUDC is a non-cash credit to income with a corresponding charge to utility plant, which represents the cost of borrowed funds and a reasonable return on other funds used for construction. The rate used to calculate AFUDC is revised periodically to reflect significant changes in Tampa Electric's cost of capital. The rate was 7.79% for 2001, 2000 and 1999. Total AFUDC for 2001, 2000 and 1999 was $9.2 million, $2.3 million and $1.8 million, respectively. The base on which AFUDC is calculated excludes construction work in progress, which has been included in rate base.

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING
         Effective Jan. 1, 2001, the company adopted Financial Accounting Standard (FAS) 133, Accounting for Derivative Instruments and Hedging. The new standard requires the company to recognize derivatives as either assets or liabilities in the financial statements, to measure those instruments at fair value, and to reflect the changes in fair value of those instruments as either components of comprehensive income or in net income depending on the types of those instruments. At adoption, the company did not have any derivatives in place requiring FAS 133 treatment. Derivative and hedging activity in 2001 was insignificant.

B.       COMMON STOCK

The company is a wholly owned subsidiary of TECO Energy, Inc.

                                                         Common Stock              Issue
                                                      ------------------
($ millions)                                         Shares       Amount          Expense         Total
                                                     ------      -------          -------         -----

Balance Dec. 31, 1998                                  10       $1,026.8          $(0.7)       $1,026.1
 Contributed capital from parent                        -           17.0             --            17.0
                                                       --       --------          ------       --------
Balance Dec. 31, 1999                                  10        1,043.8           (0.7)        1,043.1
 Contributed capital from parent                        -          105.0             --           105.0
                                                       --       --------          ------       --------
Balance Dec. 31, 2000                                  10        1,148.8           (0.7)        1,148.1
                                                       --       --------          ------       --------
 Contributed capital from parent                        -          170.0             --           170.0
                                                       --       --------          ------       --------
Balance Dec. 31, 2001                                  10       $1,318.8          $(0.7)       $1,318.1
                                                       ==       ========          ======       ========

C.       RETAINED EARNINGS

         Tampa Electric's first mortgage bonds and certain of PGS' long-term debt issues contain provisions that limit the dividend payment on the company's common stock. At Dec. 31, 2001, substantially all of the company's retained earnings were available for dividends on its common stock.

D.       PENSION BENEFITS

         Tampa Electric is a participant in the comprehensive retirement plans of TECO Energy, including a non-contributory defined benefit retirement plan which covers substantially all employees. Benefits are based on employees' age, years of service and final average earnings. Effective April 1, 2000, the plan was amended to provide for benefits to be earned and payable substantially on a lump sum basis through an age and service credit schedule for eligible participants leaving the company on or after July 1, 2001. Other significant provisions of the plan, such as eligibility, definitions of credited service, final average earnings, etc., were largely unchanged. This amendment resulted in decreased pension expense of approximately $0.8 million and $2.0 million in 2001 and 2000, respectively, and a reduction of benefit obligation of $6.2 million and $14.4 million at Sept. 30, 2001 and 2000, respectively.
         TECO Energy's policy is to fund the plan within the guidelines set by ERISA for the minimum annual contribution and the maximum allowable as a tax deduction by the IRS. About 60 percent of plan assets were invested in common stocks and 40 percent in fixed income investments at Sept. 30, 2001.
         Amounts shown also include the unfunded obligations for the supplemental executive retirement plan, non-qualified, non- contributory defined benefit retirement plans available to certain senior management. TECO Energy reported $0.3 million and $2 million of comprehensive income in 2001 and 2000, respectively, and $5.5 million of comprehensive loss in 1999 related to adjustments to the minimum pension liability associated with the supplemental executive retirement plan.
         In 2001, TECO Energy elected to change the measurement date for pension obligations and plan assets from Dec. 31 to Sept. 30. The effect of this accounting change is not material.
         Components of net pension expense, reconciliation of the funded status and the accrued pension liability are presented below for TECO Energy consolidated.

COMPONENTS OF NET PENSION EXPENSE

(MILLIONS)                                                       2001                2000                1999
                                                                -----               -----               -----
Service cost (benefits earned during the period)               $ 11.2              $ 10.7              $ 12.9
Interest cost on projected benefit obligations                   27.9                27.5                27.2
Expected return on plan assets                                  (42.0)              (40.8)              (34.6)
Amortization of:
 Transition asset                                                (1.1)               (1.0)               (0.9)
  Prior service cost (benefit)                                   (0.5)                0.2                 1.2
  Actuarial (gain) loss                                          (4.4)               (5.6)                5.2
                                                               ------              ------              ------
Pension expense                                                  (8.9)               (9.0)               11.0
Special termination benefit charge                                 --                 1.1                  --
Additional amounts recognized                                      --                  --                  --
                                                               ------              ------              ------
Net pension (benefit) expense recognized in the
  Consolidated Statements of Income (1)                        $ (8.9)             $ (7.9)             $ 11.0
                                                               ======              ======              ======

(1) Tampa Electric Company's portion was ($10.4) million, ($9.4) million and, $1.8 million for 2001, 2000 and 1999, respectively.

Reconciliation of the Funded Status of the Retirement Plan and the Accrued Pension Prepayment/(Liability)
(millions)

                                                              Dec. 31,            Dec. 31,
                                                                 2001                2000
                                                               ------              ------

Net benefit obligation at prior measurement date               $379.9              $360.4
Change in benefit obligation due to:
  Service cost                                                   11.2                10.7
  Interest cost                                                  27.9                27.5
  Actuarial (gain) loss                                          (8.7)               17.8
  Plan amendments                                                (6.2)              (14.4)
  Special termination benefits                                     --                 1.1
  Gross benefits paid                                           (21.8)              (23.2)
                                                               ------              ------
Net benefit obligation at measurement date                      382.3               379.9
                                                               ------              ------

Fair value of plan assets at prior measurement date             493.8               512.1
Change in plan assets due to:
  Actual return on plan assets                                  (43.7)                6.2
  Employer contributions                                          2.1                 1.6
  Gross benefits paid (including expenses)                      (24.2)              (26.1)
                                                               ------              ------
Fair value of plan assets at measurement date                   428.0               493.8
                                                               ------              ------

Funded status at measurement date                                45.7               113.9
Net contributions after measurement date                          0.4                  --
Unrecognized net actuarial gain                                 (44.0)             (127.8)
Unrecognized prior service benefit                               (9.0)               (3.3)
Unrecognized net transition asset                                (3.6)               (4.7)
                                                               ------              ------
Accrued pension liability at end of year                       $(10.5)             $(21.9)
                                                               ======              ======

Assumptions Used in Determining Actuarial Valuations
                                                                 2001                2000
                                                               -------             -------
Discount rate to determine projected benefit obligation           7.5%                7.5%
Rates of increase in compensation levels                          4.7%                4.7%
Plan asset growth rate through time                                 9%                  9%

E.       OTHER POSTRETIREMENT BENEFITS

         Tampa Electric Company currently provides certain postretirement health care and life insurance benefits for substantially all employees retiring after age 55 meeting certain service requirements. The company contribution toward health care coverage for most employees who retired after Jan. 1, 1990 and before July 1, 2001, is limited to a defined dollar benefit based on years of service. Effective April 1, 2000, the company adopted changes to this program for participants retiring from the company on or after July 1, 2001, after age 50 that meet certain service requirements. The company contribution toward pre-65 and post-65 health care coverage for most employees retiring on or after July 1, 2001 is limited to a defined dollar benefit based on an age and service schedule. The impact of this amendment, including a change in the company's commitment for future retirees combined with a grand fathering provision for current retired participants, resulted in a reduction in the benefit obligation of $1.4 million in 2001 and an increase of $22.9 million in 2000. Postretirement benefit levels are substantially unrelated to salary. Tampa Electric Company reserves the right to terminate or modify the plans in whole or in part at any time.
         In 2001, Tampa Electric Company elected to change the measurement date for benefit obligations from Dec. 31 to Sept. 30. The effect of this accounting change is not material.

Components of Postretirement Benefit Cost
(millions)

                                                                        2001                2000                1999
                                                                       -----               -----               -----
Service cost (benefits earned during the period)                       $ 2.3               $ 2.0               $ 2.2
Interest cost on projected benefit obligations                           8.4                 7.0                 5.2
Amortization of transition obligation
   (straight line over 20 years)                                         2.1                 2.1                 2.1
Amortization of prior service cost                                       1.7                 1.5                 0.5
Amortization of actuarial loss/(gain)                                    0.3                (0.2)                0.2
Special termination benefits                                              --                 0.2                  --
Additional amounts recognized                                             --                (0.2)                 --
                                                                      ------               -----               -----
 Net periodic Postretirement benefit expense                           $14.8               $12.4               $10.2
                                                                      ======               =====               =====

Reconciliation of the Funded Status of the Postretirement Benefit Plan and the Accrued Liability
(millions)

                                                                                         Dec. 31,            Dec. 31,
                                                                                            2001                2000
                                                                                        --------            --------
Net benefit obligation at prior measurement date                                        $  103.9            $   71.1
Change in benefit obligation due to:
  Service cost                                                                               2.3                 2.0
  Interest cost                                                                              8.4                 7.0
  Plan participants' contributions                                                           0.7                 0.9
  Special termination benefits                                                                --                 0.2
  Actuarial loss                                                                             5.8                 6.8
  Plan amendments                                                                           (1.4)               21.5
  Gross benefits paid                                                                       (4.9)               (5.6)
                                                                                        --------            --------
Net benefit obligation at measurement date                                              $  114.8            $  103.9
                                                                                        ========            ========

Fair value of plan assets at prior measurement date                                           --                  --
Change in plan assets due to:
  Employer contributions                                                                     4.2                 4.7
  Plan participants' contributions                                                           0.7                 0.9
  Gross benefits paid (including expenses)                                                  (4.9)               (5.6)
                                                                                        --------            --------
Fair value of plan assets at measurement date                                                 --                  --
                                                                                        --------            --------

Funded status at measurement date                                                        $(114.8)            $(103.9)
Net contributions after measurement date                                                     1.2                  --
Unrecognized net actuarial loss                                                             12.2                 6.6
Unrecognized prior service cost                                                             22.0                25.1
Unrecognized net transition obligation                                                      23.2                25.3
                                                                                        --------            --------
Accrued liability at end of year                                                        $  (56.2)           $  (46.9)
                                                                                        ========            ========

Assumptions Used in Determining Actuarial Valuations

                                                                                            2001               2000
                                                                                          ------             ------
Discount rate to determine projected benefit obligation                                     7.5%               7.5%

         The assumed health care cost trend rate for medical costs prior to age 65 was 5.5% in 2001 and decreases to 5.0% in 2002 and thereafter. The assumed health care cost trend rate for medical costs after age 65 was 5.3% in 2001 and decreases to 5.0% in 2002 and thereafter.
         A 1-percent increase in the medical trend rates would produce an 8-percent ($0.8 million) increase in the aggregate service and interest cost for 2001, and an 8-percent ($9.1 million) increase in the accumulated postretirement benefit obligation as of Sept. 30, 2001.
         A 1-percent decrease in the medical trend rates would produce a 5-percent ($0.5 million) decrease in the aggregate service and interest cost for 2001 and a 4-percent ($4.8 million) decrease in the accumulated postretirement benefit obligation as of Sept. 30, 2001.

F.       SHORT-TERM DEBT

         Notes payable consisted primarily of commercial paper with weighted average interest rates of 1.99% and 6.53% at Dec. 31, 2001 and 2000, respectively. The carrying amount of notes payable approximated fair market value because of the short maturity of these instruments. Unused lines of credit at Dec. 31, 2001 were $300 million. Certain lines of credit require commitment fees of .08% on the unused balances.

G.       INCOME TAX EXPENSE

The company is included in the filing of a consolidated Federal income tax return with its parent and affiliates. The company's income tax expense is based upon a separate return computation. Income tax expense consists of the following components:

(millions)                                                         Federal               State               Total
                                                                  --------             -------            --------
2001
Currently payable                                                   $ 88.6              $ 15.7              $104.3
Deferred                                                              (1.3)               (0.7)               (2.0)
Amortization of investment tax credits                                (4.4)                  -                (4.4)
                                                                  --------             -------            --------
Total income tax expense                                            $ 82.9              $ 15.0                97.9
                                                                  ========             =======
Included in other income, net                                                                                  0.2
                                                                                                          --------
Included in operating expenses                                                                              $ 97.7
                                                                                                          ========

2000
Currently payable                                                   $128.3              $ 11.4              $139.7
Deferred                                                             (42.5)                3.1               (39.4)
Amortization of investment tax credits                                (4.4)                  -                (4.4)
                                                                  --------             -------            --------
Total income tax expense                                            $ 81.4              $ 14.5                95.9
                                                                  ========             =======
Included in other income, net                                                                                  0.1
                                                                                                          --------
Included in operating expenses                                                                             $  95.8
                                                                                                          ========

1999
Currently payable                                                   $ 89.2              $ 12.4              $101.6
Deferred                                                             (16.2)                 .5               (15.7)
Amortization of investment tax credits                                (4.6)                  -                (4.6)
                                                                  --------             -------            --------
Total income tax expense                                            $ 68.4              $ 12.9                81.3
                                                                  ========             =======
Included in other income, net                                                                                 (0.4)
                                                                                                          --------
Included in operating expenses                                                                             $  81.7
                                                                                                          ========

         Deferred taxes result from temporary differences in the recognition of certain liabilities or assets for tax and financial reporting purposes. The principal components of the company's deferred tax assets and liabilities recognized in the balance sheet are as follows:

                                                                                       Dec. 31,            Dec. 31,
(millions)                                                                               2001                2000
                                                                                       --------            --------
Deferred tax assets(1)
 Property related                                                                      $ 106.1             $  99.3
 Leases                                                                                    3.9                 4.2
 Insurance reserves                                                                       16.5                14.7
 Early capacity payments                                                                   6.5                 2.2
 Other                                                                                     3.2                 3.9
                                                                                       -------             -------
  Total deferred income tax assets                                                       136.2               124.3
                                                                                       -------             -------
Deferred income tax liabilities(1)
 Property related                                                                       (461.2)             (436.3)
 Other                                                                                    19.6                11.8
                                                                                       -------             -------
  Total deferred income tax liabilities                                                 (441.6)             (424.5)
                                                                                       -------             -------
  Accumulated deferred income taxes                                                    $(305.4)            $(300.2)
                                                                                       =======             =======

_____________________
(1)  Certain property related assets and liabilities have been netted.

         The total income tax provisions differ from amounts computed by applying the federal statutory tax rate to income before income taxes for the following reasons:

(millions)                                                            2001                2000                1999
                                                                    ------              ------              ------
Net income                                                          $177.1              $166.3              $144.9
Total income tax provision                                            97.9                95.9                81.3
                                                                    ------              ------              ------
Income before income taxes                                          $275.0              $262.2              $226.2
                                                                    ======              ======              ======

Income taxes on above at federal statutory rate of 35%              $ 96.2              $ 91.7              $ 79.1
Increase (decrease) due to
  State income tax, net of federal income tax                          9.8                 9.5                 8.4
  Amortization of investment tax credits                              (4.5)               (4.4)               (4.6)
  Equity portion of AFUDC                                             (2.3)               (0.5)                 --
  Other                                                               (1.3)               (0.4)               (1.6)
                                                                    ------              ------              ------
Total income tax provision                                          $ 97.9              $ 95.9              $ 81.3
                                                                    ======              ======              ======
Provision for income taxes as a percent of income
   before income taxes                                               35.6%               36.6%               35.9%
                                                                     =====               ====                ====

H.       RELATED PARTY TRANSACTIONS (MILLIONS)

Net transactions with affiliates are as follows:

                                                                       2001                2000                1999
                                                                     ------              ------              ------
Fuel and interchange related, net                                    $162.8              $178.8              $126.9
Administrative and general, net                                      $ 24.7              $ 27.2              $ 18.6

Amounts due from or to affiliates of the company at year-end are as follows:

                                                                       2001                2000
                                                                     ------             -------
Accounts receivable                                                  $  7.5              $ 14.3
Accounts payable                                                     $ 13.0              $ 40.9

Accounts receivable and accounts payable were incurred in the ordinary course of business and do not bear interest.

I.  OTHER NON-OPERATING ITEMS AFFECTING NET INCOME

1999
         The charges in 1999 totaled $18.3 million pretax ($13.7 million after tax) and consisted of the following:
         Tampa Electric recorded a charge of $10.5 million ($6.4 million after tax) based on FPSC audits of its 1997 and 1998 earnings, which among other things, limited its regulatory equity ratio to 58.7 percent, a decrease of 91 basis points and 224 basis points from 1997's and 1998's ratios, respectively.
         Tampa Electric also recorded a charge of $3.5 million after tax, representing management's estimate of additional expense to resolve the litigation filed by the United States Environmental Protection Agency.
         A net after-tax charge, after recovery under the then current regulatory agreement totaling $3.8 million was also recognized reflecting corporate income tax provisions and settlements related to prior years' tax returns.

J.       COMMITMENTS AND CONTINGENCIES

         Tampa Electric's capital investments are estimated to be $541 million in 2002 consisting of $330 million for the repowering project at the Gannon Station, $16 million in construction costs on Polk Unit 3 and $195 million to support system growth and generation reliability. Tampa Electric's estimated capital expenditures over the 2003-2006 period are projected to be $878 million, including $131 for the Gannon repowering project. At the end of 2001, Tampa Electric had outstanding commitments of about $453 million for the Gannon repowering project and Polk Unit 3.
         Capital expenditures for PGS are expected to be about $62 million for 2002 and $242 million during the 2003 through 2006 period. Included in these amounts are approximately $42 million annually for projects associated with customer growth and system expansion. The remainder represents capital expenditures for ongoing maintenance and system safety.
         Tampa Electric Company is one of several potentially responsible parties for certain superfund sites and, through its Peoples Gas System division, for certain superfund and former manufactured gas plant sites. While the joint and several liability associated with these sites presents the potential for significant response costs, Tampa Electric Company estimates its ultimate financial liability at approximately $22 million over the next 10 years. The environmental remediation costs associated with these sites have been recorded on the accompanying consolidated balance sheet and are not expected to have a significant impact on customer prices.

K.   SEGMENT INFORMATION

     Tampa Electric Company is a public utility operating within the state of Florida. Through its Tampa Electric division, it is engaged in the generation, purchase, transmission, distribution and sale of electric energy to more than 575,000 customers in West Central Florida. Its Peoples Gas System division is engaged in the purchase, distribution and marketing of natural gas for more than 272,000 residential, commercial, industrial and electric power generation customers in the State of Florida.

                                                                                                              Capital
                                                                 Net                         Assets      Expenditures
(millions)                                   Revenues         Income      Depreciation   at Dec. 31,     for the Year
                                            ---------        --------     ------------   -----------     ------------
2001
 Tampa Electric                             $1,412.7(1)        $154.0          $173.4       $3,328.0          $426.3
 Peoples Gas System                            352.9             23.1            27.9          551.2            73.0
 Other and eliminations                         (0.9)              --              --             --              --
                                            --------           ------          ------       --------          ------
 Tampa Electric Company                     $1,764.7           $177.1          $201.3       $3,879.2          $499.3
                                            ========           ======          ======       ========          ======

2000
 Tampa Electric                             $1,353.8(1)        $144.5          $161.6       $3,014.2          $267.1
 Peoples Gas System                            314.5             21.8            25.8          535.6            82.2
 Other and eliminations                         (0.9)              --              --             --              --
                                            --------           ------          ------       --------          ------
 Tampa Electric Company                     $1,667.4           $166.3          $187.4       $3,549.8          $349.3
                                            ========           ======          ======       ========          ======

1999
 Tampa Electric                             $1,199.8(1)(2)(3)  $138.8(4)       $147.6       $2,889.4          $228.7
 Peoples Gas System                            251.7             19.8            23.1          433.1            77.7
 Other and eliminations                         (0.6)              --              --             --              --
 Non-Operating Items (see Note I)                7.9            (13.7)             --             --              --
                                            --------          -------          ------       --------          ------
 Tampa Electric Company                     $1,458.8           $144.9          $170.7       $3,322.5          $306.4
                                            ========           ======          ======       ========          ======

(1) Revenues from sales to affiliates were $31.8 million, $32.3 million and $24.1 million in 2001, 2000 and 1999, respectively.
(2) Revenues shown in 1999 include the reversal of previously deferred revenue of $11.9 million.
(3) Revenues and Operating income as shown for 1999 exclude a $7.9 million credit resulting from other non-operating items affecting net income. See Note I.
(4) Net income excludes non-operating items affecting net income totaling $13.7 million in 1999. See Note I.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         During the period Jan. 1, 2000 to the date of this report, the company has not had and has not filed with the Commission a report as to any changes in or disagreements with accountants on accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)      1. Financial Statements - See index on page 20.
         2. Financial Statement Schedules - See index on page 20.
         3. Exhibits  - See index beginning on page 41.

(b)      Reports on Form 8-K

               Tampa Electric Company did not file any reports on Form 8-K during the last quarter of 2001.

(c) The exhibits filed as part of this Form 10-K are listed on the Exhibit Index immediately preceding such Exhibits. The Exhibit Index is incorporated herein by reference.

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                For the Years ended Dec. 31, 2001, 2000 and 1999
                                   (millions)

                                                                             Additions
                                           Balance at                --------------------------           Balance at
                                            Beginning       Charged to          Other                         End of
                                            of Period          Income         Charges    Deductions/(1)/      Period
                                            ---------        --------         -------    ---------------     -------
Allowance for Uncollectible Accounts:
         2001                                   $ 2.0           $ 7.2           $ --              $ 7.6        $ 1.6

         2000                                   $ 1.1           $ 5.6           $ --              $ 4.7        $ 2.0

         1999                                   $ 0.6           $ 5.7           $ --              $ 5.2        $ 1.1

_____________________
/(1)/    Write-off of individual bad debt accounts

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of March, 2001.

                                      TAMPA ELECTRIC COMPANY

                                      By R. D. FAGAN*
                                      -----------------------------------
                                      R. D. FAGAN, Chairman of the Board,
                                      Director and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 28, 2001:

     Signature                                               Title
     ---------                                               -----

     R. D. FAGAN*                                            Chairman of the Board,
     ------------------------                                Director and Chief Executive Officer
     R. D. FAGAN                                             (Principal Executive Officer)

     /s/ G. L. GILLETTE                                      Senior Vice President-Finance
     ------------------------                                and Chief Financial Officer
         G. L. GILLETTE                                      (Principal Financial Officer)

     P. L. BARRINGER*                                        Vice President-Controller
     -----------------------                                 (Principal Accounting Officer)
     P. L. BARRINGER

         Signature                      Title                 Signature                      Title
         ---------                      -----                 ---------                      -----

         C. D. AUSLEY*                  Director              W. D. ROCKFORD*                Director
         ------------------------                             --------------------
         C. D. AUSLEY                                         W. D. ROCKFORD

         S. L. BALDWIN*                 Director              W. P. SOVEY*                   Director
         ------------------------                             --------------------
         S. L. BALDWIN                                        W. P. SOVEY

         J. L. FERMAN, JR.*             Director              J. T. TOUCHTON*                Director
         ------------------------                             --------------------
         J. L. FERMAN, JR.                                    J. T. TOUCHTON

         L. GUINOT, JR.*                Director              J. A. URQUHART*                Director
         ------------------------                             --------------------
         L. GUINOT, JR.                                       J. A. URQUHART

         I. D. HALL*                    Director              J. O. WELCH, JR.*              Director
         ------------------------                             --------------------
         I. D. HALL.                                          J. O. WELCH, JR.

         T. L. RANKIN*                  Director
         ------------------------
         T. L. RANKIN

         *By: /s/ G.L. GILLETTE
              ------------------
              G. L. GILLETTE, Attorney-in-fact

         Supplemental Information to Be Furnished With Reports Filed Pursuant to
         Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

                  No annual report or proxy material has been sent to Tampa Electric Company's security holders, since all of its equity securities are held by TECO Energy, Inc.

                                INDEX TO EXHIBITS

Exhibit                                                                                                             Page
  No.     Description                                                                                                No.
-----     -----------                                                                                               ----

3.1       Articles of Incorporation (Exhibit 3.1 to Registration Statement No. 2-70653).                               *
3.2       Bylaws, as amended, effective April 16, 1997 (Exhibit 3, Form 10-Q for the quarter ended                     *
          June 30, 1997 of Tampa Electric Company).
4.1       Indenture of Mortgage among Tampa Electric Company, State Street Trust Company and                           *
          First Savings & Trust Company of Tampa, dated as of Aug. 1, 1946  (Exhibit 7-A to Registration
          Statement No. 2-6693).
4.2       Thirteenth Supplemental Indenture, dated as of Jan. 1, 1974, to Exhibit 4.1                                  *
          (Exhibit 2-g-l, Registration Statement No. 2-51204).
4.3       Sixteenth Supplemental Indenture, dated as of Oct. 30, 1992, to Exhibit 4.1                                  *
          (Exhibit 4.1, Form 10-Q for the quarter ended Sept. 30, 1992 of Tampa Electric Company).
4.4       Eighteenth Supplemental Indenture, dated as of May 1, 1993, to Exhibit 4.1                                   *
          (Exhibit 4.1, Form 10-Q for the quarter ended June 30, 1993).
4.5       Installment Purchase and Security Contract between and the Hillsborough County Industrial                    *
          Development Authority and Tampa Electric Company, dated as of March 1, 1972 (Exhibit 4.9,
          Form 10-K for 1986 of Tampa Electric Company).
4.6       First Supplemental Installment Purchase and Security Contract, dated as of Dec. 1, 1974                      *
          (Exhibit 4.10, Form 10-K for 1986 of Tampa Electric Company).
4.7       Third Supplemental Installment Purchase Contract, dated as of May 1, 1976 (Exhibit 4.12,                     *
          Form 10-K for 1986 of Tampa Electric Company).
4.8       Installment Purchase Contract between the Hillsborough County Industrial Development                         *
          Authority and Tampa Electric Company, dated as of Aug. 1, 1981 (Exhibit 4.13, Form 10-K for
          1986 of Tampa Electric Company).
4.9       Amendment to Exhibit A of Installment Purchase Contract, dated as of April 7, 1983                           *
          (Exhibit 4.14, Form 10-K for 1989 of Tampa Electric Company).
4.10      Second Supplemental Installment Purchase Contract, dated as of June 1, 1983                                  *
          (Exhibit 4.11, Form 10-K for 1994 of Tampa Electric Company).
4.11      Third Supplemental Installment Purchase Contract, dated as of Aug. 1, 1989                                   *
          (Exhibit 4.16, Form 10-K for 1989 of Tampa Electric Company).
4.12      Installment Purchase Contract between the Hillsborough County Industrial Development                         *
          Authority and Tampa Electric Company, dated as of Jan. 31, 1984 (Exhibit 4.13, Form 10-K for 1993 of Tampa Electric Company).
4.13      First Supplemental Installment Purchase Contract, dated as of Aug. 2, 1984                                   *
          (Exhibit 4.14, Form 10-K for 1994 of Tampa Electric Company).
4.14      Second Supplemental Installment Purchase Contract, dated as of July 1, 1993                                  *
          (Exhibit 4.3, Form 10-Q for the quarter ended June 30, 1993).
4.15      Loan and Trust Agreement among the Hillsborough County Industrial Development Authority,                     *
          Tampa Electric Company and NCNB National Bank of Florida, dated as of Sept. 24, 1990
          (Exhibit 4.1, Form 10-Q for the quarter ended Sept. 30, 1990 of Tampa Electric Company).
4.16      Loan and Trust Agreement among the Hillsborough County Industrial Development Authority,                     *
          Tampa Electric Company and NationsBank of Florida, N.A., as trustee, dated as of Oct. 26, 1992
          (Exhibit 4.2, Form 10-Q for the quarter ended Sept. 30, 1992 of Tampa Electric Company).
4.17      Loan and Trust Agreement among the Hillsborough County Industrial Development Authority,                     *
          Tampa Electric Company and NationsBank of Florida, N.A., as trustee, dated as of June 23, 1992
          (Exhibit 4.2, Form 10-Q for the quarter ended June 30, 1993 of Tampa Electric Company).
4.18      Loan and Trust Agreement among the Polk County Industrial Development Authority, Tampa                       *
          Electric Company and the Bank of New York, as trustee, dated as of July 15, 1998 (Exhibit 4.18,
          Form 10-K for 1996 of Tampa Electric Company).
4.19      Indenture between Tampa Electric Company and The Bank of New York as trustee, dated as of                    *
          July 1, 1998 (Exhibit 4.1 to Registration Statement No. 333-55873)
4.20      First Supplemental Indenture dated as of July 15, 1998 between Tampa Electric Company and The                *
          Bank of New York, as trustee (Exhibit 4.1, Form 8-K dated July 28, 1998 of Tampa Electric
          Company).


4.21      Second Supplemental Indenture dated as of Aug. 15, 2000 between Tampa Electric Company and The               *
          Bank of New York (Exhibit 4.1, Form 8-K dated Aug. 22, 2000 of Tampa Electric Company).
4.22      Third Supplemental Indenture between Tampa Electric Company and The Bank of New York, dated as of            *
          June 15, 2001 (Exhibit 4.2, Form 8-K dated June 25, 2001 of Tampa Electric Company.).
4.23      Credit Agreement dated as of Nov. 14, 2001, between Tampa Electric Company as borrower, Citibank,           [_]
          N.A., as Administrative Agent, Solomon Smith Barney, Inc., as Co-Lead Arranger, Bank of New York, as
          Co-Lead Arranger and Syndication Agent, and JP Morgan Chase Bank, the Industrial Bank of Japan and
          Toronto Dominion (Texas), Inc., as Co-Documentation Agents,
10.1      TECO Energy Group Supplemental Executive Retirement Plan, as amended and restated as of                     [ ]
          July 1, 1998, as further amended as of July 15, 1998.
10.2      TECO Energy Group Supplemental Retirement Benefits Trust Agreement as amended and restated                  [ ]
          as of Jan. 1, 1998, as further amended as of July 15, 1998.
10.3      Annual Incentive Compensation Plan for TECO Energy and subsidiaries, revised                                 *
          Jan. 20, 1999 (Exhibit 10.4, Form 10-K for 1998 of Tampa Electric Company).
10.4      TECO Energy, Inc. Group Supplemental Disability Income Plan, dated as of                                     *
          March 20, 1989 (Exhibit 10.19, Form 10-K for 1988 of Tampa Electric Company).
10.5      Forms of Severance Agreements between TECO Energy, Inc. and certain senior officers, as amended              *
          and restated as of Oct. 22, 1999. (Exhibit 10.5, Form 10-K for 1999 of Tampa Electric Company).
10.6      TECO Energy, Inc. 1991 Director Stock Option Plan as amended on Jan. 31, 1992                                *
          (Exhibit 10.20, Form 10-K for 1991 of Tampa Electric Company).
10.7      TECO Energy Directors' Deferred Compensation Plan, as amended and restated effective April 1,                *
          1994 (Exhibit 10.1, Form 10-Q for the quarter ended March 31, 1994 of Tampa Electric Company).
10.8      TECO Energy Group Deferred Compensation Plan (previously the TECO Energy Group Retirement                   [_]
          Savings Excess Benefit Plan), as amended and restated effective as of Oct. 17, 2001.
10.9      TECO Energy, Inc. 1996 Equity Incentive Plan, as amended April 18, 2001 (Exhibit 10.1, Form 10-Q             *
          for the quarter ended Mar. 31, 2001 of Tampa Electric Company.).
10.10     Form of Nonstatutory Stock Option under the TECO Energy, Inc. 1996 Equity Incentive Plan                     *
          (Exhibit 10.1, Form 10-Q for the quarter ended June 30, 1996 of Tampa Electric Company).
10.11     Form of Amendment to Nonstatutory Stock Option, dated as of July 15, 1998, under the TECO                    *
          Energy, Inc. 1996 Equity Incentive Plan (Exhibit 10.3, Form 10-Q for the quarter ended
          Sept. 30, 1998 of Tampa Electric Company).
10.12     Form of Nonstatutory Stock Option under the TECO Energy, Inc. 1996 Equity Incentive Plan                     *
          (Exhibit 10.5, Form 10-Q for the quarter ended June 30, 1999 of Tampa Electric Company).
10.13     Form of Restricted Stock Agreement between TECO Energy, Inc. and certain officers under the                  *
          TECO Energy, Inc. 1996 Equity Incentive Plan (Exhibit 10.1, Form 10-Q for the quarter ended
           June 30, 1998 of Tampa Electric Company).
10.14     Form of Amendment to Restricted Stock Agreements, dated as of July 15, 1998, between TECO                    *
          Energy, Inc. and certain officers under the TECO Energy, Inc. 1996 Equity Incentive Plan (Exhibit 10.2, Form
          10-Q for the quarter ended Sept. 30, 1998 of Tampa Electric Company).
10.15     TECO Energy, Inc. 1997 Director Equity Plan (Exhibit 10, Form 10-Q for the quarter ended                     *
          June 30, 1997 of Tampa Electric Company).
10.16     Form of Nonstatutory Stock Option under the TECO Energy, Inc. 1997 Director Equity Plan                      *
          (Exhibit 10, Form 10-Q for the quarter ended June 30, 1997 of Tampa Electric Company).
10.17     Supplemental Executive Retirement Plan for R. D. Fagan as amended (Exhibit 10.1,                             *
          Form 10-Q for the quarter ended June 30, 2001 of Tampa Electric Company).
10.18     Terms of R. D. Fagan's employment, dated as of May 24, 1999 (Exhibit 10.2, Form 10-Q                         *
          for the quarter ended June 30, 1999 of Tampa Electric Company).
10.19     Severance Agreement between TECO Energy, Inc. and R. D. Fagan, as amended (Exhibit 10.2,                     *
          Form 10-Q for the quarter ended June 30, 2001 of Tampa electric Company.).
10.20     Nonstatutory Stock Option granted to R. D. Fagan, dated as of May 24, 1999 (Exhibit 10.3,                    *
          Form 10-Q for the quarter ended June 30, 1999 of Tampa Electric Company).
10.21     Restricted Stock Agreement between TECO Energy, Inc. And R. D. Fagan, dated as of May 24,                    *
          1999. (Exhibit 10.4, Form 10-Q for the quarter ended June 30, 1999 of Tampa Electric Company).
10.22     Form of Performance Shares Agreement between TECO Energy, Inc. and certain officers                          *
          under the TECO Energy, Inc. 1996 Equity Incentive Plan (Exhibit 10.26, Form 10-Q for the
          quarter ended June 30, 2000 of Tampa Electric Company).
10.23     Form of Replacement Performances Shares Agreement between TECO Energy, Inc. and certain officers             *
          officers under the TECO Energy, Inc. 1996 Equity Incentive Plan. (Exhibit 10.1, Form 10-Q for the quarter ended June 30, 2000 of Tampa Electric Company).
10.24     Form of 2002 Amendment to TECO Performance Shares Agreement between TECO Energy, Inc.,                      [ ]
          and certain officers under the TECO Energy, Inc. 1996 Equity Incentive Plan..


12.       Ratio of earnings to fixed charges.                                                                         [ ]
23.       Consent of Independent Certified Public Accountants.                                                        [ ]
24.1      Power of Attorney.                                                                                          [ ]
24.2      Certified copy of resolution authorizing Power of Attorney.                                                 [ ]

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

      EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

      Exhibits 10.1 through 10.24 above are management contracts or compensatory plans or arrangements in which executive officers or directors of TECO Energy, Inc. and its subsidiaries participate.