Form 10-Q
period 2002-03-31
TAMPA ELECTRIC CO
filed 2002-05-15
CIK 96271

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
      EXCHANGE ACT OF 1934

For the quarterly period ended             March 31, 2002
                              --------------------------------------------

                                       OR

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

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

                                  YES   X   NO
                                      -----

Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (April 30, 2002):

                       Common Stock, Without Par Value 10

The registrant meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                      Index to Exhibits Appears on Page 17

                                                                       FORM 10-Q

PART I.   FINANCIAL INFORMATION
-------------------------------

Item 1. Condensed Consolidated Financial Statements
        -------------------------------------------

        In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments which are of a recurring nature and necessary to present fairly the financial position of Tampa Electric Company as of Mar. 31, 2002 and 2001, and the results of operations and cash flows for the three-month periods ended Mar. 31, 2002 and 2001. The results of operations for the three-month period ended Mar. 31, 2002 are not necessarily indicative of the entire fiscal year ending Dec. 31, 2002. Reference should be made to the explanatory notes affecting the income and balance sheet accounts contained in Tampa Electric Company's Annual Report on Form 10-K for the year ended Dec. 31, 2001 and to the notes on pages 7 through 10 of this report.

                             TAMPA ELECTRIC COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                    Unaudited
                                  (in millions)

                                                            March 31,    Dec.31,
                                                              2002        2001
                                                           ----------  ----------
                          Assets

Property, plant and equipment
     Utility plant in service
        Electric                                           $  4,165.9  $  4,112.3
        Gas                                                     705.2       699.4
     Construction work in progress                              539.6       404.4
                                                           ----------  ----------
                                                              5,410.7     5,216.1
     Accumulated depreciation                                (2,050.9)   (2,014.8)
                                                           ----------  ----------
                                                              3,359.8     3,201.3
     Other property                                               8.0         8.2
                                                           ----------  ----------
                                                              3,367.8     3,209.5
                                                           ----------  ----------
Current assets
     Cash and cash equivalents                                   13.7        15.4
     Receivables, less allowance for uncollectibles             178.6       156.3
     Inventories, at average cost
        Fuel                                                     85.8        69.0
        Materials and supplies                                   51.6        51.0
     Prepayments and other                                       12.9        12.5
                                                           ----------  ----------
                                                                342.6       304.2
                                                           ----------  ----------
Deferred debits
     Unamortized debt expense                                    13.1        13.6
     Deferred income taxes                                      133.4       136.2
     Regulatory assets                                          162.2       192.1
     Other                                                       27.3        23.6
                                                           ----------  ----------
                                                                336.0       365.5
                                                           ----------  ----------
                                                           $  4,046.4  $  3,879.2
                                                           ==========  ==========

                Liabilities and Capital

Capital
     Common stock                                          $  1,517.1  $  1,318.1
     Retained earnings                                          304.4       304.4
     Accumulated other comprehensive loss                          --        (0.1)
                                                           ----------  ----------
                                                              1,821.5     1,622.4
Long-term debt, less amount due within one year                 880.0       880.9
                                                           ----------  ----------
                                                              2,701.5     2,503.3
                                                           ----------  ----------
Current Liabilities
     Long-term debt due within one year                         156.1       156.1
     Notes payable                                              158.9       249.0
     Accounts payable                                           133.3       135.8
     Customer deposits                                           87.6        86.3
     Interest accrued                                            25.5        16.1
     Taxes accrued                                              104.4        57.3
                                                           ----------  ----------
                                                                665.8       700.6
                                                           ----------  ----------
Deferred credits
     Deferred income taxes                                      427.4       441.6
     Investment tax credits                                      30.5        31.6
     Regulatory liability                                       104.6       106.2
     Other                                                      116.6        95.9
                                                           ----------  ----------
                                                                679.1       675.3
                                                           ----------  ----------
                                                           $  4,046.4  $  3,879.2
                                                           ==========  ==========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                             TAMPA ELECTRIC COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                    Unaudited
                                  (in millions)

                                                                          For the three months ended Mar. 31,
                                                                               2002                2001
                                                                             ----------         -----------
Revenues
   Electric (includes franchise fees and gross receipts taxes of
     $14.0 million in 2002, and $13.1 million in 2001)                        $   345.5           $   335.8
   Gas (includes franchise fees and gross receipts taxes of
     $3.2 million in 2002, and $6.7 million in 2001)                               85.4               134.1
                                                                              ---------           ---------
                                                                                  430.9               469.9
                                                                              ---------           ---------
Operating expenses
   Operation
     Fuel                                                                          97.3                76.3
     Purchased power                                                               39.2                54.6
     Natural gas sold                                                              35.3                82.0
     Other                                                                         63.3                62.7
   Maintenance                                                                     26.9                27.3
   Depreciation                                                                    53.0                49.1
   Taxes-federal and state income                                                  24.3                23.0
   Taxes-other than income                                                         33.1                35.6
                                                                              ---------           ---------
                                                                                  372.4               410.6
                                                                              ---------           ---------

Operating Income                                                                   58.5                59.3

Other income
   Allowance for other funds used during construction                               4.3                 0.8
   Other income, net                                                                0.4                 1.7
                                                                              ---------           ---------
     Total other income                                                             4.7                 2.5
                                                                              ---------           ---------

Interest charges
   Interest on long-term debt                                                      16.8                13.9
   Other interest                                                                   2.3                 7.2
   Allowance for borrowed funds used during construction                           (1.7)               (0.3)
                                                                              ---------           ---------
     Total interest charges                                                        17.4                20.8
                                                                              ---------           ---------

Net Income                                                                    $    45.8           $    41.0
                                                                              =========           =========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                             TAMPA ELECTRIC COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Unaudited
                                  (in millions)

                                                                                   For the three months ended Mar. 31,
                                                                                          2002               2001
                                                                                      --------          ---------
Cash flows from operating activities
Net income                                                                            $   45.8          $    41.0
     Adjustments to reconcile net income to net cash from operating activities:
       Depreciation                                                                       53.0               49.1
       Deferred income taxes                                                             (14.9)               3.4
       Investment tax credits, net                                                        (1.1)              (1.1)
       Allowance for funds used during construction                                       (6.0)              (1.1)
       Deferred recovery clause                                                           28.3               (7.7)
       Receivables, less allowance for uncollectibles                                    (22.3)               6.6
       Inventories                                                                       (17.4)              (8.0)
       Taxes accrued                                                                      47.1               26.7
       Interest accrued                                                                    9.5                4.0
       Accounts payable                                                                   (2.4)             (29.1)
       Other                                                                              21.7                1.6
                                                                                      --------          ---------
          Cash flows from operating activities                                           141.3               85.4
                                                                                      --------          ---------

Cash flows from investing activities
     Capital expenditures                                                               (211.8)            (111.9)
     Allowance for funds used during construction                                          6.0                1.1
                                                                                      --------          ---------
          Cash flows from investing activities                                          (205.8)            (110.8)
                                                                                      --------          ---------

Cash flows from financing activities
     Proceeds from contributed capital from parent                                       199.0               10.0
     Repayment of long-term debt                                                          (0.4)              (0.4)
     Net (decrease) increase in short-term debt                                          (90.1)              62.0
     Payment of dividends                                                                (45.7)             (45.8)
                                                                                      --------          ---------
          Cash flows from financing activities                                            62.8               25.8
                                                                                      --------          ---------


Net (decrease) increase in cash and cash equivalents                                      (1.7)               0.4
Cash and cash equivalents at beginning of period                                          15.4                0.7
                                                                                      --------          ---------
Cash and cash equivalents at end of period                                            $   13.7          $     1.1
                                                                                      ========          =========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                             TAMPA ELECTRIC COMPANY
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                    Unaudited
                                  (in millions)

                                                            For the three months ended Mar. 31,
                                                                  2002               2001
                                                                --------           --------
Net income                                                      $   45.8           $   41.0
Other comprehensive income (loss), net of tax:
     Cash flow hedges net of adjustments (see Note B)                0.1                 --
                                                                --------           --------
Comprehensive income                                            $   45.9           $   41.0
                                                                ========           ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------

A.   Summary of Significant Accounting Policies

          Revenue Recognition: Tampa Electric Company recognizes revenues in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin (SAS) 101, Revenue Recognition in Financial Statements. The criteria outlined in SAS101 are that (a) there is persuasive evidence that an arrangement exists; (b) delivery has occurred or services have been rendered; (c) the fee is fixed and determinable; and (d) collectibility is reasonably assured. Generally, the company recognizes revenues on a gross basis when earned, and the risks and rewards of ownership have transferred to the buyer.

          The regulated utilities' retail business and the prices charged to customers are regulated by the Florida Public Service Commission (FPSC), and Tampa Electric's wholesale business is regulated by the Federal Energy Regulatory Commission (FERC). As a result, the regulated utilities qualify for the application of Financial Accounting Standard (FAS) 71, Accounting for the Effects of Certain types of Regulation. See Note D for a discussion of the applicability of FAS 71 to the company.

          Accounting for Franchise Fees and Gross Receipts: Tampa Electric and Peoples Gas System expense excise taxes when incurred. Regulated utilities are allowed to recover certain costs incurred from customers through prices approved by the regulatory process. The amounts included in customers' bills for franchise fees and gross receipt taxes are included as revenues on the Consolidated Income Statement. These amounts totaled $17.2 million, and $19.8 million, for the three months ended Mar. 31, 2002 and 2001, respectively. Franchise fees and gross receipt taxes paid by the regulated utilities are included in Taxes, other than income on the Consolidated Statement of Income, and totaled $17.2 million and $19.7 million, respectively, for the three months ended Mar. 31, 2002 and 2001.

          Planned Major Maintenance: Tampa Electric Company generally accounts for planned maintenance projects by expensing the costs as incurred as planned major maintenance projects do not increase the overall life or value of the related assets and are expensed accordingly. When the planned major maintenance materially increases the life or value of the underlying asset, the cost is capitalized. While normal maintenance outages covering various areas of the plants generally occur on at least a yearly basis, major overhauls occur less frequently.

          Tampa Electric Company expenses major maintenance costs as incurred. Concurrent with a planned major maintenance outage, the cost of adding or replacing retirement units-of-property is capitalized in conformity with FPSC and FERC regulations.

          Principles of Consolidation and Reclassifications: Tampa Electric Company (the company) is a wholly owned subsidiary of TECO Energy, Inc. Certain reclassifications have been made to prior year amounts to conform with current year presentations. These reclassifications did not affect total net income, total assets, or net cash flows.

B.   Comprehensive Income

          Statement of Financial Accounting Standards (FAS) No. 130, Reporting Comprehensive Income, requires that comprehensive income, which includes net income as well as certain changes in assets and liabilities recorded in common equity, be reported in the financial statements and are reflected in the Statement of Comprehensive Income. For the three months ended Mar. 31,2002, other comprehensive income reflected the $0.1 million adjustment for cash flow hedge losses included in net income. There were no components of other comprehensive income in 2001.

C.   Derivatives and Hedging

          FAS 133, Accounting for Derivative Instruments and Hedging, requires companies to recognize derivatives as either assets or liabilities in the financial statements, to measure those instruments at fair value, and to reflect the changes in fair value of those instruments as either components of comprehensive income or in net income, depending on the designation of those instruments. From time to time, the company has entered into futures, swaps and options contracts to limit exposure to gas price increases at Peoples Gas System (PGS). As of Mar. 31, 2002, Tampa Electric Company did not have any open hedges During the three months ended Mar. 31, 2002, the company reclassified net pretax losses of $0.1 million, to earnings for cash flow hedges. Reclassifications from OCI to earnings primarily occur when (1) the underlying hedged transaction impacts earnings, or (2) the forecasted transaction is no longer probable.

          Tampa Electric Company does not use derivatives or other financial products for speculative purposes.

D.   Regulatory Assets and Liabilities

          Tampa Electric and Peoples Gas System (the regulated utilities) maintain their accounts in accordance with recognized policies prescribed or permitted by the Florida Public Service Commission (FPSC). In addition, Tampa Electric maintains its accounts in accordance with recognized policies prescribed or permitted by the Federal Energy Regulatory Commission (FERC). These policies conform with generally accepted accounting principles in all material respects.

          The utilities apply the accounting treatment permitted by FAS 71, Accounting for the Effects of Certain Types of Regulation. Areas of applicability include deferral of revenues under approved regulatory agreements, revenue recognition resulting from cost recovery clauses that provide for monthly billing charges to reflect increases or decrease in fuel, purchased power, conservation and environmental costs, and deferral of costs as regulatory assets when cost recovery is ordered over a period longer than a fiscal year to the period that the regulatory agency recognizes them. Details of the regulatory assets and liabilities as of Mar. 31, 2002, and Dec. 31, 2001, are presented below:

                                                            Mar. 31, 2002       Dec. 31, 2001
                                                            -------------       -------------
     Regulatory assets:
         Regulatory tax asset (1)                             $   43.2             $   41.3
         Other:
              Recovery clause related                             76.8                105.2
              Coal contract buyout (2)                             7.4                  8.1
              Deferred bond refinancing costs (3)                 13.0                 13.4
              Environmental remediation                           20.3                 22.3
              Other                                                1.5                  1.8
                                                              --------             --------
                                                                 119.0                150.8
                                                              --------             --------
     Total regulatory assets                                  $  162.2             $  192.1
                                                              ========             ========

     Regulatory liabilities:
         Regulatory tax Liability (1)                         $   41.5             $   43.1
         Other:
              Deferred allowance auction credits                   1.0                  1.1
              Recovery clause related                              0.5                  0.5
              Deferred gain on property sales (4)                  0.8                  0.9
              Revenue refund                                       6.4                  6.3
              Environmental remediation                           20.3                 22.3
              Transmission and delivery storm reserve             33.0                 32.0
              Other                                                1.1                   --
                                                              --------             --------
                                                                  63.1                 63.1
                                                              --------             --------
     Total regulatory liabilities                             $  104.6             $  106.2
                                                              ========             ========

     (1) Related to plant life. Includes excess deferred taxes of $23.7 million and $24.6 million as of Mar. 31, 2002 and Dec. 31, 2001, respectively.
     (2)  Amortized over a 10-year period ending December 2004
     (3)  Refinancing costs as follows:

                    Debt related to                                       Amortized until
                    ---------------                                       ---------------
                      Refinancing costs for $85.95 million                     2014
                      Refinancing costs for $155 million                       2003
                      Refinancing costs for $100 million                       2012
                      Refinancing costs for $25 million                        2011
                      Refinancing costs for $51.605 million                    2005
                      Refinancing costs for $38 million                        2011

     (4)  Amortized over a 5-year period with various ending dates

E.   Purchased Power

          Tampa Electric purchases power on a regular basis primarily to meet the needs of its retail customers. For the three months ended Mar. 31, 2002 and 2001, Tampa Electric purchased $39.2 million and $54.6 million, respectively.

F.   Commitment and Contingencies

          The company has made certain commitments in connection with its continuing construction program. Total construction expenditures during 2002 are estimated to be $624 million for its electric division (referred to as Tampa Electric) and $58 million for its natural gas division (referred to as Peoples Gas System).

          Tampa Electric Company is a potentially responsible party for certain superfund sites and, through its Peoples Gas System division, for certain former manufactured gas plant sites. While the joint and several liability associated with these sites presents the potential for significant response costs, the company estimates its ultimate financial liability at approximately $20 million over the next 10 years. The environmental remediation costs associated with these sites have been recorded on the accompanying consolidated balance sheet, and are not expected to have a significant impact on customer prices

G.   Contribution by Operating Division
     (in millions)                                                       Net
                                                   Revenues            Income
                                                   --------            ------
     Three Months Ended Mar. 31, 2002
      Electric division (1)                       $   345.7           $   36.0
      Peoples Gas System (2)                           85.4                9.8
                                                  ---------           --------
                                                      431.1               45.8
      Other and eliminations                           (0.2)                --
                                                  ---------           --------
      Tampa Electric Company                      $   430.9           $   45.8
                                                  =========           ========

     Three Months Ended Mar. 31, 2001
      Electric division (1)                       $   336.0           $   30.5
      Peoples Gas System (2)                          134.1               10.5
                                                  ---------           --------
                                                      470.1               41.0
      Other and eliminations                           (0.2)                --
                                                  ---------           --------
      Tampa Electric Company                      $   469.9           $   41.0
                                                  =========           ========


     (1) Net income includes provisions for taxes of $18.2 million, and $16.8 million, respectively for the three months ended Mar. 31, 2002 and 2001.
     (2) Net income includes and provisions for taxes of $6.1 million, and $6.2 million, respectively for the three months ended Mar. 31, 2002 and 2001.

H.   New Accounting Pronouncements

          FAS 141 and FAS 142: Effective Jan. 1, 2002, the company adopted Financial Accounting Standards Board FAS 141, Business Combinations, and FAS 142, Goodwill and Other Intangible Assets. FAS 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting. With the adoption of FAS 142, goodwill is no longer subject to amortization. Rather, goodwill is subject to at least an annual assessment for impairment by applying a fair-value-based test. Under the new rules, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. These intangible assets will be required to be amortized over their useful lives. Tampa Electric Company has no recorded goodwill.

          FAS 143: In July 2001, the Financial Accounting Standards Board issued FAS 143, Accounting for Asset Retirement Obligations, which requires the recognition of a liability at fair value for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is accreted to its future value and the corresponding amount capitalized at inception is depreciated over the useful life of the asset. The liability must be revalued each period based on current market prices. FAS 143 is effective for fiscal years beginning after June 15, 2002. The company is currently reviewing the impact that FAS 143 will have on its results.

          FAS 144: In August 2001, the Financial Accounting Standards Board issued FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. FAS 144 addresses accounting and reporting for the impairment or disposal of long-lived assets, including the disposal of a segment of business. The company's adoption of FAS 144, effective Jan. 1, 2002, has had no significant impact on its results.

          FAS 145: In April 2002, the Financial Accounting Standards Board issued FAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. In addition to rescinding the aforementioned statements, FAS 145 also amends FAS 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The company is reviewing the impact that FAS 145 will have on its results.

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

Results of Operations
---------------------

Three Months Ended Mar. 31, 2002:

          Tampa Electric Company's net income for the quarter ended March 31, 2002 was $45.8 million, up from $41.0 million recorded for the three-month period ended March 31, 2001. The 12-percent increase for the quarter relative to last year reflected the continued strong customer growth, improved results from higher other income related to a pole attachment revenue true-up in the electric division and higher allowance for funds used during construction (AFUDC) (which represents interest and allowed equity cost capitalized to the construction costs). These were partially offset by mild winter weather patterns.

Electric division (Tampa Electric)

          Tampa Electric's net income for the first quarter was $36.0 million, compared with $30.5 million for the same period in 2001. The benefits of strong customer growth of 2.6 percent in 2002 was partially offset by mild winter weather patterns which resulted in retail energy sales 4.8 percent lower than 2001. Results in the first quarter of 2001 included higher than normal energy sales due to colder than normal winter weather. The company showed improved results from higher income related to a pole attachment revenue true-up. Depreciation expense increased due to normal plant growth. Allowance for funds used during construction (AFUDC) (which represents interest and allowed equity cost capitalized to the construction costs), primarily from the Gannon to Bayside Units 1 and 2 repowering project, increased to $6.0 million for the quarter, from $1.1 million for the same period last year. A summary of the operating statistics for the three months ended Mar. 31, 2002 and 2001, follows:

(in millions, except average customers)          Operating Revenues                              Kilowatt-hour sales
                                            --------------------------------          ---------------------------------
Three Months Ended Mar. 31,                   2002         2001       Change            2002         2001        Change
                                            -------      -------      ------          --------     --------      ------
Residential                                 $162.7       $158.6         2.6%           1,714.4      1,878.8       -8.8%
Commercial                                   102.8         91.8        12.0%           1,285.7      1,304.4       -1.4%
Industrial - Phosphate                        16.2         16.0         1.3%             316.8        343.1       -7.7%
Industrial - Other                            19.1         15.9        20.1%             283.3        271.1        4.5%
Other sales of electricity                    26.2         23.2        12.9%             311.9        313.9       -0.6%
Deferred and other revenues                   (9.4)        (6.9)      -36.2%                --           --         --
                                            ------       ------                       --------     --------
                                             317.6        298.6         6.4%           3,912.1      4,111.3       -4.8%
Sales for resale                              13.3         27.5       -51.6%             165.5        629.1      -73.7%
Other operating revenue                       14.8          9.9        49.5%                --           --         --
                                            ------       ------                       --------     --------
                                            $345.7       $336.0         2.9%           4,077.6      4,740.4      -14.0%
                                            ======       ======                       ========     ========

Average customers (thousands)                587.2        572.1         2.6%
                                            ======       ======


Retail Output to Line (kilowatt hours)                                                 4,098.6      4,106.9       -0.2%
                                                                                      ========     ========

Natural Gas division (Peoples Gas System)
     Peoples Gas System (PGS) reported net income of $9.8 million for the quarter, compared with $10.5 million for the same period last year. Quarterly results reflected mild winter weather patterns which more than offset customer growth of almost 4 percent. Volumes for low-margin, gas transportation for electric power generators, interruptible customers and off-system sales increased as lower gas prices made gas utilization more attractive for these price-sensitive customers. Operating expenses were lower than last year reflecting the lower cost of gas sold, while depreciation increased due to normal plant growth. A summary of the operating statistics for the three months ended Mar. 31, 2002 and 2001 is below:

(in millions, except average customers)           Operating Revenues                           Therms
                                          -----------------------------------           --------------------
Three Months Ended Mar. 31,                 2002          2001        Change             2002          2001     Change
                                           -------       ------      --------           ------        ------   --------
By Customer Segment:
Residential                                $  25.8       $ 41.8       -38.3%              25.3         27.5       -8.0%
Commercial                                    35.7         67.5       -47.1%              95.9         90.8        5.6%
Industrial                                     3.3          3.9       -15.4%              67.4         62.0        8.7%
Off system sales                              10.4          4.4       136.4%              33.3          6.6      404.5%
Power generation                               2.9          2.9          --              116.2         78.0       49.0%
Other revenues                                 7.3         13.6       -46.3%                --           --        --
                                           -------       ------                          -----        -----
                                           $  85.4       $134.1       -36.3%             338.1        264.9       27.6%
                                           =======       ======                          =====        =====

By Sales Type:
System supply                              $  57.8       $105.0       -45.0%              91.6         82.0       11.7%
Transportation                                20.3         15.5        31.0%             246.5        182.9       34.8%
Other revenues                                 7.3         13.6       -46.3%                --           --        --
                                           -------       ------                          -----        -----
                                           $  85.4       $134.1       -36.3%             338.1        264.9       27.6%
                                           =======       ======                          =====        =====       ====

Average customers (thousands)                276.0        266.3         3.6%
                                           =======       ======

     Peoples Gas System filed a Test Year Notification letter with the Florida Public Service Commission on Apr. 26, 2002, which notified the FPSC of PGS's intent to file a petition for rate relief on or before June 30, 2002 designating 2003 as the test year for determining rates. The petition, if filed, would contain a request for a rate increase to reflect, among other things, the effects of inflation and investment in system expansion since PGS's last rate case in 1992.

Other

     AFUDC was $6.0 million and $1.1 million for the three months ended Mar. 31, 2002 and 2001, respectively. AFUDC has increased reflecting Tampa Electric's generation expansion programs.

     Total interest charges were $17.4 million for the three months ended Mar. 31, 2002 compared to $20.8 million for the same period in 2001. Increased financing costs for the first quarter of 2002 reflecting primarily higher borrowing levels were offset by greater AFUDC credits.

Critical Accounting Policies

     Management's Discussion & Analysis of Financial Condition & Results of Operations are based on Tampa Electric Company's consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are based on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and judgments under different assumptions or conditions. Please refer to Critical Accounting Policies of the Management's Discussion & Analysis of Financial Condition & Results of Operations section of the Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2001 for a discussion of our critical accounting policies.

Liquidity and Changes in Financial Condition

     On Apr. 25, 2002, Standard & Poor's Rating Service (S&P) lowered the ratings on Tampa Electric Company's debt securities to A- from A for its senior secured debt and senior unsecured debt, and to A-2 from A-1 for its commercial paper. S&P indicated that the rating outlook remained negative. The ratings actions were attributed to increased debt levels, the required capital outlays, and the uncertainties related to industry restructuring. These downgrades and any future downgrades may affect the company's ability to borrow and increase costs, which may decrease earnings.

Credit Ratings/Senior Debt (as of Apr. 25, 2002)

                              Moody's        Standard & Poor's        Fitch
                              -------        -----------------        -----
     Senior Secured             Aa3                  A-                AA-
     Senior Unsecured            A1                  A-                 A+
     Commercial Paper            P1                  A2                F1+

     Tampa Electric Company issues commercial paper. This program is backed by the bank credit line facilities. The company's ability to utilize our commercial paper program is dependent upon maintaining an investment grade rating, and would be adversely affected by changes in the commercial paper market or if bank credit facilities were unavailable.

Accounting Standards
--------------------

Business Combinations, Goodwill and Other Intangible Assets

     Effective Jan. 1, 2002, the company adopted Financial Accounting Standards Board FAS 141, Business Combinations, and FAS 142, Goodwill and Other Intangible Assets. FAS 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting. With the adoption of FAS 142, goodwill is no longer subject to amortization. Rather, goodwill is subject to at least an annual assessment for impairment by applying a fair-value-based test. Under the new rules, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. These intangible assets will be required to be amortized over their useful lives. Tampa Electric Company has no recorded goodwill.

Accounting for Asset Retirement Obligations

     In July 2001, the Financial Accounting Standards Board issued FAS 143, Accounting for Asset Retirement Obligations, which requires the recognition of a liability at fair value for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is accreted to its future value and the corresponding amount capitalized at inception is depreciated over the useful life of the asset. The liability must be revalued each period based on current market prices. FAS 143 is effective for fiscal years beginning after June 15, 2002. The company is currently reviewing the impact that FAS 143 will have on its results.

Accounting for the Impairment or Disposal of Long-Lived Assets

     In August 2001 the Financial Accounting Standards Board issued FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. FAS 144 addresses accounting and reporting for the impairment or disposal of long-lived assets, including the disposal of a segment of business. The company's adoption of FAS 144, effective Jan. 1, 2002, has had no significant impact on its results.

Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Techinical Correction

     FAS 145: In April 2002, the Financial Accounting Standards Board issued FAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. In addition to rescinding the aforementioned statements, FAS 145 also amends FAS 13, Accounting for Leases, to eliminate and inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The company is reviewing the impact that FAS 145 will have on its results.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk
------------------

     Tampa Electric Company is exposed to changes in interest rates primarily as a result of its borrowing activities, as discussed in Item 7a of the Form 10-K for the year ended Dec. 31, 2001, previously filed with the Securities and Exchange Commission. At Mar. 31, 2002, there was no material change from Dec. 31, 2001, in the company's exposure to interest rate risk.

Commodity Price Risk
--------------------

     Tampa Electric and Peoples Gas System, are subject to commodity price risk, as discussed in Item 7a of the Form 10-K for the year ended Dec. 31, 2001, previously filed with the Securities and Exchange Commission. At Mar. 31, 2002, there was no material change from Dec. 31, 2001, in the company's exposure to commodity price risk.

                           PART II. OTHER INFORMATION
                           --------------------------

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          (a)     Exhibits

          10.1 Compensation Committee's Determinations Regarding Crediting Rates for the TECO Energy Group Deferred Compensation Plan.

          12      Ratio of earnings to fixed charges

          (b)     Reports on Form 8-K

                  The registrant did not file any Current Reports on Form 8-K for the quarter ended Mar. 31, 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               TAMPA ELECTRIC COMPANY
                                        ----------------------------------------
                                                    (Registrant)




Date:    May 14, 2002                   *By: /s/ G. L. GILLETTE
                                             -----------------------------------
                                                   G. L. GILLETTE
                                               Senior Vice President - Finance
                                                 and Chief Financial Officer
                                                (Principal Financial Officer)

                                INDEX TO EXHIBITS

Exhibit No.     Description of Exhibits

   10.1 Compensation Committee's Determinations Regarding Crediting Rates for the TECO Energy Group Deferred Compensation Plan.

   12           Ratio of earnings to fixed charges