Form 10-Q
period 2002-06-30
TAMPA ELECTRIC CO
filed 2002-08-14
CIK 96271

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 1-5007

TAMPA ELECTRIC COMPANY
(Exact name of registrant as specified in its charter)

FLORIDA (State or other jurisdiction of incorporation or organization)	59-0475140 (I.R.S. Employer Identification Number)

702 N. Franklin Street, Tampa, Florida (Address of principal executive offices)	33602 (Zip Code)

Registrant’s telephone number, including area code: (813) 228-4111

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date (July 31, 2002):

Common Stock, Without Par Value   10

The registrant meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

Index to Exhibits Appears on Page 22

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

            In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments that are of a recurring nature and necessary to present fairly the financial position of Tampa Electric Company as of June 30, 2002 and 2001, and the results of operations and cash flows for the three-month and six-month periods ended June 30, 2002 and 2001. The results of operations for the three-month and six-month periods ended June 30, 2002 are not necessarily indicative of the entire fiscal year ending Dec. 31, 2002. Reference should be made to the explanatory notes affecting the income and balance sheet accounts contained in Tampa Electric Company’s Annual Report on Form 10-K for the year ended Dec. 31, 2001 and to the notes on pages 9 through 13 of this report.

TAMPA ELECTRIC COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited
(in millions)

	June 30, 2002	Dec. 31, 2001

ASSETS
Property, plant and equipment
Utility plant in service
Electric	$4,253.2	$4,112.3
Gas	716.9	699.4
Construction work in progress	589.9	404.4

	5,560.0	5,216.1
Accumulated depreciation	(2,087.0)	(2,014.8)

	3,473.0	3,201.3
Other property	7.9	8.2

	3,480.9	3,209.5

Current assets
Cash and cash equivalents	2.9	15.4
Restricted cash	146.3	—
Receivables, less allowance for uncollectibles	212.0	166.8
Inventories, at average cost
Fuel	85.8	69.0
Materials and supplies	51.4	51.0
Prepayments and other	15.7	12.5

	514.1	314.7

Deferred debits
Unamortized debt expense	13.5	13.6
Deferred income taxes	133.6	136.2
Regulatory assets	141.0	192.1
Other	15.1	13.1

	303.2	355.0

	$4,298.2	$3,879.2

The accompanying notes are an integral part of the condensed consolidated financial statements.

TAMPA ELECTRIC COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS – continued
Unaudited
(in millions)

	June 30, 2002	Dec. 31, 2001

LIABILITIES AND CAPITAL
Capital
Common stock	$1,517.1	$1,318.1
Retained earnings	312.8	304.4
Accumulated other comprehensive loss	—	(0.1)

	1,829.9	1,622.4
Long-term debt, less amount due within one year	804.9	880.9

	2,634.8	2,503.3

Current Liabilities
Long-term debt due within one year	377.7	156.1
Notes payable	281.2	249.0
Accounts payable	133.6	135.8
Customer deposits	89.3	86.3
Interest accrued	20.2	16.1
Taxes accrued	102.6	57.3

	1,004.6	700.6

Deferred credits
Deferred income taxes	420.8	441.6
Investment tax credits	29.3	31.6
Regulatory liabilities	101.3	106.2
Other	107.4	95.9

	658.8	675.3

	$4,298.2	$3,879.2

The accompanying notes are an integral part of the condensed consolidated financial statements.

TAMPA ELECTRIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited
(in millions)

	For the three months ended June 30,

	2002	2001

Revenues
Electric (includes franchise fees and gross receipts taxes of $16.4 million in 2002, and $13.8 million in 2001)	$413.1	$358.8
Gas (includes franchise fees and gross receipts taxes of $2.3 million in 2002, and $4.0 million in 2001)	77.3	82.3

	490.4	441.1

Operating expenses
Operations
Fuel	117.0	68.3
Purchased power	63.5	75.1
Natural gas sold	38.2	43.4
Other	68.0	62.5
Maintenance	27.7	26.6
Depreciation	54.3	49.8
Taxes-federal and state income	26.1	24.0
Taxes-other than income	34.1	33.2

	428.9	382.9

Operating income	61.5	58.2

Other income
Allowance for other funds used during construction	5.7	1.3
Other income, net	0.3	0.7

Total other income	6.0	2.0

Interest charges
Interest on long-term debt	17.4	14.2
Other interest	2.5	4.2
Allowance for borrowed funds used during construction	(2.2)	(0.5)

Total interest charges	17.7	17.9

Net income	$49.8	$42.3

The accompanying notes are an integral part of the condensed consolidated financial statements.

TAMPA ELECTRIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Unaudited
(in millions)

	For the six months ended June 30,

	2002	2001

Revenues
Electric (includes franchise fees and gross receipts taxes of $30.3 million in 2002, and $26.9 million in 2001)	$758.6	$694.6
Gas (includes franchise fees and gross receipts taxes of $5.6 million in 2002, and $10.6 million in 2001)	162.7	216.4

	921.3	911.0

Operating expenses
Operations
Fuel	214.3	144.6
Purchased power	102.7	129.7
Natural gas sold	73.5	125.4
Other	131.3	125.2
Maintenance	54.6	53.9
Depreciation	107.3	98.9
Taxes-federal and state income	50.4	47.0
Taxes-other than income	67.2	68.8

	801.3	793.5

Operating income	120.0	117.5

Other income
Allowance for other funds used during construction	10.0	2.1
Other income, net	0.7	2.4

Total other income	10.7	4.5

Interest charges
Interest on long-term debt	34.2	28.1
Other interest	4.8	11.4
Allowance for borrowed funds used during construction	(3.9)	(0.8)

Total interest charges	35.1	38.7

Net income	$95.6	$83.3

The accompanying notes are an integral part of the condensed consolidated financial statements.

TAMPA ELECTRIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(in millions)

	For the six months ended June 30,

	2002	2001

Cash flows from operating activities
Net income	$95.6	$83.3
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	107.3	98.9
Deferred income taxes	(26.0)	12.3
Investment tax credits, net	(2.2)	(2.2)
Allowance for funds used during construction	(13.9)	(2.9)
Deferred recovery clause	51.3	(25.0)
Receivables, less allowance for uncollectibles	(45.3)	(18.2)
Inventories	(17.2)	(31.2)
Taxes accrued	45.3	10.5
Interest accrued	4.2	(14.5)
Accounts payable	(2.1)	(25.9)
Other	11.9	(12.5)

Cash flows from operating activities	208.9	72.6

Cash flows from investing activities
Capital expenditures	(379.7)	(226.7)
Allowance for funds used during construction	13.9	2.9

Cash flows from investing activities	(365.8)	(223.8)

Cash flows from financing activities
Proceeds from contributed capital from parent	199.0	158.0
Proceeds from long-term debt	147.1	250.0
Repayment of long-term debt	(0.4)	(0.4)
Funds held by Trustee - restricted cash	(146.3)	—
Net increase (decrease) in short-term debt	32.2	(172.6)
Payment of dividends	(87.2)	(83.4)

Cash flows from financing activities	144.4	151.6

Net (decrease) increase in cash and cash equivalents	(12.5)	0.3
Cash and cash equivalents at beginning of period	15.4	0.7

Cash and cash equivalents at end of period	$2.9	$1.0

The accompanying notes are an integral part of the condensed consolidated financial statements.

TAMPA ELECTRIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Unaudited
(in millions)

	Three months ended June 30,		Six months ended June 30,

	2002	2001	2002	2001

Net income	$49.8	$42.3	$95.6	$83.3

Other comprehensive income, net of tax:
Cash flow hedges net of adjustments (see Note C)	—	—	0.1	—

Comprehensive income	$49.8	$42.3	$95.7	$83.3

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A.     Summary of Significant Accounting Policies

              Tampa Electric Company (the “Company”) is comprised of the Electric division, generally referred to as Tampa Electric and the Natural Gas division, which does business as Peoples Gas System, generally referred to as Peoples Gas System (PGS).

               Revenue Recognition : The Company recognizes revenues in accordance with the Securities and Exchange Commissions Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements . The criteria outlined in SAB 101 are that a) there is persuasive evidence that an arrangement exists; b) delivery has occurred or services have been rendered; c) the fee is fixed and determinable; and d) collectibility is reasonably assured. The Company recognizes revenues on a gross basis when earned for the physical delivery of products or services, and the risks and rewards of ownership have transferred to the buyer. Revenues for any financial or hedge transactions that do not result in physical delivery are reported on a net basis.

              The Company’s retail business and the prices charged to customers are regulated by the Florida Public Service Commission (FPSC). Tampa Electric’s wholesale business is regulated by the Federal Energy Regulatory Commission (FERC). As a result, the Company qualifies for the application of Financial Accounting Standard (FAS) 71, Accounting for the Effects of Certain types of Regulation . See Note D for a discussion of the applicability of FAS 71 to the Company.

               Accounting for Excise Taxes, Franchise Fees and Gross Receipts: Tampa Electric and PGS expense immaterial excise taxes when incurred. Tampa Electric and PGS are allowed to recover certain costs incurred from customers through prices approved by the regulatory process. The amounts included in customers’ bills for franchise fees and gross receipt taxes are included as revenues on the Condensed Consolidated Income Statement. These amounts totaled $18.7 million and $17.8 million, for the three months ended June 30, 2002 and 2001, respectively, and $35.9 million and $37.5 million, for the six months ended June 30, 2002 and 2001, respectively. Franchise fees and gross receipt taxes payable by the Tampa Electric and PGS are included as an expense on the Condensed Consolidated Statement of Income in Taxes, other than income, and equaled the revenues collected.

               Planned Major Maintenance: The Company accounts for planned maintenance projects by expensing the costs as incurred. Planned major maintenance projects that do not increase the overall life or value of the related assets are expensed. When the major maintenance materially increases the life or value of the underlying asset, the cost is capitalized. While normal maintenance outages covering various areas of Tampa Electric’s plants generally occur on at least a yearly basis, major overhauls occur less frequently. Concurrent with a planned major maintenance outage, the cost of adding or replacing retirement units-of-property is capitalized in conformity with FPSC and FERC regulations.

               Principles of Consolidation and Reclassifications: Tampa Electric Company is a wholly-owned subsidiary of TECO Energy, Inc. Certain reclassifications have been made to prior period amounts to conform with the current period presentations. These reclassifications did not affect total net income, total assets, or net cash flows.

B.     Derivatives and Hedging

              From time to time, the Company enters into futures, forwards, swaps and option contracts to limit the exposure to price fluctuations for the physical purchases and sales of natural gas in the course of normal operations at Tampa Electric and PGS, and to limit the exposure to interest rate fluctuations on debt issuances. The Company only uses derivatives to reduce normal operating and market risks, not for speculative purposes.

              FAS 133, Accounting for Derivative Instruments and Hedging , requires companies to recognize derivatives as either assets or liabilities in the financial statements, to measure those instruments at fair value, and to reflect the changes in the fair value of those instruments as either components of other comprehensive income (OCI) or in net income, depending on the designation of those instruments.

              The changes in fair value that are recorded in OCI are not recognized in current net income. As the underlying hedged transaction matures or physical commodity is delivered, the deferred gain or loss on the related hedging instrument must be reclassified from OCI to earnings. For hedge transactions, the amount reclassified from OCI to earnings is offset in net income by the amount paid or received on the underlying physical transaction.

              At June 30, 2002, the Company had derivative liabilities totaling $0.2 million. There were no amounts in OCI related to derivatives designated as cash flow hedges at June 30, 2001. Amounts recorded in OCI reflect the value of derivative instruments designated as hedges, based on market prices as of the balance sheet date. These amounts are expected to fluctuate with movements in market prices and may or may not be realized as a loss upon reclassification from OCI.

              As of June 30, 2002, Tampa Electric had transactions in place to hedge commodity price risk that qualify for cash flow hedge accounting treatment under FAS 133. During the three months ended June 30, 2002, the Company reclassified net pretax losses of $0.1 million to earnings for cash flow hedges. There were no reclassifications for the six months ended June 30, 2002 or 2001. Amounts reclassified from OCI were related to cash flow hedges of physical purchases of natural gas. For these types of hedge relationships, the loss on the derivative, reclassified from OCI to earnings, is offset by the reduced expense arising from lower prices paid for spot purchases of natural gas.

C.     Comprehensive Income

              Statement of Financial Accounting Standards (FAS) No. 130, Reporting Comprehensive Income , requires that comprehensive income, which includes net income as well as certain changes in assets and liabilities recorded in common equity, be reported in the financial statements. For the six months ended June 30, 2002 OCI reflected the $0.1 million adjustment for cash flow hedge losses included that were reclassified to net income. There were no components of OCI for the three months ended June 30, 2002, or in the three or six months ended June 30, 2001.

D.     Regulatory Assets and Liabilities

              Tampa Electric and PGS maintain their accounts in accordance with recognized policies prescribed or permitted by the FPSC. In addition, Tampa Electric maintains its accounts in accordance with recognized policies prescribed or permitted by the FERC. These policies conform with generally accepted accounting principles in all material respects.

              The Company applies the accounting treatment permitted by FAS 71, Accounting for the Effects of Certain Types of Regulation. Areas of applicability include: deferral of revenues under approved regulatory agreements; revenue recognition resulting from cost recovery clauses that provide for monthly billing charges to reflect increases or decreases in fuel; purchased power, conservation and environmental costs; and deferral of costs as regulatory assets when cost recovery is ordered over a period longer than a fiscal year, to the period that the regulatory agency recognizes them. Details of the regulatory assets and liabilities as of June 30, 2002 and Dec. 31, 2001 are presented in the following table:

(in millions)	June 30, 2002	Dec. 31, 2001

Regulatory assets:
Regulatory tax asset (1)	$45.9	$41.3
Other:
Cost recovery clauses	54.2	105.2
Coal contract buyout (2)	6.8	8.1
Deferred bond refinancing costs (3)	12.6	13.4
Environmental remediation	20.3	22.3
Other	1.2	1.8

	95.1	150.8

Total regulatory assets	$141.0	$192.1

Regulatory liabilities:
Regulatory tax liability (1)	$39.8	$43.1
Other:
Deferred allowance auction credits	1.2	1.1
Cost recovery clauses	0.9	0.5
Deferred gain on property sales (4)	0.8	0.9
Revenue refund	4.3	6.3
Environmental remediation	20.3	22.3
Transmission and distribution storm reserve	34.0	32.0

	61.5	63.1

Total regulatory liabilities	$101.3	$106.2

             ______________

(1)	Related primarily to plant life. Includes excess deferred taxes of $22.7 million and $24.6 million as of June 30, 2002 and Dec. 31, 2001, respectively.
(2)	Amortized over a 10-year period ending December 2004.
(3)	Refinancing costs comprise:

Debt related to	Amortized until

Refinancing costs for $155.0 million	2003
Refinancing costs for $51.6 million	2005
Refinancing costs for $25.0 million	2011
Refinancing costs for $38.0 million	2011
Refinancing costs for $100.0 million	2012
Refinancing costs for $85.9 million	2014

(4)	Amortized over a 5-year period with various ending dates.

E.     Purchased Power

              Tampa Electric purchases power on a regular basis primarily to meet the needs of its retail customers. For the three months and six months ended June 30, 2002, Tampa Electric purchased $63.5 million, and $102.7 million, respectively. Purchased power for the same periods last year were $75.1 million, and $129.7 million, respectively.

F.     Commitments and Contingencies

              The Company has made certain commitments in connection with its continuing construction program. Total construction expenditures during 2002 are estimated to be $608.2 million for Tampa Electric and $62.4 million for PGS.

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

G.     Contribution by Operating Division

(in millions)	Three Months Ended		Six Months Ended

	Revenues	Net Income	Revenues	Net Income

June 30, 2002
Tampa Electric (1)	$413.3	$45.4	$759.0	$81.4
Peoples Gas System (2)	77.3	4.4	162.7	14.2

	490.6	49.8	921.7	95.6
Other and eliminations	(0.2)	—	(0.4)	—

Tampa Electric Company	$490.4	$49.8	$921.3	$95.6

June 30, 2001
Tampa Electric (1)	$359.0	$38.1	$695.0	$68.6
Peoples Gas System (2)	82.3	4.2	216.4	14.7

	441.3	42.3	911.4	83.3
Other and eliminations	(0.2)	—	(0.4)	—

Tampa Electric Company	$441.1	$42.3	$911.0	$83.3

             ______________

(1)	Net income includes provisions for taxes of $23.3 million and $41.5 million, respectively, for the three and six months ended June 30, 2002, and $21.5 million and $38.3 million, respectively, for the three and six months ended June 30, 2001.
(2)	Net income includes provisions for taxes of $2.8 million and $8.9 million, respectively, for the three and six months ended June 30, 2002, and $2.5 million and $8.7 million, respectively, for the three and six months ended June 30, 2001.

H.     Long-Term Debt and Other Financings

              In June 2002, the Hillsborough County Industrial Development Authority (HCIDA) issued $147.1 million of HCIDA Pollution Control Revenue Refunding Bonds (Tampa Electric Company Project) Series 2002 for the benefit of the Company. The bonds were issued to refund three existing HCIDA Pollution Control Revenue Bonds in July and August 2002. The Company is responsible for repayment of the interest and principal associated with the issuance of the 2002 refunding bonds. The average rate on the new bonds is 5.33% compared to an average coupon rate of 7.64% on the refunded bonds. Restricted cash of $146.3 million held by the trustee from the proceeds of the 2002 refunding bonds is reflected as a financing activity in the Condensed Consolidated Statements of Cash Flows and was applied to payment of the refunded bonds in July and August 2002.

I.     New Accounting Pronouncements

               FAS 141 and FAS 142: Effective Jan. 1, 2002, the Company adopted Financial Accounting Standards Board FAS 141, Business Combinations , and FAS 142, Goodwill and Other Intangible Assets . FAS 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting. With the adoption of FAS 142, goodwill is no longer subject to amortization. Rather, goodwill is subject to an annual assessment for impairment by applying a fair-value-based test. Under the new rules, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer’s intent to do so.

  These intangible assets are required to be amortized over their useful lives. The Company has no recorded goodwill.

               FAS 143: In July 2001, the Financial Accounting Standards Board issued FAS 143, Accounting for Asset Retirement Obligations , which requires the recognition of a liability at fair value for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is accreted to its future value. The corresponding amount capitalized at inception is depreciated over the useful life of the asset. The liability must be revalued each period based on current market prices. FAS 143 is effective for fiscal years beginning after June 15, 2002. The Company is reviewing the impact that implementation of FAS 143 will have on the Company’s results.

               FAS 145 : In April 2002, the Financial Accounting Standards Board issued FAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections . In addition to rescinding the aforementioned statements, FAS 145 also amends FAS 13, Accounting for Leases , to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The implementation of FAS 145 is not anticipated to have a significant impact on the Company’s results.

               FAS 146 : In July 2002, the Financial Accounting Standards Board issued FAS 146, Accounting for Costs Associated with Exit or Disposal Activities , which addresses the accounting for costs under certain circumstances, including costs to terminate a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. FAS 146 is effective for disposal activities initiated after December 31, 2002.

Item 2.	Management’s Narrative Analysis of Results of Operations

            This Quarterly Report on Form 10-Q contains forward-looking statements, which are subject to the inherent uncertainties in predicting future results and conditions. These forward-looking statements include references to the Company’s anticipated results of operations, growth rates, capital investments and funding requirements and other future plans. Certain factors that could cause actual results to differ materially from those projected in these forward-looking statements include the following: interest rates and other factors that could impact the Company’s ability to obtain access to sufficient capital on satisfactory terms; general economic conditions, particularly those in Tampa Electric’s service area affecting energy sales; weather variations affecting energy sales and operating costs; potential competitive changes in the electric and gas industries, particularly in the area of retail comp etition; regulatory actions affecting Tampa Electric and Peoples Gas System (PGS); commodity price changes affecting the competitive positions of Tampa Electric and PGS; and changes in and compliance with environmental regulations that may impose additional costs or curtail some activities. Some of these factors are discussed more fully under “Investment Considerations’ in TECO Energy’s Annual Report on Form 10-K for the year ended Dec. 31, 2001, and in TECO Energy’s Registration Statement on Form S-3 (Registration No. 333-83958), and references are made thereto.

Results of Operations

Three Months Ended June 30, 2002:

            The Company’s net income for the quarter ended June 30, 2002 was $49.8 million, up from $42.3 million recorded for the three-month period ended June 30, 2001. The 18-percent increase for the quarter relative to last year reflected higher sales due to continued strong customer growth, a return to more normal weather patterns and higher allowance for funds used during construction (AFUDC) (which represents allowed interest and equity cost capitalized to the construction costs), primarily from the Gannon to Bayside Units 1 and 2 repowering project.

Electric division (Tampa Electric)

            Tampa Electric’s net income for the second quarter was $45.4 million, compared with $38.1 million for the same period in 2001. Tampa Electric showed improved results from customer growth of almost 3 percent and 12 percent higher retail energy sales due to more-normal weather patterns. Retail energy sales in 2001 were lower due to mild spring weather. Results for the quarter included higher depreciation expense from normal plant additions and higher operations and maintenance expense related to a small-scale employee retirement program. The equity component of AFUDC, primarily from the Gannon to Bayside Units 1 and 2 repowering project, increased to $5.7 million for the quarter, from $1.3 million for the same period last year. A summary of the operating statistics for the three months ended June 30, 2002 and 2001 follows:

(in millions, except average customers)	Operating revenues			Kilowatt-hour sales

Three months ended June 30,	2002	2001	% Change	2002	2001	% Change

Residential	$193.5	$158.1	22.4	2,069.2	1,793.8	15.4
Commercial	119.5	103.3	15.7	1,525.0	1,415.5	7.7
Industrial - Phosphate	21.5	17.2	25.0	376.8	335.1	12.4
Industrial - Other	21.7	18.6	16.7	319.2	289.4	10.3
Other sales of electricity	29.6	25.7	15.2	364.2	337.2	8.0
Deferred and other revenues	(0.4)	7.3	(105.5)	—	—	—

	385.4	330.2	16.7	4,654.4	4,171.0	11.6
Sales for resale	18.6	20.5	(9.3)	321.3	341.8	(6.0)
Other operating revenue	9.3	8.3	12.0	—	—	—

	$413.3	$359.0	15.1	4,975.7	4,512.8	10.3

Average customers (thousands)	588.4	572.8	2.7

Retail output to line (kilowatt hours)				4,968.2	4,590.4	8.2

Natural Gas division (Peoples Gas System)

            PGS reported net income of $4.4 million for the quarter, compared with $4.2 million for the same period last year. Quarterly results reflected almost 4 percent customer growth, higher commercial usage, increased gas transportation for power generation customers and off-system sales, and lower operating expenses. Operating expenses were lower than last year reflecting the lower cost of gas sold, while depreciation increased due to normal plant growth. A summary of operating statistics for the three months ended June 30, 2002 and 2001 is below:

(in millions, except average customers)	Operating revenues			Therms

Three months ended June 30,	2002	2001	% Change	2002	2001	% Change

By Customer Segment:
Residential	$14.9	$17.8	(16.3)	10.2	11.0	(7.3)
Commercial	28.6	40.2	(28.8)	76.4	72.3	5.7
Industrial	3.1	2.9	6.9	64.5	63.1	2.2
Off system sales	20.7	8.7	137.9	52.5	19.0	176.3
Power generation	3.0	2.8	7.1	136.9	108.4	26.3
Other revenues	7.0	9.9	(29.3)	—	—	—

	$77.3	$82.3	(6.1)	340.5	273.8	24.4

By Sales Type:
System supply	$51.8	$58.0	(10.7)	84.1	62.0	35.6
Transportation	18.5	14.4	28.5	256.4	211.8	21.0
Other revenues	7.0	9.9	(29.3)	—	—	—

	$77.3	$82.3	(6.1)	340.5	273.8	24.4

Average customers (thousands)	276.7	266.2	3.9

            On June 27, 2002, PGS filed an application for a rate increase with the Florida Public Service Commission (FPSC). In this filing, PGS has requested the FPSC to authorize interim rate relief of $5.4 million of annual gross revenues effective within 60 days of the filing. In total, PGS is seeking a permanent rate increase of $22.6 million of annual base revenue, a 9 percent increase, with an allowed return on equity of 11.75 percent, compared with the current 11.25 percent, effective within eight months from the date of the filing. Since its last rate case in 1992, PGS has added more than 100,000 customers, a 57 percent increase, nearly doubled its pipeline system to almost 9,000 miles and experienced a 30 percent increase in the consumer price index.

Non-operating Items

            The equity portion of AFUDC was $5.7 million and $1.3 million for the three months ended June 30, 2002 and 2001, respectively. AFUDC has increased due to Tampa Electric’s generation expansion program.

            Total interest charges were $17.7 million for the three months ended June 30, 2002 compared to $17.9 million for the same period in 2001. Increased financing costs for the second quarter of 2002, reflecting primarily higher borrowing levels were offset by greater AFUDC credits.

Six Months Ended June 30, 2002:

            The Company’s net income for the six months ended June 30, 2002 was $95.6 million, up from $83.3 million recorded for the six-month period ended June 30, 2001. The 15-percent increase relative to last year reflected continued strong customer growth, improved results from higher income related to a pole attachment revenue true-up in the electric division and higher AFUDC, primarily related to the Gannon to Bayside Units 1 and 2 repowering project.

Electric division (Tampa Electric)

            Tampa Electric’s year-to-date net income increased almost 19 percent to $81.4 million, reflecting approximately 3 percent customer growth and more than 3 percent higher retail energy sales as a result of a return to more-normal spring weather. Tampa Electric also showed improved results from higher income accruals related to a pole attachment revenue true-up recorded in the first quarter of 2002. The equity component of AFUDC increased to $10.0 million for the first six months of 2002 from $2.1 million in the first half of 2001. Depreciation expense and operations and maintenance expenses increased as a result of the factors discussed for the quarter. A summary of operating statistics for the six months ended June 30, 2002 and 2001 follows:

(in millions, except average customers)	Operating revenues			Kilowatt-hour sales

Six months ended June 30,	2002	2001	%Change	2002	2001	% Change

Residential	$356.2	$316.6	12.5	3,783.6	3,672.6	3.0
Commercial	222.3	195.0	14.0	2,810.7	2,719.9	3.3
Industrial - Phosphate	37.7	33.2	13.6	693.6	678.2	2.3
Industrial - Other	40.8	34.6	17.9	602.5	560.6	7.5
Other sales of electricity	55.8	48.9	14.1	676.1	651.0	3.9
Deferred and other revenues	(9.8)	0.4	—	—	—	—

	703.0	628.7	11.8	8,566.5	8,282.3	3.4
Sales for resale	31.9	48.1	(33.7)	486.8	970.9	(49.9)
Other operating revenue	24.1	18.2	32.4	—	—	—

	$759.0	$695.0	9.2	9,053.3	9,253.2	(2.2)

Average customers (thousands)	587.8	572.5	2.7

Retail output to line (kilowatt hours)				9,066.8	8,697.4	4.2

Natural Gas division (Peoples Gas System)

            PGS’ year-to-date net income was $14.2 million, compared with $14.7 million for the same period last year. Year-to-date results reflected mild winter weather partially offset by almost 4 percent customer growth, higher commercial usage and increased volumes for low margin, transportation gas for electric power generators, interruptible customers and off-system sales as lower gas prices made gas utilization more attractive for price sensitive customers. Operating expenses were lower than last year, reflecting the lower cost of gas sold, while depreciation increased due to normal plant growth. A summary of operating statistics for the six months ended June 30, 2002 and 2001 follows:

(in millions, except average customers)	Operating revenues			Therms

Six months ended June 30	2002	2001	% Change	2002	2001	% Change

By Customer Segment:
Residential	$40.7	$59.6	(31.7)	35.4	38.5	(8.1)
Commercial	64.3	107.7	(40.3)	172.4	163.1	5.7
Industrial	6.5	6.8	(4.4)	131.9	125.1	5.4
Off system sales	31.1	13.1	137.4	85.9	25.6	235.5
Power generation	5.8	5.7	1.8	253.1	186.4	35.8
Other revenues	14.3	23.5	(39.1)	—	—	—

	$162.7	$216.4	(24.8)	678.7	538.7	26.0

By Sales Type:
System supply	$109.7	$163.1	(32.7)	175.8	143.9	21.3
Transportation	38.7	29.8	29.9	502.9	394.8	27.4
Other revenues	14.3	23.5	(39.1)	—	—	—

	$162.7	$216.4	(24.8)	678.7	538.7	26.0

Average customers (thousands)	276.3	266.2	3.8

Non-operating Items

            The equity component of AFUDC was $10.0 million and $2.1 million for the six months ended June 30, 2002 and 2001, respectively. AFUDC has increased due to Tampa Electric’s generation expansion program.

            Total interest charges were $35.1 million for the six months ended June 30, 2002 compared to $38.7 million for the same period in 2001. Increased financing costs for the first six months of 2002 reflecting primarily higher borrowing levels were offset by greater AFUDC credits.

Critical Accounting Policies

            Management’s Discussion & Analysis of Financial Condition & Results of Operations provides a narrative explanation of the Company’s consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are based on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and judgments under different assumptions or conditions. Please refer to Critical Accounting Policies of the Management’s Discussion & Analysis of Financial Condition & Results of Operations section of the Company’s Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2001 for a discussion of our critical accounting policies. See also Note A - Summary of Significant Accounting Policies to the Condensed Consolidated Financial Statements.

Liquidity and Changes in Financial Condition

            In June 2002, the Hillsborough County Industrial Development Authority (HCIDA) issued $147.1 million of HCIDA Pollution Control Revenue Refunding Bonds (Tampa Electric Company Project) Series 2002, for the benefit of the Company. Restricted cash at June 30, 2002 of $146.3 million primarily reflects the net proceeds from these bonds held by the trustee which were used in July and August 2002 to refund outstanding HCIDA tax-exempt debt previously issued for the benefit of Tampa Electric Company. This refinancing is expected to result in annual pretax savings of $3.4 million. See Note H to the Condensed Consolidated Financial Statements for additional information.

            As reported in the Company’s Form 10-Q for the quarter ended March 31, 2002, on April 25, 2002, Standard & Poors Rating Service (S&P) lowered the ratings on Tampa Electric’s debt securities to A- from A for its senior secured debt and senior unsecured debt, and to A-2 from A-1 for its commercial paper. The summary of all current credit ratings follows.

Credit Ratings/Senior Debt (as of Apr. 25, 2002)

	Moody’s	Standard & Poor’s	Fitch

Senior Secured	Aa3	A-	AA-
Senior Unsecured	A1	A-	A+
Commercial Paper	P1	A2	F1+

            The Company issues commercial paper. This program is backed by the Company’s $300 million bank credit line facilities. The Company’s ability to utilize its commercial paper program is dependent upon maintaining investment grade ratings, and would be adversely affected by changes in the commercial paper market or if bank credit facilities were unavailable. In order to utilize the bank credit facilities, the Company’s debt-to-capital ratio, as defined in the credit agreement, may not exceed 65.0% at the end of the applicable quarter. The Company’s debt-to-capital ratio was 41.9% at June 30, 2002.

Accounting Standards

Business Combinations, Goodwill and Other Intangible Assets

            Effective Jan. 1, 2002, the Company adopted Financial Accounting Standards Board FAS 141, Business Combinations , and FAS 142, Goodwill and Other Intangible Assets . FAS 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting. The Company has no recorded goodwill. See Note I to the Condensed Consolidated Financial Statements for additional information.

Accounting for Asset Retirement Obligations

            In July 2001, the Financial Accounting Standards Board issued FAS 143, Accounting for Asset Retirement Obligations , which requires the recognition of a liability at fair value for an asset retirement obligation in the period in which it is incurred. FAS 143 is effective for fiscal years beginning after June 15, 2002. The Company is reviewing the impact that FAS 143 will have on its results. See Note I to the Condensed Consolidated Financial Statements for additional information.

Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections

            In April 2002, the Financial Accounting Standards Board issued FAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections . See Note Q to the Condensed Consolidated Financial Statements on page 19 for additional information. The implementation of FAS 145 is not anticipated to have a significant impact on the Company’s results.

Accounting for Exit or Disposal Activities

            In July 2002, the Financial Accounting Standards Board issued FAS 146, Accounting for Costs Associated with Exit or Disposal Activities , which addresses the accounting for costs under certain circumstances, including costs to terminate a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. FAS 146 is effective for disposal activities initiated after December 31, 2002.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

            The Company is exposed to changes in interest rates primarily as a result of its borrowing activities, as discussed in Item 7a of the Company’s Annual Report on Form 10-K for the year ended Dec. 31, 2001. At June 30, 2002, there was no material change from Dec. 31, 2001, in the Company’s exposure to interest rate risk.

Commodity Price Risk

            The Company is subject to commodity price risk, as discussed in Item 7a of the Company’s Annual Report on Form 10-K for the year ended Dec. 31, 2001. At June 30, 2002, there was no material change from Dec. 31, 2001, in the Company’s exposure to commodity price risk.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

            The Company has advised the Florida Department of Environmental Protection (FDEP) that it expects to accept a resolution opportunity afforded in an FDEP violation letter dated July 12, 2002. Specifically, the allegation that Tampa Electric’s failure to timely respond to an information request violated a consent order would be resolved through performance of an environmental in-kind project at a cost of less than $200,000 in lieu of monetary sanctions.

See the discussion of additional environmental matters in Note F.

Item 6 .	Exhibits and Reports on Form 8-K

             (a)     Exhibits - See index on page 22.

             (b)     Reports on Form 8-K

            The registrant did not file any Current Reports on Form 8-K for the quarter ended June 30, 2002.

SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TAMPA ELECTRIC COMPANY (Registrant)
Date: August 13, 2002	*By: /s/ G. L. GILLETTE

G. L. GILLETTE Senior Vice President – Finance and Chief Financial Officer (Principal Financial Officer)

ELECTRIC Q

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibits

4.1	Loan and Trust Agreement among Hillsborough County Industrial Development Authority, Tampa Electric Company and The Bank of New York Trust Company of Florida, as trustee, dated as of June 11, 2002, maturing Oct. 1, 2013.

4.2	Loan and Trust Agreement among Hillsborough County Industrial Development Authority, Tampa Electric Company and The Bank of New York Trust Company of Florida, as trustee, dated as of June 11, 2002, maturing Oct. 1, 2023.

10.1	Annual Incentive Compensation Plan for TECO Energy and subsidiaries, as revised Apr. 17, 2002.

12	Ratio of earnings to fixed charges.

99	Certification by Chief Executive Officer and Chief Financial Officer.