Form 10-Q
period 2002-09-30
TAMPA ELECTRIC CO
filed 2002-11-14
CIK 96271

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

YES ☒ NO ☐

Number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date (October 31, 2002):

Common Stock, Without Par Value 10

The registrant meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

Index to Exhibits Appears on Page 25

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

         In the opinion of management, the unaudited consolidated financial statements include all adjustments that are of a recurring nature and necessary to present fairly the financial position of Tampa Electric Company as of Sept. 30, 2002 and 2001, and the results of operations and cash flows for the three-month and nine-month periods ended Sept. 30, 2002 and 2001. The results of operations for the three-month and nine-month periods ended Sept. 30, 2002 are not necessarily indicative of the entire fiscal year ending Dec. 31, 2002. Reference should be made to the explanatory notes affecting the income and balance sheet accounts contained in Tampa Electric Company’s Annual Report on Form 10-K for the year ended Dec. 31, 2001 and to the notes on pages 9 through 14 of this report.

TAMPA ELECTRIC COMPANY
CONSOLIDATED BALANCE SHEETS
Unaudited
(in millions)

	Sept. 30, 2002	Dec. 31, 2001

Assets
Property, plant and equipment
Utility plant in service
Electric	$3,987.2	$3,827.0
Gas	731.1	699.4
Construction work in progress	674.3	404.0

	5,392.6	4,930.4
Accumulated depreciation	(2,078.3)	(1,974.3)

	3,314.3	2,956.1
Other property	8.0	8.2

	3,322.3	2,964.3
Property held for sale, net	232.3	245.2

	3,554.6	3,209.5

Current assets
Cash and cash equivalents	7.3	15.4
Receivables, less allowance for uncollectibles	222.1	166.8
Inventories
Fuel, at average cost	79.2	69.0
Materials and supplies	50.7	51.0
Prepayments and other	15.4	12.5

	374.7	314.7

Deferred debits
Unamortized debt expense	24.6	8.0
Deferred income taxes	134.0	136.2
Regulatory assets	157.1	198.3
Other	10.4	12.5

	326.1	355.0

	$4,255.4	$3,879.2

The accompanying notes are an integral part of the consolidated financial statements.

TAMPA ELECTRIC COMPANY
CONSOLIDATED BALANCE SHEETS – continued
Unaudited
(in millions)

	Sept. 30, 2002	Dec. 31, 2001

Liabilities and Capital
Capital
Common stock	$1,535.2	$1,318.1
Retained earnings	268.7	304.4
Accumulated other comprehensive loss	—	(0.1)

	1,803.9	1,622.4
Long-term debt, less amount due within one year	1,346.2	880.9

	3,150.1	2,503.3

Current Liabilities
Long-term debt due within one year	81.0	156.1
Notes payable	5.0	249.0
Accounts payable	132.8	135.8
Customer deposits	93.2	86.3
Interest accrued	27.8	16.1
Taxes accrued	82.4	57.3

	422.2	700.6

Deferred credits
Deferred income taxes	442.8	441.6
Investment tax credits	28.2	31.6
Regulatory liabilities	101.1	106.2
Other	111.0	95.9

	683.1	675.3

	$4,255.4	$3,879.2

The accompanying notes are an integral part of the consolidated financial statements.

TAMPA ELECTRIC COMPANY
CONSOLIDATED STATEMENTS OF INCOME
Unaudited
(in millions)

	For the three months ended September 30,

	2002	2001

Revenues
Electric (includes franchise fees and gross receipts taxes of $17.5 million in 2002, and $16.2 million in 2001)	$439.0	$398.3
Gas (includes franchise fees and gross receipts taxes of $2.0 million in 2002, and $2.2 million in 2001)	74.3	70.6

	513.3	468.9

Operating expenses
Operations
Fuel	122.8	103.6
Purchased power	66.6	57.2
Cost of natural gas sold	37.6	34.3
Other	64.8	60.8
Maintenance	22.9	22.4
Depreciation	57.0	49.7
Taxes-federal and state income	35.3	34.0
Taxes-other than income	32.0	31.9

	439.0	393.9

Operating income	74.3	75.0

Other income
Allowance for other funds used during construction	6.9	2.0
Other income, net	0.8	1.2

Total other income	7.7	3.2

Interest charges
Interest on long-term debt	17.5	17.3
Other interest	1.0	2.2
Allowance for borrowed funds used during construction	(2.7)	(0.7)

Total interest charges	15.8	18.8

Net income	$66.2	$59.4

The accompanying notes are an integral part of the consolidated financial statements.

TAMPA ELECTRIC COMPANY
CONSOLIDATED STATEMENTS OF INCOME
Unaudited
(in millions)

	For the nine months ended September 30,

	2002	2001

Revenues
Electric (includes franchise fees and gross receipts taxes of $47.8 million in 2002, and $43.1 million in 2001)	$1,197.6	$1,092.9
Gas (includes franchise fees and gross receipts taxes of $7.6 million in 2002, and $12.9 million in 2001)	237.0	287.0

	1,434.6	1,379.9

Operating expenses
Operations
Fuel	337.1	248.1
Purchased power	169.3	186.9
Cost of natural gas sold	111.1	159.6
Other	196.0	186.1
Maintenance	77.5	76.3
Depreciation	164.3	148.6
Taxes-federal and state income	85.8	81.0
Taxes-other than income	99.2	100.7

	1,240.3	1,187.3

Operating income	194.3	192.6

Other income
Allowance for other funds used during construction	16.9	4.0
Other income, net	1.6	3.6

Total other income	18.5	7.6

Interest charges
Interest on long-term debt	51.8	45.4
Other interest	5.7	13.7
Allowance for borrowed funds used during construction	(6.5)	(1.6)

Total interest charges	51.0	57.5

Net income	$161.8	$142.7

The accompanying notes are an integral part of the consolidated financial statements.

TAMPA ELECTRIC COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
(in millions)

	For the nine months ended September 30,

	2002	2001

Cash flows from operating activities
Net income	$161.8	$142.7
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	164.3	148.6
Deferred income taxes	(10.0)	7.2
Investment tax credits, net	(3.3)	(3.3)
Allowance for funds used during construction	(23.4)	(5.6)
Deferred recovery clause	75.2	(23.6)
Refund to customers	(6.1)	—
Receivables, less allowance for uncollectibles	(55.4)	(20.5)
Inventories	(9.9)	(21.3)
Taxes accrued	25.0	57.6
Interest accrued	11.7	(8.2)
Accounts payable	(2.8)	(50.5)
Other	(11.4)	(14.4)

Cash flows from operating activities	315.7	208.7

Cash flows from investing activities
Capital expenditures	(510.8)	(335.4)
Allowance for funds used during construction	23.4	5.6

Cash flows from investing activities	(487.4)	(329.8)

Cash flows from financing activities
Proceeds from contributed capital from parent	217.0	164.0
Proceeds from long-term debt	690.4	250.0
Repayment of long-term debt	(302.4)	(54.5)
Net increase (decrease) in short-term debt	(244.0)	(120.7)
Payment of dividends	(197.4)	(116.8)

Cash flows from financing activities	163.6	122.0

Net (decrease) increase in cash and cash equivalents	(8.1)	0.9
Cash and cash equivalents at beginning of period	15.4	0.7

Cash and cash equivalents at end of period	$7.3	$1.6

The accompanying notes are an integral part of the consolidated financial statements.

TAMPA ELECTRIC COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Unaudited
(in millions)

	Three months ended Sept. 30,		Nine months ended Sept. 30,

	2002	2001	2002	2001

Net income	$66.2	$59.4	$161.8	$142.7

Other comprehensive income, net of tax:
Net gain (loss) on cash flow hedges (see Note C)	—	(0.1)	0.1	(0.1)

Comprehensive income	$66.2	$59.3	$161.9	$142.6

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

Revenue Recognition: The Company recognizes revenues in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements. The criteria outlined in SAB 101 are that a) there is persuasive evidence that an arrangement exists; b) delivery has occurred or services have been rendered; c) the fee is fixed and determinable; and d) collectibility is reasonably assured. The Company recognizes revenues on a gross basis when earned for the physical delivery of products or services, and the risks and rewards of ownership have transferred to the buyer. Revenues for any financial or hedge transactions that do not result in physical delivery are reported on a net basis.

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

Accounting for Excise Taxes, Franchise Fees and Gross Receipts: Excise taxes paid by Tampa Electric and PGS are not material and are expensed when incurred. Tampa Electric and PGS are allowed to recover certain costs incurred from customers through prices approved by the regulatory process. The amounts included in customers’ bills for franchise fees and gross receipt taxes are included as revenues on the Consolidated Statements of Income. These amounts totaled $19.5 million and $18.4 million, respectively, for the three months ended Sept. 30, 2002 and 2001, and $55.4 million and $56.0 million, respectively, for the nine months ended Sept. 30, 2002 and 2001. Franchise fees and gross receipt taxes payable by Tampa Electric and PGS are included as an expense on the Consolidated Statements of Income in Taxes, other than income, and totaled $19.5 million and $18.4 million, respectively, for the three months ended Sept. 30, 2002 and 2001, and $55.4 million and $55.9 million, respectively, for the nine months ended Sept. 30, 2002 and 2001.

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

Principles of Consolidation and Reclassifications: The Company is a wholly-owned subsidiary of TECO Energy, Inc. Certain reclassifications have been made to prior period amounts to conform with the current period presentations. These reclassifications did not affect total net income, total assets, or net cash flows.

B.       Derivatives and Hedging

From time to time, the Company enters into futures, forwards, swaps and option contracts to limit the exposure to price fluctuations for the physical purchases and sales of natural gas in the course of normal operations at Tampa Electric and PGS, and to limit the exposure to interest rate fluctuations on debt issuances. The Company only uses derivatives to reduce normal operating and market risks, not for speculative purposes. The Company’s primary objective in using derivative instruments for regulated operations is to reduce the impact of market price volatility on ratepayers.

FAS 133, Accounting for Derivative Instruments and Hedging Activities, requires companies to recognize derivatives as either assets or liabilities in the financial statements, to measure those instruments at fair value, and to reflect the changes in the fair value of those instruments as either components of other comprehensive income (OCI) or in net income, depending on the designation of those instruments. The changes in fair value that are recorded in OCI are not immediately recognized in current net income. As the underlying hedged transaction matures or physical commodity is delivered, the deferred gain or loss on the related hedging instrument must be reclassified from OCI to earnings based on its value at the time of its reclassification. For effective hedge transactions, the amount reclassified from OCI to earnings is offset in net income by the amount paid or received on the underlying physical transaction. Additionally, amounts defined in OCI related to an effective designated cash flow hedge must be reclassified to current earnings if the anticipated hedged transaction is no longer probable of occurring.

At Sept. 30, 2002, the Company had derivative assets totaling $1.2 million. There were no amounts in OCI related to derivatives designated as cash flow hedges at Sept. 30, 2002. At Sept. 30, 2001, OCI included $0.1 million of unrealized after-tax losses, representing the fair value of cash flow hedges whose underlying hedged transaction will occur in the future. Amounts recorded in OCI reflect the value of derivative instruments designated as hedges, based on market prices as of the balance sheet date. These amounts are expected to fluctuate with movements in market prices and may or may not be realized as a loss upon future reclassification from OCI.

As of Sept. 30, 2002, Tampa Electric had transactions in place to hedge commodity price risk that qualifies for cash flow hedge accounting treatment under FAS 133. During the three and nine months ended Sept. 30, 2002, the Company reclassified net pretax losses of $0.4 million and $0.4 million, respectively, to earnings for cash flow hedges compared to pre-tax losses of $0.6 million for the three and nine months ended Sept. 30, 2001. Amounts reclassified from OCI were related to cash flow hedges of physical purchases of natural gas. For these types of hedge relationships, the loss on the derivative, reclassified from OCI to earnings, is offset by the reduced expense arising from lower prices paid for spot purchases of natural gas.

C.       Comprehensive Income

FAS 130, Reporting Comprehensive Income, requires that comprehensive income, which includes net income as well as certain changes in assets and liabilities recorded in common equity, be reported in the financial statements. Components of OCI are presented below:

(in millions)	Gross	Tax	Net

Three months ended Sept. 30, 2002
Unrealized (loss) gain on cash flow hedges	$(0.4)	$(0.1)	$(0.3)
Less: Loss (gain) reclassified to net income	0.4	0.1	0.3

Total other comprehensive income (loss)	$—	$—	$—

Three months ended Sept. 30, 2001
Unrealized (loss) gain on cash flow hedges	$(0.7)	$(0.2)	$(0.5)
Less: Loss (gain) reclassified to net income	0.6	0.2	0.4

Total other comprehensive income (loss)	$(0.1)	$—	$(0.1)

Nine months ended Sept. 30, 2002
Unrealized (loss) gain on cash flow hedges	$(0.3)	$—	$(0.3)
Less: Loss (gain) reclassified to net income	0.4	—	0.4

Total other comprehensive income (loss)	$0.1	$—	$0.1

Nine months ended Sept. 30, 2001
Unrealized (loss) gain on cash flow hedges	$(0.7)	$(0.2)	$(0.5)
Less: Loss (gain) reclassified to net income	0.6	0.2	0.4

Total other comprehensive income (loss)	$(0.1)	$—	$(0.1)

D.       Regulatory Assets and Liabilities

Tampa Electric and PGS maintain their accounts in accordance with recognized policies of the FPSC. In addition, Tampa Electric maintains its accounts in accordance with recognized policies prescribed or permitted by the FERC. These policies conform with generally accepted accounting principles in all material respects.

The Company applies the accounting treatment permitted by FAS 71, Accounting for the Effects of Certain Types of Regulation. Areas of applicability include: deferral of revenues under approved regulatory agreements; revenue recognition resulting from cost recovery clauses that provide for monthly billing charges to reflect increases or decreases in fuel; purchased power, conservation and environmental costs; and deferral of costs as regulatory assets when cost recovery is ordered over a period longer than a fiscal year, to the period that the regulatory agency recognizes them. Details of the regulatory assets and liabilities as of Sept. 30, 2002 and Dec. 31, 2001 are presented in the following table:

(in millions)	Sept. 30, 2002	Dec. 31, 2001

Regulatory assets:
Regulatory tax asset (1)	$49.9	$41.3
Other:
Cost recovery clauses	32.1	105.2
Coal contract buyout (2)	6.1	8.1
Deferred bond refinancing costs (3)	36.8	13.7
Environmental remediation	20.3	22.3
Competitive rate adjustment	7.2	5.9
Other	4.7	1.8

	107.2	157.0

Total regulatory assets	$157.1	$198.3

Regulatory liabilities:
Regulatory tax liability (1)	$38.2	$43.1
Other:
Deferred allowance auction credits	1.2	1.1
Cost recovery clauses	2.6	0.5
Deferred gain on property sales (4)	0.7	0.9
Revenue refund	0.3	6.3
Environmental remediation	20.3	22.3
Transmission and distribution storm reserve	35.0	32.0
Other	2.8	—

	62.9	63.1

Total regulatory liabilities	$101.1	$106.2

(1)	Related primarily to plant life. Includes excess deferred taxes of $21.8 million and $24.6 million as of Sept. 30, 2002 and Dec. 31, 2001, respectively.

(2)	Amortized over a 10-year period ending December 2004.

(3)	Refinancing costs comprise:

Debt related to	Amortized until
Refinancing costs for $155.0 million	2003
Refinancing costs for $51.6 million	2005
Refinancing costs for $22.1 million	2007
Refinancing costs for $25.0 million	2011
Refinancing costs for $38.0 million	2011
Refinancing costs for $150.0 million	2012
Refinancing costs for $85.9 million	2014
Refinancing costs for $150.0 million	2022

(4)	Amortized over a 5-year period with various ending dates.

E.       Purchased Power

Tampa Electric purchases power on a regular basis primarily to meet the needs of its retail customers. For the three months and nine months ended Sept. 30, 2002, Tampa Electric purchased $66.6 million, and $169.3 million, respectively. Purchased power for the same periods last year were $57.2 million, and $186.9 million, respectively.

F.       Commitments and Contingencies

The Company has made certain commitments in connection with its continuing construction program. Total construction expenditures during 2002 are estimated to be $604.4 million for Tampa Electric and $55.0 million for PGS.

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

G.	Contribution by Operating Division (in millions)

	Three Months Ended		Nine Months Ended

	Revenues	Net Income	Revenues	Net Income

Sept. 30, 2002
Tampa Electric (1)	$439.1	$63.1	$1,198.1	$144.5
Peoples Gas System (2)	74.4	3.1	237.1	17.3

	513.5	66.2	1,435.2	161.8
Other and eliminations	(0.2)	—	(0.6)	—

Tampa Electric Company	$513.3	$66.2	$1,434.6	$161.8

Sept. 30, 2001
Tampa Electric (1)	$398.6	$56.8	$1,093.6	$125.4
Peoples Gas System (2)	70.6	2.6	287.0	17.3

	469.2	59.4	1,380.6	142.7
Other and eliminations	(0.3)	—	(0.7)	—

Tampa Electric Company	$468.9	$59.4	$1,379.9	$142.7

(1)	Net income includes provisions for taxes of $33.4 million and $74.9 million, respectively, for the three and nine months ended Sept. 30, 2002, and $32.4 million and $70.7 million, respectively, for the three and nine months ended Sept. 30, 2001.

(2)	Net income includes provisions for taxes of $1.9 million and $10.9 million, respectively, for the three and nine months ended Sept. 30, 2002, and $1.6 million and $10.3 million, respectively, for the three and nine months ended Sept. 30, 2001.

H.       Assets Held for Sale

In September 2002, the Company announced plans and initiated activities to sell the Polk Unit #1 gasification equipment, exclusive of power block and related equipment. The Company has entered into a letter of intent for the sale of the unit to a third party, which calls for Tampa Electric to continue to operate the unit and purchase its synthetic fuel output. The new owner would receive capacity and syngas payments on a guaranteed basis from Tampa Electric and would be eligible to receive Section 29 tax credits related to the production of the synthetic natural gas through 2007. The closing is conditioned on the purchaser’s receipt of a favorable tax ruling from the Internal Revenue Service relating to the structure of the transaction. The closing is anticipated to occur during the first quarter of 2003. The cost, net of accumulated depreciation, for the Polk Unit #1 gasification equipment is included in Property held for sale net of accumulated depreciation on the Consolidated Balance Sheet.

I.       Long-Term Debt and Other Financings

In August 2002, the Company issued $550 million of notes consisting of $150 million of 5-year notes with a coupon rate of 5.375% and $400 million of 10-year notes with a coupon rate of 6.375%. Net proceeds of $542.7 million were used to repay $150 million of put bonds and commercial paper.

In June 2002, the Hillsborough County Industrial Development Authority (HCIDA) issued $147.1 million of HCIDA Pollution Control Revenue Refunding Bonds (Tampa Electric Company Project) Series 2002 for the benefit of the Company. The bonds were issued to refund three existing HCIDA Pollution Control Revenue Bonds in July and August 2002. The Company is responsible for repayment of the interest and principal associated with the issuance of the 2002 refunding bonds. The average rate on the new bonds is 5.33% compared to an average coupon rate of 7.64% on the refunded bonds. Restricted cash as reported at June 30, 2002 of $146.3 million primarily reflected the net proceeds from these bonds held by the trustee and were used in July and August 2002 to refund the outstanding HCIDA tax-exempt debt previously issued for the benefit of Tampa Electric.

Tampa Electric has historically accessed the commercial paper markets to satisfy short-term borrowing requirements. Tampa Electric continues to maintain access to the commercial paper market. Tampa Electric’s $300 million 364-day facility has been renewed with higher interest rates, and it now has a maturity date of Nov. 12, 2003. See the Liquidity and Changes in Financial Condition section in Item 2. Management’s Discussion & Analysis of Financial Condition & Results of Operations in this filing.

J.       New Accounting Pronouncements

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

FAS 143: In July 2001, the Financial Accounting Standards Board issued FAS 143, Accounting for Asset Retirement Obligations, which requires the recognition of a liability at fair value for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is accreted to its future value. The corresponding amount capitalized at inception is depreciated over the useful life of the asset. The liability must be revalued each period based on current market prices. FAS 143 is effective for fiscal years beginning after June 15, 2002. The Company is continuing to identify and quantify the obligations to be initially recorded on the balance sheet for the asset retirement obligations upon adoption of FAS 143. At present, the Company expects to record a charge to earnings to recognize a cumulative-effect for a change in accounting principle.

FAS 145: In April 2002, the Financial Accounting Standards Board issued FAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. In addition to rescinding the aforementioned statements, FAS 145 also amends FAS 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The implementation of FAS 145 has not had a significant impact on the Company’s results.

FAS 146: In July 2002, the Financial Accounting Standards Board issued FAS 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses the accounting for costs under certain circumstances, including costs to terminate a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. FAS 146 is effective for disposal activities initiated after Dec. 31, 2002 with early adoption allowed.

The Company opted to adopt early FAS 146 in 2002. Early retirements were accepted by 52 employees at the Company’s electric division in mid-2002. Costs associated with this program were approximately $6.3 million and are included in operation expenses. In the fourth quarter of 2002, the Company initiated an additional restructuring program that is expected to impact approximately 130 employees. This program includes retirements, the elimination of positions and other cost control measures. The total costs associated with this program, including severance, salary continuance through the end of 2002 and other benefit costs, are estimated to be approximately $10 million and will be recognized in the fourth quarter of 2002.

Item 2.	Management’s Narrative Analysis of Results of Operations

         This Quarterly Report on Form 10-Q contains forward-looking statements, which are subject to the inherent uncertainties in predicting future results and conditions. These forward-looking statements include references to the Company’s anticipated results of operations, growth rates, capital investments and funding requirements and other future plans. Certain factors that could cause actual results to differ materially from those projected in these forward-looking statements include the following: interest rates and other factors that could impact the Company’s ability to obtain access to sufficient capital on satisfactory terms; the Company’s ability to successfully complete the sale of its gasification facility; general economic conditions, particularly those in Tampa Electric’s service area affecting energy sales; weather variations affecting energy sales and operating costs; potential competitive changes in the electric and gas industries, particularly in the area of retail competition; regulatory actions affecting Tampa Electric and Peoples Gas System (PGS); commodity price changes affecting the competitive positions of Tampa Electric and PGS; and changes in and compliance with environmental regulations that may impose additional costs or curtail some activities. These and other factors are discussed more fully under “Investment Considerations” in TECO Energy’s Current Reports on Form 8-K filed on Sept. 25, 2002 and Oct. 8, 2002, and references are made thereto.

Results of Operations

Three Months Ended Sept. 30, 2002:

         The Company’s net income for the quarter ended Sept. 30, 2002 was $66.2 million, up from $59.4 million recorded for the three-month period ended Sept. 30, 2001. The 11 percent increase for the quarter relative to last year reflected higher sales due to continued strong customer growth, a return to more normal weather patterns and higher allowance for funds used during construction (AFUDC) (which represents allowed interest and equity cost capitalized to the construction costs), primarily from the Gannon to Bayside Units 1 and 2 repowering project.

Electric division (Tampa Electric)

         Tampa Electric’s net income for the third quarter was $63.1 million, compared with $56.8 million for the same period in 2001. The company showed improved results from customer growth of more than 2 percent and 2 percent higher retail energy sales. Results for the quarter included higher depreciation expense from normal plant additions and higher operations and maintenance expenses related to power plant outage and personnel expenses. The equity component of AFUDC, primarily from the Gannon to Bayside Units 1 and 2 repowering project, increased to $6.9 million for the quarter, from $2.0 million for the same period last year. A summary of the operating statistics for the three months ended Sept. 30, 2002 and 2001 follows:

(in millions, except average customers)	Operating revenues			Kilowatt-hour sales

Three months ended Sept. 30,	2002	2001	% Change	2002	2001	% Change

Residential	$215.9	$199.8	8.1	2,329.4	2,313.0	0.7
Commercial	123.7	114.4	8.1	1,582.7	1,595.4	(0.8)
Industrial - Phosphate	17.7	12.8	38.3	335.2	253.3	32.3
Industrial - Other	21.6	19.1	13.1	319.4	311.7	2.5
Other sales of electricity	30.8	28.1	9.6	382.0	376.6	1.4
Deferred and other revenues	1.8	(4.0)	145.0	—	—	—

	411.5	370.2	11.2	4,948.7	4,850.0	2.0
Sales for resale	17.9	18.9	(5.3)	290.4	299.0	(2.9)
Other operating revenue	9.8	9.5	3.2	—	—	—

	$439.2	$398.6	10.2	5,239.1	5,149.0	1.7

Average customers (thousands)	590.5	576.4	2.4

Retail output to line (kilowatt hours)				5,353.2	5,031.4	6.4

Natural Gas division (Peoples Gas System)

         Peoples Gas System (PGS) reported net income of $3.1 million for the quarter, compared with $2.6 million for the same period last year. Quarterly results reflected almost 5 percent customer growth, higher residential and commercial usage, increased gas transportation for power generation customers and off-system sales, and lower operating expenses. A summary of operating statistics for the three months ended Sept. 30, 2002 and 2001 is below:

(in millions, except average customers)	Operating revenues			Therms

Three months ended Sept. 30,	2002	2001	% Change	2002	2001	% Change

By Customer Segment:
Residential	$14.1	$12.9	9.3	8.8	8.3	6.0
Commercial	26.2	27.9	(6.1)	72.0	68.3	5.4
Industrial	2.8	2.8	—	55.2	54.5	1.3
Off system sales	22.3	15.9	40.3	59.2	45.0	31.6
Power generation	2.9	3.1	(6.5)	138.8	131.4	5.6
Other revenues	6.0	8.0	(25.0)	—	—	—

	$74.3	$70.6	5.2	334.0	307.5	8.6

By Sales Type:
System supply	$50.6	$46.8	8.1	86.2	76.6	12.5
Transportation	17.7	15.8	12.0	247.8	230.9	7.3
Other revenues	6.0	8.0	(25.0)	—	—	—

	$74.3	$70.6	5.2	334.0	307.5	8.6

Average customers (thousands)	276.4	263.5	4.9

         On June 27, 2002, PGS filed an application for a rate increase with the Florida Public Service Commission (FPSC). In this filing, PGS requested the FPSC to authorize interim rate relief of $5.4 million of annual gross revenues effective within 60 days of the filing. On Sept. 9, 2002, the FPSC issued an order granting interim rate relief in the amount of $1.5 million. In total, PGS is seeking a permanent rate increase of $22.6 million of annual base revenue, a 9 percent increase, with an allowed return on equity of 11.75 percent, compared with the current 11.25 percent, effective within eight months from the date of the filing. Since its last rate case in 1992, PGS has added more than 100,000 customers, a 57 percent increase, nearly doubled its pipeline system to almost 9,000 miles and experienced a 30 percent increase in the consumer price index. A final FPSC order is expected to be granted in the first quarter of 2003.

         On Oct. 21, 2002, Lakeland City Council approved a 10-year franchise agreement with PGS, released PGS from outstanding claims associated with the former franchise and agreed to dismiss the pending litigation. The city came to the conclusion that it no longer desired to pursue owning a gas utility in Lakeland.

Non-operating Items

         The equity portion of AFUDC was $6.9 million and $2.0 million for the three months ended Sept. 30, 2002 and 2001, respectively. AFUDC has increased due to Tampa Electric’s generation expansion program.

         Total interest charges were $15.8 million for the three months ended Sept. 30, 2002 compared to $18.8 million for the same period in 2001. Increased financing costs for the third quarter of 2002, reflecting primarily higher borrowing levels were offset by greater AFUDC credits.

Nine Months Ended Sept. 30, 2002:

         The Company’s net income for the nine months ended Sept. 30, 2002 was $161.8 million, up from $142.7 million recorded for the nine-month period ended Sept. 30, 2001. The 13 percent increase relative to last year reflected continued strong customer growth, improved results from higher income related to a pole attachment revenue true-up at Tampa Electric and higher AFUDC, primarily related to the Gannon to Bayside Units 1 and 2 repowering project.

Electric division (Tampa Electric)

         Tampa Electric’s year-to-date net income increased more than 15 percent to $144.5 million, reflecting more than 2.5 percent customer growth and almost 3 percent higher retail energy sales as a result of a return to more-normal weather. Tampa Electric also showed improved results from the pole attachment revenue true-up recorded in the first quarter of 2002. The equity component of AFUDC increased to $16.9 million for the nine months ended Sept. 30, 2002, from $4.0 million recorded last year. Depreciation expense and operations and maintenance expenses increased as a result of the factors discussed for the quarter and a small early retirement plan in the second quarter. A summary of operating statistics for the nine months ended Sept. 30, 2002 and 2001 follows:

(in millions, except average customers)	Operating revenues			Kilowatt-hour sales

Nine months ended Sept. 30,	2002	2001	% Change	2002	2001	% Change

Residential	$572.1	$516.4	10.8	6,113.0	5,985.6	2.1
Commercial	346.0	309.5	11.8	4,393.5	4,315.3	1.8
Industrial - Phosphate	55.4	46.0	20.4	1,028.8	931.5	10.4
Industrial - Other	62.4	53.7	16.2	921.8	872.2	5.7
Other sales of electricity	86.6	77.0	12.5	1,058.1	1,027.7	3.0
Deferred and other revenues	(8.0)	(3.6)	(122.2)	—	—	—

	1,114.5	999.0	11.6	13,515.2	13,132.3	2.9
Sales for resale	49.8	67.0	(25.7)	777.2	1,269.9	(38.8)
Other operating revenue	33.8	27.6	22.5	—	—	—

	$1,198.1	$1,093.6	9.6	14,292.4	14,402.2	(0.8)

Average customers (thousands)	588.7	573.8	2.6

Retail output to line (kilowatt hours)				14,420.5	13,728.7	5.0

Natural Gas division (Peoples Gas System)

         PGS’ year-to-date net income was $17.3 million, unchanged from the same period last year. Year-to-date results reflected mild winter weather offset by lower operating expenses, more than 4 percent customer growth, higher commercial usage and increased volumes for low margin, transportation gas. Transportation-only sales to electric power generators, interruptible customers and off-system sales increased because lower gas prices made gas utilization more attractive for these price-sensitive customers. Operating expenses were lower than last year, reflecting the lower cost of gas sold, while depreciation increased due to normal plant growth. A summary of operating statistics for the nine months ended Sept. 30, 2002 and 2001 follows:

(in millions, except average customers)	Operating revenues			Therms

Nine months ended Sept. 30,	2002	2001	% Change	2002	2001	% Change

By Customer Segment:
Residential	$54.8	$72.5	(24.4)	44.2	46.8	(5.6)
Commercial	90.5	135.6	(33.3)	244.4	231.3	5.7
Industrial	9.3	9.6	(3.1)	187.1	179.6	4.2
Off system sales	53.4	29.0	84.1	145.1	70.7	105.2
Power generation	8.8	8.8	—	391.8	317.8	23.3
Other revenues	20.3	31.5	(35.6)	—	—	—

	$237.1	$287.0	(17.4)	1,012.6	846.2	19.7

By Sales Type:
System supply	$160.3	$209.9	(23.6)	262.0	220.6	18.8
Transportation	56.5	45.6	23.9	750.6	625.6	20.0
Other revenues	20.3	31.5	(35.6)	—	—	—

	$237.1	$287.0	(17.4)	1,012.6	846.2	19.7

Average customers (thousands)	276.3	265.3	4.1

Non-operating Items

         The equity component of AFUDC was $16.9 million and $4.0 million for the nine months ended Sept. 30, 2002 and 2001, respectively. AFUDC has increased due to Tampa Electric’s generation expansion program.

         Total interest charges were $51.0 million for the nine months ended Sept. 30, 2002 compared to $57.5 million for the same period in 2001. Increased financing costs for the first nine months of 2002, reflecting primarily higher borrowing levels, were offset by greater AFUDC credits.

Liquidity and Changes in Financial Condition

         Cash from operations of $315.7 million for the nine months ended Sept. 30, 2002, was approximately 5 percent higher than the $208.7 million in 2001, due primarily to the recovery of costs deferred under regulatory clauses and higher income. Cash used for investing activities for the first nine months of 2002 was $487.4 million, compared with $329.8 million last year, primarily due to the Tampa Electric’s repowering project. Net cash received from financing activities was $163.6 million compared with $122.0 million last year. Cash from financing activities is net of dividend payments to its parent, TECO Energy, of $197.4 million in the first nine months of 2002, compared with payments of $116.8 million for the same period last year.

         In August 2002, the Company issued $550 million of notes consisting of $150 million of 5-year notes with a coupon rate of 5.375% and $400 million of 10-year notes with a coupon rate of 6.375%. These rates included a spread to the underlying treasury rate of 220 basis points on the 5-year notes and 230 basis points on the 10-year notes. Net proceeds of $542.7 million were used to repay $150 million of put bonds and commercial paper.

         In June 2002, the Hillsborough County Industrial Development Authority (HCIDA) issued $147.1 million of HCIDA Pollution Control Revenue Refunding Bonds (Tampa Electric Company Project) Series 2002, for the benefit of the Company. Restricted cash as reported at June 30, 2002 of $146.3 million primarily reflected the net proceeds from these bonds held by the trustee which were used in July and August 2002 to refund outstanding HCIDA tax-exempt debt previously issued for the benefit of the Company. This refinancing is expected to result in annual pretax savings of $3.4 million. See Note I to the Consolidated Financial Statements.

         On Sept. 23, 2002, Fitch Ratings, and on Sept. 24, 2002, Moody’s Investor Services, Inc. and Standard & Poor’s Ratings Service, lowered the ratings of Tampa Electric’s senior unsecured debt to A- from A+, to A2 from A1 and to BBB from A-, respectively.

Credit Ratings/Senior Debt (as of Sept. 24, 2002)

	Moody’s	Standard & Poor’s	Fitch

Senior Secured	A1	BBB	A
Senior Unsecured	A2	BBB	A-
Commercial Paper	P1	A2	F2

         Tampa Electric historically accesses the commercial paper market to satisfy short-term borrowing requirements. The Company continues to maintain access to the commercial paper market. This program is backed by the Company’s $300 million bank credit line facility. This 364-day facility has been renewed with higher interest rates, and it now has a maturity date of Nov. 12, 2003. The Company’s ability to utilize its commercial paper program is dependent upon maintaining investment grade ratings, and would be adversely affected by changes in the commercial paper market or if bank credit facilities were unavailable. Under Tampa Electric’s new 364-day facility, the Company’s debt-to-capital ratio may not exceed 65.0% measured at the end of the applicable quarter and its earnings before interest, taxes, depreciation and amortization (EBITDA) to interest coverage ratio must be at least 2.5 times. The Company’s debt-to-capital ratio was 44.3% and EBITDA to interest coverage ratio was 7.8 times at Sept. 30, 2002.

         The activities on the sale of the coal gasification unit at Tampa Electric’s Polk Power Station are progressing rapidly. A letter of intent has been signed with negotiations proceeding toward a definitive agreement, with a closing expected in the first quarter of 2003 subject to the purchaser’s receipt of a favorable tax ruling from the Internal Revenue Service.

Critical Accounting Policies

         Management’s Discussion & Analysis of Financial Condition & Results of Operations provides a narrative explanation of the Company’s consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are based on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and judgments under different assumptions or conditions. Please refer to Critical Accounting Policies of the Management’s Discussion & Analysis of Financial Condition & Results of Operations section of the Company’s Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2001 for a discussion of our critical accounting policies. See also Note A - Summary of Significant Accounting Policies to the Consolidated Financial Statements.

Accounting Standards

Business Combinations, Goodwill and Other Intangible Assets

         Effective Jan. 1, 2002, the Company adopted Financial Accounting Standards Board FAS 141, Business Combinations, and FAS 142, Goodwill and Other Intangible Assets. FAS 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting. The Company has no recorded goodwill. See Note J to the Consolidated Financial Statements for additional information.

Accounting for Asset Retirement Obligations

         In July 2001, the Financial Accounting Standards Board issued FAS 143, Accounting for Asset Retirement Obligations, which requires the recognition of a liability at fair value for an asset retirement obligation in the period in which it is incurred. FAS 143 is effective for fiscal years beginning after June 15, 2002. The Company is continuing to identify and quantify the obligations to be initially recorded on the balance sheet for the asset retirement obligations upon adoption of FAS 143. At present, the Company expects to record a charge to earnings to recognize a cumulative-effect for a change in accounting principle.

Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections

         In April 2002, the Financial Accounting Standards Board issued FAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. See Note J to the Consolidated Financial Statements for additional information. The implementation of FAS 145 has not had a significant impact on the Company’s results.

Accounting for Exit or Disposal Activities

         In July 2002, the Financial Accounting Standards Board issued FAS 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses the accounting for costs under certain circumstances, including costs to terminate a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. FAS 146 is effective for disposal activities initiated after Dec. 31, 2002 with early adoption allowed.

         The Company opted to adopt early FAS 146 in 2002. Early retirements were accepted by 52 employees at the Company’s electric division in mid-2002. Costs associated with this program were approximately $6.3 million and are included in operation expenses. In the fourth quarter of 2002, the Company initiated an additional restructuring program that is expected to impact approximately 130 employees. This program includes retirements, the elimination of positions and other cost control measures. The total costs associated with this program including severance, salary continuance through the end of 2002 and other benefit costs, are estimated to be approximately $10 million and will be recognized in the fourth quarter of 2002.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

         The Company is exposed to changes in interest rates primarily as a result of its borrowing activities, as discussed in Item 7a of the Company’s Annual Report on Form 10-K for the year ended Dec. 31, 2001. At Sept. 30, 2002, there was no material change from Dec. 31, 2001, in the Company’s current exposure to interest rate risk.

Commodity Price Risk`

         The Company is subject to commodity price risk, as discussed in Item 7a of the Company’s Annual Report on Form 10-K for the year ended Dec. 31, 2001. At Sept. 30, 2002, there was no material change from Dec. 31, 2001, in the Company’s exposure to commodity price risk.

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company required to be included in the Company’s reports filed or submitted under the Exchange Act.

(b)	Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect such controls.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

See the discussion of environmental matters in Note F to the Consolidated Financial Statements.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits - See index on page 25.

(b) Reports on Form 8-K

The registrant filed the following reports on Form 8-K for the quarter ended Sept. 30, 2002.

The registrant filed a Current Report on Form 8-K on Aug. 22, 2002, under “Item 5. Other Events” and “Item 7. Financial Statements, Pro Forma Financial Statements and Exhibits”, furnishing an underwriting agreement between Tampa Electric Company, Salomon Smith Barney, Inc., Barclays Capital, Inc., and J P Morgan Securities, Inc., and certain exhibits for incorporation by reference into the Registration Statement on Form S-3 previously filed with the Securities and Exchange Commission (File No. 333-91602).

The registrant filed a Current Report on Form 8-K on Aug. 26, 2002, under “Item 5. Other Events” and “Item 7. Financial Statements, Pro Forma Financial Statements and Exhibits”, furnishing a fourth supplemental indenture between Tampa Electric Company and The Bank of New York and certain exhibits for incorporation by reference into the Registration Statement on Form S-3 previously filed with the Securities and Exchange Commission (File No. 333-91602).

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TAMPA ELECTRIC COMPANY

(Registrant)

Date: November 13, 2002	*By:	/s/ G. L. GILLETTE

G. L. GILLETTE Senior Vice President - Finance and Chief Financial Officer (Principal Financial Officer)

CERTIFICATIONS

I, Robert D. Fagan, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Tampa Electric Company.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	*By:	/s/ R. D. FAGAN

R. D. FAGAN Chairman of the Board, President, Director and Chief Executive Officer (Principal Executive Officer)

CERTIFICATIONS

I, Gordon L. Gillette, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Tampa Electric Company.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	*By:	/s/ G. L. GILLETTE

G. L. GILLETTE Senior Vice President - Finance and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Descriptionof Exhibits

12	Ratio of earnings to fixed charges.