Form 10-Q
period 2003-03-31
TAMPA ELECTRIC CO; TECO ENERGY INC
filed 2003-05-15
CIK 96271, 350563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File No. 1-8180

TECO ENERGY, INC.

(a Florida corporation)

(Exact name of registrant as specified in its charter)

Florida	59-2052286
(State of incorporation)	(I.R.S. Employer Identification Number)

TECO Plaza

702 N. Franklin Street

Tampa, Florida 33602

(Address of principal executive offices)

(813) 228-4111

(Telephone number)

Commission File No. 1-5007

TAMPA ELECTRIC COMPANY

(a Florida corporation)

(Exact name of registrant as specified in its charter)

Florida	59-0475140
(State of incorporation)	(I.R.S. Employer Identification Number)

TECO Plaza

702 N. Franklin Street

Tampa, Florida 33602

(Address of principal executive offices)

(813) 228-4111

(Telephone number)

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

Number of shares of TECO Energy, Inc.’s common stock outstanding as of April 30, 2003 was 176,508,379.

As of April 30, 2003, there were 10 shares of Tampa Electric Company’s common stock issued and outstanding, all of which were held, beneficially and of record, by TECO Energy, Inc.

Tampa Electric Company meets the conditions set forth in General Instruction (H) (1) (a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

This combined Form 10-Q represents separate filings by TECO Energy, Inc. and Tampa Electric Company. Information contained herein relating to an individual registrant is filed by that registrant on its own behalf. Each registrant makes representations only as to information relating to itself and its subsidiaries.

Index to Exhibits appears on page 61

PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

TECO ENERGY, INC.

In the opinion of management, the unaudited consolidated financial statements include all adjustments that are of a recurring nature and necessary to present fairly the financial position of TECO Energy, Inc. and subsidiaries as of Mar. 31, 2003 and Dec. 31, 2002, and the results of their operations and cash flows for the three-month periods ended Mar. 31, 2003 and 2002. The results of operations for the three-month period ended Mar. 31, 2003 are not necessarily indicative of the results that can be expected for the entire fiscal year ending Dec. 31, 2003. References should be made to the explanatory notes affecting the consolidated income and balance sheet accounts contained in TECO Energy, Inc.’s Annual Report on Form 10-K for the year ended Dec. 31, 2002 and to the notes on pages 8 through 26 of this report.

TECO ENERGY, INC.

Consolidated Balance Sheets

Unaudited

Assets (millions)	Mar. 31, 2003	Dec. 31, 2002

Current assets
Cash and cash equivalents	$397.6	$411.1
Restricted cash	1.6	1.6
Receivables, less allowance for uncollectibles of $6.8 million and $6.6 million at Mar. 31, 2003 and Dec. 31, 2002, respectively	480.3	422.7
Current notes receivable	—	235.1
Inventories, at average cost
Fuel	106.1	113.7
Materials and supplies	97.5	96.1
Current derivative assets	80.3	12.4
Prepayments and other current assets	69.2	30.5

Total current assets	1,232.6	1,323.2

Property, plant and equipment
Utility plant in service
Electric	5,016.9	5,054.4
Gas	753.3	746.7
Construction work in progress	1,493.2	1,556.8
Other property	860.5	857.4

Property, plant and equipment, at original cost	8,123.9	8,215.3
Accumulated depreciation	(2,733.4)	(2,751.3)

Total property, plant and equipment (net)	5,390.5	5,464.0

Other assets
Other investments	861.8	845.3
Investment in unconsolidated affiliates	275.8	149.2
Goodwill	195.3	193.7
Intangible assets	6.4	11.1
Deferred income taxes	335.9	340.2
Regulatory assets	167.0	163.2
Long-term derivative asset	13.6	0.1
Deferred charges and other assets	158.2	147.8

Total other assets	2,014.0	1,850.6

Total assets	$8,637.1	$8,637.8

The accompanying notes are an integral part of the consolidated financial statements.

TECO ENERGY, INC.

Consolidated Balance Sheets—continued

Unaudited

Liabilities and Capital (millions)	Mar. 31, 2003	Dec. 31, 2002
Current liabilities
Long-term debt due within one year	$119.1	$127.1
Notes payable	367.2	360.5
Accounts payable	398.2	377.4
Current derivative liability	79.5	3.9
Customer deposits	96.9	94.6
Interest accrued	81.5	49.8
Taxes accrued	24.3	95.9

Total current liabilities	1,166.7	1,109.2

Other liabilities
Deferred income taxes	503.0	495.0
Investment tax credits	26.4	27.5
Regulatory liabilities	99.7	98.1
Long-term derivative liability	13.5	0.2
Deferred credits and other liabilities	310.2	322.7
Long-term debt, less amount due within one year	3,318.5	3,324.3

Total other liabilities	4,271.3	4,267.8

Preferred securities
Company preferred securities	649.1	649.1

Capital
Common equity (400 million shares authorized; 175.9 million and 175.8 million outstanding at Mar. 31, 2003 and Dec. 31, 2002, respectively)	175.9	175.8
Additional paid in capital	1,093.7	1,094.5
Retained earnings	1,354.1	1,413.7
Accumulated other comprehensive (loss) income	(50.1)	(41.2)

Common equity	2,573.6	2,642.8
Unearned compensation	(23.6)	(31.1)

Total capital	2,550.0	2,611.7

Total liabilities and capital	$8,637.1	$8,637.8

The accompanying notes are an integral part of the consolidated financial statements.

TECO ENERGY, INC.

Consolidated Statements of Income

Unaudited

(millions, except per share amounts)	Three months ended Mar. 31,
	2003	2002
Revenues
Regulated electric and gas (includes franchise fees and gross receipts taxes of $18.8 million in 2003 and $17.2 million in 2002)	$468.0	$424.1
Unregulated	190.5	182.5

Total revenues	658.5	606.6

Expenses
Regulated operations
Fuel	51.1	66.3
Purchased power	39.4	27.1
Cost of natural gas sold	70.8	35.3
Other	61.1	63.5
Other operations	182.3	163.5
Maintenance	34.6	40.0
Asset impairment	104.5	—
Depreciation	79.8	78.0
Taxes, other than income	43.4	43.7

Total expenses	667.0	517.4

(Loss) Income from operations	(8.5)	89.2

Other income
Allowance for other funds used during construction	7.6	4.3
Other income	12.8	15.3
(Loss) from equity investments	(5.7)	(0.2)

Total other income	14.7	19.4

Interest charges
Interest expense	57.4	39.5
Distribution on preferred securities	10.0	9.0
Allowance for borrowed funds used during construction	(2.9)	(1.7)

Total interest charges	64.5	46.8

(Loss) income before provision for income taxes	(58.3)	61.8
(Benefit) for income taxes	(39.0)	(8.1)

Net (loss) income from continuing operations	(19.3)	69.9

Discontinued operations
Income from discontinued operations (including gain on disposal of $37.4 million in 2003)	38.2	2.2
Income tax provision (benefit)	15.1	(3.3)

Total discontinued operations	23.1	5.5

Cumulative effect of change in accounting principle, net of tax	(1.1)	—

Net income	$2.7	$75.4

Average common shares outstanding
Basic	175.9	139.7
Diluted	175.9	140.3
Earnings per share from continuing operations
Basic	$(0.11)	$0.50
Diluted	$(0.11)	$0.50
Earnings per share
Basic	$0.01	$0.54
Diluted	$0.01	$0.54
Dividends paid per common share outstanding	$0.355	$0.345

The accompanying notes are an integral part of the consolidated financial statements.

TECO ENERGY, INC.

Consolidated Statements of Comprehensive (Loss) Income

Unaudited

(millions, except per share amounts)	Three months ended Mar. 31,
	2003	2002
Net income	$2.7	$75.4

Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	0.8	—
Net unrealized (losses) gains on cash flow hedges	(9.7)	12.7
Minimum pension liability adjustments	—	—

Other comprehensive (loss) income, net of tax	(8.9)	12.7

Comprehensive (loss) income	$(6.2)	$88.1

The accompanying notes are an integral part of the consolidated financial statements.

ECO ENERGY, INC.

Consolidated Statements of Cash Flows

Unaudited

(millions, except per share amounts)	Three months ended Mar. 31,
	2003	2002
Cash flows from operating activities
Net income	$2.7	$75.4
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	79.8	78.0
Deferred income taxes	15.2	(18.9)
Investment tax credits, net	(1.1)	(1.1)
Allowance for funds used during construction	(10.5)	(6.0)
Amortization of unearned compensation	4.4	4.5
Cumulative effect of change in accounting principle, pretax	1.8	—
Gain on asset sales, pretax	(38.7)	—
Equity in earnings of unconsolidated affiliates	6.7	1.4
Asset impairment, pretax	104.5	—
Deferred recovery clause	(3.0)	28.3
Receivables, less allowance for uncollectibles	(56.9)	(20.2)
Inventories	6.3	(25.6)
Taxes accrued	(105.8)	13.0
Interest accrued	31.7	29.7
Accounts payable	30.0	25.3
Other	4.9	19.8

Cash flows from operating activities	72.0	203.6

Cash flows from investing activities
Capital expenditures	(102.2)	(316.7)
Allowance for funds used during construction	10.5	6.0
Net proceeds from sales of assets	124.9	—
Investment in unconsolidated affiliates	(1.0)	(0.4)
Other non-current investments	(44.1)	(208.4)

Cash flows from investing activities	(11.9)	(519.5)

Cash flows from financing activities
Dividends	(62.4)	(48.2)
Common stock	2.6	4.5
Proceeds from long-term debt	4.9	—
Repayment of long-term debt	(20.3)	(8.0)
Net increase (decrease) in short-term debt	6.7	(93.6)
Issuance of preferred securities	—	435.6
Equity contract adjustment payments	(5.1)	—

Cash flows from financing activities	(73.6)	290.3

Net (decrease) in cash and cash equivalents	(13.5)	(25.6)
Cash and cash equivalents at beginning of period	411.1	108.4

Cash and cash equivalents at end of period	$397.6	$82.8

The accompanying notes are an integral part of the consolidated financial statements.

TECO ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

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

The use of estimates is inherent in the preparation of financial statements in accordance with generally accepted accounting principles (GAAP).

Investments in Unconsolidated Affiliates

Investments in unconsolidated affiliates are accounted for using the equity method of accounting. The ownership interest for each investment is presented in the table below. See Notes 17 and 18 for a discussion of items that could materially impact the method of accounting for certain unconsolidated affiliates.

TECO Energy and Subsidiaries’ Investments in Unconsolidated Affiliates

	Mar. 31, 2003	Dec. 31, 2002
TECO Power Services (TPS)
TECO-Panda Generating Company, L.P. (TPGC)	50%	50%
PLC Development Holdings, LLC, (PLC) (1)	50	—
Empresa Electricia de Guatemala, S.A. (EEGSA)	24	24
Hamakua Energy Partners, L.P.	50	50
Hamakua Land Partnership, LLP	50	50

TECO Propane Ventures (TPV)
US Propane	38	38

TECO Energy Services
TECO Thermal Systems, Inc.	50	50

TECO Fiber
Litestream Technologies, LLC	65	65

TECO Properties
Hernando Oaks, LLC	50	50
Brandon Properties Partners, LTD.	50	50
Walden Woods Business Center, LTD.	50	50
B-T One, LLC (2)	50	50

(1)	TPS holds an indirect ownership interest in Texas Independent Energy, L.P. (TIE) through PLC. See Notes 12 and 17 for a discussion of the investment.
(2)	Effective Apr. 1, 2003, the company renegotiated the partnership agreement with B-T One, LLC, such that TECO Properties obtained an ownership interest of 80%. (See Note 18.)

        Summary financial information for TPGC as of Mar. 31, 2003 and Dec. 31, 2002 is presented in the following table. Results from operations prior to 2003 were primarily attributable to financing and general administrative costs associated with construction activities. Under the financing structure for the Union Power Partners, L.P. (UPP) project, UPP purchased industrial revenue bonds from Union County, Arkansas, which were financed by borrowings from Union County. The aggregate maximum of bonds purchased is $700 million, which equals the ultimate amount of borrowings from Union County. The County’s debt service payments on the bonds to UPP will equal UPP’s debt service payments to the County for the project. Principal and interest on the bonds and related financing will be due quarterly commencing Sept. 15, 2003 and continuing to final maturity on June 15, 2021.

Summary Financial Information for TPGC

(millions)	Mar. 31, 2003	Dec. 31, 2002

Other current assets	$22.8	$41.8
Investment in Union County municipal bonds, including interest	$778.1	$765.0
Other non-current assets	$2,538.4	$2,373.5
Other current liabilities	$574.0	$582.1
Other non-current liabilities	$43.8	$46.0
Union County financing, including interest	$778.1	$765.0
Note payable to related party	$890.4	$831.0
Non-recourse financing	$1,293.6	$1,175.6

	Three months ended Mar. 31,
(millions)	2003	2002

Net revenues	$12.7	$0.1
Operating loss	$(16.6)	$(1.9)
Loss available for allocation to partners	$(16.6)	$(1.9)

Revenue Recognition

Except as discussed below, TECO Energy and its subsidiaries recognize revenues on a gross basis when earned for the physical delivery of products or services and the risks and rewards of ownership have transferred to the buyer. Revenues for any financial or hedge transactions that do not result in physical delivery are reported on a net basis.

The regulated utilities’ (Tampa Electric and Peoples Gas System (PGS)) retail businesses and the prices charged to customers are regulated by the Florida Public Service Commission (FPSC). Tampa Electric’s wholesale business is regulated by the Federal Energy Regulatory Commission (FERC). See Note 4 for a discussion of the applicability of Financial Accounting Standard (FAS) 71, Accounting for the Effects of Certain Types of Regulation, to the company.

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

Revenues for energy marketing operations at Prior Energy and TECO Gas Services are presented on a net basis in accordance with Emerging Issues Task Force No. (EITF), 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent and EITF 02-3, Recognition and Reporting of Gains and Losses on Energy Trading Contracts Under Issues No. 98-10 and 00-17, to reflect the nature of the contractual relationships with customers and suppliers. As a result, costs netted against revenues were $313.5 million and $124.7 million, respectively, for the three months ended Mar. 31, 2003 and 2002.

Purchased Power

Tampa Electric purchases power on a regular basis primarily to meet the needs of its retail customers. For the three months ended Mar. 31, 2003 and 2002, Tampa Electric purchased power from non-TECO Energy affiliates of $39.4 million and $27.1 million, respectively. These purchased power costs are recoverable through an FPSC-approved cost recovery clause.

Total unregulated purchased power for the three months ended Mar. 31, 2003 and 2002 was $6.8 million and $6.6 million, respectively.

Depreciation

TECO Energy provides for depreciation primarily by the straight-line method at annual rates that amortize the original cost, less net salvage, of depreciable property over its estimated service life. The provision for utility plant in service, expressed as a percentage of the original cost of depreciable property was 4.2% for the three months ended Mar. 31, 2003 and 2002.

        The original cost of utility plant retired or otherwise disposed of and the cost of removal, or dismantlement, less salvage are charged to accumulated depreciation. As regulated utilities, Tampa Electric and Peoples Gas must file depreciation and dismantlement studies periodically and receive approval from the Florida Public Service Commission before implementing new depreciation rates. Included in approved depreciation rates is either an implicit net salvage factor or a cost of removal factor, expressed as a percentage. The net salvage factor is principally comprised of two components—a salvage factor and a cost of removal or dismantlement factor. The company uses current cost of removal or dismantlement factors as part of the estimation method to approximate the amount of cost of removal in accumulated depreciation. At Jan. 1, 2003 the estimated accumulated cost of removal and dismantlement included in net accumulated depreciation was approximately $442.0 million. At Mar. 31, 2003 the cost of removal and dismantlement component of accumulated depreciation is approximately $441.1 million.

The implementation of FAS 143, Accounting for Asset Retirement Obligations in 2003 resulted in an increase in the carrying amount of long-lived assets. The adjusted capitalized amount is depreciated over the remaining useful life of the asset. (See Note 5.)

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

The regulated utilities are allowed to recover certain costs incurred from customers through prices approved by the regulatory process. The amounts included in customers’ bills for franchise fees and gross receipt taxes are included as revenues on the Consolidated Statement of Income. These amounts totaled $18.8 million and $17.2 million, respectively, for the three months ended Mar. 31, 2003 and 2002. Franchise fees and gross receipt taxes payable by the regulated utilities are included as an expense on the Consolidated Statement of Income in Taxes, other than income. For the three months ended Mar. 31, 2003 and 2002, these totaled $18.7 million and $17.2 million, respectively.

Asset Impairments

Effective Jan. 1, 2002, TECO Energy and its subsidiaries adopted FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which superseded FAS 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of. FAS 144 addresses accounting and reporting for the impairment or disposal of long-lived assets, including the disposal of a segment of a business.

In accordance with FAS 144, the company assesses whether there has been an other-than-temporary impairment of its long-lived assets and certain intangibles held and used by the company when indicators of other than temporary impairment exist. Except as discussed in Note 8 relating to certain long-term turbine purchase contracts, no significant events or changes in circumstances occurred during the three months ended Mar. 31, 2003 to indicate an impairment of long-lived assets.

Restrictions on Dividend Payments and Transfer of Assets

Dividends on TECO Energy’s common stock are declared and paid at the discretion of its Board of Directors.

TECO Energy’s 10.5% Notes issued in November 2002 contain covenants that limit the ability of the company to incur additional liens and require the company to achieve certain interest coverage levels in order to pay dividends or distributions, make certain investments, or issue additional indebtedness. These covenants became effective as of Apr. 21, 2003, with Moody’s downgrade of TECO Energy’s senior unsecured debt rating to Ba1 from Baa2. (See Note 18 for additional information about the recent ratings downgrade.) The covenants apply only if either the notes are rated non-investment grade by either Standard & Poor’s (S&P) or Moody’s Investor Service (Moody’s) or the notes are rated below the levels required by the equity bridge loan and Union and Gila River construction undertaking while those obligations are outstanding. The limitation on restricted payments restricts the company from paying dividends or making distributions or certain investments unless there is sufficient cumulative operating cash flow, as defined, in excess of 1.7 times interest to make contemplated dividend payments, distributions or investments. The operating cash flow and restricted payments are calculated on a cumulative basis since the issuance of the 10.5% Notes in the fourth quarter of 2002. At Mar. 31, 2003, $99.1 million was accumulated and available for future restricted payments, representing a one quarter accumulation. The company is not permitted, with certain exceptions as defined, to create any lien upon any of its property in excess of 5% of consolidated net tangible assets without equally and ratably securing the 10.5% Notes. As of Mar. 31, 2003 this limitation would apply to certain liens exceeding $224.3 million. The company’s EBITDA to interest coverage for the immediate preceding four quarters must exceed a ratio of 2.0 to 1.0 for the company to be able to issue additional indebtedness with certain exceptions as defined within the agreement. As of Mar. 31, 2003, the company’s EBITDA to interest coverage for the immediate preceding four quarters was 3.7 times.

On Apr. 9, 2003, TECO Energy entered into a $350 million unsecured credit facility with Merrill Lynch that will be available if required to refinance the credit facility maturing in November 2003. In addition, $150 million of the facility is available for general corporate purposes until November. The term of the new credit facility is for up to eighteen months. The Merrill Lynch Bank USA (Merrill Lynch) credit facility requires TECO Energy’s debt-to-capital ratio, as defined in the credit agreement not to exceed 65.0%. At Mar. 31, 2003, TECO Energy’s debt-to-capital ratio was 56.2%. This facility also has covenants that could limit the payment of dividends exceeding $40 million in any quarter under certain circumstances if the facility is drawn. (See Note 18.)

Should TECO Energy exercise its right to defer payments on its subordinated notes issued in connection with the issuance of trust preferred securities by TECO Capital Trust I or TECO Capital Trust II, TECO Energy would be prohibited from paying cash dividends on its common stock until the unpaid distributions on the subordinated notes are made. TECO Energy has not exercised that right.

        The primary sources of funds to pay dividends on TECO Energy’s common stock are dividends from its operating companies. Tampa Electric’s first mortgage bond indenture and certain long-term debt at PGS contain restrictions that limit the payment of dividends on the common stock of Tampa Electric (see Note 15). Tampa Electric’s first mortgage bond indenture does not limit loans or advances. In addition, TECO Diversified, Inc., a wholly-owned subsidiary of TECO Energy and the holding company for TECO Transport, TECO Coal and TECO Solutions, has a guarantee related to a coal supply agreement that limits the payment of dividends to its common shareholder, TECO Energy, but does not limit loans or advances. As of Mar. 31, 2003 and Dec. 31, 2002, the balances restricted as to transfers to the parent company in the form of loans, advances or cash dividends were less than 25 percent of consolidated common equity.

Reclassifications

Certain prior year amounts were reclassified to conform with current year presentation.

2. Derivatives and Hedging

At. Mar. 31, 2003, the company had derivative assets totaling $93.9 million and liabilities totaling $93.0 million. At Dec. 31, 2002, the company had derivative assets totaling $12.6 million and liabilities totaling $4.1 million. At Mar. 31, 2003 and Dec. 31, 2002, accumulated other comprehensive income (OCI) included $42.1 million and $32.4 million, respectively, of unrealized after-tax losses, representing the fair value of cash flow hedges whose transactions will occur in the future, including an unrealized loss of $42.2 million and $37.3 million for 2003 and 2002, respectively, on an interest rate swap at TPGC, a TPS unconsolidated affiliate. Amounts recorded in OCI reflect the value of derivative instruments designated as hedges, based on market prices as of the balance sheet date. These amounts are expected to fluctuate with movements in market prices and may or may not be realized as a loss upon future reclassification from OCI.

As of Mar. 31, 2003, TECO Energy had transactions in place to hedge commodity price risk and interest rate risk that qualify for cash flow hedge accounting treatment under FAS 133. During the three months ended Mar. 31, 2003, TECO Energy reclassified net pretax gains of $18.7 million to earnings for cash flow hedges, compared to pretax losses of $20.4 million for the same period in 2002. Amounts reclassified from OCI were primarily related to cash flow hedges of physical purchases of natural gas and physical sales of electricity. For these types of hedge relationships, the loss on the derivative, reclassified from OCI to earnings, is offset by the reduced expense arising from lower prices paid for spot purchases of natural gas or sales of electricity. Conversely, reclassification of a gain from OCI to earnings is offset by the increased cost of spot purchases of natural gas or sales of electricity.

Based on the fair value of cash flow hedges at Mar. 31, 2003, pretax losses of $12.3 million are expected to be reversed from OCI to the Consolidated Statement of Income within the next twelve months. However, these gains and other future reclassifications from OCI will fluctuate with movements in the underlying market price of the derivative instruments. Excluding interest rate risk exposures, the company does not currently have any cash flow hedges for transactions forecasted to take place in periods subsequent to 2005.

At Mar. 31, 2003, TECO Energy had transactions in place to hedge gas storage inventory that qualify for fair value hedge accounting treatment under FAS 133. During the three months ended Mar. 31, 2003, the company recognized pretax losses of $2.0 million compared to pretax gains of $0.9 million for the same period in 2002. For the three months ended Mar. 31, 2003 and 2002, the company also recognized pretax losses of $5.0 million and $2.4 million, respectively, relating to derivatives that do not qualify for cash flow or fair value hedge accounting treatment that are marked to market.

3. Goodwill and Other Intangible Assets

Goodwill increased $1.6 million to $195.3 million as of Mar. 31, 2003 as a result of the payment of contingent consideration related to a performance payment associated with the acquisition of BCH Mechanical, Inc. in September 2000.

The amount of intangible assets on the Consolidated Balance Sheets of TECO Energy at Mar. 31, 2003 was $6.4 million, which is net of accumulated amortization of $40.1 million, and at Dec. 31, 2002 was $11.1 million, which was net of accumulated amortization of $35.4 million. Amortization expense of $4.7 million and $3.7 million, respectively, was recorded for the three months ended Mar. 31, 2003 and 2002. Unamortizable intangible assets of $6.7 million at Mar. 31, 2003 represent licenses held by TPS related to gasification technologies.

As required under FAS 142, TECO Energy continues to review recorded goodwill and intangibles at least annually for each reporting unit. Reporting units are generally determined as one level below the operating segment level; reporting units with similar characteristics may be grouped for the purpose of determining the impairment, if any, of goodwill and other intangible assets. The fair value for the reporting units evaluated is generally determined using discounted cash flows appropriate for the business model of each significant group of assets within each reporting unit. The models incorporate assumptions relating to future results of operations that are based on a combination of historical experience, fundamental economic analysis, observable market activity and independent market studies. Management periodically reviews and adjusts the assumptions, as necessary, to reflect current market conditions and observable activity.

For the three months ended Mar. 31, 2003, no impairment loss was recorded for recognized goodwill or other intangible assets with indefinite lives. As of Jan. 1, 2002, each reporting unit evaluated had fair values exceeding the carrying value, including goodwill.

4. Regulatory Assets and Liabilities

Tampa Electric and PGS maintain their accounts in accordance with recognized policies of the FPSC. In addition, Tampa Electric maintains its accounts in accordance with recognized policies prescribed or permitted by the FERC. These policies conform with generally accepted accounting principles in all material respects.

Tampa Electric and PGS apply the accounting treatment permitted by FAS 71, Accounting for the Effects of Certain Types of Regulation. Areas of applicability include: deferral of revenues under approved regulatory agreements; revenue recognition resulting from cost recovery clauses that provide for monthly billing charges to reflect increases or decreases in fuel; purchased power, conservation and environmental costs; and deferral of costs as regulatory assets when cost recovery is ordered over a period longer than a fiscal year, to the period that the regulatory agency recognizes them. Details of the regulatory assets and liabilities as of Mar. 31, 2003 and Dec. 31, 2002 are presented in the following table:

Regulatory Assets and Liabilities

(millions)	Mar. 31, 2003	Dec. 31, 2002

Regulatory assets:
Regulatory tax asset(1)	$57.0	$54.9
Other:
Cost recovery clauses	37.4	34.7
Coal contract buy-out(2)	4.7	5.4
Unamortized refinancing costs(3)	34.9	35.9
Environmental remediation	21.9	20.3
Competitive rate adjustment	6.1	7.4
Other	5.0	4.6

	110.0	108.3

Total regulatory assets	$167.0	$163.2

Regulatory liabilities:
Regulatory tax liability(1)	$35.1	$36.6
Other:
Deferred allowance auction credits	1.7	2.1
Cost recovery clauses	2.0	2.2
Environmental remediation	21.9	20.3
Transmission and distribution storm reserve	37.0	36.0
Other	0.6	—
Deferred gain on property sales(4)	1.4	0.9

	64.6	61.5

Total regulatory liabilities	$99.7	$98.1

(1)	Related primarily to plant life. Includes excess deferred taxes of $19.9 million and $20.9 million as of Mar. 31, 2003 and Dec. 31, 2002, respectively.
(2)	Amortized over a 10-year period ending December 2004.
(3)	Unamortized refinancing costs:

Related to debt transactions as follows (millions):	Amortized until:
$ 155.0	2003
$ 51.6	2004
$ 22.1	2007
$ 25.0	2011
$ 50.0	2011
$ 150.0	2012
$ 150.0	2012
$ 85.9	2014
$ 25.0	2021
$ 100.0	2022

(4)	Amortized over a 5-year period with various ending dates.

5. Asset Retirement Obligations

On Jan. 1, 2003, TECO Energy adopted FAS 143, Accounting for Asset Retirement Obligations. The company recognized liabilities for retirement obligations associated with certain long-lived assets, in accordance with the new accounting guidance. An asset retirement obligation for a long-lived asset is recognized at fair value at inception of the obligation if there is a legal obligation under existing or enacted law, statute, written or oral contract, or by legal construction under the doctrine of promissory estoppel. Retirement obligations are recognized only if the legal obligation exists in connection with or as a result of the permanent retirement, abandonment or sale of a long-lived asset.

When the liability is initially recorded, the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is accreted to its future value. The corresponding amount capitalized at inception is depreciated over the remaining useful life of the asset. The liability must be revalued each period based on current market prices.

TECO Energy has recognized asset retirement obligations for reclamation and site restoration obligations principally associated with coal mining, storage and transfer facilities. The majority of obligations arise from environmental remediation and restoration activities for coal-related operations. Prior to the adoption of FAS 143, TECO Coal accrued reclamation costs for such activities. For TECO Coal, the adoption of FAS 143 modifies the valuation and accrual methods used to estimate the fair value of asset retirement obligations.

As a result of the adoption of FAS 143, TECO Energy recorded an increase to net property, plant and equipment of $7.8 million (net of accumulated depreciation of $6.6 million) and an increase to asset retirement obligation of $22.1 million, partially offset by previously recognized accrued reclamation obligations associated with coal mining activities of $12.3 million. An after-tax charge of $1.1 million ($1.8 million pretax, net of $0.2 million offset by a regulatory asset at Tampa Electric) was recognized as a change in accounting principle.

For the three months ended Mar. 31, 2003, TECO Energy recognized $0.3 million of accretion expense associated with asset retirement obligations. During this period, no new retirement obligations were incurred and no revisions were made to estimated cash flows used in determining the recognized asset retirement obligations. FAS 143 was not effective for the three months ended Mar. 31, 2002.

6. Short-Term Debt

At Mar. 31, 2003 and Dec. 31, 2002, notes payable consisted of the following:

Notes Payable

(millions)	Mar. 31, 2003	Dec. 31, 2002
Credit facilities outstanding	$350.0	$350.0
Commercial paper	17.2	10.5

Total notes payable	$367.2	$360.5

The weighted average interest rate on outstanding notes payable at Mar. 31, 2003 and Dec. 31, 2002 was 1.91% and 1.88%, respectively.

At Mar. 31, 2003 and Dec. 31, 2002, the following credit facilities and related borrowings existed:

Credit Facilities

	Mar. 31, 2003			Dec. 31, 2002
(millions)	Credit Facilities	Borrowings Outstanding	Letters of Credit Outstanding	Credit Facilities	Borrowings Outstanding	Letters of Credit Outstanding
Tampa Electric
1-year facility	$300.0	$—	$—	$300.0	$—	$—
TECO Energy
1-year facility	350.0	350.0	—	350.0	350.0	—
TECO Energy
3-year facility	350.0	—	158.8	350.0	—	179.8

Totals	$1,000.0	$350.0	$158.8	$1,000.0	$350.0	$179.8

In April 2003, TECO Energy entered into a new $350 million unsecured credit facility with Merrill Lynch Bank USA (Merrill Lynch). (See Note 18 for additional information.)

Tampa Electric Company’s credit facility has a maturity date of November 2003. TECO Energy’s one-year facility also matures in November 2003 and its 3-year facility matures in November 2004. Within its 3-year facility, TECO Energy has $250 million of capacity to issue letters of credit. TECO Energy’s one-year credit facility requires commitment fees of 20-25 basis points and drawn amounts incur interest expense at Libor plus 55-80 basis points at current ratings. The Tampa Electric Company Bank facility requires commitment fees of 15 basis points and drawn amounts are charged interest at LIBOR plus 85-97.5 basis points at current credit ratings.

In order to utilize the credit facilities, TECO Energy’s debt-to-capital ratio, as defined in the credit agreement, may not exceed 65.0%. At Mar. 31, 2003, TECO Energy’s debt-to-capital ratio was 56.2%. Under Tampa Electric’s credit facility, Tampa Electric’s debt-to-capital ratio may not exceed 60.0% measured at the end of the applicable quarter and its earnings before interest, taxes, depreciation and amortization (EBITDA) to interest coverage ratio must be at least 2.5 times. At Mar. 31, 2003, Tampa Electric’s debt-to-capital ratio was 44.6% and its EBITDA to interest coverage ratio was 6.4 times. (See Note 15.)

7. Common Stock

Stock-Based Compensation

TECO Energy has adopted the disclosure-only provisions of FAS 123, Accounting for Stock-Based Compensation, as amended by FAS 148, Accounting for Stock Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123, but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plans. Therefore, since stock options are granted with an option price greater than or equal to the fair value on date of grant, no compensation expense has been recognized for stock options granted under the 1996 Equity Incentive Plan and the 1997 Director Equity Plan. If the company had elected to recognize compensation expense for stock options based on the fair value at grant date, consistent with the method prescribed by FAS 123, net income and earnings per share would have been reduced to the pro forma amounts as follows. The pro forma amounts were determined using the Black-Scholes valuation model with weighted average assumptions as set forth below.

Pro Forma Disclosure—Stock Options

(millions, except per share amounts)	Three months ended Mar. 31,

	2003	2002
Net (loss) income from continuing operations
As reported	$(19.3)	$69.9
Pro forma expense(1)	1.0	0.9

Pro forma	$(20.3)	$69.0

Net income
As reported	$2.7	$75.4
Pro forma expense(1)	1.0	0.9

Pro forma	$1.7	$74.5

	Three months ended Mar. 31,

	2003		2002
	Basic	Diluted	Basic	Diluted
Net (loss) income from continuing operations—EPS
As reported	$(0.11)	$(0.11)	$0.50	$0.50
Pro forma	$(0.12)	$(0.12)	$0.49	$0.49
Net income—EPS
As reported	$0.01	$0.01	$0.54	$0.54
Pro forma	$0.01	$0.01	$0.53	$0.53

Assumptions
Risk-free interest rate	4.02%		5.09%
Expected lives (in years)	6		6
Expected stock volatility	45.00%		25.92%
Dividend yield	10.40%		5.47%

(1)	Compensation expense for stock options determined under fair-value based method, after-tax.

8. Other Charges Affecting Net Income

At Mar. 31, 2003, TECO Energy recorded a $64.4 million after-tax charge ($104.5 million pretax) to reflect the impact of the potential cancellation of turbine purchase commitments. This represents non-cash, after-tax charges of $15.3 million ($24.5 million pretax) at TPS and $49.1 million ($80 million pretax) at Tampa Electric relating to installment payments made and capitalized in prior periods. As reported previously and in Note 12, certain turbine rights had been transferred from TPS to Tampa Electric in 2002 for use in Tampa Electric’s generation expansion activities. These cancellations were made in April 2003 which fully terminate all turbine purchase obligations for TECO Energy and its subsidiaries.

Additionally in the first quarter of 2003, the company recorded a $1.1 million after-tax charge for the cumulative effect of an accounting change to reflect the adoption of FAS 143 as discussed in Note 5 and a $25.9 million intra-period tax benefit deferral to adjust the company’s effective tax rate for the period to reflect the estimated annual tax rate in accordance with GAAP as discussed in Note 9. Income from Discontinued Operations included a $22.7 million after-tax gain for the final installment on the sale of TECO Coalbed Methane.

9. Income Tax Expense

The total income tax provisions differ from amounts computed by applying the federal statutory tax rate to income before income taxes, primarily due to the recognition of non-conventional fuels tax credits and other miscellaneous items as noted in the table that follows. The full-year estimate of the non-conventional fuels tax credits for 2003 is approximately $47 million.

In the first quarter of 2003, tax credits generated related to the production and sale of synthetic fuel (synfuel) at TECO Coal are projected to be disproportionate to the annual amount, due to the sale of significant membership interests in the synfuel production in the second quarter and the anticipated sale of additional interests. Generally accepted accounting principles require that income tax expense be recognized in interim periods at the expected consolidated annual effective income tax rate. TECO Energy recorded a $25.9 million intra-period tax benefit deferral in the first quarter to recognize income taxes at the expected annualized rate. Subject to the achievement of estimated taxable income for the year, this adjustment is expected to reverse by year-end, and have no impact on forecasted full-year 2003 results.

In the quarter ended Mar. 31, 2003, TECO Energy recorded $64.4 million after-tax non-cash charges for the potential cancellation of turbine purchase commitments by Tampa Electric and TECO Power Services. The provision for income taxes as a percent of income from unusual and infrequently occurring items for the three months ended Mar. 31, 2003 was 38.4%. Net income from discontinued operations was $23.1 million and the provision for income taxes as a percent of income from discontinued operations was 39.4% for the three months ended Mar. 31, 2003.

Effective Income Tax Rate

	Three months ended Mar. 31,
(millions)	2003	2002
Net income from continuing operations, excluding unusual and infrequently occurring item, net of tax(1)	$45.1	$69.9
Total income tax provision (benefit), excluding tax associated with unusual and infrequently occurring item(1)	1.1	(8.1)

Income from continuing operations before income taxes, excluding unusual and infrequently occurring item(1)	$46.2	$61.8

Income taxes on above at federal statutory rate of 35%	$16.2	$21.6
Increase (Decrease) due to
State income tax, net of federal income tax	0.9	1.7
Amortization of investment tax credits	(1.1)	(1.1)
Non-conventional fuels tax credit(2)	(9.3)	(25.6)
Permanent reinvestment-foreign income	(3.9)	(2.6)
AFUDC Equity	(2.7)	(1.5)
Other	1.0	(0.6)

Total income tax provision from continuing operations	$1.1	$(8.1)

Provision for income taxes as a percent of income from continuing operations, before income taxes	2.5%	(13.2)%

(1)	Excludes $64.4 million after tax ($104.5 million pre-tax) non-cash charges recorded for potential cancellation of turbine purchase commitments noted above.

(2)	Non-conventional fuels tax credit for the three months ended Mar. 31, 2003 was reduced by the $25.9 million intra-period tax benefit deferral to recognize income taxes at the expected annualized effective income tax rate.

10. Discontinued Operations

TECO Coalbed Methane, a subsidiary of TECO Energy, had produced natural gas from coal seams in Alabama’s Black Warrior Basin. In September 2002, the company announced its intent to sell the TECO Coalbed Methane gas assets. On Dec. 20, 2002, substantially all of TECO Coalbed Methane’s assets in Alabama were sold to the Municipal Gas Authority of Georgia. Proceeds from the sale were $140 million, $42 million paid in cash at closing, and a $98 million note receivable, which was paid in January 2003. Net income for the three months ended Mar. 31, 2003 included a $22.7 million after-tax gain for the final cash installment from the sale of these assets. TECO Coalbed Methane’s results were accounted for as discontinued operations for the three months ended Mar. 31, 2002. Operating revenues from TECO Coalbed Methane were $9.0 million, and pretax operating income was $2.8 million for the three months ended Mar. 31, 2002.

11. Comprehensive Income

FAS 130, Reporting Comprehensive Income, requires that comprehensive income, which includes net income as well as certain changes in assets and liabilities recorded in common equity, be reported in the financial statements. TECO Energy reported the following comprehensive income (loss) for the three months ended Mar. 31, 2003 and 2002, related to changes in the fair value of cash flow hedges, foreign currency adjustments and adjustments to the minimum pension liability associated with the company’s supplemental executive retirement plan:

Comprehensive Income (loss)

(millions) Three months ended Mar. 31,	Gross	Tax	Net
2003
Unrealized (loss) gain on cash flow hedges	$11.7	$5.0	$6.7
Less: (Gain) loss reclassified to net income	(18.7)	(7.2)	(11.5)
(Loss) gain on cash flow hedges	(7.0)	(2.2)	(4.8)
Portion of equity investee’s loss on cash flow hedges	(8.3)	(3.4)	(4.9)
Foreign currency adjustments	0.8	—	0.8

Total other comprehensive (loss) income	$(14.5)	$(5.6)	$(8.9)

2002
Unrealized (loss) gain on cash flow hedges	$(7.6)	$(5.0)	$(2.6)
Less: Loss (gain) reclassified to net income	20.4	7.7	12.7

Gain (loss) on cash flow hedges	12.8	2.7	10.1
Portion of equity investee’s loss on cash flow hedges	4.2	1.6	2.6

Total other comprehensive income (loss)	$17.0	$4.3	$12.7

12. Related Parties

The company and its subsidiaries had certain transactions, in the ordinary course of business, with entities in which directors of the company had interests. These transactions, primarily for legal services, were not material for the three months ended Mar. 31, 2003 and 2002. No material balances were payable as of Mar. 31, 2003 or Dec. 31, 2002.

In February 2002, Tampa Electric and TECO-Panda Generating Company II (TPGC II) entered into an assignment and assumption agreement whereby Tampa Electric obtained TPGC II’s rights and interests to four combustion turbines being purchased from General Electric, and assumed the corresponding liabilities and obligations for such equipment. In accordance with the terms of the assignment and assumption agreement, Tampa Electric paid $62.5 million to TPGC II as reimbursement for amounts already paid to General Electric by TPGC II for such equipment. No gain or loss was incurred on the transfer. In the first quarter of 2003, TECO Energy recorded a $64.4 million non-cash charge related to the potential cancellation of the turbine purchase commitments. (See Note 8.)

TPS recognized income on the non-TPS portion of notes receivable from unconsolidated affiliates in which TPS holds joint venture interests and from credit support for the TPGC joint venture. The notes receivable from unconsolidated affiliates are as follows:

Notes Receivable From Related Parties

(millions)	Rate		Mar. 31, 2003	Dec. 31, 2002
PLC Development Holdings, LLC(1)	14.00%		$—	$137.0
Energeticke Centrum Kladno	6.00%		—	1.4
Mosbacher Power Partners L.P.	9.00%		—	13.7
EEGSA	6.42	%(2)	11.1	11.1
TECO-Panda Generating Company, L.P.	7.06	%(2)	372.6	369.5
TECO Panda Generating Company, L.P.	6.15	%(2)	468.8	426.3

(1)	Converted to an ownership interest on Jan. 3, 2003.
(2)	Current rate at Mar. 31, 2003.

Other Income (Expense) included pretax income from construction-related and loan agreements with Panda Energy, and interest income of $7.6 million and $1.6 million for the three months ended Mar. 31, 2003 and 2002, respectively from the other notes receivable shown on the preceeding table.

TPS Arkansas Operations Company and TPS Arizona Operations Company, both wholly-owned subsidiaries of TPS, have a combined receivable from TPGC of $0.2 million as of Mar. 31, 2003. TECO EnergySource, also a wholly-owned subsidiary of TPS, had a net payable to TPGC of $5.0 million as of Mar. 31, 2003.

At Dec. 31, 2002, TPS’ position in the Odessa and Guadalupe power stations in Texas was in the form of a $137 million loan to a Panda Energy International subsidiary, which is a partner in Texas Independent Energy (TIE). On Jan. 3, 2003 the loan converted to an indirect ownership interest in these projects. (See Notes 1, 16 and 17.)

In January 2002, TPS agreed to purchase the interests of Panda Energy in the TPGC projects in 2007 for $60 million, and TECO Energy has guaranteed payment of TPS’ purchase obligation. This obligation may be accelerated if Panda Energy defaults on a bank loan for which the TPS purchase obligation is collateral or if TECO Energy permits its debt-to-capital ratio to exceed 65.0%, permits its EBITDA/interest ratio to fall below 1.5 times or defaults on the payment of indebtedness in excess of $50 million. TECO Energy’s debt-to-capital ratio at Mar. 31, 2003 was 56.2% and its EBITDA/interest ratio was 3.5 times. (See Note 15.)

See Note 18 for a discussion of a subsequent related party transaction between TECO Energy and Panda Energy which may increase TPS’ indirect ownership interests in TIE and accelerate and replace the purchase obligation of Panda Energy’s interests in TPGC.

13. Earnings Per Share

FAS 128, Earnings per Share requires disclosure of basic and diluted earnings per share and a reconciliation (where different) of the numerator and denominator from basic to diluted earnings per share. The reconciliation of basic and diluted earnings per share is shown as follows:

Earnings Per Share

(millions, except per share amounts)	Three months ended Mar. 31,
	2003	2002
Numerator
Net (loss) income from continuing operations, basic	$(19.3)	$69.9
Effect of contingent performance shares	—	(0.2)

Net (loss) income from continuing operations, diluted	$(19.3)	$69.7

Discontinued operations, net of tax	23.1	5.5
Cumulative effect of a change in accounting principal, net	(1.1)	—

Net income, basic	$2.7	$75.4
Effect of contingent performance shares	—	(0.2)

Net income, diluted	$2.7	$75.2

Denominator
Average number of shares outstanding—basic	175.9	139.7
Plus: incremental shares for assumed conversions: Stock options at end of period and contingent performance shares	—	3.4
Less: Treasury shares which could be purchased	—	(2.8)

Average number of shares outstanding—diluted	175.9	140.3

Earnings per share from continuing operations
Basic	$(0.11)	$0.50
Diluted	$(0.11)	$0.50
Earnings per share from discontinued operations, net
Basic	$0.13	$0.04
Diluted	$0.13	$0.04
Earnings per share from cumulative effect of change in accounting principle
Basic	$(0.01)	$—
Diluted	$(0.01)	$—
Earnings per share
Basic	$0.01	$0.54
Diluted	$0.01	$0.54

For the three months ended Mar. 31, 2003 and 2002, stock options for 6.6 million shares and 1.9 million shares, respectively, were excluded from the computation of diluted earnings per share due to their antidilutive effect. Additionally, 14.9 million common shares issuable under the purchase contract associated with the mandatorily convertible equity units issued in January 2002 were also excluded from the computation of diluted earnings per share for the three months ended Mar. 31, 2003 and 2002 due to their antidilutive effect.

14. Segment Information

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

Segment Information (1)

(millions) Three months ended Mar. 31,	Tampa Electric		Peoples Gas	TPS		TECO Transport	TECO Coal	Other Unregulated	Eliminations & Other		TECO Energy

2003
Revenues—outsiders(2)	$341.1		$126.9	$50.7		$36.8	$75.5	$27.4	$0.1		$658.5
Sales to affiliates(2)	1.0		—	14.2		28.2	—	3.4	(46.8)		—

Total revenues(2)	$342.1		$126.9	$64.9		$65.0	$75.5	$30.8	$(46.7)		$658.5
Depreciation	46.0		8.4	6.8		5.3	8.3	5.0	—		79.8
Interest charges(3)	19.2		3.9	23.6		1.1	1.1	1.3	14.3		64.5
Provision (benefit) for taxes	(11.8	)(4)	7.6	(15.7	)(5)	2.5	(41.3)	0.1	19.6	(6)	(39.0)
Net income from continuing operations(3)	$(9.0	)(4)	$11.9	$(18.4	)(5)	$4.6	$25.7	$0.8	$(34.9	)(6)	$(19.3)

2002
Revenues—outsiders(2)	$338.7		$85.4	$43.2		$33.3	$81.0	$25.0	$—		$606.6
Sales to affiliates(2)	7.0		—	12.1		30.9	—	5.8	(55.8)		—

Total revenues(2)	$345.7		$85.4	$55.3		$64.2	$81.0	$30.8	$(55.8)		$606.6
Depreciation	45.6		7.4	7.3		5.8	8.0	3.9	—		78.0
Interest charges(3)	13.9		3.5	13.9		1.7	2.0	1.3	10.5		46.8
Provision (benefit) for taxes	18.2		6.1	(1.0)		3.7	(31.3)	1.2	(5.0)		(8.1)
Net income from continuing operations(3)	$36.0		$9.8	$4.9		$6.9	$17.4	$2.5	$(7.6)		$69.9

(1)	From continuing operations. Revenues, interest expense, tax provisions (benefits) and net income for all periods have been adjusted to reflect the reclassification of TECO Coalbed Methane results as discontinued operations.
(2)	Revenues for all periods have been adjusted to reflect the presentation of energy marketing related revenues on a net basis and the reclassification of earnings from equity investments from Revenues to Other income.
(3)	Segment net income is reported on a basis that includes internally allocated financing costs. Internally allocated costs for the three months ended Mar. 31, 2003 and 2002 were at pretax rates of 8% and 7%, respectively, based on the average investment in each subsidiary.
(4)	Net income for the three months ended Mar. 31, 2003 includes a $49.1 million after-tax ($80.0 million pretax) asset impairment related to potential turbine purchase cancellations (see Note 8).
(5)	Net income for the three months ended Mar. 31, 2003 includes a $15.3 million after-tax ($24.5 pretax) asset impairment related to potential turbine purchase cancellations (see Note 8).
(6)	Provision for income taxes and net income include a $25.9 million intra-period tax benefit deferral (see Note 9).

15. Commitments and Contingencies

Capital Investments

TECO Energy has made certain commitments in connection with its continuing capital improvements program. At Mar. 31, 2003, these estimated capital investments for the full year 2003, net of proceeds from the sale of assets of $125 million, total approximately $711 million and are summarized as follows:

Forecasted-Capital Investments

(millions)	Estimated 2003

Tampa Electric	$267
Peoples Gas	40
TECO Power Services	494
TECO Transport	19
TECO Coal	16

Total capital investments	$836
Less: proceeds from sale of assets	(125)

Net capital investments	$711

Superfund and Former Manufactured Gas Plant Sites

Tampa Electric Company, through its Tampa Electric and Peoples Gas divisions, is a potentially responsible party for certain superfund sites and, through its Peoples Gas division, for certain former manufactured gas plant sites. While the joint and several liability associated with these sites presents the potential for significant response costs, as of Mar. 31, 2003, Tampa Electric Company has estimated its ultimate financial liability to be approximately $22 million, and this amount has been accrued in the company’s financial statements. The environmental remediation costs associated with these sites, which are expected to be paid over many years, are not expected to have a significant impact on customer prices.

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

Allocation of the responsibility for remediation costs among Tampa Electric Company and other potentially responsible parties (PRPs) is based on each party’s relative ownership interest in or usage of a site. Accordingly, Tampa Electric Company’s share of remediation costs varies with each site. In virtually all instances where other PRPs are involved, those PRPs are considered creditworthy.

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

Guarantees and Letters of Credit

On Jan. 1, 2003, TECO Energy adopted the prospective initial measurement provisions for certain types of guarantees, in accordance with FASB Interpretation (FIN) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34). Upon issuance or modification of a guarantee after Jan. 1, 2003, the company must determine if the obligation is subject to either or both of the following:

•	Initial recognition and initial measurement of a liability.

•	Disclosure of specific details of the guarantee.

Generally, guarantees of the performance of a third party or guarantees that are based on an underlying (where such a guarantee is not a derivative subject to FAS 133), are likely to be subject to the recognition and measurement, as well as the disclosure provisions, of FIN 45. Such guarantees must initially be recorded at fair value, as determined in accordance with the interpretation.

Alternatively, guarantees between and on behalf of entities under common control or that are similar to product warranties are subject only to the disclosure provisions of the interpretation. The company must disclose information as to the term of the guarantee and the maximum potential amount of future gross payments (undiscounted) under the guarantee, even if the likelihood of a claim is remote.

For the three months ended Mar. 31, 2003, TECO Energy has not issued or modified any guarantees that would require initial recognition at fair value in the financial statements. At Mar. 31, 2003, TECO Energy had outstanding letters of credit with a face amount or maximum payment potential, undiscounted, of $159.0 million. These letters of credit guarantee performance to third parties related to debt service, major maintenance requirements and various trade activities. The company also had guarantees with a maximum potential payment of $790.2 million, related primarily to fuel purchases, energy management and construction related debt for projects in which TPS is a participant. Most of the guarantees are renewable annually. In addition, TECO Energy had guaranteed the $375 million equity bridge loan and had $43 million of commitments to post letters of credit related to the construction undertakings for the Gila River and Union power stations, and TPS has also guaranteed the $60 million purchase obligation described in Note 12. See Note 18 for additional information about the impact of recent rating agencies’ actions.

A summary of the face amount or maximum theoretical obligation under TECO Energy’s letters of credit and guarantees are as follows:

Letters of Credit and Guarantees

($ in millions) Letters of Credit and Guarantees for the Benefit of	2003	2004	2005-2007	After 2007	Total	Liabilities Recognized at Mar. 31, 2003
Tampa Electric
Letters of credit	$—	$—	$—	$0.9	$0.9	$—

TECO Power Services
Letters of credit(1)	23.1	128.8	—	1.9	153.8	—
Guarantees:
Debt related	—	—	—	19.5	19.5	—
Fuel purchase/energy management(2)	5.0	20.0	—	497.0	522.0	97.6
Construction/Investment related(3)	423.0	—	60.0	—	483.0

	451.1	148.8	60.0	518.4	1,178.3	97.6

TECO Transport
Letters of credit	—	—	—	1.5	1.5	—

TECO Coal
Letters of credit				0.1	0.1
Guarantees: Fuel purchase related				1.5	1.5	1.6

	—	—	—	1.6	1.6	1.6

Other unregulated subsidiaries
Letters of credit				2.7	2.7
Guarantees:
Debt related				8.0	8.0
Fuel purchase/energy management(2)				234.2	234.2	99.2

	—	—	—	244.9	244.9	99.2

	$451.1	$148.8	$60.0	$767.3	$1,427.2	$198.4

(1)	Includes primarily letters of credit for construction support for the Gila River and Union power stations.
(2)	These guarantees renew annually and are shown on the basis that they will continue to renew beyond 2007. The amounts shown are the maximum theoretical amount guaranteed under current agreements. Liabilities recognized represent the associated obligation of TECO Energy under these agreements at Mar. 31, 2003. The obligations under these letters of credit and guarantees include net accounts payable and net derivative liabilities.
(3)	Includes the equity bridge loan and construction undertaking guarantees for the Gila River and Union power stations in 2003 and the guarantee of the purchase obligation in 2007. The equity bridge loan was repaid during the second quarter of 2003. (See Note 18 for additional information related to subsequent events triggered by recent debt ratings downgrades.)

In addition to the financial and non-financial guarantees listed above, TECO Energy and its subsidiaries enter into commercial agreements in the normal course of business that typically contain standard indemnification clauses. TECO Energy may sometimes agree to make payments to compensate or indemnify the counter-party for legal fees, environmental remediation costs and other similar costs arising from possible future events or changes in laws or regulations. These agreements cover a variety of goods and services, and have varying triggering events dependent on actions by third parties.

TECO Energy is unable to estimate the maximum potential future exposure under these clauses because the events that would obligate TECO Energy have not occurred, or if such event has occurred, TECO Energy has not been notified of any occurrence. As claims are made or changes in laws or regulations indicate, an amount related to the indemnification is reflected in the financial statements.

Financial Covenants

A summary of TECO Energy’s significant financial covenants as of Mar. 31, 2003 is as follows:

TECO Energy Significant Financial Covenants(1)

(millions) Instrument	Financial Covenant(2)	Requirement/ Restriction	Calculation at Mar. 31, 2003
Tampa Electric

Mortgage bond indenture	Dividend restriction	Cumulative distributions cannot exceed cumulative net income plus $4	$141 unrestricted
PGS senior notes	EBIT/interest	Minimum of 2.0 times	4.0 times
	Restricted payments	Shareholder equity at least $500	$1,846
	Funded debt/capital	Cannot exceed 65%	45.2%
	Sale of assets	Less than 20% of total assets	0%
Credit facility	Debt/capital	Cannot exceed 60%	44.6%
	EBITDA/interest	Minimum of 2.5 times	6.4 times
TECO Energy

Credit facilities	Debt/capital	Cannot exceed 65%	56.2%
$380 million note indenture(3)	Limit on restricted payments(4)	Cumulative operating cash flow in excess of 1.7 times interest	$99 unrestricted(4)
	Limit on liens	Cannot exceed 5% of tangible assets	$224 unrestricted
	Limit on indebtedness	Interest coverage at least 2.0 times	3.7 times
TECO/Panda guarantees(5)	Debt/capital	Cannot exceed 65%	56.2%
	EBITDA/interest	Minimum of 3.0 times	3.5 times
	Minimum ratings	BBB and Baa3, or BBB- and Baa2	BBB– and Baa2(6)
TPS purchase	Debt/capital	Cannot exceed 65%	56.2%
obligation guarantee	EBITDA/interest	Minimum of 1.5 times	3.5 times

TECO Diversified

Energy management services agreement guarantee	Consolidated tangible net worth	Minimum of $200	$592
	Consolidated funded debt	Cannot exceed 60%	18.6%
Coal supply agreement guarantee	Dividend restriction	Net worth not less than $200 or $441(40% of tangible net assets)	$551

(1)	See Note 18 for additional financial convenants contained in agreements entered into subsequent to Mar. 31, 2003.
(2)	As defined in applicable instrument.
(3)	These covenants apply if either (a) notes are rated below BBB- by S&P or below Baa3 by Moody’s or (b) notes are rated below the Special Ratings Trigger (minimum of BBB- by S&P and Baa2 by Moody’s or BBB by S&P and Baa3 by Moody’s) if TECO Energy Construction Undertakings for the TECO/Panda projects are not substantially discharged. See Note 18 for information on ratings downgrades that occurred subsequent to Mar. 31, 2003, causing the covenants to become effective.
(4)	The limitation on restricted payments restricts the company from paying dividends or making distributions or certain investments unless there is sufficient cumulative operating cash flow, as defined, in excess of 1.7 times interest to make such distribution or investment. The operating cash flow and restricted payments are calculated on a cumulative basis since the issuance of the 10.5% Notes in the fourth quarter of 2002. At Mar. 31, 2003, $99.1 million was accumulated and available for future restricted payments, representing a one quarter accumulation.
(5)	Includes Equity Bridge, Equity Contribution and Construction Undertaking Guarantees related to the TPGC projects.
(6)	See Note 18 for information on rating downgrades that occurred subsequent to Mar. 31, 2003, triggering requirements under these covenants.

16. Mergers, Acquisitions and Dispositions

In March 2003, TPS, through its subsidiary TM Power Ventures, LLC, completed the sale of its interest in the ECK Generating Project, a 343-megawatt facility located in the Czech Republic. TPS realized $33 million in cash as a result of the sale. TPS had already recorded a $9 million pretax charge associated with this sale in the fourth quarter of 2002. The transaction did not have a material impact on the 2003 results.

At Dec. 31, 2002, as discussed in Note 12, TPS had a loan receivable of $137 million from a subsidiary of Panda Energy International. On Jan. 3, 2003, the loan receivable converted to a 50% ownership interest in a joint venture with Panda Energy, PLC Development Holdings, LLC (PLC Development). PLC acts as a holding company for a 50% ownership interest in the Texas Independent Energy, L.P. joint venture. The TIE partnership owns and operates the Odessa and Guadalupe power stations in Texas. See Note 18 for a discussion of a subsequent transaction which could materially impact TPS’ indirect ownership interest in TIE.

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

17. New Accounting Pronouncements

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

When the liability is initially recorded, the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is accreted to its future value. The corresponding amount capitalized at inception is depreciated over the useful life of the asset. The liability must be revalued each period based on current market prices. FAS 143 is effective for fiscal years beginning after June 15, 2002. See Note 5 for the full discussion of the impact of adoption, including an after-tax charge of $1.1 million recognized as a change in accounting principle.

Exit or Disposal Costs

In July 2002, the FASB issued FAS 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses the accounting for costs under certain circumstances, including costs to terminate a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. FAS 146 is effective for disposal activities initiated after Dec. 31, 2002 with early adoption allowed. TECO Energy opted to early adopt FAS 146 on July 1, 2002. For the three months ended Mar. 31, 2003 no costs were recognized in accordance with FAS 146. For the same period in 2002, the accounting standard was not yet effective.

Gains and Losses on Energy Trading Contracts

On Oct. 25, 2002, the Emerging Issues Task Force released EITF 02-3, Recognition and Reporting of Gains and Losses on Energy Trading Contracts Under Issues No. 98-10 and 00-17, which 1) precludes mark-to-market accounting for energy trading contracts that are not derivatives pursuant to FAS 133, 2) requires that gains and losses on all derivative instruments within the scope of FAS 133 be presented on a net basis in the income statement if held for trading purposes, and 3) limits the circumstances in which a reporting entity may recognize a “day one” gain or loss on a derivative contract. The measurement provisions of the issue are effective for all fiscal periods beginning after Dec. 15, 2002. The net presentation provisions are effective for all financial statements issued after Dec. 15, 2002. In accordance with the recommended transition provisions,TECO Energy reclassified certain amounts in prior periods to present gains and losses on a net basis. (See Note 1.) The adoption of the measurement provisions on Jan. 1, 2003 did not have a material impact.

Guarantees

In November 2002, the FASB issued FIN 45, which modifies the accounting and enhances the disclosure of certain types of guarantees. FIN 45 requires that upon issuance of certain guarantees, the guarantor must recognize a liability for the fair value of the obligation it assumes under the guarantee. The provisions for the initial recognition and measurement are to be applied to guarantees issued or modified after Dec. 31, 2002. The disclosure requirements are effective for financial statements of annual periods that end after Dec. 15, 2002. (See Note 15.) On Jan. 1, 2003, the company adopted the prospective measurement provisions without a material effect.

Stock-Based Compensation

In December 2002, the FASB issued FAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123. This standard amends FAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for companies that voluntarily change to the fair value based method of accounting for stock-based employee compensation. It also requires prominent disclosure about the effects on reported net income of the company’s accounting policy decisions with respect to stock-based employee compensation in both annual and interim financial statements. The transition provisions and annual disclosure requirements are effective for all fiscal years ending after Dec. 15, 2002, while the interim period disclosure requirements are effective for all interim periods beginning after Dec. 15, 2002. The adoption of the disclosure provisions of this standard does not have a material impact. (See Note 7.)

Consolidation of Variable Interest Entities

The equity method of accounting is used to account for investments in partnership arrangements in which TECO Energy or its subsidiary companies do not have a majority ownership interest or exercise control. On Jan. 17, 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, which imposes a new approach in determining if a reporting entity should consolidate certain legal entities, including partnerships, limited liability companies, or trusts, among others, collectively defined as variable interest entities or VIEs. A legal entity is considered a VIE if it does not have sufficient equity at risk to finance its own activities without relying on financial support from other parties. Additional criteria must be applied to determine if this condition is met or if the equity holders, as a group, lack any one of three stipulated characteristics of a controlling financial interest. If the legal entity is a VIE, then the reporting entity determined to be the primary beneficiary must consolidate it. Even if a reporting entity is not obligated to consolidate a VIE, then certain disclosures must be made about the VIE if the reporting entity has a significant variable interest. Certain transition disclosures are required for all financial statements issued after Jan. 31, 2003. The on-going disclosure and consolidation requirements are effective for all interim financial periods beginning after June 15, 2003.

Based on a preliminary review, TECO Energy believes it is reasonably possible that FIN 46 may impact the accounting for certain unconsolidated affiliates. Management is continuing to assess the extent of the relationships and obtain adequate information upon which to base appropriate conclusions. Below is a discussion of the legal entities existing as of Mar. 31, 2003 that TECO Energy considers to be possibly subject to either 1) additional disclosure requirements, or 2) consolidation by the company, in accordance with FIN 46.

TPS entered into a joint venture, TPGC, to build, own and operate the Union and Gila River power stations. As of Mar. 31, 2003, TPGC is a development stage partnership that may meet the definition of a VIE in accordance with FIN 46. The third-party debt financing of approximately $1.3 billion (see Note 1) at TPGC is non-recourse and does not create an estimated loss exposure to TECO Energy. The estimated maximum loss exposure at Mar. 31, 2003 is approximately the total of the current and guaranteed equity investment in the partnership, a net derivative liability of $79.5 million, and net trade payables of $89.9 million. (See also Notes 12 and 15.)

As a result of the conversion of a loan to a Panda Energy International subsidiary on Jan. 3, 2003, TPS has an ownership interest in a joint venture with Panda Energy, PLC Development, which acts as a holding company for an ownership interest in the TIE partnership. (See Note 12.) The TIE partnership owns and operates the Odessa and Guadalupe power stations in Texas. PLC Development may be a VIE in accordance with FIN 46. The estimated maximum loss exposure is approximately $134.5 million, representing TPS’ equity investment as of Mar. 31, 2003.

See Note 18 for a discussion of a subsequent transaction which could impact the potential applicability of FIN 46 to TPS’ indirect ownership interest in TIE and direct ownership interest in TPGC.

TPS completed a transaction whereby certain equipment at the Hardee Power Station was sold to a third party (the Lessor) and leased back under an operating lease agreement with an initial term of 12 years. The original cost of the equipment was $46.6 million. The sole purpose of the Lessor is to own and lease back the equipment to Hardee Power. The Lessor may be a VIE in accordance with FIN 46. The lease financing arrangement includes $41.6 million of non-recourse subordinated debt and $1.4 million of equity contributed by an unrelated third party. If the Lessor were to be consolidated, TPS estimates that it would incur after-tax incremental expenses of approximately $9.5 million over the 12 year term of the lease.

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

TECO Properties formed a limited liability company with a project developer which may meet the definition of a VIE. Hernando Oaks, LLC was formed by TECO Properties with the Pensacola Group to buy and develop 627 acres of land in Hernando County, Florida into a residential golf community comprised of an 18-hole golf course and 975 single-family lots for sale to homebuilders. Hernando Oaks, LLC had total assets at Mar. 31, 2003 of $20.5 million. TECO Properties’ estimated maximum loss exposure in this project is approximately $9.7 million.

TECO Energy Services (formerly TECO BGA) formed a partnership to construct, own and operate a water cooling plant to produce and distribute chilled water to customers via a local distribution loop for use, primarily, in air conditioning systems. The partnership may meet the definition of a VIE in accordance FIN 46. The estimated maximum loss exposure associated with this partnership is approximately $3.6 million as of Mar. 31, 2003.

18. Subsequent Events

Effective Apr. 1, 2003, TECO Properties owns 80 percent of the ownership interests in B-T One, LLC, a limited liability company formed with Boyd Development Co., to buy and develop residential property in Ocala, Florida. As of Mar. 31, 2003, the company accounted for B-T One as an equity investment. The consolidation of B-T One on Apr. 1, 2003 will not have a material effect on the income statement of TECO Energy. At Mar. 31, 2003, B-T One reported total assets of $14.3 million and total liabilities of $7.6 million. At the same date, TECO Properties recognized an equity investment of $6.6 million.

On Apr. 8, 2003, Tampa Electric returned to TECO Energy $100 million of capital which was previously contributed by TECO Energy to support Tampa Electric’s construction program.

On Apr. 9, 2003, TECO Energy entered into a $350 million unsecured credit facility with Merrill Lynch that will be available if required to refinance the credit facility maturing in November 2003. In addition, $150 million of the facility is available for general corporate purposes until November. The term of the new credit facility is for up to eighteen months. The Merrill Lynch credit facility requires TECO Energy’s debt-to-capital ratio, as defined in the credit agreement, not to exceed 65.0%. At Mar. 31, 2003, TECO Energy’s debt-to-capital ratio was 56.2%. This facility also has covenants that, if the facility is drawn, could limit the payment of dividends exceeding $40 million in any quarter unless, prior to the payment of any dividends, the company delivers to Merrill Lynch liquidity projections satisfactory to Merrill Lynch demonstrating that the company will have sufficient cash or cash equivalents to pay both the dividends contemplated and each of the three quarterly dividends next scheduled to be paid on its common stock.

Effective Apr. 1, 2003, TECO Coal sold a 49 percent interest in its synthetic fuel production facilities located at its operations in eastern Kentucky. The company, through its various affiliates, will provide feedstock supply, and operating, sales and management services to the buyer through 2007, the current expiry date for the related section 29 credit for which the production qualifies. Because the transaction was structured on a “pay-as-you-go” basis typical of similar transactions in the industry, TECO Coal received no significant cash at the time of sale. The sale is contingent upon receipt of a positive response to a Private Letter Ruling (PLR) request and the proceeds from this transaction will be held in escrow pending resolution of this contingency. As disclosed in the company’s Annual Report on Form 10-K for the year ended Dec. 31, 2002, TECO Coal has PLRs for the existing facilities; the current PLR request was made to reflect the revised ownership structure, location of facilities and other terms of previous PLRs.

On Apr. 9, 2003, TECO Energy amended its agreement to purchase the interests of Panda Energy in the TPGC projects in 2007, subject to the condition that TECO Energy obtain financing in the amount of $42 million for the purpose of purchasing the interests, which TECO Energy may waive. The modified purchase agreement reduces the purchase price to $58 million for Panda Energy’s interests in the TPGC projects, as well as the remaining ownership interest in PLC, which holds a 50% interest in the TIE partnership (see Notes 1, 12, 16, and 17). Further, the modified purchase agreement accelerates TPS’ right to purchase Panda Energy’s interests in these projects to on or before July 1, 2003. Upon satisfaction of the condition and execution of the purchase obligation, TPS will have a 100% ownership interest in TPGC and the direct ownership of 50% of the interests in TIE. No modifications have been made to the existing voting rights and privileges of the partners to the TPGC or PLC partnerships as a result of the foregoing amendment and agreements. Panda Energy retains a cancellation right which terminates TPS’ purchase obligation if certain conditions are met on or before June 16, 2003.

On Apr. 11, 2003, TECO Energy announced additional steps to strengthen its financial position, including the potential sale of certain strong, non-core performing assets. Assets identified for a potential sale include TECO Power Services’ Hardee Power Station in Florida and Guatemalan assets, and TECO Energy’s water transportation subsidiary, TECO Transport. Also on Apr. 11, 2003, Tampa Electric issued $250 million principal amount of 6.25% Senior Notes due in 2016, in a private debt placement. This transaction was in lieu of a previously announced sale/leaseback of the Polk gasifier facility. Net proceeds of $248.4 million were used to repay short-term indebtedness and for general corporate purposes at Tampa Electric. Those 6.25% Senior Notes contain covenants that (1) require Tampa Electric Company to maintain, as of the last day of each fiscal quarter, a debt-to-capital ratio, as defined in the agreement, that does not exceed 60%, and (2) prohibit the creation of any lien on any of its property in excess of $500 million, with certain exceptions as defined, without equally and ratably securing the 6.25% Senior Notes.

On Apr. 21, 2003 Moody’s lowered TECO Energy’s senior unsecured debt rating to Ba1 with a negative outlook. This debt rating change triggered the requirement to, within fifteen days, post letters of credit for, or repay, the $375 million unpaid balance of the equity bridge loan associated with the construction of the Union and Gila River power projects. In satisfaction of this requirement, the $375 million equity bridge loan was paid in full. A scheduled installment of $125 million was paid on Apr. 30, 2003, in the normal course of business and the remaining $250 million balance was paid on May 5, 2003. In addition, this ratings change required the company to post letters of credit, in an amount satisfactory to the majority of lenders, to secure the projects and project lenders for the remaining potential cost to complete the projects. On May 6, 2003, TECO Energy and the lenders mutually agreed to extend the deadline to May 14, 2003 to reach agreement on a final acceptable amount of security while the parties continued their discussions. As a result of these discussions, the company reached an agreement in principle with the administrative agent and certain lead lenders and proposed for majority lender approval a total security amount of up to $234 million, (including amounts for remaining construction, liquidated damages for delay and performance shortfalls) $62 million of which will not be posted unless the commercial operation of two units does not occur in May as expected. The company and banks mutually agreed to a further extension to May 16, 2003, to facilitate the banks approval process.

On Apr. 25, 2003, Fitch Ratings downgraded TECO Energy’s senior unsecured debt rating to BB+ with a negative outlook. This rating change did not affect any requirements related to TECO Energy’s financial obligations or debt covenants.

As a result of the actions of Moody’s and Fitch Ratings, TPS, Prior Energy and TECO Gas Services could be required to post collateral or margins with counterparties in order to continue to transact in the forward markets for electricity and natural gas. Collateral or margin postings may fluctuate based on either (1) the fair value of open forward positions or (2) credit assurance assessments negotiated with counterparties. Counterparties with the right to call for collateral or margin postings are not obligated to do so. See Note 15 for a summary of the maximum theoretical obligation or the face value of outstanding letters of credit and guarantees issued to counterparties. Based on the fair value of existing contractual obligations as of May 6, 2003, the maximum collateral obligation, if all counterparties exercised their full rights, would be approximately $61 million. The collateral obligation, if the most probable rights are exercised would be approximately $30 million (including actual collateral posted of $29 million).

TECO Energy’s 10.5% Notes issued in November 2002 contain covenants that limit the ability of the company to incur additional liens and require the company to achieve certain interest coverage levels in order to pay dividends or distributions, make certain investments, and issue additional indebtedness. The covenants became effective as of Apr. 21, 2003 with Moody’s downgrade of TECO Energy’s senior unsecured debt rating to Ba1 from Baa2. The limitation on restricted payments restricts the company from paying dividends or making distributions or certain investments unless there is sufficient cumulative operating cash flow, as defined, in excess of 1.7 times interest to make contemplated dividend payments, distributions or investments. The operating cash flow and restricted payments are calculated on a cumulative basis since the issuance of the 10.5% Notes in the fourth quarter of 2002. As of Mar. 31, 2003, $99.1 million was accumulated and available for future restricted payments, representing a one quarter accumulation. The company is not permitted, with certain exceptions as defined, to create any lien upon any of its property in excess of 5% of consolidated net tangible assets as defined in the relevant agreements, without equally and ratably securing the 10.5% Notes. As of Mar. 31, 2003 this limitation would apply to certain liens exceeding $224.3 million. The company’s EBITDA to interest coverage for the immediate preceding four quarters must exceed a ratio of 2.0 to 1.0 for the company to be able to issue additional indebtedness. As of Mar. 31, 2003, the company’s EBITDA to interest coverage for the immediate preceding four quarters was 3.7 times.

In April 2003, Tampa Electric Company’s senior secured and unsecured debt ratings were also lowered to A3 and Baa1, respectively, with a stable outlook by Moody’s, and A- and BBB+, respectively, with a negative outlook by Fitch. These actions did not affect requirements relating to debt covenants or obligations. Tampa Electric continues to be rated an investment-grade company.

TAMPA ELECTRIC COMPANY

In the opinion of management, the unaudited consolidated financial statements include all adjustments that are of a recurring nature and necessary to present fairly the financial position of Tampa Electric Company as of Mar. 31, 2003 and Dec. 31, 2002, and the results of operations and cash flows for the three-month periods ended Mar. 31, 2003 and 2002. The results of operations for the three-month period ended Mar. 31, 2003 are not necessarily indicative of the results that can be expected for the entire fiscal year ending Dec. 31, 2003. References should be made to the explanatory notes affecting the consolidated income and balance sheet accounts contained in Tampa Electric Company’s Annual Report on Form 10-K for the year ended Dec. 31, 2002 and to the notes on pages 32 to 37 of this report.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page No.

Consolidated Balance Sheets, Mar. 31, 2003 and Dec. 31, 2002	28-29

Consolidated Statements of Income for the three-month periods ended Mar. 31, 2003 and 2002	30

Consolidated Statements of Comprehensive Income for the three-month periods ended Mar. 31, 2003 and 2002	30

Consolidated Statements of Cash Flows for the three-month periods ended Mar. 31, 2003 and 2002	31

Notes to Consolidated Financial Statements	32-38

TAMPA ELECTRIC COMPANY

CONSOLIDATED BALANCE SHEETS

Unaudited

Assets (millions)	Mar. 31, 2003	Dec. 31, 2002
Property, Plant and Equipment
Utility plant in service
Electric	$4,275.1	$4,310.8
Gas	753.3	746.7
Construction work in progress	716.6	768.5

Property, plant and equipment, at original costs	5,745.0	5,826.0
Accumulated depreciation	(2,137.5)	(2,161.0)

	3,607.5	3,665.0
Other property	7.8	7.9

Total property, plant and equipment	3,615.3	3,672.9

Current Assets
Cash and cash equivalents	1.8	6.9
Receivables, less allowance for uncollectibles of $1.0 million at Mar. 31, 2003 and $1.1 million at Dec. 31, 2002, respectively	190.3	186.5
Inventories
Fuel, at average cost	75.7	79.1
Materials and supplies	48.1	48.1
Prepayments and other	49.7	18.4

Total current assets	365.6	339.0

Deferred Debits
Unamortized debt expense	23.2	23.7
Deferred income taxes	133.0	133.3
Regulatory assets	167.0	163.2
Other	1.6	5.6

Total deferred debits	324.8	325.8

Total Assets	$4,305.7	$4,337.7

The accompanying notes are an integral part of the consolidated financial statements.

TAMPA ELECTRIC COMPANY

CONSOLIDATED BALANCE SHEETS

Unaudited

Liabilities and Capital (millions)	Mar. 31, 2003	Dec. 31, 2002
Capital
Common stock	$1,535.1	$1,535.1
Retained earnings	262.3	302.9

Total capital	1,797.4	1,838.0
Long-term debt, less amount due within one year	1,345.8	1,345.6

Total capitalization	3,143.2	3,183.6

Current Liabilities
Long-term debt due within one year	81.1	81.0
Notes payable	17.2	10.5
Accounts payable	178.2	178.8
Current derivative liabilities	0.6	—
Customer deposits	96.9	94.6
Interest accrued	20.9	18.3
Taxes accrued	21.2	46.9

Total current liabilities	416.1	430.1

Deferred Credits
Deferred income taxes	501.7	483.1
Investment tax credits	26.0	27.1
Regulatory liabilities	99.7	98.1
Other	119.0	115.7

Total deferred credits	746.4	724.0

Total liabilities and capital	$4,305.7	$4,337.7

The accompanying notes are an integral part of the consolidated financial statements.

TAMPA ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF INCOME

Unaudited

(millions)	Three months ended Mar. 31,
	2003	2002
Revenues
Electric (includes franchise fees and gross receipts taxes of $13.9 million in 2003, $14.0 million in 2002)	$341.9	$345.5
Gas (includes franchise fees and gross receipts taxes of $4.9 million in 2003, $3.2 million in 2002)	126.9	85.4

Total revenues	468.8	430.9

Expenses
Operation
Fuel	79.3	97.3
Purchased power	53.6	39.2
Cost of natural gas sold	70.8	35.3
Other	61.0	63.3
Maintenance	21.5	26.9
Depreciation	54.4	53.0
Taxes, federal and state income	26.7	24.3
Taxes, other than income	33.9	33.1

Total expenses	401.2	372.4

Income from operations	67.6	58.5

Other income
Allowance for other funds used during construction	7.6	4.3
Other income, net	(0.1)	0.4
Asset impairment (net of benefit of $30.9)	(49.1)	—

Total other (expense) income	(41.6)	4.7

Interest charges
Interest on long-term debt	23.6	16.8
Other interest	2.4	2.3
Allowance for borrowed funds used during construction	(2.9)	(1.7)

Total interest charges	23.1	17.4

Net income	$2.9	$45.8

TAMPA ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Unaudited

(millions)	Three months ended Mar. 31,
	2003	2002
Net income	$2.9	$45.8

Other comprehensive (loss) income, net of tax
Net unrealized losses on cash flow hedges	—	0.1

Other comprehensive (loss) income, net of tax	—	0.1

Comprehensive income	$2.9	$45.9

The accompanying notes are an integral part of the consolidated financial statements.

TAMPA ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

(millions)	Three months ended Mar. 31,
	2003	2002
Cash flows from operating activities
Net income	$2.9	$45.8
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	54.4	53.0
Deferred income taxes	15.2	(14.9)
Asset impairment, pretax	80.0	—
Investment tax credits, net	(1.1)	(1.1)
Allowance for funds used during construction	(10.5)	(6.0)
Deferred recovery clause	(3.0)	28.3
Receivables, less allowance for uncollectibles	(3.7)	(23.7)
Inventories	3.3	(17.4)
Taxes accrued	(59.5)	47.1
Interest accrued	2.6	9.5
Accounts payable	(0.5)	(2.4)
Other	18.2	23.1

Cash flows from operating activities	98.3	141.3

Cash flows from investing activities
Capital expenditures	(77.1)	(211.8)
Allowance for funds used during construction	10.5	6.0

Cash flows from investing activities	(66.6)	(205.8)

Cash flows from financing activities
Proceeds from contributed capital from parent	—	199.0
Repayment of long-term debt	—	(0.4)
Net increase (decrease) in short-term debt	6.7	(90.1)
Payment of dividends	(43.5)	(45.7)

Cash flows from financing activities	(36.8)	62.8

Net (decrease) in cash and cash equivalents	(5.1)	(1.7)
Cash and cash equivalents at beginning of period	6.9	15.4

Cash and cash equivalents at end of period	$1.8	$13.7

The accompanying notes are an integral part of the consolidated financial statements.

TAMPA ELECTRIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

The significant accounting policies are as follows:

Principles of Consolidation

Tampa Electric Company is a wholly-owned subsidiary of TECO Energy, Inc, and is comprised of the Electric division, generally referred to as Tampa Electric, and the Natural Gas division, generally referred to as Peoples Gas System (PGS).

All significant intercompany balances and intercompany transactions have been eliminated in consolidation.

The use of estimates is inherent in the preparation of financial statements in accordance with generally accepted accounting principles.

Revenue Recognition

The regulated utilities’ (Tampa Electric and Peoples Gas System) retail businesses and the prices charged to customers are regulated by the Florida Public Service Commission (FPSC). Tampa Electric’s wholesale business is regulated by the Federal Energy Regulatory Commission (FERC). As a result, the regulated utilities qualify for the application of Financial Accounting Standard No. (FAS) 71, Accounting for the Effects of Certain Types of Regulation. See Note 3 for a discussion of the applicability of FAS 71 to the company.

Purchased Power

Tampa Electric purchases power on a regular basis primarily to meet the needs of its retail customers. For the three months ended Mar. 31. 2003 and 2002, Tampa Electric purchased power of $53.6 million, and $39.2 million, respectively. These purchased power costs are recoverable through an FPSC-approved cost recovery clause.

Depreciation

Tampa Electric provides for depreciation primarily by the straight-line method at annual rates that amortize the original cost, less net salvage, of depreciable property over its estimated service life. The provision for utility plant in service, expressed as a percentage of the original cost of depreciable property was 4.2% for the three months ended Mar. 31, 2003 and 2002.

The original cost of utility plant retired or otherwise disposed of and the cost of removal, or dismantlement, less salvage are charged to accumulated depreciation. As regulated utilities, Tampa Electric and Peoples Gas must file depreciation and dismantlement studies periodically and receive approval from the Florida Public Service Commission before implementing new depreciation rates. Included in approved depreciation rates is either an implicit net salvage factor or a cost of removal factor, expressed as a percentage. The net salvage factor is principally comprised of two components—a salvage factor and a cost of removal or dismantlement factor. The company uses current cost of removal or dismantlement factors as part of the estimation method to approximate the amount of cost of removal in accumulated depreciation. At Jan. 1, 2003 the estimated accumulated cost of removal and dismantlement included in net accumulated depreciation was approximately $442.0 million. At Mar. 31, 2003 the cost of removal and dismantlement component of accumulated depreciation is approximately $441.1 million.

The implementation of FAS 143, Accounting for Asset Retirement Obligations in 2003 resulted in an increase in the carrying amount of long-lived assets. The adjusted capitalized amount is depreciated over the remaining useful life of the asset. (See Note 4.)

Accounting for Excise Taxes, Franchise Fees and Gross Receipts

Tampa Electric Company is allowed to recover certain costs incurred from customers through prices approved by the regulatory process. The amounts included in customers’ bills for franchise fees and gross receipt taxes are included as revenues on the Consolidated Statement of Income. These amounts totaled $18.8 million and $17.2 million, respectively, for the three months ended Mar. 31, 2003 and 2002. Franchise fees and gross receipt taxes payable by Tampa Electric and PGS are included as an expense on the Consolidated Statement of Income in Taxes, other than income. For the three months ended Mar. 31, 2003 and 2002, these totaled $18.7 million and $17.2 million, respectively.

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

In accordance with FAS 144, the company assesses whether there has been an other-than-temporary impairment of its long-lived assets and certain intangibles held and used by the company when indicators of other than temporary impairment exist. Except as discussed in Note 6 relating to certain long-term turbine purchase contracts, no significant events or changes in circumstances occurred during the three months ended Mar. 31, 2003 to indicate an impairment of long-lived assets.

Restrictions on Dividend Payments and Transfer of Assets

Tampa Electric’s first mortgage bonds and certain of PGS’ long-term debt issues contain provisions that limit the dividend payment on Tampa Electric Company’s common stock. At Mar. 31, 2003, substantially all of the company’s retained earnings were available for dividends on its common stock.

Reclassifications

Certain prior year amounts were reclassified to conform with current year presentation.

2. Derivatives and Hedging

At Mar. 31, 2003, the company had a net derivative liability of $0.6 million compared to a net derivative asset of $3.5 million at Dec. 31, 2002. The amounts recorded in Other comprehensive income (OCI), as of Mar. 31, 2003 and Dec. 31, 2002, are fully offset by regulatory assets or liabilities to reflect the impact of the fuel recovery clause on the results of hedging activities.

As of Mar. 31, 2003, the company had transactions in place to hedge commodity price risk that qualify for cash flow hedge accounting treatment under FAS 133. During the three months ended Mar. 31, 2003, the company reclassified net pretax gains of $7.4 million to earnings for cash flow hedges, compared to pretax losses of $0.7 million in 2002. Amounts reclassified from OCI were primarily related to cash flow hedges of physical purchases of natural gas. For these types of hedge relationships, the gain or loss on the derivative, reclassified from OCI to earnings, is offset by a regulatory asset or liability, reflecting the fact that all fuel hedging activity is subject to the fuel recovery clause. (See Note 3.)

Based on the fair values at Mar. 31, 2003, pretax gains of $7.4 million are expected to be reversed from OCI to the Consolidated Statement of Income within the next twelve months. However, these gains and other future reclassifications from OCI will fluctuate with movements in the underlying market price of the derivative instruments. The company does not currently have any cash flow hedges for transactions forecasted to take place in periods subsequent to 2003.

3. Regulatory Assets and Liabilities

Tampa Electric and PGS maintain their accounts in accordance with recognized policies of the FPSC. In addition, Tampa Electric maintains its accounts in accordance with recognized policies prescribed or permitted by the FERC. These policies conform with generally accepted accounting principles in all material respects.

Tampa Electric and PGS apply the accounting treatment permitted by FAS 71, Accounting for the Effects of Certain Types of Regulation. Areas of applicability include: deferral of revenues under approved regulatory agreements; revenue recognition resulting from cost recovery clauses that provide for monthly billing charges to reflect increases or decreases in fuel; purchased power, conservation and environmental costs; and deferral of costs as regulatory assets when cost recovery is ordered over a period longer than a fiscal year, to the period that the regulatory agency recognizes them. Details of the regulatory assets and liabilities as of Mar. 31, 2003 and Dec. 31, 2002 are presented in the following table:

Regulatory Assets and Liabilities

(millions)	Mar. 31, 2003	Dec. 31, 2002
Regulatory assets:
Regulatory tax asset(1)	$57.0	$54.9
Other:
Cost recovery clauses	37.4	34.7
Coal contract buy-out(2)	4.7	5.4
Unamortized refinancing costs(3)	34.9	35.9
Environmental remediation	21.9	20.3
Competitive rate adjustment	6.1	7.4
Other	5.0	4.6

	110.0	108.3

Total regulatory assets	$167.0	$163.2

Regulatory liabilities:
Regulatory tax liability(1)	$35.1	$36.6
Other:
Deferred allowance auction credits	1.7	2.1
Cost recovery clauses	2.0	2.2
Environmental remediation	21.9	20.3
Transmission and distribution storm reserve	37.0	36.0
Other	.6	—
Deferred gain on property sales(4)	1.4	0.9

	64.6	61.5

Total regulatory liabilities	$99.7	$98.1

(1)	Related primarily to plant life. Includes excess deferred taxes of $19.9 million and $20.9 million as of Mar. 31, 2003 and Dec. 31, 2002, respectively.
(2)	Amortized over a 10-year period ending December 2004.
(3)	Unamortized refinancing costs:

Related to debt transactions as follows (millions):	Amortized until:
$155.0	2003
$ 51.6	2004
$ 22.1	2007
$ 25.0	2011
$ 50.0	2011
$150.0	2012
$150.0	2012
$ 85.9	2014
$ 25.0	2021
$100.0	2022

(4)	Amortized over a 5-year period with various ending dates.

4. Asset Retirement Obligations

On Jan. 1, 2003, Tampa Electric Company adopted FAS 143, Accounting for Asset Retirement Obligations. The company recognized liabilities for retirement obligations associated with certain long-lived assets, in accordance with the new accounting guidance. An asset retirement obligation for a long-lived asset is recognized at fair value at inception of the obligation if there is a legal obligation under existing or enacted law, statute, written or oral contract, or by legal construction under the doctrine of promissory estoppel. Retirement obligations are recognized only if the legal obligation exists in connection with or as a result of the permanent retirement, abandonment or sale of a long-lived asset.

When the liability is initially recorded, the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is accreted to its future value. The corresponding amount capitalized at inception is depreciated over the remaining useful life of the asset. The liability must be revalued each period based on current market prices.

As a result of the adoption of FAS 143, Tampa Electric Company recorded an increase to net property, plant and equipment of $0.1 million (net of accumulated depreciation), an increase in regulatory asset of $0.2 million, and an increase to asset retirement obligation of $0.3 million. The after-tax charge recorded as a change in accounting principle was not material.

For the three months ended Mar. 31, 2003, accretion expense associated with asset retirement obligations for Tampa Electric Company was not material. During this period, no new retirement obligations were incurred and no revisions were made to estimated cash flows used in determining the recognized asset retirement obligations. FAS 143 was not effective for the three months ended Mar. 31, 2002.

5. Short-term Debt

Notes payable at Mar. 31, 2003 and Dec. 31, 2002 consisted of $17.2 million and $10.5 million, respectively, of commercial paper with weighted average interest rates of 1.53% and 1.86%, respectively. Tampa Electric has a bank credit facility of $300 million with a maturity date of November 2003. None of the credit facility was drawn at Mar. 31, 2003 or Dec. 31, 2002. The credit facility requires commitment fees of 15 basis points, and drawn amounts are charged interest at LIBOR plus 87–97.5 basis points at current ratings.

6. Other Charges Affecting Net Income

For the three months ended Mar. 31, 2003, Tampa Electric recorded a $49.1 million non-cash, after-tax charge ($80 million pretax) to reflect the impact of the potential cancellation of turbine purchase commitments. As reported previously and in Note 9 certain turbine rights had been transferred from TPS to Tampa Electric in 2002 for use in Tampa Electric’s generation expansion activities. These cancellations were made in April 2003 which fully terminate all turbine purchase obligations.

7. Income Tax Expense-Tampa Electric Company

The total income tax provisions differ from amounts computed by applying the federal statutory tax rate to income before income taxes, primarily due to amortization of investment tax credits and AFUDC Equity.

In the quarter ended Mar. 31, 2003, Tampa Electric Company recorded $49.1 million after-tax non-cash charges for the potential cancellation of turbine purchase commitments. The provision for income taxes as a percent of income from unusual and infrequently occurring items for the three months ended Mar. 31, 2003 was 38.58%.

Effective Income Tax Rate

(millions)	Three months ended Mar. 31,
	2003	2002
Net income from continuing operations, excluding unusual and infrequently occurring item, net of tax(1)	$52.0	$45.8
Total income tax provision (benefit), excluding tax associated with unusual and infrequently occurring item(1)	26.7	24.3

Income from continuing operations before income taxes, excluding unusual and infrequently occurring item(1)	$78.7	$70.1

Income taxes on above at federal statutory rate of 35%	$27.5	$24.5
Increase (Decrease) due to
State income tax, net of federal income tax	2.7	2.4
Amortization of investment tax credits	(1.1)	(1.1)
AFUDC Equity	(2.7)	(1.5)
Other	0.3	—

Total income tax provision from continuing operations	$26.7	$24.3

Provision for income taxes as a percent of income from continuing operations, before income taxes	33.9%	34.8%

(1)	Excludes $49.1 million after tax ($80.0 million pre-tax) non-cash charges recorded for potential cancellation of turbine purchase commitments noted above.

8. Comprehensive Income

FAS 130, Reporting Comprehensive Income, requires that comprehensive income, which includes net income as well as certain changes in assets and liabilities recorded in common equity, be reported in the financial statements. Tampa Electric Company reported the following comprehensive income (loss) in 2003 and 2002 related to changes in the fair value of cash flow hedges.

Comprehensive Income (loss)

(millions)	Gross	Tax	Net
2003
Unrealized (loss) gain on cash flow hedges	$7.4	$2.9	$4.5
Less: Loss (gain) reclassified to net income	(7.4)	(2.9)	(4.5)

Total other comprehensive income (loss)	$—	$—	$—

2002
Unrealized (loss) gain on cash flow hedges	$—	$—	$—
Less: Loss (gain) reclassified to net income	0.1	—	0.1

Total other comprehensive income (loss)	$0.1	$—	$0.1

9. Related Party Transactions

In February 2002, Tampa Electric and TECO-Panda Generating Company II (TPGC II), an affiliate of TECO Power Services, Inc., entered into an assignment and assumption agreement whereby Tampa Electric obtained TPGC II’s rights and interests to four combustion turbines being purchased from General Electric Company, and assumed the corresponding liabilities and obligations for such equipment. Tampa Electric planned to use this equipment for future generation expansion. In accordance with the terms of the assignment and assumption agreement, Tampa Electric paid $62.5 million to TPGC II as reimbursement for amounts already paid to General Electric by TPGC II for such equipment. No gain or loss was incurred on the transfer. During the first quarter of 2003, Tampa Electric recorded a $49.1 million non-cash charge related to the cancellation of turbine purchase commitments.

10. Segment Information – Contribution by Operating Division is presented below:

Segment Information

(millions) Three months ended Mar. 31,	Tampa Electric		Peoples Gas	Other & Eliminations	Tampa Electric Company
2003
Revenues – outsiders	$341.1		$126.9	$—	$468.0
Sales to affiliates	1.0		—	(0.2)	0.8

Total revenues	$342.1		$126.9	$(0.2)	$468.8
Depreciation	46.0		8.4	—	54.4
Interest charge	19.2		3.9	—	23.1
Provision (benefit) for taxes	(11.8	)(1)	7.6	—	(4.2)
Net income	$(9.0	)(1)	$11.9	$—	$2.9

2002
Revenues – outsiders	$338.7		$85.4	$—	$424.1
Sales to affiliates	7.0		—	(0.2)	6.8

Total revenues	$345.7		$85.4	$(0.2)	$430.9
Depreciation	45.6		7.4	—	53.0
Interest charge	13.9		3.5	—	17.4
Provision (benefit) for taxes	18.2		6.1	—	24.3
Net income	$36.0		$9.8	$—	$45.8

(1)	Net income includes a $49.1 million after-tax ($80.0 million pretax) asset impairment related to turbine purchase cancellations. (See Note 6.)

11. Commitments and Contingencies

Superfund and Former Manufactured Gas Plant Sites

Tampa Electric Company is a potentially responsible party for certain superfund sites and, through its Peoples Gas division, for certain former manufactured gas plant sites. While the joint and several liability associated with these sites presents the potential for significant response costs, as of Mar. 31, 2003, Tampa Electric Company has estimated its ultimate financial liability to be approximately $22 million, and this amount has been accrued in the company’s financial statements. The environmental remediation costs associated with these sites, which are expected to be paid over many years, are not expected to have a significant impact on customer prices.

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

Allocation of the responsibility for remediation costs among Tampa Electric Company and other potentially responsible parties (PRPs) is based on each party’s relative ownership interest in or usage of a site. Accordingly, Tampa Electric Company’s share of remediation costs varies with each site. In virtually all instances where other PRPs are involved, those PRPs are considered creditworthy.

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

Guarantees and Letters of Credit

Tampa Electric Company has outstanding letters of credit of $0.9 million at Mar. 31, 2003.

In addition, Tampa Electric Company enters into commercial agreements in the normal course of business that typically contain standard indemnification clauses. Tampa Electric Company may sometimes agree to make payments to compensate or indemnify the counter-party for legal fees, environmental remediation costs and other similar costs arising from possible future events or changes in laws or regulations. These agreements cover a variety of goods and services, and have varying triggering events dependent on actions by third parties.

Tampa Electric Company is unable to estimate the maximum potential future exposure under these clauses because the events that would obligate Tampa Electric Company have not occurred, or if such event has occurred, Tampa Electric Company has not been notified of its occurrence. As claims are made or changes in laws or regulations indicate, an amount related to the indemnification is reflected in the financial statements.

12. New Accounting Pronouncements

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

When the liability is initially recorded, the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is accreted to its future value. The corresponding amount capitalized at inception is depreciated over the useful life of the asset. The liability must be revalued each period based on current market prices. FAS 143 is effective for fiscal years beginning after June 15, 2002. (See Note 4.)

Exit or Disposal Costs

In July 2002, the FASB issued FAS 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses the accounting for costs under certain circumstances, including costs to terminate a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. FAS 146 is effective for disposal activities initiated after Dec. 31, 2002 with early adoption allowed. Tampa Electric Company opted to early adopt FAS 146 on July 1, 2002. For the three months ended Mar. 31, 2003 no costs were recognized in accordance with FAS 146. For the same period in 2002, the accounting standard was not yet effective.

Guarantees

In November 2002, the FASB issued FIN 45, which modifies the accounting and enhances the disclosure of certain types of guarantees. FIN 45 requires that upon issuance of certain guarantees, the guarantor must recognize a liability for the fair value of the obligation it assumes under the guarantee. The provisions for the initial recognition and measurement are to be applied to guarantees issued or modified after Dec. 31, 2002. The disclosure requirements are effective for financial statements of annual periods that end after Dec. 15, 2002. (See Note 11.) On Jan. 1, 2003, Tampa Electric Company adopted the prospective measurement provisions without a material effect.

13. Subsequent Events

On Apr. 8, 2003, Tampa Electric returned to TECO Energy $100 million of capital which was previously contributed by TECO Energy to support Tampa Electric’s construction program.

On Apr. 11, 2003, Tampa Electric issued $250 million principal amount of 6.25% Senior Notes, due in 2016, in a private placement. This transaction was in lieu of a previously announced sale/leaseback of the Polk gasifier facility. Net proceeds of $248.4 were used to repay short-term indebtedness and for general corporate purposes at Tampa Electric Company. Those 6.25% Senior Notes contain covenants that (1) require Tampa Electric Company to maintain, as of the last day of each fiscal quarter, a debt-to-capital ratio, as defined in the agreement, that does not exceed 60%, and (2) prohibit the creation of any lien on any of its property in excess of $500 million, with certain exceptions as defined, without equally and ratably securing the 6.25% Senior Notes.

In April 2003, Tampa Electric’s senior secured and unsecured debt ratings were lowered to A3 and Baa1, respectively, with a stable outlook by Moody’s and A- and BBB+, respectively, with a negative outlook by Fitch. These actions did not trigger requirements related to debt covenants or obligations. Tampa Electric continues to be rated an investment grade company and meet all obligation and debt covenant requirements.

Item 2. MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS

This Management’s Discussion and Analysis contains forward-looking statements, which are subject to the inherent uncertainties in predicting future results and conditions. These forward-looking statements include references to TECO Energy’s anticipated capital investments, financing requirements, project completion dates, future transactions and other plans. These statements are subject to the inherent uncertainties in predicting future results and conditions. Certain factors that could cause actual results to differ materially from those projected in these forward-looking statements include the following: energy price changes affecting TECO Power Services’ (TPS’) plants; TPS’ ability to sell the output of the merchant plants operating or under construction and to complete construction and commercial operation of the Union and Gila River facilities on time and on budget; any unanticipated need for additional debt or equity capital that might result from lower than expected cash flow or higher than projected capital requirements; and TECO Energy’s ability to successfully complete the sale of the remaining forty-percent of its synthetic fuel and other assets. Other factors include: general economic conditions, particularly those in Tampa Electric’s service area affecting energy sales; weather variations affecting energy sales and operating costs; commodity price changes affecting Tampa Electric, Peoples Gas System, and TECO Coal; and TECO Coal’s ability to successfully operate its synthetic fuel production facilities in a manner qualifying for Section 29 federal income tax credits, which could be impacted by changes in law, regulation or administration. Taxable income in 2003 could be lower than forecast and in such event, the intra-period tax benefit deferral might not be fully reversed, if at all. Some of these factors and others are discussed more fully under “Investment Considerations” in TECO Energy’s Annual Report on Form 10-K for the year ended Dec. 31, 2002, and reference is made thereto.

Earnings Summary – Unaudited

	Three months ended Mar. 31,
	2003	2002

Consolidated revenues (millions)	$658.5	$606.6
Earnings per share – basic
Continuing operations(1)	$(0.11)	$0.50
Discontinued operations(2)	0.13	0.04
Cumulative effect of change in accounting	(0.01)	—

Earnings per share(1)	$0.01	0.54

Earnings per share – diluted
Continuing operations(1)	$(0.11)	$0.50
Discontinued operations(2)	0.13	0.04
Cumulative effect of change in accounting	(0.01)	—

Earnings per share(1)	$0.01	0.54

Net (loss) income from continuing operations (millions)(1)	$(19.3)	$69.9

Average common shares outstanding
Basic (millions)	175.9	139.7
Diluted (millions)	175.9	140.3

(1) Includes the effect of non-cash after-tax charges of $64.4 million related to turbine purchase cancellations in 2003.

(2) Includes results from Discontinued operations (TECO Coalbed Methane).

Operating Results

Three Months Ended Mar. 31, 2003:

TECO Energy, Inc. (the company) reported 2003 first quarter net income of $2.7 million, compared with $75.4 million in the same 2002 period. Earnings per share for the first quarter were $0.01, compared with earnings per share of $0.54 in the same 2002 period. The 2003 first quarter results included a $64.4 million after-tax non-cash charge related to turbine purchase cancellations; $25.9 million intra-period tax benefit deferrals required by generally accepted accounting principles (GAAP); and a $1.1 million after-tax charge for the cumulative effect of an accounting change to reflect the adoption of FAS 143, Accounting for Asset Retirement Obligations. These results also included a $23.1 million after-tax gain from discontinued operations primarily from the final installment on the sale of TECO Coalbed Methane. Net income in 2002 included $5.5 million of after-tax income from discontinued operations. See TECO Energy’s Form 8-K dated Apr. 21, 2003, for a reconciliation of GAAP net income to a non-GAAP income that adjusts for the items discussed above. The company believes that non-GAAP net income from continuing operations that excludes the impact of certain non-cash charges recorded in the first quarter allows for a more meaningful comparison with operating results from earlier periods.

The non-cash charges for the turbine purchase cancellations are part of the potential write-offs, which the company disclosed on Apr. 11, 2003, could be up to $350 million. The charges are non-cash, and the company expects to receive $18 million back from the turbine manufacturer as part of the cancellation agreement.

Tampa Electric Company – Electric division (Tampa Electric)

Tampa Electric’s net income (loss) for the quarter, including the $49.1 million non-cash charge related to turbine purchase cancellations, was ($9.0) million, compared with $36.0 million for the same period in 2002. Net income for the first quarter, excluding the non-cash charge related to turbine purchase cancellations, was $40.1 million. The equity component of allowance for funds used during construction (AFUDC, which represents allowed equity cost capitalized to construction costs), primarily from the Gannon to Bayside Units 1 and 2 repowering project, increased to $7.6 million for the quarter, from $4.3 million for the same period in 2002. Average customer growth of 2.3 percent for the quarter and more favorable weather increased retail energy sales 5.1 percent in the quarter. Total energy sales, including sales to other utilities, rose 5.8 percent in the quarter due to favorable weather. Lower operations and maintenance expenses for the quarter reflected lower expenditures on generating units; increased depreciation expense reflected normal electric plant additions to support customer growth; and higher interest expense reflected higher long-term debt balances.

On Apr. 24, 2003, the 750-megawatt Bayside 1 Unit at Gannon went into commercial service. Tampa Electric is expected to accelerate depreciation in 2003, subject to FPSC approval, on the remaining coal assets at Gannon due to the acceleration of Bayside 2 in-service date and the expected shut down of the remaining coal fired facilities in 2003. This is expected to increase depreciation approximately $25 million pretax in 2003 only. A summary of operating statistics for the three months ended Mar. 31, 2003 and 2002 follows:

(in millions, except average customers)	Operating Revenues			Kilowatt-hour sales
Three months ended March 31,	2003	2002	% Change	2003	2002	% Change

Residential	$169.1	$162.7	3.9	1,878.8	1,714.3	9.6
Commercial	96.8	102.8	(5.9)	1,266.6	1,285.7	(1.5)
Industrial – Phosphate	15.8	16.2	(2.6)	334.9	316.8	5.7
Industrial – Other	19.3	19.1	0.6	299.3	283.3	5.7
Other sales of electricity	26.5	26.2	1.3	331.3	311.9	6.2
Deferred and other revenues	(5.2)	(9.4)	(44.4)	—	—	—

	322.3	317.6	1.5	4,110.9	3,912.0	5.1
Sales for resale	11.2	13.3	(15.8)	201.9	165.5	22.0
Other operating revenue	8.6	14.8	(41.6)	—	—

	$342.1	$345.7	1.0	4,312.8	4,077.5	5.8

Retail customers (thousands)	601.0	587.2	2.3	—	—
Retail output to line (kilowatt hours)				4,285.1	4,098.5	4.6

Tampa Electric Company – Natural Gas Division (Peoples Gas System)

Peoples Gas System reported net income of $11.9 million for the quarter, up 21 percent from the $9.8 million recorded in the same period in 2002. Quarterly results reflected customer growth of 4.9 percent and 12 percent higher volumes for the residential and commercial customers as a result of winter weather. Gas sales volumes for interruptible and electric power generators decreased in the quarter due to higher gas prices. There has been a moderate amount of switching to alternative fuels by these price sensitive customers; however, the fuel switching has not been as great as in other recent periods of high gas prices due to the high cost of other fuels relative to gas.

A summary of operating statistics for the three months ended Mar. 31, 2003 and 2002 follows:

in millions, except average customers	Operating revenues			Therms
Three months ended March 31,	2003	2002	% Change	2003	2002	% Change

By Customer Segment:
Residential	$41.6	$25.8	61.3	29.7	25.3	17.4
Commercial	47.7	35.7	33.5	106.1	95.9	10.6
Industrial	3.1	3.3	(8.7)	59.4	67.4	(11.8)
Off system sales	21.8	10.4	—	34.1	33.3	2.3
Power generation	2.4	2.9	(15.8)	86.6	116.2	(25.4)
Other revenues	10.3	7.3	40.7	—	—	—

	$126.9	$85.4	48.5	315.9	338.1	(6.6)
By Sales Type:
System supply	$95.5	$57.8	65.2	94.3	91.6	2.9
Transportation	21.1	20.3	4.0	221.6	246.5	(10.1)
Other revenue	10.3	7.3	40.7	—	—	—

	$126.9	$85.4	48.5	315.9	338.1	(6.6)

Average customers (thousands)	289.6	276.0	4.9	—	—	—

Unregulated Companies – Operating Results

TECO Power Services’ (TPS) net income (loss) for the quarter including the non-cash charge related to turbine purchase cancellations was ($18.4) million, compared with net income of $4.9 million for the same period in 2002. Net income (loss) for the first quarter, excluding the $15.3-million non-cash charge related to turbine purchase cancellations, was ($3.1) million. Results for the first quarter reflect lower administrative and general expense, improved results at the Commonwealth Chesapeake Station due to winter weather and improved results at the San Jose Station in Guatemala, more than offset by the recognition of TPS’ share of operating losses on the Odessa and Guadalupe (TIE) projects beginning in 2003 and lower net income from Frontera due to a major maintenance outage in the quarter. Results also reflect higher interest expense due to lower capitalized interest and the end of receipt of interest payments on the loan to Panda related to TIE, partially offset by interest on the higher loan balances to the TECO Panda Generating Company (TPGC).

TECO Transport reported net income for the quarter of $3.8 million, compared to $6.9 million for the same period in 2002. Net income, excluding a $0.8-million after-tax charge due to the adoption of FAS 143, was $4.6 million for the quarter ended Mar. 31, 2003. Results for the quarter were driven by lower Tampa Electric volumes, weak pricing and lower northbound river shipments, and higher fuel and repair costs.

TECO Coal achieved net income for the quarter of $25.4 million, compared to $17.4 million reported in 2002. First quarter net income, excluding a $0.3-million after-tax charge due to the adoption of FAS 143, was $25.7 million. Results for the quarter were driven primarily by lower volumes of conventional metallurgical and steam coals and slightly higher mining costs due to the use of marginal coals for the production of synfuel, more than offset by higher volumes of synthetic fuel.

TECO Energy’s other unregulated companies recorded net income of $0.8 million for the first quarter, compared to $2.5 million for the same period in 2002. Lower results at TECO Energy Services and Prior Energy were partially offset by the sale of properties at TECO Properties and increased distributions from TECO Propane Ventures.

Discontinued Operations

Discontinued operations of $23.1 million reflect primarily the after-tax gain on the final installment on the sale of TECO Coalbed Methane, which was sold in December 2002 for $140 million; the final $98 million installment was paid in January 2003.

Other Charges Affecting Net Income

On Apr. 11, 2003, TECO Energy announced that it was exploring options relative to turbine purchase commitments and, depending on outcomes, a non-cash charge could result. Subsequent to that announcement, the company concluded that a $64.4-million ($0.37 per share) after-tax, non-cash charge related to the potential turbine purchase cancellations should be recorded in the first quarter, rather than the second quarter as previously anticipated.

The $64.4 million non-cash after-tax charge related to potential turbine purchase cancellations included $15.3 million at TPS and $49.1 million at Tampa Electric relating to installment payments made and capitalized in prior periods. As previously reported, certain turbine rights had been transferred from TPS to Tampa Electric in 2002 for use in Tampa Electric’s generation expansion activities. These cancellations were made in April 2003 which fully terminate all turbine purchase obligations for TECO Energy and its subsidiaries.

Other Income (Expense)

Other Income (Expense) was $14.7 million for the three months ended Mar. 31, 2003, compared with $19.4 million for the same period last year.

Equity AFUDC at Tampa Electric, which is included in Other Income, was $7.6 million and $4.3 for the three months ended Mar. 31, 2003 and 2002, respectively. AFUDC has increased due to Tampa Electric’s repowering of the Gannon Station to become Bayside Station.

Interest Charges

Interest expense was $57.4 million for the three months ended Mar. 31, 2003, compared with $39.5 million for the same period last year. Interest expense increased due to lower capitalized interest, as interest is no longer being capitalized on the Dell and McAdams power stations where construction was suspended at the end of 2002, and higher overall levels of debt in support of TECO Energy’s capital investment program.

Income Taxes

The total income tax provisions differ from amounts computed by applying the federal statutory tax rate to income before income taxes, primarily due to the recognition of non-conventional fuels tax credits and other miscellaneous items. The full-year estimate of the non-conventional fuels tax credits for 2003 is approximately $47 million.

Results for the quarter included a $25.9 million intra-period tax benefit deferral to adjust the company’s effective tax rate for the period to reflect the estimated annual tax rate in accordance with GAAP. The intra-period tax benefit deferral is primarily due to Section 29 tax credits from the production of synfuel at TECO Coal. In prior years, synfuel production and recognition of the associated tax credits occurred more ratably throughout the year and thus had no significant intra-period effect. Due to TECO Energy’s sale of its interest in the company’s synthetic fuel production capabilities, announced Apr. 11, 2003, the amount of tax credits generated for the company’s use will be significantly less in the remaining quarters than in the first quarter. That is because the company will be receiving the operating fees as income instead of tax credits associated with the recent sale of a portion of its synthetic fuel production capability. The resulting tax adjustment reduces net income in the first quarter but is not expected to have an impact on the company’s annual earnings, because this $25.9 million adjustment is expected to be reversed and brought back into earnings during the remainder of the year based on taxable income.

In the quarter ended Mar. 31, 2003, TECO Energy recorded $64.4 million after-tax non cash charges for the potential cancellation of turbine purchase commitments by Tampa Electric and TECO Power Services. The provision for income taxes as a percent of income from unusual and infrequently occurring items for the three months ended Mar. 31, 2003 was 38.4%. Net income from discontinued operations was $23.1 million and the provision for income taxes as a percent of income from discontinued operations was 39.4% for the three months ended Mar. 31, 2003.

The income tax effect of gains and losses from the discontinued operations of TECO Coalbed Methane is shown as a component of results from discontinued operations.

Liquidity, Capital Resources

Cash from operations was $72.0 million for the quarter, compared with $203.6 million in the same period in 2002. These results reflect changes in working capital due to timing of tax payments, timing of Tampa Electric fuel cost recovery and changes in other trade accounts. Cash from operations for the 2003 quarter was reduced by tax payments of $29.1 million related to gains on both the sale of the coalbed methane properties and the sale/leaseback transaction at TECO Transport in 2002. Cash used for investing activities was $11.9 million, which was net of proceeds of $125 million from the final installment on the sale of TECO Coalbed Methane and TPS’ interest in generating assets in the Czech Republic, compared with $519.5 million in 2002. Net cash received (outflows) from financing activities was ($73.6) million, compared with $290.3 million in 2002 which included $435.7 million from the sale of mandatorily convertible equity units.

In September 2002, TECO Energy announced additional plans to meet its 2003 construction commitments without raising incremental debt, identifying a total amount required of $900 million. On Apr. 11, 2003, TECO Energy announced it had completed its plan at a level of more than $950 million by: 1) reducing by $250 million capital spending projections (which included amounts higher than earlier estimates); 2) selling the TECO Coalbed Methane gas assets for $140 million; 3) realizing $55 million of cash from repatriation and additional cash from non-recourse-financing of the Guatemalan generating assets; 4) raising $207 million from the sale of common equity in October; 5) issuing $250 million of long-term unsecured notes in lieu of a sale/leaseback transaction for the Polk gasifier assets; and 6) selling an interest in half of TECO Coal’s synthetic fuel production facilities for more than $50 million. (See description of sale below.)

On Apr. 11, 2003, TECO Energy also announced steps to strengthen its financial position, including the potential sale of certain strong, non-core performing assets. Assets identified for a potential sale include TECO Power Services’ Hardee Power Station in Florida and Guatemalan assets, and TECO Energy’s water transportation subsidiary, TECO Transport.

Effective Apr. 1, 2003 TECO Coal sold a 49 percent interest in its synthetic fuel production facilities located at its operations in eastern Kentucky. The company, through its various affiliates, will provide feedstock supply, and operating, sales and management services to the buyer through 2007, the current expiry date for the related section 29 credit for which the production qualifies. Because the transaction was structured on a “pay-as-you-go” basis typical of similar transactions in the industry, TECO Coal received no significant cash at the time of sale. The sale is contingent upon receipt of a positive response to a Private Letter Ruling request, and the proceeds from this transaction will be held in escrow pending resolution of this contingency. As disclosed in the company’s Annual Report on Form 10-K for the year ended Dec. 31, 2002, TECO Coal has PLRs for the existing facilities; the current PLR request was made to reflect the revised ownership structure, location of facilities and other terms of previous PLRs.

The company’s plan announced in September 2002 was geared toward raising cash to complete its construction program and maintaining its dividend. However, because of continued difficult financial and power market conditions and rating agency concerns, all sources and uses of cash had to be reexamined. In light of these conditions, TECO Energy’s Board of Directors acted to reduce the dividend by 46 percent, to an annual rate of $0.76, effective with the dividend payable in May 2003.

Estimated cash needs for 2003 include capital spending of $836 million for normal renewal and replacement capital as well as project commitments of Tampa Electric and TPS, including $375 million related to payment of the Union and Gila River projects equity bridge loan in the second quarter of 2003. Long-term debt maturities of $127 million are due in 2003, and a bank term loan of $350 million matures in November. TECO Energy expects to rely on cash on hand, draws under credit facilities and internally generated cash from operations and from asset sales to fund these cash needs and the payment of dividends to shareholders. (See the Bank Credit Facilities and Covenants in Financing Agreements sections.) Based on its cash flow forecasts, TECO Energy expects to have at least $600 million of cash and capacity under the bank credit facilities through each quarter of 2003.

TECO Energy has identified in this Management’s Discussion & Analysis several factors that could cause its operating cash flow to be lower than forecasted. One of these factors is the margins it may realize for production from its merchant power facilities.

In April 2003, Tampa Electric returned to TECO Energy $100 million of capital which was previously contributed by TECO Energy to support Tampa Electric’s construction program.

On Apr. 11, 2003, Tampa Electric issued $250 million principal amount of Senior Notes, due in 2016, in a private placement. This transaction was in lieu of a previously announced sale/leaseback of the Polk gasifier facility. Net proceeds of $248.4 million were used to repay short-term indebtedness and for general corporate purposes at Tampa Electric.

TECO Energy has not made a contribution to its defined benefit pension plan since the 1995 plan year because investment returns had been sufficient to cover liability growth. Negative stock market returns over the past three years reduced the over-funding of the defined benefit plan. Based on plan asset values at Jan. 1, 2003, it is estimated that TECO Energy will be required to make a $15 million contribution to its defined benefit plan in September 2004.

Bank Credit Facilities

At Mar. 31, 2003, TECO Energy had a bank credit facility of $350 million, and Tampa Electric had a bank credit facility of $300 million, with maturity dates of November 2004 and November 2003, respectively. Both were undrawn at Mar. 31, 2003, except for $158.8 million of outstanding letters of credit under the TECO Energy facility. In November 2002, TECO Energy converted another $350 million bank credit line then in effect into a one-year term loan due November 2003.

The TECO Energy bank credit facility maturing November 2004 includes a $250 million sublimit for letters of credit capacity. At Mar. 31, 2003, $158.8 million of letters of credit were outstanding against that line, primarily related to the construction of the Union and Gila River power stations. These letters of credit of $39.8 million and $89.1 million for Union and Gila River, respectively, were replacements for the letters of credit posted by Enron and drawn by the TPS/Panda joint venture following Enron’s bankruptcy filing. In addition, at Mar. 31, 2003, TECO Energy and its subsidiaries had $0.2 million of letters of credit outside of its bank credit line facility outstanding. (See the Covenants in Financing Agreements section.)

On Apr. 9, 2003, TECO Energy entered into a $350 million unsecured credit facility with Merrill Lynch that will be available if required to refinance the credit facility maturing in November 2003. In addition, $150 million of the facility is available for general corporate purposes until November. The term of the new credit facility is for up to eighteen months. The Merrill Lynch credit facility requires TECO Energy’s debt-to-capital ratio, as defined in the credit agreement, not to exceed 65.0%. At Mar. 31, 2003, TECO Energy’s debt-to-capital ratio was 56.2%. This facility also has covenants that, if the facility is drawn, could limit the payment of dividends exceeding $40 million in any quarter unless, prior to the payment of any dividends, the company delivers to Merrill Lynch liquidity projections satisfactory to Merrill Lynch demonstrating that the company will have sufficient cash or cash equivalents to pay both the dividends contemplated and each of the three quarterly dividends next scheduled to be paid on its common stock.

The Tampa Electric Company bank credit facility requires commitment fees of 15 basis points, and drawn amounts are charged interest at LIBOR plus 85-97.5 basis points at current credit ratings. The TECO Energy credit facility requires commitment fees of 20-25 basis points and drawn amounts incur interest expense at LIBOR plus 55-80 basis points at current credit ratings.

Credit Ratings/Senior Unsecured Debt

On Apr. 21, 2003, Moody’s Investor Service (Moody’s) lowered TECO Energy’s senior unsecured debt rating to Ba1 with a negative outlook. This debt ratings change triggered requirements to within fifteen days post letters of credit or repay the $375 million unpaid balance of the equity bridge loan and to provide security for certain obligations associated with the nearly complete Union and Gila River power stations. These requirements are discussed below in the Covenants in Financing Agreements section. Fitch also lowered TECO Energy’s senior unsecured debt rating on Apr. 25, 2003 to BB+ with a negative outlook. This debt rating change did not affect any additional requirements related to TECO Energy’s financial obligations or debt covenants.

Also in April 2003, Tampa Electric Company’s senior secured and unsecured debt ratings were lowered to A3 and Baa1, respectively, with a stable outlook by Moody’s and A- and BBB+, respectively, with a negative outlook by Fitch. These actions did not affect requirements related to debt covenants or obligations. Tampa Electric Company continues to be rated an investment-grade company.

TECO Energy’s and Tampa Electric Company’s senior unsecured credit ratings as of Apr. 25, 2003 are summarized as follows:

Senior Unsecured Credit Ratings as of Apr. 25, 2003

	Fitch		Moody’s		Standard & Poor’s

Tampa Electric Company	BBB+	(1)	Baa1		BBB(1)
TECO Finance / TECO Energy	BB+	(1)	Ba1	(1)	BBB-(1)

(1)	Negative outlook

Covenants in Financing Agreements

In order to utilize their respective bank credit facilities, TECO Energy and Tampa Electric Company must meet certain financial tests. TECO Energy’s credit facilities and the financing arrangements of TPS’ Union and Gila River power stations require that at each quarter-end TECO Energy’s debt-to-capital ratio, as defined in the applicable agreements, not exceed 65%. Under Tampa Electric’s 364-day credit facility, renewed in November 2002, its debt-to-capital ratio may not exceed 60 percent at the end of the applicable quarter and its earnings before interest, taxes, depreciation and amortization (EBITDA) to interest coverage ratio (as defined in the agreement) cannot be less than 2.5 times. Certain long-term debt at PGS contains a prohibition on the incurrence of funded debt if Tampa Electric Company’s debt-to-capital ratio, as defined in the applicable agreement, exceeds 65%. The PGS debt also contains a Tampa Electric Company interest coverage requirement, as defined in the applicable agreement, of 2.0 times or greater for four consecutive quarters, and certain TECO Energy guarantees of TPS financing arrangements require a TECO Energy consolidated interest coverage, as defined in the applicable agreement, equal to or exceeding 3.0 times for the twelve-month period ended each quarter. At Mar. 31, 2003, TECO Energy’s and Tampa Electric Company’s debt-to-capital ratios, as applicable, were 56.2 percent and 44.6 percent, respectively, and interest coverage, as applicable, was 3.5 times and 6.4 times, respectively.

The rating downgrade by Moody’s triggered the requirement to, within fifteen days, post letters of credit for, or repay, the $375 million unpaid balance of the equity bridge loan associated with the construction of the Union and Gila River power projects. In satisfaction of this requirement, the $375 million equity bridge loan was paid in full. A scheduled installment of $125 million was paid on April 30, 2003 in the normal course of business, and the remaining $250 million balance was paid on May 5, 2003. In addition, this ratings change also triggered a requirement to post letters of credit, in an amount satisfactory to the majority of lenders, to secure the projects and project lenders for the remaining potential cost to complete the projects. On May 6, 2003, TECO Energy and the lenders mutually agreed to extend the deadline to May 14, 2003 to reach agreement on a final acceptable amount of security while the parties continued their discussions. TECO Energy and the banks mutually agreed to a further extension to May 16, 2003 to facilitate the banks approval process.

As a result of these discussions, the company reached an agreement in principle with the administrative agent and certain lead lenders and proposed for majority lender approval a total security amount of up to $234 million, (including amounts for remaining construction, liquidated damages for delay and performance shortfalls) $62 million of which would not be posted unless the commercial operation of two units does not occur in May as expected. If approved, the company would replace or amend existing letters of credit (including retainage letters of credit) and other collateral such that total letters of credit of $172 million are in place by May 20, 2003, up $43 million from the current level of retainage letters of credit of $129 million. In the event that Gila River Phase I and Union Power Phase 3 do not achieve commercial operation in May as expected, TECO Energy would post additional letters of credit by May 31, 2003 of as much as $62 million up to the maximum amount of $234 million, if necessary.

The security posted would be reduced in installments upon achievement of commercial operation of each phase of each project, upon final acceptance of each project and upon the expiration of the warranty period for each project. If all events occur as expected, after final acceptance of the Gila River Power Station (anticipated in September 2003), the remaining letters of credit outstanding would be $8 million covering warranty items and declining as each phase completes its applicable 12-month warranty period.

As a result of the actions of Moody’s and Fitch Ratings, TPS, Prior Energy and TECO Gas Services could be required to post collateral or margins with counterparties in order to continue to transact in the forward markets for electricity and natural gas. Collateral or margin postings may fluctuate based on either (1) the fair value of open forward positions or (2) credit assurance assessments negotiated with counterparties. Counterparties with the right to call for collateral or margin postings are not obligated to do so. See Note 15 to the TECO Energy Consolidated Financial Statements for a summary of the maximum theoretical obligation or the face value of outstanding letters of credit and guarantees issued to counterparties. Based on the fair value of existing contractual obligations as of May 6, 2003, the maximum collateral obligation, if all counterparties exercised their full rights, would be approximately $61 million. The collateral obligation, if the most probable rights are exercised would be approximately $30 million (including actual collateral posted of $29 million).

TECO Energy’s 10.5% Notes issued in November 2002 contain covenants that limit the ability of the company to incur additional liens and require the company to achieve certain interest coverage levels in order to pay dividends or distributions, make certain investments, or issue additional indebtedness. The covenants apply only if either the notes are rated non-investment grade by either S&P or Moody’s or the notes are rated below the levels required by the equity bridge loan and Union and Gila River construction undertaking while those obligations are outstanding. The covenants became applicable upon Moody’s downgrade of TECO Energy’s senior unsecured debt in April 2003. The limitation on restricted payments restricts the Company from paying dividends or making distributions or certain investments unless there is sufficient cumulative operating cash flow, as defined, in excess of 1.7 times interest to make contemplated dividend payments, distributions or investments. The operating cash flow and restricted payments are calculated on a cumulative basis since the issuance of the 10.5% Notes in the fourth quarter of 2002. As of Mar. 31, 2003, the $99.1 million was accumulated and available for future restricted payments, representing a one quarter accumulation. The company is not permitted, with certain exceptions as defined, to create any lien upon any of its property in excess of 5% of consolidated net tangible assets as defined in the relevant agreements, without equally and ratably securing the 10.5% Notes. As of Mar. 31, 2003 this limitation would apply to certain liens exceeding $224.3 million. The company’s EBITDA to interest coverage for the immediate preceding four quarters must exceed a ratio of 2.0 to 1.0 for the Company to be able to issue additional indebtedness. As of Mar. 31, 2003, the Company’s EBITDA to interest coverage for the immediate preceding four quarters was 3.7 times.

The Merrill Lynch facility contains covenants that (1) require TECO Energy to maintain as of the last day of each fiscal quarter a debt-to-capitalization ratio, as defined in the agreement, that does not exceed 65 percent, and (2) limit the payment of dividends exceeding $40 million in any quarter unless, prior to the payment of any dividends, the company delivers to Merrill Lynch liquidity projections satisfactory to Merrill Lynch demonstrating that the company will have sufficient cash or cash equivalents to pay both the dividends contemplated and each of the three quarterly dividends next scheduled to be paid on its common stock. The Tampa Electric Company 6.25% Senior Notes issued in April 2003 contain covenants that (1) require Tampa Electric Company to maintain, as of the last day of each fiscal quarter, a debt-to-capitalization ratio, as defined in the agreement, that does not exceed 60 percent, and (2) prohibit the creation of any lien on any of its property in excess of $500 million, with certain exceptions as defined, without equally and ratably securing the 6.25% Senior Notes.

TECO Energy’s capital structure as of Mar. 31, 2003, excluding the effect of unearned compensation, was 54.2 percent debt, 9.2 percent company preferred securities and 36.6 percent common equity. TPS has financed some of its power projects with non-recourse project debt. Excluding this non-recourse, on-balance sheet debt of $217.7 million, the quarter-end capital structure was 52.7 percent debt, 9.5 percent company preferred securities and 37.8 percent common equity.

Off-Balance Sheet Financing

Unconsolidated affiliates in which TPS has a 50-percent ownership interest or less have non-recourse project debt balances as follows at Mar. 31, 2003. This debt is recourse only to the unconsolidated affiliate, and TECO Energy has no debt payment obligations with respect to these financings. Although TECO Energy is not obligated on the debt, TECO Energy’s equity interest in those unconsolidated affiliates and its commitments with respect to those power projects are at risk if those projects are not successfully developed.

Affiliate	Affiliate Debt Balance (millions)	TPS Ownership Interest

Union & Gila River	$1,294	50%(1)
EEGSA	$200	24%
Hamakua	$86	50%
(1)	See Note 18 to the TECO Energy Consolidated Financial Statements for discussion of a subsequent transaction that could cause TPS’ ownership interest to increase to 100%.

The equity method of accounting is used to account for investments in partnership and corporate entities in which TECO Energy or its subsidiary companies do not have either a majority ownership or exercise control. On Jan. 17, 2003, the Financial Accounting Standards Board issued FASB Interpretation (FIN) No. 46, Consolidation of Variable Interest Entities

, an Interpretation of ARB No. 51, which requires a new approach in determining if a reporting entity should consolidate certain legal entities, including partnerships, limited liability companies, or trusts, among others, collectively defined as variable interest entities or VIEs. Based on a preliminary review, TECO Energy believes it is reasonably possible that FIN 46 may impact the accounting for certain unconsolidated affiliates. (See Note 17 to the TECO Energy Consolidated Financial Statements.)

In June 2001, TPS and its joint venture partner, Panda, closed on a $2.175 billion syndicated bank financing for the construction of the Union and Gila River power stations. The financing includes $1.675 billion in five-year non-recourse debt (including facilities for letters of credit) and $500 million in equity bridge loans guaranteed by TECO Energy of which $125 million was repaid in 2002, and the remaining $375 million was repaid in the second quarter of 2003. Pricing for the non-recourse segment is 162.5 basis points over LIBOR during the construction period and increases to 175 basis points for year one of operation and 200 basis points for years two and three.

The TPGC debt balance is expected to reach $1.4 billion upon completion of construction of the Union and Gila River power stations in 2003.

In addition, TECO Energy has other debt-related items totaling $23.7 million. These facilities are not included in liabilities on TECO Energy’s consolidated balance sheet, but do represent payment obligations of TECO Energy.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements requires management to make various estimates and assumptions that affect revenues, expenses, assets, liabilities and disclosure of contingencies. The policies and estimates identified below are, in the view of management, the more significant accounting policies and estimates used in the preparation of TECO Energy’s consolidated financial statements. These estimates and assumptions are based on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and judgments under different assumptions or conditions.

See the Note 1 to the TECO Energy Consolidated Financial Statements for a description of TECO Energy’s accounting policies and the estimates and assumptions used in the preparation of the TECO Energy Consolidated Financial Statements.

Asset Impairments

•	TECO Energy and its subsidiaries periodically evaluate whether there has been a permanent impairment of an asset as follows:

•	Long-lived assets, when indicators of impairment exist, in accordance with Financial Accounting Standard (FAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets; and

•	Recognized goodwill and other intangible assets with indefinite lives, at least annually in accordance with FAS 142, Goodwill and Other Intangible Assets (see the Goodwill and Other Intangible Assets section); and

•	Equity investments, when a decline in fair value below the carrying value is determined to be other

•	than temporary, in accordance with Accounting Principles Board Opinion (APB) No. 18, The Equity Method of Accounting for Investments in Common Stock.

The company believes that the accounting estimate related to asset impairments is a critical estimate for the following reasons: 1) it is highly susceptible to change each reporting period as management is required to make assumptions based on expectations of the results of operations for significant/indefinite future periods and/or the then-current market conditions in such periods; 2) electricity markets continue to experience significant price uncertainty with respect to market fundamentals; 3) the ongoing expectations of management regarding probable future uses of the asset; and 4) the impact of an impairment on reported assets and earnings would be material. The company’s assumptions relating to future results of operations are based on a combination of historical experience, fundamental economic analysis, observable market activity and independent market studies. The assumptions made are consistent with generally accepted industry approaches and assumptions used for valuation and pricing activities. (See Notes 1, 3 and 17 to the TECO Energy Consolidated Financial Statements.)

Long-Lived Assets

Effective Jan. 1, 2002, TECO Energy and its subsidiaries adopted FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which superseded FAS 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of. FAS 144 addresses accounting and reporting for the impairment or disposal of long-lived assets, including the disposal of a segment of a business.

In accordance with FAS 144, the company assesses whether there has been an other-than-temporary impairment of its long-lived assets and certain intangibles held and used by the company when indicators of other than temporary impairment exist. Except as discussed in Note 8 to the TECO Energy Consolidated Financial Statements relating to certain long-term turbine purchase contracts, no significant events or changes in circumstances occurred during the three months ended Mar. 31, 2003 to indicate an impairment of long-lived assets.

Goodwill and Other Intangible Assets

In accordance with FAS 142, TECO Energy continues to review goodwill and intangibles at least annually for each reporting unit. Reporting units are generally determined as one level below the operating segment level; however, reporting units with similar characteristics may be grouped under the accounting standard for the purpose of determining the impairment, if any, of goodwill and other intangible assets. For each reporting unit evaluated, the fair value exceeded the carrying value, including goodwill, as of the valuation date, Jan. 1, 2003. The fair value for the reporting units evaluated was generally determined using discounted cash flow models appropriate for the business model of each significant group of assets within each reporting unit. For the three months ended Mar. 31, 2003, no impairment loss was recorded for recognized goodwill or other intangible assets with indefinite lives.

Asset Retirement Obligations

On Jan. 1, 2003, TECO Energy adopted FAS 143, Accounting for Asset Retirement Obligations, which requires the recognition of a liability at fair value for an asset retirement obligation in the period in which it is incurred. Retirement obligations associated with long-lived assets included within the scope of FAS 143 are those for which there is a legal obligation to settle under existing or enacted law, statute, written or oral contract, or by legal construction under the doctrine of promissory estoppel. Retirement obligations are included in the scope of the standard only if the legal obligation exists in connection with or as a result of the permanent retirement, abandonment or sale of a long-lived asset.

When the liability is initially recorded, the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is accreted to its future value. The corresponding amount capitalized at inception is depreciated over the useful life of the asset. The liability must be revalued each period based on current market prices. FAS 143 is effective for fiscal years beginning after June 15, 2002. (See Note 5 to the TECO Energy Consolidated Financial Statements.)

Asset retirement obligations are comprised of significant estimates which, if different, could materially impact the results of TECO Energy. The company believes these are critical estimates because: 1) the fair value of the costs associated with meeting the obligation are impacted by assumptions on discount rates and estimated profit mark-ups by third-party contractors; 2) probability factors associated with the future sale, abandonment or retirement of an asset must be forecasted and considered in the calculations; 3) the expectations and intent of management regarding the future use of long-lived assets; and 4) the impact of the recognition of an asset impairment obligation could be significant. Upon adoption, effective Jan. 1, 2003, TECO Energy and affiliates maintain and periodically review all new legal arrangements and contractual commitments to ensure that any new potential asset retirement obligations are reviewed and recognized as appropriate. (See Note 1 to the TECO Energy Consolidated Financial Statements.)

Unconsolidated Affiliates

TECO Energy has investments in unconsolidated affiliates that are accounted for using the equity method of accounting. (See Notes 1 and 17 to the TECO Energy Consolidated Financial Statements.)

Employee Postretirement Benefits

TECO Energy has a funded non-contributory defined benefit retirement plan covering substantially all employees. The company’s policy is to fund the plan based on actuarially determined contributions within the guidelines set by the Employee Retirement Income Security Act of 1974, as amended (ERISA), for the minimum annual contribution and the maximum allowable as a tax deduction by the Internal Revenue Service (IRS). Plan assets are invested in a mix of equity and fixed income securities. In addition, TECO Energy and its subsidiaries currently provide certain postretirement health care and life insurance benefits for substantially all employees retiring after age 50 meeting certain service requirements. In addition, the company has unfunded supplemental executive retirement benefit plans—non-qualified, non-contributory defined benefit retirement plans available to certain senior management.

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

Derivative Instruments and Hedging

From time to time, TECO Energy enters into derivative instruments to reduce the exposure to market risks. The company does not enter into derivatives for speculative purposes. See the Disclosures About Market Risk section for a discussion of variables used in estimating the fair value of derivative instruments, assumptions made with respect to forecasted transactions, and a discussion of the strategy and objectives related to the use of energy derivatives to mitigate various exposures to risk and uncertainty. (See Notes 1 and 2 to the TECO Energy Consolidated Financial Statements.)

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

At Mar. 31, 2003, TECO Energy had deferred income tax assets of $336 million attributable primarily to alternative minimum tax credit carryover of Section 29 non-conventional fuel tax credits and property-related items. The carrying value of the company’s deferred income tax assets assumes that the company will be able to realize this asset as an offset to future income taxes payable. The company periodically reviews the deferred income tax assets and, to the extent that recovery would be determined to be unlikely, a valuation reserve would be charged to income. The company believes that the accounting estimate related to deferred income taxes, and any related valuation allowance, is a critical estimate for the following reasons: 1) recoverability of future Section 29 non-conventional fuel tax credits is dependent on the generation of sufficient taxable income to use these credits; and 2) administrative actions of the IRS or the U.S. Treasury or changes in law or regulation could eliminate or reduce the availability of Section 29 tax credits. A change in the recoverability of Section 29 tax credits could have a material impact on reported assets and results of operations. (See Notes 1 and 9 to the TECO Energy Consolidated Financial Statements.)

Cost Capitalization

During 2002, TECO Energy devoted resources to the completion and construction of additional generation capacity at Tampa Electric and TPS, extension of the transmission network and enhancement to the system’s reliability at Tampa Electric, expansion of the pipeline distribution infrastructure at PGS, normal river barge replacement at TECO Transport and expansion of production capacity at TECO Coal. The cost of additions, including improvements and replacements of property is charged to plant. TECO Energy capitalizes direct costs and certain indirect costs, including the cost of debt and equity capital as appropriate, associated with its construction and retirement activity as prescribed by generally accepted accounting principles and recognized policies prescribed or permitted by the FPSC and/or the FERC. The amount of capitalized overhead construction costs is based upon analysis of company and affiliate construction activity. Costs are capitalized based on the activity level of resources allocated to construction activities. As a result, the company’s net income could be impacted by the manner and timing of the deployment of resources to construction activities. However, total cash flow is not impacted by the allocation of these costs to the various construction or maintenance activities. Due to the magnitude of construction undertakings, fluctuations in net income, as a result of cost capitalization, could be significant. Capitalized costs will be expensed as a component of depreciation when the assets are placed in service. (See Notes 1 and 4 to the TECO Energy Consolidated Financial Statements.)

Depreciation Expense

TECO Energy provides for depreciation primarily by the straight-line method at annual rates that amortize the original cost, less net salvage, of depreciable property over its estimated service life. The provision for utility plant in service, expressed as a percentage of the original cost of depreciable property, was 4.2% for the three months ended Mar. 31, 2003 and 2002. The company believes the estimated service life corresponds to the anticipated physical life for most assets. However, the company’s estimation of service life is a critical estimate for the following reasons: 1) forecasting the salvage value for long-lived assets over a long timeframe is subjective; 2) changes may take place that could render a technology obsolete or uneconomical; and 3) a change in the useful life of a long-lived asset could have a material impact on reported results of operations and reported assets. Although it is difficult to predict values far into the future, TECO Energy has a long history of actual costs and values that are considered in reaching a conclusion as to the appropriate useful life of an asset. (See Note 1 to the TECO Energy Consolidated Financial Statements.)

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

TECO Energy periodically assesses whether the regulatory assets are probable of future recovery by considering factors such as regulatory environment changes, recent rate orders to other regulated entities in the same jurisdiction, the current political climate in the state, and the status of any pending or potential deregulation legislation. The assumptions and judgments used by regulatory authorities continue to have an impact on the recovery of costs, the rate earned on invested capital and the timing and amount of assets to be recovered by rates. A change in these assumptions may result in a material impact on reported assets and the results of operations. (See Notes 1 and 4 to the TECO Energy Consolidated Financial Statements.)

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

TECO Energy estimates certain amounts related to revenues on a variety of factors, as described above. Actual results may be different from these estimates. (See Note 1 to the TECO Energy Consolidated Financial Statements.)

Recently Issued Accounting Standards

In accordance with recently issued accounting pronouncements, TECO Energy will be required to comply with certain changes in accounting rules and regulations. (See Note 17 to the TECO Energy Consolidated Financial Statements.)

Disclosures About Market Risk

Interest Rate Risk

TECO Energy is exposed to changes in interest rates primarily as a result of its borrowing activities. TECO Energy or its affiliates may enter into futures, swaps and option contracts, in accordance with the approved risk management policies and procedures, to moderate this exposure to interest rate changes and achieve a desired level of fixed and variable rate debt. As of Mar. 31, 2003, there was no significant change in the Company’s exposure to interest rate risk since Dec. 31, 2002.

Credit Risk

Financial instability and significant uncertainties relating to liquidity in the entire merchant energy sector have increased the perceived credit risk. Below is a summary of TECO Energy’s credit risk exposure on energy contracts related to merchant generation activities at Mar. 31, 2003.

(millions) Rating(1)	Exposure Before Credit Collateral(2)		Credit Collateral(3)	Net Exposure	Number of Counterparties >10% (4)	Net Exposure Counterparties >10%(4)
Investment grade	$33.2		$—	$33.2	4	$31.4
Split rating	—		—	—	—	—
Non-investment grade	—	(5)	2.3	—	—	—
No external ratings (internally rated)
Investment grade	5.1		—	5.1	1	4.2
Non-investment grade	—		—	—	—	—

Total	$38.3		$2.3	$38.3	5	$35.6

(1)	Ratings are principally determined based on publicly available credit ratings, as determined by independent ratings agencies. If the counterparty has provided a guarantee by a higher rated entity, the assigned rating is that of the guarantor. Included in Investment grade are those counterparties with a minimum S&P or Fitch’s rating of BBB- or higher and a Moody’s rating of Baa3 or higher.
(2)	Exposure before credit collateral includes the fair value of net energy contract assets for open positions and the net account receivable for realized energy contracts. Exposures are offset by a legal counterparty where legally enforceable netting and setoff arrangements are in place.
(3)	Credit collateral is required from time-to-time based on contractual provisions and may generally include cash deposits and letters of credit. At Mar. 31, 2003, credit collateral was required from two non-investment grade counterparties. However, TECO EnergySource was not exposed to these counterparties based on the unrealized fair value of the open energy contracts at Mar. 31, 2003.
(4)	The number of counterparties that individually, after considering legally enforceable netting arrangements, represent a significant concentration of credit risk (i.e., more than 10% of the total credit exposure) at TECO EnergySource. Also, the combined exposure, less credit collateral, if any, of each significant concentration.
(5)	The exposure is not material (less than $0.1 million).

Commodity Risk

TECO Energy and its affiliates face varying degrees of exposure to commodity risks—including coal, natural gas, fuel oil and other energy commodity prices. Any changes in prices could affect the prices these businesses charge, their operating costs and the competitive position of their products and services. The company assesses and monitors risk using a variety of state-of-the-art measurement tools. Management uses different risk measurement and monitoring tools based on the degree of exposure of each operating company to commodity risk. As of Mar. 31, 2003, the commodity rates at the Regulated Utilities was not significantly different from Dec. 31, 2002.

Unregulated Companies

Most of the unregulated subsidiaries at TECO Energy are subject to significant commodity risk. These include TECO Coal, TECO Transport, TECO Gas Services, Prior Energy and TPS. The unregulated companies do not speculate using derivative instruments. However, not all derivative instruments receive hedge accounting treatment due to the strict requirements and narrow applicability of the accounting literature to dynamic transactions. For TECO Coal, TECO Transport, Prior Energy and TECO Gas Services, as of Mar. 31, 2003 there was no significant change from Dec. 31, 2002 for commodity risks.

For TPS, results of operations are impacted primarily by changes in the market prices for electricity and natural gas. TPS uses derivative instruments to reduce the commodity price risk exposure of the merchant plants. The commodity price risk of each plant is managed on both a portfolio and asset-specific basis. The following table summarizes the impact of a hypothetical 10% change in commodity prices on the fair value of merchant energy derivative contracts at Mar. 31, 2003 and Dec. 31, 2002.

Sensitivity of the Fair Value of Merchant Energy Derivative Contracts

(millions)	Mar. 31, 2003	Dec. 31, 2002
Change in Fair Value due to a 10%(1)
Decrease in natural gas prices	$(19.1)	$(16.9)
Increase in electricity prices	(32.5)	(24.4)
Increase in electricity and natural gas prices	(13.4)	(7.5)

(1)	Reflects the fair value associated with merchant energy derivative contracts only. The change shown for the contracts due to price movements would be more than offset by a change in the fair value of the underlying physical plant assets.

The following tables summarize the changes in and the fair value balances of energy derivative assets (liabilities) for the quarter ended Mar. 31, 2003:

Changes in Fair Value of Energy Derivatives (millions)

Net fair value of derivatives as of Dec. 31, 2002	$8.4
Net change in unrealized fair value of derivatives	1.7
Changes in valuation techniques and assumptions	—
Realized net settlement of derivatives	(9.2)

Net fair value of derivatives as of Mar. 31, 2003	$0.9

Roll-Forward of Energy Derivatives Net Assets (Liabilities) (millions)

Total energy contracts net assets (liabilities) as of Dec. 31, 2002	$8.4
Change in fair value of net derivative assets (liabilities):
Recorded in OCI	1.9
Recorded in earnings	(9.4)
Net option premium payments	—
Net purchase (sale) of existing contracts	—

Net fair value of derivatives as of Mar. 31, 2003	$0.9

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

Below is a summary table of sources of fair value, by maturity period, for energy derivative contracts at Mar. 31, 2003.

Maturity and Source of Energy Derivative Contracts Net Assets(Liabilities) at Mar. 31, 2003

Contracts Maturing in	Current	Non-current	Total fair Value
Source of Fair Value (millions)
Actively quoted prices	$5.9	$0.2	$6.1
Other external sources(1)	(4.9)	(0.3)	(5.2)
Model Prices(2)	—	—	—

Total	$1.0	$(0.1)	$0.9

(1)	Information from external sources includes information obtained from over-the-counter brokers, industry price services or surveys and multiple-party on-line platforms.
(2)	Model prices are used for determining the fair value of energy derivatives where price quotes are infrequent or the market is illiquid. Significant inputs to the models are derived from market observable data and actual historical experience.

For all unrealized energy derivative contracts, the valuation is an estimate based on the best available information. Actual cash flows could be materially different from the estimated value upon maturity.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the discussion entitled “Disclosures about Market Risk” in Item 2.Management’s Discussion and Analysis.

Item 4. CONTROLS AND PROCEDURES

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

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

See the discussion of environmental matters in Note 15 to the TECO Energy Consolidated Financial Statements and Note 11 to the Tampa Electric Company Consolidated Financial Statements.

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

TECO Energy’s 10.5% Notes issued in November 2002 and the terms of any notes that may be issued in connection with borrowings under its credit facility with Merrill Lynch obtained in April 2003 contain covenants that, among other things, could limit TECO Energy’s ability to pay dividends. (See Notes 1 and 18 to the TECO Energy Consolidated Financial Statements, and the Bank Credit Facilities and Covenants in Financing Agreements sections of Management’s Discussion and Analysis.)

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Shareholders held on April 22, 2003, the shareholders of TECO Energy, Inc. elected five directors and rejected three shareholder proposals.

	Votes Cast	Votes Cast		Broker
	For	Against	Abstentions	Non-Votes
Election of Directors
S. L. Baldwin	145,224,010	6,484,845
R. D. Fagan	145,079,993	6,649,361
L. Guinot Jr.	145,269,101	6,460,253
S. W. Hudson	145,790,752	5,938,602
W. P. Sovey	145,549,853	6,159,001
Shareholder proposal for a minimum of two candidates for each directorship	14,830,486	74,489,635	3,835,054	58,574,179
Shareholder proposal for Performance-based stock Options	25,036,060	65,667,682	2,451,434	58,574,178
Shareholder proposal for Expensing of stock options	42,709,627	47,462,948	2,982,600	58,574,178

Item	6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits – See index on page 61.

(b) Reports on Form 8-K

TECO Energy, Inc. filed the following reports on Form 8-K during the first quarter of 2003.

1.	The registrant filed a Current Report on Form 8-K dated Jan. 22, 2003, under “Item 5. Other Events” and “Item 7. Financial Statements, Pro Forma Financial Statements and Exhibits”, reporting on TECO Energy’s full-year 2002 financial results.

2.	The registrant filed a Current Report on Form 8-K dated Mar. 12, 2003 under “Item 7. Financial Statements, Pro Forma Financial Statements and Exhibits” and “Item 9. Regulation FD Disclosure”, reporting TECO Energy, Inc.’s response to the action taken by Moody’s Investor Service to initiate a review for potential downgrade of the company’s debt.

TECO Energy, Inc. filed the following reports on Form 8-K subsequent to Mar. 31, 2003.

1.	The registrant filed a Current Report on Form 8-K dated Apr. 9, 2003, under “Item 5. Other Events” , “Item 7. Financial Statements, Pro Forma Financial Statements and Exhibits” and “Item 9. Regulation FD Disclosure” reporting that TECO Energy, Inc. had entered into a Credit Agreement with Merrill Lynch Bank USA for a new credit facility, and providing under “Item 12. Results of Operations and Financial Condition”, that the Company had met its cash generation target and outlining steps to further bolster its financial position.

2.	The registrant filed a Current Report on Form 8-K dated Apr. 11, 2003, under “Item 5. Other Events” and “Item 7. Financial Statements, Pro Forma Financial Statements and Exhibits”, reporting that Tampa Electric Company sold $250 million principal amount of Senior Notes pursuant to Note Purchase Agreements between Tampa Electric Company and each of the Purchasers of the Notes.

3.	The registrant filed a Current Report on Form 8-K dated Apr. 21, 2003, under “Item 7. Financial Statements, Pro Forma Financial Statements and Exhibits”, “Item 9. Regulation FD Disclosure”, and “Item 12. Results of Operations and Financial Condition” furnishing TECO Energy, Inc.’s financial results for the quarter ended March 31, 2003, and reporting TECO Energy, Inc.’s response to the action taken by Moody’s Investor Service to downgrade TECO Energy, Inc.’s senior unsecured debt rating.

4.	The registrant filed a Current Report on Form 8-K dated May 6, 2003, under “Item 5. Other Events” reporting that TECO Energy had taken action to repay the equity bridge loan and to provide security for certain obligations associated with the nearly completed Union and Gila River power stations.

5.	The registrant filed a Current Report on Form 8-K dated May 14, 2003, under “Item 5. Other Events” reporting that TECO Energy had reached an agreement in principle regarding amounts to be posted under the project completion undertaking for the Union and Gila River power stations, and extended the deadline for the posting.

Tampa Electric Company filed the following report on Form 8-K subsequent to Mar. 31, 2003.

1.	The registrant filed a Current Report on Form 8-K dated Apr. 11, 2003, under “Item 5. Other Events” and “Item 7. Financial Statements, Pro Forma Financial Statements and Exhibits”, reporting that Tampa Electric Company sold $250 million principal amount of Senior Notes pursuant to Note Purchase Agreements between Tampa Electric Company and each of the Purchasers of the Notes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of May, 2003.

TECO ENERGY, INC. (Registrant)

Date: May 14, 2003	By:	/s/ G. L. GILLETTE
G. L. GILLETTE Senior Vice President—Finance and Chief Financial Officer (Principal Financial Officer)

CERTIFICATIONS

I, Robert D. Fagan, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of TECO Energy, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	/s/ R. D. FAGAN
R. D. FAGAN Chairman of the Board, President, Director and Chief Executive Officer (Principal Executive Officer)

CERTIFICATIONS

I, Gordon L. Gillette, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of TECO Energy, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ G. L. GILLETTE
G. L. GILLETTE Senior Vice President – Finance and Chief Financial Officer (Principal Financial Officer)

Date: May 14, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of May, 2003.

TAMPA ELECTRIC COMPANY (Registrant)

By:	/s/ G. L. GILLETTE
G. L. GILLETTE Senior Vice President – Finance and Chief Financial Officer (Principal Financial Officer)

Date: May 14, 2003

CERTIFICATIONS

I, Robert D. Fagan, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Tampa Electric Company;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ R. D. FAGAN
R. D. FAGAN Chairman of the Board, President, Director and Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2003

CERTIFICATIONS

I, Gordon L. Gillette, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Tampa Electric Company;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ G. L. GILLETTE
G. L. GILLETTE Senior Vice President – Finance and Chief Financial Officer (Principal Financial Officer)

Date: May 14, 2003

INDEX TO EXHIBITS

Exhibit No.	Description	Page No.

3.1	Articles of Incorporation of TECO Energy, Inc., as amended on Apr. 30, 1993 (Exhibit 3, Form 10-Q for the quarter ended Mar. 31, 1993 of TECO Energy, Inc., File No. 1-8180).	*

3.2	Bylaws of TECO Energy, Inc., as amended effective Jan. 18, 2001 (Exhibit 3.2, Form 10-K for the year ended Dec. 31, 2000 of TECO Energy, Inc., File No. 1-8180).	*

3.3	Articles of Incorporation of Tampa Electric Company (Exhibit 3, Registration Statement No. 2-70653 of Tampa Electric Company, File No. 1-5007).	*

3.4	Bylaws of Tampa Electric Company, as amended effective Apr. 16, 1997 (Exhibit 3, Form 10-Q for the quarter ended June 30, 1997 of Tampa Electric Company, File No. 1-5007).	*

10.1	Terms of R.D. Fagan’s employment, dated Jan. 28, 2003.	[	]

10.2	Form of Restricted Stock Agreement between TECO Energy, Inc., and certain senior officers for shares received in lieu of cash in connection with the annual incentive plan.	[	]

12.1	Ratio of Earnings to Fixed Charges – TECO Energy, Inc.	[	]

12.2	Ratio of Earnings to Fixed Charges – Tampa Electric Company.	[	]

99.1 (1)	Certification – TECO Energy, Inc.	[	]

99.2 (1)	Certification – Tampa Electric Company.	[	]

(1)	This certification accompanies the Quarterly Report on Form 10-Q and is not filed as part of it.

*	Indicates exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference. Exhibits filed with periodic reports of TECO Energy, Inc. and Tampa Electric Company were filed under Commission Nos. 1-8180 and 1-5007, respectively.