Form 10-Q
period 2004-03-31
TAMPA ELECTRIC CO; TECO ENERGY INC
filed 2004-05-07
CIK 96271, 350563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                     March 31, 2004

or

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

YES [X]    NO [    ]

Indicate by check mark whether Tampa Electric Company is an accelerated filer (as defined in Exchange Act Rule 12b-2).

YES [    ]    NO [X]

Number of shares of TECO Energy, Inc.’s common stock outstanding as of April 30, 2004 was 188,371,599.

As of April 30, 2004, there were 10 shares of Tampa Electric Company’s common stock issued and outstanding, all of which were held, beneficially and of record, by TECO Energy, Inc.

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

Index to Exhibits appears on Page 57

PART I. FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS

TECO ENERGY, INC.

In the opinion of management, the unaudited consolidated financial statements include all adjustments that are of a recurring nature and necessary to present fairly the financial position of TECO Energy, Inc. and subsidiaries as of Mar. 31, 2004 and Dec. 31, 2003, and the results of their operations and cash flows for the periods ended Mar. 31, 2004 and 2003. The results of operations for the three-month period ended Mar. 31, 2004 are not necessarily indicative of the results that can be expected for the entire fiscal year ending Dec. 31, 2004. References should be made to the explanatory notes affecting the consolidated financial statements contained in TECO Energy, Inc.’s Annual Report on Form 10-K for the year ended Dec. 31, 2003 and to the notes on pages 8 through 28 of this report.

TECO ENERGY, INC.

Consolidated Balance Sheets

Assets (millions, except share amounts)	Mar. 31, 2004 Unaudited	Dec. 31, 2003
Current assets
Cash and cash equivalents	$107.6	$108.2
Restricted cash	36.8	51.4
Receivables, less allowance for uncollectibles of $5.2 million and $4.5 million at Mar. 31, 2004 and Dec. 31, 2003, respectively	271.9	280.4
Current derivative assets	19.4	21.1
Inventories, at average cost
Fuel	78.1	88.2
Materials and supplies	79.0	82.5
Prepayments and other current assets	82.6	68.6
Assets held for sale	107.0	169.4

Total current assets	782.4	869.8

Property, plant and equipment
Utility plant in service
Electric	5,066.7	5,245.6
Gas	784.7	778.1
Construction work in progress	841.8	1,193.3
Other property	835.3	823.2

Property, plant and equipment, at original cost	7,528.5	8,040.2
Accumulated depreciation	(1,996.1)	(2,361.2)

Total property, plant and equipment (net)	5,532.4	5,679.0

Other assets
Deferred income taxes	1,015.7	1,051.5
Other investments	12.0	16.5
Regulatory assets	157.2	188.3
Investment in unconsolidated affiliates	450.1	343.5
Goodwill	71.2	71.2
Deferred charges and other assets	139.2	165.1
Assets held for sale	2,065.4	2,077.4

Total other assets	3,910.8	3,913.5

Total assets	$10,225.6	$10,462.3

The accompanying notes are an integral part of the consolidated financial statements.

TECO ENERGY, INC.

Consolidated Balance Sheets—continued

Liabilities and capital (millions, except share amounts)	Mar. 31, 2004 Unaudited	Dec. 31, 2003
Current liabilities
Long-term debt due within one year
Recourse	$5.3	$6.1
Non-recourse	10.8	25.5
Notes payable	50.0	37.5
Accounts payable	290.8	313.8
Customer deposits	103.4	101.4
Current derivative liabilities	9.9	12.0
Interest accrued	97.0	56.6
Taxes accrued	94.0	149.9
Liabilities associated with assets held for sale	1,554.8	1,544.4

Total current liabilities	2,216.0	2,247.2

Other liabilities
Deferred income taxes	476.7	498.0
Investment tax credits	22.1	22.8
Regulatory liabilities	564.1	560.2
Deferred credits and other liabilities	360.5	364.1
Liabilities associated with assets held for sale	663.4	697.8
Long-term debt, less amount due within one year
Recourse	3,589.8	3,660.3
Non-recourse	14.9	83.2
Junior subordinated	669.3	649.1
Minority interest	3.6	1.9

Total other liabilities	6,364.4	6,537.4

Commitments and contingencies (see Note 16)

Capital
Common equity (400 million shares authorized; par value $1; 188.1 million shares and 187.8 million shares outstanding at Mar. 31, 2004 and Dec. 31, 2003, respectively)	188.1	187.8
Additional paid in capital	1,221.2	1,220.8
Retained earnings	306.4	339.5
Accumulated other comprehensive income	(59.3)	(55.8)

Common equity	1,656.4	1,692.3
Unearned compensation	(11.2)	(14.6)

Total capital	1,645.2	1,677.7

Total liabilities and capital	$10,225.6	$10,462.3

The accompanying notes are an integral part of the consolidated financial statements.

TECO ENERGY, INC.

Consolidated Statements of Income

Unaudited

	Three months ended Mar. 31,
(millions, except per share amounts)	2004	2003
Revenues
Regulated electric and gas (includes franchise fees and gross receipts taxes of $20.8 million in 2004 and $18.8 million in 2003)	$487.9	$468.0
Unregulated	154.4	183.8

Total revenues	642.3	651.8

Expenses
Regulated operations
Fuel	120.8	51.1
Purchased power	29.1	39.4
Cost of natural gas sold	58.9	70.8
Other	65.2	61.1
Other operations	157.2	180.7
Maintenance	31.4	34.6
Depreciation	72.1	75.0
Asset impairment	6.7	104.5
Taxes, other than income	48.4	43.4

Total expenses	589.8	660.6

Income (loss) from operations	52.5	(8.8)

Other income
Allowance for other funds used during construction	0.7	7.6
Other income	42.7	3.3
Income from equity investments	6.9	2.6

Total other income	50.3	13.5

Interest charges
Interest expense	88.9	57.3
Distribution on preferred securities	—	10.0
Allowance for borrowed funds used during construction	(0.3)	(2.9)

Total interest charges	88.6	64.4

Income (loss) before provision for income taxes	14.2	(59.7)
Provision (benefit) for income taxes	8.7	(39.4)

Net income (loss) from continuing operations before minority interests	5.5	(20.3)
Minority interest	23.2	—

Net income (loss) from continuing operations	28.7	(20.3)

Discontinued operations
(Loss) Income from discontinued operations	(40.3)	39.6
Income tax (benefit) provision	(14.1)	15.5

Total discontinued operations	(26.2)	24.1

Cumulative effect of change in accounting principle, net of tax	—	(1.1)

Net income	$2.5	$2.7

Average common shares outstanding
Basic	188.0	175.9
Diluted	188.6	175.9

Earnings per share from continuing operations
Basic	$0.15	$(0.12)
Diluted	$0.15	$(0.12)

Earnings per share
Basic	$0.01	$0.02
Diluted	$0.01	$0.02

Dividends paid per common share outstanding	$0.190	$0.355

The accompanying notes are an integral part of the consolidated financial statements.

TECO ENERGY, INC.

Consolidated Statements of Comprehensive Income

Unaudited

	Three months ended Mar. 31,
(millions)	2004	2003
Net income	$2.5	$2.7

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	—	0.8
Net unrealized (losses) on cash flow hedges	(3.5)	(9.7)

Other comprehensive income (loss), net of tax	(3.5)	(8.9)

Comprehensive income (loss)	$(1.0)	$(6.2)

The accompanying notes are an integral part of the consolidated financial statements.

TECO ENERGY, INC.

Consolidated Statements of Cash Flows

Unaudited

	Three months ended Mar. 31,
(millions)	2004	2003
Cash flows from operating activities
Net income	$2.5	$2.7
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	72.1	79.8
Deferred income taxes	12.7	15.2
Investment tax credits, net	(0.7)	(1.1)
Allowance for funds used during construction	(1.0)	(10.5)
Amortization of unearned compensation	3.7	4.4
Cumulative effect of change in accounting principle, pre-tax	—	1.8
Gain on sales of business/assets, pre-tax	(36.8)	(38.7)
Equity in earnings of unconsolidated affiliates	(4.3)	6.7
Minority loss	(23.2)	—
Asset impairment, pre-tax	6.7	104.5
Deferred recovery clause	30.9	(3.0)
Receivables, less allowance for uncollectibles	39.7	(56.9)
Inventories	12.3	6.3
Prepayments and other deposits	5.3	(4.6)
Taxes accrued	(68.7)	(105.8)
Interest accrued	65.7	31.7
Accounts payable	(80.5)	30.0
Other	16.3	9.5

Cash flows from operating activities	52.7	72.0

Cash flows from investing activities
Capital expenditures	(59.5)	(102.2)
Allowance for funds used during construction	1.0	10.5
Net proceeds from sales of business/assets	109.7	124.9
Net cash reduction from deconsolidation	(22.8)	—
Restricted cash	(4.9)	—
Investment in unconsolidated affiliates	(3.1)	(1.0)
Other non-current investments	8.4	(44.1)

Cash flows from investing activities	28.8	(11.9)

Cash flows from financing activities
Dividends	(35.7)	(62.4)
Common stock	4.8	2.6
Proceeds from long-term debt	—	4.9
Minority interest	21.8	—
Repayment of long-term debt	(80.4)	(20.3)
Net increase in short-term debt	12.5	6.7
Equity contract adjustment payments	(5.1)	(5.1)

Cash flows from financing activities	(82.1)	(73.6)

Net (decrease) in cash and cash equivalents	(0.6)	(13.5)
Cash and cash equivalents at beginning of period	108.2	411.1

Cash and cash equivalents at end of period	$107.6	$397.6

The accompanying notes are an integral part of the consolidated financial statements.

TECO ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

The significant accounting policies for both utility and diversified operations include:

Principles of Consolidation

The consolidated financial statements include the accounts of TECO Energy, Inc. and its majority-owned subsidiaries (TECO Energy or the company). All significant intercompany balances and intercompany transactions have been eliminated in consolidation. Generally, the equity method of accounting is used to account for investments in partnerships or other arrangements in which TECO Energy or its subsidiary companies do not have majority ownership or exercise control.

As more fully described in Note 18, the company, as required this quarter, adopted FASB Interpretation No. 46R, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, (FIN 46R) which impacted the consolidation principles applied to certain entities. For entities that are determined to meet the definition of a variable interest entity (VIE), the company obtains information, where possible, to determine if it is the primary beneficiary of the VIE. If the company is determined to be the primary beneficiary, then the VIE is consolidated and a minority interest is recognized for any other third-party interests. If the company is not the primary beneficiary, then the VIE is accounted for using the equity method of accounting. In unusual circumstances this can result in the company consolidating entities in which it has less than a 50-percent equity investment and deconsolidating entities in which it has a majority equity interest. FIN 46R impacted the consolidation policy for the San José and Alborada power stations in Guatemala, the funding companies involved in the issuance of the trust preferred securities, and other entities as described in Note 18. For all other entities, the general consolidation principles described above apply.

The use of estimates is inherent in the preparation of financial statements in accordance with generally accepted accounting principles (GAAP). Actual results could differ from these estimates.

Revised Segment Reporting

As more fully described in Note 11, the Union and Gila River projects’ results have been reflected in discontinued operations. This reclassification, as well as other changes described below, significantly revised operating segments used for decision-making purposes.

In 2003, the company, as part of its renewed focus on core utility operations, revised internal reporting information used for decision making purposes. With this change, management began to view the results and performance of TECO Wholesale Generation, Inc. (formerly TECO Power Services Corporation), or TWG, as a separate segment comprised of all continuing merchant energy-related operations (TWG Merchant), from which the Union and Gila River projects’ operations have been reclassified to discontinued operations. The TWG Merchant segment includes the results of operations for the Frontera, Commonwealth Chesapeake, Dell and McAdams power plants, as well as the results of the equity investment in the Odessa and Guadalupe power plants, held through PLC Development Holdings, LLC (PLC), and TECO EnergySource, Inc. (TES), the energy marketing affiliate for the merchant operations.

The non-merchant operations formerly included in the TECO Power Services operating segment are comprised of the results from Hardee Power Partners, Ltd. (HPP) up to the date of the sale in 2003, the Hamakua power plant in Hawaii, the Guatemalan operations which include the San José and Alborada power plants and the results of the equity investment in the Guatemalan distribution company, EEGSA, and other non-merchant activities. These non-merchant operations are reported in the Other Unregulated segment (see Note 15).

Assets Held for Sale

The company classifies assets and liabilities, including long-lived assets, as “Assets held for sale” and “Liabilities associated with assets held for sale” when the recognition criteria, established in FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, are met. At Mar. 31, 2004 and Dec. 31, 2003, included in the current portion of liabilities associated with assets held for sale is $1,395.0 million of non-recourse long-term debt. See Note 11 for additional details of the amounts and nature of the items classified as held for sale.

Restricted Cash

Restricted cash at Mar. 31, 2004 is comprised primarily of $29.2 million of cash accumulated in escrow under the sale agreement of TECO Coal’s synthetic fuel production facilities (to provide credit support due to the company’s current credit rating), and $6.9 million held in escrow from the sale of HPP. Over time, up to $50 million of cash from the synthetic fuel facility sale will accumulate in escrow to support the company’s obligation under the sale agreement (due to the company’s current credit rating).

Cost Capitalization

Capitalized interest expense—Interest costs for the construction of non-utility facilities are capitalized and depreciated over the service lives of the related property. TECO Energy capitalized $10.0 million of interest costs in the three months ended Mar. 31, 2003. No interest costs were capitalized in the three months ended Mar. 31, 2004.

Allowance for Funds Used During Construction (AFUDC)

AFUDC is a non-cash credit to income with a corresponding charge to utility plant which represents the cost of borrowed funds and a reasonable return on other funds used for construction. The rate used to calculate AFUDC is revised periodically to reflect significant changes in Tampa Electric’s cost of capital. The rate was 7.79% for 2004 and 2003. Total AFUDC for the three months ended Mar. 31, 2004 and 2003 was $1.0 million, and $10.5 million, respectively. The base on which AFUDC is calculated excludes construction work-in-progress which has been included in rate base.

Other Investments

Other investments, which include longer-term passive investments, at Mar. 31, 2004 and Dec. 31, 2003 were as follows:

Other Investments

(millions)	Rate		Due Date	Mar. 31, 2004	Dec. 31, 2003
Notes receivable from EEGSA	6.17	%(1)	9/11/07	$3.6	$8.1
Continuing investments in leveraged leases	—		—	8.4	8.4

Other investments				$12.0	$16.5

(1)	Current rate at Mar. 31, 2004.

These financial investments have no quoted market prices and, accordingly, a reasonable estimate of fair market value could not be made without incurring excessive costs. However, the company believes the fair value of these assets would not differ significantly from the carrying value.

Investments in Unconsolidated Affiliates

Investments in unconsolidated affiliates are accounted for using the equity method of accounting. The percentage ownership interest for each investment at Mar. 31, 2004 and Dec. 31, 2003 is presented in the following table:

TECO Energy and Subsidiaries’ Percent Ownership in Unconsolidated Affiliates

	Mar. 31, 2004	Dec. 31, 2003
TECO Wholesale Generation (TWG)
Texas Independent Energy, L.P. (TIE)(1)	50%	50%

Other unregulated
Central Generadora Eléctrica San José, Ltda. (San José or CGE)(2)	100%	—%
Tampa Centro Americana de Electricidad, Ltda. (Alborada or TCAE)(2)	96	—
Empresa Eléctrica de Guatemala, S.A. (EEGSA)	24	24
Hamakua Energy Partners, L.P.	50	50
Hamakua Land Partnership, LLP	50	50
US Propane, LLC(3)	38	38
TECO AGC, Ltd.(4)	—	50
Litestream Technologies, LLC	36	36
Hernando Oaks, LLC(4)	—	50
Brandon Properties Partners, Ltd.	50	50
Walden Woods Business Center, Ltd.	50	50

(1)	PLC Development Holdings, LLC (PLC) has a 50-percent ownership interest in TIE (the holding company for the Odessa and Guadalupe project entities).
(2)	As of Jan. 1, 2004, in accordance with the most recent interpretation and application of the new consolidation guidance established in FIN 46R to long-term power purchase agreements, TECO Energy can no longer consolidate CGE or TCAE, the project companies for the San José and Alborada power plants, respectively, in Guatemala. See Note 18 for additional details.
(3)	In January 2004, US Propane, LLC sold a majority of its assets, consisting of direct and indirect equity investments in Heritage Propane Partners, L.P., resulting in an after-tax gain of $10.6 million ($17.2 million pre-tax).

(4)	As of Jan. 1, 2004, in accordance with FIN 46R, the company had determined that it is the primary beneficiary of this entity. As a result, this entity is included in the consolidated financial statements of the company as a fully consolidated entity with a significant minority interest. See Note 18 for additional details.

Revenues and Fuel Costs

As of Mar. 31, 2004 and Dec. 31, 2003, unbilled revenues of $43.3 million and $45.7 million, respectively, are included in the “Receivables” line item on the balance sheet.

Purchased Power

Tampa Electric purchases power on a regular basis primarily to meet the needs of its retail customers. As a result of the sale of HPP in 2003, power purchases from HPP, subsequent to the sale, are reflected as non-affiliate purchases by Tampa Electric. Tampa Electric’s long-term power purchase agreement from HPP was not affected by the sale of HPP. Under the existing agreement, which has been approved by the FPSC, Tampa Electric has the right to purchase, on average, approximately 52% of the total output of the Hardee power station. Tampa Electric purchased power from non-TECO Energy affiliates, including purchases from HPP, at a cost of $29.1 million, and $53.6 million, respectively, for the three months ended Mar. 31, 2004 and 2003. The associated revenue at HPP from power sold to Tampa Electric of $14.2 million for the three months ended Mar. 31, 2003, is offset against “Regulated operations —Purchased power” in the income statement. The purchased power costs at Tampa Electric are recoverable through an FPSC-approved cost recovery clause.

In order to meet firm commitments or maintain acceptable operating conditions, unregulated affiliates may also purchase power in the ordinary course of business. Total unregulated purchases of power for continuing operations, for the three months ended Mar. 31, 2004, and 2003, were $0.2 million, and $6.8 million, respectively. Unregulated power purchases are reported in “Other operations” in the income statement.

Depreciation

TECO Energy provides for depreciation primarily by the straight-line method at annual rates that amortize the original cost, less salvage value, of depreciable property over its estimated service life. Unregulated electric generating, pipeline and transmission facilities are depreciated over the expected useful lives of the related equipment, a period of up to 40 years. The provision for total regulated and unregulated plant in service, expressed as a percentage of the original cost of depreciable property, was 3.9% for the three months ended Mar. 31, 2004 and 4.2% for the same period in 2003. Construction work-in-progress is not depreciated until the asset is completed or placed in service.

The implementation of FAS 143, Accounting for Asset Retirement Obligations, in 2003 resulted in an increase in the carrying amount of long-lived assets and the reclassification of the accumulated reserve for cost of removal from accumulated depreciation to “Regulatory liabilities” for all periods presented. The adjusted capitalized amount is depreciated over the remaining useful life of the asset. See Notes 4 and 5.

Accounting for Excise Taxes, Franchise Fees and Gross Receipts

The regulated utilities are allowed to recover certain costs incurred from customers through prices approved by the FPSC. The amounts included in customers’ bills for franchise fees and gross receipt taxes are included as revenues on the Consolidated Statements of Income. These amounts totaled $20.8 million, and $18.8 million for the three months ended Mar. 31, 2004 and 2003, respectively. Franchise fees and gross receipt taxes payable by the regulated utilities are included as an expense on the Consolidated Statements of Income in “Taxes, other than income.” For the three months ended Mar. 31, 2004, and 2003, these totaled $20.7 million and $18.7 million, respectively.

Stock-Based Compensation

Effective Jan. 1, 2003, the company adopted FAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123. This standard amends FAS 123 to provide alternative methods of transition for companies that voluntarily change to the fair value-based method of accounting for stock-based employee compensation. It also requires prominent disclosure about the effects on reported net income of the company’s accounting policy decisions with respect to stock-based employee compensation in both annual and interim financial statements. The adoption of the disclosure provisions of this standard did not have a material impact on the company’s financial position.

Restrictions on Dividend Payments and Transfer of Assets

Dividends on TECO Energy’s common stock are declared and paid at the discretion of its Board of Directors. The primary sources of funds to pay dividends on TECO Energy’s common stock are dividends and other distributions from its operating companies. TECO Energy’s $380 million note indenture contains a covenant that requires the company to achieve certain interest coverage levels in order to pay dividends. TECO Energy’s Merrill Lynch credit facility contains a covenant that could limit the payment of dividends exceeding $40 million in any quarter under certain circumstances if the facility is drawn. Tampa Electric’s first mortgage bond indenture and certain long-term debt issuances at PGS contain provisions that limit the payment of dividends and distributions on the common stock of Tampa Electric Company. In March 2004, $75 million of Tampa Electric’s first mortgage bonds were repaid and the related restriction on distributions and dividends became no longer operative since there are no bonds outstanding under the mortgage indenture (see Note 16 for a discussion of the PGS covenant). Tampa Electric’s credit facilities include a covenant limiting cumulative distributions and outstanding affiliate loans.

In addition, TECO Diversified, Inc., a wholly-owned subsidiary of TECO Energy and the holding company for TECO Transport, TECO Coal and TECO Solutions, has a guarantee related to a coal supply agreement that limits the payment of dividends to its common shareholder, TECO Energy, but does not limit loans or advances.

See Note 16 for a more detailed description of significant financial covenants.

Reclassifications

Results for all prior periods have been reclassified from continuing operations to discontinued operations as appropriate for each of the entities as discussed in Note 11.

2. Derivatives and Hedging

At Mar. 31, 2004 and Dec. 31, 2003, respectively, TECO Energy and its affiliates had derivative assets totaling $19.4 million and $21.1 million, and liabilities totaling $9.9 million and $12.0 million. At Mar. 31, 2004 and Dec. 31, 2003, accumulated other comprehensive income (OCI) included $7.8 million and $4.3 million, respectively, of unrealized after-tax losses, representing the fair value of cash flow hedges whose transactions will occur in the future. Included in OCI at Mar. 31, 2004 and Dec. 31, 2003 is an unrealized after-tax loss of $16.2 million and $14.6 million, respectively, on interest rate swaps designated as cash flow hedges, reflecting the remaining amount included in OCI related to cash flow hedges for the period preceding the expected disposition of the net assets associated with the Union and Gila River projects. Amounts recorded in OCI reflect the estimated fair value of derivative instruments designated as hedges, based on market prices as of the balance sheet date.

For the three months ended Mar. 31, 2004, and 2003, TECO Energy and its affiliates reclassified amounts from OCI and recognized net pre-tax (losses) gains of ($2.0) million and $9.7 million, respectively. Based on the fair value of cash flow hedges at Mar. 31, 2004, pre-tax losses of $9.5 million are expected to be reversed from OCI to the Consolidated Statements of Income within the next twelve months. However, these losses and other future reclassifications from OCI will fluctuate with movements in the underlying market price of the derivative instruments. The company does not currently have any cash flow hedges for transactions forecasted to take place in periods subsequent to 2006.

For the three months ended Mar. 31, 2004 and 2003, respectively, the company also recognized pre-tax gains (losses) of $2.4 million and ($5.0) million, relating to derivatives that were not designated as either a cash flow or fair value hedge.

3. Other Intangible Assets

The amount of intangible assets recorded in “Other assets” at Mar. 31, 2004 and Dec. 31, 2003 was $4.9 million at the end of each period. For the three months ended Mar. 31, 2003, the company recognized amortization expense of $4.7 million. No amortization expense was recognized for the three months ended Mar. 31, 2004.

4. Regulatory

Cost Recovery—Tampa Electric

2003 Proceedings

In September 2003, Tampa Electric filed with the FPSC for approval of fuel and purchased power, capacity, environmental and conservation cost recovery clause rates for the period January through December 2004. In November 2003, the FPSC approved Tampa Electric’s requested changes. The resulting rates included the impact of increased use of natural gas at the Bayside Power Station, the collection of approximately $91 million for under-recovery of fuel expense for 2002 and 2003, and estimated waterborne transportation rates for coal transportation services. The FPSC did not allow recovery of $8.4 million it characterized as savings from shutting down the Gannon Station earlier than originally planned, which the FPSC asserted generated operations and maintenance savings. The previous rates included recovery of the costs associated with coal transportation services. A separate docket was opened to review the contract for these services (see the Other Items section below for additional details). The rates include projected costs associated with environmental projects required under the Environmental Protection Agency (EPA) Consent Decree and the Florida Department of Environmental Protection (FDEP) Consent Final Judgment (see Note 16 for additional details regarding these environmental matters). The costs associated with this disallowance were recognized in 2003.

Tampa Electric filed its objection to the disallowance of the recovery of the $8.4 million and a motion asking the FPSC to reconsider its decision. The motion was filed on Jan. 6, 2004 and on Mar. 30, 2004, the FPSC voted unanimously to deny the company’s motion to reconsider its decision.

As part of the regulatory process, it is reasonably likely that third parties may intervene in various matters in the future. The company is unable to predict the timing, nature or impact of such future actions.

Other Items

Coal Transportation Contract

Tampa Electric’s contract for coal transportation and storage services with TECO Transport expired on Dec. 31, 2003. In June 2003, Tampa Electric issued a Request For Proposal (RFP) to potential providers requesting services for the next five years. The result of the RFP process was the execution of a new contract between Tampa Electric and TECO Transport with market rates supported by the results of the RFP and an independent consultant in maritime transportation matters. The prudence of the RFP process and final contract is expected to be reviewed by the FPSC in May 2004, with a decision expected in July 2004.

Regulatory Assets and Liabilities

Tampa Electric and PGS maintain their accounts in accordance with recognized policies of the FPSC. In addition, Tampa Electric maintains its accounts in accordance with recognized policies prescribed or permitted by the FERC. These policies conform with generally accepted accounting principles in all material respects.

Tampa Electric and PGS apply the accounting treatment permitted by FAS 71, Accounting for the Effects of Certain Types of Regulation. Areas of applicability include deferral of revenues under approved regulatory agreements; revenue recognition resulting from cost recovery clauses that provide for monthly billing charges to reflect increases or decreases in fuel; purchased power, conservation and environmental costs; and deferral of costs as regulatory assets, when cost recovery is ordered over a period longer than a fiscal year, to the period that the regulatory agency recognizes them. Details of the regulatory assets and liabilities as of Mar. 31, 2004 and Dec. 31, 2003 are presented in the following table:

Regulatory Assets and Liabilities

(millions)	Mar. 31, 2004	Dec. 31, 2003
Regulatory assets:
Regulatory tax asset (1)	$62.3	$63.3
Other:
Cost recovery clauses	29.5	59.7
Coal contract buy-out (2)	2.0	2.7
Deferred bond refinancing costs (3)	35.3	32.2
Environmental remediation	18.5	20.7
Competitive rate adjustment	5.2	5.3
Other	4.4	4.4

	94.9	125.0

Total regulatory assets	$157.2	$188.3

Regulatory liabilities:
Regulatory tax liability (1)	$28.5	$29.9
Other:
Deferred allowance auction credits	1.9	1.9
Recovery clause related	0.7	—
Environmental remediation	18.5	20.7
Transmission and distribution storm reserve	41.0	40.0
Deferred gain on property sales (4)	1.8	1.9
Accumulated reserve – cost of removal	469.1	462.2
Other	2.6	3.6

	535.6	530.3

Total regulatory liabilities	$564.1	$560.2

(1)	Related primarily to plant life. Includes $16.1 million and $17.0 million of excess deferred taxes as of Mar. 31, 2004 and Dec. 31, 2003, respectively.
(2)	Amortized over a 10-year period ending December 2004.

(3)	Unamortized refinancing costs:

Related to debt transactions as follows (millions):	Amortized until:
$ 51.6	2005
$ 22.1	2007
$ 25.0	2011
$ 50.0	2011
$150.0	2012
$150.0	2012
$ 85.9	2014
$ 25.0	2021
$100.0	2022
$ 75.0	2022

(4)	Amortized over a 5-year period with various ending dates.

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

As a result of the adoption of FAS 143 in 2003, TECO Energy recorded an increase to net property, plant and equipment of $7.8 million (net of accumulated depreciation of $6.6 million) and an increase to asset retirement obligations of $22.1 million, partially offset by previously recognized accrued reclamation obligations associated with coal mining activities of $12.3 million. A pre-tax charge of $1.8 million, net of a $0.2 million offset due to a regulatory asset at Tampa Electric, ($1.1 million after tax) was recognized in the first quarter of 2003 as a change in accounting principle.

For the three months ended Mar. 31, 2004 and 2003, TECO Energy recognized $0.5 million and $0.3 million, respectively, of accretion expense associated with asset retirement obligations. During this period, no new retirement obligations were incurred and no significant revisions to estimated cash flows used in determining the recognized asset retirement obligations were necessary.

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

As a result of the adoption of FAS 143 at Jan. 1, 2003, the estimated accumulated cost of removal and dismantlement included in net accumulated depreciation as of Mar. 31, 2004 and Dec. 31, 2003 of $469.1 million and $462.2 million, respectively, is classified as a regulatory liability (see also Note 4). For Tampa Electric and PGS, the original cost of utility plant retired or otherwise disposed of and the cost of removal, or dismantlement, less salvage value is charged to accumulated depreciation and the accumulated cost of removal reserve reported as a regulatory liability, respectively.

6. Short-Term Debt

At Mar. 31, 2004 and Dec. 31, 2003, the following credit facilities and related borrowings existed:

Credit Facilities

	Mar. 31, 2004			Dec. 31, 2003
(millions)	Credit Facilities	Borrowings Outstanding (1)	Letters of Credit Outstanding	Credit Facilities	Borrowings Outstanding (1)	Letters of Credit Outstanding
Recourse:
Tampa Electric:
1-year facility	$125.0	$—	$—	$125.0	$—	$—
3-year facility	125.0	50.0	—	125.0	—	—
TECO Energy:
18-month facility	20.6	—	—	100.0	—	—
1-year facility	—	—	—	37.5	37.5	—
3-year facility	350.0	—	43.9	350.0	—	109.9

Total	$620.6	$50.0	$43.9	$737.5	$37.5	$109.9

(1)	Borrowings outstanding are reported as notes payable.

These credit facilities require commitment fees ranging from 20 to 50 basis points. The weighted-average interest rate on outstanding notes payable at Mar. 31, 2004 and Dec. 31, 2003 was 2.25% and 6.63%, respectively.

7. Long-Term Debt

In March 2004, Tampa Electric repaid $75 million of 7.75% first mortgage bonds. The mortgage indenture included a limitation on dividends covenant which became no longer operative since there are no bonds outstanding under the indenture.

Junior Subordinated (formerly Preferred Securities)

As a result of the adoption of FIN 46R, on Jan. 1, 2004, the preferred securities issued by the company were no longer recognized as a result of the deconsolidation of the funding companies established to issue the securities purchased by the trusts described below. As described below, the company issued junior subordinated debt obligations to the funding companies in connection with the issuance of the trust preferred securities. As of Mar. 31, 2004, the company has reflected the junior subordinated debt and the equity investment in the funding companies on the balance sheet. The impact of the adoption of FIN 46R for these two entities was an increase in liabilities of $20.2 million and a corresponding increase in assets. As of Dec. 31, 2003, this amount reflected the obligation associated with the preferred securities.

Under FIN 46R, the funding companies are considered to be variable interest entities in which the company is not the primary beneficiary. Rather, the capital trusts are considered to be the primary beneficiaries and thus, the trusts and not TECO Energy must consolidate the funding company. The company does not have any significant exposure to losses as a result of its involvement with the deconsolidated funding companies.

Capital Trust I

In December 2000, TECO Capital Trust I, a trust established for the sole purpose of issuing Trust Preferred Securities (TRuPS) and purchasing company preferred securities, issued 8 million shares of $25 par, 8.5% TRuPS, due 2041, with an aggregate liquidation value of $200 million. Each TRuPS represents an undivided beneficial interest in the assets of the Trust. The TRuPS represent an indirect interest in a corresponding amount of TECO Energy 8.5% junior subordinated notes due 2041. Distributions are payable quarterly in arrears on Jan. 31, Apr. 30, Jul. 31, and Oct. 31 of each year. Distributions were $4.2 million for each of the three-month periods ended Mar. 31, 2004 and 2003. For the three months ended Mar. 31, 2004, the distributions were reflected in interest expense as interest payments under the junior subordinated notes.

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

Capital Trust II

In January 2002, TECO Energy sold 17.965 million mandatorily convertible equity security units in the form of 9.5% equity units at $25 per unit resulting in $436 million of net proceeds. Each equity unit consisted of $25 in principal amount of a trust preferred security of TECO Capital Trust II, a Delaware business trust formed for the purpose of issuing these securities, with a stated liquidation amount of $25 and a contract to purchase shares of common stock of TECO Energy in January 2005 at a price per share of between $26.29 and $30.10 based on the market price at that time. If the equity units had been converted as of Mar.31, 2004, the company would have been required to issue 17.1 million shares of common stock to satisfy the mandatory conversion obligation. This is also the maximum number of shares issuable under the conversion feature. The equity units represent an indirect interest in a corresponding amount of TECO Energy 5.11% subordinated debt. The holders of these contracts are entitled to quarterly contract adjustment payments at the annualized rate of 4.39% of the stated amount of $25 per year through and including Jan. 15, 2005. Distributions were $5.7 million for each of the three-month periods ended Mar. 31, 2004 and 2003. For the three months ended Mar. 31, 2004, the distributions were reflected in interest expense as interest payments under the junior subordinated notes.

8. Common Stock

Stock-Based Compensation

TECO Energy has adopted the disclosure-only provisions of FAS 123, Accounting for Stock-Based Compensation, as amended by FAS 148, but applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its plans. Therefore, since stock options are granted with an option price greater than or equal to the fair value on the grant date, no compensation expense has been recognized for stock options granted under the 1996 Plan and the 1997 Plan. If the company had elected to recognize compensation expense for stock options based on the fair value at grant date, consistent with the method prescribed by FAS 123, net income and earnings per share would have been reduced to the pro forma amounts as follows. These pro forma amounts were determined using the Black-Scholes valuation model with weighted average assumptions as set forth below:

Pro Forma Stock-Based Compensation Expense

	Three months ended Mar. 31,
(millions, except per share amounts)	2004	2003
Net income (loss) from continuing operations
As reported	$28.7	$(20.3)
Add: Unearned compensation expense (1)	0.6	(0.9)
Less: Pro forma expense (2)	1.6	0.1

Pro forma	$27.7	$(21.3)

Net income
As reported	$2.5	$2.7
Add: Unearned compensation expense (1)	0.6	(0.9)
Less: Pro forma expense (2)	1.6	0.1

Pro forma	$1.5	$1.7

Net income (loss) from continuing operations—EPS, basic
As reported	$0.15	$(0.12)
Pro forma	$0.15	$(0.12)
Net income (loss) from continuing operations—EPS, diluted
As reported	$0.15	$(0.12)
Pro forma	$0.15	$(0.12)
Net income—EPS, basic
As reported	$0.01	$0.02
Pro forma	$0.01	$0.01
Net income—EPS, diluted
As reported	$0.01	$0.02
Pro forma	$0.01	$0.01

Assumptions
Risk-free interest rate	3.52%	4.02%
Expected lives (in years)	7	7
Expected stock volatility	32.68%	45.00%
Dividend yield	6.87%	10.40%

(1)	Unearned compensation expense reflects the compensation expense of restricted stock awards, after tax.
(2)	Compensation expense for stock options determined under the fair-value based method, after tax, and compensation expense associated with restricted stock awards.

9. Asset Impairments

In the first quarter of 2004, Litestream Technologies, LLC, an entity in which TECO Fiber, a subsidiary of TECO Solutions, holds an equity investment, was placed into bankruptcy by creditors. As a result of the bankruptcy, the company recognized a pre-tax loss of $5.5 million ($3.4 million after tax) in the three months ended Mar. 31, 2004. The loss on the equity investment in Litestream was determined using the estimated fair value of the company’s claims to net assets. In addition, a subsidiary of TECO Transport recognized a pre-tax loss of $1.2 million ($0.8 million after tax) on two barges. The loss at TECO Transport was determined based on the fair value of the contributions to the joint venture by the third party and recent sales of similar equipment. No significant events or changes in circumstances occurred during the three months ended Mar. 31, 2004 to indicate an impairment of any other long-lived assets.

At Mar. 31, 2003, TECO Energy recorded a $64.2 million after-tax charge ($104.1 million pre-tax) to reflect the impact of the cancellation of turbine purchase commitments. This represented after-tax charges of $15.3 million ($24.5 million pre-tax) at the other unregulated segment and $48.9 million ($79.6 million pre-tax) at Tampa Electric relating to installment payments made and capitalized in prior periods. As reported previously, certain turbine rights had been transferred from the other unregulated segment to Tampa Electric in 2002 for use in Tampa Electric’s generation expansion activities. These cancellations, made in April 2003, fully terminated all turbine purchase obligations for TWG and Tampa Electric.

10. Income Tax Expense

The total income tax provisions differ from amounts computed by applying the federal statutory tax rate to income before income taxes, primarily due to the recognition of non-conventional fuels tax credits, permanent reinvestment of foreign income under Accounting Principles Board Opinion No. 23, Accounting for Taxes—Special Areas, (APB 23) and other miscellaneous items as noted in the table that follows.

Effective Income Tax Rate

	Three months ended Mar. 31,
(millions)	2004	2003
Income (loss) from continuing operations before minority interest	$5.5	$(20.3)
Add: Minority interest	23.2	—
Less (1): Asset impairment charge	(3.4)	(64.4)
Gain on sale	10.6	—
Income from equity investments	9.6	—
Add (2): Income tax provision	4.2	0.7

Income from continuing operation before income taxes, including minority interest, excluding asset impairment charge, gain on sale and equity earnings for tax purposes only (1)	16.1	44.8

Income taxes on above at federal statutory rate of 35%	5.6	15.7
Increase (decrease) due to
State income tax, net of federal income tax	0.7	1.0
Amortization of investment tax credits	(0.7)	(1.1)
Permanent reinvestment-foreign income	(1.9)	(3.9)
Non-conventional fuels tax credit	—	(9.3)
AFUDC equity	(0.3)	(2.7)
Other	0.8	1.0

Total income tax provision from continuing operations (3)	$4.2	$0.7

Provision for income taxes as a percent of income from continuing operations, before income taxes	25.9%	1.6%

(1)	Excludes amounts recorded in the three months ended Mar. 31, 2004 for: a $10.6 million after-tax gain ($17.2 million pre-tax) on US Propane’s sale of its interest in Heritage Propane Partners; a $3.4 million after-tax asset impairment charge ($5.5 million pre-tax) at TECO Fiber (see Note 9); and net equity earnings of $9.6 million ($12.1 million pre-tax) associated with the Alborada (TCAE) and San José (CGE) project entities, as a result of the current interpretation of FIN 46R as it applies to long-term power purchase agreements (see Note 18). For the three months ended Mar. 31, 2003, an impairment charge of $64.2 million after tax ($104.1 million pre-tax) associated with the cancellation of turbine purchase commitments in the first quarter of 2003 is excluded.
(2)	Does not include the tax provision (benefit) associated with excluded items described above.

(3)	Total income tax provision from continuing operations of $4.2 million, plus the income tax expense on asset impairment and gain on sale of $4.5 million, agrees to the total provision for income taxes of $8.7 million as reported on the income statement for the three months ended Mar. 31, 2004. For 2003, the total income tax provision from continuing operations of $0.7 million plus the income tax benefit on the asset impairment of $40.1 million agrees to the total benefit from income taxes of $39.3 million on the income statement for the three months ended Mar. 31, 2003.

11. Discontinued Operations and Assets Held for Sale

Union and Gila River Projects

As of Dec. 31, 2003, management was committed to a plan to sell TECO Energy’s indirect ownership of the equity in or net assets of the project companies. The company expects to complete the transfer of these projects in 2004. The Union and Gila River project companies comprised part of the TWG Merchant segment until designated as assets held for sale in December 2003.

As an asset held for sale, the assets and liabilities that are expected to be transferred as part of the sale, as of Dec. 31, 2003, have been reclassified, respectively, in the balance sheet. Furthermore, the company has determined that the asset group meets the criteria of a discontinued operation. Results from operations for the Union and Gila River project companies have been reclassified to “Discontinued operations” for all periods presented. For the three months ended Mar. 31, 2003, the project entities were development stage companies. The following table provides selected components of discontinued operations for the asset group.

Components of income from discontinued operations – Union and Gila River Project Companies

	Three months ended Mar. 31,
(millions)	2004	2003
Revenues	$59.3	$—
(Loss) income from operations	(19.6)	—
(Loss) income before provision for income taxes	(39.0)	1.1
(Benefit) provision for income taxes	(13.6)	0.3
Net (loss) income from discontinued operations	$(25.4)	$0.8

Due to the fact that the Union and Gila River projects are classified as discontinued operations, depreciation expense is no longer recognized and reported, in accordance with FAS 144. The amount of depreciation that would have been recognized for the three months ended Mar. 31, 2004, if not classified as discontinued operations, is $12.7 million.

The following table provides a summary of the carrying amounts of the significant assets and liabilities reported in the combined current and non-current “Assets held for sale” and “Liabilities associated with assets held for sale” line items:

Assets held for sale—Union and Gila River Project Companies

(millions)	Mar. 31, 2004	Dec. 31, 2003
Current assets	$106.8	$72.9
Net property, plant and equipment	1,363.4	1,367.9
Other investments	676.1	676.1
Other non-current assets	22.6	23.7

Total assets held for sale	$2,168.9	$2,140.6

Liabilities associated with assets held for sale—Union and Gila River Project Companies

(millions)	Mar. 31, 2004	Dec. 31, 2003
Current liabilities	$159.5	$94.0
Long-term debt, non-recourse:
Secured facility note(1)(2)	1,395.0	1,395.0
Financing facility note	676.1	676.1
Other non-current liabilities	(12.9)	21.7

Total liabilities associated with assets held for sale	$2,217.7	$2,186.8

(1)	As defined in the legal documents.
(2)	This debt is classified as a current liability.

Other transactions

As of Mar. 31, 2004, the company completed several divestitures including: the sale of Prior Energy in February 2004; the sale of TECO BGA, Inc. (formerly a component of TECO Energy Services) in January 2004; and the sale of Hardee Power Partners, Ltd. (HPP) and substantially all of the net assets of TECO Gas Services in the third quarter of 2003. In December 2002, the company sold TECO Coalbed Methane, which gave rise to a pre-tax gain in the first quarter of 2003 of $38.7 million ($23.5 million after-tax). For all periods presented, the results of operations for TECO Coalbed Methane, Prior Energy and TECO Gas Services have been reclassified to “Discontinued operations”.

Below is a table which provides selected components of discontinued operations for transactions other than the Union and Gila River projects (TPGC) transaction:

Components of income from discontinued operations—Other

	Three months ended Mar. 31,
(millions)	2004	2003
Revenues	$—	$6.8
(Loss) income from operations	(1.2)	0.3
Gain on sale	0.3	38.7
(Loss) income before provision for income taxes (1)	(1.3)	38.5
(Benefit) provision for income taxes	(0.5)	15.2
Net (loss) income from discontinued operations (1)	$(0.8)	$23.3

(1)	Includes internal financing costs, allocated prior to discontinued operations designation. Internally allocated costs for the three months ended Mar. 31, 2004 and 2003, were at pre-tax rates of 8%, based on the average investment in each subsidiary.

The following table provides a summary of the carrying amounts of the significant assets and liabilities reported in the combined current and non-current “Assets held for sale” and “Liabilities associated with assets held for sale” line items for all other transactions, excluding the Union and Gila River projects, as described above:

Assets held for sale—Other

(millions)	Mar. 31, 2004	Dec. 31, 2003
Current assets	$0.2	$96.5
Net property, plant and equipment	3.3	1.5
Other non-current assets	—	8.2

Total assets held for sale	$3.5	$106.2

Liabilities associated with assets held for sale—Other

(millions)	Mar. 31, 2004	Dec. 31, 2003
Current liabilities	$0.4	$55.4
Other non-current liabilities	0.1	—

Total liabilities associated with assets held for sale	$0.5	$55.4

12. Comprehensive Income

TECO Energy reported the following comprehensive income (loss) for the three months ended Mar. 31, 2004 and 2003, related to changes in the fair value of cash flow hedges, foreign currency adjustments and adjustments to the minimum pension liability associated with the company’s supplemental executive retirement plan:

Comprehensive Income (Loss)

(millions) Three months ended Mar. 31,	Gross	Tax	Net
2004
Unrealized (loss) on cash flow hedges (1)	$(5.6)	$(1.1)	$(4.5)
Less: Loss reclassified to net income	2.0	1.0	1.0

(Loss) on cash flow hedges	(3.6)	(0.1)	(3.5)

Foreign currency adjustments	—	—	—

Total other comprehensive income	$(3.6)	$(0.1)	$(3.5)

2003
Unrealized gain on cash flow hedges (1)	$3.4	$1.6	$1.8
Less: (Gain) reclassified to net income	(18.7)	(7.2)	(11.5)

(Loss) on cash flow hedges	(15.3)	(5.6)	(9.7)

Foreign currency adjustments	0.8	—	0.8

Total other comprehensive income (loss)	$(14.5)	$(5.6)	$(8.9)

(1)	Amounts include interest rate swaps at the project companies designated as cash flow hedges at TPGC, which was consolidated effective April 1, 2003 as a result of the termination of the partnership. Prior to April 1, 2003, only the company’s proportionate share of its equity investee’s comprehensive loss was included.

13. Employee Postretirement Benefits

Effective Jan. 1, 2004, TECO Energy adopted FAS 132R (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88 and 106, with no material effect. Included in the table below is the periodic pension (benefit) expense for pension benefits and other postretirement benefits offered by the company. No significant changes have been made to these benefit plans since Dec. 31, 2003.

Pension Expense (Benefit)

(millions) Three months ended Mar. 31,	Pension Benefits		Other Postretirement Benefits
	2004	2003	2004	2003
Components of net periodic benefit expense
Service cost (benefits earned during the period)	$4.3	$3.6	$1.2	$1.0
Interest cost on projected benefit obligations	8.2	7.7	3.0	3.1
Expected return on assets	(9.8)	(10.5)	—	—
Amortization of:
Transition obligation (asset)	(0.3)	(0.3)	0.7	0.7
Prior service cost (benefit)	(0.1)	(0.1)	0.5	0.5
Actuarial (gain) loss	0.7	0.3	0.4	0.4

Pension expense	3.0	0.7	5.8	5.7
Special termination benefit charge	3.2	—	—	—
Additional amounts recognized	0.3	—	—	0.1

Net pension expense recognized in the
TECO Energy Consolidated Statements of Income	$6.5	$0.7	$5.8	$5.8

For the fiscal 2004 plan year, TECO Energy assumed an expected long-term return on plan assets of 8.75%. During 2004, the company expects to contribute approximately $14 million to the pension plans. This contribution is due by Sep. 15, 2004.

14. Earnings Per Share

For the three months ended Mar. 31, 2004 and 2003, unexercised stock options for 6.3 million shares and 6.6 million shares, respectively, were excluded from the computation of diluted earnings per share due to their antidilutive effect. Additionally, 14.9 million common shares issuable under the purchase contract associated with the mandatorily convertible equity units issued in January 2002 were also excluded from the computation of diluted earnings per share for each of the three months ended Mar. 31, 2004 and 2003, due to their antidilutive effect.

Earnings Per Share

(millions, except per share amounts)	Three months ended Mar. 31,
	2004	2003
Numerator
Net income (loss) from continuing operations, basic and diluted	$28.7	$(20.3)
Discontinued operations, net of tax	(26.2)	24.1
Cumulative effect of a change in accounting principle, net	—	(1.1)

Net income, basic	2.5	2.7
Effect of contingent performance shares	(0.4)	—

Net income, diluted	$2.1	$2.7

Denominator
Average number of shares outstanding—basic	188.0	175.9
Plus: Incremental shares for assumed conversions:
Stock options at end of period and contingent performance shares	2.5	—
Less: Treasury shares which could be purchased	(1.9)	—

Average number of shares outstanding—diluted	188.6	175.9

Earnings per share from continuing operations
Basic	$0.15	$(0.12)
Diluted	$0.15	$(0.12)
Earnings per share from discontinued operations, net
Basic	$(0.14)	$0.14
Diluted	$(0.14)	$0.14
Earnings per share
Basic	$0.01	$0.02
Diluted	$0.01	$0.02

15. Segment Information

TECO Energy is an electric and gas utility holding company with significant diversified activities. Segments are determined based on how management evaluates, measures and makes decisions with respect to the operations of the entity. The management of TECO Energy reports segments based on each subsidiary’s contribution of revenues, net income and total assets, as required by FAS 131, Disclosures about Segments of an Enterprise and Related Information. All significant intercompany transactions are eliminated in the consolidated financial statements of TECO Energy, but are included in determining reportable segments.

As more fully described in Note 1, in 2003, the company revised internal reporting information for the purpose of evaluating, measuring and making decisions with respect to the components which previously comprised the TECO Power Services operating segment. The revised operating segment, TWG Merchant, is comprised of all merchant operations. The non-merchant components are now included in Other Unregulated operations.

The information presented in the following table excludes all discontinued operations. See Note 11 for additional details of the components of discontinued operations.

Segment Information (1)

(millions) Three months ended Mar. 31,	Tampa Electric		Peoples Gas	TWG Merchant	TECO Transport		TECO Coal	Other Unregulated		Elimination & Other	TECO Energy
2004
Revenues—outsiders	$370.1		$117.8	$15.0	$40.8		$78.7	$19.4		$0.5	$642.3
Sales to affiliates	0.8		—	—	16.8		—	2.0		(19.6)	—

Total revenues	370.9		117.8	15.0	57.6		78.7	21.4		(19.1)	642.3
Depreciation	45.1		8.4	3.4	5.4		9.0	0.8		—	72.1
Interest charges(2)	24.8		3.8	14.4	1.1		2.3	4.6		37.6	88.6
Provision (benefit) for taxes(3)	13.7		8.0	(10.7)	0.4		8.2	4.6		(15.5)	8.7
Net income (loss) from continuing operations	$23.9		$12.8	$(18.7)	$1.1	(4)	$15.4	$18.7	(4)	$(24.5)	$28.7

2003
Revenues—outsiders	$341.1		$126.9	$19.2	$36.8		$75.5	$52.2		$0.1	$651.8
Sales to affiliates	1.0		—	—	28.2		—	19.1		(48.3)	—

Total revenues	342.1		126.9	19.2	65.0		75.5	71.3		(48.2)	651.8
Depreciation	46.0		8.4	2.8	5.3		8.3	4.2		—	75.0
Interest charges(2)	19.2		3.9	9.5	1.1		1.1	10.7		18.9	64.4
(Benefit) provision for taxes(3)	(11.8)		7.5	(6.9)	2.5		(41.3)	(6.3)		16.9	(39.4)
Net (loss) income from continuing operations	$(9.0	)(5)	$11.9	$(11.8)	$4.6		$25.7	$(2.2	)(5)	$(39.5)	$(20.3)

At Mar. 31, 2004
Goodwill, net	$—		$—	$—	$—		$—	$71.2		$—	$71.2
Investment in unconsolidated affiliates	—		—	159.9	3.0		—	267.0	(6)	20.2	450.1
Other non-current investments	—		—	—	—		—	12.0		—	12.0
Total assets	$4,122.2		$645.5	$3,552.1	$306.1		$355.7	$589.9	(6)	$654.1	$10,225.6

At Dec. 31, 2003
Goodwill, net	$—		$—	$—	$—		$—	$71.2		$—	$71.2
Investment in unconsolidated affiliates	—		—	158.9	—		—	184.6		—	343.5
Other non-current investments	—		—	—	—		—	16.5		—	16.5
Total assets	$4,178.6		$651.5	$3,504.4	$315.8		$340.8	$851.2		$620.0	$10,462.3

(1)	From continuing operations. All periods have been adjusted to reflect the reclassification of results from operations to discontinued operations for: the Union and Gila River projects (formerly part of TWG Merchant); and Prior Energy and substantially all of TECO Gas Services (formerly part of Other Unregulated). The prior period reflects reclassifications, as necessary, to present amounts on a comparable basis to the current period.
(2)	Segment net income is reported on a basis that includes internally allocated financing costs. Internally allocated costs for 2004 and 2003 were at pre-tax rates of 8%, based on the average investment in each subsidiary.
(3)	Taxes have been allocated, for segment reporting purposes, to TWG Merchant based on the weighted-average tax rates of the TWG Merchant components.
(4)	2004 net income includes an $0.8 million after-tax asset impairment recorded at TECO Transport, and the Other Unregulated segment’s net income includes a $10.6 million after-tax gain on the sale of TECO Energy’s interest in its propane business partially offset by a $3.4 million after-tax asset impairment at TECO Solutions.
(5)	2003 net income includes after-tax charges for turbine purchase cancellations of $48.9 million and $15.3 million, respectively, at Tampa Electric and Other Unregulated companies.
(6)	As of Jan. 1, 2004, in accordance with FIN 46R, the San José and Alborada project entities were deconsolidated, and are accounted for using the equity method of accounting with net assets included in the balance sheet as an “Investment in unconsolidated affiliates” (see Note 18).

16. Commitments and Contingencies

Capital Expenditures

TECO Energy has made certain commitments in connection with its continuing capital expenditure program. At Mar. 31, 2004, the estimated capital expenditures for the full year 2004 are approximately $274 million, and are summarized below. These estimated expenditures will be offset by proceeds from asset and business sales of approximately $183 million, including the sale of interests in TECO Coal synfuel assets of $101 million, of which $35 million is expected to be restricted cash; the sale of Prior Energy’s assets of $30 million; and the sale of TPV’s interest in Heritage Propane Partners of $49 million.

Forecasted Full-Year Capital Investments

(millions)	Estimated 2004
Tampa Electric	$183
Peoples Gas	40
TECO Wholesale Generation	4
TECO Transport	20
TECO Coal	21
Other	6

Total capital expenditures	274
Less: proceeds from asset sales	(183)
Plus: net cash reduction from deconsolidation	23
Other investment and restricted cash related	(8)

Net capital investments	$106

Legal Contingencies

TM Delmarva Power Arbitration and Related Proceeding

A dispute resulting in an arbitration proceeding was brought against a TWG subsidiary, TM Delmarva Power, L.L.C. (TMDP), by the non-equity member, NCP of Virginia, L.L.C. (NCP), in the Commonwealth Chesapeake Project (CCC). The arbitration panel, in a 2-to-1 decision, found in favor of NCP and issued an interim award on Dec. 17, 2002 and, after several briefing cycles and a reopened hearing, issued its final award in September 2003.

Under the award, TMDP is obligated to acquire NCP’s voting and other rights, pay NCP interest on the deemed acquisition price from a pre-determined date, and pay NCP’s legal fees as prescribed under the final award. The forced acquisition created a pre-tax loss, recorded in the third quarter of 2003, of $32.0 million, representing the excess of the purchase price over the fair value of the interests acquired. TMDP is seeking to vacate the arbitration award in the U.S. District Court for the District of Columbia and has not yet paid the amount of the award. As of Mar. 31, 2004, the company has reserved, but not yet paid, for the full $47.9 million, representing the maximum payment obligation for the award plus accrued interest. The vacatur proceeding is still pending, and is expected to be completed in the second half of 2004.

Following a letter from the non-equity member raising issues that are related to the subject of the arbitration proceeding, the Securities and Exchange Commission has requested information in connection with an informal inquiry. The company is in the process of responding to that request and intends to cooperate fully.

Other Actions

In March 2001, TWG (under its former name of TECO Power Services) was served with a lawsuit filed in the Circuit Court for Hillsborough County by a Tampa-based firm called Grupo Interamerica, LLC. (“Grupo”) in connection with a potential investment in a power project in Colombia in 1996. Grupo alleges, among other things, that TWG breached an oral contract with Grupo that would have allowed Grupo to acquire up to a 20-percent interest in the Colombian wholesale generation project when TWG declined to invest in such project. Grupo is seeking damages equal to the net present value of the value of 20 percent of the project over its life. TWG disputes the allegations and denies liability since any understanding made regarding the investment in the project was subject to TECO Energy Board approval which was not obtained. A trial date has been set in September 2004.

Three lawsuits have been filed in the Circuit Court in Hillsborough County against Tampa Electric, in connection with the location of transmission structures in certain residential areas, by residents in the areas surrounding the structures. The high-voltage power lines are needed by Tampa Electric to move electricity to the northwest part of its service territory where population growth has been experienced. The residents are seeking to remove the poles or to receive monetary damages. Tampa Electric has sought input from the community to determine the feasibility of alternate routes or structures or some combination.

From time to time TECO Energy and its subsidiaries are involved in various other legal, tax, and regulatory proceedings before various courts, regulatory commissions, and governmental agencies in the ordinary course of its business. Where appropriate, accruals are made in accordance with FAS 5, Accounting for Contingencies, to provide for matters that are probable of resulting in an estimable, material loss. While the outcome of such proceedings is uncertain, management does not believe that the ultimate resolution of pending matters will have a material adverse effect on the company’s results of operations or financial condition.

Superfund and Former Manufactured Gas Plant Sites

Tampa Electric Company, through its Tampa Electric and Peoples Gas divisions, is a potentially responsible party for certain superfund sites and, through its Peoples Gas division, for certain former manufactured gas plant sites. While the joint and several liability associated with these sites presents the potential for significant response costs, as of Mar. 31, 2004, Tampa Electric Company has estimated its ultimate financial liability to be approximately $19 million, and this amount has been accrued in the company’s financial statements. The environmental remediation costs associated with these sites, which are expected to be paid over many years, are not expected to have a significant impact on customer prices.

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

Long Term Commitments

Affiliates of TECO Transport have two operating leases with an aggregate value of about $100 million as a result of sale-leaseback transactions entered into in 2001 and 2002 that provided for a cross-default in the event TECO Energy or any of its affiliates defaulted in the payment of certain obligations. The failure of Union and Gila River project companies to make interest payments on the non-recourse project debt could have resulted in a cross-default entitling the lessors to terminate the leases and recover certain amounts. In March 2004, the affiliates of TECO Transport and the lessors executed amendments to the leases that eliminated this possible cross-default.

Guarantees and Letters of Credit

On Jan. 1, 2003, TECO Energy adopted the prospective initial measurement provisions for certain types of guarantees, in accordance with FASB Interpretation No. (FIN) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34). Upon issuance or modification of a guarantee after Jan. 1, 2003, the company must determine if the obligation is subject to either or both of the following:

•	Initial recognition and initial measurement of a liability; and/or

•	Disclosure of specific details of the guarantee.

Generally, guarantees of the performance of a third party or guarantees that are based on an underlying variable (where such a guarantee is not a derivative subject to FAS 133) are likely to be subject to the recognition and measurement, as well as the disclosure provisions, of FIN 45. Such guarantees must initially be recorded at fair value, as determined in accordance with the interpretation.

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

A summary of the face amount or maximum theoretical obligation under TECO Energy’s letters of credit and guarantees as of Mar. 31, 2004 are as follows:

Letters of Credit and Guarantees

Letters of Credit and Guarantees for the Benefit of (millions)	2004	2005	2006- 2008	After 2008	Total	Liabilities Recognized at Mar. 31, 2004
Tampa Electric
Letters of credit	$—	$—	$—	$0.9	$0.9	$—
Guarantees:
Fuel purchase/energy management (1)	—	—	—	20.0	20.0	5.5

	—	—	—	20.9	20.9	5.5

TECO Wholesale Generation
Letters of credit	1.2	—	—	—	1.2	—
Guarantees:
Tax related	—	—	—	1.3	1.3	—
Fuel purchase/energy management (1)	10.0	—	—	159.5	169.5	8.5
Construction/investment related	5.0	—	—	—	5.0	—

	16.2	—	—	160.8	177.0	8.5

TECO Transport
Letters of credit	—	—	—	1.5	1.5	—

TECO Coal
Letters of credit	—	—	—	20.0	20.0	—
Guarantees: Fuel purchase related (1)	—	—	—	1.5	1.5	1.1

	—	—	—	21.5	21.5	1.1

Other unregulated subsidiaries
Letters of credit	11.5	—	4.7	4.3	20.5	—
Guarantees:
Debt related	—	—	—	24.8	24.8	8.5
Tax related	—	—	—	2.5	2.5	—
Fuel purchase/energy management (1)	3.8	—	—	14.7	18.5	—

	15.3	—	4.7	46.3	66.3	8.5

Total	$31.5	$—	$4.7	$251.0	$287.2	$23.6

(1)	These guarantees renew annually and are shown on the basis that they will continue to renew beyond 2008. The amounts shown are the maximum theoretical amount guaranteed under current agreements. Liabilities recognized represent the associated obligation of TECO Energy under these agreements at Mar. 31, 2004. The obligations under these letters of credit and guarantees include net accounts payable and net derivative liabilities.

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

TECO Energy is unable to estimate the maximum potential future exposure under these clauses because the events that would obligate TECO Energy have not occurred or, if such event has occurred, TECO Energy has not been notified of any occurrence. As claims are made or changes in laws or regulations indicate, an amount related to the indemnification is reflected in the financial statements.

Financial Covenants

A summary of TECO Energy’s significant financial covenants as of Mar. 31, 2004 is as follows:

TECO Energy Significant Financial Covenants

(millions) Instrument	Financial Covenant (1)	Requirement/Restriction	Calculation at Mar. 31, 2004
Tampa Electric
PGS senior notes	EBIT/interest (2) Restricted payments Funded debt/capital Sale of assets	Minimum of 2.0 times Shareholder equity at least $500 Cannot exceed 65% Less than 20% of total assets	3.2 times $1,656 49.4% —%
Credit facility	Debt/capital EBITDA/interest (2) Restriction on distributions (3)	Cannot exceed 60% Minimum of 2.5 times Limit on cumulative distributions and outstanding affiliate loans	48.8% 5.5 times $487 unrestricted
6.25% senior notes	Debt/capital	Cannot exceed 60%	48.8%
	Limit on liens	Cannot exceed $787	$287
TECO Energy
$350 million credit facility	Debt/capital	Cannot exceed 65%	61.9%
$20.6 million Merrill credit facility (4)	Debt/capital	Cannot exceed 65%	54.0% (5)
$380 million note indenture	Limit on restricted payments (6)	Cumulative operating cash flow in excess of 1.7 times interest	$311 unrestricted
	Limit on liens assets	Cannot exceed 5% of tangible assets	$227 unrestricted
	Limit on indebtedness	Interest coverage at least 2.0 times	2.4 times
$300 million note indenture	Limit on liens	Cannot exceed 5% of tangible assets	$227 unrestricted
Union and Gila River project guarantees (7)	Debt/capital EBITDA/interest (2)	Cannot exceed 65% Minimum of 3.0 times	61.9% 2.1(8)
TECO Diversified
Energy management services agreement guarantee	Consolidated tangible net worth	Minimum of $200	$540
	Consolidated funded debt	Cannot exceed 60%	19.6%
Coal supply agreement guarantee	Dividend restriction	Net worth not less than $200 or $386 (40% of tangible net assets)	$540

(1)	As defined in each applicable instrument.
(2)	EBIT generally represents earnings before interest and taxes. EBITDA generally represents EBIT before depreciation and amortization. However, in each circumstance, the term is subject to the definition prescribed under the relevant legal agreements.
(3)	Limits cumulative distributions after Oct. 31, 2003 and outstanding affiliate loans to an amount representing an accumulation of net income after May 31, 2003 and capital contributions from the parent after Oct. 31, 2003, plus $450 million.
(4)	This credit facility, if drawn upon, can limit payment of dividends each quarter to $40 million, unless the company provides the lender with satisfactory liquidity projections demonstrating the company’s ability to pay both the dividends contemplated and each of the three quarterly dividends next scheduled to be paid. In April 2004, the company elected to not renew this credit facility.
(5)	As a result of an amendment in December 2003, this covenant is not impacted by any write-down or write-off of the value of assets owned by TWG or the equity interests in TWG. In April 2004, the company elected to not renew this credit facility.
(6)	The limitation on restricted payments restricts the company from paying dividends or making distributions or certain investments unless there is sufficient cumulative operating cash flow, as defined, in excess of 1.7 times interest to make such distribution or investment. The operating cash flow and restricted payments are calculated on a cumulative basis since the issuance of the 10.5% Notes in the fourth quarter of 2002. This calculation, at Mar. 31, 2004, reflects the amount accumulated since the issuance of the notes and available for future restricted payments.
(7)	Includes the Construction Undertaking Guarantees related to the Union and Gila River projects.

(8)	The Construction Undertaking Guarantees permit TECO Energy to terminate its obligations thereunder, including the requirement to comply with the covenants, by providing a Substitute Guarantor reasonably satisfactory to the lending group. On Sept. 22, 2003, TECO Energy tendered a Substitute Guarantor, which it believes satisfied the requirements of the Construction Undertaking Guarantees. The lending group declined to accept this tender as being satisfactory. TECO Energy has the right to assert that the Construction Undertaking Guarantees are terminated in the event that the lending group seeks to exercise its remedies based on a violation of the EBITDA-to-interest coverage ratio covenant.

17. Mergers, Acquisitions and Dispositions

Synthetic Fuel Facilities

Effective Apr. 1, 2003, TECO Coal sold a 49.5-percent effective interest in its synthetic fuel production facilities located at its operations in eastern Kentucky. No significant gain or loss was recognized at the time of the sale. The company, through its various affiliates, will provide feedstock supply, and operating, sales and management services to the buyer through 2007, the current expiry date for the related Section 29 credit for which the production qualifies. Because the transaction was structured on a “pay-as-you-go” basis typical of similar transactions in the industry, TECO Coal received no significant cash at the time of sale. On Oct. 31, 2003, TECO Coal received a PLR from the Internal Revenue Service (IRS) that resolved any uncertainty related to the previous sale of the 49.5-percent effective interest in its synthetic fuel facilities; and confirmed that synthetic fuel produced by TECO Coal is eligible for Section 29 credits and that its testing procedures are in compliance with the requirements of the IRS.

Prior Energy

Effective Feb. 1, 2004, a subsidiary of TECO Energy completed the sale of Prior Energy, a natural gas management company serving customers in the southeast and south-central area of the United States, for net proceeds of approximately $30 million. This sale did not give rise to a material gain or loss to the company. The results of operations for Prior Energy are included in discontinued operations for all periods presented (see Note 11).

18. Variable Interest Entities

The equity method of accounting is generally used to account for significant investments in partnership arrangements in which TECO Energy or its subsidiary companies do not have a majority ownership interest or exercise control. On Jan. 17, 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, which imposes a new approach in determining if a reporting entity should consolidate certain legal entities, including partnerships, limited liability companies, or trusts, among others, collectively defined as variable interest entities or VIEs. On Dec. 24, 2003, the FASB published a revision to FIN 46 (FIN 46R), to clarify some of the provisions of FIN 46 and exempt certain legal entities from its requirements.

Under FIN 46R, a legal entity is considered a VIE, with some exemptions if specific criteria are met, if it does not have sufficient equity at risk to finance its own activities without relying on financial support from other parties. Additional criteria must be applied to determine if this condition is met or if the equity holders, as a group, lack any one of three stipulated characteristics of a controlling financial interest. If the legal entity is a VIE, then the reporting entity determined to be the primary beneficiary of the VIE must consolidate it. Even if a reporting entity is not obligated to consolidate a VIE, then certain disclosures must be made about the VIE if the reporting entity has a significant variable interest. TECO Energy adopted the provisions of FIN 46R to all VIEs that previously were subject to certain previously issued special purpose entity, or SPE, accounting pronouncements as of Oct. 1, 2003 with no material impact. For all other VIEs, TECO Energy adopted the provisions of FIN 46R as of Jan. 1, 2004. The impact of the adoption of FIN 46R as of Jan. 1, 2004 is described below for each specific instance in which an entity was determined to be a VIE.

Funding Companies / Capital Trusts

In November 2000 and January 2002, respectively, TECO Energy established TECO Funding I, LLC and TECO Funding II, LLC. These limited liability companies are wholly-owned subsidiaries of TECO Energy. These companies sold preferred securities to Capital Trust I and Capital Trust II, respectively (see Note 7 for additional details of the activities of the trusts). The Funding companies used the proceeds to purchase subordinated notes from TECO Energy. The subordinated notes are not secured by specific assets of the company. The terms of these notes are similar to the terms of the preferred securities. The funding companies are considered VIEs in accordance with FIN 46R. Management does not believe the company has any material exposure to losses as a result of its involvement with TECO Funding I and II. In accordance with the guidance under FIN 46R, management has concluded that the company is not the primary beneficiary of the funding companies. Accordingly, the company deconsolidated each entity as of Jan. 1, 2004. Funding I and Funding II are presented in the balance sheet using the equity method of accounting. The junior subordinated obligation recognized on the balance sheet is associated with the trust preferred securities. The impact of the adoption of FIN 46R for Funding I and Funding II was an increase in liabilities of $20.2 million and a corresponding increase in assets.

Pike Letcher Synfuel

Pike Letcher Synfuel, LLC was established as part of the Apr. 1, 2003 sale of TECO Coal’s synthetic fuel production facilities. See Note 17 for additional details regarding the terms of the sale and purpose of the entity. Management has concluded that Pike Letcher Synfuel is a VIE. TECO Energy’s maximum loss exposure in this entity is its equity investment of approximately $10.9 million and potential losses related to the production costs for the future production of synthetic fuel, in the event that such production creates Section 29 non-conventional fuel tax credits in excess of TECO Energy’s or the other buyer’s capacity to generate sufficient taxable income to use such credits. In accordance with the guidance under FIN 46R, management has concluded that the company is the primary beneficiary, as of Mar. 31, 2004, of the synthetic fuel production facility. Accordingly, the company continued to consolidate the entity upon the adoption of FIN 46R.

TECO Transport

TECO Transport entered into two separate sale-leaseback transactions for certain vessels which were recognized as sales in December 2001 and December 2002, and are currently recognized as operating leases for the assets. The sale-leaseback transactions were entered into with separate third parties via two trusts that the company believes meet the definition of a VIE. TECO Transport currently leases two ocean-going tugboats, four ocean-going barges, five river towboats and 49 river barges through these two trusts. The estimated maximum loss exposure faced by TECO Transport is the incremental cost of obtaining suitable equipment to meet the company’s contractual shipping obligations. In accordance with the guidance under FIN 46R, management has concluded that the company is not the primary beneficiary of the lessor trusts. Accordingly, the company continued to record only the impacts of the operating leases and any other required cash contributions.

TECO Properties

TECO Properties formed a limited liability company with a project developer which meets the definition of a VIE. Hernando Oaks, LLC was formed by TECO Properties and the Pensacola Group to buy and develop 627 acres of land in Hernando County, Florida into a residential golf community comprised of an 18-hole golf course and 975 single-family lots for sale to homebuilders. The company provided subordinated financial support in the form of a guarantee on behalf of the limited liability company and determined that it is the primary beneficiary of Hernando Oaks. The company consolidated Hernando Oaks, LLC as of Jan. 1, 2004, resulting in an increase in assets of $18.5 million and a corresponding increase in liabilities.

TECO AGC

A subsidiary of TECO Solutions formed a partnership to construct, own and operate a water cooling plant to produce and distribute chilled water to customers via a local distribution loop primarily for use in air conditioning systems. The partnership, TECO AGC, Ltd., meets the definition of a VIE. The company is the primary beneficiary, in accordance with FIN 46R, due to the subordinated financing and other funding of $3.3 million provided to the partnership as of Dec. 31, 2003, in addition to the company’s equity investment. This note receivable from the partnership is collateralized by the assets in the partnership. The company consolidated TECO AGC, Ltd. as of Jan. 1, 2004 with no material increase in assets or liabilities.

San José and Alborada

In 1995, a subsidiary of the company undertook the construction of the Alborada power station in Guatemala and obtained a power purchase agreement (PPA) with EEGSA, a utility in Guatemala. Under the terms of the contract, EEGSA purchases the full capacity of the plant for 15 years and has granted TCAE, the owner of the Alborada power plant, the right to extend the contract for five additional years. As a result of the terms of the PPA and the current interpretations of FIN 46R, management has concluded that TCAE, the entity that owns the power plant, is a VIE. The terms of the PPA are such that management believes that EEGSA is the primary beneficiary. Accordingly, the company has deconsolidated the project company (TCAE). At Mar. 31, 2004, TCAE is accounted for using the equity method of accounting. The deconsolidation resulted in the removal of $25.0 million of debt and $15.1 million of net assets from the balance sheet, and $5.1 million of revenues and $4.1 million of income from operations in the income statement. The full results of TCAE are included within the “Income from equity investments” line item in the income statement. The net assets of TCAE are included in the balance sheet as an “Investment in unconsolidated affiliates”.

In 1998, a subsidiary of the company undertook the construction of the San José power station in Guatemala and obtained a power purchase agreement (PPA) with EEGSA, a utility in Guatemala. Under the terms of the contract, EEGSA purchases the full capacity of the plant for 15 years and has granted CGE, the owner of the San José power plant, the right to extend the contract for five additional years. As a result of the terms of the PPA and the current interpretations of FIN 46R, management has concluded that CGE, the entity that owns the power plant, is a VIE. The terms of the PPA are such that management believes that EEGSA is the primary beneficiary. Accordingly, the company has deconsolidated the project company (CGE). At Mar. 31, 2004, CGE is accounted for using the equity method of accounting. The deconsolidation resulted in the removal of $65.5 million of debt and $106.6 million of net assets from the balance sheet, and $18.7 million of revenues and $10.1 million of income from operations in the income statement. The full results of CGE are included within the “Income from equity investments” line item in the income statement. The net assets of CGE are included in the balance sheet as an “Investment in unconsolidated affiliates”.

Hardee Power Partners, Ltd. (HPP)

In 1992, a subsidiary of the company (HPP) undertook the construction of the Hardee power plant in central Florida. The plant was designed to provide peaking capacity to two utility customers, including Tampa Electric. The two utility customers each have a 20 year PPA with HPP. Under the terms of the PPA, the customers pay for capacity and, if required, the delivery of electricity. Effective Sep. 30, 2003, the company sold its interest in HPP to an affiliate of Invenergy LLC and GTCR Golder Rauner LLC. Under FIN 46R, the company is required to make an exhaustive effort to obtain sufficient information to determine if (1) HPP is a VIE and (2) which holder of variable interests is the primary beneficiary. The new owners of HPP have indicated that they will not provide the necessary information, have no obligation to provide such information to the company and the required information is not available publicly. As a result, the company is unable to determine if (1) HPP is a VIE and (2) if so, which variable interest holder, if any, is the primary beneficiary. The maximum exposure for the company is the ability to purchase electricity under the terms of the PPA with HPP at rates unfavorable to the wholesale market. For a description and measure of the purchases of electricity under the HPP PPA, see Note 1—Purchased Power.

TAMPA ELECTRIC COMPANY

In the opinion of management, the unaudited consolidated financial statements include all adjustments that are of a recurring nature and necessary to present fairly the financial position of Tampa Electric Company as of Mar. 31, 2004 and Dec. 31, 2003, and the results of operations and cash flows for the three-month periods ended Mar. 31, 2004 and 2003. The results of operations for the three-month periods ended Mar. 31, 2004 are not necessarily indicative of the results that can be expected for the entire fiscal year ending Dec. 31, 2004. References should be made to the explanatory notes affecting the consolidated financial statements contained in Tampa Electric Company’s Annual Report on Form 10-K for the year ended Dec. 31, 2003 and to the notes on pages 35 to 43 of this report.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page No.
Consolidated Balance Sheets, Mar. 31, 2004 and Dec. 31, 2003	30-31
Consolidated Statements of Income for the three-month periods ended Mar. 31, 2004 and 2003	32
Consolidated Statements of Comprehensive Income for the three-month periods ended Mar. 31, 2004 and 2003	33
Consolidated Statements of Cash Flows for the three-month periods ended Mar. 31, 2004 and 2003	34
Notes to the Consolidated Financial Statements	35-43

TAMPA ELECTRIC COMPANY

Consolidated Balance Sheets

Assets (millions)	Mar. 31, 2004 Unaudited	Dec. 31, 2003
Property, plant and equipment
Utility plant in service
Electric	$4,708.0	$4,693.5
Gas	784.7	778.2
Construction work in progress	119.6	470.0

Property, plant and equipment, at original costs	5,612.3	5,941.7
Accumulated depreciation	(1,481.3)	(1,808.2)

	4,131.0	4,133.5
Other property	3.5	3.7

Total property, plant and equipment	4,134.5	4,137.2

Current assets
Cash and cash equivalents	19.3	33.6
Receivables, less allowance for uncollectibles of $1.2 million and $1.1 million at Mar. 31, 2004 and Dec. 31, 2003, respectively	183.6	186.0
Inventories
Fuel, at average cost	63.0	71.2
Materials and supplies	43.9	43.8
Prepayments and other	22.8	22.8

Total current assets	332.6	357.4

Deferred debits
Deferred income taxes	134.4	133.5
Unamortized debt expense	21.8	23.2
Regulatory assets	157.2	188.3
Other	1.7	0.1

Total deferred debits	315.1	345.1

Total assets	$4,782.2	$4,839.7

The accompanying notes are an integral part of the consolidated financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Balance Sheets—continued

Liabilities and Capital (millions)	Mar. 31, 2004 Unaudited	Dec. 31, 2003
Capital
Common stock	$1,376.8	$1,376.8
Retained earnings	278.8	274.9

Total capital	1,655.6	1,651.7
Long-term debt, less amount due within one year	1,519.1	1,590.9

Total capitalization	3,174.7	3,242.6

Current liabilities
Long-term debt due within one year	5.3	6.1
Notes payable	50.0	—
Accounts payable	148.3	167.9
Customer deposits	103.5	101.4
Interest accrued	29.0	26.7
Taxes accrued	48.7	82.9

Total current liabilities	384.8	385.0

Deferred credits
Deferred income taxes	483.5	474.5
Investment tax credits	21.8	22.6
Regulatory liabilities	564.1	560.2
Other	153.3	154.8

Total deferred credits	1,222.7	1,212.1

Total liabilities and capital	$4,782.2	$4,839.7

The accompanying notes are an integral part of the consolidated financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Statements of Income

Unaudited

	Three months ended Mar. 31,
(millions)	2004	2003
Revenues
Electric (includes franchise fees and gross receipts taxes of $15.7 million in 2004 and $13.9 million in 2003)	$370.8	$341.9
Gas (includes franchise fees and gross receipts taxes of $5.1 million in 2004 and $4.9 million in 2003)	117.8	126.9

Total revenues	488.6	468.8

Expenses
Operations
Fuel	137.6	79.4
Purchased power	29.1	53.6
Cost of natural gas sold	58.9	70.8
Other	65.0	60.9
Maintenance	21.1	21.5
Depreciation	53.5	54.4
Taxes, federal and state income	21.2	26.7
Taxes, other than income	38.4	33.9

Total expenses	424.8	401.2

Income from operations	63.8	67.6

Other income (expense)
Allowance for other funds used during construction	0.7	7.6
Taxes, non-utility federal and state income	(0.5)	0.1
Other income (expense), net	1.3	(0.2)
Asset impairment (net of income tax benefit of $30.7)	—	(49.1)

Total other income (expense)	1.5	(41.6)

Interest charges
Interest on long-term debt	26.6	23.6
Other interest	2.3	2.4
Allowance for borrowed funds used during construction	(0.3)	(2.9)

Total interest charges	28.6	23.1

Net income	$36.7	$2.9

The accompanying notes are an integral part of the consolidated financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Statements of Comprehensive Income

Unaudited

	Three months ended Mar. 31,
(millions)	2004	2003
Net income	$36.7	$2.9

Other comprehensive income, net of tax
Net unrealized gain on cash flow hedges	—	—

Other comprehensive income, net of tax	—	—

Comprehensive income	$36.7	$2.9

The accompanying notes are an integral part of the consolidated financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Statements of Cash Flows

Unaudited

	Three months ended Mar. 31,
(millions)	2004	2003
Cash flows from operating activities
Net income	$36.7	$2.9
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	53.5	54.4
Deferred income taxes	8.8	15.2
Asset impairment, pre-tax	—	80.0
Investment tax credits, net	(0.7)	(1.1)
Allowance for funds used during construction	(1.0)	(10.5)
Deferred recovery clause	30.9	(3.0)
Receivables, less allowance for uncollectibles	2.4	(3.7)
Inventories	8.1	3.3
Prepayments	(1.3)	(1.1)
Taxes accrued	(34.2)	(59.5)
Interest accrued	2.3	2.6
Accounts payable	(19.6)	(0.5)
Other	0.9	19.3

Cash flows from operating activities	86.8	98.3

Cash flows from investing activities
Capital expenditures	(44.5)	(77.1)
Allowance for funds used during construction	1.0	10.5

Cash flows from investing activities	(43.5)	(66.6)

Cash flows from financing activities
Repayment of long-term debt	(75.0)	—
Net increase in short-term debt	50.0	6.7
Payment of dividends	(32.6)	(43.5)

Cash flows from financing activities	(57.6)	(36.8)

Net (decrease) in cash and cash equivalents	(14.3)	(5.1)
Cash and cash equivalents at beginning of period	33.6	6.9

Cash and cash equivalents at end of period	$19.3	$1.8

The accompanying notes are an integral part of the consolidated financial statements.

TAMPA ELECTRIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Significant Accounting Policies

The significant accounting policies are as follows:

Principles of Consolidation

Tampa Electric Company (the company) is a wholly-owned subsidiary of TECO Energy, Inc, and is comprised of the Electric division, generally referred to as Tampa Electric, and the Natural Gas division, generally referred to as Peoples Gas System (PGS).

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

Purchased Power

Tampa Electric purchases power on a regular basis primarily to meet the needs of its retail customers. As a result of the sale of HPP in 2003, subsequent power purchases from HPP are reflected as non-affiliate purchases by Tampa Electric. Tampa Electric’s long-term power purchase agreement from HPP was not affected by the sale of HPP. Under the existing agreement, which has been approved by the FERC and FPSC, Tampa Electric has the right to purchase, on average, approximately 52% of the total output of the Hardee power station. Tampa Electric purchased power from non-TECO Energy affiliates, including purchases from HPP, at a cost of $29.1 million, and $53.6 million, respectively, for the three months ended Mar. 31, 2004 and 2003. The purchased power costs at Tampa Electric are recoverable through an FPSC-approved cost recovery clause.

Depreciation

Tampa Electric provides for depreciation primarily by the straight-line method at annual rates that amortize the original cost, less salvage value, of depreciable property over its estimated service life. The provision for utility plant in service, expressed as a percentage of the original cost of depreciable property, was 3.9% for the three months ended Mar. 31, 2004 and 4.2% for the same period in 2003. Construction work-in-progress is not depreciated until the asset is completed or placed in service.

The implementation of FAS 143, Accounting for Asset Retirement Obligations, in 2003 resulted in an increase in the carrying amount of long-lived assets and the reclassification of the accumulated reserve for cost of removal from accumulated depreciation to “Regulatory liabilities” for all periods presented. The adjusted capitalized amount is depreciated over the remaining useful life of the asset. See Notes 3 and 4.

Restrictions on Dividend Payments and Transfer of Assets

Tampa Electric’s first mortgage bond indenture and certain long-term debt issuances at PGS contain provisions that limit the payment of dividends and distributions on the common stock of Tampa Electric Company. In March 2004, the $75 million of Tampa Electric’s first mortgage bonds were repaid and the related restriction on distributions and dividends became no longer operative since there are no bonds outstanding under the mortgage indenture (see Note 13 for a discussion of the PGS covenant). Tampa Electric’s credit facilities include a covenant limiting cumulative distributions and outstanding affiliate loans.

2. Derivatives and Hedging

At Mar. 31, 2004 and Dec. 31, 2003, respectively, the company had net derivative assets of $3.5 million and $4.8 million. The amounts recorded in accumulated other comprehensive income (OCI), for the three months ended Mar. 31, 2004 and 2003 are fully offset by regulatory assets or liabilities to reflect the impact of the fuel recovery clause on the results of hedging activities.

As of Mar. 31, 2004, the company had transactions in place to hedge commodity price risk that qualify for cash flow hedge accounting treatment under FAS 133. During the three months ended Mar. 31, 2004 and 2003, the company reclassified net pre-tax gains of $0.8 million and $7.4 million, respectively, to earnings for cash flow hedges. Amounts reclassified from OCI were primarily related to cash flow hedges of physical purchases of natural gas. For these types of hedge relationships, the gain or loss on the derivative, reclassified from OCI to earnings, is offset by a regulatory asset or liability, reflecting the fact that all fuel hedging activity is subject to the fuel recovery clause (see Note 3).

Based on the fair values of derivatives at Mar. 31, 2004, pre-tax gains of $3.5 million are expected to be reversed from OCI to the Consolidated Statements of Income within the next twelve months. However, these gains and other future reclassifications from OCI will fluctuate with movements in the underlying market price of the derivative instruments. The company does not currently have any cash flow hedges for transactions forecasted to take place in periods subsequent to 2004.

3. Regulatory

Cost Recovery—Tampa Electric

2003 Proceedings

In September 2003, Tampa Electric filed with the FPSC for approval of fuel and purchased power, capacity, environmental and conservation cost recovery clause rates for the period January through December 2004. In November 2003, the FPSC approved Tampa Electric’s requested changes. The resulting rates included the impact of increased use of natural gas at the Bayside Power Station, the collection of approximately $91 million for under-recovery of fuel expense for 2002 and 2003, and estimated waterborne transportation rates for coal transportation services. The FPSC did not allow recovery of $8.4 million it characterized as savings from shutting down the Gannon Station earlier than originally planned, which the FPSC asserted generated operations and maintenance savings. The rates include projected costs associated with environmental projects required under the Environmental Protection Agency (EPA) Consent Decree and the Florida Department of Environmental Protection (FDEP) Consent Final Judgment (see Note 13 for additional details regarding these environmental matters). The costs associated with this disallowance were recognized in 2003. Upon reconsideration, the FPSC upheld its decisions.

Tampa Electric filed its objection to the disallowance of the recovery of the $8.4 million and a motion asking the FPSC to reconsider its decision. The motion was filed on Jan. 6, 2004 and on Mar. 30, 2004, the FPSC voted unanimously to deny the company’s motion to reconsider its decision.

As part of the regulatory process, it is reasonably likely that third parties may intervene in various matters in the future. The company is unable to predict the timing, nature or impact of such future actions.

Other Items

Coal Transportation Contract

Tampa Electric’s contract for coal transportation and storage services with TECO Transport expired on Dec. 31, 2003. In June 2003, Tampa Electric issued a Request For Proposal (RFP) to potential providers requesting services for the next five years. The result of the RFP process was the execution of a new contract between Tampa Electric and TECO Transport with market rates supported by the results of the RFP and an independent consultant in maritime transportation matters. The prudence of the RFP process and final contract is expected to be reviewed by the FPSC in May 2004, with a decision expected in July 2004.

Regulatory Assets and Liabilities

Tampa Electric and PGS maintain their accounts in accordance with recognized policies of the FPSC. In addition, Tampa Electric maintains its accounts in accordance with recognized policies prescribed or permitted by the FERC. These policies conform with generally accepted accounting principles in all material respects.

Tampa Electric and PGS apply the accounting treatment permitted by FAS 71, Accounting for the Effects of Certain Types of Regulation. Areas of applicability include deferral of revenues under approved regulatory agreements; revenue recognition resulting from cost recovery clauses that provide for monthly billing charges to reflect increases or decreases in fuel; purchased power, conservation and environmental costs; and deferral of costs as regulatory assets, when cost recovery is ordered over a period longer than a fiscal year, to the period that the regulatory agency recognizes them. Details of the regulatory assets and liabilities as of Mar. 31, 2004 and Dec. 31, 2003 are presented in the following table:

Regulatory Assets and Liabilities

(millions)	Mar. 31, 2004	Dec. 31, 2003
Regulatory assets:
Regulatory tax asset (1)	$62.3	$63.3
Other:
Cost recovery clauses	29.5	59.7
Coal contract buy-out (2)	2.0	2.7
Deferred bond refinancing costs (3)	35.3	32.2
Environmental remediation	18.5	20.7
Competitive rate adjustment	5.2	5.3
Other	4.4	4.4

	94.9	125.0

Total regulatory assets	$157.2	$188.3

Regulatory liabilities:
Regulatory tax liability (1)	$28.5	$29.9
Other:
Deferred allowance auction credits	1.9	1.9
Recovery clause related	0.7	—
Environmental remediation	18.5	20.7
Transmission and distribution storm reserve	41.0	40.0
Deferred gain on property sales (4)	1.8	1.9
Accumulated reserve—cost of removal	469.1	462.2
Other	2.6	3.6

	535.6	530.3

Total regulatory liabilities	$564.1	$560.2

(1)	Related primarily to plant life. Includes $16.1 million and $17.0 million of excess deferred taxes as of Mar. 31, 2004 and Dec. 31, 2003, respectively.
(2)	Amortized over a 10-year period ending December 2004.
(3)	Unamortized refinancing costs:

Related to debt transactions as follows (millions):	Amortized until:
$ 51.6	2004
$ 22.1	2007
$ 25.0	2011
$ 50.0	2011
$150.0	2012
$150.0	2012
$ 85.9	2014
$ 25.0	2021
$100.0	2022
$ 75.0	2022

(4)	Amortized over a 5-year period with various ending dates.

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

As a result of the adoption of FAS 143, Tampa Electric Company recorded an increase to net property, plant and equipment of $0.1 million (net of accumulated depreciation), an increase in regulatory assets of $0.2 million, and an increase to asset retirement obligations of $0.3 million.

For the three months ended Mar. 31, 2004 and 2003, accretion expense associated with asset retirement obligations for Tampa Electric Company was not material. During this period, no new retirement obligations were incurred and no revisions were made to estimated cash flows used in determining the recognize asset retirement obligations. Significant revisions to estimated cash flows used in determining the recognized asset retirement obligations were necessary.

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

As a result of the adoption of FAS 143 at Jan. 1, 2003, the estimated accumulated cost of removal and dismantlement included in net accumulated depreciation as of Mar. 31, 2004 and Dec. 31, 2003 of $469.1 million and $462.2 million, respectively, is classified as a regulatory liability for all periods presented (see also Note 3). For Tampa Electric and PGS, the original cost of utility plant retired or otherwise disposed of and the cost of removal, or dismantlement, less salvage value is charged to accumulated depreciation and the accumulated cost of removal reserve reported as a regulatory liability, respectively.

5. Short-term Debt

At Mar. 31, 2004 and Dec. 31, 2003, the following credit facilities and related borrowings existed:

Credit Facilities

	Mar. 31, 2004			Dec. 31, 2003
(millions)	Credit Facilities	Borrowings Outstanding (1)	Letters of Credit Outstanding	Credit Facilities	Borrowings Outstanding (1)	Letters of Credit Outstanding
Recourse:
Tampa Electric:
1-year facility	$125.0	$—	$—	$125.0	$—	$—
3-year facility	125.0	50.0	—	125.0	—	—

Total	$250.0	$50.0	$—	$250.0	$—	$—

(1)	Borrowings outstanding are reported as notes payable.

These credit facilities require commitment fees ranging from 20 to 50 basis points. The weighted average interest rate on outstanding notes payable at Mar. 31, 2004 was 2.25%.

6. Long-term Debt

In March 2004, Tampa Electric repaid $75 million of 7.75% first mortgage bonds. The mortgage indenture included a limitation on dividends covenant which became no longer operative since there are no bonds outstanding under the indenture.

7. Asset Impairments

For the three months ended Mar. 31, 2003, Tampa Electric Company recorded a $48.9 million after-tax charge ($79.6 million pre-tax) to reflect the impact of the cancellation of turbine purchase commitments. As reported previously and in Note 11, certain turbine rights had been transferred from TWG to Tampa Electric in 2002 for use in Tampa Electric’s generation expansion activities. These cancellations, made in April 2003, fully terminated all turbine purchase obligations.

8. Income Tax Expense

Tampa Electric Company is included in the filing of a consolidated federal income tax return with TECO Energy and its affiliates. Tampa Electric Company’s income tax expense is based upon a separate return computation.

As discussed in Note 7, Tampa Electric Company recorded a $48.9 million after-tax charge for the cancellation of turbine purchase commitments in the first quarter of 2003. The provision for income taxes as a percent of income from unusual and infrequently occurring items for the three months ended Mar. 31, 2003 was 38.58%.

The total income tax provisions differ from amounts computed by applying the federal statutory tax rate to income before income taxes for the following reasons:

Effective Income Tax Rate

	Three months ended Mar. 31,
(millions)	2004	2003
Income (loss) from continuing operations	$36.7	$2.9
Less (1): Asset impairment charge	—	(49.1)
Plus (2): Income tax provision	21.7	26.7

Income from continuing operations before income taxes, excluding asset impairment charge (1)	58.4	78.7

Income taxes on above at federal statutory rate of 35%	20.4	27.5
Increase (decrease) due to
State income tax, net of federal income tax	2.1	2.7
Amortization of investment tax credits	(0.7)	(1.1)
AFUDC Equity	(0.3)	(2.7)
Other	0.2	0.3

Total income tax provision from continuing operations	$21.7	$26.7

Provision for income taxes as a percent of income from continuing operations, before income taxes	37.2%	33.9%

(1)	For the three months ended Mar. 31, 2003, excludes an impairment charge of $48.9 million after tax ($79.6 million pre-tax) associated with the cancellation of turbine purchase commitments recognized in the first quarter of 2003.
(2)	Does not include the tax provision (benefit) associated with excluded items described above.

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

Tampa Electric Company reported the following comprehensive income (loss) for the three months ended Mar. 31, 2004 and 2003 related to changes in the fair value of cash flow hedges.

Comprehensive Income (Loss)

(millions) Three months ended Mar. 31,	Gross	Tax	Net
2004
Unrealized gain on cash flow hedges	$0.8	$0.3	$0.5
Less: (Gain) reclassified to net income	(0.8)	(0.3)	(0.5)

Total other comprehensive income (loss)	$—	$—	$—

2003
Unrealized gain on cash flow hedges	$7.4	$2.9	$4.5
Less: (Gain) reclassified to net income	(7.4)	(2.9)	(4.5)

Total other comprehensive income (loss)	$—	$—	$—

10. Employee Postretirement Benefits

Tampa Electric Company is a participant in the comprehensive retirement plans of TECO Energy (multi-employer plans), including a non-contributory defined benefit retirement plan which covers substantially all employees. Where appropriate and reasonably determinable, the portion of expenses, income, gains or losses allocable to Tampa Electric Company are presented. Otherwise, such amounts presented reflect the amount allocable to all participants of the TECO Energy retirement plans. Benefits are based on employees’ age, years of service and final average earnings.

Effective Jan. 1, 2004, Tampa Electric Company adopted FAS 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88 and 106, with no material effect. Included in the table below is the periodic pension (benefit) expense for pension benefits and other postretirement benefits offered by the company. No significant changes have been made to these benefit plans since Dec. 31, 2003.

Pension Expense (Benefit)

(millions)	Pension Benefits		Other Postretirement Benefits
Three months ended Mar. 31,	2004	2003	2004	2003
Components of net periodic benefit expense
Service cost (benefits earned during the period)	$4.3	$3.6	$1.2	$1.0
Interest cost on projected benefit obligations	8.2	7.7	3.0	3.1
Expected return on assets	(9.8)	(10.5)	—	—
Amortization of:
Transition obligation (asset)	(0.3)	(0.3)	0.7	0.7
Prior service cost (benefit)	(0.1)	(0.1)	0.5	0.5
Actuarial (gain) loss	0.7	0.3	0.4	0.4

Pension expense (benefit)	$3.0	$0.7	$5.8	$5.7
Special termination benefit charge	3.2	—	—	—
Additional amounts recognized	0.3	—	—	0.1

Net pension expense (benefit) recognized in the
TECO Energy Consolidated Statements of Income (1)	$6.5	$0.7	$5.8	$5.8

(1)	Tampa Electric’s portion of the net pension expense for the three months ended Mar. 31, 2004 and 2003, respectively was $1.3 million and ($0.5) million for pension benefits, and $4.2 million and $4.1 million for other postretirement benefits.

For the fiscal 2004 plan year, TECO Energy assumed an expected long-term return on plan assets of 8.75%. During 2004, Tampa Electric’s portion of expected contributions to the pension plans is approximately $9 million. This contribution is due by Sep. 15, 2004.

11. Related Parties

In February 2002, Tampa Electric and TECO-Panda Generating Company II (TPGC II), an affiliate of TWG, entered into an assignment and assumption agreement under which Tampa Electric obtained TPGC II’s rights and interests to four combustion turbines being purchased from General Electric Company, and assumed the corresponding liabilities and obligations for such equipment. Tampa Electric planned to use this equipment for future generation expansion. In accordance with the terms of the assignment and assumption agreement, Tampa Electric paid $62.5 million to TPGC II as reimbursement for amounts already paid to General Electric by TPGC II for such equipment. No gain or loss was incurred on the transfer. During the first quarter of 2003, Tampa Electric recorded a $48.9 million after-tax charge related to the cancellation of these turbine purchase commitments.

12. Segment Information

(millions) Three months ended Mar. 31,	Tampa Electric	Peoples Gas	Other & Eliminations	Tampa Electric Company
2004
Revenues—outsiders	$370.1	$117.8	$—	$487.9
Sales to affiliates	0.8	—	(0.1)	0.7

Total revenues	$370.9	$117.8	$(0.1)	$488.6
Depreciation	45.1	8.4	—	53.5
Interest charges	24.8	3.8	—	28.6
Provision (benefit) for taxes	13.7	8.0	—	21.7
Net income	$23.9	$12.8	$—	$36.7

Total assets at Mar. 31	$4,122.2	$645.5	$14.5	$4,782.2

2003
Revenues—outsiders	$341.1	$126.9	$—	$468.0
Sales to affiliates	1.0	—	(0.2)	0.8

Total revenues	$342.1	$126.9	$(0.2)	$468.8
Depreciation	46.0	8.4	—	54.4
Interest charges	19.2	3.9	—	23.1
(Benefit) provision for taxes(1)	(11.8)	7.5	—	(4.3)
Net (loss) income(1)	$(9.0)	$11.9	$—	$2.9

Total assets at Dec. 31	$4,178.6	$651.5	$9.6	$4,839.7

(1)	Net income includes a $48.9 million after-tax ($79.6 million pre-tax) asset impairment related to turbine purchase cancellations (see Note 7).

13. Commitments and Contingencies

Legal Contingencies

Three lawsuits have been filed in the Circuit Court in Hillsborough County against Tampa Electric, in connection with the location of transmission structures in certain residential areas, by residents in the areas surrounding the structures. The high-voltage power lines are needed by Tampa Electric to move electricity to the northwest part of its service territory where population growth has been experienced. The residents are seeking to remove the poles or to receive monetary damages. Tampa Electric has sought input from the community to determine the feasibility of alternate routes or structures or some combination.

From time to time Tampa Electric Company is involved in various other legal, tax and regulatory proceedings before various courts, regulatory commissions, and governmental agencies in the ordinary course of its business. Where appropriate, accruals are made in accordance with FAS 5, Accounting for Contingencies, to provide for matters that are probable of resulting in an estimable, material loss. While the outcome of such proceedings is uncertain, management does not believe that the ultimate resolution of pending matters will have a material adverse effect on the company’s results of operations or financial condition.

Superfund and Former Manufactured Gas Plant Sites

Tampa Electric Company, through its Tampa Electric and Peoples Gas divisions, is a potentially responsible party for certain superfund sites and, through its Peoples Gas division, for certain former manufactured gas plant sites. While the joint and several liability associated with these sites presents the potential for significant response costs, as of Mar. 31, 2004, Tampa Electric Company has estimated its ultimate financial liability to be approximately $19 million, and this amount has been accrued in the company’s financial statements. The environmental remediation costs associated with these sites, which are expected to be paid over many years, are not expected to have a significant impact on customer prices.

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

Guarantees and Letters of Credit

Tampa Electric Company enters into commercial agreements in the normal course of business that typically contain standard indemnification clauses. Tampa Electric Company may sometimes agree to make payments to compensate or indemnify the counterparty for legal fees, environmental remediation costs and other similar costs arising from possible future events or changes in laws or regulations. These agreements cover a variety of goods and services, and have varying triggering events dependent on actions by third parties.

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

Financial Covenants

A summary of Tampa Electric Company’s significant financial covenants as of Mar. 31, 2004 is as follows:

Tampa Electric Company’s Significant Financial Covenants

(millions) Instrument	Financial Covenant (1)	Requirement/Restriction	Calculation at Mar. 31, 2004
Tampa Electric
PGS senior notes	EBIT/interest	Minimum of 2.0 times	3.2 times
	Restricted payments	Shareholder equity at least $500	$1,656
	Funded debt/capital	Cannot exceed 65%	49.4%
	Sale of assets	Less than 20% of total assets	—%
Credit facility	Debt/capital	Cannot exceed 60%	48.8%
	EBITDA/interest(2)	Minimum of 2.5 times	5.5 times
	Restriction on distributions(3)	Limit on cumulative distributions and outstanding affiliate loans	$487 unrestricted
6.25% senior notes	Debt/capital	Cannot exceed 60%	48.8%
	Limit on liens	Cannot exceed $787	$287

(1)	As defined in each applicable instrument.
(2)	EBIT generally represents earnings before interest and taxes. EBITDA generally represents EBIT before depreciation and amortization. However, in each circumstance, the term is subject to the definition prescribed under the relevant legal agreements.
(3)	Limits cumulative distributions after Oct. 31, 2003 and outstanding affiliate loans to an amount representing an accumulation of net income after May 31, 2003 and capital contributions from the parent after Oct. 31, 2003, plus $450 million.

14. Variable Interest Entities

The equity method of accounting is generally used to account for significant investments in partnership arrangements in which Tampa Electric Company or its subsidiary companies do not have a majority ownership interest or exercise control. On Jan. 17, 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, which imposes a new approach in determining if a reporting entity should consolidate certain legal entities, including partnerships, limited liability companies, or trusts, among others, collectively defined as variable interest entities or VIEs. On Dec. 24, 2003, the FASB published a revision to FIN 46 (FIN 46R), to clarify some of the provisions of FIN 46 and exempt certain legal entities from its requirements.

Under FIN 46R, a legal entity is considered a VIE, with some exemptions if specific criteria are met, if it does not have sufficient equity at risk to finance its own activities without relying on financial support from other parties. Additional criteria must be applied to determine if this condition is met or if the equity holders, as a group, lack any one of three stipulated characteristics of a controlling financial interest. If the legal entity is a VIE, then the reporting entity determined to be the primary beneficiary of the VIE must consolidate it. Even if a reporting entity is not obligated to consolidate a VIE, then certain disclosures must be made about the VIE if the reporting entity has a significant variable interest. Tampa Electric Company adopted the provisions of FIN 46R to all VIEs that previously were subject to certain previously issued special purpose entity, or SPE, accounting pronouncements as of Oct. 1, 2003 with no material impact. For all other VIEs, Tampa Electric Company adopted the provisions of FIN 46R as of Jan. 1, 2004. The adoption of FIN 46R as of Jan. 1, 2004 had no impact on Tampa Electric Company. Described below is a specific instance in which the company was unable to determine if an entity was a VIE.

Hardee Power Partners, Ltd. (HPP)

The Hardee power plant was designed and built to provide peaking capacity to two utility customers, including Tampa Electric. The two utility customers each have a 20 year PPA with HPP. Under the terms of the PPA, the customers pay for capacity and, if required, the delivery of electricity. Effective Sep. 30, 2003, the company sold its interest in HPP to an affiliate of Invenergy LLC and GTCR Golder Rauner LLC. Under FIN 46R, the company is required to make an exhaustive effort to obtain sufficient information to determine if (1) HPP is a VIE and (2) which holder of variable interests is the primary beneficiary. The new owners of HPP have indicated that they will not provide the necessary information, have no obligation to provide such information to the company and the required information is not available publicly. As a result, the company is unable to determine if (1) HPP is a VIE and (2) if so, which variable interest holder, if any, is the primary beneficiary. The maximum exposure for the company is the ability to purchase electricity under the terms of the PPA with HPP at rates unfavorable to the wholesale market. For a description and measure of the purchases of electricity under the HPP PPA, see Note 1—Purchased Power.

Item 2.	MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS

This Management’s Discussion and Analysis contains forward-looking statements, which are subject to the inherent uncertainties in predicting future results and conditions. These forward-looking statements include references to TECO Energy’s anticipated capital investments, financing requirements, project completion dates, future transactions and other plans. These statements are subject to the inherent uncertainties in predicting future results and conditions. Certain factors that could cause actual results to differ materially from those projected in these forward-looking statements include general economic conditions in Tampa Electric’s service area affecting energy sales; economic conditions both national and international, that affect the demand for TECO Transport’s water borne transportation services; weather variations affecting energy sales and operating costs at Tampa Electric and TECO Wholesale Generation (TWG); commodity price changes affecting the margins at TWG and TECO Coal; the ability of TECO Energy’s subsidiaries to operate equipment without undue accidents, breakdowns or failures; and energy prices in the markets served by TWG facilities. Some of these factors and others are discussed more fully under “Investment Considerations” in TECO Energy’s Annual Report on Form 10-K for the year ended Dec. 31, 2003, and reference is made thereto.

Earnings Summary—Unaudited

	Three months ended Mar. 31,
(millions, except per share amounts)	2004	2003
Consolidated revenues	$642.3	$651.8

Net income (loss) from continuing operations	$28.7	$(20.3)
Discontinued operations	(26.2)	24.1
Cumulative effect of change in accounting	—	(1.1)

Net (loss) income	$2.5	$2.7

Average common shares outstanding
Basic	188.0	175.9
Diluted	188.6	175.9

Earnings per share—basic
Continuing operations	$0.15	$(0.12)
Discontinued operations	(0.14)	0.14
Cumulative effect of change in accounting	—	—

Earnings per share—basic	$0.01	$0.02

Earnings per share—diluted
Continuing operations	$0.15	$(0.12)
Discontinued operations	(0.14)	0.14
Cumulative effect of change in accounting	—	—

Earnings per share—diluted	$0.01	$0.02

Operating Results

Three Months Ended Mar. 31, 2004:

TECO Energy, Inc. (the company) reported first quarter net income of $2.5 million, compared with net income of $2.7 million in the first quarter of 2003. Earnings per share for the quarter were $0.01, compared with earnings per share of $0.02 in the first quarter of 2003. The first quarter net income from continuing operations was $28.7 million, compared with a loss from continuing operations of $20.3 million for the same period in 2003. Earnings per share from continuing operations were $0.15 for the quarter, compared with a per-share loss of $0.12 in the 2003 period. Discontinued operations in the first quarter of 2004 and 2003 reflect the operating losses from the Union and Gila River power stations. The number of common shares outstanding was seven percent higher at the end of the quarter than it was at the end of the first quarter of 2003.

First quarter results from continuing operations in 2004 include a $10.6 million after-tax gain on the sale of TECO Energy’s interest in its propane business, partially offset by a $3.4 million after-tax charge due to a valuation adjustment at TECO Solutions and an $0.8 million after-tax valuation adjustment at TECO Transport. First quarter results excluding discontinued operations in 2003 included a $48.9 million after-tax charge for turbine purchase cancellations at Tampa Electric, a $15.3 million after-tax charge for non-merchant turbine purchase cancellations, (which was reflected in the Other Unregulated Companies segment), and a $1.1 million charge for the cumulative effect of a change in accounting principle associated with the adoption of FAS 143, Accounting for Asset Retirement Obligations. First quarter highlights include:

•	Completed Bayside repowering project—final phase in service January 15, 2004;

•	Signed a non-binding letter of intent to transfer the Union and Gila River project to the lending bank group;

•	Signed a non-binding memorandum of understanding to sell an additional 40-percent ownership interest in our synfuel production facilities; and

•	Completed the sale of several smaller non-core energy services businesses.

Effective with the year-end 2003 reporting, the TECO Power Services segment has been replaced by the TECO Wholesale Generation (TWG)—Merchant segment, which includes the results of operations for the merchant affiliates including Frontera,

Commonwealth Chesapeake, Dell and McAdams, as well as the equity investment in the Odessa and Guadelupe (TIE) affiliates, and TECO EnergySource, Inc. (TES), an energy marketing affiliate. The non-merchant power operations are comprised of the interests in the Hamakua Power Station in Hawaii, the San José and Alborada power stations in Guatemala and the minority interest in the Guatemalan distribution utility EEGSA. The non-merchant results are now reported in the Other Unregulated Companies segment.

Results for unregulated business segments include internally allocated interest expenses. Interest is not, however, allocated to discontinued operations but remains at the TECO Energy parent level.

Tampa Electric Company—Electric division (Tampa Electric)

Tampa Electric’s net income for the first quarter was $23.9 million, compared with a loss of $9.0 million for the same period in 2003, which included a $48.9 million after-tax turbine purchase cancellation charge. The 2004 results reflect lower earnings from the equity component of AFUDC (which represents allowed equity cost capitalized to construction costs); lower base revenues from milder weather than 2003; higher interest expense; and increased employee related expenses (primarily pension expense). The lower AFUDC equity earnings were driven primarily by the Gannon/Bayside repowering project, for which AFUDC equity earnings decreased to $0.7 million for the quarter, down from $7.6 million for the same period in 2003, reflecting the completion of Bayside Station Unit 1 in April 2003 and Unit 2 in January 2004.

Retail energy sales increased 1 percent, as average customer growth of 2.6 percent was partially offset by mild weather. Total heating and cooling degree-days for the Tampa area in the quarter were almost 6 percent below normal and more than 15 percent below 2003 levels. Although retail energy sales increased, total base revenues decreased as the milder weather reduced sales to residential customers.

A summary of Tampa Electric’s operating statistics for the three months ended Mar. 31, 2004 and 2003 follows:

	Operating Revenues			Kilowatt-hour sales
(in millions, except average customers)	2004	2003	% Change	2004	2003	% Change
Three months ended Mar. 31,
Residential	$181.4	$169.1	7.3	1,815.6	1,878.8	(3.4)
Commercial	112.3	96.8	16.0	1,314.7	1,266.6	3.8
Industrial—Phosphate	18.5	15.8	16.8	333.9	334.9	(0.3)
Industrial—Other	23.5	19.3	22.2	319.1	299.3	6.6
Other sales of electricity	32.8	26.5	23.6	373.8	331.3	12.8
Deferred and other revenues	(15.5)	(5.2)	195.6	—	—	—

	353.0	322.3	9.5	4,157.1	4,110.9	1.1
Sales for resale	9.3	11.2	(17.0)	148.8	201.9	(26.3)
Other operating revenue	8.6	8.6	0.1	—	—	—

	$370.9	$342.1	8.4	4,305.9	4,312.8	(0.2)

Average customers (thousands)	616.5	601.0	2.6
Retail output to line (kilowatt hours)				4,240.8	4,285.1	(1.0)

Tampa Electric Company—Natural gas division (Peoples Gas System)

Peoples Gas System reported net income of $12.8 million for the quarter, compared with $11.9 million in the same period in 2003. Quarterly results reflected customer growth of 5.0 percent and higher therm sales to residential and commercial customers. Peoples Gas is only sensitive to heating degree days during the winter months, and statewide heating degree days for the period were above normal but below 2003 levels. Sales of low-margin transportation service for interruptible customers and electric power generators declined due to the persistent high gas prices. These customers are sensitive to the commodity price of gas, and many have the ability to switch to alternative fuels or to simply alter consumption patterns.

A summary of PGS’ operating statistics for the three months ended Mar. 31, 2004 and 2003 follows:

	Operating revenues			Therms
(in millions, except average customers)	2004	2003	% Change	2004	2003	% Change
Three months ended Mar. 31,
By Customer Segment:
Residential	$45.7	$41.6	9.7	29.9	29.7	0.8
Commercial	49.1	47.7	3.1	109.9	106.1	3.6
Industrial	3.0	3.1	(1.2)	62.2	59.5	4.6
Off system sales	7.6	21.8	(65.2)	26.2	34.1	(23.3)
Power generation	2.7	2.4	11.6	60.9	86.6	(29.6)
Other revenues	9.7	10.3	(5.7)	—	—	—

	$117.8	$126.9	(7.2)	289.1	316.0	(8.5)
By Sales Type:
System supply	$85.4	$95.5	(10.6)	84.0	94.4	(11.0)
Transportation	22.7	21.1	7.9	205.1	221.6	(7.4)
Other revenue	9.7	10.3	(5.7)	—	—	—

	$117.8	$126.9	(7.2)	289.1	316.0	(8.5)

Average customers (thousands)	304.1	289.6	5.0

Unregulated Companies—Operating Results

TECO Coal

TECO Coal achieved first-quarter net income from continuing operations of $15.4 million, compared to $25.7 million reported in the same period in 2003 which excluded a $0.3-million after-tax charge due to the adoption of FAS 143, Accounting for Asset Retirement Obligations. TECO Coal’s 2004 results reflect no Section 29 tax credits due to TECO Energy’s expected tax losses in 2004. Results in 2004 also reflect an increased third-party ownership interest in TECO Coal’s synfuel production facilities in the quarter and higher prices for conventional coals, offset by higher mining costs due, in part, to the use of marginal coals for the production of synfuel. Results in 2003 included Section 29 tax credits at the operating segment level related to the production of synthetic fuel, $25.9 million of which were deferred at the TECO Energy parent level in the first quarter of 2003. In the first quarter of 2003, TECO Coal owned 100 percent of the synfuel production facilities; ownership by third parties approximated 90 percent in the same period in 2004.

TECO Transport

TECO Transport recorded net income of $1.1 million in the first quarter, including $0.8 million of impairment charges on ocean-going equipment, compared with $4.6 million for the same period last year. These results reflect significantly lower Tampa Electric volumes as a result of the Bayside repowering, where a disproportionate share, approximately two-thirds, of the reduction in Tampa Electric tonnage occurred in the first quarter. In addition, quarterly results were affected by a five-day shut down of the lower Mississippi River due to shipping traffic, which impacted all of TECO transport’s businesses, and by a heavy shipyard schedule which idled ocean-going equipment and resulted in higher repair costs. Results in the first quarter of 2003 excluded a $0.8-million after-tax charge due to the adoption of FAS 143.

Affiliates of TECO Transport have two operating leases with an aggregate value of about $100 million as a result of sale-leaseback transactions entered into in 2001 and 2002 that provided for a cross-default in the event TECO Energy or any of its affiliates defaulted in the payment of certain obligations. The failure of Union and Gila River project companies to make interest payments on the non-recourse project debt could have resulted in a cross-default entitling the lessors to terminate the leases and recover certain amounts. In March 2004, affiliates of TECO Transport and the lessors executed amendments to the leases that eliminated this possible cross-default.

TWG Merchant

TWG Merchant operations recorded a first-quarter loss of $18.7 million, compared with a loss of $11.8 million for the same period in 2003. The lower results reflect primarily lower energy prices in the Texas market which negatively affected first quarter comparative results for the TIE plants. Additionally, the Frontera Station was off-line for maintenance during most of the quarter in 2004.

Other Unregulated Companies

TECO Energy’s other unregulated companies, which now include the Guatemalan and Hamakua non-merchant power investments, recorded net income of $18.7 million for the first quarter of 2004, compared to a loss of $2.2 million for the same period in 2003. The net income for the non-merchant portfolio power operations was $11.2 million for the period, compared toa net loss of $2.9 million, which included a $15.3 million after-tax charge for turbine purchase cancellations, for the 2003 period. The non-merchant results included continued strong results from the Guatemalan operation including the electric distribution utility operations, which benefited from higher rates. The Other Unregulated results also include the $10.6 million after-tax gain from the sale of the propane business partially offset by the $3.4 million valuation adjustment at TECO Solutions for its minority interest in a fiber optics business (Litestream) that is in bankruptcy.

Non-operating items affecting net income

Results for the quarter, as described above, include a $10.6 million after-tax gain on the sale of TECO Energy’s interest in its propane business, partially offset by a $3.4 million after-tax charge due to a valuation adjustment at TECO Solutions and an $0.8 million after-tax valuation adjustment at TECO Transport. First quarter results from continuing operations in 2003 included a $48.9 million after-tax charge for turbine purchase cancellations at Tampa Electric, a $15.3 million after-tax charge for non-merchant turbine purchase cancellations and a $1.1 million charge for the cumulative effect of a change in accounting principle associated with the adoption of FAS 143.

See Notes 1 and 9 to the TECO Energy Consolidated Financial Statements for additional details related to these charges.

Other Income

Other income for the three months ended Mar. 31, 2004 and 2003 was $50.3 million and $13.5 million, respectively. AFUDC at Tampa Electric, which is included in Other income, was $0.7 million and $7.6 million, respectively, for the three months ended Mar. 31, 2004 and 2003. AFUDC has decreased, reflecting the commercial operation of Bayside Unit 1 in April 2003 and Unit 2 in January 2004. In addition, included in Other income for the three months ended Mar. 31, 2004 and 2003, are the results of operations for equity investments of $6.9 million and $2.6 million. The increase from the 2003 period to the 2004 period is due primarily to the results of operations from the San José and Alborada power plants, which are accounted for as equity investments in accordance with the current interpretation of FIN 46R.

Interest Charges

Total interest charges for the three months ended Mar. 31, 2004 was $88.6 million, compared with $64.4 million for the same period last year. Interest expense increased due to decreased interest expense credit for AFUDC-borrowed funds at Tampa Electric and higher overall levels of debt in support of TECO Energy’s and Tampa Electric’s capital investment programs. Interest expense in the first quarter of 2003 reflected capitalized interest of $10.0 million associated with the Union and Gila River projects; no interest was capitalized in 2004 for these projects which are now held for sale.

Income Taxes

The total income tax provisions differ from amounts computed by applying the federal statutory tax rate to income before taxes, primarily due to the recognition of non-conventional fuels tax credits, the permanent reinvestment of foreign income under Accounting Principles Board Opinion No. 23, Accounting for Taxes—Special Areas, (APB 23) and other miscellaneous items.

The provision for income taxes as a percent of income from continuing operations, before income taxes, for the three months ended Mar. 31, 2004 and 2003 were 25.9% and 1.6%, respectively. For the three months ended Mar. 31, 2004 and 2003, net (loss) income from discontinued operations was ($26.2) million and $24.1 million, respectively, and the provision for income taxes as a percent of income from discontinued operations was 35.1% and 39.1%, respectively.

Discontinued Operations

Net loss from discontinued operations in the first quarter of 2004 of $26.2 million includes the operating losses for the Union and Gila River project companies. Discontinued operations for the same period in 2003 produced a net income of $24.1 million and included the results from the Union and Gila River project companies which were more than offset by the gain on the final installment of the sale of the coalbed methane gas production assets.

Liquidity, Capital Resources

At Mar. 31, 2004 and Dec. 31, 2003, included in the current portion of Liabilities associated with assets held for sale is the $1,395.0 million of non-recourse long-term debt associated with the Union and Gila River project companies.

Available Cash and Liquidity

TECO Energy’s consolidated cash and cash equivalents, excluding all restricted cash, totaled $107.6 million at Mar. 31, 2004. The cash balance at Mar. 31, 2004 excludes the San José and Alborada project cash balances of $28.3 million, as these companies were deconsolidated due to the adoption of FIN 46R, Consolidation of Variable Interest Entities, effective Jan. 1, 2004. Restricted cash of $36.8 million includes $29.2 million from the sale of an interest in the synthetic coal production facilities, held in escrow due to TECO Energy’s current credit rating.

In addition, at Mar. 31, 2004, availability under bank credit facilities totaled $526.5 million, net of letters of credit of $44.1 million outstanding under the TECO Energy facility and $50.0 million of loans under the Tampa Electric facilities. Thus, at the end of the first quarter, total liquidity was $634.1 million, including $216.5 million at Tampa Electric.

Future liquidity needs is expected to be lower in 2004 than in 2003 because the major construction programs at TWG and Tampa Electric are now complete, the company has no significant upcoming debt maturities, and the company’s business risk has been reduced because of the planned exit from the large Union and Gila River power projects. Accordingly, TECO Energy expects to replace its existing $350 million credit facility with a smaller facility of approximately $200 million. Tampa Electric expects to maintain credit facilities totaling $250 million.

Estimated cash needs for the remainder of 2004 reflect capital spending of approximately $274 million to support customer growth at the utilities and for normal renewal and replacement capital. TECO Energy expects to rely on cash on hand, internally generated cash from operations and proceeds from asset sales to fund these cash needs and the payment of dividends to shareholders and build cash for the repayment of debt. Based on its cash flow forecasts, TECO Energy expects to have more than $550 million of cash and capacity under bank credit facilities at the end of 2004.

Other

TECO Energy has not made a contribution to its defined benefit pension plan since the 1995 plan year because investment returns had been sufficient to cover liability growth. Negative stock market returns over the past three years reduced the over-funding of the defined benefit plan. The company’s policy is to fund the plan within the guidelines set by ERISA for the minimum annual contribution and the maximum allowable as a tax deduction by the IRS. The company expects to make a contribution of about $14.2 million in 2004 and $6.9 million in 2005.

In January 2002, TECO Energy sold 17.965 million 9.5% mandatorily convertible equity security units at $25 per unit resulting in $436 million of net proceeds. Each equity unit consisted of $25 in principal amount of a trust preferred security of TECO Capital Trust II, a Delaware business trust formed for the purposes of issuing these securities, and a contract to purchase shares of common stock of TECO Energy in January 2005 at a price per share of between $26.29 and $30.10 based on the market price at that time. At the current market price, the price per share would be $26.29 resulting in the issuance of 17.1 million shares of TECO Energy’s common stock upon the settlement of the equity purchase contracts. Under the terms of the units, unless the holder elects not to participate, the trust preferred securities are to be sold in a remarketing on Oct. 15, 2004. The annual distribution rate on the trust preferred securities to be remarketed is to be reset to a rate designed to produce proceeds from the remarketing at least sufficient to fund the holders’ equity share purchase obligations. The trust preferred securities are reflected as debt on TECO Energy’s consolidated financial statements.

TECO Energy is currently evaluating financing alternatives with respect to the equity security units generally and, in particular, with respect to the remarketing of the trust preferred securities. Consistent with the company’s current strategy of reducing fixed obligations and strengthening the balance sheet, these alternatives may include reducing the amount of trust preferred securities to be remarketed through exchange offers or other arrangements with holders of equity security units involving the issuance of shares of TECO Energy common stock and/or cash payments in privately negotiated transactions or otherwise. Possible alternatives would likely reduce both the outstanding trust preferred securities and the cash we would receive upon settlement of the equity contracts. However, such arrangements would not be expected to increase the number of shares of common stock we would issue or to materially change the price at which they are issued. Prevailing market conditions and other factors will determine what alternatives, if any, we will pursue.

Bank Credit Facilities

At Mar. 31, 2004, Tampa Electric had bank credit facilities totaling $250 million with maturity dates in November 2004 and November 2006. At Mar. 31, 2004, $50.0 million was drawn on the Tampa Electric facilities.

The TECO Energy bank credit facility maturing November 2004 includes a $250 million sub-limit for letters of credit; $43.9 million was outstanding at Mar. 31, 2004. In February 2004, the parties reached an agreement, whereby $35 million of the $66 million in letters of credit related to the Construction Undertakings were drawn by the lending banks, and the remaining $31 million were cancelled and returned to TECO Energy. In addition, at Mar. 31, 2004, TECO Energy and its subsidiaries had $0.2 million of letters of credit outside of the bank credit line facility outstanding, and the Union and Gila River project companies had $144.2 million outstanding under the letter of credit facilities included in their non-recourse bank financing.

As a result of cash proceeds from asset sales in early 2004, the amended Merrill Lynch facility at TECO Energy was reduced to $20.6 million. On Apr. 8, 2004, TECO Energy elected not to extend the remaining commitment of $20.6 million for six months.

In June 2003, TECO Energy entered into a one-year $37.5 million credit facility with four banks, collateralized by 50 percent of the interests in Union and Gila River projects. The proceeds from the credit facility were used in the termination of the joint venture agreement with Panda Energy. The facility was paid in full in February 2004.

The above facilities are discussed more fully under “Bank Credit Facilities” in TECO Energy’s Annual Report on Form 10-K for the year ended Dec. 31, 2003, and reference is made thereto.

Covenants in Financing Agreements

In order to utilize their respective bank credit facilities, TECO Energy and Tampa Electric must meet certain financial tests as defined in the applicable agreements. In addition, TECO Energy, Tampa Electric and other operating companies have certain restrictive covenants in specific agreements and debt issuances. The table that follows lists the covenants and the performance relative to them at Mar. 31, 2004.

TECO Energy Significant Financial Covenants

(millions) Instrument	Financial Covenant (1)	Requirement/Restriction	Calculation at Mar. 31, 2004
Tampa Electric
PGS senior notes	EBIT/ interest (2)	Minimum of 2.0 times	3.2 times
	Restricted payments	Shareholder equity at least $500	$1,656
	Funded debt/capital	Cannot exceed 65%	49.4%
	Sale of assets	Less than 20% of total assets	—%
Credit facility	Debt/capital	Cannot exceed 60%	48.8%
	EBITDA/interest (2)	Minimum of 2.5 times	5.5 times
	Restriction on distributions (3)	Limit on cumulative distributions and outstanding affiliate loans	$487 unrestricted
6.25% senior notes	Debt/capital	Cannot exceed 60%	48.8%
	Limit on liens	Cannot exceed $787	$287
TECO Energy
$350 million credit facility	Debt/capital	Cannot exceed 65%	61.9%
$20.6 million Merrill credit facility (4)	Debt/capital	Cannot exceed 65%	54.0% (5)
$380 million note indenture	Limit on restricted payments (6)	Cumulative operating cash flow in excess of 1.7 times interest	$311 unrestricted
	Limit on liens	Cannot exceed 5% of tangible assets	$227 unrestricted
	Limit on indebtedness	Interest coverage at least 2.0 times	2.4 times
$300 million note indenture	Limit on liens	Cannot exceed 5% of tangible assets	$227 unrestricted
Union and Gila River project guarantees(7)	Debt/capital	Cannot exceed 65%	61.9%
	EBITDA/interest (2)	Minimum of 3.0 times	2.1 (8)
TECO Diversified
Energy management services agreement guarantee	Consolidated tangible net worth	Minimum of $200	$540
	Consolidated funded debt	Cannot exceed 60%	19.6%
Coal supply agreement guarantee	Dividend restriction	Net worth not less than $200 or $386 (40% of tangible net assets)	$540

(1)	As defined in each applicable instrument.
(2)	EBIT generally represents earnings before interest and taxes. EBITDA generally represents EBIT before depreciation and amortization. However, in each circumstance, the term is subject to the definition prescribed under the relevant legal agreements.
(3)	Limits cumulative distributions after Oct. 31, 2003 and outstanding affiliate loans to an amount representing an accumulation of net income after May 31, 2003 and capital contributions from the parent after Oct. 31, 2003, plus $450 million.
(4)	This credit facility, if drawn upon, can limit payment of dividends each quarter to $40 million, unless the company provides the lender with satisfactory liquidity projections demonstrating the company’s ability to pay both the dividends contemplated and each of the three quarterly dividends next scheduled to be paid. In April 2004, the company elected to not renew this credit facility.
(5)	As a result of an amendment in December 2003, this covenant is not impacted by any write-down or write-off of the value of assets owned by TWG or the equity interests in TWG. In April 2004, the company elected to not renew this credit facility.
(6)	The limitation on restricted payments restricts the company from paying dividends or making distributions or certain investments unless there is sufficient cumulative operating cash flow, as defined, in excess of 1.7 times interest to make such distribution or investment. The operating cash flow and restricted payments are calculated on a cumulative basis since the issuance of the 10.5% Notes in the fourth quarter of 2002. This calculation, at Mar. 31, 2004, reflects the amount accumulated since the issuance of the notes and available for future restricted payments.
(7)	Includes the Construction Undertakings related to the Union and Gila River projects.
(8)

The Construction Undertakings permit TECO Energy to terminate its obligations thereunder, including the requirement to comply with the covenants, by providing a Substitute Guarantor reasonably satisfactory to the lending group. On Sept. 22,

2003, TECO Energy tendered a Substitute Guarantor, which it believes satisfied the requirements of the Construction Undertakings. The lending group declined to accept this tender as being satisfactory. TECO Energy has the right to assert that the Construction Undertakings are terminated in the event that the lending group seeks to exercise its remedies based on a violation of the EBITDA-to-interest coverage ratio covenant.

Off-Balance Sheet Financing

The equity method of accounting is used to account for investments in partnership and corporate entities in which TECO Energy or its subsidiary companies do not have either a majority ownership or exercise control. On Jan. 17, 2003, the Financial Accounting Standards Board issued FASB Interpretation (FIN) No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, which requires a new approach in determining if a reporting entity should consolidate certain legal entities, including partnerships, limited liability companies, or trusts, among others, collectively defined as variable interest entities or VIEs. On Dec. 24, 2003, the FASB published a revision to FIN 46 (FIN 46R), to clarify some of the provisions of FIN 46 and exempt certain entities from its requirements. (See Note 18 to the TECO Energy Consolidated Financial Statements.)

In addition to the unconsolidated affiliates reported at Dec. 31, 2003, as a result of the adoption of FIN 46R, TECO Energy was obligated to no longer consolidate Central Generadora Eléctrica San José, Ltda. (San José) and Tampa Centro Americana de Electricidad, Ltda. (Alborada). TECO Energy has no debt payment obligations with respect to these financings due to their non-recourse nature.

Affiliate	Long-term Debt (millions)	Indirect Maximum Guarantee	Indirect Ownership Interest
San Jose	$65.5	$—	100%
Alborada	$25.0	$—	100%

Critical Accounting Policies and Estimates

There have been no significant changes to the critical accounting policies and estimates since Dec. 31, 2003. TECO Energy’s Annual Report on Form 10-K for the year ended Dec. 31, 2003, includes a detailed discussion under “Critical Accounting Policies and Estimates” about the estimates and assumptions used in the preparation of consolidated financial statements, and reference is made thereto.

Disclosures About Market Risk

Interest Rate Risk

TECO Energy is exposed to changes in interest rates primarily as a result of its borrowing activities. TECO Energy or its affiliates may enter into futures, swaps and option contracts, in accordance with the approved risk management policies and procedures, to moderate this exposure to interest rate changes and achieve a desired level of fixed and variable rate debt. As of Mar. 31, 2004, there was no significant change in the company’s exposure to interest rate risk since Dec. 31, 2003.

Credit Risk

Financial instability and significant uncertainties relating to liquidity in the entire merchant energy sector have increased the perceived credit risk. Below is a summary of TECO Energy’s consolidated credit risk exposure to counterparties on energy contracts related to merchant generation activities at Mar. 31, 2004.

(millions) Rating(1)	Exposure Before Credit Collateral(2)	Credit Collateral(3)	Net Exposure	Number of Counterparties >10%(4)	Net Exposure Counterparties >10%(4)
Investment grade	$28.6	$—	$28.6	2	$10.4
Split rating	3.6	—	3.6	1	3.6
Non-investment grade	—	—	—	—	—
No external ratings
(internally rated)
Investment grade	0.1	—	0.1	—	—
Non-investment grade	—	—	—	—	—

Total	$32.3	$—	$32.3	3	$14.0

(1)	Ratings are principally determined based on publicly available credit ratings, as determined by independent ratings agencies. If the counterparty has provided a guarantee by a higher rated entity, the assigned rating is that of the guarantor. Included in Investment grade are those counterparties with a minimum S&P or Fitch’s rating of BBB- or higher and a Moody’s rating of Baa3 or higher.
(2)	Exposure before credit collateral includes the fair value of net energy contract assets for open positions and the net accounts receivable for realized energy contracts. Exposures are offset by a legal counterparty where legally enforceable netting and set-off arrangements are in place.
(3)	Credit collateral is required from time-to-time based on contractual provisions and may generally include cash deposits and letters of credit.
(4)	The number of counterparties that individually, after considering legally enforceable netting arrangements, represent a significant concentration of credit risk (i.e., more than 10% of the total credit exposure). Also, the combined exposure, less credit collateral, if any, of each significant concentration.

Commodity Risk

TECO Energy and its affiliates face varying degrees of exposure to commodity risks—including coal, natural gas, fuel oil and other energy commodity prices. Any changes in prices could affect the prices these businesses charge, their operating costs and the competitive position of their products and services. The company assesses and monitors risk using a variety of state-of-the-art measurement tools. Management uses different risk measurement and monitoring tools based on the degree of exposure of each operating company to commodity risk. As of Mar. 31, 2004, the commodity risk exposure at the Regulated Utilities was not significantly different from that as of Dec. 31, 2003.

Unregulated Companies

Most of the unregulated segments at TECO Energy are subject to significant commodity risk. The unregulated companies do not speculate using derivative instruments. However, not all derivative instruments receive hedge accounting treatment due to the strict requirements and narrow applicability of the accounting literature to dynamic transactions. For TECO Coal, TECO Transport, and Other Unregulated Companies, as of Mar. 31, 2004 there was no significant change from Dec. 31, 2003 for commodity risks.

For TWG Merchant, results of operations are impacted primarily by changes in the market prices for electricity and natural gas. These merchant operations use derivative instruments to reduce the commodity price risk exposure of the merchant plants. The commodity price risk of each plant is managed on both a portfolio and asset-specific basis. As of Mar. 31, 2004, the commodity risk exposure for these merchant operations was not significantly different from that as of Dec. 31, 2003.

The following tables summarize the changes in and the fair value balances of energy derivative assets (liabilities) for the quarter ended Mar. 31, 2004:

Changes in Fair Value of Energy Derivatives (millions)

Net fair value of derivatives as of Dec. 31, 2003	$9.1
Net change in unrealized fair value of derivatives	1.6
Changes in valuation techniques and assumptions	—
Realized net settlement of derivatives	(1.2)

Net fair value of energy derivatives as of Mar. 31, 2004	$9.5

Roll-Forward of Energy Derivative Net Assets (Liabilities) (millions)

Total energy derivative net assets (liabilities) as of Dec. 31, 2003	$9.1
Change in fair value of net derivative assets (liabilities):
Recorded in OCI	(1.2)
Recorded in earnings	4.1
Net option premium payments	(1.4)
Net purchase (sale) of existing contracts	(1.1)

Net fair value of energy derivatives as of Mar. 31, 2004	$9.5

Below is a summary table of sources of fair value, by maturity period, for energy derivative contracts at Mar. 31, 2004.

Maturity and Source of Energy Derivative Contracts Net Assets (Liabilities) at Mar. 31, 2004

Contracts Maturing in	Current	Non-current	Total Fair Value
Source of fair value (millions)
Actively quoted prices	$(0.8)	$—	$(0.8)
Other external sources (1)	9.7	—	9.7
Model prices (2)	0.7	(0.1)	0.6

Total	$9.6	$(0.1)	$9.5

(1)	Information from external sources includes information obtained from OTC brokers, industry price services or surveys and multiple-party on-line platforms.
(2)	Model prices are used for determining the fair value of energy derivatives where price quotes are infrequent or the market is illiquid. Significant inputs to the models are derived from market observable data and actual historical experience.

For all unrealized energy derivative contracts, the valuation is an estimate based on the best available information. Actual cash flows could be materially different from the estimated value upon maturity.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the discussion entitled “Disclosures about Market Risk” in Item 2. Management’s Discussion and Analysis.

Item 4.	CONTROLS AND PROCEDURES

TECO Energy, Inc.

(a)	Evaluation of Disclosure Controls and Procedures. TECO Energy’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of TECO Energy’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, TECO Energy’s disclosure controls and procedures are effective and designed to ensure that the information relating to TECO Energy (including its consolidated subsidiaries) required to be included in TECO Energy’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods.

(b)	Changes in Internal Controls. There have not been any changes in TECO Energy’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, such controls.

Tampa Electric Company

(a)	Evaluation of Disclosure Controls and Procedures. Tampa Electric Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of Tampa Electric’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, Tampa Electric’s disclosure controls and procedures are effective and designed to ensure that the information relating to Tampa Electric (including its consolidated subsidiaries) required to be included in Tampa Electric’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods.

(b)	Changes in Internal Controls. There have not been any significant changes in Tampa Electric’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, such controls.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

TM Delmarva Power Arbitration and Related Proceeding

A dispute resulting in an arbitration proceeding was brought against a TWG subsidiary, TM Delmarva Power, L.L.C. (TMDP), by the non-equity member, NCP of Virginia, L.L.C. (NCP), in the Commonwealth Chesapeake Project (CCC). The arbitration panel, in a 2-to-1 decision, found in favor of NCP and issued an interim award on Dec. 17, 2002 and, after several briefing cycles and a reopened hearing, issued its final award in September 2003.

Under the award, TMDP is obligated to acquire NCP’s voting and other rights, pay NCP interest on the deemed acquisition price from a pre-determined date, and pay NCP’s legal fees as prescribed under the final award. The forced acquisition created a pre-tax loss, recorded in the third quarter of 2003, of $32.0 million, representing the excess of the purchase price over the fair value of the interests acquired. TMDP is seeking to vacate the arbitration award in the U.S. District Court for the District of Columbia and has not yet paid the amount of the award. As of Mar. 31, 2004, the company has reserved, but not yet paid, for the full $47.9 million, representing the maximum payment obligation for the award plus accrued interest. The vacatur proceeding is still pending, and is expected to be completed in the second half of 2004.

Following a letter from the non-equity member raising issues that are related to the subject of the arbitration proceeding, the Securities and Exchange Commission has requested information in connection with an informal inquiry. The company is in the process of responding to that request and intends to cooperate fully.

Other Actions

There have been no significant developments since Dec. 31, 2003.

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits—See index on page 57.

(b)	Reports on Form 8-K

TECO Energy, Inc. filed or furnished the following reports on Form 8-K during the first quarter of 2004.

1.	Current Report on Form 8-K of Feb. 2, 2004, filing under “Item 5. Other Events”, to announce that TECO Energy, the Union and Gila River project companies and the lending banks had entered into a standstill agreement through Feb. 5, 2004 relating to matters covered by the Suspension Agreement.

2.	Current Report on Form 8-K of Feb. 5, 2004, filing under “Item 5. Other Events”, to announce TECO Energy’s decision to exit from its ownership of the Union and Gila River projects and to cease further funding of these plants.

3.	Current Report on Form 8-K of Feb. 9, 2004, furnishing under “Item 12. Results of Operations and Financial Condition”, financial results for the three-month and twelve-month periods ended Dec. 31, 2003.

4.	Current Report on Form 8-K of Mar. 3, 2004, furnishing under “Item 12. Results of Operations and Financial Condition”, revised 2003 financial results for TECO Energy, Inc.

TECO Energy, Inc. furnished the following report on Form 8-K subsequent to Mar. 31, 2004.

1.	Current Report on Form 8-K of Apr. 28, 2004, furnishing under “Item 12. Results of Operations and Financial Condition”, financial results for the three-month period ended Mar. 31, 2004.

Tampa Electric Company did not file any reports on Form 8-K during or subsequent to the first quarter of 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 7th day of May, 2004.

TECO ENERGY, INC. (Registrant)

Date: May 7, 2004	By:	/s/ G. L. GILLETTE

G. L. GILLETTE Senior Vice President—Finance and Chief Financial Officer (Principal Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 7th day of May, 2004.

TAMPA ELECTRIC COMPANY (Registrant)

Date: May 7, 2004	By:	/s/ G. L. GILLETTE

G. L. GILLETTE Senior Vice President—Finance and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description	Page No.

3.1	Articles of Incorporation of TECO Energy, Inc., as amended on April 30, 1993 (Exhibit 3, Form 10-Q for the quarter ended Mar. 31, 1993 of TECO Energy, Inc., File No. 1-8180).	*

3.2	Bylaws of TECO Energy, Inc., as amended effective Jan. 18, 2001 (Exhibit 3.2, Form 10-K for the year ended Dec. 31, 2000 of TECO Energy, Inc., File No. 1-8180).	*

3.3	Articles of Incorporation of Tampa Electric Company (Exhibit 3, Registration Statement No. 2-70653 of Tampa Electric Company, File No. 1-5007).	*

3.4	Bylaws of Tampa Electric Company, as amended effective April 16, 1997 (Exhibit 3, Form 10-Q for the quarter ended June 30, 1997 of Tampa Electric Company, File No. 1-5007).	*

10.1	Amended and Restated Guarantee, dated as of Mar. 12, 2004, by TECO Energy, Inc. and TECO Transport Corporation, jointly and severally in favor of the Guaranteed Parties as defined therein.	[	]

10.2	TECO Energy, Inc. 2004 Equity Incentive Plan. **	[	]

12.1	Ratio of Earnings to Fixed Charges—TECO Energy, Inc.	[	]

12.2	Ratio of Earnings to Fixed Charges—Tampa Electric Company.	[	]

31.1	Certification of the Chief Executive Officer of TECO Energy, Inc. pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	[	]

31.2	Certification of the Chief Financial Officer of TECO Energy, Inc. pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	[	]

31.3	Certification of the Chief Executive Officer of Tampa Electric Company pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	[	]

31.4	Certification of the Chief Financial Officer of Tampa Electric Company to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	[	]

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of TECO Energy, Inc. pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)	[	]

32.2	Certification of the Chief Executive Officer and Chief Financial Officer of Tampa Electric Company pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)	[	]

(1)	This certification accompanies the Quarterly Report on Form 10-Q and is not filed as part of it.
*	Indicates exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference. Exhibits filed with periodic reports of TECO Energy, Inc. and Tampa Electric Company were filed under Commission File Nos. 1-8180 and 1-5007, respectively.
**	Indicates a compensatory plan in which executive officers of TECO Energy, Inc. may participate in.