Form 10-K/A
period 2003-12-31
TAMPA ELECTRIC CO; TECO ENERGY INC
filed 2004-05-12
CIK 96271, 350563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File No.	Exact name of each Registrant as specified in its charter, state of incorporation, address of principal executive offices, telephone number	I.R.S. Employer Identification Number
1-8180	TECO ENERGY, INC.	59-2052286
(a Florida corporation) TECO Plaza 702 N. Franklin Street Tampa, Florida 33602 (813) 228-4111

1-5007	TAMPA ELECTRIC COMPANY	59-0475140
(a Florida corporation) TECO Plaza 702 N. Franklin Street Tampa, Florida 33602 (813) 228-4111

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
TECO Energy, Inc.
Common Stock, $1.00 par value	New York Stock Exchange
Common Stock Purchase Rights	New York Stock Exchange
Equity Security Units	New York Stock Exchange

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

The aggregate market value of TECO Energy, Inc.’s common stock held by nonaffiliates of the registrant as of June 30, 2003 was $2,117,879,345.

The aggregate market value of Tampa Electric Company’s common stock held by nonaffiliates of the registrant as of June 30, 2003 was zero.

The number of shares of TECO Energy, Inc.’s common stock outstanding as of February 29, 2004 was 188,175,926. As of February 29, 2004, there were 10 shares of Tampa Electric Company’s common stock issued and outstanding, all of which were held, beneficially and of record, by TECO Energy, Inc.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of TECO Energy, Inc.’s 2003 Annual Report are incorporated by reference into Parts II and IV.

Portions of the Definitive Proxy Statement relating to the 2004 Annual Meeting of Shareholders of TECO Energy, Inc. are incorporated by reference into Part III.

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

Index to Exhibits on Page 40

		Page No.

EXPLANATORY NOTE		3

PART II -	Item 8. Financial Statements and Supplementary Data TECO Energy, Inc.	4-5
	Tampa Electric Company	6-31

PART IV -	Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K	32-38

SIGNATURES		39

INDEX TO EXHIBITS		40

EXPLANATORY NOTE

This Amendment No. 1 of the Combined Annual Report on Form 10-K of TECO Energy, Inc. and Tampa Electric Company (Form 10-K/A) for the year ended Dec. 31, 2003 is being filed to correct typographical mistakes which were inadvertently included in the Combined Annual Report of TECO Energy, Inc. and Tampa Electric Company (Form 10-K) for the year ended Dec. 31, 2003, as originally filed. The typographical mistakes are summarized below and were contained in the (a) TECO Energy, Inc. Consolidated Financial Statements included in the TECO Energy 2003 Annual Report to Shareholders which was included as Exhibit 13 of Item 15(a)(1) of the Form 10-K (and incorporated by reference into Items 6, 7, 7A and 8 of the Form 10-K) and (b) the Tampa Electric Company Consolidated Financial Statements included in Item 8 of the Form 10-K.

Summary of Corrections

1.	Item 8. Tampa Electric Company Note 13 - Segment Information on page 28 in the Tampa Electric Company Notes to the Consolidated Financial Statements: 2002 Net income for Peoples Gas was corrected to “$24.2” from “$100.4”. The “$24.2” was properly reflected in Tampa Electric Company’s Form 10-K for the year ended Dec. 31, 2002 and was properly reflected in TECO Energy, Inc.’s Form 10-K for the year ended Dec. 31, 2003.
2.	Exhibit 13. Note 19 - Segment Information on page 61 in the TECO Energy, Inc. Notes to Consolidated Financial Statements:

a.	Amounts with respect to (Benefit) provision for taxes have been corrected for TWG Merchant, Other Unregulated and Eliminations and Other for all years. Amounts with respect to benefit or provision for taxes have been corrected for TECO Coal in 2002 and 2001.
b.	Amounts with respect to Interest charges have been corrected for TWG Merchant and Other Unregulated in 2003.
c.	Footnote 6 has been corrected to remove the reference to the asset impairment charge related to turbines, which is a component of the charges disclosed in Footnote 7.

PART II

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

TECO ENERGY, INC.

Information responding to Item 8 for TECO Energy, Inc., appears in the 2003 Annual Report under the following headings: Consolidated Financial Statements — Consolidated Balance Sheets, Consolidated Financial Statements — Consolidated Statements Of Income, Consolidated Financial Statements — Consolidated Statements of Comprehensive Income, Consolidated Financial Statements — Consolidated Statements of Cash Flows, Consolidated Financial Statements — Consolidated Statements of Common Equity, Notes to the Consolidated Financial Statements, and Report of Independent Certified Public Accountants, which information is hereby incorporated by reference and filed as part of Exhibit 13 to this report.

Page No.

Report of Independent Certified Public Accountants on Financial Statement Schedules	5

Financial Statement Schedule I — Condensed Parent Company Financial Statements	33-36

Financial Statement Schedule II — Valuation and Qualifying Accounts and Reserves for the years ended Dec. 31, 2003, 2002 and 2001	37

Signatures	39

All other financial statement schedules have been omitted since they are not required, are inapplicable or the required information is presented in the financial statements or notes thereto.

Report of Independent Certified Public Accountants on Financial Statement Schedules

To the Board of Directors of TECO Energy, Inc.:

Our audits of the consolidated financial statements referred to in our report dated March 2, 2004 appearing in the 2003 Annual Report to Shareholders of TECO Energy, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K/A) also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K/A. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Tampa, Florida

March 2, 2004

TAMPA ELECTRIC COMPANY

All other financial statement schedules have been omitted since they are not required, are inapplicable or the required information is presented in the financial statements or notes thereto.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Tampa Electric Company:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Tampa Electric Company and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a) (2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Tampa, Florida

March 2, 2004

TAMPA ELECTRIC COMPANY

CONSOLIDATED BALANCE SHEETS

Assets (millions) Dec. 31,	2003	2002
Property, plant and equipment
Utility plant in service
Electric	$4,693.5	$4,310.8
Gas	778.2	746.7
Construction work in progress	470.0	768.5

Property, plant and equipment, at original costs	5,941.7	5,826.0
Accumulated depreciation	(1,808.2)	(1,720.4)

	4,133.5	4,105.6
Other property	3.7	7.9

Total property, plant and equipment	4,137.2	4,113.5

Current assets
Cash and cash equivalents	33.6	6.9
Receivables, less allowance for uncollectibles of $1.1 million and $1.1 million at Dec. 31, 2003 and 2002, respectively	186.0	186.5
Inventories
Fuel, at average cost	71.2	79.1
Materials and supplies	43.8	48.1
Prepayments and other	22.8	18.4

Total current assets	357.4	339.0

Deferred debits
Deferred income taxes	133.5	133.3
Unamortized debt expense	23.2	23.7
Regulatory assets	188.3	163.2
Other	0.1	5.6

Total deferred debits	345.1	325.8

Total assets	$4,839.7	$4,778.3

The accompanying notes are an integral part of the consolidated financial statements.

TAMPA ELECTRIC COMPANY

CONSOLIDATED BALANCE SHEETS (continued)

Liabilities and capital (millions) Dec. 31,	2003	2002
Capital
Common stock	$1,376.8	$1,535.1
Retained earnings	274.9	302.9

Total capital	1,651.7	1,838.0
Long-term debt, less amount due within one year	1,590.9	1,345.6

Total capitalization	3,242.6	3,183.6

Current liabilities
Long-term debt due within one year	6.1	81.0
Notes payable	—	10.5
Accounts payable	167.9	178.8
Customer deposits	101.4	94.6
Interest accrued	26.7	18.3
Taxes accrued	82.9	46.9

Total current liabilities	385.0	430.1

Deferred credits
Deferred income taxes	474.5	483.1
Investment tax credits	22.6	27.1
Regulatory liabilities	560.2	538.7
Other	154.8	115.7

Total deferred credits	1,212.1	1,164.6

Total liabilities and capital	$4,839.7	$4,778.3

The accompanying notes are an integral part of the consolidated financial statements.

TAMPA ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(millions) For the years ended Dec. 31,	2003	2002	2001
Revenues
Electric (includes franchise fees and gross receipts taxes of $64.4 million in 2003, $63.5 million in 2002, and $56.0 million in 2001)	$1,585.4	$1,582.5	$1,411.8
Gas (includes franchise fees and gross receipts taxes of $13.3 million in 2003, $10.3 million in 2002, and $15.1 million in 2001)	408.4	318.1	352.9

Total revenues	$1,993.8	1,900.6	1,764.7

Expenses
Operations
Fuel	443.3	424.1	346.5
Purchased power	234.9	253.7	209.7
Cost of natural gas sold	224.0	148.9	186.4
Other	257.7	256.4	249.1
Maintenance	94.3	112.0	103.2
Depreciation	243.0	220.1	201.3
Restructuring charges	14.0	16.6	—
Taxes, federal and state income	94.0	100.3	97.7
Taxes, other than income	136.7	132.6	129.3

Total expenses	1,741.9	1,664.7	1,523.2

Income from operations	251.9	235.9	241.5

Other (expense) income
Allowance for other funds used during construction	19.8	24.9	6.6
Other income, net	1.2	1.5	4.1
Asset impairment (net of income tax benefit of $30.7 million)	(48.9)	—	—
Total other (expense) income	(27.9)	26.4	10.7
Interest charges
Interest on long-term debt	102.7	77.5	62.5
Other interest	5.5	(1.6)	15.2
Allowance for borrowed funds used during construction	(7.6)	(9.6)	(2.6)

Total interest charges	100.6	66.3	75.1

Net income	$123.4	$196.0	$177.1

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(millions) For the years ended Dec. 31,	2003	2002	2001
Net income	$123.4	$196.0	$177.1

Other comprehensive (loss) income, net of tax
Net unrealized gain (loss) on cash flow hedges	—	0.1	(0.1)

Other comprehensive income (loss), net of tax	—	0.1	(0.1)

Comprehensive income	$123.4	$196.1	$177.0

The accompanying notes are an integral part of the consolidated financial statements.

TAMPA ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(millions) For the years ended Dec. 31,	2003	2002	2001
Cash flows from operating activities
Net income	$123.4	$196.0	$177.1
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	243.0	220.1	201.3
Deferred income taxes	(23.9)	23.6	(2.0)
Investment tax credits, net	(4.6)	(4.4)	(4.5)
Allowance for funds used during construction	(27.4)	(34.5)	(9.2)
Loss on sales of assets, pre-tax	0.8	—	—
Asset impairment, pre-tax	79.6	—	—
Deferred recovery clause	(27.3)	72.2	(19.0)
Refunded to customers	—	(6.4)	—
Receivables, less allowance for uncollectibles	0.5	(19.8)	19.1
Inventories	12.2	(7.2)	(10.8)
Prepayments and other deposits	(3.1)	(2.4)	(9.2)
Taxes accrued	36.0	(10.4)	(14.3)
Interest accrued	8.4	2.3	(18.1)
Accounts payable	(10.8)	43.1	(52.4)
Other	70.4	2.5	35.2

Cash flows from operating activities	477.2	474.7	293.2

Cash flows from investing activities
Capital expenditures	(331.7)	(685.7)	(499.3)
Allowance for funds used during construction	27.4	34.5	9.2
Net proceeds from sales of assets	4.3	—	—

Cash flows from investing activities	(300.0)	(651.2)	(490.1)

Cash flows from financing activities
Proceeds from contributed capital from parent	—	217.0	170.0
Return of contributed capital to parent	(158.3)	—	—
Proceeds from long-term debt	250.0	689.3	250.0
Repayment of long-term debt	(80.3)	(302.4)	(54.4)
Net (decrease) increase in short-term debt	(10.5)	(238.5)	17.8
Payment of dividends	(151.4)	(197.4)	(171.8)

Cash flows from financing activities	(150.5)	168.0	211.6

Net (decrease) increase in cash and cash equivalents	26.7	(8.5)	14.7
Cash and cash equivalents at beginning of year	6.9	15.4	0.7

Cash and cash equivalents at end of year	$33.6	$6.9	$15.4

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$109.4	$74.0	$85.3
Income taxes	$61.9	$143.9	$119.9

The accompanying notes are an integral part of the consolidated financial statements.

TAMPA ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

(millions) For the years ended Dec. 31,	2003	2002	2001
Balance, beginning of year	$302.9	$304.3	$299.0
Add: Net income	123.4	196.0	177.1

	426.3	500.3	476.1

Deduct: Cash dividends on capital stock Common	151.4	197.4	171.8

	151.4	197.4	171.8

Balance, end of year	$274.9	$302.9	$304.3

CONSOLIDATED STATEMENTS OF CAPITALIZATION

(millions, except share amounts)	Current Redemption Price	Capital Stock Outstanding Dec. 31,		Cash dividends paid (1)
		Shares	Amount	Per Share	Amount
Common stock — without par value
25 million shares authorized
2003	N/A	10	$1,376.8	N/A	$151.4
2002	N/A	10	$1,535.1	N/A	$197.4

Preferred stock — $100 par value
1.5 million shares authorized, none outstanding

Preferred stock – no par
2.5 million shares authorized, none outstanding

Preference stock – no par
2.5 million shares authorized, none outstanding

(1)	Quarterly dividends paid on Feb. 15, May 15, Aug. 15 and Nov. 15.

The accompanying notes are an integral part of the consolidated financial statements.

TAMPA ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF CAPITALIZATION (continued)

Long-Term Debt (millions) Dec. 31,	Due	2003	2002
Tampa Electric
First mortgage bonds (issuable in series):
7.75% (effective rate of 7.96%)	2022	$75.0	$75.0
6.125% (effective rate of 6.61%)	2003	—	75.0
Installment contracts payable (1):
6.25% Refunding bonds (effective rate of 6.81%) (2)	2034	86.0	86.0
5.85% Refunding bonds (effective rate of 5.88%)	2030	75.0	75.0
5.1% Refunding bonds (effective rate of 5.77%) (3)	2013	60.7	60.7
5.5% Refunding bonds (effective rate of 6.34%) (3)	2023	86.4	86.4
4% (effective rate of 4.22%) (4)	2025	51.6	51.6
4% (effective rate of 4.17%) (4)	2018	54.2	54.2
4.25% (effective rate of 4.44%) (4)	2020	20.0	20.0
Notes: 6.875% (effective rate of 6.98%) (5)	2012	210.0	210.0
6.375% (effective rate of 7.35%) (5)	2012	330.0	330.0
5.375% (effective rate of 5.59%) (5)	2007	125.0	125.0
6.25% (effective rate of 6.31%) (5)	2016	250.0	—

		1,423.9	1,248.9

Peoples Gas System
Senior Notes: (6) 10.35%	2007	3.4	4.2
10.33%	2008	4.8	5.6
10.3%	2009	6.4	7.2
9.93%	2010	6.6	7.4
8.0%	2012	23.3	25.4
Notes: 6.875% (effective rate of 6.98%) (5)	2012	40.0	40.0
6.375% (effective rate of 7.34%) (5)	2012	70.0	70.0
5.375% (effective rate of 5.58%) (5)	2007	25.0	25.0

		179.5	184.8

		1,603.4	1,433.7
Unamortized debt premium (discount), net		(6.4)	(7.1)

		1,597.0	1,426.6
Less amount due within one year (7)		6.1	81.0

Total long-term debt		$1,590.9	$1,345.6

(1)	Tax exempt securities.

(2)	Proceeds of these bonds were used to refund bonds with an interest rate of 9.9% in February 1995. For accounting purposes, interest expense has been recorded using a blended rate of 6.52% on the original and refunding bonds, consistent with regulatory treatment.

(3)	Proceeds on these bonds were used to refund bonds with interest rates of 5.75% to 8%.

(4)	The interest rate on these bonds was fixed for a five-year term on Aug. 5, 2002.

(5)	These notes are subject to redemption in whole or in part, at any time, at the option of the company.

(6)	These long-term debt agreements contain various restrictive covenants, including provisions related to interest coverage, maximum levels of debt-to-total capitalization and limitations on dividends.

(7)	Of the amount due in 2004, $0.8 million may be satisfied by the substitution of property in lieu of cash payments.

A substantial part of the tangible assets of Tampa Electric is pledged as collateral to secure its first mortgage bonds, and certain pollution control equipment is pledged to secure installment contracts payable. Maturities and annual sinking fund requirements of long-term debt for the years 2005, 2006, 2007 and 2008 are $5.5 million, $5.9 million, $156.1 million and $5.7 million, respectively.

TAMPA ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF CAPITALIZATION (continued)

At Dec. 31, 2003, total long-term debt had a carrying amount of $1,590.9 million and an estimated fair market value of $1,697.4 million. The estimated fair market value of long-term debt was based on quoted market prices for the same or similar issues, on the current rates offered for debt of the same remaining maturities, or for long-term debt issues with variable rates that approximate market rates, at carrying amounts. The carrying amount of long-term debt due within one year approximated fair market value because of the short maturity of these instruments.

In April 2003, Tampa Electric issued $250 million of 6.25% Senior Notes due in 2016, in a private placement. Net proceeds of approximately $250 million were used to repay short-term indebtedness and for general corporate purposes. The 6.25% Senior Notes contain covenants that (1) require Tampa Electric Company to maintain, as of the last day of each fiscal quarter, a debt-to-capital ratio, as defined in the agreement, that does not exceed 60%, and (2) prohibit the creation of any liens on any of its property in excess of $787 million in the aggregate, with certain exceptions, as defined, without equally and ratably securing the 6.25% Senior Notes.

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

Planned Major Maintenance

Tampa Electric and PGS expense major maintenance costs as incurred. Concurrent with a planned major maintenance outage, the cost of adding or replacing retirement units-of-property is capitalized in conformity with Florida Public Service Commission (FPSC) and Federal Energy Regulatory Commission (FERC) regulations.

Allowance for Funds Used During Construction (AFUDC)

AFUDC is a non-cash credit to income with a corresponding charge to utility plant which represents the cost of borrowed funds and a reasonable return on other funds used for construction. The rate used to calculate AFUDC is revised periodically to reflect significant changes in Tampa Electric’s cost of capital. The rate was 7.79% for 2003, 2002 and 2001. Total AFUDC for 2003, 2002 and 2001 was $27.4 million, $34.5 million, and $9.2 million, respectively. The base on which AFUDC is calculated excludes construction work-in-progress which has been included in rate base.

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

Revenue Recognition

Tampa Electric Company recognizes revenues consistent with the Securities and Exchange Commission’s Staff Accounting Bulleting (SAB) 104, Revenue Recognition in Financial Statements. The interpretive criteria outlined in SAB 104 are that 1) there is persuasive evidence that an arrangement exists; 2) delivery has occurred or services have been rendered; 3) the fee is fixed and determinable; and 4) collectibility is reasonably assured. Except as discussed below, Tampa Electric Company recognizes revenues on a gross basis when earned for the physical delivery of products or services and the risks and rewards of ownership have transferred to the buyer.

The regulated utilities’ (Tampa Electric and Peoples Gas System) retail businesses and the prices charged to customers are regulated by the FPSC. Tampa Electric’s wholesale business is regulated by FERC. See Note 3 for a discussion of significant regulatory matters and the applicability of Financial Accounting Standard No. (FAS) 71, Accounting for the Effects of Certain Types of Regulation, to the company.

Revenues and Fuel Costs

Revenues include amounts resulting from cost recovery clauses which provide for monthly billing charges to reflect increases or decreases in fuel, purchase power, conservation and environmental costs for Tampa Electric and purchase gas, interstate pipeline capacity and conservation costs for PGS. These adjustment factors are based on costs incurred and projected for a specific recovery period. Any over-recovery or under-recovery of costs plus an interest factor are taken into account in the process of setting adjustment factors for subsequent recovery periods. Over-recoveries of costs are recorded as deferred credits, and under-recoveries of costs are recorded as deferred charges.

Certain other costs incurred by the regulated utilities are allowed to be recovered from customers through prices approved in the regulatory process. These costs are recognized as the associated revenues are billed. The regulated utilities accrue base revenues for services rendered but unbilled to provide a closer matching of revenues and expenses. See Note 3.

As of Dec. 31, 2003 and 2002, unbilled revenues of $45.7 million and $41.3 million, respectively, are included in the “receivables” line item on the balance sheet.

Purchased Power

Tampa Electric purchases power on a regular basis primarily to meet the needs of its retail customers. As a result of the sale of Hardee Power Partners, Ltd. (HPP) in October 2003 (see Notes 14 and 21 to the TECO Energy Consolidated Financial Statements in the 2003 Annual Report), subsequent power purchases from HPP are reflected as non-affiliate purchases by Tampa Electric. Tampa Electric’s long-term power purchase agreement from HPP was not affected by TPS’ sale of HPP. Under the existing agreement, which has been approved by the FERC and FPSC, Tampa Electric has the right to purchase, on average, approximately 52% of the total output of the Hardee power station. Tampa Electric purchased power from non-TECO Energy affiliates, including HPP, at a cost of $234.9 million, $253.7 million, and $209.7 million, respectively, for the years ended Dec. 31, 2003, 2002 and 2001. These purchased power costs are recoverable through an FPSC-approved cost recovery clause.

Depreciation

Tampa Electric provides for depreciation primarily by the straight-line method at annual rates that amortize the original cost, less net salvage value, of depreciable property over its estimated service life. The provision for utility plant in service, expressed as a percentage of the original cost of depreciable property was 4.6% for 2003 and 4.2% for 2002 and 2001. For the year ended Dec. 31, 2003, Tampa Electric recognized depreciation expense of $36.6 million related to accelerated depreciation of certain Gannon power station coal-fired assets, in accordance with a regulatory order issued by the FPSC. Construction work-in-progress is not depreciated until the asset is completed or placed in service.

The implementation of FAS 143, Accounting for Asset Retirement Obligations in 2003 resulted in an increase in the carrying amount of long-lived assets and the reclassification of the accumulated reserve for cost of removal from accumulated depreciation to “Regulatory liabilities,” for all periods presented. The adjusted capitalized amount is depreciated over the remaining useful life of the asset (see Note 4).

Accounting for Excise Taxes, Franchise Fees and Gross Receipts

Tampa Electric Company is allowed to recover certain costs incurred from customers through prices approved by the regulatory process. The amounts included in customers’ bills for franchise fees and gross receipt taxes are included as revenues on the Consolidated Statements of Income. These amounts totaled $77.7 million, $73.8 million and $71.7 million, for the years ended Dec. 31, 2003, 2002 and 2001, respectively. Franchise fees and gross receipt taxes payable by the regulated utilities are included as an expense on the Consolidated Statements of Income in “Taxes, other than income”. For the years ended Dec. 31, 2003, 2002 and 2001, these totaled $77.5 million, $73.7 million and $71.0 million, respectively.

Excise taxes paid by the regulated utilities are not material and are expenses when incurred.

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

In accordance with FAS 144, the company assesses whether there has been impairment of its long-lived assets and certain intangibles held and used by the company when such impairment indicators exist. Indicators of impairment existed for certain long-term turbine purchase contracts, triggering a requirement to ascertain the recoverability of these assets using undiscounted cash flows before interest expense. See Note 7 for specific details regarding the results of these assessments.

Restrictions on Dividend Payments and Transfer of Assets

Tampa Electric’s first mortgage bond indenture and certain long-term debt at PGS contain restrictions that limit the payment of dividends and distributions on the common stock of Tampa Electric Company. Tampa Electric’s first mortgage bond indenture does not limit loans or advances. As of Dec. 31, 2003 and 2002, the balances restricted as to transfers from Tampa Electric to TECO Energy under the first mortgage bonds were 3% and 20%, respectively, of consolidated common equity. Tampa Electric’s new credit facilities include a covenant limiting cumulative distributions and outstanding affiliate loans.

See Notes 5 and 14 for a more detailed description of significant financial covenants.

2. Derivatives and Hedging

From time to time, Tampa Electric Company enters into futures, forwards, swaps and option contracts to limit the exposure to price fluctuations for physical purchases and sales of natural gas in the course of normal operations.

The company uses derivatives only to reduce normal operating and market risks, not for speculative purposes. The company’s primary objective is to reduce the impact of market price volatility on ratepayers, and uses derivative instruments primarily to optimize the value of physical assets, including generation capacity, natural gas production and natural gas delivery.

The risk management policies adopted by the company provide a framework through which management monitors various risk exposures. Daily and periodic reporting of positions and other relevant metrics are performed by a centralized risk management group which is independent of all operating companies.

Effective Jan. 1, 2001, the company adopted FAS 133, Accounting for Derivative Instruments and Hedging Activities. The new standard requires companies to recognize derivatives as either assets or liabilities in the financial statements, to measure those instruments at fair value, and to reflect the changes in the fair value of those instruments as either components of other comprehensive income (OCI) or in net income, depending on the designation of those instruments. The changes in fair value that are recorded in OCI are not immediately recognized in current net income. As the underlying hedged transaction matures or the physical commodity is delivered, the deferred gain or the loss on the related hedging instrument must be reclassified from OCI to earnings based on its value at the time of its reclassification. For effective hedge transactions, the amount reclassified from OCI to earnings is offset in net income by the amount paid or received on the underlying physical transaction. Additionally, amounts deferred in OCI related to an effective designated cash flow hedge must be reclassified to current earnings if the anticipated hedged transaction is no longer probable of occurring.

At Dec. 31, 2003 and 2002, respectively, the company had derivatives assets of $4.8 million and $3.5 million. The amounts recorded in accumulated other comprehensive income (OCI), as of Dec. 31, 2003 and 2002, are fully offset by regulatory assets or liabilities to reflect the impact of the fuel recovery clause on the results of hedging activities.

For the years ended Dec. 31, 2003, 2002 and 2001, Tampa Electric Company reclassified from OCI to earnings, pre-tax gains (losses) of $3.2 million, $0.2 million and $(0.7) million, respectively. Amounts reclassified were primarily related to cash flow hedges of physical purchases of natural gas. For these types of hedge relationships, the gain or loss on the derivative, reclassified from OCI to earnings, is offset by a regulatory asset or liability, reflecting the fact that all fuel hedging activity is subject to the fuel recovery clause (see Note 3).

Based on the fair values of derivatives at Dec. 31, 2003, pre-tax gains of $4.8 million are expected to be reversed from OCI to the Consolidated Statements of Income within the next twelve months. However, these gains and other future reclassifications from OCI will fluctuate with movements in the underlying market price of the derivative instruments. The company does not currently have any cash flow hedges for transactions forecasted to take place in periods subsequent to 2004.

3. Regulatory

As discussed in Note 1, Tampa Electric’s and PGS’ retail business are regulated by the FPSC.

Base Rate – Tampa Electric

Since the expiration, in 1999, of agreements entered into in 1996 with Florida’s Office of Public Counsel (OPC) and the Florida Industrial Power Users Group (FIPUG), which were approved by the FPSC, Tampa Electric is not under a new stipulation to stabilize prices while securing fair earnings opportunities. Tampa Electric’s rates and allowed return on equity (ROE) range of 10.75 percent to 12.75 percent with a midpoint of 11.75 percent are in effect until such time as changes are occasioned by an agreement approved by the FPSC or other PFSC actions as a result of rate other proceedings initiated by Tampa Electric, FPSC staff or other interest parties. Tampa Electric expects to continue earnings within its allowed ROE range.

Tampa Electric has not sought a base rate increase to recover the investment in the Bayside Power Station, of which phase one entered service in April 2003.

Cost Recovery – Tampa Electric

2003 Proceedings

In February 2003, Tampa Electric filed a request for an additional fuel cost adjustment of almost $61 million due to continued increases in the cost of natural gas and oil and the plan to phase out Gannon Units 1 through 4 in 2003. In March 2003, the FPSC approved Tampa Electric’s new fuel rates as well as new fuel rates for the other peninsular Florida investor-owned utilities.

In September 2003, Tampa Electric filed with the FPSC for approval of fuel and purchased power, capacity, environmental and conservation cost recovery rates for the period January through December 2004. In November, the FPSC approved Tampa Electric’s requested changes except for the lower coal transportation rate as a results of a new contract with TECO Transport described below. The resulting rates include the impacts of increased use of natural gas at the Bayside Power Station and the collection of $91 million for under recovery of fuel expense for 2002 and 2003. The filing also included estimated waterborne transportation rates for coal transportation services (see Note 12). The FPSC did not allow the recovery of $8.4 million it characterized as savings from shutting down the Gannon Station earlier than originally planned which the FPSC deemed generated operations and maintenance savings. The rates include projected costs associated with environmental projects required under the Florida Department of Environmental Protection (FDEP) Consent Final Judgment (see Note 14 for additional details regarding these environmental matters). The costs associated with this disallowance were recognized in 2003.

Tampa Electric filed its objection to the disallowance of the recovery of the $8.4 million and a motion asking FPSC to reconsider its decision because all facts and law were not taken into account. The motion was filed on Jan. 6, 2004, and a decision on this matter is expected in the first quarter of 2004. See Regulation – Cost Recovery Clauses section of MD&A.

As part of the regulatory process, it is reasonably likely that third parties may intervene on this or similar matters in the future. The company is unable to predict the timing, nature or impact of such future actions.

Base Rate – Peoples Gas

On June 27, 2002, PGS filed a petition with the FPSC to increase its service rates. The requested rates would have resulted in a $22.6 million annual base revenue increase, reflecting a ROE mid-point of 11.75 percent.

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

Cost Recovery – Peoples Gas

In November 2003, the FPSC approved rates under Peoples’ Gas Purchased Gas Adjustment (PGA) cap factor for the period January 2004 through December 2004. The PGA is a factor that can vary monthly due to changes in actual fuel costs but is not anticipated to exceed the annual cap.

Other Items

Coal Transportation Contract

Tampa Electric’s contract for coal transportation and storage services with TECO Transport expired on Dec. 31, 2003. In June 2003, Tampa Electric issued a Request For Proposal (RFP) to potential providers requesting services for the next five years. The result of the RFP process was the execution of a new contract between Tampa Electric and TECO Transport with market rates supported by the results of the RFP and an independent expert in maritime transportation matters. The prudence of the RFP process and final contract is expected to be reviewed by the FPSC in May 2004, with a decision expected in July 2004.

Regional Transmission Organization (RTO)

In October 2002, the RTO process involving the proposed formation of GridFlorida, LLC, as initiated in response to the Federal Regulatory Commission’s (FERC’s) continuing effort to affect open access to transmission facilities in large regional markets, was delayed when the OPC filed an appeal with the Florida Supreme Court asserting that the FPSC could not relinquish its jurisdictional responsibility to regulate the IOUs and the approval of GridFlorida would result in such a relinquishment. Oral arguments occurred in May 2003, and the Florida Supreme Court dismissed the OPC appeal citing that it was premature because certain portions of the FPSC GridFlorida order are not final.

In September 2003, a joint meeting of the FERC and FPSC took place to discuss wholesale market and RTO issues related to GridFlorida and in particular federal/state interactions. The FPSC has scheduled a series of collaborative meetings with all interested parties upon their conclusion, will set items for hearing and a hearing schedule. This is expected to occur throughout 2004.

Regulatory Assets and Liabilities

Tampa Electric and PGS maintain their accounts in accordance with recognized policies of the FPSC. In addition, Tampa Electric maintains its accounts in accordance with recognized policies prescribed or permitted by the FERC. These policies conform with generally accepted accounting principles in all material respects.

Tampa Electric and PGS apply the accounting treatment permitted by FAS 71, Accounting for the Effects of Certain Types of Regulation. Areas of applicability include deferral of revenues under approved regulatory agreements; revenue recognition resulting from cost recovery clauses that provide for monthly billing charges to reflect increases or decreases in fuel; purchased power, conservation and environmental costs; and deferral of costs as regulatory assets when cost recovery is ordered over a period longer than a fiscal year, to the period that the regulatory agency recognizes them. Details of the regulatory assets and liabilities as of Dec. 31, 2003 and 2002 are presented in the following table:

Regulatory Assets and Liabilities (millions)

Dec. 31,	2003	2002
Regulatory assets:
Regulatory tax asset (1)	$63.3	$54.9
Other:
Cost recovery clauses	59.7	34.7
Coal contract buy-out (2)	2.7	5.4
Deferred bond refinancing costs (3)	32.2	35.9
Environmental remediation	20.7	20.3
Competitive rate adjustment	5.3	7.4
Other	4.4	4.6

	125.0	108.3

Total regulatory assets	$188.3	$163.2

Regulatory liabilities:
Regulatory tax liability (1)	$29.9	$36.6
Other:
Deferred allowance auction credits	1.9	2.1
Recovery clause related	—	2.2
Environmental remediation	20.7	20.3
Transmission and distribution storm reserve	40.0	36.0
Deferred gain on property sales (4)	1.9	0.9
Accumulated reserve – cost of removal	462.2	440.6
Other	3.6	—

	530.3	502.1

Total regulatory liabilities	$560.2	$538.7

(1)	Related primarily to plant life. Includes excess deferred taxes of $17.0 million and $20.9 million as of Dec. 31, 2003 and 2002, respectively.

(2)	Amortized over a 10-year period ending December 2004.

(3)	Unamortized refinancing costs:

Related to debt transactions as follows (millions):	Amortized until:
$ 50.0	2004
$ 51.6	2005
$ 22.1	2007
$ 25.0	2011
$ 50.0	2011
$150.0	2012
$150.0	2012
$ 85.9	2014
$ 25.0	2021
$100.0	2022

(4)	Amortized over a 5-year period with various ending dates.

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

For year ended Dec. 31, 2003, accretion expense associated with asset retirement obligations for Tampa Electric Company was not material. During this period, no new retirement obligations were incurred and no significant revisions to estimated cash flows used in determining the recognized asset retirement obligations were necessary. FAS 143 was not effective for years ended Dec. 31, 2002 and 2001.

As regulated utilities, Tampa Electric and PGS must file depreciation and dismantlement studies periodically and receive approval from the FPSC before implementing new depreciation rates. Included in approved depreciation rates is either an implicit net salvage factor or a cost of removal factor, expressed as a percentage. The net salvage factor is principally comprised of two components – a salvage factor and a cost of removal or dismantlement factor. The company uses current cost of removal or dismantlement factors as part of the estimation method to approximate the amount of cost of removal in accumulated depreciation.

Upon adoption of FAS 143 at Jan. 1, 2003, the estimated accumulated cost of removal and dismantlement included in net accumulated depreciation at Dec. 31, 2003 and 2002 of $462.2 million and $440.6 million, respectively, was reclassified to a regulatory liability for all periods presented (see also Note 3). For Tampa Electric and PGS, the original cost of utility plant retired or otherwise disposed of and the cost of removal, or dismantlement, less salvage value are charged to accumulated depreciation and the accumulated cost of removal reserve reported as a regulatory liability, respectively.

5. Short-Term Debt

At Dec. 31, 2003 and 2002, the following credit facilities and related borrowings existed:

Credit Facilities	Dec. 31, 2003			Dec. 31, 2002
(millions)	Credit Facilities	Borrowings Outstanding	Letters of Credit Outstanding	Credit Facilities	Borrowings Outstanding	Letters of Credit Outstanding
Recourse:
Tampa Electric:
1-year facility	$125.0	$—	$—	$300.0	$—	$—
3-year facility	125.0	—	—	—	—	—

Total	$250.0	$—	$—	$300.0	$—	$—

The credit facility requires commitment fees of 20 basis points, and drawn amounts are charged interest at LIBOR 105-117.5 basis points, depending upon the amount of the draw, at current ratings. Notes payable at Dec. 31, 2002 consisted of $10.5 million of commercial paper with a weighted average interest rate of 1.86%. There were no notes payable at Dec. 31, 2003.

On Nov. 7, 2003, Tampa Electric replaced its maturing $300 million credit facility with a $125 million one-year credit facility and a $125 million three-year credit facility, maturing in November 2004 and November 2006, respectively. In addition to the financial covenants described below and in Notes 1 and 14, the two new facilities include a covenant limiting cumulative distributions after Oct. 31, 2003 and outstanding loans to its parent to an amount representing an accumulation of net income after May 31, 2003 and capital contributions from the parent after Oct. 31, 2003, plus $450 million.

6. Common Stock

Tampa Electric Company is a wholly-owned subsidiary of TECO Energy, Inc.

	Common Stock		Issue Expense
(millions, except per share amounts)	Shares	Amount		Total
Balance Dec. 31, 2000	10	$1,148.8	$(0.7)	$1,148.1
Contributed capital from parent	—	170.0	—	170.0

Balance Dec. 31, 2001	10	1,318.8	(0.7)	1,318.1
Contributed capital from parent	—	217.0	—	217.0

Balance Dec. 31, 2002	10	1,535.8	(0.7)	1,535.1
Contributed capital returned to parent	—	(158.3)	—	(158.3)

Balance Dec. 31, 2003	10	$1,377.5	$(0.7)	$1,376.8

7. Asset Impairments

In 2003, Tampa Electric Company recorded a $48.9 million after-tax charge ($79.6 million pre-tax) to reflect the impact of the cancellation of turbine purchase commitments. As reported previously and in Note 12, certain turbine rights had been transferred from Other Unregulated operations of TECO Energy to Tampa Electric in 2002 for use in Tampa Electric’s generation expansion activities. These cancellations, made in April 2003, fully terminate all turbine purchase obligations.

8. Restructuring Costs

In September and October of 2003, TECO Energy announced a corporate reorganization to restructure the company along functional lines, consistent with its objectives to grow the core utility operation, maintain liquidity, generate cash and maximize the value in the existing assets. As a result of these actions, TECO Energy is now aligned to provide for centralized oversight along functional lines for power plant operations, energy delivery, energy management, and human resources and technology/support services. The 2003 actions included the involuntary termination or retirement of 232 employees at Tampa Electric Company, including officers and other personnel from operations and support services.

In 2002, TECO Energy initiated a restructuring program that impacted approximately 182 employees at Tampa Electric. This program included retirements, the elimination of positions and other cost control measures. The total costs associated with this program included severance, salary continuation and other termination and retirement benefits.

Tampa Electric recognized a pre-tax expense of $14.0 million and $16.6 million for accrued benefits and other termination and retirement benefits for the years ended Dec. 31, 2003 and 2002, respectively. Tampa Electric Company completed these restructuring activities as of Dec. 31, 2003. As of Dec. 31, 2003 and 2002, respectively, no adjustments were made to the benefits initially accrued for and $8.4 million and $16.6 million, respectively, of the accrued benefits were paid or otherwise settled.

9. Income Tax Expense

Tampa Electric Company is included in the filing of a consolidated federal income tax return with TECO Energy and its affiliates. Tampa Electric Company’s income tax expense is based upon a separate return computation. Income tax expense consists of the following components:

Income Tax Expense

(millions)	Federal	State	Total
2003
Currently payable	$74.9	$17.6	$92.5
Deferred	(16.0)	(7.9)	(23.9)
Amortization of investment tax credits	(4.6)	—	(4.6)

Total income tax expense	$54.3	$9.7	64.0

Included in other income, net			(30.0)

Included in operating expenses			$94.0

2002
Currently payable	$66.7	$14.9	$81.6
Deferred	23.2	0.4	23.6
Amortization of investment tax credits	(4.4)	—	(4.4)

Total income tax expense	$85.5	$15.3	100.8

Included in other income, net			0.5

Included in operating expenses			$100.3

2001
Currently payable	$88.6	$15.7	$104.3
Deferred	(1.3)	(0.7)	(2.0)
Amortization of investment tax credits	(4.4)	—	(4.4)

Total income tax expense	$82.8	$15.0	97.9
Included in other income, net			0.2

Included in operating expenses			$97.7

Deferred taxes result from temporary differences in the recognition of certain liabilities or assets for tax and financial reporting purposes. The principal components of the company’s deferred tax assets and liabilities recognized in the balance sheet are as follows:

Deferred Income Tax Assets and Liabilities

(millions) Dec. 31,	2003	2002
Deferred tax assets (1)
Property related	$93.6	$90.3
Leases	3.1	3.5
Insurance reserves	20.5	17.7
Early capacity payments	3.5	6.0
Other	12.8	15.8

Total deferred income tax assets	133.5	133.3

Deferred income tax liabilities (1)
Property related	(500.0)	(502.8)
Other	25.5	19.7

Total deferred income tax liabilities	(474.5)	(483.1)

Accumulated deferred income taxes	$(341.0)	$(349.8)

(1)	Certain property related assets and liabilities have been netted.

The total income tax provisions differ from amounts computed by applying the federal statutory tax rate to income before income taxes for the following reasons:

Effective Income Tax Rate

(millions)	2003	2002	2001
Net income (1)	$123.4	$196.0	$177.1
Total income tax provision (1)	64.0	100.8	97.9

Income before income taxes (1)	$187.4	$296.8	$275.0

Income taxes on above at federal statutory rate of 35%	$65.6	$103.8	$96.2
Increase (decrease) due to
State income tax, net of federal income tax	6.3	10.0	9.8
Amortization of investment tax credits	(4.6)	(4.4)	(4.5)
Equity portion of AFUDC	(7.0)	(8.7)	(2.3)
Other	3.7	0.1	(1.3)

Total income tax provision	$64.0	$100.8	$97.9

Provision for income taxes as a percent of income before income taxes	34.2%	34.0%	35.6%

(1)	Includes $48.9 million after-tax ($79.6 million pre-tax) charges associated with cancellation of turbine purchase commitments noted above.

10. Other Comprehensive Income

Tampa Electric Company reported the following comprehensive income (loss) for the years ended Dec. 31, 2003, 2002 and 2001 related to changes in the fair value of cash flow hedges:

Comprehensive income (loss) (millions)	Gross	Tax	Net
2003
Unrealized gain on cash flow hedges	$3.2	$1.2	$2.0
Less: Gain reclassified to net income	(3.2)	(1.2)	(2.0)

Total other comprehensive income (loss)	$—	$—	$—

2002
Unrealized gain on cash flow hedges	$0.3	$0.1	$0.2
Less: Gain reclassified to net income	(0.2)	(0.1)	(0.1)

Total other comprehensive income (loss)	$0.1	$—	$0.1

2001
Unrealized (loss) on cash flow hedges	$(0.8)	$(0.3)	$(0.5)
Less: Loss reclassified to net income	0.7	0.3	0.4

Total other comprehensive income (loss)	$(0.1)	$—	$(0.1)

11. Employee Postretirement Benefits

Pension Benefits

Tampa Electric Company is a participant in the comprehensive retirement plans of TECO Energy (multi-employer plans), including a non-contributory defined benefit retirement plan which covers substantially all employees. Where appropriate and reasonably determinable, the portion of expenses, income, gains or losses allocable to Tampa Electric Company are presented. Otherwise, such amounts presented reflect the amount allocable to all participants of the TECO Energy retirement plans. Benefits are based on employees’ age, years of service and final average earnings. On Apr. 1, 2000, the plan was amended to provide for benefits to be earned and payable substantially on a lump sum basis through an age and service credit schedule for eligible participants leaving the company on or after July 1, 2001. Other significant provisions of the plan, such as eligibility, definitions of credited service, final average earnings, etc., were largely unchanged. This amendment resulted in decreased pension expense at TECO Energy of approximately $0.8 million in 2001 and a reduction of benefit obligation of $6.2 million at Sept. 30, 2001.

TECO Energy’s policy is to fund the plan within the guidelines set by ERISA for the minimum annual contribution and the maximum allowable as a tax deduction by the IRS. In 2004, TECO Energy expects to make a contribution of about $14.2 million, of which Tampa Electric Company’s portion is expected to be about $9.1 million.

Amounts disclosed for pension benefits also include the unfunded obligations for the supplemental executive retirement plan, non-qualified, non-contributory defined benefit retirement plans available to certain senior management. In 2004, TECO Energy expects to make a contribution of about $1.7 million to these plans. TECO Energy reported other comprehensive loss of $43.9 million and $4.4 million in 2003 and 2002, respectively and other comprehensive income of $0.3 million in 2001 related to adjustments to the minimum pension liability associated with the supplemental executive retirement plan.

The asset allocation for the company’s pension plan as of Sept. 30, 2003 and 2002, and the target allocation for 2004, by asset category, follows:

Asset Allocation

	Target Allocation of 2004	Percentage of Plan Assets at Sept. 30,
Asset category		2003	2002
Equities	55% – 60%	57%	53%
Fixed income	40% – 45%	43%	47%
Real Estate	—	—	—
Other	—	—	—

Total	—	100%	100%

TECO Energy’s investment objective is to obtain above average returns while minimizing volatility of expected returns over the long term. The target equities/fixed income mix is designed to meet investment objectives. TECO Energy’s strategy is to hire proven managers and allocate assets to reflect a mix of investment styles, emphasize preservation of principal to minimize the impact of declining markets, and stay fully invested except for cash to meet benefit payment obligations and plan expense.

The assumptions for the expected return on plan assets were developed based on an analysis of historical market returns, the plan’s past experience and current market conditions. Estimates of future market returns are lower than actual long-term historical returns of the plan but were factored into the expected return on asset assumptions to generate a conservative forecast.

In 2001, TECO Energy elected to change the measurement date for pension obligations and plan assets from Dec. 31 to Sep. 30. The effect of this accounting change was not material.

Components of net pension expense, reconciliation of the funded status and the accrued pension liability are presented below for TECO Energy consolidated.

Pension Benefit Expense

(millions)	2003	2002	2001
Components of net periodic benefit expense
Service cost (benefits earned during the period)	$14.3	$11.8	$11.2
Interest cost on projected benefit obligations	30.8	28.7	27.9
Expected return on assets	(42.1)	(42.9)	(42.0)
Amortization of:
Transition obligation (asset)	(1.1)	(1.1)	(1.1)
Prior service cost (benefit)	(0.5)	(0.5)	(0.5)
Actuarial (gain) loss	1.4	(3.7)	(4.4)

Pension expense (benefit)	2.8	(7.7)	(8.9)
Special termination benefit charge	—	2.7	—
Additional amounts recognized	—	—	—

Net pension expense (benefit) recognized in the
TECO Energy Consolidated Statements of Income(1)	$2.8	$(5.0)	$(8.9)

Assumptions used to determine net costs
Discount rate	6.75%	7.50%	7.50%
Rate of compensation increase	4.82%	4.66%	4.69%
Expected return on plan assets	9.00%	9.00%	9.00%

(1)	Tampa Electric Company’s portion was $(1.9) million, ($7.8) million and ($10.4) million for 2003, 2002 and 2001, respectively.

The following table shows the funded status of the qualified and non-qualified pension plans for which the projected obligation exceeds the fair value to the plan assets:

Pension Plans – Projected Obligation Exceeds Plan Assets

(millions) Dec. 31,	2003	2002
Projected benefit obligation	$554.5	$455.1
Fair value of plan assets	391.8	371.9

Projected obligation in excess of plan assets	$162.7	$83.2

Accumulated benefit obligation	$480.0	$400.8

As of Dec. 31, 2003, for the qualified and non-qualified pension plans, the accumulated obligation exceeded the fair value of the plan assets. As of Dec. 31, 2002, the accumulated obligation exceeded the fair value of the plan assets for only the non-qualified pension plan. The table below shows the funded status at the end of 2003 and 2002 for the respective plans:

Pension Plans – Accumulated Obligation Exceeds Plan Assets

(millions) Dec. 31,	2003	2002(1)
Projected benefit obligation	$480.0	$32.8
Fair value of plan assets	391.8	—

Accumulated obligation in excess of plan assets	$88.2	$32.8

Accumulated benefit obligation	$554.5	$41.3

(1)	In 2002 only the non-qualified plan is presented due to the fact that the fair value of plan assets exceeded the accumulated obligation for the qualified plan.

Reconciliation of the funded status of the retirement plan and the accrued pension prepayment/(liability)

(millions)	2003	2002
Change in benefit obligation
Net benefit obligation at prior measurement date	$455.1	$382.3
Service cost	14.3	11.8
Interest cost	30.8	28.7
Actuarial loss	89.7	58.3
Plan amendments	—	1.1
Special termination benefits	—	2.7
Curtailment	(1.9)	—
Gross benefits paid	(33.5)	(29.8)

Net benefit obligation at measurement date	$554.5	$455.1

Change in plan assets
Fair value of plan assets at prior measurement date	$371.9	$428.0
Actual return on plan assets	51.7	(24.9)
Employer contributions	1.7	1.7
Gross benefits paid (including expenses)	(33.5)	(32.9)

Fair value of plan assets at measurement date	$391.8	$371.9

Funded status
Fair value of plan assets	$391.8	$371.9
Benefit obligation	554.5	455.1

Funded status at measurement date	(162.7)	(83.2)
Net contributions after measurement date	6.7	0.4
Unrecognized net actuarial loss	165.6	88.9
Unrecognized prior service cost (benefit)	(6.9)	(7.4)
Unrecognized net transition obligation (asset)	(1.4)	(2.5)

Accrued liability at end of year	$1.3	$(3.8)

Amounts recognized in the statement of financial position
Prepaid benefit cost	$16.9	$14.8
Accrued benefit cost	(15.7)	(18.5)
Additional minimum liability	(82.7)	(13.8)
Intangible asset	1.3	1.5
Accumulated other comprehensive income	81.5	12.2

Net amount recognized at end of year	$1.3	$(3.8)

Assumptions used in determining actuarial valuations
Discount rate to determine projected benefit obligation	6.00%	6.75%
Rate of increase in compensation levels	4.25%	9.0%

Other Postretirement Benefits

Tampa Electric provides certain postretirement health care and life insurance benefits for substantially all employees retiring after age 50 meeting certain service requirements. The company contribution toward health care coverage for most employees who retired after the age of 55 between Jan. 1, 1990 and June 30, 2001 is limited to a defined dollar benefit based on years of service. On April 1, 2000, the company adopted changes to this program for participants retiring from the company on or after July 1, 2001. The company contribution toward pre-65 and post-65 health care coverage for most employees retiring on or after July 1, 2001 is limited to a defined dollar benefit based on an age and service schedule. The impact of this amendment, including a change in the company’s commitment for future retirees combined with a grandfathering provision for current retired participants, resulted in a reduction in the benefit obligation of $1.4 million in 2001. In 2004, TECO Energy expects to make a contribution of about $9.5 million to this program. Postretirement benefit levels are substantially unrelated to salary. The company reserves the right to terminate or modify the plans in whole or in part at any time.

On Dec. 8, 2003, President Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act). Beginning in 2006, the new law adds prescription drug coverage to Medicare, with a 28% tax-free subsidy to encourage employers to retain their prescription drug programs for retirees, along with other key provisions. TECO Energy’s current retiree medical program for those eligible for Medicare (generally over age 65) includes coverage for prescription drugs. The company is continuing to analyze the potential impact the Act may have on the company’s FAS 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, expense and what, if any, plan design changes should be made with respect to the company’s retiree medical program in response to the Act.

The following charts summarize the income statement and balance sheet impact, as well as the benefit obligations, assets, funded status and rate assumptions associated with other postretirement benefits.

Other Postretirement Benefit Expense

(millions)	2003	2002	2001
Components of net periodic benefit expense
Service cost (benefits earned during the period)	$2.6	$2.4	$2.3
Interest cost on projected benefit obligations	9.3	8.6	8.4
Amortization of:
Transition obligation (straight line over 20 years)	2.1	2.1	2.1
Prior service cost	1.7	1.7	1.7
Actuarial loss	1.0	0.1	0.3

Pension expense	16.7	14.9	14.8
Special termination benefits	—	0.6	—
Additional amounts recognized	0.1	(0.1)	—

Net periodic postretirement benefit expense	$16.8	$15.4	$14.8

The accumulated postretirement benefit obligation exceeds plan assets for the postretirement health and welfare benefits plan.

Reconciliation of the funded status of the postretirement benefit plan and the accrued liability

(millions)	2003	2002
Change in benefit obligation
Net benefit obligation at prior measurement date	$138.8	$114.8
Service cost	2.6	2.4
Interest cost	9.3	8.6
Plan participants’ contributions	1.0	0.8
Actuarial loss	3.1	17.3
Special termination benefits	—	0.6
Gross benefits paid	(8.0)	(5.7)

Net benefit obligation at measurement date	$146.8	$138.8

Change in plan assets
Fair value of plan assets at prior measurement date	—	—
Employer contributions	7.0	4.9
Plan participants contributions	1.0	0.8
Gross benefits paid (including expenses)	(8.0)	(5.7)

Fair value of plan assets at measurement date	$—	$—

Funded status
Funded status at measurement date	$(146.8)	$(138.8)
Net contributions after measurement date	1.8	1.5
Unrecognized net actuarial loss	31.5	29.5
Unrecognized prior service cost	18.7	20.3
Unrecognized net transition obligation	19.0	21.1

Accrued liability at end of year	$(75.8)	$(66.4)

Assumptions Used in Determining Actuarial Valuations
Discount rate to determine projected benefit obligation	6.00%	6.75%

Employer contributions and benefits paid in the above tables include both those amounts contributed directly to, and paid directly from both plan assets and directly to plan participants. The assumed health care cost trend rate for medical costs was 11.5% in 2003 and decreases to 5.0% in 2013 and thereafter.

A 100 basis point increase in the medical trend rates would produce a 3 percent ($0.4 million) increase in the aggregate service and interest cost for 2003, and a 4 percent ($5.4 million) increase in the accumulated postretirement benefit obligation as of Sept. 30, 2003.

A 100 basis point decrease in the medical trend rates would produce a 2 percent ($0.3 million) decrease in the aggregate service and interest cost for 2003 and a 2 percent ($3.5 million) decrease in the accumulated postretirement benefit obligation as of Sept. 30, 2003.

12. Related Party Transactions

In February 2002, Tampa Electric and TECO-Panda Generating Company (TPGC) II, an affiliate of TECO Wholesale Generation, entered into an assignment and assumption agreement under which Tampa Electric obtained TPGC II’s rights and interests to four combustion turbines being purchased from General Electric, and assumed the corresponding liabilities and obligations for such equipment. In accordance with the terms of the assignment and assumption agreement, Tampa Electric paid $62.5 million to TPGC II as reimbursement for amounts already paid to General Electric by TPGC II for such equipment. No gain or loss was incurred on the transfer. In the first quarter of 2003, Tampa Electric recorded a $48.9 million after-tax charge related to the cancellation of these turbine purchase commitments (see Note 7).

In the second and third quarters of 2003, Tampa Electric returned approximately $158 million of capital to TECO Energy. TECO Energy had previously contributed capital to Tampa Electric in support of Tampa Electric’s construction program in the wholesale business, which was subsequently scaled back.

In October 2003, Tampa Electric signed a five-year contract renewal with a TECO Energy affiliate company, TECO Transport Corporation, for integrated waterborne fuel transportation services effective Jan. 1, 2004. The contract calls for inland river and ocean transportation along with river terminal storage and blending services for up to 5.5 million tons of coal annually through 2008. See Note 3 for additional details.

A summary of activities between Tampa Electric Company and its affiliates follows:

Net transactions with affiliates:

(millions)	2003	2002	2001
Fuel and interchange related, net	$152.4	$144.9	$162.0
Administrative and general, net	$13.7	$10.7	$22.1

Amounts due from or to affiliates of the company at Dec. 31,

(millions)	2003	2002
Accounts receivable (1)	$4.5	$6.6
Accounts payable (1)	$13.3	$23.6

(1)	Accounts receivable and accounts payable were incurred in the ordinary course of business and do not bear interest

13. Segment Information

Tampa Electric Company is a public utility operating within the state of Florida. Through its Tampa Electric division, it is engaged in the generation, purchase, transmission, distribution and sale of electric energy to more than 612,000 customers in West Central Florida. Its Peoples Gas System division is engaged in the purchase, distribution and marketing of natural gas for more than 299,000 residential, commercial, industrial and electric power generation customers in the state of Florida.

Segment Information

(millions)	Tampa Electric		Peoples Gas	Other & Eliminations	Tampa Electric Company
2003
Revenues – outsiders	$1,582.7		$408.4	$—	$1,991.1
Sales to affiliates	3.4		—	(0.7)	2.7

Total revenues	$1,586.1		$408.4	$(0.7)	$1,993.8
Depreciation	210.3		32.7	—	243.0
Restructuring costs(1)	9.9		4.1	—	14.0
Interest charge	85.0		15.6	—	100.6
Provision for taxes	48.1	(2)	15.2	—	63.3	(2)
Net income	$98.9		$24.5	$—	$123.4

Total assets	4,191.3		651.5	(7.1)	4,835.7
Capital expenditures	$289.1		$42.6	$—	$331.7

2002
Revenues – outsiders	$1,548.9		$318.1	$—	$1,867.0
Sales to affiliates	34.3		—	(0.7)	33.6

Total revenues	$1,583.2		$318.1	$(0.7)	$1,900.6
Depreciation	189.8		30.5	(0.2)	220.1
Restructuring costs(2)	16.6		—	—	16.6
Interest charge	51.5		14.8	—	66.3
Provision for taxes	85.7		14.7	—	100.4
Net income	$171.8		$24.2	$—	$196.0

Total assets	4,135.0		650.2	(6.9)	4,778.3
Capital expenditures	$632.2		$53.4	$—	$685.6

2001
Revenues – outsiders	$1,380.1		$352.9	$—	$1,733.0
Sales to affiliates	32.6		—	(0.9)	31.7

Total revenues	$1,412.7		$352.9	$(0.9)	$1,764.7
Depreciation	173.4		27.9	—	201.3
Restructuring costs	—		—	—	—
Interest charge	60.8		14.3	—	75.1
Provision for taxes	83.5		14.2	—	97.7
Net income	$154.0		$23.1	$—	$177.1

Total assets	3,693.0		605.0	(6.0)	4,292.0
Capital expenditures	$426.3		$73.0	$—	$499.3

(1)	See Note 8 for a discussion of restructuring charges in 2003 and 2002.

(2)	Net income for 2003 includes a $48.9 million after-tax charge (79.6 million pre-tax) asset impairment charge related to the turbine purchase cancellations (see Note 7).

14. Commitments and Contingencies

Capital Investments

For 2004, Tampa Electric expects to spend $182.9 million, consisting of $9.4 million (committed as of Dec. 31, 2003) for the completion of the repowering project at the Gannon Station, $18.2 million for environmental expenditures and $155.3 million to support system growth and generation reliability. Tampa Electric’s estimated capital expenditures over the 2005-2008 period are projected to be $1,006.4 million, including $323.8 million for environmental expenditures.

Capital expenditures for PGS are expected to be about $40 million in 2004 and $160 million during the 2005-2008 period. Included in these amounts are approximately $25 million annually for projects associated with customer growth and system expansion. The remainder represents capital expenditures for ongoing maintenance and system safety.

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

From time to time Tampa Electric Company is involved in various other legal, tax and regulatory proceedings before various courts, regulatory commissions, and governmental agencies in the ordinary course of its business. Where appropriate, accruals are made in accordance with FAS 5, Accounting for Contingencies, to provide for matters that are reasonably likely to result in an estimable, material loss. While the outcome of such proceedings is uncertain, management does not believe that the ultimate resolution of pending matters will have a material adverse effect on the company’s results of operations or financial condition.

Superfund and Former Manufactured Gas Plant Sites

Tampa Electric Company, through its Tampa Electric and Peoples Gas divisions, is a potentially responsible party for certain superfund sites and, through its Peoples Gas division, for certain former manufactured gas plant sites. While the joint and several liability associated with these sites presents the potential for significant response costs, as of Dec. 31, 2003, Tampa Electric Company has estimated its ultimate financial liability to be $20 million, and this amount has been accrued in the company’s financial statements. The environmental remediation costs associated with these sites, which are expected to be paid over many years, are not expected to have a significant impact on customer prices.

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

Allocation of the responsibility for remediation costs among Tampa Electric and other potentially responsible parties (PRPs) is based on each party’s relative ownership interest in or usage of a site. Accordingly, Tampa Electric’s share of remediation costs varies with each site. In virtually all instances where other PRPs are involved, those PRPs are considered creditworthy.

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

Long Term Commitments

Tampa Electric Company has commitments under long-term operating leases, primarily for building space, office equipment and heavy equipment. Total rental expense included in the Consolidated Statements of Income for the years ended Dec. 31, 2003, 2002 and 2001 was $6.2 million, $6.1 million and $6.1 million, respectively. The following table is a schedule of future minimum lease payments at Dec. 31, 2003 for all operating leases with noncancelable lease terms in excess of one year:

Future Minimum Lease Payments for Operating Leases

Year ended Dec. 31:	Amount (millions)
2004	$4.6
2005	4.6
2006	4.1
2007	2.5
2008	0.3
Later Years	0.2

Total minimum lease payments	$16.3

In 1994, Tampa Electric bought out a long-term coal supply contract which would have expired in 2004 for a lump sum payment of $25.5 million. In February 1995, the FPSC authorized the recovery of this buy-out amount plus carrying costs through the Fuel and Purchase Power Cost Recovery Clause over the 10-year period beginning Apr. 1, 1995. In each of the years 2003, 2002 and 2001, $2.7 million of buy-out costs were amortized to expense.

Guarantees and Letters of Credit

On Jan. 1, 2003, Tampa Electric Company adopted the prospective initial measurement provisions for certain types of guarantees, in accordance with FASB Interpretation No. (FIN) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34). Upon issuance or modification of a guarantee after Jan. 1, 2003, the company must determine if the obligation is subject to either or both of the following:

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

As of Dec. 31, 2003, Tampa Electric Company had outstanding letters of credit of $0.9 million, which guarantee performance to third parties related to debt service.

Tampa Electric Company also enters into commercial agreements in the normal course of business that typically contain standard indemnification clauses. Tampa Electric Company may sometimes agree to make payments to compensate or indemnify the counterparty for legal fees, environmental remediation costs and other similar costs arising from possible future events or changes in laws or regulations. These agreements cover a variety of goods and services, and have varying triggering events dependent on actions by third parties.

Tampa Electric Company is unable to estimate the maximum potential future exposure under these clauses because the events that would obligate Tampa Electric Company have not occurred, or if such event has occurred, Tampa Electric Company has not been notified of any occurrence. As claims are made or changes in laws or regulations indicate, an amount related to the indemnification is reflected in the financial statements.

Financial Covenants

A summary of Tampa Electric’s significant financial covenants is as follows:

Tampa Electric Significant Financial Covenants

(millions) Instrument	Financial Covenant (1)	Requirement/ Restriction	Calculation at Dec. 31, 2003
Tampa Electric
Mortgage bond indenture	Dividend restriction	Cumulative distributions cannot exceed cumulative net income plus $4	$5 unrestricted(2)

PGS senior notes	EBIT/interest(3) Restricted payments Funded debt/capital Sale of assets	Minimum of 2.0 times Shareholder equity at least $500 Cannot exceed 65% Less than 20% of total assets	3.5 times $1,652 50.5% —%

Credit facility	Debt/capital EBITDA/interest (3) Restriction on distributions	Cannot exceed 60% Minimum of 2.5 times Limit on cumulative distributions and outstanding affiliate loans(4)	49.2% 5.8 times $483 unrestricted

6.25% senior notes	Debt/capital Limit on liens	Cannot exceed 60% Cannot exceed $787	49.2% $362

(1)	As defined in applicable instrument.

(2)	Reflects the determination as of Dec. 31, 2003, after giving effect to $158 million distributed to TECO Energy as a return of capital during 2003. There were $75 million of callable bonds outstanding under the indenture at Dec. 31, 2003.

(3)	EBIT generally represents earnings before interest and taxes. EBITDA generally represents EBIT before depreciation and amortization. However, in each circumstance, the term is subject to the definition prescribed under the relevant legal agreements.

(4)	Limits cumulative distributions after Oct. 31, 2003 and outstanding affiliate loans to an amount representing an accumulation of net income after May 31, 2003 and capital contributions from the parent after Oct. 31, 2003, plus $450 million.

15. New Accounting Pronouncements

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

In particular, FAS 149 incorporates the conclusions previously reached in 2001 under DIG Issue C10, “Can Option Contracts and Forward Contracts with Optionality Features Qualify for the Normal Purchases and Normal Sales Exception”, and DIG Issue C15, “Normal Purchases and Normal Sales Exception for Certain Option-Type Contracts and Forward Contracts in Electricity”. In limited circumstances, when the criteria are met and documented, Tampa Electric Company designates option-type and forward contracts in electricity as a normal purchase or normal sale (NPNS) exception to FAS 133. A contract designated and documented as qualifying for the NPNS exception is not subject to the measurement and recognition requirements of FAS 133. The incorporation of the conclusions reached under DIG Issues C10 and C15 into the standard will not have a material impact on the consolidated financial statements of Tampa Electric Company.

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

This standard is effective for all financial instruments entered into or modified after May 31, 2003, and for all other financial instruments at the beginning of the first interim period beginning after June 15, 2003. The adoption of FAS 150 has had no material impact on the consolidated financial statements.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	Certain Documents Filed as Part of this Form 10-K/A

1.	Financial Statements

TECO Energy, Inc. Financial Statements – Filed as part of the amended Exhibit 13 of this report, and is hereby incorporated by reference.

Tampa Electric Company Financial Statements – See index on page 4.

2.	Financial Statement Schedules

Condensed Parent Company Financial Statements Schedule I – pages 33-36

TECO Energy, Inc. Schedule II – page 37

Tampa Electric Company Schedule II – page 38

3.	Exhibits – See index on page 40

(c)	The exhibits filed as part of this Form 10-K/A and listed on the Exhibit Index immediately preceding such Exhibits. The Exhibit Index is incorporated herein by reference.

All other schedules and exhibits not indicated above are contained in the Combined Annual Report of TECO Energy, Inc. and Tampa Electric Company (Form 10-K) for the year ended Dec. 31, 2003, as originally filed.

SCHEDULE I – CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

TECO ENERGY, INC.

PARENT COMPANY ONLY

Condensed Balance Sheets

(millions)
Dec. 31,	2003	2002
Assets
Current assets
Cash and cash equivalents	$28.0	$370.9
Restricted cash	6.9	—
Advances to affiliates	3,078.4	2,380.1
Accounts receivable from affiliates	3.4	—
Other current assets	11.4	13.0

Total current assets	3,128.1	2,764.0

Other assets
Investment in subsidiaries	1,381.5	2,646.2
Deferred income taxes	293.5	220.7
Other assets	46.7	46.3

Total other assets	1,721.7	2,913.2

Total assets	$4,849.8	$5,677.2

Liabilities and capital
Current liabilities
Notes payable	$37.5	$350.0
Accounts payable to affiliates	0.3	19.1
Accounts payable	21.9	32.3
Interest payable	19.2	21.4
Other current liabilities	9.1	4.5

Total current liabilities	88.0	427.3

Other liabilities
Advances from affiliates	233.9	221.0
Deferred income taxes	117.4	—
Long-term debt
Junior subordinated	669.3	669.3
Others	1,958.8	1,656.5
Other liabilities	104.7	91.4

Total other liabilities	3,084.1	2,638.2

Capital
Common equity	187.8	175.8
Additional paid in capital	1,220.8	1,094.5
Retained earnings	339.5	1,413.7
Accumulated other comprehensive income	(55.8)	(41.2)

Common equity	1,692.3	2,642.8
Unearned compensation	(14.6)	(31.1)

Total capital	1,677.7	2,611.7

Total liabilities and capital	$4,849.8	$5,677.2

The accompanying notes are an integral part of the condensed financial statements.

SCHEDULE I – CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

TECO ENERGY, INC.

PARENT COMPANY ONLY

Condensed Statements of Income

(millions) For the years ended Dec. 31,	2003	2002	2001
Revenues	$4.4	$6.7	$2.0
Expenses
Administrative and general expenses	7.2	8.6	6.8
Restructuring charges	2.6	—	—

Total expenses	9.8	8.6	6.8

Income from operations	(5.4)	(1.9)	(4.8)
Loss on debt extinguishment	—	(34.1)	—
(Losses) earnings from investments in subsidiaries	(873.2)	363.8	308.7
Interest income (expense)
Interest income
Affiliates	139.3	120.0	72.9
Interest expense
Affiliates	(43.0)	(40.1)	(17.5)
Others	(171.9)	(103.4)	(56.6)

Total interest expense	(75.6)	(23.5)	(1.2)

(Loss) income before income taxes	(954.2)	304.3	302.7
(Benefit) for income taxes	(48.0)	(25.8)	(1.0)

Net (loss) income from operations	(906.2)	330.1	303.7
Cumulative effect of change in accounting principle, net of tax	(3.2)	—	—

Net (loss) income	$(909.4)	$330.1	$303.7

The accompanying notes are an integral part of the condensed financial statements.

SCHEDULE I – CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

TECO ENERGY, INC.

PARENT COMPANY ONLY

Condensed Statements of Cash Flows

(millions) For the years ended Dec. 31,	2003	2002	2001
Cash flows from operating activities	$10.2	$(82.4)	$(128.0)
Cash flows from investing activities
Investment in subsidiaries	156.7	(232.4)	(408.2)
Dividends from subsidiaries	296.0	316.1	307.6
Net change in affiliate advances	(741.2)	(1,230.8)	(841.3)

Cash flows from investing activities	(288.5)	(1,147.1)	(941.9)

Cash flows from financing activities
Dividends to shareholders	(165.2)	(215.8)	(184.2)
Common stock	136.6	572.6	348.4
Proceeds from long-term debt – others	296.8	1,510.9	1,012.2
Repayment of long-term debt – others	—	(600.0)	(153.2)
Net increase (decrease) in short-term debt	(312.5)	350.0	—
Equity contract adjustment payments	(20.3)	(15.3)	—

Cash flows from financing activities	(64.6)	1,602.4	1,023.2

Net (decrease) increase in cash and cash equivalents	(342.9)	372.9	(46.7)
Cash and cash equivalents at beginning of period	370.9	(2.0)	44.7

Cash and cash equivalents at end of period	$28.0	$370.9	$(2.0)

The accompanying notes are an integral part of the condensed financial statements.

SCHEDULE I – CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

TECO ENERGY, INC.

PARENT COMPANY ONLY

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	Basis of Presentation

TECO Energy, Inc., on a stand alone basis, (the parent company) has accounted for majority-owned subsidiaries using the equity basis of accounting. These financial statements are presented on a condensed basis. Additional disclosures relating to the parent company financial statements are included under the heading Notes to Consolidated Financial Statements in the 2003 Annual Report, which information is hereby incorporated by reference and filed as part of Exhibit 13.

The use of estimates is inherent in the preparation of financial statements in accordance with generally accepted accounting principles. Actual results could differ from those estimates.

2.	Long-term Obligations

See Note 7 to the TECO Energy Consolidated Financial Statements for a description and details of long-term debt obligations of the parent company. The preferred securities on TECO Energy’s consolidated balance sheet are reflected as junior subordinated debt, as discussed in Note 7 to the TECO Energy Consolidated Financial Statements, of $669.3 million on the parent company’s financial statements.

3.	Commitments and Contingencies

See Note 20 to the TECO Energy Consolidated Financial Statements for a description of all material contingencies and guarantees outstanding of the parent company.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

TECO ENERGY, INC

For the Years Ended Dec. 31, 2003, 2002 and 2001

(millions)

	Balance at Beginning of Period	Additions			Deductions(1)	Balance at End of Period
		Charged to Income	Other Charges
Allowance for Uncollectible Accounts:
2003	$6.6	$7.0	$(1.8	)(2)	$7.3	$4.5
2002	$7.1	$9.4	$0.3		$10.2	$6.6
2001	$8.7	$8.1	$(0.3)		$9.4	$7.1

(1) Write-off of individual bad debt accounts (2) Includes $1.1 of bad debt reserves for Prior Energy and BGA that were moved to assets held for sale

Restructuring Cost Reserve Accounts:
2003	$6.0	$24.6	$—		$19.9	$10.7
2002	$0.2	$17.8	$—		$12.0	$6.0
2001	$2.3	$0.1	$—		$2.2	$0.2

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

TAMPA ELECTRIC COMPANY

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

For the Years Ended Dec. 31, 2003, 2002 and 2001

(millions)

	Balance at Beginning of Period	Additions		Deductions(1)	Balance at End of Period
		Charged to Income	Other Charges
Allowance for Uncollectible Accounts:
2003	$1.1	$4.4	$—	$4.4	$1.1
2002	$1.6	$7.7	$—	$8.2	$1.1
2001	$2.0	$7.2	$—	$7.6	$1.6

(1) Write-off of individual bad debt accounts

Restructuring Cost Reserve Accounts:
2003	$5.1	$14.0	$—	$13.4	$5.7
2002	$0.2	$16.6	$—	$11.7	$5.1
2001	$2.3	$0.1	$—	$2.2	$0.2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of May.

TECO ENERGY, INC.

By:	/s/ G. L. GILLETTE
G. L. GILLETTE,
Senior Vice President-Finance and Chief Financial Officer

TAMPA ELECTRIC COMPANY

By:	/s/ G. L. GILLETTE
G. L. GILLETTE,
Senior Vice President-Finance and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description	Page No.

13.	TECO Energy 2003 Annual Report to Shareholders, as amended	[	]

23.1	Consent of Independent Certified Public Accountants – TECO Energy, Inc.	[	]

23.2	Consent of Independent Certified Public Accountants – Tampa Electric Company	[	]

31.1	Certification of the Chief Executive Officer of TECO Energy, Inc. pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	[	]

31.2	Certification of the Chief Financial Officer of TECO Energy, Inc. pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	[	]

31.3	Certification of the Chief Executive Officer of Tampa Electric Company pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	[	]

31.4	Certification of the Chief Financial Officer of Tampa Electric Company pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	[	]

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of TECO Energy, Inc. pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)	[	]

32.2	Certification of the Chief Executive Officer and Chief Financial Officer of Tampa Electric Company pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)	[	]

(1)	This certification accompanies the Annual Report on Form 10-K and is not filed as part of it.