Form 10-Q
period 2004-06-30
TAMPA ELECTRIC CO; TECO ENERGY INC
filed 2004-08-06
CIK 96271, 350563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

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
(813) 228-1111

1-5007	TAMPA ELECTRIC COMPANY	59-0475140
(a Florida corporation)
TECO Plaza
702 N. Franklin Street
Tampa, Florida 33602
(813) 228-1111

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

YES ☐    NO ☒

Number of shares of TECO Energy, Inc.’s common stock outstanding as of July 31, 2004 was 188,546,686.

As of July 31, 2004, there were 10 shares of Tampa Electric Company’s common stock issued and outstanding, all of which were held, beneficially and of record, by TECO Energy, Inc.

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

Index to Exhibits appears on page 54

PART I. FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS

TECO ENERGY, INC.

In the opinion of management, the unaudited consolidated financial statements include all adjustments that are of a recurring nature and necessary to present fairly the financial position of TECO Energy, Inc. and subsidiaries as of June 30, 2004 and Dec. 31, 2003, and the results of their operations and cash flows for the periods ended June 30, 2004 and 2003. The results of operations for the three-month and six-month periods ended June 30, 2004 are not necessarily indicative of the results that can be expected for the entire fiscal year ending Dec. 31, 2004. References should be made to the explanatory notes affecting the consolidated financial statements contained in TECO Energy, Inc.’s Annual Report on Form 10-K for the year ended Dec. 31, 2003 and to the notes on pages 9 through 25 of this report.

TECO ENERGY, INC.

Consolidated Balance Sheets

Unaudited

(millions, except share amounts)	June 30, 2004	Dec. 31, 2003
Assets
Current assets
Cash and cash equivalents	$85.6	$108.2
Restricted cash	49.5	51.4
Receivables, less allowance for uncollectibles of $5.4 million and $4.5 million at June 30, 2004 and Dec. 31, 2003, respectively	331.4	280.4
Current derivative assets	15.4	21.1
Inventories, at average cost
Fuel	75.9	88.2
Materials and supplies	80.2	82.5
Prepayments and other current assets	119.8	68.6
Assets held for sale	117.0	169.4

Total current assets	874.8	869.8

Property, plant and equipment
Utility plant in service
Electric	5,085.4	5,245.6
Gas	791.4	778.1
Construction work in progress	795.4	1,151.1
Other property	881.5	865.4

Property, plant and equipment, at original cost	7,553.7	8,040.2
Accumulated depreciation	(2,031.8)	(2,361.2)

Total property, plant and equipment (net)	5,521.9	5,679.0

Other assets
Deferred income taxes	1,000.3	1,051.5
Other investments	11.5	16.5
Regulatory assets	160.3	188.3
Investment in unconsolidated affiliates	247.9	343.5
Goodwill	71.2	71.2
Deferred charges and other assets	143.9	165.1
Assets held for sale	2,061.3	2,077.4

Total other assets	3,696.4	3,913.5

Total assets	$10,093.1	$10,462.3

The accompanying notes are an integral part of the consolidated financial statements.

TECO ENERGY, INC.

Consolidated Balance Sheets – continued

Unaudited

(millions, except share amounts)	June 30, 2004	Dec. 31, 2003
Liabilities and capital
Current liabilities
Long-term debt due within one year
Recourse	$5.3	$6.1
Non-recourse	8.6	25.5
Notes payable	30.0	37.5
Accounts payable	299.4	313.8
Customer deposits	104.4	101.4
Current derivative liabilities	9.2	12.0
Interest accrued	61.8	56.6
Taxes accrued	165.9	149.9
Liabilities associated with assets held for sale	1,570.0	1,544.4

Total current liabilities	2,254.6	2,247.2

Other liabilities
Deferred income taxes	418.1	498.0
Investment tax credits	21.3	22.8
Regulatory liabilities	569.5	560.2
Deferred credits and other liabilities	361.7	364.1
Liabilities associated with assets held for sale	674.1	697.8
Long-term debt, less amount due within one year
Recourse	3,591.4	3,660.3
Non-recourse	14.8	83.2
Junior subordinated	669.3	649.1
Minority interest	2.9	1.9

Total other liabilities	6,323.1	6,537.4

Commitments and contingencies (see Note 15)
Capital
Common equity (400 million shares authorized; par value $1; 188.5 million shares and 187.8 million shares outstanding at June 30, 2004 and Dec. 31, 2003, respectively)	188.5	187.8
Additional paid in capital	1,226.2	1,220.8
Retained earnings	162.4	339.5
Accumulated other comprehensive income	(52.4)	(55.8)

Common equity	1,524.7	1,692.3
Unearned compensation	(9.3)	(14.6)

Total capital	1,515.4	1,677.7

Total liabilities and capital	$10,093.1	$10,462.3

The accompanying notes are an integral part of the consolidated financial statements.

TECO ENERGY, INC.

Consolidated Statements of Income

Unaudited

(millions, except per share amounts)	Three months ended June 30,
	2004	2003
Revenues
Regulated electric and gas (includes franchise fees and gross receipts taxes of $20.6 million in 2004 and $19.4 million in 2003)	$534.5	$501.7
Unregulated	178.5	193.6

Total revenues	713.0	695.3

Expenses
Regulated operations
Fuel	120.4	94.2
Purchased power	53.0	33.6
Cost of natural gas sold	60.2	52.3
Other	62.4	61.4
Other operations	178.1	195.7
Maintenance	33.6	35.7
Depreciation	73.5	83.0
Asset impairment	2.4	—
Goodwill and intangible asset impairment	—	95.2
Taxes, other than income	49.2	43.6

Total expenses	632.8	694.7

Income from operations	80.2	0.6

Other (expense) income
Allowance for other funds used during construction	—	4.1
Other income	40.0	29.0
Impairment on TIE investment	(151.9)	—
(Loss) income from equity investments	(1.0)	2.6

Total other (expense) income	(112.9)	35.7

Interest charges
Interest expense	84.0	66.4
Distribution on preferred securities of subsidiary	—	10.0
Allowance for borrowed funds used during construction	—	(1.6)

Total interest charges	84.0	74.8

Loss before provision for income taxes	(116.7)	(38.5)
Benefit for income taxes	(15.8)	(20.1)

Net loss from continuing operations before minority interests	(100.9)	(18.4)
Minority interest	18.4	23.4

Net (loss) income from continuing operations	(82.5)	5.0

Discontinued operations
Loss from discontinued operations	(39.5)	(174.1)
Income tax benefit	(13.8)	(67.2)

Total discontinued operations	(25.7)	(106.9)

Net loss	$(108.2)	$(101.9)

Average common shares outstanding
Basic	188.3	176.4
Diluted	188.3	176.6

Earnings per share from continuing operations
Basic	$(0.44)	$0.03
Diluted	$(0.44)	$0.03

Earnings per share
Basic	$(0.57)	$(0.58)
Diluted	$(0.57)	$(0.58)

Dividends paid per common share outstanding	$0.190	$0.190

The accompanying notes are an integral part of the consolidated financial statements.

TECO ENERGY, INC.

Consolidated Statements of Income

Unaudited

(millions, except per share amounts)	Six months ended June 30,
	2004	2003
Revenues
Regulated electric and gas (includes franchise fees and gross receipts taxes of $41.3 million in 2004 and $38.1 million in 2003)	$1,022.4	$969.7
Unregulated	332.9	377.4

Total revenues	1,355.3	1,347.1

Expenses
Regulated operations
Fuel	241.2	145.3
Purchased power	82.1	73.0
Cost of natural gas sold	119.1	123.1
Other	127.6	122.5
Other operations	335.3	376.9
Maintenance	65.0	70.3
Depreciation	145.6	158.0
Asset impairment	9.1	104.1
Goodwill and intangible asset impairment	—	95.2
Taxes, other than income	97.6	87.0

Total expenses	1,222.6	1,355.4

Income (loss) from operations	132.7	(8.3)

Other (expense) income
Allowance for other funds used during construction	0.7	11.7
Other income	82.7	32.3
Impairment on TIE investment	(151.9)	—
Income from equity investments	5.9	5.2

Total other (expense) income	(62.6)	49.2

Interest charges
Interest expense	172.9	123.7
Distribution on preferred securities of subsidiary	—	20.0
Allowance for borrowed funds used during construction	(0.3)	(4.5)

Total interest charges	172.6	139.2

Loss before provision for income taxes	(102.5)	(98.3)
Benefit for income taxes	(7.1)	(59.6)

Net loss from continuing operations before minority interests	(95.4)	(38.7)
Minority interest	41.6	23.4

Net loss from continuing operations	(53.8)	(15.3)

Discontinued operations
Loss from discontinued operations	(79.8)	(134.5)
Income tax benefit	(27.9)	(51.7)

Total discontinued operations	(51.9)	(82.8)

Cumulative effect of change in accounting principle, net of tax	—	(1.1)

Net loss	$(105.7)	$(99.2)

Average common shares outstanding
Basic	188.2	176.2
Diluted	188.2	176.2

Earnings per share from continuing operations
Basic	$(0.29)	$(0.09)
Diluted	$(0.29)	$(0.09)

Earnings per share
Basic	$(0.56)	$(0.56)
Diluted	$(0.56)	$(0.56)

Dividends paid per common share outstanding	$0.380	$0.545

The accompanying notes are an integral part of the consolidated financial statements.

TECO ENERGY, INC.

Consolidated Statements of Comprehensive Income

Unaudited

(millions)	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net loss	$(108.2)	$(101.9)	$(105.7)	$(99.2)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	—	0.4	—	1.2
Net unrealized gains (losses) on cash flow hedges	6.9	(44.8)	3.4	(54.5)

Other comprehensive income (loss), net of tax	6.9	(44.4)	3.4	(53.3)

Comprehensive loss	$(101.3)	$(146.3)	$(102.3)	$(152.5)

The accompanying notes are an integral part of the consolidated financial statements.

TECO ENERGY, INC.

Consolidated Statements of Cash Flows

Unaudited

(millions)	Six months ended June 30,
	2004	2003
Cash flows from operating activities
Net loss	$(105.7)	$(99.2)
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	145.6	176.2
Deferred income taxes	(111.0)	(83.4)
Investment tax credits, net	(1.4)	(2.2)
Allowance for funds used during construction	(1.0)	(16.2)
Amortization of unearned compensation	6.8	8.5
Cumulative effect of change in accounting principle, pre-tax	—	1.8
Gain on sales of business/assets, pre-tax	(68.8)	(71.8)
Equity in earnings of unconsolidated affiliates, net of cash distributions on earnings	(5.8)	5.5
Minority interest	(41.6)	(23.4)
Asset impairment, pretax	161.0	104.1
Goodwill impairment, pretax	—	95.2
Loss on joint venture termination, pretax	—	153.9
Deferred recovery clause	25.7	(17.4)
Receivables, less allowance for uncollectibles	(23.1)	(67.9)
Inventories	12.5	(0.1)
Prepayments and other deposits	2.7	(47.2)
Taxes accrued	(31.8)	(81.4)
Interest accrued	31.8	21.7
Accounts payable	(43.5)	(58.7)
Other	107.6	56.0

Cash flows from operating activities	60.0	54.0

Cash flows from investing activities
Capital expenditures	(123.9)	(310.7)
Allowance for funds used during construction	1.0	16.2
Net proceeds from sales of business/assets	141.4	149.7
Net cash reduction from deconsolidation	(22.8)	—
Restricted cash	(9.3)	(52.8)
Distributions from (investment in) unconsolidated affiliates	43.9	(4.6)
Other non-current investments	12.8	(66.5)

Cash flows from investing activities	43.1	(268.7)

Cash flows from financing activities
Dividends	(71.5)	(96.0)
Common stock	6.5	4.6
Proceeds from long-term debt	—	648.1
Minority interest, net	43.5	—
Repayment of long-term debt	(86.5)	(498.5)
Settlement of joint venture termination obligation	—	(33.5)
Net (decrease) increase in short-term debt	(7.5)	57.0
Equity contract adjustment payments	(10.2)	(10.2)

Cash flows from financing activities	(125.7)	71.5

Net decrease in cash and cash equivalents	(22.6)	(143.2)
Cash and cash equivalents at beginning of period	108.2	411.1

Cash and cash equivalents at end of period	$85.6	$267.9

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

In the first quarter of 2004, the company adopted Financial Accounting Standards Board (FASB) Interpretation No. 46R, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, (FIN 46R) which impacted the consolidation principles applied to certain entities. For entities that are determined to meet the definition of a variable interest entity (VIE), the company obtains information, where possible, to determine if it is the primary beneficiary of the VIE. If the company is determined to be the primary beneficiary, then the VIE is consolidated and a minority interest is recognized for any other third-party interests. If the company is not the primary beneficiary, then the VIE is accounted for using the equity method of accounting. In unusual circumstances this can result in the company consolidating entities in which it has less than a 50-percent equity investment and deconsolidating entities in which it has a majority equity interest. FIN 46R impacted the consolidation policy for the San José and Alborada power stations in Guatemala, the funding companies involved in the issuance of the trust preferred securities, TECO AGC, Ltd, and Hernando Oaks, LLC. For all other entities, the general consolidation principles described above apply.

The use of estimates is inherent in the preparation of financial statements in accordance with generally accepted accounting principles (GAAP). Actual results could differ from these estimates.

Restricted Cash

Restricted cash at June 30, 2004 is comprised primarily of $41.9 million of cash held in escrow related to the 2003 sale agreement of TECO Coal Corporation’s (TECO Coal) synthetic fuel production facilities (to provide credit support due to the company’s current credit rating). Over time, up to $50 million of cash from the synthetic fuel facility sale will accumulate in escrow to support the company’s obligation under the sale agreement.

Capitalized Interest Expense

Interest costs for the construction of non-utility facilities are capitalized and depreciated over the service lives of the related property. In the three months and six months ended June 30, 2003, respectively, TECO Energy capitalized $7.0 million and $17.0 million of interest costs. No interest costs were capitalized in the three months and six months ended June 30, 2004.

Allowance for Funds Used During Construction (AFUDC)

AFUDC is a non-cash credit to income with a corresponding charge to utility plant which represents the cost of borrowed funds and a reasonable return on other funds used for construction. The rate used to calculate AFUDC is revised periodically to reflect significant changes in Tampa Electric’s cost of capital. The rate was 7.79% for 2004 and 2003. Total AFUDC for the six months ended June 30, 2004 was $1.0 million, compared to $5.7 million and $16.2 million, respectively, for the three months and six months ended June 30, 2003. There was no AFUDC for the three months ended June 30, 2004. The base on which AFUDC is calculated excludes construction work-in-progress which has been included in rate base.

Investments in Unconsolidated Affiliates

Investments in unconsolidated affiliates are accounted for using the equity method of accounting. The percentage ownership interest for each investment at June 30, 2004 and Dec. 31, 2003 is presented in the following table:

Percent Ownership in Unconsolidated Affiliates

	June 30, 2004	Dec. 31, 2003
TECO Transport Corporation (TECO Transport)
Ocean Bulk Transport, LLC	50%	—%
TWG Merchant, Inc.
Texas Independent Energy, L.P. (TIE) (1)	50%	50%

Percent Ownership in Unconsolidated Affiliates - continued

	June 30, 2004	Dec. 31, 2003
Other unregulated
Central Generadora Eléctrica San José, Ltda. (San José or CGE) (2)	100%	—%
Tampa Centro Americana de Electricidad, Ltda. (Alborada or TCAE) (2)	96	—
Empresa Eléctrica de Guatemala, S.A. (EEGSA)	24	24
Hamakua Energy Partners, L.P. (3)	50	50
Hamakua Land Partnership, LLP (3)	50	50
US Propane, LLC (4)	—	38
TECO AGC, Ltd. (5)	—	50
Litestream Technologies, LLC (6)	36	36
Hernando Oaks, LLC (5)	—	50
Brandon Properties Partners, Ltd.	50	50
Walden Woods Business Center, Ltd.	50	50

(1)	PLC Development Holdings, LLC (PLC) has a 50-percent ownership interest in TIE (the holding company for the Odessa and Guadalupe project entities). See Note 17 for information about the announcement in July 2004 of an agreement to sell TECO Energy’s indirect interests in TIE.

Summary financial information for TIE as of June 30, 2004 and 2003 is presented in the following table:

	Three months ended June 30,		Six months ended June 30,
(millions)	2004	2003	2004	2003
Revenues	$151.3	$139.1	$260.2	$203.8
Operating income (loss)	4.2	15.5	(0.4)	16.3
(Loss) income available for allocation to partners	(5.5)	5.0	(20.1)	(4.5)

(2)	As of Jan. 1, 2004, in accordance with the most recent interpretation and application of the new consolidation guidance established in FIN 46R to long-term power purchase agreements, TECO Energy can no longer consolidate CGE or TCAE, the project companies for the San José and Alborada power plants, respectively, in Guatemala.

(3)	See Note 17 for information about the subsequent sale in July 2004 of TECO Energy’s indirect interests in Hamakua.

(4)	In January 2004, US Propane, LLC sold a majority of its assets. The remaining investment was sold in the second quarter of 2004 (see Note 16).

(5)	As of Jan. 1, 2004, in accordance with FIN 46R, the company determined that it is the primary beneficiary of this entity. As a result, this entity is included in the consolidated financial statements of the company as a fully consolidated entity with a significant minority interest. The percent ownership is unchanged from Dec. 31, 2003.

(6)	During the second quarter of 2004, the assets of Litestream Technologies were sold in bankruptcy (see Note 8).

Revenues and Fuel Costs

As of June 30, 2004 and Dec. 31, 2003, unbilled revenues of $48.6 million and $45.7 million, respectively, are included in the “Receivables” line item on the balance sheet.

Purchased Power

Tampa Electric purchases power on a regular basis primarily to meet the needs of its retail customers. As a result of the sale of Hardee Power Partners, Ltd. (HPP) in 2003, power purchases from HPP subsequent to the sale are reflected as non-affiliate purchases by Tampa Electric. Tampa Electric’s long-term power purchase agreement from HPP was not affected by the sale of HPP. Under the existing agreement, which has been approved by the Florida Public Service Commissioner (FPSC), Tampa Electric has the right to purchase, on average, approximately 52% of the total output of the Hardee power station. Tampa Electric purchased power from non-TECO Energy affiliates, including purchases from HPP, at a cost of $53.0 million and $82.1 million, respectively, for the three months and six months ended June 30, 2004, compared to $50.9 million and $104.5 million, respectively, for the three months and six months ended June 30, 2003. The associated revenue at HPP from power sold to Tampa Electric of $17.3 million and $31.5 million, respectively, for the three months and six months ended June 30, 2003, was offset against “Regulated operations – Purchased power” in the income statement. The purchased power costs at Tampa Electric are recoverable through an FPSC-approved cost recovery clause.

In order to meet firm commitments or maintain acceptable operating conditions, unregulated affiliates may also purchase power in the ordinary course of business. Total unregulated purchases of power for continuing operations, for the three months and six months ended June 30, 2004 were $4.7 million and $4.9 million, respectively, compared to $5.5 million and $12.3 million, respectively, for the three months and six months ended June 30, 2003. Unregulated power purchases are reported in “Other operations” in the income statement.

Stock-Based Compensation

The company accounts for its stock based compensation in accordance with FAS 148, Accounting for Stock-Based Compensation–Transition and Disclosure, an amendment of FASB Statement No. 123. This standard amends FAS 123 to provide alternative methods of transition for companies that voluntarily change to the fair value-based method of accounting for stock-based employee compensation. It also requires prominent disclosure about the effects on reported net income of the company’s accounting policy decisions with respect to stock-based employee compensation in both annual and interim financial statements.

Reclassifications

Certain prior period amounts have been reclassified to conform with current year presentation. Results for all prior periods have been reclassified from continuing operations to discontinued operations as appropriate for each of the entities as discussed in Note 10.

2. Derivatives and Hedging

At June 30, 2004 and Dec. 31, 2003, respectively, TECO Energy and its affiliates had derivative assets totaling $15.4 million and $21.1 million, and liabilities totaling $9.2 million and $12.0 million. At June 30, 2004 and Dec. 31, 2003, accumulated other comprehensive income (OCI) included $0.9 million and $4.3 million, respectively, of unrealized after-tax losses, representing the fair value of cash flow hedges whose transactions will occur in the future. Included in OCI at June 30, 2004 and Dec. 31, 2003 is an unrealized after-tax loss of $5.0 million and $14.6 million, respectively, on interest rate swaps designated as cash flow hedges, reflecting the remaining amount included in OCI related to cash flow hedges for the period preceding the expected disposition of the net assets associated with the Union and Gila River projects. The portion of the hedge beyond the expected disposition date was included as a component of the writedown for the quarter ended Dec. 31, 2003, as the hedged transaction was no longer anticipated to occur. Amounts recorded in OCI reflect the estimated fair value of derivative instruments designated as hedges, based on market prices as of the balance sheet date.

For the three months and six months ended June 30, 2004, TECO Energy and its affiliates reclassified amounts from OCI and recognized net pre-tax losses of $18.4 million and $23.4 million, respectively, compared to pre-tax gains of $18.7 for the six months ended June 30, 2003. There were no gains or losses recognized in the three months ended June 30, 2003. The 2004 losses include pre-tax losses of $16.3 million associated with the interest rate swaps at the Union and Gila River projects as discussed above. Based on the fair value of cash flow hedges at June 30, 2004, pre-tax losses of $1.5 million are expected to be reversed from OCI to the Consolidated Statements of Income within the next twelve months. However, these losses and other future reclassifications from OCI will fluctuate with movements in the underlying market price of the derivative instruments. The company does not currently have any cash flow hedges for transactions forecasted to take place in periods subsequent to 2006.

For the six months ended June 30, 2004 , the company also recognized pre-tax losses of $2.5 million, compared to pre-tax gains of $0.9 million and $4.2 million, respectively, for the three months and six months ended June 30, 2003, relating to derivatives that were not designated as either a cash flow or fair value hedge. There were no gains or losses recognized for the three months ended June 30, 2004.

3. Goodwill and Other Intangible Assets

As a result of the consolidation of TECO-PANDA Generating Company, LP (TPGC) effective Apr. 1, 2003, management initiated an interim review for the possible impairment of goodwill associated with the TECO Wholesale Generation (TWG) Merchant reporting units (TWG Merchant). This evaluation indicated that an impairment of goodwill existed. Accordingly, the fair value of the reporting unit was determined, in accordance with FAS 142, Goodwill and Other Intangible Assets (FAS 142), to calculate the goodwill impairment. Consequently, the company recorded a pre-tax impairment charge in June 2003 of $95.2 million ($61.2 million after-tax) to write off all of the goodwill previously recorded at these reporting units based on the implied fair value of the goodwill for each respective reporting unit. This goodwill arose from the previous acquisitions of the Commonwealth Chesapeake power station in Virginia and the Frontera power station in Texas. TWG Merchant has no remaining goodwill.

The amount of intangible assets recorded in “Other assets” at June 30, 2004 and Dec. 31, 2003 was $4.8 million and $4.9 million, respectively. The company recognized amortization expense of $0.1 million in each the three months and six months ended June 30, 2004, compared to $4.7 million for the six months ended June 30, 2003. No amortization expense was recognized for the three months ended June 30, 2003.

4. Regulatory

Cost Recovery – Tampa Electric

As part of the regulatory process, it is reasonably likely that third parties may intervene in various matters related to fuel, purchased power, environmental conservation and cost recovery in the future. The company is unable to predict the timing, nature or impact of such future actions.

Other Items

Coal Transportation Contract

Tampa Electric’s contract for coal transportation and storage services with TECO Transport expired on Dec. 31, 2003. In June 2003, Tampa Electric issued a Request For Proposal (RFP) to potential providers requesting services for the next five years. The result of the RFP process was the execution of a new contract between Tampa Electric and TECO Transport with market rates supported by the results of the RFP and an independent consultant in maritime transportation matters. The prudence of the RFP process and final contract hearing by the FPSC was concluded in early June 2004. The FPSC is scheduled to decide the case in the third quarter of 2004 unless a settlement between the parties is reached before that date.

Regulatory Assets and Liabilities

Tampa Electric and Peoples Gas System (PGS) maintain their accounts in accordance with recognized policies of the FPSC. In addition, Tampa Electric maintains its accounts in accordance with recognized policies prescribed or permitted by the FERC. These policies conform with generally accepted accounting principles in all material respects.

Tampa Electric and PGS apply the accounting treatment permitted by FAS 71, Accounting for the Effects of Certain Types of Regulation. Areas of applicability include deferral of revenues under approved regulatory agreements; revenue recognition resulting from cost recovery clauses that provide for monthly billing charges to reflect increases or decreases in fuel, purchased power, conservation and environmental costs; and deferral of costs as regulatory assets, when cost recovery is ordered over a period longer than a fiscal year, to the period that the regulatory agency recognizes them. Details of the regulatory assets and liabilities as of June 30, 2004 and Dec. 31, 2003 included in rate base are presented in the following table:

Regulatory Assets and Liabilities

(millions)	June 30, 2004	Dec. 31, 2003
Regulatory assets:
Regulatory tax asset (1)	$61.3	$63.3
Other:
Cost recovery clauses	35.1	59.7
Coal contract buy-out (2)	1.3	2.7
Deferred bond refinancing costs (3)	34.3	32.2
Environmental remediation	18.5	20.7
Competitive rate adjustment	5.5	5.3
Other	4.3	4.4

	99.0	125.0

Total regulatory assets	$160.3	$188.3

Regulatory liabilities:
Regulatory tax liability (1)	$27.2	$29.9
Other:
Deferred allowance auction credits	1.9	1.9
Recovery clause related	1.2	—
Environmental remediation	18.5	20.7
Transmission and distribution storm reserve	42.0	40.0
Deferred gain on property sales (4)	1.7	1.9
Accumulated reserve – cost of removal	474.6	462.2
Other	2.4	3.6

	542.3	530.3

Total regulatory liabilities	$569.5	$560.2

(1)	Related primarily to plant life. Includes $15.2 million and $17.0 million of excess deferred taxes as of June 30, 2004 and Dec. 31, 2003, respectively.

(2)	Amortized over a 10-year period ending December 2004.

(3)	Unamortized refinancing costs:

Related to debt transactions as follows (millions)	Amortized until
$ 51.6	2004
$ 22.1	2007
$ 25.0	2011
$ 50.0	2011
$150.0	2012
$150.0	2012
$ 85.9	2014
$ 25.0	2021
$100.0	2022
$ 75.0	2022

(4)	Amortized over a 5-year period with various ending dates.

5. Short-Term Debt

At June 30, 2004 and Dec. 31, 2003, the following credit facilities and related borrowings existed:

Credit Facilities	June 30, 2004			Dec. 31, 2003
(millions)	Credit Facilities	Borrowings Outstanding (1)	Letters of Credit Outstanding	Credit Facilities	Borrowings Outstanding (1)	Letters of Credit Outstanding
Recourse:
Tampa Electric Company:
1-year facility	$125.0	$—	$—	$125.0	$—	$—
3-year facility	125.0	30.0	—	125.0	—	—
TECO Energy:
18-month facility	—	—	—	100.0	—	—
1-year facility	—	—	—	37.5	37.5	—
3-year facility (2)	350.0	—	32.5	350.0	—	109.9

Total	$600.0	$30.0	$32.5	$737.5	$37.5	$109.9

(1)	Borrowings outstanding are reported as notes payable.

(2)	See Note 17 for information about the early replacement of this credit facility with a new $200 million 3-year facility in July 2004.

These credit facilities require commitment fees ranging from 20 to 50 basis points. The weighted-average interest rate on outstanding notes payable at June 30, 2004 and Dec. 31, 2003 was 2.29% and 6.63%, respectively.

6. Long-Term Debt

Junior Subordinated (formerly Preferred Securities)

As a result of the adoption of FIN 46R, on Jan. 1, 2004, the preferred securities issued by the company were no longer recognized as a result of the deconsolidation of the funding companies established to issue the securities purchased by the trusts described below. As described below, the company issued junior subordinated debt obligations to the funding companies in connection with the issuance of the trust preferred securities. As of Mar. 31, 2004, the company has reflected the junior subordinated debt and the equity investment in the funding companies on the balance sheet. The impact of the adoption of FIN 46R for these two entities was an increase in liabilities of $20.2 million and a corresponding increase in assets, and the reclassification of trust preferred securities to junior subordinated notes. As of Dec. 31, 2003, $649 million reflected the obligation associated with the preferred securities.

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

Capital Trust I

In December 2000, TECO Capital Trust I, a trust established for the sole purpose of issuing trust preferred securities (TRuPS) and purchasing company preferred securities, issued 8 million, $25 par, 8.5% TRuPS, due 2041, with an aggregate liquidation value of $200 million. Each TRuPS represents an undivided beneficial interest in the assets of the Trust and, as a result, represents an indirect interest in a corresponding amount of TECO Energy 8.5% junior subordinated notes due 2041. Distributions are payable quarterly in arrears on Jan. 31, Apr. 30, Jul. 31, and Oct. 31 of each year. Distributions were $4.4 million and $8.8 million for the three-month and six-month periods ended June 30, 2004 compared to $4.2 million and $8.4 million for the three-month and six-month periods ended June 30, 2003. For the 2004 periods, the distributions were reflected in interest expense as interest payments under the junior subordinated notes.

The junior subordinated notes may be redeemed at the option of TECO Energy at any time on or after Dec. 20, 2005 at 100% of their principal amount plus accrued interest through the redemption date. Upon any liquidation of the company preferred securities, holders of the TRuPS would be entitled to receive on liquidation $25 for each TRuPS plus all accrued and unpaid dividends through the date of redemption.

Capital Trust II

In January 2002, TECO Energy sold 17.965 million 9.5% adjustable conversion-rate equity security units at $25 per unit resulting in $436 million of net proceeds. Each equity unit consisted of $25 in principal amount of a trust preferred security of TECO Capital Trust II, a Delaware business trust formed for the purpose of issuing these securities, with a stated liquidation amount of $25 and a contract to purchase shares of common stock of TECO Energy in January 2005 at a price per share of between $26.29 and $30.10 based on the market price at that time. If the equity units had been converted as of June 30, 2004, the company would have been required to issue 17.1 million shares of common stock to satisfy the purchase contract obligation. This is also the maximum number of shares issuable under the purchase contracts. The equity units represent an indirect interest in a corresponding amount of TECO Energy 5.11% subordinated notes. The holders of these contracts are entitled to quarterly contract adjustment payments at the annualized rate of 4.39% of the stated amount of $25 per year through and including Jan. 15, 2005. Distributions for the three months and six months ended June 30, 2004 were $5.9 million and $11.8 million, compared to $5.8 million and $11.5 million, respectively for the same periods in 2003. For the three and six months ended June 30, 2004, the distributions were reflected in interest expense as interest payments under the subordinated notes. See Note 17 for information regarding a registered offer for the early settlement of these equity units that commenced July 28, 2004.

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

Pro Forma Stock-Based Compensation Expense

	Three months ended June 30,		Six months ended June 30,
(millions, except per share amounts)	2004	2003	2004	2003
Net loss from continuing operations
As reported	$(82.5)	$5.0	$(53.8)	$(15.3)
Add: Unearned compensation expense (1)	(0.2)	0.1	0.4	(0.8)
Less: Pro forma expense (2)	0.8	1.2	2.3	1.3

Pro forma	$(83.5)	$3.9	$(55.7)	$(17.4)

Net loss
As reported	$(108.2)	$(101.9)	$(105.7)	$(99.2)
Add: Unearned compensation expense (1)	(0.2)	0.1	0.4	(0.8)
Less: Pro forma expense (2)	0.8	1.2	2.3	1.3

Pro forma	$(109.2)	$(103.0)	$(107.6)	$(101.3)

Net income (loss) from continuing operations-EPS, basic
As reported	$(0.44)	$0.03	$(0.29)	$(0.09)
Pro forma	$(0.44)	$0.02	$(0.30)	$(0.10)
Net income (loss) from continuing operations-EPS, diluted
As reported	$(0.44)	$0.03	$(0.29)	$(0.09)
Pro forma	$(0.44)	$0.02	$(0.30)	$(0.10)
Net income – EPS, basic
As reported	$(0.57)	$(0.58)	$(0.56)	$(0.56)
Pro forma	$(0.58)	$(0.59)	$(0.57)	$(0.57)
Net income – EPS, diluted
As reported	$(0.57)	$(0.58)	$(0.56)	$(0.56)
Pro forma	$(0.58)	$(0.59)	$(0.57)	$(0.57)

Pro Forma Stock-Based Compensation Expense – continued

	Three months ended June 30,		Six months ended June 30,
(millions, except per share amounts)	2004	2003	2004	2003
Assumptions
Risk-free interest rate	4.04%	4.33%	4.04%	4.33%
Expected lives (in years)	7	6	7	6
Expected stock volatility	34.09%	31.21%	34.09%	31.21%
Dividend yield	5.63%	5.98%	5.63%	5.98%

(1)	Unearned compensation expense reflects the compensation expense of restricted stock awards, after tax.

(2)	Compensation expense for stock options determined under the fair-value based method, after tax, and compensation expense associated with restricted stock awards.

8. Asset Impairments

As part of the expected sale of TECO Energy’s indirect ownership interest in the Texas Independent Energy (TIE) project at a nominal value, results for the three months ended June 30, 2004 included a pre-tax impairment charge of $151.9 million ($98.7 million after-tax) recorded at TWG Merchant to write off the investment (see Note 17 for details of this subsequent transaction). Results for the second quarter of 2004 also include the recognition of a $2.4 million pre-tax ($1.5 million after-tax) valuation adjustment at TECO Solutions, Inc. (TECO Solutions) related to a district cooling plant.

As previously reported in the first quarter of 2004, Litestream Technologies, LLC, an entity in which TECO Fiber, Inc. (TECO Fiber), a subsidiary of TECO Solutions, holds an equity investment, was placed into bankruptcy by creditors. As a result of the bankruptcy, the company recognized a pre-tax loss of $5.5 million ($3.4 million after tax) in the three months ended Mar. 31, 2004. In the second quarter of 2004, the assets of Litestream Technologies were sold in bankruptcy. Results for the six months ended June 30, 2004 also include the recognition at a subsidiary of TECO Transport in the first quarter of a pre-tax loss of $1.2 million ($0.8 million after tax) on two barges.

Results for 2003 include TECO Energy’s recording of a $64.2 million after-tax charge ($104.1 million pre-tax) to reflect the impact of the cancellation of turbine purchase commitments in the first quarter of 2003. This represented after-tax charges of $15.3 million ($24.5 million pre-tax) at the other unregulated segment and $48.9 million ($79.6 million pre-tax) at Tampa Electric relating to installment payments made and capitalized in prior periods. As reported previously, certain turbine rights had been transferred from the other unregulated segment to Tampa Electric in 2002 for use in Tampa Electric’s generation expansion activities. These cancellations, made in April 2003, fully terminated all turbine purchase obligations for TWG and Tampa Electric.

9. Income Tax Expense

During the three months and six months ended June 30, 2004 and 2003, the company experienced a number of events that have impacted the overall effective tax rate on continuing operations. These events included the recognition of non-conventional fuel credits, permanent reinvestment of foreign income under Accounting Principles Board Opinion No. 23, Accounting for Taxes – Special Areas, (APB 23), repatriation of foreign source income to the United States resulting in the discontinuance of the permanent reinvestment criteria for certain investments under APB 23, and equity treatment of variable interest entities as required under FIN 46R. In particular, in the second quarter of 2004, the company’s repatriation of $51.2 million of offshore cash and subsequent discontinuance of the permanent reinvestment criteria for certain investments under APB 23 resulted in $19.3 million of additional income tax expense recorded.

10. Discontinued Operations and Assets Held for Sale

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

Components of income from discontinued operations – Union and Gila River Project Companies

(millions)	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Revenues	$159.8	$38.4	$219.1	$38.4
Loss from operations	(8.3)	(15.2)	(27.9)	(15.2)
Loss before provision for income taxes	(40.2)	(175.8)	(79.2)	(174.7)
Benefit for income taxes	(14.1)	(67.9)	(27.7)	(67.6)
Net loss from discontinued operations	$(26.1)	$(107.9)	$(51.5)	$(107.1)

Due to the fact that the Union and Gila River projects are classified as discontinued operations, depreciation expense is no longer recognized and reported, in accordance with FAS 144. The amount of depreciation that would have been recognized for the three months and six months ended June 30, 2004, if not classified as discontinued operations, is $21.5 million and $42.9 million, respectively. During the second quarter of 2004, the company recorded $2.3 million, net of taxes ($0.01 per share) of interest expense related to discontinued operations which should have been recorded during the first quarter of 2004.

The following table provides a summary of the carrying amounts of the significant assets and liabilities reported in the combined current and non-current “Assets held for sale” and “Liabilities associated with assets held for sale” line items:

Assets held for sale – Union and Gila River Project Companies

(millions)	June 30, 2004	Dec. 31, 2003
Current assets	$116.8	$72.9
Net property, plant and equipment	1,368.5	1,367.9
Other investments	667.7	676.1
Other non-current assets	24.3	23.7

Total assets held for sale	$2,177.3	$2,140.6

Liabilities associated with assets held for sale – Union and Gila River Project Companies

(millions)	June 30, 2004	Dec. 31, 2003
Current liabilities	$174.9	$94.0
Long-term debt, non-recourse:
Secured facility note (1) (2)	1,395.0	1,395.0
Financing facility note	667.7	676.1
Other non-current liabilities	6.2	21.7

Total liabilities associated with assets held for sale	$2,243.8	$2,186.8

(1)	As defined in the legal documents.

(2)	This debt is classified as a current liability.

Other transactions

At June 30, 2004, assets and liabilities from discontinued operations –other includes AGC, Ltd., a subsidiary of TECO Solutions. At Dec. 31, 2003, balances included Prior Energy Corporation (Prior Energy) (sold in February 2004) and TECO BGA, Inc. (a former subsidiary of TECO Solutions, that was sold in January 2004). Additionally, income from discontinued operations –other in 2003 included the operating results for HPP (sold in October 2003), and TECO Gas Services, Inc. (substantially all of the assets of which were sold in the third quarter of 2003). In December 2002, the company sold substantially all the assets of TECO Coalbed Methane, which gave rise to a pre-tax gain in the first quarter of 2003 of $37.4 million ($22.7 million after-tax).

Below is a table which provides selected components of discontinued operations for transactions other than the Union and Gila River projects transaction:

Components of income from discontinued operations – Other

(millions)	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Revenues	$—	$3.5	$—	$10.1
Income (loss) income from operations	—	1.9	(1.2)	2.2
(Loss) gain on sale	—	—	(0.3)	38.7
Income (loss) before provision for income taxes (1)	0.6	1.7	(0.6)	40.2
Provision (benefit) for income taxes	0.2	0.7	(0.2)	15.9
Net income (loss) from discontinued operations (1)	$0.4	$1.0	$(0.4)	$24.3

(1)	Includes internal financing costs, allocated prior to discontinued operations designation. Internally allocated costs for the three months ended June 30, 2004 and 2003, were at pre-tax rates of 8%, based on the average investment in each subsidiary.

The following table provides a summary of the carrying amounts of the significant assets and liabilities reported in the combined current and non-current “Assets held for sale” and “Liabilities associated with assets held for sale” line items for all other transactions, excluding the Union and Gila River projects, as described above:

Assets held for sale – Other

(millions)	June 30, 2004	Dec. 31, 2003
Current assets	$0.2	$96.5
Net property, plant and equipment	0.8	1.5
Other non-current assets	—	8.2

Total assets held for sale	$1.0	$106.2

Liabilities associated with assets held for sale – Other

(millions)	June 30, 2004	Dec. 31, 2003
Current liabilities	$0.1	$55.4
Other non-current liabilities	0.1	—

Total liabilities associated with assets held for sale	$0.2	$55.4

11. Comprehensive Income

TECO Energy reported the following comprehensive income (loss) for the three months and six months ended June 30, 2004 and 2003, related to changes in the fair value of cash flow hedges and foreign currency adjustments:

Comprehensive Income (Loss)

(millions)	Three months ended June 30,			Six months ended June 30,
	Gross	Tax	Net	Gross	Tax	Net
2004
Unrealized loss on cash flow hedges (1)	$(9.0)	$(3.9)	$(5.1)	$(17.6)	$(6.1)	$(11.5)
Less: Loss reclassified to net income	18.4	6.4	12.0	23.4	8.5	14.9

Gain on cash flow hedges	9.4	2.5	6.9	5.8	2.4	3.4

Foreign currency adjustments	—	—	—	—	—	—

Total other comprehensive income	$9.4	$2.5	$6.9	$5.8	$2.4	$3.4

2003
Unrealized loss on cash flow hedges (1)	$(72.5)	$(27.7)	$(44.8)	$(69.1)	$(26.1)	$(43.0)
Less: Gain reclassified to net income	—	—	—	(18.7)	(7.2)	(11.5)

Loss on cash flow hedges	(72.5)	(27.7)	(44.8)	(87.8)	(33.3)	(54.5)

Foreign currency adjustments	0.4	—	0.4	1.2	—	1.2

Total other comprehensive loss	$(72.1)	$(27.7)	$(44.4)	$(86.6)	$(33.3)	$(53.3)

(1)	Amounts include interest rate swaps at the project companies designated as cash flow hedges at TPGC, which was consolidated effective April 1, 2003 as a result of the termination of the partnership. Prior to April 1, 2003, only the company’s proportionate share of its equity investee’s comprehensive loss was included.

12. Employee Postretirement Benefits

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

Pension Expense (Benefit)

(millions) Three months ended June 30,	Pension Benefits		Other Postretirement Benefits
	2004	2003	2004	2003
Components of net periodic benefit expense
Service cost (benefits earned during the period)	$4.2	$3.6	$1.2	$1.1
Interest cost on projected benefit obligations	8.2	7.7	3.0	3.1
Expected return on assets	(9.8)	(10.6)	—	—
Amortization of:
Transition (asset) obligation	(0.3)	(0.3)	0.7	0.7
Prior service (benefit) cost	(0.1)	(0.2)	0.5	0.4
Actuarial loss	0.7	0.5	0.4	0.4

Net pension expense recognized in the TECO Energy Consolidated Statements of Income	$2.9	$0.7	$5.8	$5.7

Six months ended June 30,
Components of net periodic benefit expense
Service cost (benefits earned during the period)	$8.5	$7.2	$2.4	$2.1
Interest cost on projected benefit obligations	16.5	15.4	6.0	6.2
Expected return on assets	(19.6)	(21.1)	—	—
Amortization of:
Transition (asset) obligation	(0.6)	(0.6)	1.4	1.4
Prior service (benefit) cost	(0.3)	(0.3)	1.0	0.9
Actuarial loss	1.4	0.8	0.8	0.8

Pension expense	5.9	1.4	11.6	11.4
Special termination benefit charge	3.2	—	—	—
Additional amounts recognized	0.3	—	—	0.1

Net pension expense recognized in the TECO Energy Consolidated Statements of Income	$9.4	$1.4	$11.6	$11.5

For the fiscal 2004 plan year, TECO Energy assumed an expected long-term return on plan assets of 8.75%. During 2004, the company expects to contribute approximately $14 million to the pension plans. This contribution is due by Sep. 15, 2004.

On May 19, 2004, the FASB issued FSP 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which supersedes FSP 106-1 and is effective for the first interim or annual reporting period beginning after June 15, 2004, or July 1, 2004 for the company. The guidance in FSP 106-2 related to the accounting for the federal subsidy applies only to the sponsor of a single-employer defined benefit postretirement health care plan for which (a) the employer has concluded that prescription drug benefits available under the plan to some or all participants for some or all future years are “actuarially equivalent” to Medicare Part D and thus qualify for the subsidy under the Medicare Prescription Drug Act and (b) the expected federal subsidy will offset or reduce the employer’s share of the cost of the underlying postretirement prescription drug coverage on which the federal subsidy is based. FSP 106-2 also provides guidance for the disclosures about the effects of the subsidy for an employer that sponsors a postretirement health care benefit plan that provides prescription drug coverage but for which the employer has not yet been able to determine actuarial equivalency. The company will adopt this provision in the third quarter of 2004 and does not expect it to have a material impact on the financial statements.

13. Earnings Per Share

For the three months and six months ended June 30, 2004, unexercised stock options for 10.7 million shares were excluded from the computation of diluted earnings per share due to their antidilutive effect. For the three months and six months ended June 30, 2003, unexercised stock options for 6.4 million shares and 9.2 million shares, respectively, were excluded due to their antidilutive effect. Additionally, 14.9 million common shares associated with an early settlement issuable under the purchase contract associated with the mandatorily convertible equity units issued in January 2002 were also excluded from the computation of diluted earnings per share for each of the three months and six months ended June 30, 2004 and 2003, due to their antidilutive effect.

Earnings Per Share

(millions, except per share amounts)	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Numerator
Net (loss) income from continuing operations, basic and diluted	$(82.5)	$5.0	$(53.8)	$(15.3)
Discontinued operations, net of tax	(25.7)	(106.9)	(51.9)	(82.8)
Cumulative effect of a change in accounting principle, net	—	—	—	(1.1)

Net loss, basic	(108.2)	(101.9)	(105.7)	(99.2)
Effect of contingent performance shares	—	(0.4)	—	—

Net loss, diluted	$(108.2)	$(102.3)	$(105.7)	$(99.2)

Denominator
Average number of shares outstanding - basic	188.3	176.4	188.2	176.2
Plus: Incremental shares for assumed conversions: Stock options at end of period and contingent performance shares	—	2.8	—	—
Less: Treasury shares which could be purchased	—	(2.6)	—	—

Average number of shares outstanding - diluted	188.3	176.6	188.2	176.2

Earnings per share from continuing operations
Basic	$(0.44)	$0.03	$(0.29)	$(0.09)
Diluted	$(0.44)	$0.03	$(0.29)	$(0.09)
Earnings per share from discontinued operations, net
Basic	$(0.13)	$(0.61)	$(0.27)	$(0.47)
Diluted	$(0.13)	$(0.61)	$(0.27)	$(0.47)
Earnings per share
Basic	$(0.57)	$(0.58)	$(0.56)	$(0.56)
Diluted	$(0.57)	$(0.58)	$(0.56)	$(0.56)

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

The non-merchant operations formerly included in the TECO Power Services operating segment are comprised of the results from HPP up to the date of the sale in 2003, the Hamakua power plant in Hawaii, the Guatemalan operations which include the San José and Alborada power plants and the results of the equity investment in the Guatemalan distribution company, EEGSA, and other non-merchant activities (results of which are reported under the equity method beginning in 2004). These non-merchant operations are reported in the Other Unregulated segment.

The information presented in the following table excludes all discontinued operations. See Note 10 for additional details of the components of discontinued operations.

Segment Information

(millions) Three months ended June 30,	Tampa Electric		Peoples Gas	TWG Merchant		TECO Transport	TECO Coal	Other Unregulated		Eliminations & Other	TECO Energy
2004
Revenues - outsiders	$428.8		$105.7	$32.7		$39.3	$82.7	$23.8		$—	$713.0
Sales to affiliates	0.8		—	—		21.5	—	1.8		(24.1)	—

Total revenues	429.6		105.7	32.7		60.8	82.7	25.6		(24.1)	713.0
Depreciation	46.0		8.5	3.2		5.5	9.6	0.7		—	73.5
Interest charges (1)	23.6		3.9	15.4		1.3	2.6	4.4		32.8	84.0
Provision (benefit) for taxes (2)	25.5		3.7	(58.8)		1.1	10.1	16.1	(4)	(13.5)	(15.8)
Net income (loss) from continuing operations	$41.9		$5.9	$(110.7	)(3)	$1.9	$17.7	$(17.9	)(4)	$(21.3)	$(82.5)

2003
Revenues - outsiders	$406.9		$94.8	$31.1		$35.8	$78.1	$48.4		$0.2	$695.3
Sales to affiliates	0.8		—	—		30.8	—	21.3		(52.9)	—

Total revenues	407.7		94.8	31.1		66.6	78.1	69.7		(52.7)	695.3
Depreciation	57.3		8.1	3.1		4.9	8.4	1.2		—	83.0
Interest charges (1)	23.4		4.0	13.0		1.4	4.2	5.6		23.2	74.8
Provision (benefit) for taxes (2)	20.8		3.0	(40.8)		4.0	11.0	6.3		(24.4)	(20.1)
Net income (loss) from continuing operations	$39.5		$4.8	$(72.3	)(3)	$5.2	$20.8	$4.1		$2.9	$5.0

(millions) Six months ended June 30,
2004
Revenues - outsiders	$798.9		$223.5	$47.7		$80.1	$161.4	$43.2		$0.5	$1,355.3
Sales to affiliates	1.6		—	—		38.3	—	3.8		(43.7)	—

Total revenues	800.5		223.5	47.7		118.4	161.4	47.0		(43.2)	1,355.3
Depreciation	91.1		16.9	6.6		10.9	18.6	1.5		—	145.6
Interest charges (1)	48.4		7.7	29.8		2.4	4.9	9.0		70.4	172.6
Provision (benefit) for taxes (2)	39.2		11.7	(69.5)		1.5	18.3	20.7	(4)	(29.0)	(7.1)
Net income (loss) from continuing operations	$65.8		$18.7	$(129.4	)(3)	$3.0	$33.1	$0.8	(4)	$(45.8)	$(53.8)

2003
Revenues - outsiders	$748.0		$221.7	$50.3		$72.6	$153.6	$100.6		$0.3	$1,347.1
Sales to affiliates	1.8		—	—		59.0	—	40.4		(101.2)	—

Total revenues	749.8		221.7	50.3		131.6	153.6	141.0		(100.9)	1,347.1
Depreciation	103.3		16.5	5.9		10.2	16.7	5.4		—	158.0
Interest charges (1)	42.6		7.9	22.5		2.5	5.3	16.3		42.1	139.2
Provision (benefit) for taxes (2)	9.0		10.5	(47.7)		6.5	(30.3)	(0.1)		(7.5)	(59.6)
Net income (loss) from continuing operations	$30.5	(5)	$16.7	$(84.1	)(3)	$9.8	$46.5	$1.9	(5)	$(36.6)	$(15.3)

At June 30, 2004
Goodwill, net	$—		$—	$—		$—	$—	$71.2		$—	$71.2
Investment in unconsolidated affiliates	—		—	—		3.0	—	224.7	(7)	20.2	247.9
Other non-current investments	—		—	—		—	—	11.5		—	11.5
Total assets	$4,157.0		$651.1	$3,389.8	(6)	$309.2	$415.2	$505.0	(7)	$665.8	$10,093.1

At Dec. 31, 2003
Goodwill, net	$—		$—	$—		$—	$—	$71.2		$—	$71.2
Investment in unconsolidated affiliates	—		—	158.9		—	—	184.6		—	343.5
Other non-current investments	—		—	—		—	—	16.5		—	16.5
Total assets	$4,178.6		$651.5	$3,504.4	(6)	$315.8	$340.8	$851.2		$620.0	$10,462.3

(1)	Segment net income is reported on a basis that includes internally allocated financing costs. Internally allocated costs for 2004 and 2003 were at pre-tax rates of 8%, based on the average investment in each subsidiary.

(2)	Taxes have been allocated, for segment reporting purposes, to TWG Merchant based on the weighted-average tax rates of the TWG Merchant components.

(3)	TWG Merchant net loss for the three months and six months ended June 30, 2004 includes a $98.7 million after-tax impairment charge ($151.9 million pre-tax) associated with its TIE investment. The three months and six months ended June 30, 2003 includes $61.2 million after tax goodwill impairment charges ($95.2 million pre-tax).

(4)	Net income for the three months and six months ended June 30, 2004 includes a $6.7 million after-tax charge associated with the extinguishment of debt following the refinancing of the San Jose Power Station, and $19.3 million for income taxes due to the resulting repatriation of cash from Guatemala. Also included in the three months and six months ended June 30, 2004 were after-tax asset impairment charges at TECO Solutions of $1.5 million and $4.9 million, respectively, offset by after-tax gains on the sale of the propane business of $1.6 million and $12.2 million, respectively.

(5)	2003 net income includes after-tax charges for turbine purchase cancellations of $48.9 million and $15.3 million, respectively, at Tampa Electric and Other Unregulated companies.

(6)	Includes assets classified as assets held for sale on the accompanying balance sheet.

(7)	As of Jan. 1, 2004, in accordance with FIN 46R, the San José and Alborada project entities were deconsolidated, and are accounted for using the equity method of accounting with net assets included in the balance sheet as an “Investment in unconsolidated affiliates”.

15. Commitments and Contingencies

Capital Expenditures

TECO Energy has made certain commitments in connection with its continuing capital expenditure program. At June 30, 2004, the estimated capital expenditures for the full year 2004 are approximately $277 million, and are summarized below. These estimated expenditures will be offset by proceeds from asset and business sales of approximately $192 million, including the sale of interests in TECO Coal synfuel assets of $94 million, of which $35 million is expected to be restricted cash; the sale of Prior Energy’s assets of $30 million; and the sale of TECO Propane Venture, LLC’s (TPV) interest in Heritage Propane Partners of $53 million.

Forecasted Full-Year Capital Investments

(millions)	Estimated 2004
Tampa Electric	$183
Peoples Gas	40
TWG Merchant	7
TECO Transport	20
TECO Coal	21
Other	6

Total capital expenditures	277
Less: proceeds from asset sales	(192)
Plus: net cash reduction from deconsolidation	23
Other investment and restricted cash related	(56)

Net capital investments	$52

Legal Contingencies

TM Delmarva Power, L.L.C. (TMDP), a TWG subsidiary, continues to accrue interest on the arbitration award issued by the arbitration panel in the proceeding brought against TMDP by the non-equity member, NCP of Virginia, L.L. C. (NCP), in the Commonwealth Chesapeake Project (CCC) as it awaits a completion to the pending vacatur proceeding in the U.S. District Court for the District of Columbia. As of June 30, 2004, the company has reserved, but not yet paid, the full $48 million, representing the maximum payment obligation for the award plus accrued interest.

In March 2001, TWG (under its former name of TECO Power Services Corporation) was served with a lawsuit filed in the Circuit Court for Hillsborough County by a Tampa-based firm named Grupo Interamerica, LLC. (“Grupo”) in connection with a potential investment in a power project in Colombia in 1996. Grupo alleges, among other things, that TWG breached an oral contract with Grupo that would have allowed Grupo to acquire up to a 20-percent interest in the Colombian wholesale generation project when TWG declined to invest in such project. Grupo is seeking damages equal to the net present value of the value of 20-percent of the project over its life, and has demanded $20 million. TWG has disputed the allegations and denied liability on the theory that any understanding made regarding the investment in the project was subject to TECO Energy Board approval, which was not obtained. A trial date has been set in September 2004, but the outcome of any trial cannot be predicted. On Aug. 3, 2004, the trial court granted TWG’s motion for Summary Judgment, resulting in only one count remaining.

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

Superfund and Former Manufactured Gas Plant Sites

Tampa Electric Company, through its Tampa Electric and Peoples Gas divisions, is a potentially responsible party for certain superfund sites and, through its Peoples Gas division, for certain former manufactured gas plant sites. While the joint and several liability associated with these sites presents the potential for significant response costs, as of June 30, 2004, Tampa Electric Company has estimated its ultimate financial liability to be approximately $19 million, and this amount has been accrued in the company’s financial statements. The environmental remediation costs associated with these sites, which are expected to be paid over many years, are not expected to have a significant impact on customer prices.

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

A summary of the face amount or maximum theoretical obligation under TECO Energy’s letters of credit and guarantees as of June 30, 2004 are as follows:

Letters of Credit and Guarantees

Letters of Credit and Guarantees for the Benefit of (millions)	2004	2005	2006-2008	After 2008	Total	Liabilities Recognized at June 30, 2004
Tampa Electric
Letters of credit	$—	$—	$—	$0.9	$0.9	$—
Guarantees:
Fuel purchase/energy management (1)	—	—	—	20.0	20.0	13.7

	—	—	—	20.9	20.9	13.7

TWG Merchant
Letters of credit	1.3	—	—	—	1.3	—
Guarantees:
Debt related	0.2	—	—	—	0.2	—
Tax related	—	—	—	1.3	1.3	—
Fuel purchase/energy management (1)	10.0	—	—	159.5	169.5	7.1
Construction/investment related	5.0	—	—	—	5.0	—

	16.5	—	—	160.8	177.3	7.1

TECO Transport
Letters of credit	—	—	—	1.5	1.5	—

TECO Coal
Letters of credit	—	—	—	20.0	20.0	—
Guarantees: Fuel purchase related (1)	—	—	—	1.5	1.5	1.1

	—	—	—	21.5	21.5	1.1

Other unregulated subsidiaries
Letters of credit	—	—	4.7	4.3	9.0	—
Guarantees:
Debt related	—	—	—	24.8	24.8	8.5
Tax related	—	—	—	2.5	2.5	—
Fuel purchase/energy management (1)	3.8	—	—	14.7	18.5	—

	3.8	—	4.7	46.3	54.8	8.5

Total	$20.3	$—	$4.7	$251.0	$276.0	$30.4

(1)	These guarantees renew annually and are shown on the basis that they will continue to renew beyond 2008. The amounts shown are the maximum theoretical amount guaranteed under current agreements. Liabilities recognized represent the associated obligation of TECO Energy under these agreements at June 30, 2004. The obligations under these letters of credit and guarantees include net accounts payable and net derivative liabilities.

TECO Energy and its subsidiaries also enter into commercial agreements in the normal course of business that typically contain standard indemnification clauses. The company may sometimes agree to make payments to compensate or indemnify the counter-party for legal fees, environmental remediation costs and other similar costs arising from possible future events or changes in laws or regulations. These agreements cover a variety of goods and services, and have varying triggering events dependent on actions by third parties.

The company is unable to estimate the maximum potential future exposure under these clauses because the events that would obligate the company have not occurred or, if such event has occurred, the company has not been notified of any occurrence. As claims are made or changes in laws or regulations indicate, an amount related to the indemnification is reflected in the financial statements.

Financial Covenants

In order to utilize their respective bank credit facilities, TECO Energy and Tampa Electric must meet certain financial tests as defined in the applicable agreements. In addition, TECO Energy, Tampa Electric and other operating companies have certain restrictive covenants in specific agreements and debt instruments. See the Liquidity, Capital Resources – Covenants in Financing Agreements section of Management’s Discussion & Analysis for a full summary of TECO Energy’s significant financial covenants. At June 30, 2004, subject to the discussion of the Union and Gila River project guarantees in Footnote 7 to the table in that section, TECO Energy, Tampa Electric and the other operating companies are in compliance with required financial covenants.

The Construction Undertakings under the Union and Gila River project guarantees permit TECO Energy to terminate its obligations thereunder, including the requirement to comply with the covenants, by providing a Substitute Guarantor reasonably satisfactory to the lending group. On Sept. 22, 2003, TECO Energy tendered a Substitute Guarantor, which it believes satisfied the requirements of the Construction Undertakings. The lending group declined to accept this tender as being satisfactory. TECO Energy has the right to assert that the Construction Undertakings are terminated in the event that the lending group seeks to exercise its remedies based on a violation of the EBITDA-to-interest coverage ratio covenant.

16. Mergers, Acquisitions and Dispositions

TECO Propane Ventures

In the first quarter of 2004, US Propane, LLC sold a majority of its assets, consisting of direct and indirect equity investments in Heritage Propane Partners, L.P., and the remaining indirect investment was sold in the second quarter of 2004. The sales resulted in cash proceeds of $53 million and after-tax gains totaling $12.2 million.

Synthetic Fuel Facilities

Effective Apr. 1, 2003, a subsidiary of TECO Coal sold a 49.5-percent interest in its synthetic fuel production facilities located at its operations in eastern Kentucky. On June 1, 2004, the sale of an additional 40.5-percent interest in the synthetic fuel production facilities was completed. No significant gain or loss was recognized at the time of the sales. The company, through its various affiliates, will provide feedstock supply, and operating, sales and management services to the buyer through 2007, the current expiry date for the related Section 29 credit for which the production qualifies. Because the transaction was structured on a “pay-as-you-go” basis typical of similar transactions in the industry, TECO Coal received no significant cash at the time of sales. On Oct. 31, 2003, TECO Coal received a PLR from the Internal Revenue Service (IRS) that resolved uncertainty related to the sales of the interests in its synthetic fuel facilities; and confirmed that synthetic fuel produced by TECO Coal is eligible for Section 29 credits and that its testing procedures are in compliance with the requirements of the IRS.

17. Subsequent Events

TECO Energy Credit Facility

Effective July 6, 2004, TECO Energy completed its new $200 million bank credit facility upon cancellation of the existing $350 million credit facility. The new facility has a three-year term and is secured by the stock of TECO Transport. The security will be released if TECO Energy achieves investment-grade ratings and stable outlooks from both Moody’s and Standard & Poor’s. The new facility requires that at the end of each quarter the ratio of debt to earnings before interest, taxes, depreciation and amortization (EBITDA), as defined in the agreement, not exceed 5.25 times through Dec. 30, 2005, 5.00 times from Dec. 31, 2005 through Dec. 30, 2006 and 4.90 times from and after Dec. 31, 2006, and TECO Energy’s EBITDA to interest coverage ratio, as defined in the agreement, to be not less than 2.25 times through Dec. 30, 2005 and 2.60 times thereafter. It does not have a debt to total capital limit. The new facility places certain limitations on the ability to sell core assets and limits the ability of TECO Energy and certain of its subsidiaries, excluding Tampa Electric, to issue additional indebtedness in excess of $100 million, unless the indebtedness refinances currently outstanding indebtedness or meets certain other conditions. The new facility also provides that, in the event the aggregate quarterly dividend payments on TECO Energy common stock were to equal or exceed $50 million, TECO Energy would not be able to declare or pay cash dividends on the common stock or make certain other distributions unless it had previously delivered liquidity projections satisfactory to the administrative agent under the credit facility demonstrating that TECO Energy will have sufficient cash to pay such dividends and distributions and the three succeeding quarterly dividends.

Hamakua Power Station

On July 15, 2004, TECO Wholesale Generation’s 50-percent indirect interest in the Hamakua Power Station in Hawaii was sold to an affiliate of Black River Energy, an affiliate of Energy Investors Funds’ US Power Fund, L.P. Via its ownership of Black River Energy, which already owns 50-percent of the plant, Energy Investors Funds is now the sole owner of Hamakua. Cash proceeds from the sale were approximately $12 million, and will result in a minimal book gain. As a result of the transaction, TECO Energy was also relieved of certain financial guarantees related to the facility.

Texas Independent Energy (TIE) Project

On July 27, 2004, a TWG Merchant subsidiary executed definitive agreements for the sale of its 50-percent indirect interest in TIE to PSEG Americas Inc., for $0.5 million. As indicated in Note 8, the company recorded a $98.7 million after-tax impairment ($151.9 million pre-tax) in the three months ended June 30, 2004 to write off the investment reflecting the anticipated sale. The closing is scheduled to occur upon receipt of regulatory approvals.

Adjustable Conversion-Rate Equity Security Units

On July 28, 2004 TECO Energy commenced a registered offer to exchange the outstanding 9.5% adjustable conversion-rate equity security units for cash and TECO Energy Stock. Participating holders of normal units would receive 0.9509 shares of common stock and $1.39 for each unit tendered for exchange.

TAMPA ELECTRIC COMPANY

In the opinion of management, the unaudited consolidated financial statements include all adjustments that are of a recurring nature and necessary to present fairly the financial position of Tampa Electric Company as of June 30, 2004 and Dec. 31, 2003, and the results of operations and cash flows for the three-month and six-month periods ended June 30, 2004 and 2003. The results of operations for the three-month and six-month periods ended June 30, 2004 are not necessarily indicative of the results that can be expected for the entire fiscal year ending Dec. 31, 2004. References should be made to the explanatory notes affecting the consolidated financial statements contained in Tampa Electric Company’s Annual Report on Form 10-K for the year ended Dec. 31, 2003 and to the notes on pages 32 to 37 of this report.

TAMPA ELECTRIC COMPANY

Consolidated Balance Sheets

Unaudited

(millions)	June 30, 2004	Dec. 31, 2003
Assets
Property, plant and equipment
Utility plant in service
Electric	$4,726.5	$4,693.5
Gas	791.5	778.2
Construction work in progress	115.7	470.0

Property, plant and equipment, at original costs	5,633.7	5,941.7
Accumulated depreciation	(1,503.4)	(1,808.2)

	4,130.3	4,133.5
Other property	3.6	3.7

Total property, plant and equipment	4,133.9	4,137.2

Current assets
Cash and cash equivalents	12.8	33.6
Receivables, less allowance for uncollectibles of $1.3 million and $1.1 million at June 30, 2004 and Dec. 31, 2003, respectively	230.0	186.0
Inventories
Fuel, at average cost	56.6	71.2
Materials and supplies	43.9	43.8
Prepayments and other	24.1	22.8

Total current assets	367.4	357.4

Deferred debits
Deferred income taxes	136.4	133.5
Unamortized debt expense	21.2	23.2
Regulatory assets	160.3	188.3
Other	3.0	0.1

Total deferred debits	320.9	345.1

Total assets	$4,822.2	$4,839.7

The accompanying notes are an integral part of the consolidated financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Balance Sheets – continued

Unaudited

(millions)	June 30, 2004	Dec. 31, 2003
Liabilities and Capital
Capital
Common stock	$1,376.8	$1,376.8
Retained earnings	300.6	274.9

Total capital	1,677.4	1,651.7
Long-term debt, less amount due within one year	1,519.2	1,590.9

Total capitalization	3,196.6	3,242.6

Current liabilities
Long-term debt due within one year	5.3	6.1
Notes payable	30.0	—
Accounts payable	160.7	167.9
Customer deposits	104.4	101.4
Interest accrued	29.9	26.7
Taxes accrued	59.8	82.9

Total current liabilities	390.1	385.0

Deferred credits
Deferred income taxes	490.9	474.5
Investment tax credits	21.1	22.6
Regulatory liabilities	569.5	560.2
Other	154.0	154.8

Total deferred credits	1,235.5	1,212.1

Total liabilities and capital	$4,822.2	$4,839.7

The accompanying notes are an integral part of the consolidated financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Statements of Income

Unaudited

	Three months ended June 30,
(millions)	2004	2003
Revenues
Electric (includes franchise fees and gross receipts taxes of $17.1 million in 2004 and $16.4 million in 2003)	$429.4	$407.5
Gas (includes franchise fees and gross receipts taxes of $3.5 million in 2004 and $3.0 million in 2003)	105.7	94.8

Total revenues	535.1	502.3

Expenses
Operations
Fuel	141.9	124.9
Purchased power	53.0	50.9
Cost of natural gas sold	60.2	52.3
Other	62.3	61.2
Maintenance	21.7	22.7
Depreciation	54.5	65.4
Taxes, federal and state income	29.1	23.5
Taxes, other than income	37.3	34.3

Total expenses	460.0	435.2

Income from operations	75.1	67.1

Other income (expense)
Allowance for other funds used during construction	—	4.1
Taxes, non-utility federal and state income	(0.1)	(0.1)
Other income (expense), net	0.3	0.6

Total other income (expense)	0.2	4.6

Interest charges
Interest on long-term debt	24.8	26.3
Other interest	2.7	2.7
Allowance for borrowed funds used during construction	—	(1.6)

Total interest charges	27.5	27.4

Net income	$47.8	$44.3

The accompanying notes are an integral part of the consolidated financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Statements of Income

Unaudited

(millions)	Six months ended June 30,
	2004	2003
Revenues
Electric (includes franchise fees and gross receipts taxes of $32.8 million in 2004 and $30.2 million in 2003)	$800.2	$749.4
Gas (includes franchise fees and gross receipts taxes of $8.5 million in 2004 and $7.9 million in 2003)	223.5	221.7

Total revenues	1,023.7	971.1

Expenses
Operations
Fuel	279.5	204.3
Purchased power	82.1	104.5
Cost of natural gas sold	119.1	123.1
Other	127.3	122.1
Maintenance	42.8	44.2
Depreciation	108.0	119.8
Taxes, federal and state income	50.3	50.2
Taxes, other than income	75.7	68.2

Total expenses	884.8	836.4

Income from operations	138.9	134.7

Other income (expense)
Allowance for other funds used during construction	0.7	11.7
Taxes, non-utility federal and state income	(0.6)	—
Other income (expense), net	1.6	0.2
Asset impairment (net of income tax benefit of $30.7)	—	(48.9)

Total other income (expense)	1.7	(37.0)

Interest charges
Interest on long-term debt	51.4	49.9
Other interest	5.0	5.1
Allowance for borrowed funds used during construction	(0.3)	(4.5)

Total interest charges	56.1	50.5

Net income	$84.5	$47.2

The accompanying notes are an integral part of the consolidated financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Statements of Cash Flows

Unaudited

(millions)	Six months ended June 30,
	2004	2003
Cash flows from operating activities
Net income	$84.5	$47.2
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	108.0	119.8
Deferred income taxes	13.9	10.4
Asset impairment, pre-tax	—	79.6
Investment tax credits, net	(1.4)	(2.2)
Allowance for funds used during construction	(1.0)	(16.2)
Deferred recovery clause	25.7	(17.4)
Receivables, less allowance for uncollectibles	(44.0)	(15.1)
Inventories	14.5	(5.9)
Prepayments	(2.8)	(2.9)
Taxes accrued	(23.1)	(17.6)
Interest accrued	3.1	10.3
Accounts payable	(7.2)	(43.0)
Other	4.9	31.4

Cash flows from operating activities	175.1	178.4

Cash flows from investing activities
Capital expenditures	(93.1)	(147.0)
Allowance for funds used during construction	1.0	16.2

Cash flows from investing activities	(92.1)	(130.8)

Cash flows from financing activities
Return of capital	—	(118.0)
Proceeds from long-term debt	—	250.0
Repayment of long-term debt	(75.0)	(75.0)
Net increase in short-term debt	30.0	19.5
Payment of dividends	(58.8)	(90.3)

Cash flows from financing activities	(103.8)	(13.8)

Net (decrease) increase in cash and cash equivalents	(20.8)	33.8
Cash and cash equivalents at beginning of period	33.6	6.9

Cash and cash equivalents at end of period	$12.8	$40.7

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

Purchased Power

Tampa Electric purchases power on a regular basis primarily to meet the needs of its retail customers. As a result of the sale of HPP in 2003, subsequent power purchases from HPP are reflected as non-affiliate purchases by Tampa Electric. Tampa Electric’s long-term power purchase agreement from HPP was not affected by the sale of HPP. Under the existing agreement, which has been approved by the FERC and FPSC, Tampa Electric has the right to purchase, on average, approximately 52% of the total output of the Hardee power station. Tampa Electric purchased power from non-TECO Energy affiliates, including purchases from HPP, at a cost of $53.0 million and $82.1 million, respectively, for the three months and six months ended June 30, 2004, compared to $50.9 million and $104.5 million, respectively, for the three months and six months ended June 30, 2003. The purchased power costs at Tampa Electric are recoverable through an FPSC-approved cost recovery clause.

2. Derivatives and Hedging

At June 30, 2004 and Dec. 31, 2003, respectively, the company had net derivative assets of $3.3 million and $4.8 million. The amounts recorded in accumulated other comprehensive income (OCI), for the three and six months ended June 30, 2004 and 2003 are fully offset by regulatory assets or liabilities to reflect the impact of the fuel recovery clause on the results of hedging activities.

As of June 30, 2004, the company had transactions in place to hedge commodity price risk that qualify for cash flow hedge accounting treatment under FAS 133. During the three months and six months ended June 30, 2004, the company reclassified pre-tax gains of $3.7 million and $4.5 million, respectively, to earnings for cash flow hedges compared to losses of $0.2 million and gains of $7.2 million, respectively for the same periods in 2003. Amounts reclassified from OCI were primarily related to cash flow hedges of physical purchases of natural gas. For these types of hedge relationships, the gain or loss on the derivative, reclassified from OCI to earnings, is offset by a regulatory asset or liability, reflecting the fact that all fuel hedging activity is subject to the fuel recovery clause.

Based on the fair values of derivatives at June 30, 2004, pre-tax gains of $3.3 million are expected to be reversed from OCI to the Consolidated Statements of Income within the next twelve months. However, these gains and other future reclassifications from OCI will fluctuate with movements in the underlying market price of the derivative instruments. The company does not currently have any cash flow hedges for transactions forecasted to take place in periods subsequent to 2004.

3. Regulatory

Cost Recovery – Tampa Electric

As part of the regulatory process, it is reasonably likely that third parties may intervene in various matters related to fuel, purchased power, environmental, conservation and cost recovery in the future. The company is unable to predict the timing, nature or impact of such future actions.

Other Items

Coal Transportation Contract

Tampa Electric’s contract for coal transportation and storage services with TECO Transport expired on Dec. 31, 2003. In June 2003, Tampa Electric issued a Request For Proposal (RFP) to potential providers requesting services for the next five years. The result of the RFP process was the execution of a new contract between Tampa Electric and TECO Transport with market rates supported by the results of the RFP and an independent consultant in maritime transportation matters. The prudence of the RFP process and final contract hearing by the FPSC was concluded in early June 2004. The FPSC is scheduled to decide the case in the third quarter of 2004 unless a settlement between the parties is reached before that date.

Regulatory Assets and Liabilities

Tampa Electric and PGS maintain their accounts in accordance with recognized policies of the FPSC. In addition, Tampa Electric maintains its accounts in accordance with recognized policies prescribed or permitted by the FERC. These policies conform with generally accepted accounting principles in all material respects.

Tampa Electric and PGS apply the accounting treatment permitted by FAS 71, Accounting for the Effects of Certain Types of Regulation. Areas of applicability include deferral of revenues under approved regulatory agreements; revenue recognition resulting from cost recovery clauses that provide for monthly billing charges to reflect increases or decreases in fuel, purchased power, conservation and environmental costs; and deferral of costs as regulatory assets, when cost recovery is ordered over a period longer than a fiscal year, to the period that the regulatory agency recognizes them. Details of the regulatory assets and liabilities as of June 30, 2004 and Dec. 31, 2003 included in rate base are presented in the following table:

Regulatory Assets and Liabilities

(millions)	June 30, 2004	Dec. 31, 2003
Regulatory assets:
Regulatory tax asset (1)	$61.3	$63.3
Other:
Cost recovery clauses	35.1	59.7
Coal contract buy-out (2)	1.3	2.7
Deferred bond refinancing costs (3)	34.3	32.2
Environmental remediation	18.5	20.7
Competitive rate adjustment	5.5	5.3
Other	4.3	4.4

	99.0	125.0

Total regulatory assets	$160.3	$188.3

Regulatory liabilities:
Regulatory tax liability (1)	$27.2	$29.9
Other:
Deferred allowance auction credits	1.9	1.9
Recovery clause related	1.2	—
Environmental remediation	18.5	20.7
Transmission and distribution storm reserve	42.0	40.0
Deferred gain on property sales (4)	1.7	1.9
Accumulated reserve – cost of removal	474.6	462.2
Other	2.4	3.6

	542.3	530.3

Total regulatory liabilities	$569.5	$560.2

(1)	Related primarily to plant life. Includes $15.2 million and $17.0 million of excess deferred taxes as of June 30, 2004 and Dec. 31, 2003, respectively.

(2)	Amortized over a 10-year period ending December 2004.

(3)	Unamortized refinancing costs:

Related to debt transactions as follows (millions)	Amortized until
$51.6	2004
$22.1	2007
$25.0	2011
$50.0	2011
$150.0	2012
$150.0	2012
$85.9	2014
$25.0	2021
$100.0	2022
$75.0	2022

(4)	Amortized over a 5-year period with various ending dates.

4. Short-term Debt

At June 30, 2004 and Dec. 31, 2003, the following credit facilities and related borrowings existed:

Credit Facilities

	June 30, 2004			Dec. 31, 2003
(millions)	Credit Facilities	Borrowings Outstanding (1)	Letters of Credit Outstanding	Credit Facilities	Borrowings Outstanding (1)	Letters of Credit Outstanding
Recourse:
Tampa Electric:
1-year facility	$125.0	$—	$—	$125.0	$—	$—
3-year facility	125.0	30.0	—	125.0	—	—

Total	$250.0	$30.0	$—	$250.0	$—	$—

(1)	Borrowings outstanding are reported as notes payable.

These credit facilities require commitment fees ranging from 20 to 30 basis points. The weighted average interest rate on outstanding notes payable at June 30, 2004 was 2.29%.

5. Asset Impairments

In the first quarter of 2003, Tampa Electric Company recorded a $48.9 million after-tax charge ($79.6 million pre-tax) to reflect the impact of the cancellation of turbine purchase commitments. As reported previously and in Note 9, certain turbine rights had been transferred from TWG to Tampa Electric in 2002 for use in Tampa Electric’s generation expansion activities. These cancellations, made in April 2003, fully terminated all turbine purchase obligations.

6. Income Tax Expense

Tampa Electric Company is included in the filing of a consolidated federal income tax return with TECO Energy and its affiliates. Tampa Electric Company’s income tax expense is based upon a separate return computation. Tampa Electric Company’s rates for the three months and six months ended June 30, 2004 and 2003 differ from the statutory rate principally due to state income taxes, amortization of investment tax credits (ITC) and AFUDC Equity.

7. Comprehensive Income

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

Tampa Electric Company reported the following comprehensive income (loss) for the three months and six months ended June 30, 2004 and 2003 related to changes in the fair value of cash flow hedges.

Comprehensive Income (Loss)

	Three months ended June 30,			Six months ended June 30,
(millions)	Gross	Tax	Net	Gross	Tax	Net
2004
Unrealized gain on cash flow hedges	$3.7	$1.4	$2.3	$4.5	$1.7	$2.8
Less: Gain reclassified to net income	(3.7)	(1.4)	(2.3)	(4.5)	(1.7)	(2.8)

Total other comprehensive income	$—	$—	$—	$—	$—	$—

2003
Unrealized loss on cash flow hedges	$(0.2)	$(0.1)	$(0.1)	$7.2	$2.8	$4.4
Less: Loss (gain) reclassified to net income	0.2	0.1	0.1	(7.2)	(2.8)	(4.4)

Total other comprehensive income	$—	$—	$—	$—	$—	$—

8. Employee Postretirement Benefits

Tampa Electric Company is a participant in the comprehensive retirement plans of TECO Energy.

Effective Jan. 1, 2004, Tampa Electric Company adopted FAS 132R (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88 and 106, with no material effect. No significant changes have been made to these benefit plans since Dec. 31, 2003.

Amounts allocable to all participants of the TECO Energy retirements plans are found in Note 12, Employee Postretirement Benefits, in the TECO Energy, Inc. Notes to Consolidated Financial Statements. Tampa Electric Company’s portion of the net pension expense for the three months and six months ended June 30, 2004 and 2003, respectively was $1.2 million, $2.5 million, ($0.4) million and ($0.9) million for pension benefits, and $4.1 million, $8.3 million, $4.2 million and $8.3 million for other postretirement benefits.

For the fiscal 2004 plan year, TECO Energy assumed an expected long-term return on plan assets of 8.75%. During 2004, Tampa Electric Company’s portion of expected contributions to the pension plans is approximately $9 million. This contribution is due by Sep. 15, 2004.

9. Related Parties

In February 2002, Tampa Electric and TECO-PANDA Generating Company II, LP (TPGC II), an affiliate of TWG, entered into an assignment and assumption agreement under which Tampa Electric obtained TPGC II’s rights and interests to four combustion turbines being purchased from General Electric Company, and assumed the corresponding liabilities and obligations for such equipment. Tampa Electric planned to use this equipment for future generation expansion. In accordance with the terms of the assignment and assumption agreement, Tampa Electric paid $62.5 million to TPGC II as reimbursement for amounts already paid to General Electric by TPGC II for such equipment. No gain or loss was incurred on the transfer. During the first quarter of 2003, Tampa Electric recorded a $48.9 million after-tax charge related to the cancellation of these turbine purchase commitments.

10. Segment Information

(millions) Three months ended June 30,	Tampa Electric	Peoples Gas	Other & Eliminations	Tampa Electric Company
2004
Revenues - outsiders	$428.8	$105.7	$—	$534.5
Sales to affiliates	0.8	—	(0.2)	0.6

Total revenues	$429.6	$105.7	$(0.2)	$535.1
Depreciation	46.0	8.5	—	54.5
Interest charges	23.6	3.9	—	27.5
Provision for taxes	25.5	3.7	—	29.2
Net income	$41.9	$5.9	$—	$47.8

2003
Revenues - outsiders	$406.9	$94.8	$—	$501.7
Sales to affiliates	0.8	—	(0.2)	0.6

Total revenues	$407.7	$94.8	$(0.2)	$502.3
Depreciation	57.3	8.1	—	65.4
Interest charges	23.4	4.0	—	27.4
Provision for taxes	20.8	3.0	—	23.8
Net income	$39.5	$4.8	$—	$44.3

Segment Information - continued

(millions) Six months ended June 30,	Tampa Electric	Peoples Gas	Other & Eliminations	Tampa Electric Company
2004
Revenues - outsiders	$798.9	$223.5	$—	$1,022.4
Sales to affiliates	1.6	—	(0.3)	1.3

Total revenues	$800.5	$223.5	$(0.3)	$1,023.7
Depreciation	91.1	16.9	—	108.0
Interest charges	48.4	7.7	—	56.1
Provision for taxes	39.2	11.7	—	50.9
Net income	$65.8	$18.7	$—	$84.5

Total assets at June 30	$4,157.0	$651.1	$14.1	$4,822.2

2003
Revenues - outsiders	$748.0	$221.7	$—	$969.7
Sales to affiliates	1.8	—	(0.4)	1.4

Total revenues	$749.8	$221.7	$(0.4)	$971.1
Depreciation	103.3	16.5	—	119.8
Interest charges	42.6	7.9	—	50.5
Provision for taxes (1)	9.0	10.5	—	19.5
Net income (1)	$30.5	$16.7	$—	$47.2

Total assets at Dec. 31	$4,178.6	$651.5	$9.6	$4,839.7

(1)	Net income includes a $48.9 million after-tax ($79.6 million pre-tax) asset impairment related to turbine purchase cancellations.

11. Commitments and Contingencies

Legal Contingencies

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

Superfund and Former Manufactured Gas Plant Sites

Tampa Electric Company, through its Tampa Electric and Peoples Gas divisions, is a potentially responsible party for certain superfund sites and, through its Peoples Gas division, for certain former manufactured gas plant sites. While the joint and several liability associated with these sites presents the potential for significant response costs, as of June 30, 2004, Tampa Electric Company has estimated its ultimate financial liability to be approximately $19 million, and this amount has been accrued in the company’s financial statements. The environmental remediation costs associated with these sites, which are expected to be paid over many years, are not expected to have a significant impact on customer prices.

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

Financial Covenants

In order to utilize its bank credit facilities, Tampa Electric Company must meet certain financial tests as defined in the applicable agreements. In addition, Tampa Electric Company has certain restrictive covenants in specific agreements and debt instruments. At June 30, 2004, Tampa Electric Company was in compliance with required financial covenants. See the Liquidity, Capital Resources – Covenants in Financing Agreements section of Management’s Discussion & Analysis for a full summary of Tampa Electric Company’s significant financial covenants.

Item 2.	MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS

This Management’s Discussion and Analysis contains forward-looking statements, which are subject to the inherent uncertainties in predicting future results and conditions. These forward-looking statements include references to TECO Energy’s anticipated capital investments, liquidity and financing requirements, projected operating results, future transactions and other plans. These statements are subject to the inherent uncertainties in predicting future results and conditions. Certain factors that could cause actual results to differ materially from those projected in these forward-looking statements include general economic conditions in Tampa Electric Company’s service area affecting energy sales; economic conditions, both national and international, that affect the demand for TECO Transport’s water borne transportation services; weather variations affecting energy sales and operating costs at Tampa Electric Company and TWG Merchant; commodity price changes affecting the margins at TWG Merchant and TECO Coal; the ability of TECO Energy’s subsidiaries to operate equipment without undue accidents, breakdowns or failures; and energy prices in the markets served by TWG Merchant facilities. Some of these factors and others are discussed more fully in the “Investment Considerations” in Exhibit 99.1 to this Form 10-Q, which is incorporated herein by reference.

Earnings Summary - Unaudited

	Three months ended June 30,		Six months ended June 30,
(millions, except per share amounts)	2004	2003	2004	2003
Consolidated revenues	$713.0	$695.3	$1,355.3	$1,347.1
Net (loss) income from continuing operations	$(82.5)	$5.0	$(53.8)	$(15.3)
Discontinued operations	(25.7)	(106.9)	(51.9)	(82.8)
Cumulative effect of change in accounting	—	—	—	(1.1)

Net loss	$(108.2)	$(101.9)	$(105.7)	$(99.2)

Average common shares outstanding
Basic	188.3	176.4	188.2	176.2
Diluted	188.3	176.6	188.2	176.2

Earnings per share - basic
Continuing operations	$(0.44)	$0.03	$(0.29)	$(0.09)
Discontinued operations	(0.13)	(0.61)	(0.27)	(0.47)
Cumulative effect of change in accounting	—	—	—	—

Earnings per share - basic	$(0.57)	$(0.58)	$(0.56)	$(0.56)

Earnings per share - diluted
Continuing operations	$(0.44)	$0.03	$(0.29)	$(0.09)
Discontinued operations	(0.13)	(0.61)	(0.27)	(0.47)
Cumulative effect of change in accounting	—	—	—	—

Earnings per share - diluted	$(0.57)	$(0.58)	$(0.56)	$(0.56)

Operating Results

Three Months Ended June 30, 2004:

TECO Energy, Inc. (the company) reported a second quarter loss of $108.2 million, compared with a loss of $101.9 million for the same period in 2003. The loss on a per share basis for 2004 was $0.57, compared with a loss of $0.58 per share in the 2003 period. These results were driven primarily by: a $98.7 million after-tax write-off of the investment in the Texas Independent Energy (TIE) project due to an agreement to sell the company’s indirect ownership interest; a $6.7 million after-tax charge associated with the extinguishment of debt following the refinancing of the San Jose Power Station in Guatemala; and a $19.3 million provision for income taxes due to the resulting repatriation of cash from Guatemala. Results in 2003 included $61.2 million after-tax of goodwill impairments required under FAS 142, Goodwill and Other Intangible Assets, associated with the Frontera Power Station in Texas and the Commonwealth Chesapeake Power Station in Virginia. The number of common shares outstanding was seven percent higher for the quarter than for the same period in 2003. During the second quarter of 2004, the company recorded $2.3 million, net of taxes ($0.01 per share) of interest expense related to discontinued operations which should have been recorded during the first quarter of 2004.

Six Months Ended June 30, 2004:

The year-to-date net loss for 2004 was $105.7 million, compared with a loss of $99.2 million for the same period in 2003. The loss on a per share basis was $0.56 for both the 2004 and 2003 periods. In addition to the second quarter items, year-to-date 2004 results also include after-tax asset impairment charges of $3.4 million at TECO Solutions and $0.8 million at TECO Transport, offset by a $10.6 million after-tax gain on the sale of a majority of the propane business in the first quarter. Results in 2003 included the second quarter 2003 charges as well as the first quarter after tax charges of $48.9 million for turbine purchase cancellations at Tampa Electric, $15.3 million for non-merchant turbine purchase cancellations, the $22.7 million after-tax gain on the sale of coalbed methane gas production assets, and $1.1 million for the cumulative effect of an accounting change to reflect the adoption of FAS 143, Accounting for Asset Retirement Obligations. Shares outstanding for the six months were seven percent higher than for the same period in 2003.

Tampa Electric Company – Electric division (Tampa Electric)

Tampa Electric’s net income for the second quarter was $41.9 million, compared with $39.5 million for the same period in 2003. There was no allowance for funds used during construction – equity (AFUDC, which represents allowed equity cost capitalized to construction costs), recorded in the quarter, reflecting the commercial operation of Bayside Unit 2 in January 2004, compared to $4.1 million for the same period in 2003. Depreciation expense decreased, reflecting the end of accelerated depreciation on the Gannon coal assets. Results in 2003 included $13 million pretax accelerated depreciation expense. Interest expense decreased due to lower long-term debt balances after the repayment of $75 million of first mortgage bonds in the first quarter. Operations and maintenance expense, excluding fuel and purchased power, was essentially unchanged in the quarter compared to 2003. Savings from the retirement of the coal-fired Gannon Station were offset by higher pension, benefit and insurance related costs.

Retail energy sales decreased 0.7 percent in the quarter, as average customer growth of 2.5 percent was offset by milder weather early in the quarter. Cooling degree days in the quarter were 2 percent below normal and 14 percent below 2003 when cooling degree days were significantly above normal due to unusually hot weather in April.

Tampa Electric’s year-to-date net income was $65.8 million, compared to $30.5 million for 2003, which included the $48.9 million after-tax charge related to turbine purchase cancellations. The AFUDC – equity decreased to $0.7 million, from $11.7 million for the same period in 2003. Depreciation expense decreased due to the factors discussed above for the quarter. Fuel expense was $75.2 million higher in the current year-to-date period than for the six-months ended June 30, 2003 due to rising natural gas prices and the fact that the Bayside Station uses natural gas as fuel. Bayside Unit 2 was not in service during the 2003 six-month period. Purchased power expenses were $22.4 million less than in the comparable 2003 period due to higher unit availability in 2004.

In October 2003, Tampa Electric executed a new 5-year contract for coal transportation and storage services with TECO Transport. The costs associated with the transportation services are subject to FPSC review and a number of parties, including alternative transportation providers, have intervened in the proceedings. Hearings were held in May and June 2004, with a final FPSC decision expected in the third quarter of 2004. Failure to gain regulatory approval for the recovery of the costs associated with these services could adversely impact Tampa Electric’s financial results.

Year-to-date results reflect customer growth of 2.6 percent and retail energy sales 0.2 percent higher than last year. Total degree days for the year-to-date period were more than 3 percent below normal and almost 13 percent below 2003 when total degree days were significantly above normal.

A summary of Tampa Electric’s operating statistics for the three months and six months ended June 30, 2004 and 2003 follows:

	Operating Revenues			Kilowatt-hour sales
(in millions, except average customers)	2004	2003	% Change	2004	2003	% Change
Three months ended June 30,
Residential	$197.7	$190.7	3.7	1,992.4	2,028.7	(1.8)
Commercial	126.5	118.9	6.4	1,500.2	1,496.1	0.3
Industrial – Phosphate	16.8	17.2	(2.3)	316.4	329.4	(3.9)
Industrial – Other	25.2	22.9	10.0	346.3	331.1	4.6
Other sales of electricity	34.0	32.1	5.9	388.5	390.5	(0.5)
Deferred and other revenues	10.6	6.5	63.1	—	—	—

	410.8	388.3	5.8	4,543.8	4,575.8	(0.7)
Sales for resale	10.0	11.2	(10.7)	160.5	184.4	(13.0)
Other operating revenue	8.8	8.2	7.3	—	—	—

	$429.6	$407.7	5.4	4,704.3	4,760.2	(1.2)

Average customers (thousands)	618.2	602.9	2.5
Retail output to line (kilowatt hours)				5,024.0	5,006.0	(0.4)

	Operating Revenues			Kilowatt-hour sales
(in millions, except average customers)	2004	2003	% Change	2004	2003	% Change
Six months ended June 30,
Residential	$379.2	$359.8	5.4	3,808.0	3,907.4	(2.5)
Commercial	238.8	215.7	10.7	2,814.9	2,762.7	1.9
Industrial – Phosphate	35.3	33.1	6.6	650.2	664.4	(2.1)
Industrial – Other	48.7	42.1	15.7	665.5	630.4	5.6
Other sales of electricity	66.8	58.6	14.0	762.3	721.8	5.6
Deferred and other revenues	(5.0)	1.2	NM	—	—	—

	763.8	710.5	7.5	8,700.9	8,686.7	0.2
Sales for resale	19.2	22.4	(14.3)	309.3	386.3	(19.9)
Other operating revenue	17.5	16.9	3.6	—	—	—

	$800.5	$749.8	6.8	9,010.2	9,073.0	(0.7)

Average customers (thousands)	617.4	601.9	2.6
Retail output to line (kilowatt hours)				9,264.8	9,290.7	(0.3)

Tampa Electric Company – Natural gas division (Peoples Gas System)

Peoples Gas System (PGS) reported net income of $5.9 million for the quarter, compared with $4.8 million recorded in the same period in 2003. Quarterly results reflected favorable late spring weather and customer growth of 5.6 percent partially offset by increased operations and maintenance costs and lower volumes for the low-margin transportation service for electric power generators due to higher gas prices. Year-to-date net income was $18.7 million, compared with $16.7 million for the same period in 2003. Customer growth of 5.3 percent and favorable winter weather in the first quarter contributed to these results.

A summary of PGS’ operating statistics for the three months and six months ended June 30, 2004 and 2003 follows:

	Operating revenues			Therms
(in millions, except average customers)	2004	2003	% Change	2004	2003	% Change
Three months ended June 30,
By Customer Segment:
Residential	$23.0	$20.1	14.4	12.3	10.6	16.0
Commercial	36.8	31.7	16.1	89.7	80.3	11.7
Industrial	2.6	2.4	8.3	59.3	54.7	8.4
Off system sales	32.2	29.5	9.2	54.8	47.7	14.9
Power generation	2.8	2.7	3.7	83.7	91.1	(8.1)
Other revenues	8.3	8.4	(1.2)	—	—	—

	$105.7	$94.8	11.5	299.8	284.4	5.4
By Sales Type:
System supply	$77.3	$68.3	13.2	86.8	76.2	13.9
Transportation	20.1	18.1	11.1	213.0	208.2	2.3
Other revenue	8.3	8.4	(1.2)	—	—	—

	$105.7	$94.8	11.5	299.8	284.4	5.4

Average customers (thousands)	307.4	291.2	5.6

Six months ended June 30,
By Customer Segment:
Residential	$68.7	$61.7	11.4	42.2	40.3	4.7
Commercial	85.9	79.4	8.2	199.6	186.4	7.1
Industrial	5.6	5.4	3.7	158.3	114.1	38.7
Off system sales	39.8	51.4	(22.6)	80.9	81.8	(1.1)
Power generation	5.5	5.1	7.8	107.9	177.7	(39.3)
Other revenues	18.0	18.7	(3.7)	—	—	—

	$223.5	$221.7	0.8	588.9	600.3	(1.9)
By Sales Type:
System supply	$162.7	$163.9	(0.7)	170.7	170.5	0.1
Transportation	42.8	39.1	9.5	418.2	429.8	(2.7)
Other revenue	18.0	18.7	(3.7)	—	—	—

	$223.5	$221.7	0.8	588.9	600.3	(1.9)

Average customers (thousands)	305.8	290.4	5.3

Unregulated Companies – Operating Results

TECO Coal

TECO Coal achieved second quarter net income of $17.7 million, compared to $20.8 million in the same period in 2003. Volumes were slightly lower in 2004 due to the unavailability of rail transportation. TECO Coal’s results in 2004 reflect no Section 29 tax credit benefit due to third party ownership and TECO Energy’s expected tax position in 2004, which is expected to be driven by tax losses from the transfer of the Union and Gila River projects to the lending banks. Improved coal prices were partially offset by higher cost for steel products and diesel fuel.

Year-to-date net income from continuing operations was $33.1 million, compared to $46.5 million for the same period last year. Year-to-date results reflect no recognition of Section 29 tax credits in 2004 compared to $36.2 million recognized by TECO Coal in the first six months of 2003. Results also reflect lower volumes of conventional metallurgical and steam coals in the first quarter, higher mining costs and costs associated with the use of marginal coals for the production of synfuel, partially offset by higher volumes of synthetic fuel and higher coal prices.

TECO Transport

TECO Transport recorded net income of $1.9 million in the second quarter compared with $5.2 million in the same period last year. Results for the quarter and year-to-date period reflect the impact of lower Tampa Electric volumes, as a result of the Bayside repowering, and higher operating costs which were only partially offset by improved northbound river shipments and increased export coal volume at the river terminal. Results in 2003 included a $1.5 million after-tax gain on the disposition of ocean-going equipment no longer used by TECO Ocean Shipping.

Year-to-date net income from continuing operations was $3.0 million, including a $0.8 million first quarter impairment charge on ocean-going equipment, compared to $9.8 million, for the same period in 2003. Year-to-date results were driven by lower Tampa Electric volumes, higher operating expenses, higher fuel costs and unusual operating conditions in the first quarter due to higher than normal shipyard activity and a five day closing of the Mississippi River.

Volumes transported for Tampa Electric declined more than one million tons in the first six months of 2004, but are expected to be at levels comparable to 2003 in the second half of 2004. The impact of higher fuel prices is expected to be partially offset by fuel adjustment factors, which are contained in many of TECO Transport’s agreements, although the fuel adjustments lag actual fuel costs.

TWG Merchant

TWG Merchant’s loss for the second quarter, including the $98.7 million after-tax write off of TECO Energy’s indirect investment in the TIE project, was $110.7 million, compared with a loss, including the $61.2 million goodwill impairment for the Frontera and Commonwealth Chesapeake power stations, of $72.3 million for the same period in 2003. Despite lower sales and margins in 2004, net income from the Commonwealth Chesapeake Station was up due to lower overhead expense. Weak power prices in the Texas market due to mild weather and adequate capacity were partially offset by the recovery of previously incurred maintenance expenses through an insurance settlement at the Frontera Power Station. In 2003, a nuclear plant outage and unseasonably hot weather contributed to higher margins in Texas.

TWG Merchant’s year-to-date loss including the charges noted above, was $129.4 million in 2004, compared to a loss of $84.1 million for the same period in 2003. These results reflect improved results at the Commonwealth Chesapeake station in the first quarter due to favorable winter weather, the recognition of TWG’s share of operating losses on the TIE projects beginning in 2003 and lower net income from Frontera due to a major maintenance outage in the first quarter, as well as the aforementioned factors affecting the second quarter.

The TWG Merchant segment includes the results of the Dell and McAdams plants, on which construction has been suspended. We are currently reevaluating the power market in which these plants would operate. If we were to determine that these markets do not justify resumption of construction of these plants in the near future, we will evaluate the need to recognize an impairment of our investment, which, at June 30, 2004, was carried at $685 million.

Other Unregulated Companies

TECO Energy’s other unregulated companies recorded a loss of $17.9 million for the second quarter of 2004, compared to net income of $4.1 million for the same period in 2003. Results for the quarter were driven by the $6.7 million after-tax charge associated with the debt extinguishment related to the refinancing of the debt associated with the San Jose Power Station in Guatemala and the $19.3 million provision for income taxes due to the repatriation of cash from Guatemala following the refinancing and subsequent termination of the U.S. income tax deferral strategy. Results also include a $1.5 million after-tax asset impairment charge at TECO Solutions related to a district cooling plant in Tampa which was essentially offset by a $1.6 million after-tax gain on the sale of the remaining interest in the propane business, the majority of which was sold in the first quarter of 2004. Results in 2003 include net income from Hardee Power Partners, Ltd. (HPP) of $3.0 million which was sold in October 2003.

Year-to-date net income for the other unregulated companies was $0.8 million, compared to $1.9 million for the same period in 2003. In addition to the second quarter effects, the year-to-date results include a $3.4 million valuation adjustment at TECO Solutions for its minority interest in a fiber optics business that was in bankruptcy and a $10.6 million after-tax gain on the sale of the propane business in the first quarter. Results in 2003 include net income from HPP of $5.8 million which was sold in October 2003.

Operating results in 2004 for the non-merchant unregulated power operations, excluding a $6.7 million after-tax charge associated with the debt extinguishment related to the refinancing of the debt associated with the San Jose Power Station and the $19.3 million provision for income taxes due to the repatriation of cash from Guatemala following the refinancing, reflect improvement compared to 2003, driven by continued good operating performances at the Guatemalan generating facilities and higher energy sales at EEGSA, the Guatemalan distribution utility.

Other (Expense) Income

Total other (expense) income for the three months and six months ended June 30, 2004 was ($112.9) million and ($62.6) million, respectively, compared to income of $35.7 million and $49.2 million for the same periods in 2003. The three months and six months ended June 30, 2004 include the $151.9 million pre-tax charge to write off the TIE investment and the $6.7 million after-tax charge as part of the San Jose equity earnings related to the debt extinguishment, as discussed above. AFUDC has decreased year-over-year, reflecting the commercial operation of Bayside Unit 1 in April 2003 and Unit 2 in January 2004.

Interest Charges

Total interest charges for the three months and six months ended June 30, 2004 was $84.0 million and $172.6 million, respectively, compared with $74.8 million and $139.2 million, respectively, for the same periods last year. Interest expense increased due to decreased capitalized interest as a result of the Union and Gila River projects reaching commercial operation in July 2003, and higher overall levels of debt. In the three months and six months ended June 30, 2003, respectively, TECO Energy capitalized $7.0 million and $17.0 million of interest costs.

Income Taxes

The provision for income taxes from continuing operations for the 2004 second quarter and year-to-date periods was a benefit of $15.8 million and $7.1 million, respectively, compared to benefits of $20.1 million and $59.6 million, respectively, for the same periods in 2003. The 2004 benefit is due primarily to the write-off associated with the TIE projects partially offset by the provision for taxes on repatriated cash from Guatemala. The 2003 benefit is due primarily to goodwill write-offs and turbine purchase cancellation charges. Second quarter results in 2003 included the reversal of $15.4 million of previously deferred Section 29 tax credits for the production of synthetic fuel.

During the three months and six months ended June 30, 2004 and 2003, the company experienced a number of events that have impacted the overall effective tax rate on continuing operations. These events included the recognition of non-conventional fuel credits, permanent reinvestment of foreign income under Accounting Principles Board Opinion No. 23, Accounting for Taxes – Special Areas, (APB 23), repatriation of foreign source income to the United States resulting in the discontinuance of the permanent reinvestment criteria for certain investments under APB 23, and equity treatment of variable interest entities as required under Financial Accounting Standards Board Interpretation No. 46R, Consolidation of Variable Interest Entities – an interpretation of ARB No. 51 (FIN 46R). In particular, in the second quarter of 2004, the Company’s repatriation of $51.2 million of offshore cash and subsequent discontinuance of the permanent reinvestment criteria for certain investments under APB 23 resulted in $19.3 million of additional income tax expense recorded.

Discontinued Operations

Net loss from discontinued operations for the three months and six months ended June 30, 2004 was $25.7 million and $51.9 million, respectively, compared to losses of $106.9 million and $82.8 million, respectively, for the same periods in 2003. Discontinued operations in 2004 include the operating losses for the Union and Gila River power stations. Year-to-date results for 2003 include a $94.7 million after-tax charge related to the consolidation of the Union and Gila River stations, the operating results from Union and Gila River which entered service over the first six months of 2003, results for Prior Energy which was sold in January 2004 and the gain on the final installment of the sale of the coalbed methane gas production assets.

The Union and Gila River project companies have failed to make interest and interest swap agreement payments on the non-recourse project debt due on Dec. 31, 2003 and subsequently or to pay the $654 million Union portion of that debt that came due May 31, 2004 (the $741 million Gila River portion comes due Aug. 31, 2004). As a result, the lenders could seek to exercise remedies against the project companies due to defaults in connection with that debt, including accelerating the debt. In addition, the company is accruing interest expense related to discontinued operations on the late payments at the default rate specified in the debt documents until completion of the transfer of the projects to the lenders in the planned sale transaction.

Liquidity, Capital Resources

At June 30, 2004 and Dec. 31, 2003, included in the current portion of liabilities associated with assets held for sale is the $1,395.0 million of non-recourse long-term debt associated with the Union and Gila River projects. This debt, which is solely the obligation of the project companies and is non-recourse to TECO Energy, is currently in default, and results in TECO Energy having a negative working capital balance.

Available Cash and Liquidity

TECO Energy’s consolidated cash and cash equivalents, excluding all restricted cash, totaled $85.6 million at June 30, 2004. The cash balance at June 30, 2004 excludes the San José and Alborada project unrestricted cash balances of $27.4 million, as these companies were deconsolidated due to the adoption of FIN 46R, Consolidation of Variable Interest Entities, effective Jan. 1, 2004. Restricted cash of $49.5 million includes $41.9 million held in escrow related to the sale of the 49-percent interest in the synthetic coal production facilities due to TECO Energy’s current credit rating.

In addition, at June 30, 2004, aggregate availability under bank credit facilities totaled $537.5 million, net of letters of credit of $32.5 million outstanding under the TECO Energy facility and $30.0 million of loans under the Tampa Electric facilities. Therefore, total liquidity, cash plus credit facilities, totaled $650.5 million, including $229.5 million at Tampa Electric, at the end of the second quarter.

TECO Energy’s liquidity needs have declined because the major construction programs at TWG Merchant and Tampa Electric are complete, the company has no significant upcoming debt maturities, and the company’s business risk is being reduced because of the planned exit from the large Union and Gila River power projects. Accordingly, effective July 6, 2004, TECO Energy replaced its existing $350 million credit facility with a new $200 million 3-year facility. Tampa Electric Company expects to maintain credit facilities totaling $250 million. See the “Bank Credit Facilities” section below for further discussion.

Estimated cash needs for the remainder of 2004 reflect capital spending of approximately $277 million to support customer growth at the utilities and for normal renewal and replacement capital. The company also expects its subsidiary, TPGC, to cause the projects to pay the lenders for the Union and Gila River power projects $30 million at the closing of the transfer pursuant to a purchase and sale or other agreement, of those projects to the lenders in exchange for releases by the lenders and the projects from any obligations or claims against any TECO controlled entity. As previously disclosed, TECO Energy will continue to take care of warranty items that were identified prior to the expiration of the original warranty period. The cash effect of this expected payment is substantially offset by the expected proceeds and avoided outlays associated with the Hamakua and TIE sale transactions. TECO Energy expects to rely on cash on hand, internally generated cash from operations and proceeds from asset sales to fund these cash needs and the payment of dividends to shareholders and build cash for the repayment of debt. Based on its cash flow forecasts, TECO Energy expects to have more than $500 million of cash and capacity under bank credit facilities at the end of 2004.

Other

TECO Energy has not made a contribution to its defined benefit pension plan since the 1995 plan year because investment returns had been sufficient to cover liability growth. Negative stock market returns over the past three years reduced the over-funding of the defined benefit plan. The company’s policy is to fund the plan within the guidelines set by ERISA for the minimum annual contribution and the maximum allowable as a tax deduction by the IRS. The company expects to make contributions of about $14 million in 2004 and $14 million in 2005.

In January 2002, TECO Energy sold 17.965 million 9.5% adjustable conversion-rate equity security units at $25 per unit resulting in $436 million of net proceeds. Each equity unit consisted of $25 in principal amount of a trust preferred security of TECO Capital Trust II, a Delaware business trust formed for the purposes of issuing these securities, and a contract to purchase shares of common stock of TECO Energy in January 2005 at a price per share of between $26.29 and $30.10 based on the market price at that time. At the current market price, the price per share would be $26.29 resulting in the issuance of 17.1 million shares of TECO Energy’s common stock upon the settlement of the equity purchase contracts. Under the terms of the units, unless the holder elects not to participate, the trust preferred securities are to be sold in a remarketing on Oct. 15, 2004. The annual distribution rate on the trust preferred securities to be remarketed is to be reset to a rate designed to produce proceeds from the remarketing at least sufficient to fund the holders’ equity share purchase obligations. Trust preferred securities are reflected as debt on TECO Energy’s consolidated financial statements.

Consistent with the company’s current strategy of reducing fixed obligations and strengthening the balance sheet, on July 28, 2004 TECO Energy commenced a registered offer to exchange outstanding equity units for stock and cash. Investors electing to participate would receive, in exchange for each normal unit, 0.9509 shares of TECO common stock and $1.39 in cash. The trust preferred securities tendered in the exchange will no longer be outstanding. The maximum incremental pre-tax cash cost of the exchange is approximately $8 million excluding any dividends paid on the shares issued in exchange, if the maximum number of units were to be exchanged. The actual cost will depend upon the actual number of units exchanged.

Bank Credit Facilities

Effective July 6, 2004, TECO Energy completed its new $200 million bank credit facility upon cancellation of the existing $350 million credit facility. The new facility has a three-year term and is secured by the stock of TECO Transport. The security will be released if TECO Energy achieves investment-grade ratings and stable outlooks from both Moody’s and Standard & Poor’s. The new facility requires that at the end of each quarter the ratio of debt to earnings before interest, taxes, depreciation and amortization (EBITDA), as defined in the agreement, not exceed 5.25 times through Dec. 30, 2005, 5.00 times from Dec. 31, 2005 through Dec. 30, 2006 and 4.90 times from and after Dec. 31, 2006, and TECO Energy’s EBITDA to interest coverage ratio, as defined in the agreement, to be not less than 2.25 times through Dec. 30, 2005 and 2.60 times thereafter. It does not have a debt to total capital limit. The new facility places certain limitations on the ability to sell core assets and limits the ability of TECO Energy and certain of its subsidiaries, excluding Tampa Electric Company, to issue additional indebtedness in excess of $100 million, unless the indebtedness refinances currently outstanding indebtedness or meets certain other conditions. The new facility also provides that, in the event the aggregate quarterly dividend payments on TECO Energy common stock were to equal or exceed $50 million, TECO Energy would not be able to declare or pay cash dividends on the common stock or make certain other distributions unless it had previously delivered liquidity projections satisfactory to the administrative agent under the credit facility demonstrating that TECO Energy will have sufficient cash to pay such dividends and distributions and the three succeeding quarterly dividends.

TECO Energy’s new bank credit facility includes a $100 million sub-limit for letters of credit; $32.5 million of letters of credit were outstanding at June 30, 2004. In addition, at June 30, 2004, TECO Energy and its subsidiaries had $0.2 million of letters of credit outside of the bank credit line facility outstanding, and the Union and Gila River project companies had $188.3 million outstanding under the letter of credit facilities included in their non-recourse bank financing.

At June 30, 2004, Tampa Electric Company had bank credit facilities totaling $250 million with maturity dates in November 2004 and November 2006. At June 30, 2004, $30.0 million was drawn on the Tampa Electric Company facilities. These facilities are discussed more fully under “Bank Credit Facilities” in TECO Energy’s Annual Report on Form 10-K for the year ended Dec. 31, 2003, and reference is made thereto.

Covenants in Financing Agreements

In order to utilize their respective bank credit facilities, TECO Energy and Tampa Electric Company must meet certain financial tests as defined in the applicable agreements (see “Bank Credit Facilities” above). In addition, TECO Energy, Tampa Electric Company and other operating companies have certain restrictive covenants in specific agreements and debt instruments. The table that follows lists the covenants and the performance relative to them at June 30, 2004. Reference is made to the specific agreements and instruments for more details.

Significant Financial Covenants

(millions) Instrument	Financial Covenant (1)	Requirement/Restriction	Calculation at June 30, 2004
Tampa Electric Company
PGS senior notes	EBIT/interest (2) Restricted payments Funded debt/capital Sale of assets	Minimum of 2.0 times Shareholder equity at least $500 Cannot exceed 65% Less than 20% of total assets	3.3 times $1,677 50.0% 0%
Credit facility	Debt/capital EBITDA/interest (2) Restriction on distributions (3)	Cannot exceed 60% Minimum of 2.5 times Limit on cumulative distributions and outstanding affiliate loans	48.3% 5.6 times $509 unrestricted
6.25% senior notes	Debt/capital Limit on liens	Cannot exceed 60% Cannot exceed $787	48.3% $287 liens outstanding

TECO Energy
$350 million credit facility (4)	Debt/capital	Cannot exceed 65%	62.2%
$380 million note indenture	Limit on restricted payments(5) Limit on liens	Cumulative operating cash flow in excess of 1.7 times interest Cannot exceed 5% of tangible assets	$348 unrestricted $234 unrestricted
	Limit on indebtedness	Interest coverage at least 2.0 times	2.3 times
$300 million note indenture	Limit on liens	Cannot exceed 5% of tangible assets	$234 unrestricted
Union and Gila River project guarantees (6)	Debt/capital EBITDA/interest (2)	Cannot exceed 65% Minimum of 3.0 times	62.2% 2.0 times (7)

TECO Diversified
Coal supply agreement guarantee	Dividend restriction	Net worth not less than $403 (40% of tangible net assets)	$558
(1) As defined in each applicable instrument.

(2)	EBIT generally represents earnings before interest and taxes. EBITDA generally represents EBIT before depreciation and amortization. However, in each circumstance, the term is subject to the definition prescribed under the relevant agreements.

(3)	Limits cumulative distributions after Oct. 31, 2003 and outstanding affiliate loans to an amount representing an accumulation of net income after May 31, 2003 and capital contributions from the parent after Oct. 31, 2003, plus $450 million.

(4)	The $350 million credit facility was replaced with a new 3-year $200 million credit facility effective July 6, 2004. Covenants under the new credit facility are discussed above in “Bank Credit Facilities”.

(5)	The limitation on restricted payments restricts the company from paying dividends or making distributions or certain investments unless there is sufficient cumulative operating cash flow, as defined, in excess of 1.7 times interest to make such distribution or investment. The operating cash flow and restricted payments are calculated on a cumulative basis since the issuance of the 10.5% Notes in the fourth quarter of 2002. This calculation, at June 30, 2004, reflects the amount accumulated since the issuance of the notes and available for future restricted payments.

(6)	Includes the Construction Undertakings related to the Union and Gila River projects.

(7)	The Construction Undertakings permit TECO Energy to terminate its obligations thereunder, including the requirement to comply with the covenants, by providing a Substitute Guarantor reasonably satisfactory to the lending group. On Sept. 22, 2003, TECO Energy tendered a Substitute Guarantor, which it believes satisfied the requirements of the Construction Undertakings. The lending group declined to accept this tender as being satisfactory. TECO Energy has the right to assert that the Construction Undertakings are terminated in the event that the lending group seeks to exercise its remedies based on a violation of the EBITDA-to-interest coverage ratio covenant.

Credit Ratings/Senior Unsecured Debt

In July 2004, Standard & Poor’s (S&P) lowered the ratings on TECO Energy’s senior unsecured debt from BB+ with a negative outlook to BB with a stable outlook. At the same time, S&P affirmed Tampa Electric Company’s senior unsecured debt rating at BBB- and changed the outlook to stable.

Senior Unsecured Credit Ratings as of July 20, 2004

	Fitch	Moody’s	Standard & Poor’s
Tampa Electric Company	BBB+	Baa2	BBB-
TECO Energy / TECO Finance	BB+	Ba2	BB

Off-Balance Sheet Financing

In addition to the unconsolidated affiliates reported at Dec. 31, 2003, as a result of the adoption of FIN 46R, TECO Energy was obligated to no longer consolidate Central Generadora Eléctrica San José, Ltda. (San José) and Tampa Centro Americana de Electricidad, Ltda. (Alborada). TECO Energy has no debt payment obligations with respect to these financings due to their non-recourse nature. Results for the three months ended June 30, 2004 include a $6.7 million after-tax charge associated with the debt extinguishment related to the refinancing of the debt associated with the San Jose Power Station and the $19.3 million provision for income taxes due to the repatriation of cash from Guatemala following the refinancing.

Affiliate	Long-term Debt (millions)	Indirect Maximum Guarantee	Indirect Ownership Interest
San Jose	$116.5	$—	100%
Alborada	$23.9	$—	96%

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

Disclosures About Market Risk

Interest Rate Risk

TECO Energy is exposed to changes in interest rates primarily as a result of its borrowing activities. TECO Energy or its affiliates may enter into futures, swaps and option contracts, in accordance with the approved risk management policies and procedures, to moderate this exposure to interest rate changes and achieve a desired level of fixed and variable rate debt. As of June 30, 2004, there was no significant change in the company’s exposure to interest rate risk since Dec. 31, 2003.

Credit Risk

Financial instability and significant uncertainties relating to liquidity in the entire merchant energy sector have increased the perceived credit risk. Below is a summary of TECO Energy’s consolidated credit risk exposure to counterparties on energy contracts related to merchant generation activities at June 30, 2004. This disclosure includes the counterparty risk exposure from the Union and Gila River project companies.

(millions) Rating (1)	Exposure Before Credit Collateral (2)	Credit Collateral (3)	Net Exposure	Number of Counterparties >10% (4)	Net Exposure Counterparties >10% (4)
Investment grade	$43.8	$—	$43.8	1	$11.1
Split rating	14.3	—	14.3	1	14.3
Non-investment grade	—	—	—	—	—
No external ratings (internally rated)
Investment grade	2.9	—	2.9	—	—
Non-investment grade	—	—	—	—	—

Total	$61.0	$—	$61.0	2	$25.4

(1)	Ratings are principally determined based on publicly available credit ratings, as determined by independent ratings agencies. If the counterparty has provided a guarantee by a higher rated entity, the assigned rating is that of the guarantor. Included in Investment grade are those counterparties with a minimum S&P or Fitch’s rating of BBB- or higher and a Moody’s rating of Baa3 or higher.

(2)	Exposure before credit collateral includes the fair value of net energy contract assets for open positions and the net accounts receivable for realized energy contracts. Exposures are offset by a legal counterparty where legally enforceable netting and set-off arrangements are in place.

(3)	Credit collateral is required from time-to-time based on contractual provisions and may generally include cash deposits and letters of credit.

(4)	The number of counterparties that individually, after considering legally enforceable netting arrangements, represent a significant concentration of credit risk (i.e., more than 10% of the total credit exposure). Also, the combined exposure, less credit collateral, if any, of each significant concentration.

Commodity Risk

TECO Energy and its affiliates face varying degrees of exposure to commodity risks—including coal, natural gas, fuel oil and other energy commodity prices. Any changes in prices could affect the prices these businesses charge, their operating costs and the competitive position of their products and services. The company assesses and monitors risk using a variety of state-of-the-art measurement tools. Management uses different risk measurement and monitoring tools based on the degree of exposure of each operating company to commodity risk. As of June 30, 2004, the commodity risk exposure at Tampa Electric Company was not significantly different from that as of Dec. 31, 2003.

Unregulated Companies

Most of the unregulated segments at TECO Energy are subject to significant commodity risk. The unregulated companies do not speculate using derivative instruments. However, not all derivative instruments receive hedge accounting treatment due to the strict requirements and narrow applicability of the accounting literature to dynamic transactions. For TECO Coal, TECO Transport, and Other Unregulated Companies, as of June 30, 2004 there was no significant change from Dec. 31, 2003 for commodity risks.

For TWG Merchant, results of operations are impacted primarily by changes in the market prices for electricity and natural gas. These merchant operations use derivative instruments to reduce the commodity price risk exposure of the merchant plants. The commodity price risk of each plant is managed on both a portfolio and asset-specific basis. As of June 30, 2004, the commodity risk exposure for these merchant operations was not significantly different from that as of Dec. 31, 2003.

The following tables summarize the changes in and the fair value balances of energy derivative assets (liabilities) for the quarter ended June 30, 2004:

Changes in Fair Value of Energy Derivatives (millions)

Net fair value of derivatives as of Dec. 31, 2003	$9.1
Net change in unrealized fair value of derivatives	0.6
Changes in valuation techniques and assumptions	—
Realized net settlement of derivatives	(2.8)

Net fair value of energy derivatives as of June 30, 2004	$6.9

Roll-Forward of Energy Derivative Net Assets (Liabilities) (millions)

Total energy derivative net assets (liabilities) as of Dec. 31, 2003	$9.1
Change in fair value of net derivative assets (liabilities):
Recorded in OCI	1.7
Recorded in earnings	(10.3)
Net option premium payments	7.5
Net purchase (sale) of existing contracts	(1.1)

Net fair value of energy derivatives as of June 30, 2004	$6.9

Below is a summary table of sources of fair value, by maturity period, for energy derivative contracts at June 30, 2004.

Maturity and Source of Energy Derivative Contracts Net Assets (Liabilities) at June 30, 2004

Contracts Maturing in	Current	Non-current	Total Fair Value
Source of fair value (millions)
Actively quoted prices	$(0.7)	$—	$(0.7)
Other external sources (1)	6.8	—	6.8
Model prices (2)	1.1	(0.3)	0.8

Total	$7.2	$(0.3)	$6.9

(1)	Information from external sources includes information obtained from OTC brokers, industry price services or surveys and multiple-party on-line platforms.

(2)	Model prices are used for determining the fair value of energy derivatives where price quotes are infrequent or the market is illiquid. Significant inputs to the models are derived from market observable data and actual historical experience.

For all unrealized energy derivative contracts, the valuation is an estimate based on the best available information. Actual cash flows could be materially different from the estimated value upon maturity.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the discussion entitled “Disclosures About Market Risk” in Part I, Item 2. Management’s Discussion and Analysis.

Item 4.	CONTROLS AND PROCEDURES

TECO Energy, Inc.

(a)	Evaluation of Disclosure Controls and Procedures. TECO Energy’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of TECO Energy’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on such evaluation, TECO Energy’s principal financial officer and principal executive officer have concluded that, as of the Evaluation Date, TECO Energy’s disclosure controls and procedures are effective and designed to ensure that the information relating to TECO Energy (including its consolidated subsidiaries) required to be disclosed in TECO Energy’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods.

(b)	Changes in Internal Controls. There was no change in TECO Energy’s internal controls over financial reporting (as defined in Rules 13a–15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of TECO Energy’s internal control that occurred during TECO Energy’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, such controls.

Tampa Electric Company

(a)	Evaluation of Disclosure Controls and Procedures. Tampa Electric Company’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of Tampa Electric Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on such evaluation, Tampa Electric Company’s principal financial officer and principal executive officer have concluded that, as of the Evaluation Date, Tampa Electric Company’s disclosure controls and procedures are effective and designed to ensure that the information relating to Tampa Electric Company (including its consolidated subsidiaries) required to be disclosed in Tampa Electric Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods.

(b)	Changes in Internal Controls. There have not been any significant changes in Tampa Electric Company’s internal controls over financial reporting (as defined in Rules 13a–15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of Tampa Electric Company’s internal control that occurred during Tampa Electric Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, such controls.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

In March 2001, TWG (under its former name of TECO Power Services Corporation) was served with a lawsuit filed in the Circuit Court for Hillsborough County by a Tampa-based firm named Grupo Interamerica, LLC. (“Grupo”) in connection with a potential investment in a power project in Colombia in 1996. Grupo alleges, among other things, that TWG breached an oral contract with Grupo that would have allowed Grupo to acquire up to a 20-percent interest in the Colombian wholesale generation project when TWG declined to invest in such project. Grupo is seeking damages equal to the net present value of the value of 20-percent of the project over its life, and has demanded $20 million. TWG has disputed the allegations and denied liability since any understanding made regarding the investment in the project was subject to TECO Energy Board approval, which was not obtained. A trial date has been set in September 2004, but the outcome of any trial cannot be predicted. On Aug. 3, 2004, the trial court granted TWG’s motion for Summary Judgment, resulting in only one count remaining.

See also the discussions of the coal transportation contract hearing before the FPSC in “Tampa Electric Company – Electric division (Tampa Electric)” in Part I, Item 2. Management’s Discussion and Analysis and Note 4 to the TECO Energy Consolidated Financial Statements and Note 3 to the Tampa Electric Company Consolidated Financial Statements and also the discussion of environmental matters in Note 15 to the TECO Energy Consolidated Financial Statements and Note 11 to the Tampa Electric Company Consolidated Financial Statements.

Item 2.	CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Limitation upon the Payment of Dividends

Effective July 6, 2004, TECO Energy completed its new $200 million bank credit facility. The new facility provides that, in the event the aggregate quarterly dividend payments on the company’s common stock were to equal or exceed $50 million, the company would not be able to declare or pay cash dividends on the common stock or make certain other distributions unless it had previously delivered liquidity projections satisfactory to the administrative agent under the credit facility demonstrating that the company will have sufficient cash to pay such dividends and distributions and the three succeeding quarterly dividends.

Issuer Purchases of Equity Securities

Set forth below is a table showing shares deemed repurchased by the issuer.

	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Apr. 1, 2004 – Apr. 30, 2004	2,499	$13.36	—	—
May 1, 2004 – May 31, 2004	4,408	$11.95	—	—
June 1, 2004 – June 30, 2004	—	—	—	—

Total 2nd Quarter 2004	6,907	$12.46	—	—

Total Year-to-Date 2004	6,907	$12.46	—	—

(1)	These shares were not repurchased through a publicly announced plan or program, but rather relate to compensation or retirement plans of the company. Specifically, these shares represent shares delivered in satisfaction of the exercise price and/or tax withholding obligations by holders of stock options who exercised options (granted under TECO Energy’s incentive compensation plans), shares delivered or withheld (under the terms of grants under TECO Energy’s incentive compensation plans) to offset tax withholding obligations associated with the vesting of restricted shares, restricted shares that were deferred upon vesting pursuant to the TECO Energy Group Deferred Compensation Plan and shares purchased by the TECO Energy Group Retirement Savings Plan pursuant to directions from plan participants or dividend reinvestment.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

See discussion regarding the Union and Gila River non-recourse project debt in “Discontinued Operations” in Part I, Item 2. Management’s Discussion and Analysis.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Shareholders held on April 28, 2004, the shareholders of TECO Energy, Inc. elected three directors, approved the TECO Energy, Inc. 2004 Equity Incentive Plan, ratified the actions taken by the Audit Committee appointing PricewaterhouseCoopers, LLP as TECO Energy, Inc.’s independent auditor and rejected two shareholder proposals.

	Votes Cast For	Votes Cast Against	Abstentions	Broker Non-Votes
Election of Directors
T. L. Rankin	163,163,302	7,373,457
W. D. Rockford	163,245,376	7,291,383
J. T. Touchton	162,910,470	7,626,289

Resolution to approve 2004 Equity Incentive Plan	81,416,091	24,337,286	3,754,010	61,029,372

Resolution to ratify appointment by Audit Committee of PricewaterhouseCoopers, LLP as independent auditor	165,309,601	3,711,097	1,516,061

Shareholder proposal for performance and time-based restricted share programs in lieu of stock options	24,952,586	80,230,106	4,324,695	61,029,372

Shareholder proposal for expensing of stock options	51,910,395	54,629,847	2,967,145	61,029,372

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits - See index on page 54.

(b) Reports on Form 8-K

TECO Energy, Inc. filed or furnished the following reports on Form 8-K during the second quarter of 2004.

1.	Current Report on Form 8-K of Apr. 28, 2004, furnishing under “Item 12. Results of Operations and Financial Condition”, financial results for the three-month period ended Mar. 31, 2004.

2.	Current Report on Form 8-K of May 17, 2004, filing under “Item 5. Other Events”, to announce an agreement to sell an additional ownership interest in its synthetic fuel production facilities, and the refinancing of the San Jose Power Station.

3.	Current Report on Form 8-K of June 28, 2004, filing under “Item 5. Other Events”, to update the status of efforts to finalize a definitive agreement for the transfer of the Union and Gila River power stations to the lending bank group.

TECO Energy, Inc. filed or furnished the following reports on Form 8-K subsequent to June 30, 2004.

1.	Current Report on Form 8-K of July 6, 2004, filing under “Item 5. Other Events”, and “Item 7. Financial Statements and Exhibits”, to announce the early replacement of TECO Energy, Inc.’s credit facility with a new three-year bank credit facility.

2.	Current Report on Form 8-K of July 7, 2004, filing under “Item 5. Other Events”, to announce certain management changes.

3.	Current Report on Form 8-K of July 27, 2004, filing under “Item 5. Other Events”, to announce the sale of TECO Wholesale Generation subsidiaries’ indirect interest in the Hamakua Power Station in Hawaii and the sale of its interest in Texas Independent Energy.

4.	Current Report on Form 8-K of July 29, 2004, filing under “Item 5. Other Events”, to announce supplemental term sheet for the transfer of the Union and Gila River Power Stations to the lending banks, and furnishing under “Item 12. Results of Operations and Financial Condition”, financial results for the periods ended June 30, 2004 (except for those portions identified as filed under “Item 7. Financial Statements and Exhibits”).

Tampa Electric Company did not file or furnish any reports on Form 8-K during or subsequent to the second quarter of 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 6th day of August, 2004.

TECO ENERGY, INC. (Registrant)

Date:	August 6, 2004	By:	/s/ G. L. GILLETTE
G. L. GILLETTE Executive Vice President and Chief Financial Officer (Principal Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 6th day of August, 2004.

TAMPA ELECTRIC COMPANY. (Registrant)

Date:	August 6, 2004	By:	/s/ G. L. GILLETTE
G. L. GILLETTE Executive Vice President and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.		Description

3.1	*	Articles of Incorporation of TECO Energy, Inc., as amended on April 20, 1993 (Exhibit 3, Form 10-Q for the quarter ended June 30, 1993 of TECO Energy, Inc., File No. 1-8180).

3.2	*	Bylaws of TECO Energy, Inc., as amended effective July 7, 2004 (Exhibit 3.2 to Registration Statement on Form S-4 No. 333-117701 of TECO Energy, Inc.).

3.3	*	Articles of Incorporation of Tampa Electric Company (Exhibit 3, Registration Statement No. 2-70653 of Tampa Electric Company, File No. 1-5007).

3.4	*	Bylaws of Tampa Electric Company, as amended effective April 16, 1997 (Exhibit 3, Form 10-Q for the quarter ended June 30, 1997 of Tampa Electric Company, File No. 1-5007).

10.1		Nonstatutory Stock Option granted to S. W. Hudson, dated as of July 6, 2004, under the TECO Energy, Inc. 2004 Equity Incentive Plan.**

10.2		Restricted Stock Agreement between TECO Energy, Inc. and S. W. Hudson, dated as of July 6, 2004.**

10.3		Change in Control Severance Agreement between TECO Energy, Inc. and S. W. Hudson, dated as of July 6, 2004.**

12.1		Ratio of Earnings to Fixed Charges – TECO Energy, Inc.

12.2		Ratio of Earnings to Fixed Charges – Tampa Electric Company.

31.1		Certification of the Chief Executive Officer of TECO Energy, Inc. pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

31.2		Certification of the Chief Financial Officer of TECO Energy, Inc. pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

31.3		Certification of the Chief Executive Officer of Tampa Electric Company pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

31.4		Certification of the Chief Financial Officer of Tampa Electric Company to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

32.1		Certification of the Chief Executive Officer and Chief Financial Officer of TECO Energy, Inc. pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2		Certification of the Chief Executive Officer and Chief Financial Officer of Tampa Electric Company pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

99.1		Investment Considerations

(1)	This certification accompanies the Quarterly Report on Form 10-Q and is not filed as part of it.

*	Indicates exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference. Exhibits filed with periodic reports of TECO Energy, Inc. and Tampa Electric Company were filed under Commission File Nos. 1-8180 and 1-5007, respectively.

**	Indicates a management contract with an executive officer of TECO Energy, Inc.