Form 10-Q
period 2004-09-30
TAMPA ELECTRIC CO; TECO ENERGY INC
filed 2004-11-09
CIK 96271, 350563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

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

Number of shares of TECO Energy, Inc.’s common stock outstanding as of October 31, 2004 was 199,672,426.

As of October 31, 2004, there were 10 shares of Tampa Electric Company’s common stock issued and outstanding, all of which were held, beneficially and of record, by TECO Energy, Inc.

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

Index to Exhibits appears on page 55

PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

TECO ENERGY, INC.

In the opinion of management, the unaudited consolidated financial statements include all adjustments that are of a recurring nature and necessary to present fairly the financial position of TECO Energy, Inc. and subsidiaries as of Sep. 30, 2004 and Dec. 31, 2003, and the results of their operations and cash flows for the periods ended Sep. 30, 2004 and 2003. The results of operations for the three-month and nine-month periods ended Sep. 30, 2004 are not necessarily indicative of the results that can be expected for the entire fiscal year ending Dec. 31, 2004. References should be made to the explanatory notes affecting the consolidated financial statements contained in TECO Energy, Inc.’s Annual Report on Form 10-K for the year ended Dec. 31, 2003 and to the notes on pages 9 through 25 of this report.

TECO ENERGY, INC.

Consolidated Balance Sheets

Unaudited

(millions, except share amounts)	Sep. 30, 2004	Dec. 31, 2003
Assets
Current assets
Cash and cash equivalents	$102.5	$108.2
Restricted cash	57.2	51.4
Receivables, less allowance for uncollectibles of $5.7 million and $4.5 million at Sep. 30, 2004 and Dec. 31, 2003, respectively	324.0	280.4
Current derivative assets	19.5	21.1
Inventories, at average cost
Fuel	59.6	88.2
Materials and supplies	86.6	82.5
Prepayments and other current assets	167.8	68.6
Assets held for sale	144.7	169.4

Total current assets	961.9	869.8

Property, plant and equipment
Utility plant in service
Electric	5,095.3	5,245.6
Gas	800.4	778.1
Construction work in progress	802.9	1,151.1
Other property	880.4	865.4

Property, plant and equipment, at original cost	7,579.0	8,040.2
Accumulated depreciation	(2,077.7)	(2,361.2)

Total property, plant and equipment (net)	5,501.3	5,679.0

Other assets
Deferred income taxes	967.7	1,051.5
Other investments	11.5	16.5
Regulatory assets	165.4	188.3
Investment in unconsolidated affiliates	254.8	343.5
Goodwill	71.2	71.2
Deferred charges and other assets	146.8	165.1
Assets held for sale	2,052.3	2,077.4

Total other assets	3,669.7	3,913.5

Total assets	$10,132.9	$10,462.3

The accompanying notes are an integral part of the consolidated financial statements.

TECO ENERGY, INC.

Consolidated Balance Sheets – continued

Unaudited

(millions, except share amounts)	Sep. 30, 2004	Dec. 31, 2003
Liabilities and capital
Current liabilities
Long-term debt due within one year
Recourse	$5.5	$6.1
Non-recourse	7.7	25.5
Notes payable	25.0	37.5
Accounts payable	256.4	313.8
Customer deposits	104.0	101.4
Current derivative liabilities	3.8	12.0
Interest accrued	96.1	56.6
Taxes accrued	112.8	149.9
Liabilities associated with assets held for sale	1,593.8	1,544.4

Total current liabilities	2,205.1	2,247.2

Other liabilities
Deferred income taxes	517.4	498.0
Investment tax credits	20.6	22.8
Regulatory liabilities	547.6	560.2
Deferred credits and other liabilities	361.5	364.1
Liabilities associated with assets held for sale	675.3	697.8
Long-term debt, less amount due within one year
Recourse	3,587.4	3,660.3
Non-recourse	14.1	83.2
Junior subordinated	400.4	649.1
Minority interest	2.7	1.9

Total other liabilities	6,127.0	6,537.4

Commitments and contingencies (see Note 15)

Capital
Common equity (400 million shares authorized; par value $1; 199.6 million shares and 187.8 million shares outstanding at Sep. 30, 2004 and Dec. 31, 2003, respectively)	199.6	187.8
Additional paid in capital	1,488.5	1,220.8
Retained earnings	167.9	339.5
Accumulated other comprehensive income	(47.8)	(55.8)

Common equity	1,808.2	1,692.3
Unearned compensation	(7.4)	(14.6)

Total capital	1,800.8	1,677.7

Total liabilities and capital	$10,132.9	$10,462.3

The accompanying notes are an integral part of the consolidated financial statements.

TECO ENERGY, INC.

Consolidated Statements of Income

Unaudited

(millions, except per share amounts)	Three months ended Sep. 30,
	2004	2003
Revenues
Regulated electric and gas (includes franchise fees and gross receipts taxes of $22.4 million in 2004 and $21.0 million in 2003)	$565.1	$558.6
Unregulated	177.2	200.5

Total revenues	742.3	759.1

Expenses
Regulated operations
Fuel	153.9	111.0
Purchased power	53.1	46.3
Cost of natural gas sold	52.2	63.1
Other	61.3	67.0
Other operations	192.6	200.9
Maintenance	33.2	35.5
Depreciation	71.8	86.9
Restructuring charges	—	11.0
Taxes, other than income	45.9	45.2

Total expenses	664.0	666.9

Income from operations	78.3	92.2

Other (expense) income
Allowance for other funds used during construction	—	3.9
Other income	29.8	9.3
Loss on debt extinguishment	(4.3)	—
Impairment on TIE investment	(0.4)	—
TMDP arbitration reserve	5.7	(32.0)
Income from equity investments	20.7	1.4

Total other income (expense)	51.5	(17.4)

Interest charges
Interest expense	72.3	83.0
Distribution on preferred securities of subsidiary	—	10.0
Allowance for borrowed funds used during construction	—	(1.5)

Total interest charges	72.3	91.5

Income (loss) before provision for income taxes	57.5	(16.7)
Provision (benefit) for income taxes	23.7	(10.0)

Net income (loss) from continuing operations before minority interests	33.8	(6.7)
Minority interest	19.3	11.3

Net income from continuing operations	53.1	4.6

Discontinued operations
Loss from discontinued operations	(18.3)	(34.6)
Income tax benefit	(6.5)	(13.7)

Total discontinued operations	(11.8)	(20.9)

Cumulative effect of change in accounting principle, net of tax	—	(3.2)

Net income (loss)	$41.3	$(19.5)

Average common shares outstanding – Basic	194.1	179.5
– Diluted	194.4	179.8

Earnings per share from continuing operations – Basic	$0.27	$0.03
– Diluted	$0.27	$0.03

Earnings per share – Basic	$0.21	$(0.11)
– Diluted	$0.21	$(0.11)

Dividends paid per common share outstanding	$0.190	$0.190

The accompanying notes are an integral part of the consolidated financial statements.

TECO ENERGY, INC.

Consolidated Statements of Income

Unaudited

(millions, except per share amounts)	Nine months ended Sep. 30,
	2004	2003
Revenues
Regulated electric and gas (includes franchise fees and gross receipts taxes of $63.7 million in 2004 and $59.1 million in 2003)	$1,587.5	$1,528.3
Unregulated	510.1	577.9

Total revenues	2,097.6	2,106.2

Expenses
Regulated operations
Fuel	395.1	256.3
Purchased power	135.2	119.3
Cost of natural gas sold	171.3	186.2
Other	188.9	189.6
Other operations	527.9	577.7
Maintenance	98.2	105.8
Depreciation	217.4	244.9
Asset impairment	9.2	104.1
Goodwill and intangible asset impairment	—	95.2
Restructuring charges	—	11.0
Taxes, other than income	143.5	132.2

Total expenses	1,886.7	2,022.3

Income from operations	210.9	83.9

Other (expense) income
Allowance for other funds used during construction	0.7	15.6
Other income	112.5	41.6
Loss on debt extinguishment	(4.3)	—
Impairment on TIE investment	(152.3)	—
TMDP arbitration reserve	5.7	(32.0)
Income from equity investments	26.6	6.7

Total other (expense) income	(11.1)	31.9

Interest charges
Interest expense	245.2	206.8
Distribution on preferred securities of subsidiary	—	30.0
Allowance for borrowed funds used during construction	(0.3)	(6.1)

Total interest charges	244.9	230.7

Loss before provision for income taxes	(45.1)	(114.9)
Provision (benefit) for income taxes	16.6	(69.5)

Net loss from continuing operations before minority interests	(61.7)	(45.4)
Minority interest	61.0	34.7

Net loss from continuing operations	(0.7)	(10.7)

Discontinued operations
Loss from discontinued operations	(98.1)	(169.1)
Income tax benefit	(34.4)	(65.4)

Total discontinued operations	(63.7)	(103.7)

Cumulative effect of change in accounting principle, net of tax	—	(4.3)

Net loss	$(64.4)	$(118.7)

Average common shares outstanding – Basic	190.5	177.5
– Diluted	190.5	177.5

Earnings per share from continuing operations – Basic	$0.00	$(0.06)
– Diluted	$0.00	$(0.06)

Earnings per share – Basic	$(0.34)	$(0.67)
– Diluted	$(0.34)	$(0.67)

Dividends paid per common share outstanding	$0.570	$0.735

The accompanying notes are an integral part of the consolidated financial statements.

TECO ENERGY, INC.

Consolidated Statements of Comprehensive Income

Unaudited

(millions)	Three months ended Sep. 30,		Nine months ended Sep. 30,
	2004	2003	2004	2003
Net income (loss)	$41.3	$(19.5)	$(64.4)	$(118.7)

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	—	—	—	1.2
Net unrealized gains (losses) on cash flow hedges	4.6	7.8	8.0	(46.7)

Other comprehensive income (loss), net of tax	4.6	7.8	8.0	(45.5)

Comprehensive income (loss)	$45.9	$(11.7)	$(56.4)	$(164.2)

The accompanying notes are an integral part of the consolidated financial statements.

TECO ENERGY, INC.

Consolidated Statements of Cash Flows

Unaudited

(millions)	Nine months ended Sep. 30,
	2004	2003
Cash flows from operating activities
Net loss	$(64.4)	$(118.7)
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	217.4	280.6
Deferred income taxes	(92.6)	(134.8)
Investment tax credits, net	(2.2)	(3.5)
Allowance for funds used during construction	(1.0)	(21.7)
Amortization of unearned compensation	10.2	12.6
Cumulative effect of change in accounting principle, pre-tax	—	7.1
Gain on sales of business/assets, pre-tax	(108.9)	(82.3)
Equity in earnings of unconsolidated affiliates, net of cash distributions on earnings	(25.0)	5.7
Minority interest	(61.0)	(34.7)
Asset impairment, pre-tax	161.5	104.1
Goodwill impairment, pre-tax	—	95.2
TMDP arbitration (recovery) reserve, pre-tax	(5.7)	32.0
Loss on joint venture termination, pre-tax	—	153.9
Deferred recovery clause	30.6	(24.5)
Receivables, less allowance for uncollectibles	(7.2)	17.5
Inventories	22.0	19.5
Prepayments and other deposits	(1.0)	(36.8)
Taxes accrued	28.8	(38.9)
Interest accrued	92.6	(35.1)
Accounts payable	(72.2)	(.5)
Other	40.8	73.2

Cash flows from operating activities	162.7	269.9

Cash flows from investing activities
Capital expenditures	(172.3)	(460.5)
Allowance for funds used during construction	1.0	21.7
Net proceeds from sales of business/assets	187.1	168.0
Net cash reduction from deconsolidation	(22.8)	—
Restricted cash	(40.3)	(63.4)
Distributions from (investment in) unconsolidated affiliates	43.9	(29.2)
Other non-current investments	17.0	(36.7)

Cash flows from investing activities	13.6	(400.1)

Cash flows from financing activities
Dividends	(107.3)	(129.5)
Common stock	8.0	135.8
Proceeds from long-term debt	—	649.4
Repayment of long-term debt	(97.7)	(515.7)
Minority interest, net	60.3	32.2
Restricted cash	—	(32.2)
Early exchange of equity units	(17.6)	—
Settlement of joint venture termination obligation	—	(33.5)
Net (decrease) increase in short-term debt	(12.5)	37.0
Equity contract adjustment payments	(15.2)	(15.2)

Cash flows from financing activities	(182.0)	128.3

Net decrease in cash and cash equivalents	(5.7)	(1.9)
Cash and cash equivalents at beginning of period	108.2	411.1

Cash and cash equivalents at end of period	$102.5	$409.2

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

In the first quarter of 2004, the company adopted Financial Accounting Standards Board (FASB) Interpretation No. 46R, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, (FIN 46R) which impacted the consolidation principles applied to certain entities. For entities that are determined to meet the definition of a variable interest entity (VIE), the company obtains information, where possible, to determine if it is the primary beneficiary of the VIE. If the company is determined to be the primary beneficiary, then the VIE is consolidated and a minority interest is recognized for any other third-party interests. If the company is not the primary beneficiary, then the VIE is accounted for using the equity method of accounting. In unusual circumstances this can result in the company consolidating entities in which it has less than a 50-percent equity investment and deconsolidating entities in which it has a majority equity interest. FIN 46R impacted the consolidation policy for the subsidiaries that hold interests in San José and Alborada power stations in Guatemala, the funding companies involved in the issuance of the trust preferred securities, TECO AGC, Ltd, and Hernando Oaks, LLC. For all other entities, the general consolidation principles described above apply.

The use of estimates is inherent in the preparation of financial statements in accordance with generally accepted accounting principles (GAAP). Actual results could differ from these estimates.

Restricted Cash

Restricted cash at Sep. 30, 2004 is comprised primarily of $50.1 million of cash held in escrow related to the 2003 sale of TECO Coal Corporation’s (TECO Coal) indirectly owned synthetic fuel production facilities (to provide credit support due to the company’s current credit rating). The $50.1 million of cash from the synthetic fuel facility sale will be retained in escrow to support the seller’s obligations under the sale agreement.

Capitalized Interest Expense

Interest costs for the construction of non-utility facilities are capitalized and depreciated over the service lives of the related property. TECO Energy capitalized interest costs at TECO Properties for the three months and nine months ended Sep. 30, 2004, of $0.2 million and $0.6 million, respectively, compared to capitalized interest primarily at the TECO Wholesale Generation (TWG) Merchant segment of $0.3 million and $17.5 million, respectively, for the three months and nine months ended Sep. 30, 2003.

Allowance for Funds Used During Construction (AFUDC)

AFUDC is a non-cash credit to income with a corresponding charge to utility plant which represents the cost of borrowed funds and a reasonable return on other funds used for construction at TECO Energy’s regulated operating companies, Tampa Electric and Peoples Gas (PGS). The rate used to calculate AFUDC is revised periodically to reflect significant changes in Tampa Electric’s and/or PGS’ cost of capital. The rate for Tampa Electric was 7.79% for 2004 and 2003. Total AFUDC for the nine months ended Sep. 30, 2004 was $1.0 million, compared to $5.4 million and $21.7 million, respectively, for the three months and nine months ended Sep. 30, 2003. There was no AFUDC for the three months ended Sep. 30, 2004. The base on which AFUDC is calculated excludes construction work-in-progress which has been included in rate base.

Investments in Unconsolidated Affiliates

Investments in unconsolidated affiliates are accounted for using the equity method of accounting. The percentage ownership interest for each investment at Sep. 30, 2004 and Dec. 31, 2003 is presented in the following table:

Percent Ownership in Unconsolidated Affiliates

	Sep. 30, 2004	Dec. 31, 2003
TECO Transport Corporation (TECO Transport)
Ocean Bulk Transport, LLC	50%	—%
TWG Merchant, Inc.
Texas Independent Energy, L.P. (TIE) (1)	—%	50%

Percent Ownership in Unconsolidated Affiliates – continued

	Sep. 30, 2004	Dec. 31, 2003
Other unregulated
Central Generadora Eléctrica San José, Ltda. (San José or CGE) (2)	100%	—%
Tampa Centro Americana de Electricidad, Ltda. (Alborada or TCAE) (2)	96	—
Empresa Eléctrica de Guatemala, S.A. (EEGSA)	24	24
Hamakua Energy Partners, L.P. (3)	—	50
Hamakua Land Partnership, LLP (3)	—	50
US Propane, LLC (4)	—	38
TECO AGC, Ltd. (5)	—	50
Litestream Technologies, LLC (6)	36	36
Hernando Oaks, LLC (5)	—	50
Brandon Properties Partners, Ltd.	50	50
Walden Woods Business Center, Ltd.	50	50

(1)	In August 2004, a TWG Merchant subsidiary completed the sale of its 50-percent indirect interest in TIE (the holding company for the Odessa and Guadalupe project entities). See Note 16 for additional information about this sale.
(2)	As of Jan. 1, 2004, in accordance with the interpretation and application of the consolidation guidance established in FIN 46R to long-term power purchase agreements, TECO Energy can no longer consolidate CGE or TCAE, the project companies for the San José and Alborada power plants, respectively, in Guatemala.
(3)	See Note 16 for information about the sale in July 2004 of TECO Energy’s indirect interests in Hamakua.
(4)	The sale of US Propane, LLC assets was completed in the second quarter of 2004 (see Note 16).
(5)	As of Jan. 1, 2004, in accordance with FIN 46R, the company determined that it is the primary beneficiary of this entity. As a result, this entity is included in the consolidated financial statements of the company as a fully consolidated entity with a significant minority interest. The percent ownership is unchanged from Dec. 31, 2003.
(6)	During the second quarter of 2004, the assets of Litestream Technologies, LLC were sold in bankruptcy (see Note 8).

Revenues and Fuel Costs

As of Sep. 30, 2004 and Dec. 31, 2003, unbilled revenues of $47.1 million and $45.7 million, respectively, are included in the “Receivables” line item on the balance sheet.

Purchased Power

Tampa Electric purchases power on a regular basis primarily to meet the needs of its retail customers. As a result of the sale of Hardee Power Partners, Ltd. (HPP) in October 2003, power purchases from HPP subsequent to the sale are reflected as non-affiliate purchases by Tampa Electric. Tampa Electric’s long-term power purchase agreement with HPP was not affected by the sale of HPP. Under the existing agreement, which has been approved by the Federal Energy Regulatory Commission (FERC) and the Florida Public Service Commission (FPSC), Tampa Electric has the right to purchase, on average, approximately 52% of the total output of the Hardee power station. Tampa Electric purchased power from entities not affiliated with TECO Energy, including purchases from HPP, at a cost of $53.1 million and $135.2 million, respectively, for the three months and nine months ended Sep. 30, 2004, compared to $64.9 million and $169.4 million, respectively, for the three months and nine months ended Sep. 30, 2003. The associated revenue at HPP from power sold to Tampa Electric of $18.5 million and $50.1 million, respectively, for the three months and nine months ended Sep. 30, 2003, was offset against “Regulated operations – Purchased power” in the income statement. The purchased power costs at Tampa Electric are recoverable through an FPSC-approved cost recovery clause.

In order to meet firm commitments or maintain acceptable operating conditions, unregulated affiliates may also purchase power in the ordinary course of business. Total unregulated purchases of power for continuing operations for the three months and nine months ended Sep. 30, 2004 were $23.4 million and $28.3 million, respectively, compared to $14.0 million and $26.3 million, respectively, for the three months and nine months ended Sep. 30, 2003. Unregulated power purchases are reported in “Other operations” in the income statement.

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

2. Derivatives and Hedging

At Sep. 30, 2004 and Dec. 31, 2003, respectively, TECO Energy and its affiliates had derivative assets totaling $20.1 million and $21.1 million, and liabilities totaling $4.2 million and $12.0 million. At Sep. 30, 2004 and Dec. 31, 2003, accumulated other comprehensive income (OCI) included after-tax gains (losses) of $3.7 million and ($4.3) million, respectively, representing the fair value of cash flow hedges whose transactions will occur in the future. Included in OCI at Dec. 31, 2003 was an unrealized after-tax loss of $14.6 million on interest rate swaps designated as cash flow hedges, reflecting the remaining amount included in OCI related to cash flow hedges for the period preceding the expected disposition of the net assets associated with the Union and Gila River projects. The portion of the hedge beyond the expected disposition date was included as a component of the writedown for the quarter ended Dec. 31, 2003, as the hedged transaction was no longer anticipated to occur. Amounts recorded in OCI at that date reflected the estimated fair value of derivative instruments designated as hedges, based on market prices as of the balance sheet date. All have been reclassified to the Consolidated Statements of Income as of Sep. 30, 2004.

For the three months and nine months ended Sep. 30, 2004, TECO Energy and its affiliates reclassified amounts from OCI and recognized net pre-tax losses of $4.5 million and $27.9 million, respectively, compared to $20.2 million and $1.5 million, respectively, for the three months and nine months ended Sep. 30, 2003. The year-to-date 2004 loss includes $24.0 million of pre-tax losses associated with the interest rate swaps at the Union and Gila River projects as discussed above. Based on the fair value of cash flow hedges at Sep. 30, 2004, pre-tax gains of $3.3 million are expected to be reversed from OCI to the Consolidated Statements of Income within the next twelve months. However, these losses and other future reclassifications from OCI will fluctuate with movements in the underlying market price of the derivative instruments. The company does not currently have any cash flow hedges for transactions forecasted to take place in periods subsequent to 2006.

For the three months and nine months ended Sep. 30, 2004 , the company also recognized pre-tax gains (losses) of $6.2 million and $8.7 million, respectively, compared to ($2.5) million and ($6.6) million, respectively, for the three months and nine months ended Sep. 30, 2003, relating to derivatives that were not designated as either a cash flow or fair value hedge.

3. Goodwill and Other Intangible Assets

As reported previously, the company recorded a pre-tax impairment charge in June 2003 of $95.2 million ($61.2 million after-tax) to write off all of the goodwill previously recorded at TWG Merchant based on the implied fair value of its goodwill, in accordance with FAS 142, Goodwill and Intangible Assets (FAS 142). This goodwill arose from the previous acquisitions of the Commonwealth Chesapeake power station in Virginia and the Frontera power station in Texas. TWG Merchant has no remaining goodwill.

The amount of intangible assets recorded in “Other assets” at Sep. 30, 2004 and Dec. 31, 2003 was $4.8 million and $4.9 million, respectively. The company recognized amortization expense of $0.1 million and $4.7 million, respectively for the nine months ended Sep. 30, 2004 and 2003. No amortization expense was recognized in the three months ended Sep. 30, 2004 or 2003.

4. Regulatory

Cost Recovery – Tampa Electric

As part of the regulatory process, it is reasonably likely that third parties may intervene in various matters related to fuel, purchased power, environmental and conservation cost recovery. The company is unable to predict the timing, nature or impact of such future actions.

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

On Sep. 21, 2004, the FPSC voted to reduce the amounts that Tampa Electric could recover from its customers through the fuel adjustment clause for waterborne transportation services for coal and petroleum coke provided by subsidiaries of TECO Transport. The annual reduction is estimated to be in a range of $14 million to $16 million pre-tax, or $8 million to $10 million after-tax, continuing as long as the contract is in effect, depending on the volumes and origination points of the coal shipments. Net income for the quarter ended Sep. 30, 2004 was reduced by $6.4 million after-tax to reflect the impact of this decision which represents the third quarter’s impact plus the retroactive impact for the first and second quarter since the Commission’s decision was retroactive to Jan. 1, 2004. This decision does not require Tampa Electric to rebid, nor does it prohibit Tampa Electric from rebidding, the water transportation and terminal services contract, which expires on Dec. 31, 2008. See Note 17 for additional information about the FPSC’s final order and Tampa Electric’s response.

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

Impact of Recent Hurricanes

Tampa Electric’s service area has been affected by recent severe weather, including Hurricanes Charley, Frances and Jeanne. The cost of restoration to Tampa Electric’s system for the three hurricanes is currently estimated at $60 million. The $43 million of costs incurred through Sep. 30, 2004 have been charged against Tampa Electric’s unfunded storm damage reserve and have exhausted that reserve. Tampa Electric has filed with the FPSC for deferral of all expected storm damage restoration costs.

Details of the regulatory assets and liabilities as of Sep. 30, 2004 and Dec. 31, 2003 included in rate base are presented in the following table:

Regulatory Assets and Liabilities

(millions)	Sep. 30, 2004	Dec. 31, 2003
Regulatory assets:
Regulatory tax asset (1)	$64.8	$63.3
Other:
Cost recovery clauses	38.0	59.7
Coal contract buy-out (2)	0.7	2.7
Deferred bond refinancing costs (3)	33.4	32.2
Environmental remediation	18.5	20.7
Competitive rate adjustment	5.5	5.3
Other	4.5	4.4

	100.6	125.0

Total regulatory assets	$165.4	$188.3

Regulatory liabilities:
Regulatory tax liability (1)	$26.0	$29.9
Other:
Deferred allowance auction credits	3.7	1.9
Recovery clause related	9.0	—
Environmental remediation	18.5	20.7
Transmission and distribution storm reserve	(0.2)	40.0
Deferred gain on property sales (4)	1.5	1.9
Accumulated reserve – cost of removal	478.3	462.2
Other	10.8	3.6

	521.6	530.3

Total regulatory liabilities	$547.6	$560.2

(1)	Related primarily to plant life. Includes $14.2 million and $17.0 million of excess deferred taxes as of Sep. 30, 2004 and Dec. 31, 2003, respectively.
(2)	Amortized over a 10-year period ending December 2004.

(3)	Unamortized refinancing costs:

Related to debt transactions as follows (millions)	Amortized until
$ 51.6	2004
$ 22.1	2007
$ 25.0	2011
$ 50.0	2011
$ 150.0	2012
$ 150.0	2012
$ 85.9	2014
$ 25.0	2021
$ 100.0	2022
$ 75.0	2022

(4)	Amortized over a 5-year period with various ending dates.

5. Short-Term Debt

On Sep. 30, 2004, TECO Energy entered into an unsecured bridge loan facility with JPMorgan Chase Bank and Merrill Lynch Bank USA, under which the company could have borrowed up to $140 million solely to fund the purchase of trust preferred securities in the remarketing of the TECO Capital Trust II trust preferred securities. See Note 17 for information regarding the company’s purchase of trust preferred securities in the remarketing, which closed on Oct. 15, 2004. The loan under the bridge credit facility matures on Jan. 20, 2005 subject to the company’s right to extend the maturity until Feb. 22, 2005. The terms of the facility are similar to the terms of TECO Energy’s $200 million bank credit facility described below, except that it is unsecured.

Effective July 6, 2004, TECO Energy completed its new $200 million bank credit facility upon cancellation of its $350 million credit facility. The new facility has a three-year term and is secured by the stock of TECO Transport. The security will be released if TECO Energy achieves investment-grade ratings and stable outlooks from both Moody’s and Standard & Poor’s. The new facility requires that at the end of each quarter the ratio of debt to earnings before interest, taxes, depreciation and amortization (EBITDA), as defined in the agreement, not exceed 5.25 times through Dec. 30, 2005, 5.00 times from Dec. 31, 2005 through Dec. 30, 2006 and 4.90 times from and after Dec. 31, 2006, and TECO Energy’s EBITDA to interest coverage ratio, as defined in the agreement, to be not less than 2.25 times through Dec. 30, 2005 and 2.60 times thereafter. It does not have a debt to total capital limit. The new facility places certain limitations on the ability to sell core assets and limits the ability of TECO Energy and certain of its subsidiaries, excluding Tampa Electric, to issue additional indebtedness in excess of $100 million, unless the indebtedness refinances currently outstanding indebtedness or meets certain other conditions. The new facility also provides that, in the event the aggregate quarterly dividend payments on TECO Energy common stock were to equal or exceed $50 million, TECO Energy would not be able to declare or pay cash dividends on the common stock or make certain other distributions unless it had previously delivered liquidity projections satisfactory to the administrative agent under the credit facility demonstrating that TECO Energy will have sufficient cash to pay such quarterly dividends and distributions and the three succeeding quarterly dividends.

At Sep. 30, 2004 and Dec. 31, 2003, the following credit facilities and related borrowings existed:

Short-Term Debt	Sep. 30, 2004				Dec. 31, 2003
(millions)	Credit Facilities		Borrowings Outstanding (1)	Letters of Credit Outstanding	Credit Facilities	Borrowings Outstanding (1)	Letters of Credit Outstanding
Revolving Credit Facilities:
Tampa Electric Company:
1-year facility	$125.0	(2)	$—	$—	$125.0	$—	$—
3-year facility	125.0		25.0	—	125.0	—	—
TECO Energy:
18-month facility	—		—	—	100.0	—	—
3-year facility	200.0		—	30.7	350.0	—	109.9

Total revolving credit facilities	450.0		25.0	30.7	700.0	—	109.9

Other credit facilities:
TECO Energy:
1-year facility	—		—	—	37.5	37.5	—
Unsecured bridge facility	140.0	(3)	—	—	—	—	—

Total other credit facilities	140.0		—	—	37.5	37.5	—

Total short-term debt	$590.0		$25.0	$30.7	$737.5	$37.5	$109.9

(1)	Borrowings outstanding are reported as notes payable.

(2)	On Oct. 22 2004, this facility was replaced with a $150 million 3-year facility (see Note 17).
(3)	The company borrowed $124.1 million on Oct. 15, 2004 to fund its purchase of trust preferred securities of TECO Capital Trust II (see Note 17 for details regarding this remarketing activity).

These credit facilities require commitment fees ranging from 20 to 50 basis points. The weighted-average interest rate on outstanding notes payable at Sep. 30, 2004 and Dec. 31, 2003 was 4.75% and 6.63%, respectively.

6. Long-Term Debt

Junior Subordinated (formerly Preferred Securities)

As a result of the adoption of FIN 46R, on Jan. 1, 2004, the company’s preferred securities were no longer recognized as a result of the deconsolidation of the funding companies established to issue the securities purchased by the trusts described below. As described below, the company issued junior subordinated debt obligations to the funding companies in connection with the issuance of the trust preferred securities. The company has reflected the junior subordinated debt and the equity investment in the funding companies on the balance sheet, which amount as of Sep. 30, 2004, was $400.4 million. The impact of the adoption of FIN 46R for these two entities was an increase in liabilities of $20.2 million and a corresponding increase in assets, and the reclassification of trust preferred securities to junior subordinated notes. As of Dec. 31, 2003, $649.1 million reflected the obligation associated with the preferred securities.

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

Capital Trust I

In December 2000, TECO Capital Trust I, a trust established for the sole purpose of issuing trust preferred securities (TRuPS) and purchasing company preferred securities, issued 8 million, $25 par, 8.5% TRuPS, due 2041, with an aggregate liquidation value of $200 million. Each TRuPS represents an undivided beneficial interest in the assets of the trust and, as a result, represents an indirect interest in a corresponding amount of TECO Energy 8.5% junior subordinated notes due 2041. Distributions are payable quarterly in arrears on Jan. 31, Apr. 30, Jul. 31, and Oct. 31 of each year. Distributions were $4.4 million and $13.1 million for the three-month and nine-month periods ended Sep. 30, 2004 compared to $4.3 million and $12.8 million for the three-month and nine-month periods ended Sep. 30, 2003. For the 2004 periods, the distributions were reflected in interest expense as interest payments under the junior subordinated notes.

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

Capital Trust II

In January 2002, TECO Energy sold 17.965 million 9.5% adjustable conversion-rate equity security units at $25 per unit resulting in $436 million of net proceeds. Each equity security unit consisted of $25 in principal amount of a trust preferred security of TECO Capital Trust II, a Delaware business trust formed for the purpose of issuing these securities, with a stated liquidation amount of $25 and a contract to purchase shares of common stock of TECO Energy in January 2005 at a price per share of between $26.29 and $30.10 based on the market price at that time. In August 2004, TECO Energy completed the early settlement offer to exchange up to 17,865,000 of its previously outstanding 17,965,000 equity security units for 0.9509 shares of common stock plus $1.39 in cash for each validly tendered and accepted normal units. The early settlement offer expired at midnight, New York City time, on Aug. 24, 2004, and the company accepted all of the 10,756,073 equity security units in the form of normal units tendered as of the expiration of the early settlement offer, or approximately 60.2% of the 17,865,000 normal units for which the company offered early settlement of the purchase contracts included therein. In accordance with the terms of the early settlement offer, TECO Energy exchanged an aggregate of 10,227,746 shares of common stock and $14.9 million in cash, including cash paid in lieu of fractional shares, for the tendered equity security units. As of Sep. 30, 2004, there were 7,208,927 of equity security units outstanding.

If all of the 7,208,927 equity security units remaining outstanding after completion of the early settlement offer had been converted as of Sep. 30, 2004, the company would have been required to issue 6,854,968 shares of common stock to satisfy the purchase contract obligation, which is the maximum number of shares issuable under the purchase contracts. The equity security units represent an indirect interest in a corresponding amount of TECO Energy 5.11% subordinated notes. The holders of these contracts are entitled to quarterly contract adjustment payments at the annualized rate of 4.39% of the stated amount of $25 per year through and including Jan. 15, 2005. Distributions for the three months and nine months ended Sep. 30, 2004 were $3.1 million and $14.9 million, compared to $5.7 million and $17.2 million, respectively for the same periods in 2003. For the 2004 periods, the distributions were reflected in interest expense as interest payments under the junior subordinated notes.

As discussed in Note 5, TECO Energy entered into an unsecured bridge loan facility to fund its purchase of trust preferred securities in the remarketing in October 2004 of the trust preferred securities. The remarketing occurred on Oct. 12, 2004 and settled on Oct. 15, 2004 (see Note 17 for information concerning this remarketing and TECO Energy’s purchase of a portion of the trust preferred securities that were remarketed.)

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

Pro Forma Stock-Based Compensation Expense

(millions, except per share amounts)	Three months ended Sep. 30,		Nine months ended Sep. 30,
	2004	2003	2004	2003
Net income (loss) from continuing operations
As reported	$53.1	$4.6	$(0.7)	$(10.7)
Add: Unearned compensation expense (1)	1.4	0.5	1.8	(0.3)
Less: Pro forma expense (2)	2.3	1.5	4.7	2.8

Pro forma	$52.2	$3.6	$(3.6)	$(13.8)

Net income (loss)
As reported	$41.3	$(19.5)	$(64.4)	$(118.7)
Add: Unearned compensation expense (1)	1.4	0.5	1.8	(0.3)
Less: Pro forma expense (2)	2.3	1.5	4.7	2.8

Pro forma	$40.4	$(20.5)	$(67.3)	$(121.8)

Net income (loss) from continuing operations - EPS, basic
As reported	$0.27	$0.03	$(0.00)	$(0.06)
Pro forma	$0.27	$0.02	$(0.02)	$(0.08)
Net income (loss) from continuing operations - EPS, diluted
As reported	$0.27	$0.03	$(0.00)	$(0.06)
Pro forma	$0.27	$0.02	$(0.02)	$(0.08)
Net income (loss) – EPS, basic
As reported	$0.21	$(0.11)	$(0.34)	$(0.67)
Pro forma	$0.21	$(0.11)	$(0.35)	$(0.69)
Net income (loss) – EPS, diluted
As reported	$0.21	$(0.11)	$(0.34)	$(0.67)
Pro forma	$0.21	$(0.11)	$(0.35)	$(0.69)

Assumptions
Risk-free interest rate	4.04%	4.33%	4.04%	4.33%
Expected lives (in years)	7	6	7	6
Expected stock volatility	34.10%	36.00%	34.10%	36.00%
Dividend yield	5.67%	5.53%	5.67%	5.53%

(1)	Unearned compensation expense reflects the compensation expense of restricted stock awards, after-tax.
(2)	Compensation expense for stock options determined under the fair-value based method, after-tax, and compensation expense associated with restricted stock awards.

8. Asset Impairments

On Aug. 30, 2004, a TWG Merchant subsidiary completed the sale of its 50-percent indirect interest in TIE to PSEG Americas Inc., for $0.5 million. Net proceeds were $0.1 million. As reported in the second quarter, the company recorded a $151.9 million pre-tax impairment ($98.7 million after-tax) in the second quarter of 2004 to record the estimated write off of the investment reflecting the anticipated sale. This estimate was finalized resulting in an additional $0.4 million pre-tax impairment ($0.3 million after-tax) being recorded in the third quarter of 2004. The nine months ended Sep. 30, 2004 also includes the recognition of a $2.4 million pre-tax ($1.5 million after-tax) valuation adjustment at TECO Solutions, Inc. (TECO

Solutions) related to a district cooling plant, a pre-tax loss of $5.5 million ($3.4 million after-tax) at a TECO Solutions subsidiary related to its equity investment in Litestream Techonologies, LLC after it was placed into bankruptcy by creditors, and a pre-tax loss at a subsidiary of TECO Transport of $1.2 million ($0.8 million after-tax) on two barges.

Results for 2003 include TECO Energy’s recording of a $104.1 million pre-tax charge ($64.2 million after-tax) to reflect the impact of the cancellation of turbine purchase commitments in the first quarter of 2003. This represented pre-tax charges of $24.5 million ($15.3 million after-tax) at the other unregulated segment and $79.6 million ($48.9 million after-tax) at Tampa Electric relating to installment payments made and capitalized in prior periods. As reported previously, certain turbine rights had been transferred from a subsidiary of TWG (as defined in Note 14 below) to Tampa Electric in 2002 for use in Tampa Electric’s generation expansion activities. These cancellations, made in April 2003, fully terminated all turbine purchase obligations.

9. Income Tax Expense

During the three months and nine months ended Sep. 30, 2004 and 2003, the company experienced a number of events that have impacted the overall effective tax rate on continuing operations. These events included the recognition of non-conventional fuel credits, permanent reinvestment of foreign income under Accounting Principles Board Opinion No. 23, Accounting for Taxes – Special Areas, (APB 23), repatriation of foreign source income to the United States resulting in the discontinuance of the permanent reinvestment criteria for certain investments under APB 23, Guatemalan tax reform effective July 1, 2004, and equity treatment of variable interest entities as required under FIN 46R.

10. Discontinued Operations and Assets Held for Sale

Union and Gila River Projects

As of Dec. 31, 2003, management was committed to a plan to sell TECO Energy’s indirect ownership of the equity in or net assets of the Union and Gila River project companies. The company expects to complete the transfer of these projects in 2004, subject to FERC approval. The Union and Gila River project companies comprised part of the TWG Merchant segment until designated as assets held for sale in December 2003.

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

Components of income from discontinued operations – Union and Gila River Project Companies

(millions)	Three months ended Sep. 30,		Nine months ended Sep. 30,
	2004	2003	2004	2003
Revenues	$186.3	$183.2	$405.4	$221.7
Income (loss) from operations	13.0	(14.8)	(14.9)	(30.0)
Loss before provision for income taxes	(18.4)	(38.9)	(97.6)	(213.6)
Benefit for income taxes	(6.5)	(15.4)	(34.2)	(82.9)
Net loss from discontinued operations	$(11.9)	$(23.5)	$(63.4)	$(130.7)

Due to the fact that the Union and Gila River projects are classified as discontinued operations, depreciation expense is no longer recognized and reported, in accordance with FAS 144. The amount of depreciation that would have been recognized for the three months and nine months ended Sep. 30, 2004, if not classified as discontinued operations, is $19.9 million and $62.8 million, respectively.

The following table provides a summary of the carrying amounts of the significant assets and liabilities reported in the combined current and non-current “Assets held for sale” and “Liabilities associated with assets held for sale” line items:

Assets held for sale – Union and Gila River Project Companies

(millions)	Sep. 30, 2004	Dec. 31, 2003
Current assets	$144.5	$72.9
Net property, plant and equipment	1,366.3	1,367.9
Other investments	663.1	676.1
Other non-current assets	22.1	23.7

Total assets held for sale	$2,196.0	$2,140.6

Liabilities associated with assets held for sale – Union and Gila River Project Companies

(millions)	Sep. 30, 2004	Dec. 31, 2003
Current liabilities	$198.7	$94.0
Long-term debt, non-recourse:
Secured facility note (1) (2)	1,395.0	1,395.0
Financing facility note	663.1	676.1
Other non-current liabilities	12.0	21.7

Total liabilities associated with assets held for sale	$2,268.8	$2,186.8

(1)	As defined in the legal documents.
(2)	This debt is classified as a current liability.

Other transactions

At Sep. 30, 2004, assets and liabilities held for sale –other includes AGC, Ltd., an investment of TECO Solutions. At Dec. 31, 2003, balances included Prior Energy Corporation (Prior Energy) (majority of assets were sold in February 2004) and TECO BGA, Inc. (a former subsidiary of TECO Solutions that was sold in January 2004). Income from discontinued operations –other in 2004 includes the operating results for Prior Energy, and for 2003 it also included the operating results for TECO Gas Services, Inc. (substantially all of the assets of which were sold in the third quarter of 2003). In December 2002, the company sold substantially all the assets of TECO Coalbed Methane, which gave rise to a pre-tax gain in the first quarter of 2003 of $37.4 million ($22.7 million after-tax).

Below is a table which provides selected components of discontinued operations for transactions other than the Union and Gila River projects transaction:

Components of income from discontinued operations – Other

(millions)	Three months ended Sep. 30,		Nine months ended Sep. 30,
	2004	2003	2004	2003
Revenues	$—	$5.7	$—	$15.8
(Loss) income from operations	(0.1)	4.9	(1.3)	7.1
(Loss) gain on sale	—	—	(0.3)	38.7
Income (loss) before provision for income taxes (1)	0.1	4.3	(0.5)	44.5
Provision (benefit) for income taxes	—	1.6	(0.2)	17.5
Net income (loss) from discontinued operations (1)	$0.1	$2.7	$(0.3)	$27.0

(1)	Includes internal financing costs, allocated prior to discontinued operations designation. Internally allocated costs for the periods ended Sep. 30, 2004 and 2003, were at pre-tax rates of 8%, based on the average investment in each subsidiary.

The following table provides a summary of the carrying amounts of the significant assets and liabilities reported in the combined current and non-current “Assets held for sale” and “Liabilities associated with assets held for sale” line items for all other transactions, excluding the Union and Gila River projects, as described above:

Assets held for sale – Other

(millions)	Sep. 30, 2004	Dec. 31, 2003
Current assets	$0.2	$96.5
Net property, plant and equipment	0.8	1.5
Other non-current assets	—	8.2

Total assets held for sale	$1.0	$106.2

Liabilities associated with assets held for sale – Other
(millions)	Sep. 30, 2004	Dec. 31, 2003
Current liabilities	$0.2	$55.4
Other non-current liabilities	0.1	—

Total liabilities associated with assets held for sale	$0.3	$55.4

11. Comprehensive Income

TECO Energy reported the following comprehensive income (loss) for the three months and nine months ended Sep. 30, 2004 and 2003, related to changes in the fair value of cash flow hedges and foreign currency adjustments:

Comprehensive Income (Loss)

(millions)	Three months ended Sep. 30,			Nine months ended Sep. 30,
	Gross	Tax	Net	Gross	Tax	Net
2004
Unrealized gain (loss) on cash flow hedges	$1.7	$0.1	$1.6	$(15.9)	$(6.0)	$(9.9)
Less: Loss reclassified to net income	4.5	1.5	3.0	27.9	10.0	17.9

Gain on cash flow hedges	6.2	1.6	4.6	12.0	4.0	8.0

Foreign currency adjustments	—	—	—	—	—	—

Total other comprehensive income	$6.2	$1.6	$4.6	$12.0	$4.0	$8.0

2003
Unrealized loss on cash flow hedges (1)	$(6.9)	$(2.3)	$(4.6)	$(76.0)	$(28.4)	$(47.6)
Less: Loss (gain) reclassified to net income	20.2	7.8	12.4	1.5	0.6	0.9

Gain (loss) on cash flow hedges	13.3	5.5	7.8	(74.5)	(27.8)	(46.7)

Foreign currency adjustments	—	—	—	1.2	—	1.2

Total other comprehensive income (loss)	$13.3	$5.5	$7.8	$(73.3)	$(27.8)	$(45.5)

(1)	Amounts include interest rate swaps at the project companies designated as cash flow hedges at TPGC, which was consolidated effective April 1, 2003 as a result of the termination of the partnership.

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

Pension Expense (Benefit)

(millions) Three months ended Sep. 30,	Pension Benefits		Other Postretirement Benefits
	2004	2003	2004	2003
Components of net periodic benefit expense
Service cost (benefits earned during the period)	$4.3	$3.5	$0.9	$1.1
Interest cost on projected benefit obligations	8.3	7.7	2.4	3.2
Expected return on assets	(9.8)	(10.5)	—	—
Amortization of:
Transition (asset) obligation	(0.2)	(0.2)	0.6	0.6
Prior service (benefit) cost	(0.2)	(0.1)	0.4	0.5
Actuarial loss	0.6	0.3	(0.1)	0.3

Pension expense	3.0	0.7	4.2	5.7
Special termination benefit charge	0.8	—	—	—

Net pension expense recognized in the TECO Energy Consolidated Statements of Income	$3.8	$0.7	$4.2	$5.7

Nine months ended Sep. 30,
Components of net periodic benefit expense
Service cost (benefits earned during the period)	$12.8	$10.7	$3.3	$3.2
Interest cost on projected benefit obligations	24.8	23.1	8.4	9.4
Expected return on assets	(29.4)	(31.6)	—	—
Amortization of:
Transition (asset) obligation	(0.8)	(0.8)	2.0	2.0
Prior service (benefit) cost	(0.5)	(0.4)	1.4	1.4
Actuarial loss	2.0	1.1	0.7	1.1

Pension expense	8.9	2.1	15.8	17.1
Special termination benefit charge	4.0	—	—	—
Additional amounts recognized	0.3	—	—	0.1

Net pension expense recognized in the TECO Energy Consolidated Statements of Income	$13.2	$2.1	$15.8	$17.2

For the fiscal 2004 plan year, TECO Energy assumed an expected long-term return on plan assets of 8.75%. In September 2004, the company made a $14.2 million cash contribution to the qualified pension plan.

On May 19, 2004, the FASB issued FSP 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, (the Act), which supersedes FSP 106-1 and is effective for the first interim or annual reporting period beginning after June 15, 2004, or the period beginning July 1, 2004 for the company. The guidance in FSP 106-2 related to the accounting for the federal subsidy applies only to the sponsor of a single-employer defined-dollar-benefit postretirement health care plan for which (a) the employer has concluded that prescription drug benefits available under the plan to some or all participants for some or all future years are “actuarially equivalent” to Medicare Part D and thus qualify for the subsidy under the Act and (b) the expected federal subsidy will offset or reduce the employer’s share of the cost of the underlying postretirement prescription drug coverage on which the federal subsidy is based. The company has determined that prescription drug benefits available to certain medicare-eligible participants under its defined-dollar-benefit postretirement health care plan are “actuarially equivalent” to the standard drug benefits to be offered under Medicare Part D. As a result, the company calculated the incremental effect of the Medicare subsidy on its accumulated postretirement benefit obligation as of Jan. 1, 2004, to be a reduction of $27.0 million and, accordingly, recorded a $1.4 million reduction in its Other Postretirement Benefit expense during the three-month period ended Sep. 30, 2004. The components of this reduction, included in the net periodic benefit expenses for the three- and nine-month periods ended Sep. 30, 2004 shown above, were (in millions):

Service cost	$(0.3)
Interest cost on projected benefit obligation	(0.6)
Amortization of actuarial (gain) loss	(0.5)

$(1.4)

13. Earnings Per Share

For the three months and nine months ended Sep. 30, 2004, unexercised stock options for 8.2 million shares and 10.7 million shares, respectively, were excluded from the computation of diluted earnings per share due to their antidilutive effect since their respective exercise prices exceeded the market price as of Sep. 30, 2004. For the three months and nine months ended Sep. 30, 2003, unexercised stock options for 6.4 million shares and 9.2 million shares, respectively, were excluded due to their antidilutive effect. Additionally, for the three months and nine months ended Sep. 30, 2004, 6.0 million common shares associated with the early settlement of the common shares issuable under the purchase contracts associated with the equity security units issued in January 2002 were also excluded from the computation of diluted earnings per share compared to 14.9 million shares for the three months and nine months ended Sep. 30, 2003, due to their antidilutive effect.

Earnings Per Share

(millions, except per share amounts)	Three months ended Sep. 30,		Nine months ended Sep. 30,
	2004	2003	2004	2003
Numerator
Net income (loss) from continuing operations, basic and diluted	$53.1	$4.6	$(0.7)	$(10.7)
Discontinued operations, net of tax	(11.8)	(20.9)	(63.7)	(103.7)
Cumulative effect of a change in accounting principle, net	—	(3.2)	—	(4.3)

Net loss, basic and diluted	$41.3	$(19.5)	$(64.4)	$(118.7)

Denominator
Average number of shares outstanding - basic	194.1	179.5	190.5	177.5
Plus: Incremental shares for assumed conversions: Stock options at end of period and contingent performance shares	2.4	2.8	—	—
Less: Treasury shares which could be purchased	(2.1)	(2.5)	—	—

Average number of shares outstanding - diluted	194.4	179.8	190.5	177.5

Earnings per share from continuing operations
Basic	$0.27	$0.03	$0.00	$(0.06)
Diluted	$0.27	$0.03	$0.00	$(0.06)
Earnings per share from discontinued operations, net
Basic	$(0.06)	$(0.12)	$(0.34)	$(0.59)
Diluted	$(0.06)	$(0.12)	$(0.34)	$(0.59)
Earnings per share from cumulative effect of change in accounting principle, net
Basic	$0.00	$(0.02)	$0.00	$(0.02)
Diluted	$0.00	$(0.02)	$0.00	$(0.02)
Earnings per share
Basic	$0.21	$(0.11)	$(0.34)	$(0.67)
Diluted	$0.21	$(0.11)	$(0.34)	$(0.67)

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

In 2003, the company, as part of its renewed focus on core utility operations, revised internal reporting information used for decision making purposes. With this change, management began to view the results and performance of TECO Wholesale Generation, Inc. (formerly TECO Power Services Corporation), or TWG, as a separate segment comprised of all continuing merchant energy-related operations (TWG Merchant), from which the Union and Gila River projects’ operations have been reclassified to discontinued operations. The TWG Merchant segment includes the results of operations for the Frontera, Commonwealth Chesapeake, Dell and McAdams power plants, as well as the results of the equity investment in the Odessa and Guadalupe power plants, held through PLC Development Holdings, LLC (PLC) until the date of the completion of the sale of these investments, and TECO EnergySource, Inc. (TES), the energy marketing affiliate for the merchant operations.

The non-merchant operations formerly included in the TECO Power Services operating segment are comprised of the results from HPP up to the date of the sale in October 2003, the Hamakua power plant in Hawaii, the Guatemalan operations which include the San José and Alborada power plants and the results of the equity investment in the Guatemalan distribution company, EEGSA, and other non-merchant activities (results of which are reported under the equity method beginning in 2004). These non-merchant operations are reported in the Other Unregulated segment.

The information presented in the following table excludes all discontinued operations. See Note 10 for additional details of the components of discontinued operations.

Segment Information

(millions) Three months ended Sep. 30,	Tampa Electric	Peoples Gas	TWG Merchant		TECO Transport	TECO Coal	Other Unregulated	Eliminations & Other	TECO Energy

2004
Revenues - outsiders	$472.8	$92.3	$32.5		$42.0	$84.1	$18.4	$0.2	$742.3
Sales to affiliates	1.1	—	—		20.0	—	1.8	(22.9)	—

Total revenues	473.9	92.3	32.5		62.0	84.1	20.2	(22.7)	742.3
Depreciation	44.4	8.5	3.4		5.6	8.9	1.0	—	71.8
Total interest charges (1)	23.4	3.7	9.7		1.2	2.9	3.9	27.5	72.3
Internally allocated interest (1)	—	—	12.9		(0.2)	2.9	3.8	(19.4)	—
Provision (benefit) for taxes (2)	32.9	1.9	(4.8)		0.1	7.0	1.5	(14.9)	23.7
Net income (loss) from continuing operations	$53.4	$3.0	$(6.4	)(3)	$0.6	$12.5	$13.9	$(23.9)	$53.1

2003
Revenues - outsiders	$455.4	$103.2	$33.6		$43.8	$72.3	$50.8	$—	$759.1
Sales to affiliates	0.8	—	—		20.1	—	23.0	(43.9)	—

Total revenues	456.2	103.2	33.6		63.9	72.3	73.8	(43.9)	759.1
Depreciation	54.8	8.2	3.1		5.1	8.2	7.5	—	86.9
Restructuring costs	2.2	1.7	0.3		—	—	4.8	2.0	11.0
Total interest charges (1)	23.6	3.9	14.6		1.1	2.7	10.4	35.2	91.5
Internally allocated interest (1)	—	—	14.8		(0.3)	2.8	5.0	(22.7)	(0.4)
(Benefit) provision for taxes (2)	29.4	1.8	(21.9)		1.8	(23.2)	(1.5)	3.6	(10.0)
Net income (loss) from continuing operations	$53.3	$2.9	$(36.0	)(4)	$2.6	$18.4	$4.6	$(41.2)	$4.6

Segment Information – continued

(millions) Nine months ended Sep. 30,	Tampa Electric		Peoples Gas	TWG Merchant		TECO Transport	TECO Coal	Other Unregulated		Eliminations & Other	TECO Energy

2004
Revenues - outsiders	$1,271.7		$315.8	$80.2		$122.1	$245.5	$61.6		$0.7	$2,097.6
Sales to affiliates	2.7		—	—		58.3	—	5.6		(66.6)	—

Total revenues	1,274.4		315.8	80.2		180.4	245.5	67.2		(65.9)	2,097.6
Depreciation	135.5		25.4	10.0		16.5	27.5	2.5		—	217.4
Total interest charges (1)	71.8		11.4	39.5		3.6	7.8	12.9		97.9	244.9
Internally allocated interest (1)	—		—	40.7		(0.7)	7.8	12.7		(60.8)	(0.3)
Provision (benefit) for taxes (2)	72.1		13.6	(74.3)		1.6	25.3	22.2	(5)	(43.9)	16.6
Net (loss) income from continuing operations	$119.2		$21.7	$(135.8	) (3)	$3.6	$45.6	$14.7	(5)	$(69.7)	$(0.7)

2003
Revenues - outsiders	$1,203.4		$324.9	$83.9		$116.4	$225.9	$151.4		$0.3	$2,106.2
Sales to affiliates	2.6		—	—		79.1	—	63.4		(145.1)	—

Total revenues	1,206.0		324.9	83.9		195.5	225.9	214.8		(144.8)	2,106.2
Depreciation	158.1		24.7	9.0		15.3	24.9	12.9		—	244.9
Restructuring costs	2.2		1.7	0.3		—	—	4.8		2.0	11.0
Total interest charges (1)	66.2		11.7	37.1		3.6	8.0	26.7		77.4	230.7
Internally allocated interest (1)	—		—	54.2		(1.7)	7.9	13.3		(74.3)	(0.6)
(Benefit) provision for taxes (2)	38.4		12.3	(69.6)		8.3	(53.5)	(1.6)		(3.8)	(69.5)
Net (loss) income from continuing operations	$83.8	(6)	$19.6	$(120.1	) (4)	$12.4	$64.9	$6.5	(6)	$(77.8)	$(10.7)

At Sep. 30, 2004
Goodwill, net	$—		$—	$—		$—	$—	$71.2		$—	$71.2
Investment in unconsolidated affiliates	—		—	—		3.0	—	231.6	(8)	20.2	254.8
Other non-current investments	—		—	—		—	—	11.5		—	11.5
Total assets	$4,161.9		$656.7	$3,357.8	(7)	$300.6	$399.7	$534.5	(8)	$721.7	$10,132.9

At Dec. 31, 2003
Goodwill, net	$—		$—	$—		$—	$—	$71.2		$—	$71.2
Investment in unconsolidated affiliates	—		—	158.9		—	—	184.6		—	343.5
Other non-current investments	—		—	—		—	—	16.5		—	16.5
Total assets	$4,178.6		$651.5	$3,504.4	(7)	$315.8	$340.8	$851.2		$620.0	$10,462.3

(1)	Segment net income is reported on a basis that includes internally allocated financing costs. Total interest charges include internally allocated interest costs that for 2004 and 2003 were at pre-tax rates of 8%, based on the average investment in each subsidiary.
(2)	Taxes have been allocated, for segment reporting purposes, to TWG Merchant based on the weighted-average tax rates of the TWG Merchant components.
(3)	TWG Merchant’s net loss for the three months ended Sep. 30, 2004 includes a $4.3 million after-tax benefit ($5.7 million pre-tax) from the reversal of costs previously accrued for the TMDP arbitration. Additionally, the three months and nine months ended Sep. 30, 2004 include a charge associated with the write-off of its investment in the TIE project of $0.3 million after-tax ($0.4 million pre-tax) and $99.0 million after-tax ($152.3 million pre-tax), respectively.
(4)	Results for the three months and nine months ended Sep. 30, 2003 include charges of $25.9 million after-tax ($40.7 million pre-tax) associated with the TMDP arbitration award, including a $32.0 million reserve. The nine months ended Sep. 30, 2003 also includes $61.2 million after-tax goodwill impairment charges ($95.2 million pre-tax).
(5)	Net income for the nine months ended Sep. 30, 2004 includes a $6.7 million after-tax charge associated with the extinguishment of debt following the refinancing of the San Jose Power Station, $19.3 million for income taxes due to the resulting repatriation of cash from Guatemala, and after-tax asset impairment charges at TECO Solutions of $4.9 million, partially offset by an after-tax gain on the sale of the propane business of $12.2 million.
(6)	Net income for 2003 includes after-tax charges for turbine purchase cancellations of $48.9 million and $15.3 million, respectively, at Tampa Electric and Other Unregulated companies.
(7)	Includes assets classified as assets held for sale on the accompanying balance sheet.
(8)	As of Jan. 1, 2004, in accordance with FIN 46R, the San José and Alborada project entities were deconsolidated, and are accounted for using the equity method of accounting with net assets included in the balance sheet as an “Investment in unconsolidated affiliates”.

15. Commitments and Contingencies

Capital Expenditures

TECO Energy has made certain commitments in connection with its continuing capital expenditure program. At Sep. 30, 2004, the estimated capital expenditures for the full year 2004 are approximately $276 million, and are summarized below. These estimated expenditures will be offset by proceeds from asset and business sales of approximately $213 million, including the sale of interests in TECO Coal synfuel assets of $114 million, of which $35 million is expected to be restricted cash; the sale of Prior Energy’s assets of $30 million; the sale of TWG’s interests in Hamakua of $12 million; and the sale of TECO Propane Venture, LLC’s (TPV) interests in Heritage Propane Partners of $53 million.

Forecasted Full-Year Capital Investments

(millions)	Estimated 2004
Tampa Electric	$183
Peoples Gas	40
TWG Merchant	6
TECO Transport	20
TECO Coal	21
Other	6

Total capital expenditures	276
Less: proceeds from asset sales	(213)
Plus: net cash reduction from deconsolidation	23
Other investment and restricted cash related	(36)

Net capital investments	$50

Legal Contingencies

TM Delmarva Power Arbitration and Related Proceeding

TM Delmarva Power, L.L.C. (TMDP), a TWG subsidiary, continued to accrue interest on the arbitration award issued by the arbitration panel in the proceeding brought against TMDP by the non-equity member, NCP of Virginia, L.L.C. (NCP), in the Commonwealth Chesapeake Project (CCC) as it awaited a completion to the pending vacatur proceeding in the U.S. District Court for the District of Columbia. As of June 30, 2004, the company had reserved, but not yet paid, the full $49 million, representing the maximum payment obligation for the award plus accrued interest. In August 2004, the company entered into an agreement with NCP and its owners under which TECO Energy and its subsidiary agreed to purchase NCP’s interest in CCC for $30 million in cash plus shares of TECO Energy common stock having a value of $10 million, and NCP released all claims against the company and its subsidiaries. The funds and shares were released from escrow upon receipt of FERC approval on Sep. 30, 2004. The transaction to purchase the remaining interest in CCC from NCP therefore had a positive impact on pre-tax earnings of approximately $9 million in the third quarter of 2004.

Grupo Lawsuit

In March 2001, TWG (under its former name of TECO Power Services Corporation) was served with a lawsuit filed in the Circuit Court for Hillsborough County by a Tampa-based firm named Grupo Interamerica, LLC. (“Grupo”) in connection with a potential investment in a power project in Colombia in 1996. Grupo alleged, among other things, that TWG breached an oral contract with Grupo and demanded $20 million. On Aug. 3, 2004, the trial court granted TWG’s motion for summary judgment, resulting in only one count remaining. The trial date for this case was moved from September 2004 to December 2004, in order for the company’s motion for summary judgment on the remaining count to be heard. On Oct. 18, 2004, TWG’s motion for summary judgment on the remaining count was granted. The plaintiffs have not yet advised TWG whether they will appeal.

On Aug. 30, 2004, a Colombian trade union, Sindicato de Trabajadores de la Electricidad de Colombia, which was to be the owner/lessor of the power plant if the transaction had been consummated, filed a demand for arbitration in Colombia pursuant to provisions of a confidentiality agreement between the trade union and a subsidiary of TWG, TPS International Power, Inc., alleging breach of contract and seeking damages of $48 million. TECO Energy, Inc. and TWG also were named, although those companies were not party to the confidentiality agreement. This arbitration is being funded by Grupo pursuant to a contract under which Grupo would share in any recovery.

Other Issues

A number of securities class action lawsuits were filed in August, September and October 2004 against the company and certain current and former officers by purchasers of TECO Energy securities. These suits, which were filed in the U.S. District Court for the Middle District of Florida, allege disclosure violations under the Securities Exchange Act of 1934. These actions are at the initial pleading stage. The company intends to defend them vigorously. In addition, in connection with the previously disclosed SEC informal inquiry resulting from a letter from the non-equity member in the Commonwealth Chesapeake Project raising issues related to the arbitration proceeding involving that project, the SEC has requested additional information primarily relating to the allegations made in these securities class action lawsuits, including information regarding the related TECO Energy merchant power projects in which a subsidiary of Enron Corp. and Panda Energy International had involvement.

The company intends to vigorously defend these proceedings. The company cannot predict the ultimate resolution of these matters, including both these class action lawsuits and the Grupo-related proceedings, at this time, and there can be no assurance that any such matters will not have a material adverse impact on TECO Energy’s financial condition or results of operations.

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

Superfund and Former Manufactured Gas Plant Sites

Tampa Electric Company, through its Tampa Electric and Peoples Gas divisions, is a potentially responsible party for certain superfund sites and, through its Peoples Gas division, for certain former manufactured gas plant sites. While the joint and several liability associated with these sites presents the potential for significant response costs, as of Sep. 30, 2004, Tampa Electric Company has estimated its ultimate financial liability to be approximately $19 million, and this amount has been accrued in the company’s financial statements. The environmental remediation costs associated with these sites, which are expected to be paid over many years, are not expected to have a significant impact on customer prices.

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

Air Permit Violations

Panda Gila River LP, owner of the Gila River power stations in Maricopa County, received several notices of violation (NOVs) of its air permit in connection with NOx and CO emissions during start-up. A temporary waiver was immediately obtained while the power station applied for and received a permit modification in May 2004. Following the permit modification, the Maricopa County Environmental Service Department (MCESC) reviewed all of the operating data since commercial operation of the power station for compliance with the air permit. In August 2004, MCESD rescinded the original NOVs and issued a number of new ones, including NOVs for each episode when emissions at the power station exceeded NOx and CO limits during start-up prior to the permit modification and for the power station’s failure to report such episodes. The power station has entered into a consent order of abatement covering all air permit violations, known or unknown, from the power station’s start-up through Oct. 29, 2004, the date of the consent order. The power station paid a fine in the amount of $0.4 million pursuant to the consent order.

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

A summary of the face amount or maximum theoretical obligation under TECO Energy’s letters of credit and guarantees as of Sep. 30, 2004 are as follows:

Letters of Credit and Guarantees

Letters of Credit and Guarantees for the Benefit of (millions)	2004	2005	2006-2008	After 2008	Total	Liabilities Recognized at Sep. 30, 2004
Tampa Electric
Letters of credit	$—	$—	$—	$0.9	$0.9	$—
Guarantees:
Fuel purchase/energy management (1)	—	—	—	20.0	20.0	16.7

	—	—	—	20.9	20.9	16.7

TWG Merchant
Letters of credit	1.7	—	—	—	1.7	—
Guarantees:
Debt related	0.2	—	—	—	0.2	—
Tax related	—	—	—	1.3	1.3	—
Fuel purchase/energy management (1)	10.0	—	—	159.5	169.5	8.5
Construction/investment related	5.0	—	—	—	5.0	—

	16.9	—	—	160.8	177.7	8.5

TECO Transport
Letters of credit	—	—	—	1.4	1.4	—

TECO Coal
Letters of credit	—	—	—	20.1	20.1	—
Guarantees: Fuel purchase related (1)	—	—	—	1.4	1.4	1.4

	—	—	—	21.5	21.5	1.4

Other unregulated subsidiaries
Letters of credit	2.2	—	4.6	—	6.8	—
Guarantees:
Debt related	—	—	—	23.5	23.5	8.5
Fuel purchase/energy management (1)	3.8	—	—	14.8	18.6	—

	6.0	—	4.6	38.3	48.9	8.5

Total	$22.9	$—	$4.6	$242.9	$270.4	$35.1

(1)	These guarantees renew annually and are shown on the basis that they will continue to renew beyond 2008. The amounts shown are the maximum theoretical amount guaranteed under current agreements. Liabilities recognized represent the associated obligation of TECO Energy under these agreements at Sep. 30, 2004. The obligations under these letters of credit and guarantees include net accounts payable and net derivative liabilities.

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

Financial Covenants

In order to utilize their respective bank credit facilities, TECO Energy and Tampa Electric must meet certain financial tests as defined in the applicable agreements. In addition, TECO Energy, Tampa Electric and other operating companies have certain restrictive covenants in specific agreements and debt instruments. At Sep. 30, 2004, TECO Energy, Tampa Electric and the other operating companies are in compliance with all required financial covenants except for those related to the Union and Gila River project companies as described below.

The Construction Undertakings under the Union and Gila River project guarantees permit TECO Energy to terminate its obligations thereunder, including the requirement to comply with the covenants, by providing a Substitute Guarantor reasonably satisfactory to the lending group. On Sep. 22, 2003, TECO Energy tendered a Substitute Guarantor, which it believes satisfied the requirements of the Construction Undertakings. The lending group declined to accept this tender as being satisfactory. TECO Energy has the right to assert that the Construction Undertakings are terminated in the event that the lending group seeks to exercise its remedies based on a violation of the EBITDA-to-interest coverage ratio covenant.

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

Hamakua Power Station

On July 15, 2004, TECO Wholesale Generation’s 50-percent indirect interest in the Hamakua Power Station in Hawaii was sold to an affiliate of Black River Energy, an affiliate of Energy Investors Funds’ US Power Fund, L.P. Via its ownership of Black River Energy, which already owns 50-percent of the plant, Energy Investors Funds is now the sole owner of Hamakua. Cash proceeds from the sale were approximately $12 million, and resulted in an immaterial gain. As a result of the transaction, TECO Energy was also relieved of certain financial guarantees related to the facility.

Texas Independent Energy (TIE) Project

On Aug. 30, 2004, a TWG Merchant subsidiary completed the sale of its 50-percent indirect interest in TIE to PSEG Americas Inc., for $0.5 million. As indicated in Note 8, the company recorded a $152.3 million pre-tax impairment ($99.0 million after-tax) during the nine months ended Sep. 30, 2004, to write off the investment reflecting the anticipated sale. Summary financial information for TIE is presented in the table below:

	Three months ended Sep. 30,		Nine months ended Sep. 30,
(millions)	2004 (1)	2003	2004 (1)	2003
Revenues	$59.5	$140.6	$319.7	$364.0
Operating income (loss)	5.2	17.9	4.8	34.2
Income (loss) available for allocation to partners	$1.8	$7.6	$(18.3)	$3.1

(1)	The 2004 periods only reflect results through July 31, 2004, the effective date of the sale. The amounts reflected for July represent estimates based on information received from the management of TIE.

17. Subsequent Events

Tampa Electric Company’s Coal Transportation Contract

On Oct. 12, 2004, the FPSC issued the order on its decision to reduce the amounts that Tampa Electric could recover from its customers through the fuel adjustment clause for waterborne transportation services for coal and petroleum coke provided by subsidiaries of TECO Transport. On Oct. 27, 2004 Tampa Electric filed a motion for reconsideration and/or clarification with the Commission, stating the Commission’s decision denies Tampa Electric both procedural and substantive due process and equal protection of the law based on application of facts and evidence, and seeking clarification on the rebidding process.

Remarketing of TECO Capital Trust II Trust Preferred Securities and Related Unsecured Bridge Loan Facility

On Oct. 12, 2004, $162.7 million aggregate stated liquidation amount of TECO Capital Trust II trust preferred securities out of a total $180.2 million aggregate stated liquidation amount of such trust preferred securities outstanding were remarketed, and the distribution rate on the trust preferred securities was reset in connection with the remarketing to 5.934% per annum, payable quarterly, effective on and after Oct. 16, 2004. At the closing of the remarketing on Oct. 15, 2004, the company purchased $122.7 million aggregate stated liquidation amount of the trust preferred securities that were remarketed. The company has retired the trust preferred securities it purchased.

The company borrowed $124.1 million under its unsecured bridge loan facility with JPMorgan Chase Bank and Merrill Lynch Bank USA at a variable interest rate, currently 4.37%, the proceeds of which were used to purchase the trust preferred securities in the remarketing described above. The company expects to repay the loan with the proceeds of the settlement of the stock purchase contracts scheduled for Jan. 15, 2005.

Tampa Electric Company $150 million Credit Facility

On Oct. 22, 2004, Tampa Electric Company replaced its $125 million credit facility maturing Nov. 5, 2004 with a $150 million credit facility maturing Oct. 22, 2007. The facility requires that at the end of each quarter the ratio of debt to total capital not exceed 60% and that the ratio of EBITDA to interest not be less than 2.0 times. The new facility does not include the restriction on distributions included in the former facility. Also, Tampa Electric Company’s existing facility maturing Nov. 6, 2006 was amended to eliminate the restriction on distributions and conform the financial covenants requirements to the new facility levels.

TAMPA ELECTRIC COMPANY

In the opinion of management, the unaudited consolidated financial statements include all adjustments that are of a recurring nature and necessary to present fairly the financial position of Tampa Electric Company as of Sep. 30, 2004 and Dec. 31, 2003, and the results of operations and cash flows for the three-month and nine-month periods ended Sep. 30, 2004 and 2003. The results of operations for the three-month and nine-month periods ended Sep. 30, 2004 are not necessarily indicative of the results that can be expected for the entire fiscal year ending Dec. 31, 2004. References should be made to the explanatory notes affecting the consolidated financial statements contained in Tampa Electric Company’s Annual Report on Form 10-K for the year ended Dec. 31, 2003 and to the notes on pages 32 to 37 of this report.

TAMPA ELECTRIC COMPANY

Consolidated Balance Sheets

Unaudited

(millions)	Sep. 30, 2004	Dec. 31, 2003
Assets
Property, plant and equipment
Utility plant in service
Electric	$4,736.4	$4,693.5
Gas	800.4	778.2
Construction work in progress	122.4	470.0

Property, plant and equipment, at original costs	5,659.2	5,941.7
Accumulated depreciation	(1,537.0)	(1,808.2)

	4,122.2	4,133.5
Other property	3.7	3.7

Total property, plant and equipment	4,125.9	4,137.2

Current assets
Cash and cash equivalents	12.2	33.6
Receivables, less allowance for uncollectibles of $1.4 million and $1.1 million at Sep. 30, 2004 and Dec. 31, 2003, respectively	226.0	186.0
Inventories
Fuel, at average cost	46.9	71.2
Materials and supplies	49.3	43.8
Current derivative assets	14.4	4.8
Prepayments and other	29.6	18.0

Total current assets	378.4	357.4

Deferred debits
Deferred income taxes	129.7	133.5
Unamortized debt expense	20.5	23.2
Regulatory assets	165.4	188.3
Other	6.5	0.1

Total deferred debits	322.1	345.1

Total assets	$4,826.4	$4,839.7

The accompanying notes are an integral part of the consolidated financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Balance Sheets – continued

Unaudited

(millions)	Sep. 30, 2004	Dec. 31, 2003
Liabilities and Capital
Capital
Common stock	$1,376.8	$1,376.8
Retained earnings	317.4	274.9

Total capital	1,694.2	1,651.7
Long-term debt, less amount due within one year	1,513.8	1,590.9

Total capitalization	3,208.0	3,242.6

Current liabilities
Long-term debt due within one year	5.5	6.1
Notes payable	25.0	—
Accounts payable	160.5	167.9
Customer deposits	104.0	101.4
Interest accrued	33.0	26.7
Taxes accrued	70.2	82.9
Current derivative liabilities	0.4	—

Total current liabilities	398.6	385.0

Deferred credits
Deferred income taxes	496.2	474.5
Investment tax credits	20.4	22.6
Regulatory liabilities	547.6	560.2
Other	155.6	154.8

Total deferred credits	1,219.8	1,212.1

Total liabilities and capital	$4,826.4	$4,839.7

The accompanying notes are an integral part of the consolidated financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Statements of Income

Unaudited

(millions)	Three months ended Sep. 30,
	2004	2003
Revenues
Electric (includes franchise fees and gross receipts taxes of $19.8 million in 2004 and $18.4 million in 2003)	$473.7	$456.1
Gas (includes franchise fees and gross receipts taxes of $2.6 million in 2004 and $2.6 million in 2003)	92.3	103.2

Total revenues	566.0	559.3

Expenses
Operations
Fuel	173.9	131.1
Purchased power	53.1	64.9
Cost of natural gas sold	52.2	63.1
Other	61.1	66.9
Maintenance	19.0	21.3
Depreciation	52.9	63.0
Restructuring charges	—	3.9
Taxes, federal and state income	34.7	30.6
Taxes, other than income	35.9	35.7

Total expenses	482.8	480.5

Income from operations	83.2	78.8

Other income (expense)
Allowance for other funds used during construction	—	3.9
Taxes, non-utility federal and state income	(0.1)	(0.6)
Other income (expense), net	0.4	1.6

Total other income (expense)	0.3	4.9

Interest charges
Interest on long-term debt	24.6	26.5
Other interest	2.5	2.5
Allowance for borrowed funds used during construction	—	(1.5)

Total interest charges	27.1	27.5

Net income	$56.4	$56.2

The accompanying notes are an integral part of the consolidated financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Statements of Income

Unaudited

(millions)	Nine months ended Sep. 30,
	2004	2003
Revenues
Electric (includes franchise fees and gross receipts taxes of $52.6 million in 2004 and $48.7 million in 2003)	$1,273.9	$1,205.5
Gas (includes franchise fees and gross receipts taxes of $11.1 million in 2004 and $10.4 million in 2003)	315.8	324.9

Total revenues	1,589.7	1,530.4

Expenses
Operations
Fuel	453.4	335.4
Purchased power	135.2	169.4
Cost of natural gas sold	171.3	186.2
Other	188.4	189.1
Maintenance	61.8	65.5
Depreciation	160.9	182.8
Restructuring charges	—	3.9
Taxes, federal and state income	85.0	80.8
Taxes, other than income	111.6	103.9

Total expenses	1,367.6	1,317.0

Income from operations	222.1	213.4

Other income (expense)
Allowance for other funds used during construction	0.7	15.6
Taxes, non-utility federal and state income	(0.7)	(0.6)
Other income (expense), net	2.0	1.8
Asset impairment (net of income tax benefit of $30.7)	—	(48.9)

Total other income (expense)	2.0	(32.1)

Interest charges
Interest on long-term debt	76.0	76.4
Other interest	7.5	7.6
Allowance for borrowed funds used during construction	(0.3)	(6.1)

Total interest charges	83.2	77.9

Net income	$140.9	$103.4

The accompanying notes are an integral part of the consolidated financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Statements of Cash Flows

Unaudited

(millions)	Nine months ended Sep. 30,
	2004	2003
Cash flows from operating activities
Net income	$140.9	$103.4
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	160.9	182.8
Deferred income taxes	21.3	12.7
Asset impairment, pre-tax	—	79.6
Investment tax credits, net	(2.1)	(3.5)
Allowance for funds used during construction	(1.0)	(21.7)
Deferred recovery clause	30.6	(24.5)
Receivables, less allowance for uncollectibles	(39.9)	(29.4)
Inventories	18.8	13.6
Prepayments	(11.7)	(1.8)
Taxes accrued	(12.6)	23.5
Interest accrued	6.3	9.3
Accounts payable	(7.4)	(49.3)
Other	(37.7)	44.9

Cash flows from operating activities	266.4	339.6

Cash flows from investing activities
Capital expenditures	(135.9)	(226.9)
Allowance for funds used during construction	1.0	21.7
Net proceeds from sale of assets	0.8	1.0

Cash flows from investing activities	(134.1)	(204.2)

Cash flows from financing activities
Return of capital	—	(158.3)
Proceeds from long-term debt	—	250.0
Repayment of long-term debt	(80.3)	(80.3)
Net increase (decrease) in short-term debt	25.0	(0.5)
Payment of dividends	(98.4)	(95.9)

Cash flows from financing activities	(153.7)	(85.0)

Net (decrease) increase in cash and cash equivalents	(21.4)	50.4
Cash and cash equivalents at beginning of period	33.6	6.9

Cash and cash equivalents at end of period	$12.2	$57.3

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

Purchased Power

Tampa Electric purchases power on a regular basis primarily to meet the needs of its retail customers. As a result of the sale of HPP in October 2003, power purchases from HPP subsequent to the sale are reflected as non-affiliate purchases by Tampa Electric. Tampa Electric’s long-term power purchase agreement with HPP was not affected by the sale of HPP. Under the existing agreement, which has been approved by the Federal Energy Regulatory Commission (FERC) and the Florida Public Service Commission (FPSC), Tampa Electric has the right to purchase, on average, approximately 52% of the total output of the Hardee power station. Tampa Electric purchased power from entities not affiliated with TECO Energy, including purchases from HPP, at a cost of $53.1 million and $135.2 million, respectively, for the three months and nine months ended Sep. 30, 2004, compared to $64.9 million and $169.4 million, respectively, for the three months and nine months ended Sep. 30, 2003. The purchased power costs at Tampa Electric are recoverable through an FPSC-approved cost recovery clause.

2. Derivatives and Hedging

At Sep. 30, 2004 and Dec. 31, 2003, respectively, the company had net derivative assets of $14.6 million and $4.8 million. The amounts recorded in accumulated other comprehensive income (OCI), for the three and nine months ended Sep. 30, 2004 and 2003 are fully offset by regulatory assets or liabilities to reflect the impact of the fuel recovery clause on the results of hedging activities.

As of Sep. 30, 2004, the company had transactions in place to hedge commodity price risk that qualify for cash flow hedge accounting treatment under FAS 133. During the three months and nine months ended Sep. 30, 2004, the company reclassified pre-tax (losses) gains of ($2.6) million and $1.9 million, respectively, to earnings for cash flow hedges compared to ($1.9) million and $5.3 million, respectively for the same periods in 2003. Amounts reclassified from OCI were primarily related to cash flow hedges of physical purchases of natural gas. For these types of hedge relationships, the gain or loss on the derivative, reclassified from OCI to earnings, is offset by a regulatory asset or liability, reflecting the fact that all fuel hedging activity is subject to the fuel recovery clause.

Based on the fair values of derivatives at Sep. 30, 2004, pre-tax gains of $14.0 million are expected to be reversed from OCI to the Consolidated Statements of Income within the next twelve months. However, these gains and other future reclassifications from OCI will fluctuate with movements in the underlying market price of the derivative instruments. The company does not currently have any cash flow hedges for transactions forecasted to take place in periods subsequent to 2006.

3. Regulatory

Cost Recovery – Tampa Electric

As part of the regulatory process, it is reasonably likely that third parties may intervene in various matters related to fuel, purchased power, environmental and conservation cost recovery. The company is unable to predict the timing, nature or impact of such future actions.

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

On Sep. 21, 2004, the FPSC voted to reduce the amounts that Tampa Electric could recover from its customers through the fuel adjustment clause for waterborne transportation services for coal and petroleum coke provided by subsidiaries of TECO Transport. The annual reduction is estimated to be in a range of $14 million to $16 million pre-tax, or $8 million to $10 million after-tax, continuing as long as the contract is in effect, depending on the volumes and origination points of the coal shipments. Net income for the quarter ended Sep. 30, 2004 was reduced by $6.4 million after-tax to reflect the impact of this decision which represents the third quarter’s impact plus the retroactive impact for the first and second quarter since the Commission’s decision was retroactive to Jan. 1, 2004. This decision does not require Tampa Electric to rebid, nor does it prohibit Tampa Electric from rebidding, the water transportation and terminal services contract, which expires on Dec. 31, 2008. See Note 12 for additional information about the FPSC’s final order and Tampa Electric’s response.

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

Impact of Recent Hurricanes

Tampa Electric’s service area has been affected by recent severe weather, including Hurricanes Charley, Frances and Jeanne. The cost of restoration to Tampa Electric’s system for the three hurricanes is currently estimated at $60 million. The $43 million of costs incurred through Sep. 30, 2004 have been charged against Tampa Electric’s unfunded storm damage reserve and have exhausted this reserve. Tampa Electric has filed with the FPSC for deferral of all expected storm damage restoration costs.

Details of the regulatory assets and liabilities as of Sep. 30, 2004 and Dec. 31, 2003 included in rate base are presented in the following table:

Regulatory Assets and Liabilities

(millions)	Sep. 30, 2004	Dec. 31, 2003
Regulatory assets:
Regulatory tax asset (1)	$64.8	$63.3
Other:
Cost recovery clauses	38.0	59.7
Coal contract buy-out (2)	0.7	2.7
Deferred bond refinancing costs (3)	33.4	32.2
Environmental remediation	18.5	20.7
Competitive rate adjustment	5.5	5.3
Other	4.5	4.4

	100.6	125.0

Total regulatory assets	$165.4	$188.3

Regulatory liabilities:
Regulatory tax liability (1)	$26.0	$29.9
Other:
Deferred allowance auction credits	3.7	1.9
Recovery clause related	9.0	—
Environmental remediation	18.5	20.7
Transmission and distribution storm reserve	(0.2)	40.0
Deferred gain on property sales (4)	1.5	1.9
Accumulated reserve – cost of removal	478.3	462.2
Other	10.8	3.6

	521.6	530.3

Total regulatory liabilities	$547.6	$560.2

(1)	Related primarily to plant life. Includes $14.2 million and $17.0 million of excess deferred taxes as of Sep. 30, 2004 and Dec. 31, 2003, respectively.
(2)	Amortized over a 10-year period ending December 2004.

(3) Unamortized refinancing costs:

Related to debt transactions as follows (millions)	Amortized until
$ 51.6	2004
$ 22.1	2007
$ 25.0	2011
$ 50.0	2011
$ 150.0	2012
$ 150.0	2012
$ 85.9	2014
$ 25.0	2021
$ 100.0	2022
$ 75.0	2022

(4) Amortized over a 5-year period with various ending dates.

4. Short-term Debt

At Sep. 30, 2004 and Dec. 31, 2003, the following credit facilities and related borrowings existed:

Revolving Credit Facilities	Sep. 30, 2004				Dec. 31, 2003
(millions)	Credit Facilities		Borrowings Outstanding (1)	Letters of Credit Outstanding	Credit Facilities	Borrowings Outstanding (1)	Letters of Credit Outstanding
Tampa Electric Company:
1-year facility	$125.0	(2)	$—	$—	$125.0	$—	$—
3-year facility	125.0		25.0	—	125.0	—	—

Total	$250.0		$25.0	$—	$250.0	$—	$—

(1)	Borrowings outstanding are reported as notes payable.
(2)	On Oct. 22, 2004, this facility was replaced with a $150 million 3-year facility (see Note 12).

These credit facilities require commitment fees ranging from 20 to 25 basis points. The weighted average interest rate on outstanding notes payable at Sep. 30, 2004 was 4.75%.

5. Asset Impairments

In the first quarter of 2003, Tampa Electric Company recorded a $48.9 million after-tax charge ($79.6 million pre-tax) to reflect the impact of the cancellation of turbine purchase commitments. As reported previously and in Note 9, certain turbine rights had been transferred from a subsidiary of TWG to Tampa Electric in 2002 for use in Tampa Electric’s generation expansion activities. These cancellations, made in April 2003, fully terminated all turbine purchase obligations.

6. Income Tax Expense

Tampa Electric Company is included in the filing of a consolidated federal income tax return with TECO Energy and its affiliates. Tampa Electric Company’s income tax expense is based upon a separate return computation. Tampa Electric Company’s rates for the three months and nine months ended Sep. 30, 2004 and 2003 differ from the statutory rate principally due to state income taxes, amortization of investment tax credits (ITC) and AFUDC Equity.

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

Tampa Electric Company reported the following comprehensive income (loss) for the three months and nine months ended Sep. 30, 2004 and 2003 related to changes in the fair value of cash flow hedges.

Comprehensive Income (Loss)

(millions)	Three months ended Sep. 30,			Nine months ended Sep. 30,
	Gross	Tax	Net	Gross	Tax	Net
2004
Unrealized (loss) gain on cash flow hedges	$(2.6)	$(1.0)	$(1.6)	$1.9	$0.7	$1.2
Less: Loss (gain) reclassified to net income	2.6	1.0	1.6	(1.9)	(0.7)	(1.2)

Total other comprehensive income	$—	$—	$—	$—	$—	$—

2003
Unrealized (gain) loss on cash flow hedges	$(1.9)	$(0.7)	$(1.2)	$5.3	$2.0	$3.3
Less: Loss (gain) reclassified to net income	1.9	0.7	1.2	(5.3)	(2.0)	(3.3)

Total other comprehensive income	$—	$—	$—	$—	$—	$—

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

Amounts allocable to all participants of the TECO Energy retirement plans are found in Note 12, Employee Postretirement Benefits, in the TECO Energy, Inc. Notes to Consolidated Financial Statements. Tampa Electric Company’s portion of the net pension expense for the three months and nine months ended Sep. 30, 2004 and 2003, respectively was $1.3 million, $3.8 million, ($0.4) million and ($1.4) million for pension benefits, and $3.0 million, $11.4 million, $4.2 million and $12.5 million for other postretirement benefits. The other postretirement benefit expense for the three months and nine months ended Sep. 30, 2004 include a $1.1 million reduction related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.

For the fiscal 2004 plan year, TECO Energy assumed an expected long-term return on plan assets of 8.75%. Tampa Electric Company’s portion of the cash contribution made by TECO Energy to the pension plan in September 2004 was $9.2 million .

9. Related Parties

In February 2002, Tampa Electric and TECO-PANDA Generating Company II, LP (TPGC II), an affiliate of TWG, entered into an assignment and assumption agreement under which Tampa Electric obtained TPGC II’s rights to and interests in four combustion turbines being purchased from General Electric Company, and assumed the corresponding liabilities and obligations for such equipment. Tampa Electric planned to use this equipment for future generation expansion. In accordance with the terms of the assignment and assumption agreement, Tampa Electric paid $62.5 million to TPGC II as reimbursement for amounts already paid to General Electric by TPGC II for such equipment. No gain or loss was incurred on the transfer. During the first quarter of 2003, Tampa Electric recorded a $48.9 million after-tax charge related to the cancellation of these turbine purchase commitments.

10. Segment Information

(millions) Three months ended Sep. 30,	Tampa Electric	Peoples Gas	Other & Eliminations	Tampa Electric Company
2004
Revenues - outsiders	$472.8	$92.3	$—	$565.1
Sales to affiliates	1.1	—	(0.2)	0.9

Total revenues	$473.9	$92.3	$(0.2)	$566.0
Depreciation	44.4	8.5	—	52.9
Total interest charges	23.4	3.7	—	27.1
Provision for taxes	32.9	1.9	—	34.8
Net income	$53.4	$3.0	$—	$56.4

2003
Revenues - outsiders	$455.4	$103.2	$—	$558.6
Sales to affiliates	0.8	—	(0.1)	0.7

Total revenues	$456.2	$103.2	$(0.1)	$559.3
Depreciation	54.8	8.2	—	63.0
Restructuring costs	2.2	1.7	—	3.9
Total interest charges	23.6	3.9	—	27.5
Provision for taxes	29.4	1.8	—	31.2
Net income	$53.3	$2.9	$—	$56.2

Nine months ended Sep. 30,
2004
Revenues - outsiders	$1,271.7	$315.8	$—	$1,587.5
Sales to affiliates	2.7	—	(0.5)	2.2

Total revenues	$1,274.4	$315.8	$(0.5)	$1,589.7
Depreciation	135.5	25.4	—	160.9
Total interest charges	71.8	11.4	—	83.2
Provision for taxes	72.1	13.6	—	85.7
Net income	$119.2	$21.7	$—	$140.9

Total assets at Sep. 30	$4,161.9	$656.7	$7.8	$4,826.4

2003
Revenues - outsiders	$1,203.4	$324.9	$—	$1,528.3
Sales to affiliates	2.6	—	(0.5)	2.1

Total revenues	$1,206.0	$324.9	$(0.5)	$1,530.4
Depreciation	158.1	24.7	—	182.8
Restructuring costs	2.2	1.7	—	3.9
Total interest charges	66.2	11.7	—	77.9
Provision for taxes (1)	38.4	12.3	—	50.7
Net income (1)	$83.8	$19.6	$—	$103.4

Total assets at Dec. 31	$4,178.6	$651.5	$9.6	$4,839.7

(1)	Net income includes a $48.9 million after-tax ($79.6 million pre-tax) asset impairment related to turbine purchase cancellations.

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

Superfund and Former Manufactured Gas Plant Sites

Tampa Electric Company, through its Tampa Electric and Peoples Gas divisions, is a potentially responsible party for certain superfund sites and, through its Peoples Gas division, for certain former manufactured gas plant sites. While the joint and several liability associated with these sites presents the potential for significant response costs, as of Sep. 30, 2004, Tampa Electric Company has estimated its ultimate financial liability to be approximately $19 million, and this amount has been accrued in the company’s financial statements. The environmental remediation costs associated with these sites, which are expected to be paid over many years, are not expected to have a significant impact on customer prices.

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

Financial Covenants

In order to utilize its bank credit facilities, Tampa Electric Company must meet certain financial tests as defined in the applicable agreements. In addition, Tampa Electric Company has certain restrictive covenants in specific agreements and debt instruments. At Sep. 30, 2004, Tampa Electric Company was in compliance with required financial covenants.

12. Subsequent Events

Tampa Electric Company’s Coal Transportation Contract

On Oct. 12, 2004, the FPSC issued the order on its decision to reduce the amounts that Tampa Electric could recover from its customers through the fuel adjustment clause for waterborne transportation services for coal and petroleum coke provided by subsidiaries of TECO Transport. On Oct. 27, 2004 Tampa Electric filed a motion for reconsideration and/or clarification with the Commission, stating the Commission’s decision denies Tampa Electric both procedural and substantive due process and equal protection of the law based on application of facts and evidence, and seeking clarification on the rebidding process.

Tampa Electric Company $150 million Credit Facility

On Oct. 22, 2004, Tampa Electric Company replaced its $125 million credit facility maturing Nov. 5, 2004, with a $150 million credit facility maturing Oct. 22, 2007. The facility requires that at the end of each quarter the ratio of debt to total capital not exceed 60% and that the ratio of EBITDA to interest not be less than 2.0 times. The new facility does not include the restriction on distributions included in the former facility. Also, Tampa Electric Company’s existing facility maturing Nov. 6, 2006 was amended to eliminate the restriction on distributions and conform the financial covenants requirements to the new facility levels.

Item 2. MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS

This Management’s Discussion and Analysis contains forward-looking statements, which are subject to the inherent uncertainties in predicting future results and conditions. These forward-looking statements include references to TECO Energy’s anticipated capital investments, liquidity and financing requirements, projected operating results, future transactions and other plans. Certain factors that could cause actual results to differ materially from those projected in these forward-looking statements include general economic conditions in Tampa Electric Company’s service area affecting energy sales; economic conditions, both national and international, that affect the demand for TECO Transport’s water borne transportation services; weather variations and severe weather affecting energy sales and operating costs at Tampa Electric Company and TWG Merchant; commodity price changes affecting the margins at TWG Merchant and TECO Coal; the ability to successfully complete the planned transfer of the Union and Gila River power stations to the project lenders; the ability of TECO Energy’s subsidiaries to operate equipment without undue accidents, breakdowns or failures; and energy prices in the markets served by TWG Merchant facilities. Some of these factors and others are discussed more fully in the “Investment Considerations” in Exhibit 99.1 to this Form 10-Q, which is incorporated herein by reference.

Earnings Summary - Unaudited

	Three months ended Sep. 30,		Nine months ended Sep. 30,
(millions, except per share amounts)	2004	2003	2004	2003
Consolidated revenues	$742.3	$759.1	$2,097.6	$2,106.2

Net income (loss) from continuing operations	$53.1	$4.6	$(0.7)	$(10.7)
Discontinued operations	(11.8)	(20.9)	(63.7)	(103.7)
Cumulative effect of change in accounting	0.00	(3.2)	0.00	(4.3)

Net income (loss)	$41.3	$(19.5)	$(64.4)	$(118.7)

Average common shares outstanding
Basic	194.1	179.5	190.5	177.5
Diluted	194.4	179.8	190.5	177.5

Earnings per share - basic
Continuing operations	$0.27	$0.03	$0.00	$(0.06)
Discontinued operations	(0.06)	(0.12)	(0.34)	(0.59)
Cumulative effect of change in accounting	0.00	(0.02)	0.00	(0.02)

Earnings per share - basic	$0.21	$(0.11)	$(0.34)	$(0.67)

Earnings per share - diluted
Continuing operations	$0.27	$0.03	$0.00	$(0.06)
Discontinued operations	(0.06)	(0.12)	(0.34)	(0.59)
Cumulative effect of change in accounting	0.00	(0.02)	0.00	(0.02)

Earnings per share - diluted	$0.21	$(0.11)	$(0.34)	$(0.67)

Operating Results

Three Months Ended Sep. 30, 2004:

TECO Energy, Inc. reported third quarter net income of $41.3 million, compared with a loss of $19.5 million for the same period in 2003. Earnings per share were $0.21, compared with a loss of $0.11 per share in the 2003 period. The number of common shares outstanding was 8 percent higher in the 2004 quarter than for the same period in 2003. Net income from continuing operations was $53.1 million, or $0.27 per share, compared with net income of $4.6 million, or $0.03 per share, for the same period in 2003.

Results for the third quarter of 2004 included after-tax charges and gains of $0.3 million for a true-up charge on the impairment for the Texas Independent Energy, L.P. (TIE) project initially recorded in the second quarter; a $3.4 million charge related to management restructuring; a $4.3 million benefit from the settlement of the arbitration related to a TECO Wholesale Generation subsidiary, TM Delmarva Power LLC (TMDP), at a cost less than previously accrued; and a $0.2 favorable adjustment, net of fees, related to the accounting for the early exchange for TECO Energy’s equity security units. Results in 2003 included after-tax charges and gains of $6.8 million for corporate restructuring costs, a $25.9 million reserve related to the TMDP arbitration and $2.6 million of net income from the operations of the Hardee Power Station, which was sold.

Nine Months Ended Sep. 30, 2004:

The year-to-date loss was $64.4 million, compared with a loss of $118.7 million for the same period in 2003. Results in 2004 were driven by write-offs associated with the company’s efforts to reduce its exposure to merchant power through the sale of merchant power assets. The loss on a per-share basis was $0.34 for the 2004 period, and $0.67 for the 2003 period. Shares outstanding for the nine months of 2004 were 7 percent higher than for the same period in 2003. The year-to-date loss from continuing operations was $0.7 million, or break even per share, compared with a loss of $10.7 million, or $0.06 per share, for the same period in 2003.

In addition to the third quarter charges and gains, year-to-date 2004 results included a $98.7 million after-tax charge for the initial TIE write-off, after-tax charges of $6.7 million associated with debt extinguishment related to the refinancing of the debt associated with the San José Power Station in Guatemala and the $19.3 million provision for income taxes due to the repatriation of cash from Guatemala following the financing, $4.9 million and $0.8 million of asset impairments at TECO Solutions and TECO Transport, respectively, and an after-tax gain of $12.2 million from the sale of the company’s interest in its propane business. In addition to the third quarter charges, year-to-date 2003 results included after-tax charges of $64.2 million for turbine write-offs at Tampa Electric and the Other Unregulated segment, and $61.2 million for goodwill impairments at TWG Merchant for the Commonwealth Chesapeake and Frontera power stations.

Tampa Electric Company – Electric division (Tampa Electric)

Tampa Electric’s net income for the third quarter was $53.4 million, compared with $53.3 million for the same period in 2003. Results for the quarter include a $6.4 million after-tax adjustment to reflect the adverse impact for the first three quarters of 2004 of the Florida Public Service Commission (FPSC) decision to disallow the recovery of a portion of Tampa Electric’s waterborne transportation costs under its contract with TECO Transport. There was no equity Allowance for Funds Used During Construction income (AFUDC, which represents allowed equity cost capitalized to construction costs) recorded in the quarter, compared to $3.9 million for the same period in 2003, reflecting the commercial operation of Bayside Unit 2 in January 2004. Depreciation expense decreased in the 2004 period, reflecting the end of accelerated depreciation on the Gannon coal assets; results in the same period in 2003 included $6 million pre-tax of accelerated depreciation expense. Interest expense decreased due to lower long-term debt balances after the first quarter repayment of $75 million of first mortgage bonds.

Third quarter base revenues were reduced by an estimated $5 million pre-tax, due to lost revenues associated with the three hurricanes in the quarter, which by definition are not covered by the storm damage reserve. Although there was no significant financing associated with the storm damage during the third quarter, the storm damage and lost revenues will increase Tampa Electric’s borrowing needs and associated financing costs in future periods. Operations and maintenance expense and capital expenditures were not affected by hurricane restoration costs, as costs to date were charged to the $43 million unfunded storm damage reserve. Lower third quarter operations and maintenance expenses do, however, reflect the shift to hurricane restoration from normal activities. This effect is expected to reverse in the fourth quarter as the company works through the backlog of normal activities delayed by the storms.

Tampa Electric had previously reported that the expected restoration costs for Hurricanes Charley and Frances were in a range of $25 million to $30 million. More recent estimates put the restoration cost for those hurricanes at about $32 million, and the restoration cost for Hurricane Jeanne is estimated to be about $28 million. Total estimated hurricane restoration costs of $60 million, of which $43 million had been incurred as of Sep. 30, 2004, exceed Tampa Electric’s $43 million unfunded storm damage reserve. Tampa Electric has filed with the FPSC for deferral of all expected storm damage restoration costs. A FPSC decision on this matter is expected in the fourth quarter.

Retail energy sales increased 1.7 percent in the quarter, as average customer growth of 2.4 percent was partially offset by wet summer weather and lost sales due to outages associated with the three hurricanes. Cooling degree days in the quarter, which also include the hurricane related weather, were almost 4 percent below normal and almost 2 percent below 2003, when cooling degree days were 2 percent below normal.

Tampa Electric’s year-to-date net income was $119.2 million, compared to $83.8 million including the $48.9 million charge related to turbine purchase cancellations in 2003. Equity AFUDC decreased to $0.7 million, from $15.6 million for the same period in 2003.

Year-to-date results also reflect average customer growth of 2.5 percent and retail energy sales that were 0.7 percent higher than last year. Total degree days for the year-to-date period were more than 3 percent below normal and more than 7 percent below 2003, when total degree days were significantly above normal.

In October 2003, Tampa Electric executed a new 5-year contract for coal transportation and storage services with TECO Transport. The costs associated with the transportation services are subject to FPSC review and a number of parties, including alternative transportation providers, have intervened in the proceedings. On Sep. 21, 2004, the FPSC voted to reduce the amounts that Tampa Electric could recover from its customers through the fuel adjustment clause for waterborne transportation services for coal and petroleum coke provided by subsidiaries of TECO Transport. The annual reduction is estimated to be in a range of $14 million to $16 million pre-tax, or $8 million to $10 million after-tax, continuing as long as the contract is in effect, depending on the volumes and origination points of the coal shipments. Net income for the quarter ended Sep. 30, 2004 was reduced by $6.4 million after-tax to reflect the impact of this decision which represents the third quarter’s impact plus the retroactive impact for the first and second quarter since the Commission’s decision was retroactive to Jan. 1, 2004. This decision does not require Tampa Electric to rebid, nor does it prohibit Tampa Electric from rebidding, the water transportation and terminal services contract, which expires on Dec. 31, 2008.

On Oct. 12, 2004, the FPSC issued the order on its decision to reduce the amounts that Tampa Electric could recover from its customers through the fuel adjustment clause for waterborne transportation services for coal and petroleum coke provided by subsidiaries of TECO Transport. On Oct. 27, 2004 Tampa Electric filed a motion for reconsideration and/or clarification with the Commission, stating the Commission’s decision denies Tampa Electric both procedural and substantive due process and equal protection of the law based on application of facts and evidence, and seeking clarification on the rebidding process.

A summary of Tampa Electric’s operating statistics for the three months and nine months ended Sep. 30, 2004 and 2003 follows:

(in millions, except average customers)	Operating Revenues			Kilowatt-hour sales
	2004	2003	% Change	2004	2003	% Change
Three months ended Sep. 30,
Residential	$248.2	$227.5	9.1	2,543.2	2,452.2	3.7
Commercial	139.5	128.5	8.6	1,665.7	1,639.7	1.6
Industrial – Phosphate	15.3	16.1	(5.0)	258.3	293.6	(12.0)
Industrial – Other	24.7	24.1	2.5	335.3	344.7	(2.7)
Other sales of electricity	36.9	33.3	10.8	428.9	412.5	4.0
Deferred and other revenues	(12.1)	(2.9)	*	—	—	—

	452.5	426.6	6.1	5,231.4	5,142.7	1.7
Sales for resale	11.2	10.3	8.7	181.8	168.4	8.0
Other operating revenue	10.2	19.3	(47.2)	—	—	—

	$473.9	$456.2	3.9	5,413.2	5,311.1	1.9

Average customers (thousands)	620.1	605.4	2.4
Retail output to line (kilowatt hours)				5,509.6	5,422.4	1.6

Nine months ended Sep. 30,
Residential	$627.3	$587.3	6.8	6,351.2	6,359.6	(0.1)
Commercial	378.3	344.2	9.9	4,480.6	4,402.4	1.8
Industrial – Phosphate	50.7	49.1	3.3	908.6	958.0	(5.2)
Industrial – Other	73.4	66.3	10.7	1,000.7	975.1	2.6
Other sales of electricity	103.6	91.9	12.7	1,191.2	1,134.3	5.0
Deferred and other revenues	(17.1)	(1.7)	*	—	—	—

	1,216.2	1,137.1	7.0	13,932.3	13,829.4	0.7
Sales for resale	30.5	32.8	(7.0)	491.1	554.7	(11.5)
Other operating revenue	27.7	36.1	(23.3)	—	—	—

	$1,274.4	$1,206.0	5.7	14,423.4	14,384.1	0.3

Average customers (thousands)	618.3	603.1	2.5
Retail output to line (kilowatt hours)				14,781.6	14,713.1	0.5

*	not meaningful calculation

Tampa Electric Company – Natural gas division (Peoples Gas System)

Peoples Gas System reported net income of $3.0 million for the quarter, compared with $2.9 million, including the $1.1 million after-tax restructuring charge, in the same period in 2003. Quarterly results reflected customer growth of 5.4 percent, offset by increased operations and maintenance costs and lower volumes for the low-margin transportation service for electric power generators and industrial customers due to higher gas prices. Year-to-date net income was $21.7 million, compared with $19.6 million, including the $1.1 million after-tax restructuring charge, for the same period in 2003. Customer growth of 5.3 percent and favorable winter weather in the first quarter contributed to these results.

A summary of PGS’ operating statistics for the three months and nine months ended Sep. 30, 2004 and 2003 follows:

(in millions, except average customers)	Operating revenues			Therms
	2004	2003	% Change	2004	2003	% Change
Three months ended Sep. 30,
By Customer Segment:
Residential	$18.9	$18.5	2.2	9.0	9.1	(1.1)
Commercial	29.6	29.9	(1.0)	77.3	77.8	(0.6)
Industrial	2.1	2.3	(8.7)	46.3	49.3	(6.1)
Off system sales	31.9	42.3	(24.6)	55.7	76.4	(27.1)
Power generation	2.6	2.5	4.0	75.9	108.1	(29.8)
Other revenues	7.2	7.7	(6.5)	—	—	—

	$92.3	$103.2	(10.6)	264.2	320.7	(17.6)
By Sales Type:
System supply	$67.4	$78.1	(13.7)	80.2	103.1	(22.2)
Transportation	17.7	17.4	1.7	184.0	217.6	(15.4)
Other revenue	7.2	7.7	(6.5)	—	—	—

	$92.3	$103.2	(10.6)	264.2	320.7	(17.6)

Average customers (thousands)	306.9	291.2	5.4

Nine months ended Sep. 30,
By Customer Segment:
Residential	$87.7	$80.2	9.4	51.2	49.4	3.6
Commercial	115.5	109.3	5.7	276.9	264.2	4.8
Industrial	7.7	7.8	(1.3)	223.0	163.4	36.5
Off system sales	71.7	93.6	(23.4)	136.6	158.2	(13.7)
Power generation	8.1	7.6	6.6	165.5	285.8	(42.1)
Other revenues	25.1	26.4	(4.9)	—	—	—

	$315.8	$324.9	(2.8)	853.2	921.0	(7.4)
By Sales Type:
System supply	$230.1	$242.0	(4.9)	251.0	273.6	(8.3)
Transportation	60.6	56.5	7.3	602.2	647.4	(7.0)
Other revenue	25.1	26.4	(4.9)	—	—	—

	$315.8	$324.9	(2.8)	853.2	921.0	(7.4)

Average customers (thousands)	306.1	290.7	5.3

Unregulated Companies – Operating Results

TECO Coal

TECO Coal achieved third quarter net income of $12.5 million on total production of 2.4 million tons, compared to $18.4 million on total production of 2.3 million tons in the same period in 2003. Results in the third quarter of 2004 reflect effective third-party ownership interests in TECO Coal’s indirectly owned synthetic fuel production facilities of more than 90 percent, compared with 49 percent third-party ownership in 2003. The third-party ownership structure of the synfuel facilities retains affiliates of TECO Coal as the operators and decreases overall earnings per ton but increases cash generation per ton as a result of TECO Energy’s tax position. Synthetic fuel volumes were slightly higher in 2004. TECO Coal recorded no Section 29 tax credits in 2004 associated with its remaining synfuel ownership interest because of TECO Energy’s anticipated tax position in 2004, which is expected to be driven by the tax losses incurred upon the transfer of the Union and Gila River projects to the lending banks. Results for the third quarter in 2003 included $21.1 million of Section 29 tax credits.

Year-to-date net income from continuing operations was $45.6 million, compared to $64.9 million for the same period in 2003. Additionally, TECO Coal recorded a $0.3-million after-tax charge in 2003 for the cumulative effect of a change in accounting principle due to the adoption of FAS 143. Total coal sales in both periods were 6.9 million tons. Year-to-date results in 2004 reflect the increased effective third-party ownership interest in TECO Coal’s indirectly owned synthetic fuel production facilities. Results also reflect lower volumes of conventional metallurgical and steam coals, higher mining costs and costs associated with the use of marginal coals for the production of synfuel, partially offset by higher volumes of synthetic fuel and higher coal prices. Year-to-date results in 2003 included $57.3 million of Section 29 tax credits.

TECO Transport

TECO Transport recorded net income of $0.6 million in the third quarter, including $1.1 million of after-tax management restructuring costs, compared to net income of $2.6 million in the same period last year. Results for the quarter reflect the impact of four hurricanes in August and September which disrupted river and ocean movements and caused the terminal in Louisiana to halt operations. Estimated lost revenues and direct costs due to hurricanes reduced TECO Transport’s third quarter pre-tax results by $3.8 million. Third quarter results also reflect higher fuel costs, which were only partially offset by improved northbound river shipments and higher rates for river grain shipments.

Year-to-date net income from continuing operations was $3.6 million, including a $0.8 million first quarter valuation adjustment and the third quarter management restructuring costs, compared to $12.4 million for the same period in 2003. Additionally, TECO Transport recorded a $0.8 million after-tax charge in 2003 for the cumulative effect of a change in accounting principle due to the adoption of FAS 143. Results in 2003 included a $1.5 million after-tax gain on the disposition of ocean-going equipment no longer used by TECO Ocean Shipping. Year-to-date results were driven by increased export coal volume at the river terminal, which was more than offset by the lower Tampa Electric volumes, higher fuel costs, unusual operating conditions due to hurricanes in the third quarter, higher than normal shipyard activity and a five day closing of the Mississippi River in the first quarter. Volumes transported for Tampa Electric declined more than one million tons in the first six months of 2004, as a result of the Bayside repowering, but volumes in the second half of 2004 are at levels comparable to the same period in 2003.

TWG Merchant

TWG Merchant’s loss for the third quarter was $6.4 million, including a $4.3 million after-tax benefit from the reversal of costs previously accrued for the TMDP arbitration, which was settled in August at a lower cost, compared to a loss of $36.0 million, including the original $25.9 million after-tax charge for the TMDP arbitration, for the same period in 2003. Despite continued weak sales and margins, Commonwealth Chesapeake Station reported improved net income due to sales of spinning reserve services. Results for the Frontera Power Station reflect lower power prices in the Texas market primarily due to mild weather during the quarter.

TWG Merchant’s year-to-date loss, including the $99.0 million after-tax write-off of the investment in the TIE project, was $135.8 million, compared with a loss of $120.1 million, including the $61.2 million goodwill write-off associated with the Frontera and Commonwealth Chesapeake power stations and the $25.9 million charge for the TMDP arbitration reserve, for the same period in 2003. Results in 2004 reflect weak power prices in Texas and Virginia primarily due to weather and outages at the Frontera Station partially offset by an insurance settlement on previously incurred repair costs.

The TWG Merchant segment results include after-tax allocated TECO Energy interest expense of $7.9 million and $25.8 million for the quarter and year-to-date periods of 2004, respectively, compared to $9.3 million and $33.8 million for the same periods in 2003.

The company will be performing during the fourth quarter of this year its annual impairment test in accordance with generally accepted accounting principles for the Dell and McAdams plants (on which construction has been suspended) and the Frontera and Commonwealth Chesapeake plants (which are in operation), which will include a review of their status based upon updated information for the energy markets in which those plants operate or would operate. At Sep. 30, 2004, the company carried an aggregate investment of approximately $685 million for the Dell and McAdams plants, $178 million for the Frontera plant and $175 million for the Commonwealth Chesapeake plant. The results of this annual impairment testing, including a reevaluation of the related energy markets, could result in the company recognizing impairment charges for some or all of these investments, the effect of which would adversely affect net income and reduce equity.

Other Unregulated Companies

TECO Energy’s other unregulated companies recorded net income from continuing operations of $13.9 million for the third quarter, compared to $4.6 million for the same period in 2003. Results for the quarter reflect higher energy sales and higher rates for the Guatemalan operations and a $5.6 million tax benefit from previously deferred income taxes due to a change in Guatemalan tax law. In 2003, results included net income of $2.6 million from the Hardee Power Station, which was sold in October 2003.

Year-to-date net income from continuing operations was $14.7 million including the gains and charges described below, compared to $6.5 million for the same period in 2003. These results were driven by continued good operating performance at the Guatemalan generating facilities and higher energy sales and prices at EEGSA, the Guatemalan distribution utility.

Included in the 2004 year-to-date results discussed above were after-tax charges of $6.7 million associated with debt extinguishment for the refinancing of the debt associated with the San José Power Station in Guatemala and the $19.3 million provision for income taxes due to the repatriation of cash from Guatemala following the financing. Year-to-date results also include after-tax asset valuation adjustments at TECO Solutions of $4.9 million and $12.2 million of after-tax gains on the sale of its interest in the propane business. Results in 2003 include after-tax charges of $15.3 million for turbine cancellations, after-tax charges of $3.0 million for corporate restructuring, and net income of $8.5 million from the Hardee Power Station, which was sold in October 2003, prior to disposition.

Other (Expense) Income

Total other income (expense) for the three months and nine months ended Sep. 30, 2004 was $51.5 million and ($11.1) million, respectively, compared to (expense) income of ($17.4) million and $31.9 million, respectively, for the same periods in 2003. The nine months ended Sep. 30, 2004 include the $152.3 million pre-tax charge to write off the TIE investment, the $6.7 million after-tax charge as part of the San Jose equity earnings for the debt extinguishment, as discussed above, a $19.7 million pre-tax gain from the sale of the company’s propane business and a $5.7 million benefit from the reversal of costs previously accrued for the TMDP arbitration, which was settled in July 2004 at a lower cost. As of Jan. 1, 2004, in accordance with the interpretation and application of the consolidation guidance established in Financial Accounting Standards Board Interpretation No. 46R, Consolidation of Variable Interest Entities – an interpretation of ARB No. 51 (FIN 46R) to long-term power purchase agreements, TECO Energy can no longer consolidate Central Generadora Electrica San Jose, Ltda. (San Jose or CGE) or Tampa Centro Americana de Electricidad, Ltda. (Aldorada or TCAE), the project companies for the San José and Alborada power plants, respectively, in Guatemala. Accordingly, the earnings from these unconsolidated affiliates are included in Other (Expense) Income for the periods ended Sep. 30, 2004. Results for the three and nine month periods ended Sep. 30, 2003 included the original $32.0 million pre-tax charge for the TMDP arbitration. AFUDC has decreased year-over-year, reflecting the commercial operation of Bayside Unit 1 in April 2003 and Unit 2 in January 2004.

Interest Charges

Total interest charges for the three months and nine months ended Sep. 30, 2004 were $72.3 million and $244.9 million, respectively, compared to $91.5 million and $230.7 million, respectively for the same periods in 2004. Interest expense for the third quarter was lower than that for the 2003 period, primarily reflecting lower short-term borrowing and credit facility costs, adjustments associated with the early settlement of the trust preferred component of TECO Energy’s equity security units and the benefit from the settlement of the TMDP arbitration. Year-to-date interest expense increased reflecting no capitalized interest on the merchant power generation facilities. For the first nine months of 2003, capitalized interest on the debt of TECO Energy was $17.5 million. Capitalization of interest, except at TECO Properties, ended with commercial operation of the final phase of the Gila River power station in July 2003.

Income Taxes

The provision for income taxes from continuing operations for the 2004 third quarter and year-to-date periods was an expense of $23.7 million and $16.6 million, respectively, compared to benefits of $10.0 million and $69.5 million, respectively, for the same periods in 2003. In addition to the provision for taxes for recurring operations, the 2004 expense also includes the provision for U.S. income taxes on cash repatriated from Guatemala and the tax benefit related to the TIE divestment loss. The 2003 provision benefit includes Section 29 tax credits, deferred benefits for asset impairments and deferred benefits for the reserve established for the TMDP arbitration.

During the three and nine months ended September 30, 2004, and 2003, the company experienced a number of events that have impacted the overall effective tax rate on continuing operations. These events included the recognition of non-conventional fuel credits, permanent reinvestment of foreign income under Accounting Principles Board Opinion No. 23, Accounting for Taxes – Special Areas, (APB 23), repatriation of foreign source income to the United States resulting in the discontinuance of the permanent reinvestment criteria for certain investments under APB 23, Guatemalan tax reform effective July 1, 2004, and equity treatment of variable interest entities as required under FIN 46R.

Discontinued Operations

The net loss from discontinued operations for the 2004 third quarter and year-to-date periods was $11.8 million and $63.7 million, respectively, compared to losses of $20.9 million and $103.7 million, respectively, for the same periods in 2003. Discontinued operations in 2004 reflect primarily the operating losses for the Union and Gila River power stations. Discontinued operations in 2003 included the operating results from Union and Gila River in addition to a $94.7 million after-tax loss associated with the termination of the joint venture with Panda, operating results from Prior Energy, which was sold in January 2004, and the $22.7 million after-tax gain on the final installment of the sale of the coalbed methane gas production assets in January 2003.

The Union and Gila River project companies have failed to make interest and interest swap agreement payments on the non-recourse project debt due on Dec. 31, 2003 and subsequently and to pay the $654 million Union portion of that debt that became due May 31, 2004 and the $741 million Gila River portion that became due Aug. 31, 2004. As a result, the lenders could seek to exercise remedies against the project companies due to defaults in connection with that debt, including accelerating the debt. See footnote 7 to the table in the “Liquidity, Capital Resources – Covenants in Financing Agreements” section for additional information. In addition, the company is accruing interest expense related to discontinued operations on the late payments at the default rate specified in the debt documents until completion of the transfer of the projects to the lenders in the planned sale transaction.

As of Dec. 31, 2003, management was committed to a plan to sell TECO Energy’s indirect ownership of the equity in or net assets of the Union and Gila River project companies to the bank group. The company expects to complete the transaction in 2004 upon the receipt of the requisite approvals of the individual lending banks and approval of the transfer by

FERC. The ownership of the projects by an entity owned by the banks and approval of full releases of TECO Energy are currently before the banks for their approval, and the transfer application was filed with FERC on Sep. 30, 2004. There has been one intervention which may require that the Commission approve the transfer rather than administrative approval through delegated authority. This could impact the timing of the transaction.

Liquidity, Capital Resources

At Sep. 30, 2004 and Dec. 31, 2003, included in the current portion of liabilities associated with assets held for sale is the $1,395.0 million of non-recourse long-term debt associated with the Union and Gila River projects. This debt, which is solely the obligation of the project companies and is non-recourse to TECO Energy, is currently in default, and results in TECO Energy having a negative working capital balance.

Available Cash and Liquidity

TECO Energy’s consolidated cash and cash equivalents, excluding all restricted cash, totaled $102.5 million at Sep. 30, 2004. Restricted cash of $57.2 million includes $50.1 million held in escrow related to the first sale of a 49 percent interest in the synthetic coal production facilities. Cash at Sep. 30, 2004 excludes the San José and Alborada power stations’ unrestricted cash balances of $38.4 million, and restricted cash of $8.4 million as these companies were deconsolidated due to the adoption of FIN 46R effective Jan. 1, 2004.

In addition, at Sep. 30, 2004 aggregate availability under bank credit facilities was $394.3 million, net of letters of credit of $30.7 million outstanding under these facilities and $25.0 million drawn on the Tampa Electric credit facility. At the end of the third quarter, total liquidity, cash plus credit facilities, was $535.2 million, including $237.2 million at Tampa Electric, which consisted of $225.0 million of undrawn credit facilities and $12.2 million of cash.

TECO Energy’s liquidity needs have declined because the major construction programs at TWG Merchant and Tampa Electric are complete, the company has no significant upcoming debt maturities, and the company’s business risk is being reduced because of the planned exit from the large Union and Gila River power projects. Accordingly, effective July 6, 2004, TECO Energy replaced its $350 million credit facility with a $200 million 3-year facility. Tampa Electric Company expects to maintain credit facilities of at least $275 million. See the “Bank Credit Facilities” section below for further discussion.

Estimated cash needs for 2004 reflect capital spending of approximately $276 million to support customer growth at the utilities and for normal renewal and replacement capital. Cash needs for 2004 will be impacted by the effects that Hurricanes Charley, Frances and Jeanne had on Tampa Electric’s service area. The cost of restoration to Tampa Electric’s system for these storms is currently estimated at approximately $60 million.

TECO Energy expects to rely on cash on hand, internally generated cash from operations and proceeds from asset sales to fund these cash needs and the payment of dividends to shareholders and to build cash for the repayment of debt. Tampa Electric expects to utilize its credit facilities moderately. TECO Energy estimates that consolidated total liquidity (cash plus available credit facilities) at the end of 2004 will be at least $500 million.

See the “Financing Activities” section below for a discussion of the recent borrowing under the company’s unsecured bridge credit facility and the expected repayment from the settlement of the purchase contracts which constitute part of the company’s equity security units.

Other

In September 2004, TECO Energy made a $14.2 million cash contribution to its defined benefit pension plan. The company had not made a contribution to its defined benefit pension plan since the 1995 plan year because investment returns had been sufficient to cover liability growth; however, negative stock market returns over the past three years reduced the over-funding of the defined benefit plan. The company’s policy is to fund the plan within the guidelines set by ERISA for the minimum annual contribution and the maximum allowable as a tax deduction by the IRS. The company expects to make a contribution of about $14 million in 2005.

As previously reported, TECO Energy sold its Enron bankruptcy claims for a total of $42 million. At that time, $33.6 million was paid and $8.4 million was withheld by the purchaser as security for under recovery from Enron. Negotiations are underway among TECO Energy, the purchaser and Enron to arrive at an agreed amount for settlement of all of the claims in the bankruptcy. If a negotiated settlement cannot be reached, then the bankruptcy court will make the final determination which is likely to be in 2005. In the event that the ultimate recovery is less than $42 million, the difference will be returned to the purchaser either from the funds held back or from use of the funds held back and a refund from TECO Energy.

Legal Matters

In March 2001, TWG (under its former name of TECO Power Services Corporation) was served with a lawsuit filed in the Circuit Court for Hillsborough County by a Tampa-based firm named Grupo Interamerica, LLC. (“Grupo”) in connection with a potential investment in a power project in Colombia in 1996. Grupo alleged, among other things, that TWG breached an oral contract with Grupo and demanded $20 million. On Aug. 3, 2004, the trial court granted TWG’s motion for summary judgment, resulting in only one count remaining. The trial date for this case was moved from September 2004 to December 2004, in order for the company’s motion for summary judgment on the remaining count to be heard. On Oct. 18, 2004, TWG’s motion for summary judgment on the remaining count was granted. The plaintiffs have not yet advised whether they will appeal.

On Aug. 30, 2004, a Colombian trade union, Sindicato de Trabajadores de la Electricidad de Columbia, which was to be the owner/lessor of the power plant if the transaction had been consummated, filed a demand for arbitration in Colombia pursuant to the provisions of a confidentiality agreement between the trade union and a subsidiary of TWG, TPS International Power, Inc., alleging breach of contract and seeking damages of $48 million. TECO Energy, Inc. and TWG also were named, although those companies were not party to the confidentiality agreement. This arbitration is being funded by Grupo pursuant to a contract under which Grupo would share in any recovery.

The company intends to vigorously defend these proceedings. The company cannot predict the ultimate resolution of these matters, and there can be no assurance that these matters will not have a material adverse impact on TECO Energy’s financial condition or results of operations.

In August 2004, TECO Energy paid $30 million in cash plus shares of TECO Energy common stock having a value of $10 million to purchase NCP of Virginia, L.L.C.’s (NCP) interest in the Commonwealth Chesapeake Project; NCP released all claims against the company and its subsidiaries as part of the transaction, which settled the TMDP arbitration.

Financing Activities

In January 2002, TECO Energy sold 17,965,000 9.5% adjustable conversion-rate equity security units at $25 per unit resulting in $436 million of net proceeds. Each equity security unit consisted of $25 in principal amount of a trust preferred security of TECO Capital Trust II, a Delaware business trust formed for the purposes of issuing these securities, and a contract to purchase shares of common stock of TECO Energy in January 2005, at a price per share of between $26.29 and $30.10 based on the market price at that time. Trust preferred securities are reflected as debt on TECO Energy’s consolidated financial statements.

Consistent with the company’s current strategy of reducing fixed obligations and strengthening the balance sheet, on July 28, 2004 TECO Energy commenced a registered offer to exchange outstanding equity security units in the form of normal units, for stock and cash. In August 2004, the company completed this early settlement offer to exchange up to 17,865,000 of its previously outstanding 17,965,000 equity security units for 0.9509 shares of common stock plus $1.39 in cash for each validly tendered and accepted normal unit. The early settlement offer expired on Aug. 24, 2004, and the company accepted all of the 10,756,073 normal units tendered as of the expiration of the early settlement offer, or approximately 60.2% of the 17,865,000 normal units for which the company offered early settlement of the purchase contracts included therein. The company subsequently retired the associated trust preferred securities. In accordance with the terms of the early settlement offer, the company exchanged an aggregate of 10,227,746 shares of its common stock and $14.9 million in cash, including cash paid in lieu of fractional shares, for the tendered normal units. As of Sep. 30, 2004, there were 7,208,927 of its equity security units outstanding.

On Oct. 12, 2004, $162.7 million aggregate stated liquidation amount of these trust preferred securities out of a total of $180.2 million aggregate stated liquidation amount of such trust preferred securities outstanding were remarketed, and the distribution rate was reset in connection with the remarketing to 5.943% per annum, payable quarterly, effective on and after Oct. 16, 2004. At the closing of the remarketing on Oct. 15, 2004, the company purchased $122.7 million aggregate stated liquidation amount of the trust preferred securities that were remarketed. The company has retired the trust preferred securities it purchased.

On Sep. 30, 2004, the company entered into an unsecured bridge credit facility with JPMorgan Chase Bank and Merrill Lynch Bank USA under which the company could have borrowed up to $140 million solely to fund its purchase of trust preferred securities in the remarketing of the TECO Capital Trust II trust preferred securities. TECO Energy borrowed $124.1 million under this facility to purchase the trust preferred securities in the remarketing as discussed above. The company expects to repay the loan with the proceeds it receives upon the settlement of the purchase contracts that are a part of the equity security units. The purchase contracts are scheduled to settle on Jan.15, 2005, and the loan under the bridge credit facility matures on Jan. 20, 2005 subject to the company’s right to extend the maturity until Feb. 22, 2005. The company has agreed with the lenders that if the loan is not repaid at maturity the company will issue debt or equity securities the proceeds of which will be sufficient to repay the unpaid balance of the loan. The terms of the facility are similar to the terms of the company’s $200 million revolving bank credit facility maturing June 2007, including financial covenants that require that debt to EBITDA, as defined in the agreement, not exceed 5.25 times and EBITDA to interest must equal or exceed 2.25 times.

Bank Credit Facilities

At Sep. 30, 2004, TECO Energy had a bank credit facility of $200 million maturing in July 6, 2007. This facility is discussed more fully under “Bank Credit Facilities” in TECO Energy’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, and reference is made thereto. This facility includes a $100 million sub-limit for letters of credit; $30.7 million of letters of credit were outstanding at Sep. 30, 2004. In addition, at Sep. 30, 2004, TECO Energy and its subsidiaries had $0.2 million of letters of credit outstanding outside of the bank credit line facility, and the Union and Gila River project companies had $203.8 million outstanding under the letter of credit facilities included in their non-recourse bank financing.

At Sep. 30, 2004, Tampa Electric Company had bank credit facilities totaling $250 million with maturity dates of Nov. 5, 2004 and Nov. 6, 2006. At Sep. 30, 2004, $25.0 million was drawn on the Tampa Electric Company facilities. These facilities are discussed more fully under “Bank Credit Facilities” in TECO Energy’s Annual Report on Form 10-K for the year ended Dec. 31, 2003, and reference is made thereto.

On Oct. 22, 2004, Tampa Electric Company replaced its $125 million facility maturing Nov. 5, 2004, with a $150 million facility maturing Oct. 22, 2007. The facility requires that at the end of each quarter the ratio of debt to total capital not exceed 60% and that the ratio of EBITDA to interest not be less than 2.0 times. The new facility does not include the restriction on distributions included in the former facility, and the existing facility maturing Nov. 6, 2006 was also amended to eliminate this restriction on distributions and to conform the financial covenant requirements to the new facility levels.

Covenants in Financing Agreements

In order to utilize their respective bank credit facilities, TECO Energy and Tampa Electric Company must meet certain financial tests as defined in the applicable agreements (see “Bank Credit Facilities” above). In addition, TECO Energy, Tampa Electric Company and other operating companies have certain restrictive covenants in specific agreements and debt instruments. TECO Energy, Tampa Electric Company and the other operating companies are in compliance with all required financial covenants except for those related to the Union and Gila River project companies as noted in footnote 7 in the table below. The table that follows lists the covenants and the performance relative to them at Sep. 30, 2004. Reference is made to the specific agreements and instruments for more details.

Significant Financial Covenants

(millions) Instrument	Financial Covenant (1)	Requirement/Restriction	Calculation at Sep. 30, 2004
Tampa Electric Company
PGS senior notes	EBIT/interest (2)	Minimum of 2.0 times	3.4 times
	Restricted payments	Shareholder equity at least $500	$1,694
	Funded debt/capital	Cannot exceed 65%	48.8%
	Sale of assets	Less than 20% of total assets	0%
Credit facilities	Debt/capital	Cannot exceed 60%	47.8%
	EBITDA/interest (2)	Minimum of 2.5 times	5.6 times
	Restriction on distributions (3)	Limit on cumulative distributions and outstanding affiliate loans	$526 unrestricted
6.25% senior notes	Debt/capital	Cannot exceed 60%	47.8%
	Limit on liens	Cannot exceed $787	$287 liens outstanding

TECO Energy
Credit facility and bridge credit facility (4)	EBITDA/debt (2)	Cannot exceed 5.25 times	4.4 times
	EBITDA/interest (2)	Minimum of 2.25 times	2.7 times
	Limit on additional indebtedness	Cannot exceed $100 million	$0
$380 million note indenture	Limit on restricted payments (5)	Cumulative operating cash flow in excess of 1.7 times interest	$376 unrestricted
	Limit on liens	Cannot exceed 5% of tangible assets	$238 unrestricted
	Limit on indebtedness	Interest coverage at least 2.0 times	2.3 times
$300 million note indenture	Limit on liens	Cannot exceed 5% of tangible assets	$238 unrestricted
Union and Gila River project guarantees (6)	Debt/capital EBITDA/interest (2)	Cannot exceed 65% Minimum of 3.0 times	62.0% 2.1 times (7)

TECO Diversified
Coal supply agreement guarantee	Dividend restriction	Net worth not less than $394 (40% of tangible net assets)	$555

(1)	As defined in each applicable instrument.
(2)	EBIT generally represents earnings before interest and taxes. EBITDA generally represents EBIT before depreciation and amortization. However, in each circumstance, the term is subject to the definition prescribed under the relevant agreements.
(3)	Limits cumulative distributions after Oct. 31, 2003 and outstanding affiliate loans to an amount representing an accumulation of net income after May 31, 2003 and capital contributions from the parent after Oct. 31, 2003, plus $450 million. This restriction was eliminated in the facilities effective Oct. 22, 2004.

(4)	Includes the 3-year $200 million credit facility maturing June 2007 and the bridge credit facility described above in “Bank Credit Facilities” and “Financing Activities”.
(5)	The limitation on restricted payments restricts the company from paying dividends or making distributions or certain investments unless there is sufficient cumulative operating cash flow, as defined, in excess of 1.7 times interest to make such distribution or investment. The operating cash flow and restricted payments are calculated on a cumulative basis since the issuance of the 10.5% Notes in the fourth quarter of 2002. This calculation, at Sep. 30, 2004, reflects the amount accumulated since the issuance of the notes and available for future restricted payments.
(6)	Includes the Construction Undertakings related to the Union and Gila River projects.
(7)	The Construction Undertakings permit TECO Energy to terminate its obligations thereunder, including the requirement to comply with the covenants, by providing a Substitute Guarantor reasonably satisfactory to the lending group. On Sep. 22, 2003, TECO Energy tendered a Substitute Guarantor, which it believes satisfied the requirements of the Construction Undertakings. The lending group declined to accept this tender as being satisfactory. TECO Energy has the right to assert that the Construction Undertakings are terminated in the event that the lending group seeks to exercise its remedies based on a violation of the EBITDA-to-interest coverage ratio covenant.

Credit Ratings/Senior Unsecured Debt

In July 2004, Standard & Poor’s (S&P) lowered the ratings on TECO Energy’s senior unsecured debt from BB+ with a negative outlook to BB with a stable outlook. At the same time, S&P affirmed Tampa Electric Company’s senior unsecured debt rating at BBB- and changed the outlook to stable.

Senior Unsecured Credit Ratings as of Sep. 30, 2004

	Fitch	Moody’s	Standard & Poor’s
Tampa Electric Company	BBB+	Baa2	BBB	-
TECO Energy / TECO Finance	BB+	Ba2	BB

Off-Balance Sheet Financing

In addition to the unconsolidated affiliates reported at Dec. 31, 2003, as a result of the adoption of FIN 46R, TECO Energy was obligated to no longer consolidate Central Generadora Eléctrica San José, Ltda. (San José) and Tampa Centro Americana de Electricidad, Ltda. (Alborada). TECO Energy has no debt payment obligations with respect to these financings due to their non-recourse nature. Results for the nine months ended Sep. 30, 2004 include a $6.7 million after-tax charge associated with the debt extinguishment related to the refinancing of the debt associated with the San Jose Power Station and the $19.3 million provision for income taxes due to the repatriation of cash from Guatemala following the refinancing.

Affiliate	Long-term Debt (millions)	Indirect Maximum Guarantee	Indirect Ownership Interest
San Jose	$113.5	$—	100%
Alborada	$23.9	$—	96%

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

Disclosures About Market Risk

Interest Rate Risk

TECO Energy is exposed to changes in interest rates primarily as a result of its borrowing activities. TECO Energy or its affiliates may enter into futures, swaps and option contracts, in accordance with the approved risk management policies and procedures, to moderate this exposure to interest rate changes and achieve a desired level of fixed and variable rate debt. As of Sep. 30, 2004, there was no significant change in the company’s exposure to interest rate risk since Dec. 31, 2003.

Credit Risk

Financial instability and significant uncertainties relating to liquidity in the entire merchant energy sector have increased the perceived credit risk. Below is a summary of TECO Energy’s consolidated credit risk exposure to counterparties on energy contracts related to merchant generation activities at Sep. 30, 2004. This disclosure includes the counterparty risk exposure from the Union and Gila River project companies.

(millions) Rating (1)	Exposure Before Credit Collateral (2)	Credit Collateral (3)	Net Exposure	Number of Counterparties >10% (4)	Net Exposure Counterparties >10% (4)
Investment grade	$60.3	$—	$60.3	3	$33.2
Split rating	10.4	—	10.4	1	10.4
Non-investment grade	3.5	—	3.5	—	—
No external ratings (internally rated)
Investment grade	3.1	—	3.1	—	—
Non-investment grade	—	—	—	—	—

Total	$77.3	$—	$77.3	4	$43.6

(1)	Ratings are principally determined based on publicly available credit ratings, as determined by independent ratings agencies. If the counterparty has provided a guarantee by a higher rated entity, the assigned rating is that of the guarantor. Included in Investment grade are those counterparties with a minimum S&P or Fitch’s rating of BBB- or higher and a Moody’s rating of Baa3 or higher.
(2)	Exposure before credit collateral includes the fair value of net energy contract assets for open positions and the net accounts receivable for realized energy contracts. Exposures are offset by a legal counterparty where legally enforceable netting and set-off arrangements are in place.
(3)	Credit collateral is required from time-to-time based on contractual provisions and may generally include cash deposits and letters of credit.
(4)	These amounts reflect the number of counterparties that individually, after considering legally enforceable netting arrangements, represent a significant concentration of credit risk (i.e., more than 10% of the total credit exposure) and the combined exposure, less credit collateral, if any, of each significant concentration.

Commodity Risk

TECO Energy and its affiliates face varying degrees of exposure to commodity risks—including coal, natural gas, fuel oil and other energy commodity prices. Any changes in prices could affect the prices these businesses charge, their operating costs and the competitive position of their products and services. The company assesses and monitors risk using a variety of state-of-the-art measurement tools. Management uses different risk measurement and monitoring tools based on the degree of exposure of each operating company to commodity risk. As of Sep. 30, 2004, the commodity risk exposure at Tampa Electric Company was not significantly different from that as of Dec. 31, 2003.

Unregulated Companies

Most of the unregulated segments at TECO Energy are subject to significant commodity risk. The unregulated companies do not speculate using derivative instruments. However, not all derivative instruments receive hedge accounting treatment due to the strict requirements and narrow applicability of the accounting literature to dynamic transactions. As of Sep. 30, 2004, commodity risk exposure for TECO Coal, TECO Transport, and Other Unregulated Companies was not significantly different from that as of Dec. 31, 2003.

For TWG Merchant, results of operations are impacted primarily by changes in the market prices for electricity and natural gas. These merchant operations use derivative instruments to reduce the commodity price risk exposure of the merchant plants. The commodity price risk of each plant is managed on both a portfolio and asset-specific basis. As of Sep. 30, 2004, the commodity risk exposure for these merchant operations was not significantly different from that as of Dec. 31, 2003.

The following tables summarize the changes in and the fair value balances of energy derivative assets (liabilities) for the quarter ended Sep. 30, 2004:

Changes in Fair Value of Energy Derivatives (millions)

Net fair value of derivatives as of Dec. 31, 2003	$9.1
Net change in unrealized fair value of derivatives	22.1
Changes in valuation techniques and assumptions	—
Realized net settlement of derivatives	(7.7)

Net fair value of energy derivatives as of Sep. 30, 2004	$23.5

Roll-Forward of Energy Derivative Net Assets (Liabilities) (millions)
Total energy derivative net assets (liabilities) as of Dec. 31, 2003	$9.1
Change in fair value of net derivative assets (liabilities):
Recorded in OCI	15.3
Recorded in earnings	(21.4)
Net option premium payments	21.6
Net purchase (sale) of existing contracts	(1.1)

Net fair value of energy derivatives as of Sep. 30, 2004	$23.5

Below is a summary table of sources of fair value, by maturity period, for energy derivative contracts at Sep. 30, 2004.

Maturity and Source of Energy Derivative Contracts Net Assets (Liabilities) at Sep. 30, 2004

Contracts Maturing in	Current	Non-current	Total Fair Value
Source of fair value (millions)
Actively quoted prices	$(0.4)	$—	$(0.4)
Other external sources (1)	16.5	0.5	17.0
Model prices (2)	6.9	—	6.9

Total	$23.0	$0.5	$23.5

(1)	Information from external sources includes information obtained from OTC brokers, industry price services or surveys and multiple-party on-line platforms.
(2)	Model prices are used for determining the fair value of energy derivatives where price quotes are infrequent or the market is illiquid. Significant inputs to the models are derived from market-observable data and actual historical experience.

For all unrealized energy derivative contracts, the valuation is an estimate based on the best available information. Actual cash flows could be materially different from the estimated value upon maturity.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the discussion entitled “Disclosures About Market Risk” in Part I, Item 2. Management’s Discussion and Analysis.

Item 4. CONTROLS AND PROCEDURES

TECO Energy, Inc.

(a)	Evaluation of Disclosure Controls and Procedures. TECO Energy’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of TECO Energy’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on such evaluation, TECO Energy’s principal financial officer and principal executive officer have concluded that, as of the Evaluation Date, TECO Energy’s disclosure controls and procedures are effective and designed to ensure that the information relating to TECO Energy (including its consolidated subsidiaries) required to be disclosed in TECO Energy’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods.

(b)	Changes in Internal Controls. There was no change in TECO Energy’s internal controls over financial reporting (as defined in Rules 13a–15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of TECO Energy’s internal controls that occurred during TECO Energy’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, such controls.

Tampa Electric Company

(a)	Evaluation of Disclosure Controls and Procedures. Tampa Electric Company’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of Tampa Electric Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on such evaluation, Tampa Electric Company’s principal financial officer and principal executive officer have concluded that, as of the Evaluation Date, Tampa Electric Company’s disclosure controls and procedures are effective and designed to ensure that the information relating to Tampa Electric Company (including its consolidated subsidiaries) required to be disclosed in Tampa Electric Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods.

(b)	Changes in Internal Controls. There have not been any significant changes in Tampa Electric Company’s internal controls over financial reporting (as defined in Rules 13a–15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of Tampa Electric Company’s internal controls that occurred during Tampa Electric Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, such controls.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

In August 2004, the company entered into an agreement with NCP of Virginia, L.L.C. (NCP), and its owners under which TECO Energy and its subsidiary agreed to purchase NCP’s interest in the Commonwealth Chesapeake Project for $30 million in cash and shares of TECO Energy common stock having a value of $10 million, and NCP released all claims against the company and its subsidiaries. The funds and shares were released from escrow upon receipt of FERC approval on Sep. 30, 2004. As a result of this agreement, the dispute between TM Delmarva Power, L.L.C., a TWG subsidiary, and NCP, which most recently was disclosed in the company’s Quarterly Report on Form 10-Q for the quarter ended Mar. 31, 2004, was settled.

Panda Gila River LP, owner of the Gila River power stations in Maricopa County, received several notices of violation (NOVs) of its air permit in connection with NOx and CO emissions during start-up. A temporary waiver was immediately obtained while the power station applied for and received a permit modification in May 2004. Following the permit modification, the Maricopa County Environmental Service Department (MCESC) reviewed all of the operating data since commercial operation of the power station for compliance with the air permit. In August 2004, MCESD rescinded the original NOVs and issued a number of new ones, including NOVs for each episode when emissions at the power station exceeded NOx and CO limits during start-up prior to the permit modification and for the power station’s failure to report such episodes. The power station has entered into a consent order of abatement covering all air permit violations, known or unknown, from the power station’s start-up through Oct. 29, 2004, the date of the consent order. The power station paid a fine in the amount of $0.4 million pursuant to the consent order.

A number of securities class action lawsuits were filed in August, September and October 2004 against the company and certain current and former officers by purchasers of TECO Energy securities. These suits, which were filed in the U.S. District Court for the Middle District of Florida, allege disclosure violations under the Securities Exchange Act of 1934. These actions are at the initial pleading stage. The company intends to defend them vigorously. In addition, in connection with the SEC informal inquiry resulting from a letter from the non-equity member in the Commonwealth Chesapeake Project raising issues related to the arbitration proceeding involving that project, which previously was disclosed in the company’s Quarterly Report on Form 10-Q for the quarter ended Mar. 31, 2004, the SEC has requested additional information primarily relating to the allegations made in these securities class action lawsuits, including information regarding the related TECO Energy merchant power projects in which a subsidiary of Enron Corp. and Panda Energy International had involvement. The company cannot predict the ultimate resolution of these matters at this time, and there can be no assurance that any of these matters will not have a material adverse impact on TECO Energy’s financial condition or results of operations.

See also the discussions of the outcome of the coal transportation contract hearing before the FPSC in “Tampa Electric Company – Electric division (Tampa Electric)” in Part I, Item 2. Management’s Discussion and Analysis, Notes 4 and 17 to the TECO Energy Consolidated Financial Statements and Notes 3 and 12 to the Tampa Electric Company Consolidated Financial Statements, the discussion of the litigation and related arbitration regarding a power project in Colombia in “Liquidity, Capital Resources – Legal Matters” in Part I, Item 2. Management’s Discussion and Analysis, and Note 15 to the TECO Energy Consolidated Financial Statements, and also the discussion of environmental matters in Note 15 to the TECO Energy Consolidated Financial Statements and Note 11 to the Tampa Electric Company Consolidated Financial Statements.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Set forth below is a table showing shares of TECO Energy Common stock deemed repurchased by the issuer.

	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2004 – July 31, 2004	1,291	$12.93	—	—
Aug. 1, 2004 – Aug. 31, 2004	10,388	$13.03	—	—
Sep. 1, 2004 – Sep. 30, 2004	17,490	$13.24	—	—

Total 3rd Quarter 2004	29,169	$13.15	—	—

Total Year-to-Date 2004	36,076	$13.02	—	—

(1)	These shares were not repurchased through a publicly announced plan or program, but rather relate to compensation or retirement plans of the company. Specifically, these shares represent shares delivered in satisfaction of the exercise price and/or tax withholding obligations by holders of stock options who exercised options (granted under TECO Energy’s incentive compensation plans), shares delivered or withheld (under the terms of grants under TECO Energy’s incentive compensation plans) to offset tax withholding obligations associated with the vesting of restricted shares, restricted shares that were deferred upon vesting pursuant to the TECO Energy Group Deferred Compensation Plan and shares purchased by the TECO Energy Group Retirement Savings Plan pursuant to directions from plan participants or dividend reinvestment.

Set forth below is a table showing amounts of equity security units of TECO Energy deemed repurchased by the issuer.

	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit) (1)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2004 – July 31, 2004	—	—	—	—
Aug. 1, 2004 – Aug. 31, 2004	10,756,073	—	—	—
Sep. 1, 2004 – Sep. 30, 2004	—	—	—	—

Total 3rd Quarter 2004	10,756,073	—	—	—

Total Year-to-Date 2004	10,756,073	—	—	—

(1)	These units were not repurchased through a publicly announced plan or program but rather were acquired through the company’s early settlement offer in August 2004. TECO Energy offered to exchange 0.9509 shares of TECO Energy common stock plus $1.39 in cash for each validly tendered and accepted equity security unit in the form of a normal unit. At the closing of the early settlement offer, TECO Energy issued an aggregate of approximately 10,227,746 shares of common stock and paid $14.9 million in cash, including cash paid in lieu of fractional shares, for the tendered normal units. See the discussion of the early settlement offer in “Liquidity, Capital Resources – Financing Activities” in Part I, Item 2. Management’s Discussion and Analysis.

Item 3. DEFAULTS UPON SENIOR SECURITIES

See discussion regarding the Union and Gila River non-recourse project debt in “Discontinued Operations” in Part I, Item 2. Management’s Discussion and Analysis.

Item 5. OTHER INFORMATION

In connection with the previously reported resignation of Robert Fagan as Chairman, CEO and President of TECO Energy, Inc. on July 6, 2004 and his retirement no later than Nov. 1, 2004, the company acknowledged that the termination of his employment is for “Good Reason” under the agreement between the company and Mr. Fagan dated Jan. 28, 2003, a copy of which is filed as an exhibit to the company’s Quarterly Report on Form 10-Q for the quarter ended Mar. 31, 2003, entitling him to the benefits thereunder.

Item 6. EXHIBITS

Exhibits - See index on page 55.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 9th day of November, 2004.

TECO ENERGY, INC.
(Registrant)

Date: November 9, 2004	By:	/s/ G. L. GILLETTE
G. L. GILLETTE
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

TAMPA ELECTRIC COMPANY
(Registrant)

Date: November 9, 2004	By:	/s/ G. L. GILLETTE
G. L. GILLETTE
Senior Vice President
and Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.		Description
3.1	*	Articles of Incorporation of TECO Energy, Inc., as amended on April 20, 1993 (Exhibit 3, Form 10-Q for the quarter ended June 30, 1993 of TECO Energy, Inc., File No. 1-8180).

3.2	*	Bylaws of TECO Energy, Inc., as amended effective July 7, 2004 (Exhibit 3.2 to Registration Statement on Form S-4 No. 333-117701 of TECO Energy, Inc.).

3.3	*	Articles of Incorporation of Tampa Electric Company (Exhibit 3, Registration Statement No. 2-70653 of Tampa Electric Company, File No. 1-5007).

3.4	*	Bylaws of Tampa Electric Company, as amended effective April 16, 1997 (Exhibit 3, Form 10-Q for the quarter ended June 30, 1997 of Tampa Electric Company, File No. 1-5007).

10.1		Voluntary Retirement Agreement and General Release between TECO Transport Corporation and D. Jeffrey Rankin, dated as of June 30, 2004. **

12.1		Ratio of Earnings to Fixed Charges – TECO Energy, Inc.

12.2		Ratio of Earnings to Fixed Charges – Tampa Electric Company.

31.1		Certification of the Chief Executive Officer of TECO Energy, Inc. pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

31.2		Certification of the Chief Financial Officer of TECO Energy, Inc. pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

31.3		Certification of the Chief Executive Officer of Tampa Electric Company pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

31.4		Certification of the Chief Financial Officer of Tampa Electric Company pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

32.1		Certification of the Chief Executive Officer and Chief Financial Officer of TECO Energy, Inc. pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2		Certification of the Chief Executive Officer and Chief Financial Officer of Tampa Electric Company pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

99.1		Investment Considerations.

(1)	This certification accompanies the Quarterly Report on Form 10-Q and is not filed as part of it.
*	Indicates exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference. Exhibits filed with periodic reports of TECO Energy, Inc. and Tampa Electric Company were filed under Commission File Nos. 1-8180 and 1-5007, respectively.
**	Indicates a management contract with an executive officer of TECO Energy, Inc.