Form 10-Q
period 2005-06-30
TAMPA ELECTRIC CO; TECO ENERGY INC
filed 2005-08-09
CIK 96271, 350563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

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

Number of shares of TECO Energy, Inc.’s common stock outstanding as of July 31, 2005 was 207,857,509.

As of July 31, 2005, there were 10 shares of Tampa Electric Company’s common stock issued and outstanding, all of which were held, beneficially and of record, by TECO Energy, Inc.

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

Index to Exhibits appears on page 49

PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

TECO ENERGY, INC.

In the opinion of management, the unaudited consolidated financial statements include all adjustments that are of a recurring nature and necessary to fairly state the financial position of TECO Energy, Inc. and subsidiaries as of Jun. 30, 2005 and Dec. 31, 2004, and the results of their operations and cash flows for the periods ended Jun. 30, 2005 and 2004. The results of operations for the three-month and six-month periods ended Jun. 30, 2005 are not necessarily indicative of the results that can be expected for the entire fiscal year ending Dec. 31, 2005. References should be made to the explanatory notes affecting the consolidated financial statements contained in TECO Energy, Inc.’s Current Report on Form 8-K dated May 23, 2005, and to the notes on pages 9 through 24 of this report.

TECO ENERGY, INC.

Consolidated Balance Sheets

Unaudited

Assets

(millions)	Jun. 30, 2005	Dec. 31, 2004
Current assets
Cash and cash equivalents	$188.2	$96.7
Restricted cash	57.1	57.1
Receivables, less allowance for uncollectibles of $7.5 and $8.0 at Jun. 30, 2005 and Dec. 31, 2004, respectively	307.4	286.8
Inventories, at average cost
Fuel	72.0	46.2
Materials and supplies	71.8	74.6
Current derivative assets	24.0	3.8
Prepayments and other current assets	42.4	43.6
Assets held for sale	—	128.8

Total current assets	762.9	737.6

Property, plant and equipment
Utility plant in service
Electric	4,843.6	4,857.9
Gas	820.8	810.8
Construction work in progress	192.4	207.1
Other property	826.7	847.6

Property, plant and equipment, at original cost	6,683.5	6,723.4
Accumulated depreciation	(2,134.7)	(2,065.5)

Total property, plant and equipment (net)	4,548.8	4,657.9

Other assets
Deferred income taxes	804.9	875.0
Other investments	8.0	8.0
Regulatory assets	178.3	200.9
Investment in unconsolidated affiliates	274.1	263.0
Goodwill	59.4	59.4
Long-term derivative assets	1.7	—
Deferred charges and other assets	114.7	111.5
Assets held for sale	60.0	2,059.1

Total other assets	1,501.1	3,576.9

Total assets	$6,812.8	$8,972.4

The accompanying notes are an integral part of the consolidated financial statements.

TECO ENERGY, INC.

Consolidated Balance Sheets – continued

Unaudited

Liabilities and capital

(millions)	Jun. 30, 2005	Dec. 31, 2004
Current liabilities
Long-term debt due within one year
Recourse	$5.5	$5.5
Non-recourse	—	8.1
Notes payable	70.0	115.0
Accounts payable	247.9	257.8
Customer deposits	110.1	105.8
Current derivative liabilities	—	11.5
Interest accrued	53.2	50.6
Taxes accrued	55.5	36.3
Liabilities associated with assets held for sale	2.2	1,631.8

Total current liabilities	544.4	2,222.4

Other liabilities
Investment tax credits	18.6	20.0
Regulatory liabilities	576.0	539.0
Long-term derivative liability	—	0.5
Deferred credits and other liabilities	352.0	351.5
Liabilities associated with assets held for sale	—	672.2
Long-term debt, less amount due within one year
Recourse	3,525.4	3,588.9
Non-recourse	—	13.4
Junior subordinated	277.7	277.7
Minority interest	—	2.9

Total other liabilities	4,749.7	5,466.1

Commitments and contingencies (see Note 11)

Capital
Common equity (400 million shares authorized; par value $1; 207.8 million shares and 199.7 million shares outstanding at Jun. 30, 2005 and Dec. 31, 2004, respectively)	207.8	199.7
Additional paid in capital	1,598.2	1,489.4
Retained deficit	(229.8)	(357.6)
Accumulated other comprehensive income	(43.3)	(43.8)

Common equity	1,532.9	1,287.7
Unearned compensation	(14.2)	(3.8)

Total capital	1,518.7	1,283.9

Total liabilities and capital	$6,812.8	$8,972.4

The accompanying notes are an integral part of the consolidated financial statements.

TECO ENERGY, INC.

Consolidated Statements of Income

Unaudited

(millions, except per share amounts)	Three months ended Jun. 30,
	2005	2004
Revenues
Regulated electric and gas (includes franchise fees and gross receipts taxes of $20.6 in 2005 and $20.5 in 2004)	$537.7	$534.4
Unregulated	181.3	134.5

Total revenues	719.0	668.9

Expenses
Regulated operations
Fuel	127.8	120.4
Purchased power	44.9	53.0
Cost of natural gas sold	66.4	60.2
Other	65.5	62.4
Other operations	170.0	139.4
Maintenance	37.1	33.3
Depreciation	69.9	70.1
Taxes, other than income	44.7	48.4

Total expenses	626.3	587.2

Income from operations	92.7	81.7

Other (expense) income
Other income	34.3	38.2
Loss on debt extinguishment	(71.5)	—
Impairment on TIE Investment	—	(151.9)
Income (loss) from equity investments	13.7	(1.0)

Total other expense	(23.5)	(114.7)

Interest charges
Interest expense	76.4	82.6

Total interest charges	76.4	82.6

Loss before provision for income taxes	(7.2)	(115.6)
Provision (benefit) for income taxes	4.0	(15.2)

Loss from continuing operations before minority interests	(11.2)	(100.4)
Minority interest	23.6	18.5

Income (loss) from continuing operations	12.4	(81.9)

Discontinued operations
Income (loss) from discontinued operations	120.1	(40.6)
Income tax provisions (benefit)	37.3	(14.3)

Total discontinued operations	82.8	(26.3)

Net income (loss)	$95.2	$(108.2)

Average common shares outstanding – Basic	206.7	188.3
– Diluted	208.9	188.3

Earnings per share from continuing operations – Basic	$0.06	$(0.43)
– Diluted	$0.04	$(0.43)

Earnings per share from discontinued operations – Basic	$0.40	$(0.14)
– Diluted	$0.40	$(0.14)

Earnings per share – Basic	$0.46	$(0.57)
– Diluted	$0.44	$(0.57)

Dividends paid per common share outstanding	$0.19	$0.19

The accompanying notes are an integral part of the consolidated financial statements.

TECO ENERGY, INC.

Consolidated Statements of Income

Unaudited

(millions, except per share amounts)	Six months ended Jun. 30,
	2005	2004
Revenues
Regulated electric and gas (includes franchise fees and gross receipts taxes of $41.3 in 2005 and $41.3 in 2004)	$1,059.8	$1,022.4
Unregulated	343.9	262.5

Total revenues	1,403.7	1,284.9

Expenses
Regulated operations
Fuel	242.4	241.2
Purchased power	85.8	82.1
Cost of natural gas sold	149.9	119.1
Other	126.5	127.6
Other operations	315.6	273.4
Maintenance	76.1	66.5
Depreciation	140.0	138.9
Asset impairment	—	6.7
Taxes, other than income	94.8	95.9

Total expenses	1,231.1	1,151.4

Income from operations	172.6	133.5

Other income (expense)
Allowance for other funds used during construction	—	0.7
Other income	71.4	84.8
Loss on debt extinguishment	(71.5)	—
Impairment on TIE Investment	—	(151.9)
Income from equity investments	28.9	5.9

Total other income (expense)	28.8	(60.5)

Interest charges
Interest expense	151.9	170.1
Allowance for borrowed funds used during construction	—	(0.3)

Total interest charges	151.9	169.8

Income before provision for income taxes	49.5	(96.8)
Provision for income taxes	31.8	(5.0)

Income from continuing operations before minority interests	17.7	(91.8)
Minority interest	46.2	41.6

Income (loss) from continuing operations	63.9	(50.2)

Discontinued operations
Income (loss) from discontinued operations	90.2	(85.5)
Income tax provisions (benefit)	26.2	(30.0)

Total discontinued operations	64.0	(55.5)

Net income (loss)	$127.9	$(105.7)

Average common shares outstanding – Basic	205.5	188.2
– Diluted	207.4	188.2

Earnings per share from continuing operations – Basic	$0.31	$(0.27)
– Diluted	$0.29	$(0.27)

Earnings per share from discontinued operations – Basic	$0.31	$(0.29)
– Diluted	$0.31	$(0.29)

Earnings per share – Basic	$0.62	$(0.56)
– Diluted	$0.60	$(0.56)

Dividends paid per common share outstanding	$0.38	$0.38

The accompanying notes are an integral part of the consolidated financial statements.

TECO ENERGY, INC.

Consolidated Statements of Comprehensive Income

Unaudited

(millions)	Three months ended Jun. 30,		Six months ended Jun. 30,
	2005	2004	2005	2004
Net income (loss)	$95.2	$(108.2)	$127.9	$(105.7)

Other comprehensive (loss) income, net of tax
Net unrealized (losses) gains on cash flow hedges	(0.4)	6.9	0.5	3.4

Other comprehensive (loss) income, net of tax	(0.4)	6.9	0.5	3.4

Comprehensive income (loss)	$94.8	$(101.3)	$128.4	$(102.3)

The accompanying notes are an integral part of the consolidated financial statements.

TECO ENERGY, INC.

Consolidated Statements of Cash Flows

Unaudited

(millions)	Six months ended Jun. 30,
	2005	2004
Cash flows from operating activities
Net income	$127.9	$(105.7)
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	140.0	145.6
Deferred income taxes	50.0	(111.1)
Investment tax credits, net	(1.4)	(1.4)
Allowance for funds used during construction	—	(1.0)
Amortization of unearned compensation	3.8	6.8
Gain on sales of business/assets, pretax	(181.1)	(81.6)
Non-cash debt extinguishment charge, pretax	17.2	—
Equity in earnings of unconsolidated affiliates, net of cash distributions on earnings	(11.1)	(5.8)
Minority interest	(46.2)	(41.6)
Asset impairment, pretax	—	161.0
Deferred recovery clause	(19.6)	26.2
Receivables, less allowance for uncollectibles	(40.3)	(23.1)
Inventories	(28.3)	12.5
Prepayments and other deposits	4.5	2.7
Taxes accrued	9.4	102.6
Interest accrued	20.7	31.8
Accounts payable	16.2	(43.5)
Other	(6.3)	(14.4)

Cash flows from operating activities	55.4	60.0

Cash flows from investing activities
Capital expenditures	(142.3)	(123.9)
Allowance for funds used during construction	—	1.0
Net proceeds from sales of business/assets	154.9	141.4
Cash paid on disposition of business	(31.8)	—
Net cash reduction from deconsolidation	—	(22.8)
Restricted cash	28.0	(9.3)
Distributions from unconsolidated affiliates	0.1	43.9
Other non-current investments	4.2	12.8

Cash flows from investing activities	13.1	43.1

Cash flows from financing activities
Dividends	(78.7)	(71.5)
Common stock	190.9	6.5
Proceeds from long-term debt	298.9	—
Repayment of long-term debt	(388.5)	(86.5)
Minority interest	47.4	43.5
Net decrease in short-term debt	(45.0)	(7.5)
Equity contract adjustment payments	(2.0)	(10.2)

Cash flows from (used in) financing activities	23.0	(125.7)

Net increase (decrease) in cash and cash equivalents	91.5	(22.6)
Cash and cash equivalents at beginning of period	96.7	108.2

Cash and cash equivalents at end of period	$188.2	$85.6

The accompanying notes are an integral part of the consolidated financial statements.

TECO ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

The significant accounting policies for both utility and diversified operations include:

Principles of Consolidation

The consolidated financial statements include the accounts of TECO Energy, Inc. and its majority-owned and controlled subsidiaries, and the accounts of variable interest entities for which it is the primary beneficiary (TECO Energy or the company). All significant inter-company balances and inter-company transactions have been eliminated in consolidation. The equity method of accounting is used to account for the majority-owned and wholly-owned investments in the subsidiaries that hold interests in the San Jose and Alborada power stations in Guatemala and the funding companies involved in the issuance of trust preferred securities since TECO Energy or affiliates are not the primary beneficiary of these variable interest entities.

The use of estimates is inherent in the preparation of financial statements in accordance with generally accepted accounting principles (GAAP). Actual results could differ from these estimates.

Segment Reporting

During the first quarter of 2005, as part of its continued focus on core utility and profitable unregulated operations, the company revised internal reporting information used for decision making purposes. With this change, management began to view the results and performance of TECO Guatemala, Inc. (TECO Guatemala) (formerly TWG Non-Merchant, Inc.), as a separate segment comprised of all Guatemalan operations. TECO Guatemala includes the equity investments in the San José and Alborada power plants, the equity investment in the Guatemalan distribution company, EEGSA, and the TECO Guatemala parent company. Results for TECO Guatemala were previously reported in the Other Unregulated segment. Following the sales of the larger energy services businesses, which were previously reported in the Other Unregulated segment, the remaining small operations of TECO Solutions are now reported within “Other & Eliminations.” Prior period segment results have been restated to reflect the revised segment structure (see Note 12).

Revenues and Fuel Costs

As of Jun. 30, 2005 and Dec. 31, 2004, unbilled revenues of $50.7 million and $46.3 million, respectively, are included in the “Receivables” line item on the balance sheet.

Purchased Power

Tampa Electric purchases power on a regular basis to meet the needs of its customers. Tampa Electric purchased power from entities not affiliated with TECO Energy at a cost of $44.9 million and $85.8 million, respectively, for the three months and six months ended Jun. 30, 2005, compared to $53.0 million and $82.1 million, respectively, for the three months and six months ended Jun. 30, 2004. Prudently incurred purchased power costs at Tampa Electric are recoverable through Florida Public Service Commission (FPSC)-approved cost recovery clauses.

Accounting for Franchise Fees and Gross Receipts

The regulated utilities (Tampa Electric and Peoples Gas System (PGS)) are allowed to recover from customers certain costs incurred through prices approved by the FPSC. The amounts included in customers’ bills for franchise fees and gross receipts taxes are included as revenues on the Consolidated Statements of Income. These amounts totaled $20.6 million and $41.3 million, respectively, for the three months and six months ended Jun. 30, 2005, compared to $20.5 million and $41.3 million, respectively, for the three months and six months ended Jun. 30, 2004. Franchise fees and gross receipt taxes payable by the regulated utilities are included as an expense on the Consolidated Statements of Income in “Taxes, other than income.” These totaled $20.5 million and $41.1 million, respectively, for the three months and six months ended Jun. 30, 2005, compared to $20.5 million and $41.2 million, respectively, for the three months and six months ended Jun. 30, 2004.

Stock-Based Compensation

TECO Energy has adopted the disclosure-only provisions of FAS 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123, but applies Accounting Principles Board Opinion No. (APB) 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock-based compensation plans. Stock options are granted with an option price greater than or equal to the fair value on the grant date, therefore, no compensation expense has been recognized for stock options granted under the company’s stock-based compensation plans. If the company had elected to recognize compensation expense for stock options based on the fair value at grant date, consistent with the method prescribed by Financial Accounting Standard Board (FASB) Statement No. 123 (FAS 123), Accounting for Stock-Based Compensation, net income and earnings per share would have been reduced to the pro forma amounts as follows. These pro forma amounts were determined using the Black-Scholes valuation model with weighted average assumptions as follows:

Pro Forma Stock-Based Compensation Expense

	Three months ended Jun. 30,		Six months ended Jun. 30,
(millions, except per share amounts)	2005	2004	2005	2004
Net income (loss) from continuing operations
As reported	$12.4	$(81.9)	$63.9	$(50.2)
Add: Unearned compensation expense (1)	1.8	(0.2)	2.3	0.4
Less: Pro forma expense (2)	2.6	0.8	4.0	2.3

Pro forma	$11.6	$(82.9)	$62.2	$(52.1)

Net income (loss)
As reported	$95.2	$(108.2)	$127.9	$(105.7)
Add: Unearned compensation expense (1)	1.8	(0.2)	2.3	0.4
Less: Pro forma expense (2)	2.6	0.8	4.0	2.3

Pro forma	$94.4	$(109.2)	$126.2	$(107.6)

Net income from continuing operations – EPS, basic
As reported	$0.06	$(0.43)	$0.31	$(0.27)
Pro forma	$0.06	$(0.44)	$0.30	$(0.28)
Net income from continuing operations – EPS, diluted
As reported	$0.04	$(0.43)	$0.29	$(0.27)
Pro forma	$0.04	$(0.44)	$0.28	$(0.28)
Net income – EPS, basic
As reported	$0.46	$(0.57)	$0.62	$(0.56)
Pro forma	$0.45	$(0.58)	$0.61	$(0.57)
Net income – EPS, diluted
As reported	$0.44	$(0.57)	$0.60	$(0.56)
Pro forma	$0.43	$(0.58)	$0.59	$(0.57)

Assumptions
Risk-free interest rate	4.02%	4.04%	4.02%	4.04%
Expected lives (in years)	7	7	7	7
Expected stock volatility	34.38%	34.09%	34.38%	34.09%
Dividend yield	4.69%	5.63%	4.69%	5.63%

(1)	Unearned compensation expense reflects the compensation expense of restricted stock awards, after-tax.
(2)	Compensation expense for stock options determined under the fair-value based method, after-tax, plus compensation expense associated with restricted stock awards, after-tax.

Reclassifications

Certain prior year amounts were reclassified to conform to the current year presentation. Results for all prior periods have been reclassified from continuing operations to discontinued operations, as appropriate, for each of the entities as discussed in Note 15.

2. New Accounting Pronouncements

Stock-Based Compensation

The effective date of FAS 123 (revised 2004), Share-Based Payment, was deferred to Jan. 1, 2006 by the Securities and Exchange Commission (SEC). The revision to FAS 123 will require financial statement cost recognition for certain share-based payment transactions that are made after the effective date in return for goods and services. Additionally, the revision will require financial statement cost recognition for certain share-based payment transactions that have been made prior to the effective date but for which the requisite service is provided after the effective date. The company continues to evaluate the impact of implementing the revision to FAS 123 (see Note 1 for an approximation of the impact of implementing the revised statement).

Asset Retirement Obligations

FASB Interpretation No. (FIN) 47, Accounting for Conditional Asset Retirement Obligation, an Interpretation of FASB Statement No. 143, was issued in March 2005 and becomes effective for fiscal years ending after Dec. 15, 2005. FIN 47 clarifies the term “conditional asset retirement obligation” as a legal obligation to perform an asset retirement activity in which the timing and method of settlement are conditional on a future event that may or may not be within the control of the entity, and clarifies when an entity has sufficient information to reasonably estimate the fair value of an asset retirement obligation. The company continues to evaluate the impact of implementing FIN 47.

Accounting Changes and Error Corrections

FASB Statement No. 154, Accounting Changes and Error Corrections, was issued in May 2005 and becomes effective for accounting changes and corrections of errors made in fiscal years beginning after Dec. 15, 2005. FAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, redefines the term “restatement” as the revising of previously issued financial statements to reflect the correction of an error, requires that retrospective application of a change in accounting principle be limited to the direct effects of the change, and requires that a change in depreciation, amortization or depletion method for long-lived nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. This statement is not expected to materially impact the company.

3. Regulatory

Cost Recovery – Tampa Electric

Tampa Electric recovers the cost of fuel, purchased power, eligible environmental expenditures, and conservation through cost recovery clauses that are adjusted on an annual basis. As part of the regulatory process, it is reasonably likely that third parties may intervene in various matters related to fuel, purchased power, environmental and conservation cost recovery. The company is unable to predict the timing, nature or impact of such future actions.

Regulatory Assets and Liabilities

Tampa Electric and PGS maintain their accounts in accordance with recognized policies of the FPSC. In addition, Tampa Electric maintains its accounts in accordance with recognized policies prescribed or permitted by the Federal Energy Regulatory Commission (FERC). These policies conform with GAAP in all material respects.

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

Tampa Electric Storm Restoration Costs

On Apr. 1, 2005, Tampa Electric, the Office of Public Counsel, and the Florida Industrial Power Users Group executed and filed with the FPSC a stipulation regarding the treatment of Tampa Electric’s 2004 hurricane restoration costs. The cumulative restoration costs of approximately $75 million exceeded by $32 million the company’s property insurance reserve account (storm reserve) as of August 2004 (prior to the first hurricane in 2004). In the stipulation, Tampa Electric agreed to charge $39 million of hurricane restoration costs as capital charges to “Plant In-Service” (rate base) rather than seek a customer surcharge to cover the storm reserve deficit. With this adjustment and additional normal accruals, the storm reserve had a positive balance of approximately $10 million going into this year’s hurricane season in June 2005. Additionally, Tampa Electric agreed not to seek an increase in base rates that would become effective prior to Jan. 1, 2007, except to recover any future storm restoration costs in excess of the accrued storm reserve. The agreement was approved by the FPSC in May 2005. Details of the regulatory assets and liabilities as of Jun. 30, 2005 and Dec. 31, 2004 are presented in the following table:

Regulatory Assets and Liabilities

(millions)	Jun. 30, 2005	Dec. 31, 2004
Regulatory assets:
Regulatory tax asset (1)	$64.5	$57.6
Other:
Cost recovery clauses	57.6	48.2
Deferred bond refinancing costs (2)	30.6	32.5
Environmental remediation	16.9	16.9
Competitive rate adjustment	5.5	6.1
Transmission and distribution storm reserve	—	28.0
Other	3.2	11.6

	113.8	143.3

Total regulatory assets	$178.3	$200.9

Regulatory liabilities:
Regulatory tax liability (1)	$25.0	$29.5
Other:
Deferred allowance auction credits	3.4	2.3
Recovery clause related	6.4	8.7
Environmental remediation	16.9	16.9
Transmission and distribution storm reserve	9.9	—
Deferred gain on property sales (3)	3.9	1.7
Accumulated reserve – cost of removal	494.8	479.9
Derivative liability	15.1	—
Other	0.6	—

	551.0	509.5

Total regulatory liabilities	$576.0	$539.0

(1)	Related primarily to plant life. Includes $13.8 million and $14.6 million of excess deferred taxes as of Jun. 30, 2005 and Dec. 31, 2004, respectively.
(2)	Amortized over the term of the related debt instrument.
(3)	Amortized over a 5-year period with various ending dates.

4. Income Tax Expense

During the six months ended Jun. 30, 2005 and Jun. 30, 2004, the company experienced a number of events that have impacted the overall effective tax rate on continuing operations. These events included permanent reinvestment of foreign income under Accounting Principles Board Opinion No. 23, Accounting for Taxes – Special Areas, (APB 23), adjustment of deferred tax assets for the effect of an enacted change in state rates, repatriation of foreign source income to the United States and reduction of income tax expense under the new “tonnage tax” regime.

On Oct. 22, 2004, the President signed the American Jobs Creation Act of 2004 (the Act). The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividend-received deduction for certain dividends from controlled foreign corporations. The company elected to apply the relevant provisions of the Act with respect to its 2005 cash dividends. For the six months ended Jun. 30, 2005, the company repatriated $9 million.

Code Section 248 of the Act also introduced a new “tonnage tax,” which allows corporations to elect to exclude from gross income certain income from activities connected with the operation of a U.S. flag vessel in U.S. foreign trade and become subject to a tax imposed on the per-ton weight of the qualified vessel instead. The company elected to apply Code Section 248 for qualified vessels in 2005.

5. Employee Postretirement Benefits

Included in the table below is the periodic expense for pension and other postretirement benefits offered by the company. No significant changes have been made to these benefit plans since Dec. 31, 2003. On May 19, 2004, the FASB issued FSP 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, (the Act), which supersedes FSP 106-1 and was effective for the period beginning Jul. 1, 2004 for the company.

Pension Expense (Benefit)

(millions)	Pension Benefits		Other Postretirement Benefits
	2005	2004	2005	2004
Three months ended Jun. 30,

Components of net periodic benefit expense
Service cost (benefits earned during the period)	$4.1	$4.2	$1.7	$1.2
Interest cost on projected benefit obligations	8.2	8.2	2.8	3.0
Expected return on assets	(9.3)	(9.8)	—	—
Amortization of:
Transition (asset) obligation	—	(0.3)	0.7	0.7
Prior service (benefit) cost	(0.2)	(0.1)	0.7	0.5
Actuarial loss	1.0	0.7	—	0.4

Pension expense	3.8	2.9	5.9	5.8
Settlement	1.4	—	—	—

Net pension expense recognized in the TECO Energy Consolidated Statements of Income	$5.2	$2.9	$5.9	$5.8

Six months ended Jun. 30,

Components of net periodic benefit expense
Service cost (benefits earned during the period)	$8.1	$8.5	$3.3	$2.4
Interest cost on projected benefit obligations	16.4	16.5	5.6	6.0
Expected return on assets	(18.6)	(19.6)	—	—
Amortization of:
Transition (asset) obligation	(0.1)	(0.6)	1.4	1.4
Prior service (benefit) cost	(0.3)	(0.3)	1.5	1.0
Actuarial loss	2.1	1.4	—	0.8

Pension expense	7.6	5.9	11.8	11.6
Settlement	1.4	3.2	—	—
Additional amounts recognized	—	0.3	—	—

Net pension expense recognized in the
TECO Energy Consolidated Statements of Income	$9.0	$9.4	$11.8	$11.6

For the fiscal 2005 plan year, TECO Energy assumed an expected long-term return on plan assets of 8.75% and a discount rate of 6.00% at its Sep. 30, 2004 measurement date. During 2005, the company will contribute approximately $17.3 million to the pension plans. This contribution will be made on or before Sep. 15, 2005.

6. Short-Term Debt

At Jun. 30, 2005 and Dec. 31, 2004, the following credit facilities and related borrowings existed:

Credit Facilities

	Jun. 30, 2005			Dec. 31, 2004
(millions)	Credit Facilities	Borrowings Outstanding (1)	Letters of Credit Outstanding	Credit Facilities	Borrowings Outstanding (1)	Letters of Credit Outstanding
Tampa Electric Company:
3-year facility	$150.0	$10.0	$—	$150.0	$115.0	$—
3-year facility	125.0	—	—	125.0	—	—
1-year accounts receivable facility	150.0	60.0	—	—	—	—
TECO Energy:
3-year facility	200.0	—	27.6	200.0	—	27.4

Total	$625.0	$70.0	$27.6	$475.0	$115.0	$27.4

(1)	Borrowings outstanding are reported as notes payable.

These credit facilities require commitment fees ranging from 17.5 to 50.0 basis points. The weighted-average interest rate on outstanding notes payable at Jun. 30, 2005 and Dec. 31, 2004 was 3.20% and 3.32%, respectively.

Tampa Electric Company Accounts Receivable Facility

In January 2005, Tampa Electric Company and TEC Receivables Corp (TRC), a wholly-owned subsidiary of Tampa Electric Company, entered into a $150 million accounts receivable securitized borrowing facility. The assets of TRC are not intended to be generally available to the creditors of Tampa Electric Company. Under the Purchase and Contribution Agreement entered into in connection with that facility, Tampa Electric Company sells and/or contributes to TRC all of its receivables for the sale of electricity or gas to its retail customers and related rights (the Receivables), with the exception of certain excluded receivables and related rights defined in the agreement, and assigns to TRC the deposit accounts into which the proceeds of such Receivables are paid. The Receivables are sold by Tampa Electric Company to TRC at a discount. Under the Loan and Servicing Agreement among Tampa Electric Company as Servicer, TRC as Borrower, certain lenders named therein and Citicorp North America, Inc. as Program Agent, TRC may borrow up to $150 million to fund its acquisition of the Receivables under the Purchase Agreement. TRC has secured such borrowings with a pledge of all of its assets including the Receivables and deposit accounts assigned to it. Tampa Electric Company acts as Servicer to service the collection of the Receivables. TRC pays program and liquidity fees based on Tampa Electric Company’s credit ratings. The receivables and the debt of TRC are included in the consolidated financial statements of Tampa Electric Company.

7. Long-Term Debt

On May 26, 2005, TECO Energy completed an institutional private placement of $200 million aggregate principal amount of 6.75% Notes due 2015, which produced net proceeds to the company of approximately $198.2 million. The company may redeem all or any part of the 6.75% Notes at its option at any time and from time to time at a redemption price equal to the sum of (i) accrued and unpaid interest to the redemption date on the principal amount of the 6.75% Notes to be redeemed, plus (ii) the greater of (A) 100% of the principal amount of the 6.75% Notes to be redeemed or (B) the net present value of the remaining payments of principal and interest on the 6.75% Notes to be redeemed, discounted at an applicable treasury rate (as defined in the applicable indenture), plus 50 basis points.

Also on that date, as part of TECO Energy’s debt redemption and refinancing plan, TECO Energy called for redemption all $380 million aggregate principal amount of its 10.5% Notes due 2007. The company completed the redemption on Jun. 27, 2005 utilizing the proceeds from the 6.75% Note placement and available cash on hand at a redemption price of 114.3% of the principal amount plus unpaid and accrued interest to the date of redemption. The total aggregate redemption price was approximately $437.2 million, including approximately $2.9 million of accrued interest. The company recorded pretax debt-extinguishment charges in the second quarter totaling $71.5 million ($45.0 million after tax), consisting of the $54.4 million make-whole cash premium paid in the redemption and a $17.1 million non-cash charge for unamortized discount and debt issuance fees.

On Jun. 7, 2005, TECO Energy completed an institutional private placement of $100 million aggregate principal amount of Floating Rate Notes due 2010, which resulted in net proceeds to the company of approximately $99.1 million. The Floating Rate Notes mature on May 1, 2010 and bear interest at a rate equal to LIBOR, as defined in the applicable indenture, plus 2.0% per annum. The company may redeem all or any part of Floating Rate Notes at its option at any time before May 1, 2007, at a redemption price equal to the sum of (i) accrued and unpaid interest to the redemption date on the principal amount of the Floating Rate Notes to be redeemed, plus (ii) the greater of (A) 100% of the principal amount of the Floating Rate Notes to be redeemed, or (B) the net present value of the remaining payments of principal and interest on the Floating Rate Notes to be redeemed, discounted at an applicable treasury rate (as defined in the applicable indenture), plus 50 basis points. The company may also redeem the Floating Rate Notes, in whole or in part, at any time on or after May 1, 2007 at a redemption price equal to 100% of the principal amount plus a premium declining ratably to par, plus accrued and unpaid interest.

Junior Subordinated Notes

Effective Jan. 1, 2004, TECO Energy adopted FIN 46R, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. As a result, the company preferred securities that were issued by the funding companies established to issue the securities were no longer recognized as a result of the deconsolidation of the funding companies. As described below, the company issued junior subordinated notes to the funding companies in connection with the issuance of the trust preferred securities. The company has reflected the junior subordinated notes and the equity investment in the funding companies on the balance sheet.

Capital Trust I

In December 2000, TECO Capital Trust I, a trust established for the sole purpose of issuing Trust Preferred Securities (TRuPS) and purchasing company preferred securities, issued 8 million shares of $25 par, 8.5% TRuPS, due 2041, with an aggregate liquidation value of $200 million. Each TRuPS represents an undivided beneficial interest in the assets of the Trust. The TRuPS represents an undivided beneficial interest in a corresponding amount of the TECO Energy 8.5% junior subordinated notes due 2041. Distributions are payable quarterly in arrears on Jan. 31, Apr. 30, Jul. 31, and Oct. 31 of each year. Distributions were $4.3 million and $8.5 million for the three months and six months ended Jun. 30, 2005, compared to $4.3 million and $8.5 million for the three months and six months ended Jun. 30, 2004. These distributions were reflected in interest expense.

The $206.2 million junior subordinated notes outstanding at Jun. 30, 2005, including $6.2 million held by TECO Energy parent, may be redeemed at the option of TECO Energy at any time on or after Dec. 20, 2005 at 100% of their principal amount plus accrued interest through the redemption date. Upon any liquidation of the company preferred securities, holders of the TRuPS would be entitled to the liquidation preference of $25 per share plus all accrued and unpaid dividends through the date of redemption.

Capital Trust II

In January 2002, TECO Energy sold 17.965 million adjustable conversion-rate equity security units in the form of 9.5% equity security units at $25 per unit resulting in $436 million of net proceeds. The holders of these contracts were entitled to quarterly contract adjustment payments at the annualized rate of 4.39% of the stated amount of $25 per year through and including Jan. 15, 2005. In August 2004, the company exchanged approximately 10.227 million common shares and $14.9 million in cash for 10.756 million units through an early settlement offer. After the acceptance of the early settlement offer, approximately 7.209 million units remained outstanding. In October 2004, $162.7 million of TECO Capital Trust II trust preferred securities out of a total $180.2 million aggregate stated liquidation amount of such trust preferred securities outstanding were remarketed. At the closing of the remarketing on Oct. 15, 2004, the company purchased $122.7 million aggregate stated liquidation amount of the trust preferred securities that were remarketed. The remaining trust preferred securities of this series represents an undivided beneficial interest in a corresponding amount of TECO Energy 5.934% junior subordinated notes due 2007. Junior subordinated notes totaling $71.5 million remain outstanding at Jun. 30, 2005, including $14 million held by TECO Energy parent. In connection with the remarketing, the distribution rate on the trust preferred securities was reset to a coupon rate of 5.934% per annum, payable quarterly, effective on and after Oct. 16, 2004. Distributions were $0.9 million and $1.7 million, respectively, for the three months and six months ended Jun. 30, 2005, and were $5.8 million and $11.5 million, respectively, for the three months and six months ended Jun. 30, 2004.

On Jan. 14, 2005, the final settlement rate for TECO Energy’s remaining outstanding 7,208,927 equity security units (units) that were not tendered in the early settlement offer completed in August 2004 was set based on the average trading price of TECO Energy common stock from the 20 consecutive trading days ending Jan. 12, 2005, as required under the terms of the units. On Jan. 18, 2005, each holder of the TECO Energy units purchased from TECO Energy 0.9509 shares of TECO Energy common stock per unit for $25 per share. The cash for the unit holders’ purchase obligation was satisfied from the proceeds received upon the maturity of a portfolio of U.S. Treasury securities acquired in connection with the October 2004 remarketing of the trust preferred securities of TECO Capital Trust II.

8. Common Stock

TECO Energy issued 6.85 million shares of common stock on Jan. 18, 2005, as part of the final settlement for the remaining outstanding equity security units outstanding under the TECO Capital Trust II securities, receiving approximately $180 million of proceeds from the settlement (see Note 7).

9. Other Comprehensive Income

TECO Energy reported the following other comprehensive income (loss) (OCI) for the three months ended Jun. 30, 2005 and 2004, related to changes in the fair value of cash flow hedges:

Other Comprehensive Income (Loss)

(millions)	Three months ended Jun. 30,			Six months ended Jun. 30,
	Gross	Tax	Net	Gross	Tax	Net
2005
Unrealized (loss) gain on cash flow hedges	$(0.1)	$—	$(0.1)	$6.0	$3.2	$2.8
Less: Gain reclassified to net income	(0.5)	(0.2)	(0.3)	(3.6)	(1.3)	(2.3)

(Loss) gain on cash flow hedges	(0.6)	(0.2)	(0.4)	2.4	1.9	0.5

Total other comprehensive (loss) income	$(0.6)	$(0.2)	$(0.4)	$2.4	$1.9	$0.5

2004
Unrealized loss on cash flow hedges	$(9.0)	$(3.9)	$(5.1)	$(17.6)	$(6.1)	$(11.5)
Less: Loss reclassified to net income	18.4	6.4	12.0	23.4	8.5	14.9

Gain on cash flow hedges	9.4	2.5	6.9	5.8	2.4	3.4

Total other comprehensive income	$9.4	$2.5	$6.9	$5.8	$2.4	$3.4

Accumulated Other Comprehensive Income (Loss)

(millions)	Jun. 30, 2005	Dec. 31, 2004
Minimum pension liability adjustment (1)	$(44.3)	$(44.3)
Net unrealized gains (losses) from cash flow hedges (2)	1.0	0.5

Total accumulated other comprehensive income	$(43.3)	$(43.8)

(1)	Net of tax benefit of $27.9 million as of Jun. 30, 2005 and Dec. 31, 2004.
(2)	Net of tax provision (benefit) of $0.6 million and ($1.3) million, as of Jun. 30, 2005 and Dec. 31, 2004, respectively.

10. Earnings Per Share

For the three months and six months ended Jun. 30, 2005, stock options for 5.5 million shares were excluded from the computation of diluted earnings per share due to their antidilutive effect compared to 10.7 million shares for the same periods in 2004. Additionally, 14.9 million common shares issuable under the purchase contract associated with the equity security units were also excluded from the computation of diluted earnings per share for the three months and six months ended Jun. 30, 2004, due to their antidilutive effect.

(millions, except per share amounts)	Three months ended Jun. 30,		Six months ended Jun. 30,
	2005	2004	2005	2004
Numerator
Net income from continuing operations, basic	$12.4	$(81.9)	$63.9	$(50.2)
Effect of contingent performance shares	(4.1)	—	(4.1)	—

Net income from continuing operations, diluted	8.3	(81.9)	59.8	(50.2)
Discontinued operations, net of tax	82.8	(26.3)	64.0	(55.5)

Net income, diluted	$91.1	$(108.2)	$123.8	$(105.7)

Average number of shares outstanding – basic	206.7	188.3	205.5	188.2
Plus: Incremental shares for unvested restricted stock and assumed conversions: Stock options at end of period, unvested unrestricted stock and contingent performance shares	5.9	—	5.7	—
Less: Treasury shares which could be purchased	(3.7)	—	(3.8)	—

Average number of shares outstanding - diluted	208.9	188.3	207.4	188.2

Earnings per share from continuing operations
Basic	$0.06	$(0.43)	$0.31	$(0.27)
Diluted	$0.04	$(0.43)	$0.29	$(0.27)
Earnings per share from discontinued operations, net
Basic	$0.40	$(0.14)	$0.31	$(0.29)
Diluted	$0.40	$(0.14)	$0.31	$(0.29)
Earnings per share
Basic	$0.46	$(0.57)	$0.62	$(0.56)
Diluted	$0.44	$(0.57)	$0.60	$(0.56)

11. Commitments and Contingencies

Capital Expenditures

TECO Energy has made certain commitments in connection with its continuing capital expenditure program. At Jun. 30, 2005, the estimated capital expenditures for the full year 2005 are approximately $305 million, and are summarized below. These estimated expenditures are expected to be offset by proceeds from asset and business sales of approximately $259.6 million, including the sale of membership interests in TECO Coal synfuel assets of approximately $116 million and the sale of TWG Merchant’s interests in Commonwealth Chesapeake Company, LLC (CCC) of $88.5 million and TPS Dell, LLC of $75 million, partially offset by the $31.8 million payment in connection with the transfer of ownership of the Union and Gila River project companies (see Note 15).

Forecasted Full-Year Capital Investments

(millions)	Estimated 2005
Tampa Electric	$(214.5)
Peoples Gas	(40.0)
TECO Coal	(23.7)
TECO Transport	(19.5)
Other	(7.3)

Total capital expenditures	(305.0)
Proceeds from asset sales	259.6
Other investments and restricted cash	33.8

Cash flow from investing activities	$11.6

Legal Contingencies

Grupo Litigation

In March 2001, TECO Wholesale Generation, Inc. (TWG) (under its former name of TECO Power Services Corporation) was served with a lawsuit in the Circuit Court for Hillsborough County by a Tampa-based firm named Grupo Interamerica, LLC (Grupo) in connection with a potential investment in a power project in Colombia in 1996. Grupo alleged, among other things, that TWG breached an oral contract with Grupo. The trial court granted TWG’s motions for summary judgment on Oct. 18, 2004, and the plaintiffs appealed. Oral argument in the case has been scheduled for Sept. 13, 2005, and the company expects that the appellate court would render a decision by the end of 2005.

On Aug. 30, 2004, a Colombian trade union, Sindicato de Trabajadores de la Electricidad de Colombia (the Union), which was to be the owner/lessor of the power plant if the transaction had been consummated, filed a demand for arbitration in Colombia pursuant to provisions of a confidentiality and exclusivity agreement (the confidentiality agreement) between the Union and an indirect subsidiary of TWG, TPS International Power, Inc. (TPSIP), alleging breach of contract and seeking damages of approximately $50 million. TECO Energy, Inc. and TWG also were named, although those companies were not parties to the confidentiality agreement. Grupo is funding this arbitration pursuant to a contract under which Grupo would share in any recovery 75% to Grupo and 25% to the Union. The parties’ arbitrators have been selected by the parties. TPSIP has filed a counterclaim seeking to limit the payment to the amount of recovery, if any, that will go to the Union to the 25% it has agreed to under its arrangement with Grupo under a Colombian statute that addresses the assignment of litigious rights. The Colombian statute only allows recovery by the aggrieved party (the Union in this case) and reimbursement by Grupo of the costs of the Union’s recovery. On Apr. 26, 2005 the arbitration panel in Colombia convened and took the following actions: dismissed TECO Energy and TWG for lack of jurisdiction; accepted TPSIP’s counterclaim; and established the arbitrator’s fees at $0.7 million, which have all been paid by Grupo. Grupo and the Union have restated their claim and filed the agreement between them, which in addition to the allocation of the proceeds of recovery 75% to Grupo and 25% to the Union, further requires that Grupo pay the Union $10 million if a proceeding had not been filed in Colombia by a date certain. Discovery has not begun but consists of paper filings. The company expects that TPSIP and Grupo will engage experts on the subject of damages. This proceeding may take 18 to 24 months.

Tampa Electric Transmission Litigation

As previously reported, three lawsuits had been filed in the Circuit Court in Hillsborough County against Tampa Electric in connection with the location of transmission structures and upgrades to a substation in certain residential areas by residents in the areas surrounding the structures and substation. In April 2005, a fourth lawsuit by another group of residents who live in the vicinity of large transmission lines was filed in the Circuit Court in Hillsborough County and has been consolidated with the Jorissen case, one of the previously filed lawsuits. The high-voltage power lines are needed by Tampa Electric to move electricity from its power generating facilities in the eastern part of its service territory to the northwest part of its service territory where significant population growth has been experienced. The design provided a loop in order to enhance reliability for the benefit of customers. The resident plaintiffs are seeking to remove the poles or to receive monetary damages.

The plaintiffs were seeking class action status, which was denied. The three cases are pending before two separate judges. Summary judgment denying injunctive relief (non-monetary relief) has been granted in one of the cases and motions for summary judgment in the other two cases (Shaw and Jorissen), which were consolidated, were denied by Judge Isom who has now moved to another division. The cases are presently scheduled for trial in September 2005, but Tampa Electric believes that they will be transferred to the large case docket and scheduled for a later date. Recently, the two consolidated cases have been severed, and Tampa Electric has filed new motions for partial summary judgment on injunctive relief in both of the cases raising issues that have not yet been before the court. The motion for partial summary judgment in the Jorissen case was argued on Aug. 4, 2005, and the Court took it under advisement to rule at a later date. On Aug. 3, 2005, the Court denied the Shaw plaintiffs’ motion to amend their complaint to add punitive damages. The company continues to defend these cases vigorously and to evaluate its alternatives with respect to these various lawsuits.

Securities Class Action Lawsuits & Related SEC Inquiry

A number of securities class action lawsuits were filed in August, September and October 2004 against the company and certain current and former officers (the defendants) by purchasers of TECO Energy securities. These suits, which were filed in the U.S. District Court for the Middle District of Florida, allege disclosure violations under the Securities Exchange Act of 1934. These actions were consolidated, and, on Feb. 1, 2005, the Court entered its order appointing (i) the “TECO Lead Plaintiff Group,” comprised of NECA-IBEW Pension Fund (The Decatur Plan), Monroe County Employees Retirement System, John Marder and Charles Korpak, as the Lead Plaintiff for the Class and (ii) the law firm of Lerach Coughlin Stoia Geller Rudman & Robbins LLP as Lead Counsel. The plaintiffs filed their Consolidated Class Action Complaint for Securities Fraud on May 3, 2005. The consolidated complaint maintains the same class period, Oct. 30, 2001 to Feb. 4, 2003, and the same parties as those contained in the original complaint. The nature of the claims, which relate to the adequacy of the company’s disclosures and financial reporting, also remains the same. The defendants filed their motion to dismiss on Jul. 25, 2005, and the plaintiffs have 60 days to file a response. The motion would then be before the Court for a decision, which could be made based on the papers or after a hearing, if scheduled, at the Court’s discretion. The company intends to defend the litigation vigorously. In addition, in connection with the previously disclosed SEC informal inquiry resulting from a letter from the non-equity member in CCC raising issues related to the arbitration proceeding involving that project, the SEC has requested additional information primarily relating to the allegations made in these securities class action lawsuits focusing on various merchant plant investments and related matters. The company is cooperating and has provided significant information on an agreed schedule and pursuant to an agreed process.

Other issues

The company cannot predict the ultimate resolution of any of these matters, including the class action litigation, the Tampa Electric transmission litigation, and the Grupo-related proceedings, at this time, and there can be no assurance that any such matters will not have a material adverse impact on TECO Energy’s financial condition or results of operations.

From time to time TECO Energy and its subsidiaries are involved in various other legal, tax and regulatory proceedings before various courts, regulatory commissions and governmental agencies in the ordinary course of its business. Where appropriate, accruals are made in accordance with FAS 5, Accounting for Contingencies, to provide for matters that are probable of resulting in an estimable, material loss. While the outcome of such proceedings is uncertain, management believes that the ultimate resolution of these pending matters will not have a material adverse effect on the company’s results of operations or financial condition.

Superfund and Former Manufactured Gas Plant Sites

Tampa Electric Company, through its Tampa Electric and Peoples Gas divisions, is a potentially responsible party (PRP) for certain superfund sites and, through its Peoples Gas division, for certain former manufactured gas plant sites. While the joint and several liability associated with these sites presents the potential for significant response costs, as of Jun. 30, 2005, Tampa Electric Company has estimated its ultimate financial liability to be approximately $17 million (of which only $0.1 million is attributable to superfund liability), and this amount has been accrued in the company’s financial statements. The environmental remediation costs associated with these sites, which are expected to be paid over many years, are not expected to have a significant impact on customer prices.

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

Allocation of the responsibility for remediation costs among Tampa Electric Company and other PRPs is based on each party’s relative ownership interest in or usage of a site. Accordingly, Tampa Electric Company’s share of remediation costs varies with each site. In virtually all instances where other PRPs are involved, those PRPs are considered creditworthy.

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

Guarantees and Letters of Credit

A summary of the face amount or maximum theoretical obligation under TECO Energy’s letters of credit and guarantees as of Jun. 30, 2005 are as follows:

Letters of Credit and Guarantees

Letters of Credit and Guarantees for the Benefit of (millions)	2005	2006	2007-2009	After 2009	Total	Liabilities Recognized at Jun. 30, 2005
Tampa Electric
Letters of credit	$—	$—	$—	$2.4	$2.4	$—
Guarantees:
Fuel purchase/energy management (1)(2)	—	—	—	20.0	20.0	2.4

	—	—	—	22.4	22.4	2.4

TECO Transport
Letters of credit	—	—	—	2.4	2.4	—

TECO Coal
Letters of credit	—	—	—	20.0	20.0	—
Guarantees: Fuel purchase related (2)	10.0	—	—	1.4	11.4	2.6

	10.0	—	—	21.4	31.4	2.6

TECO Guatemala
Letters of credit	—	4.9	—	—	4.9	—

TWG Merchant
Guarantees:
Risk management related (3)	74.2	—	—	—	74.2	—

Other subsidiaries
Guarantees:
Fuel purchase/energy management (1)(2)	—	—	—	2.7	2.7	—

Total	$84.2	$4.9	$—	$48.9	$138.0	$5.0

(1)	These guarantees renew annually and are shown on the basis that they will continue to renew beyond 2009.
(2)	The amounts shown are the maximum theoretical amount guaranteed under current agreements. Liabilities recognized represent the associated obligation of TECO Energy under these agreements at Jun. 30, 2005. The obligations under these letters of credit and guarantees include net accounts payable and net derivative liabilities.
(3)	These represent guarantees of agreements between TECO Energy Source and various counterparties, primarily financial institutions, to enable the execution of transactions for hedging activities on behalf of TECO Energy, TECO Transport and TECO Coal.

Financial Covenants

In order to utilize their respective bank credit facilities, TECO Energy and Tampa Electric must meet certain financial tests as defined in the applicable agreements. In addition, TECO Energy, Tampa Electric and other operating companies have certain restrictive covenants in specific agreements and debt instruments. At Jun. 30, 2005, TECO Energy, Tampa Electric and the other operating companies are in compliance with all required financial covenants.

12. Segment Information

TECO Energy is an electric and gas utility holding company with significant diversified activities. Segments are determined based on certain qualitative and quantitative factors as required by FAS 131, Disclosures about Segments of an Enterprise and Related Information. Qualitative factors used to determine segments consider how management evaluates, measures and makes decisions with respect to the operations of the entity. The quantitative factors consider each subsidiary’s contribution of revenues, net income and total assets. All significant intercompany transactions are eliminated in the consolidated financial statements of TECO Energy, but are included in determining reportable segments.

As more fully described in Note 1, during the first quarter of 2005 the company revised internal reporting information for the purpose of evaluating, measuring and making decisions with respect to the components which previously comprised the Other Unregulated operating segment. The revised operating segment, TECO Guatemala, is comprised of all Guatemalan operations. The remaining components are now included in Other & Eliminations.

The information presented in the following table excludes all discontinued operations (see Note 15).

Segment Information (1)

(millions)	Tampa Electric	Peoples Gas	TECO Coal	TECO Transport	TECO (8) Guatemala		TWG Merchant		Other & Eliminations		TECO Energy
Three months ended Jun. 30,
2005
Revenues - external	$424.7	$113.0	$128.2	$47.1	$1.7		$0.1		$4.2		$719.0
Sales to affiliates	0.7	—	—	23.4	—		—		(24.1)		—

Total revenues	425.4	113.0	128.2	70.5	1.7		0.1		(19.9)		719.0
Depreciation	46.6	8.6	8.9	5.4	0.1		0.2		0.1		69.9
Total interest charges (2)	23.8	3.8	3.2	1.2	3.6		4.4		36.4		76.4
Internally allocated interest (2)	—	—	3.2	(0.2)	3.6		4.4		(11.0)		—
Provision (benefit) for taxes	23.1	3.8	15.3	1.9	1.3		(4.8)		(36.6)		4.0
Net income (loss) from continuing operations	$38.8	$6.0	$28.4	$5.3	$7.9		$(8.6)		$(65.4	)(3)	$12.4

2004
Revenues - external	$428.7	$105.7	$82.7	$39.3	$4.8		$1.6		$6.1		$668.9
Sales to affiliates	0.8	—	—	21.5	—		—		(22.3)		—

Total revenues	429.5	105.7	82.7	60.8	4.8		1.6		(16.2)		668.9
Depreciation	46.0	8.5	9.6	5.5	0.2		0.1		0.2		70.1
Total interest charges (2)	23.6	3.9	2.6	1.3	3.9		14.4		32.9		82.6
Internally allocated interest (2)	—	—	2.6	(0.2)	3.8		14.4		(21.0)		(0.4)
Provision (benefit) for taxes	25.5	3.7	10.1	1.0	17.1		(60.0)		(12.6)		(15.2)
Net income (loss) income from continuing operations	$41.9	$5.9	$17.7	$1.9	$(16.3	)(4)	$(113.1	)(5)	$(19.9	)(3)	$(81.9)

Six months ended Jun. 30,
2005
Revenues - external	$804.1	$255.7	$238.0	$94.1	$3.9		$0.4		$7.5		$1,403.7
Sales to affiliates	1.4	—	—	43.8	—		—		(45.2)		—

Total revenues	805.5	255.7	238.0	137.9	3.9		0.4		(37.7)		1,403.7
Depreciation	93.2	17.3	17.9	10.8	0.3		0.3		0.2		140.0
Total interest charges (2)	48.1	7.6	6.4	2.6	7.1		10.2		69.9		151.9
Internally allocated interest (2)	—	—	6.3	(0.2)	7.0		10.2		(23.3)		—
Provision (benefit) for taxes	36.5	11.8	34.4	4.2	0.9		(8.0)		(48.0)		31.8
Net income (loss) from continuing operations	$60.8	$18.8	$55.9	$9.4	$19.4		$(14.3)		$(86.1	)(3)	$63.9

2004
Revenues - external	$798.9	$223.5	$161.4	$80.1	$7.0		$3.7		$10.3		$1,284.9
Sales to affiliates	1.6	—	—	38.3	—		—		(39.9)		—

Total revenues	800.5	223.5	161.4	118.4	7.0		3.7		(29.6)		1,284.9
Depreciation	91.1	16.9	18.6	10.9	0.3		0.5		0.6		138.9
Total interest charges (2)	48.4	7.7	4.9	2.4	7.8		27.8		70.8		169.8
Internally allocated interest (2)	—	—	4.9	(0.5)	7.6		27.8		(40.9)		(1.1)
Provision (benefit) for taxes	39.2	11.7	18.3	1.5	16.9		(69.2)		(23.4)		(5.0)
Net income (loss) income from continuing operations	$65.8	$18.7	$33.1	$3.0 (6)	$(5.2	)(4)	$(128.7	)(5)	$(36.9	)(3)	$(50.2)

At Jun. 30, 2005
Goodwill	$—	$—	$—	$—	$59.4		$—		$—		$59.4
Investment in unconsolidated affiliates	—	—	—	3.2	250.5		—		20.4		274.1
Other non-current investments	—	—	—	—	—		—		8.0		8.0
Total assets	$4,237.7	$654.6	$427.9	$315.4	$375.1		$377.8		$424.3		$6,812.8

At Dec. 31, 2004
Goodwill	$—	$—	$—	$—	$59.4		$—		$—		$59.4
Investment in unconsolidated affiliates	—	—	—	3.3	239.2		—		20.5		263.0
Other non-current investments	—	—	—	—	—		—		8.0		8.0
Total assets	$4,167.3	$671.1	$413.9	$315.4	$363.6		$2,736.8	(7)	$304.3		$8,972.4

(1)	From continuing operations. All prior periods have been adjusted to reflect the reclassification of results from operations to discontinued operations for CCC and Frontera Generation Limited Partnership (Frontera) (formerly included in the TWG Merchant segment) and BCH Mechanical, Inc. (BCH) and other Energy Services operations (formerly included in the Other & Eliminations segment).

(2)	Segment net income is reported on a basis that includes internally allocated financing costs. Total interest charges include internally allocated interest costs that for 2005 and 2004 were at pretax rates of 8%, based on an average of each subsidiary’s equity and indebtedness to TECO Energy assuming a 50/50 debt/equity capital structure.
(3)	Net income for the three months and six months ended Jun. 30, 2005 includes a $45.0 million after-tax debt extinguishment charge at TECO Energy parent. The three and six months ended Jun. 30, 2004 include a $1.6 million and $12.2 million after-tax gain, respectively, on the sale of TECO Energy’s interest in its propane business. Net income for the six months ended Jun. 30, 2004 was partially offset by a $3.4 million after-tax asset impairment charge at TECO Solutions.
(4)	Net income includes a $6.7 million after-tax debt extinguishment charge, and $19.3 million of taxes on repatriated cash.
(5)	Net income includes a $98.7 million after-tax charge to write-off the TIE investment.
(6)	TECO Transport’s 2004 net income includes a $0.8 million after-tax impairment.
(7)	Includes TPGC assets classified as assets held for sale on the accompanying balance sheet that were transferred or sold in 2005 (see Note 15).
(8)	TECO Guatemala’s businesses are not consolidated and are reported on the basis of being equity investments.

13. Mergers, Acquisitions and Dispositions

Union and Gila River Project Companies

On Jun. 1, 2005, the company completed the previously announced sale and transfer of ownership of its indirect subsidiaries, Union Power Partners, L.P., Panda Gila River, L.P., Trans-Union Interstate Pipeline, L.P., and UPP Finance Co., LLC, owners of the Union and Gila River power stations in Arkansas and Arizona, respectively (collectively, the Projects) to an entity owned by the Projects’ lenders in the manner set forth in the Projects’ confirmed Joint Plan of Reorganization (the Plan). In connection with the transfer and the related release of liability, the company and its indirect subsidiaries paid an aggregate of $31.8 million, consisting of $30.0 million to the Project’s lenders as consideration for release of liability and $1.8 million as reimbursement of legal fees for two non-consenting lenders in the recently concluded Chapter 11 proceeding. The Projects reimbursed the company and its affiliates $0.4 million associated with transition services provided by the company and its affiliates. See Note 15 for additional details.

Commonwealth Chesapeake Power Station

On Apr. 19, 2005 an indirect subsidiary of TECO Energy completed the sale of its membership interests in CCC, the owner of the Commonwealth Chesapeake Power Station in Virginia, to an affiliate of Tenaska Power Fund, L.P. Proceeds from the sale were approximately $89 million after consideration for the value of working capital less transaction-related expenses. As of a result of asset impairments recorded in the fourth quarter 2004, the sale transaction resulted in a pretax gain of $0.9 million ($0.6 million after-tax) upon close. The transaction terms provided for certain ordinary and customary post-closing adjustments to working capital items, which are not expected to be material. CCC’s results are reflected in discontinued operations (see Note 15).

Dell Power Station

On Jun. 10, 2005, an indirect subsidiary of TECO Energy entered into a Purchase and Sale Agreement to sell substantially all of its assets, including the Dell Power Station, to Associated Electric Cooperative, Inc. (AECI), a Missouri electric cooperative, for $75 million. These assets are classified as assets held for sale as of Jun. 30, 2005 (see Note 15). The Dell Power Station is a partially constructed 599 megawatt, natural gas-fired, combined-cycle electric generating facility located in Dell, Arkansas. The sale is expected to close in the third quarter of 2005. The net carrying value of the Dell facility as of Jun. 30, 2005 is $51.7 million.

14. Asset Impairments

In the second quarter of 2004, as part of the expected sale of TECO Energy’s indirect ownership interest in the Texas Independent Energy (TIE) project, the company recorded a $151.9 million pretax impairment ($98.7 million after-tax). Results for the second quarter of 2004 also included the recognition of a $2.4 million pretax ($1.5 million after tax) valuation adjustment at TECO Solutions, Inc. related to a district cooling plant.

15. Discontinued Operations and Assets Held for Sale

Union and Gila River Project Companies

On Jun. 1, 2005, the company completed the sale and transfer of the Union and Gila River project companies (See Note 13). As a result of the transaction, the company recorded a non-cash, pretax gain of $117.7 million ($76.5 million after-tax), which is reflected in discontinued operations. As of December 2003, the date the company decided to exit the projects, an impairment charge was recorded to reduce the property, plant and equipment associated with the projects to fair value. Subsequent to the impairment charge, and through the May 31, 2005 effective date of the transfer to the lending group, the net equity of the projects was reduced by accumulated unfunded operating losses primarily related to unpaid accrued interest expense on the projects. As a result of the recognition of these subsequent losses, the book value of the assets was less than the book value of non-recourse project financing at the effective date of the sale and transfer to the lending group. Accordingly, the gain on the disposition represents the transfer of equity in the projects and the related non-recourse debt and other liabilities in excess of the asset value of the projects.

As an asset held for sale, the assets and liabilities that were expected to be transferred as part of the sale, as of Dec. 31, 2004, were reclassified in the balance sheet. The results from operations and the gain on sale have been reflected in discontinued operations for all periods presented. The following table provides selected components of discontinued operations for the Union and Gila River project companies.

Components of income from discontinued operations – Union and Gila River Project Companies

(millions)	Three months ended Jun. 30,		Six months ended Jun. 30,
	2005	2004	2005	2004
Revenues	$(43.8)	$159.8	$0.4	$219.1
Income (loss) from operations	18.8	(8.3)	(3.7)	(27.9)
Gain on sale before tax	117.7	—	117.7	—
Income (loss) before provision for income taxes (1)	120.9	(40.2)	90.0	(79.2)
Provision (benefit) for income taxes	37.1	(14.1)	25.6	(27.7)

Net income (loss) from discontinued operations (1)	$83.8	$(26.1)	$64.4	$(51.5)

(1)	Results for the three months and six months ended Jun. 30, 2005 exclude $22.1 million and $44.3 million, respectively, ($14.4 million and $28.8 million after-tax) of interest expense on non-recourse debt not recorded as a result of applying the provision of SOP 90-7 (see further discussion below).

The following table provides a summary of the carrying amounts of the significant assets and liabilities reported in the combined current and non-current “Assets held for sale” and “Liabilities associated with assets held for sale” line items:

Assets held for sale – Union and Gila River Project Companies

(millions)	Dec. 31, 2004
Current assets	$128.8
Net property, plant and equipment	1,369.0
Other investments	658.5
Other non-current assets	22.4

Total assets held for sale	$2,178.7

Liabilities associated with assets held for sale – Union and Gila River Project Companies

(millions)	Dec. 31, 2004
Current portion of long-term debt, non-recourse – Secured Facility Note	$1,395.0
Other current liabilities	233.8
Long-term debt, non-recourse Financing Facility Note	658.5
Other non-current liabilities	13.7

Total liabilities associated with assets held for sale	$2,301.0

Net property, plant and equipment were reduced by accumulated depreciation of $49.4 million and a valuation adjustment of $1,099.3 million as of Dec. 31, 2004. In accordance with FAS 144, no depreciation was recognized on the Union and Gila River project company assets in 2005 and 2004 as a result of being classified as held for sale. Had these assets not been classified as held for sale, $13.9 million and $34.9 million, respectively, of depreciation expense would have been recognized in the three months and six months ended Jun. 30, 2005 and $21.5 million and $42.9 million, respectively, for the three months and six months ended Jun. 30, 2004. Further, in accordance with Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (SOP 90-7) and the provisions of the U.S. bankruptcy code and the Joint Plan, interest expense on the project entities’ non-recourse debt subsequent to the bankruptcy filing was not to be paid and was therefore not recorded. Had the bankruptcy proceeding not occurred, the Union and Gila River project entities would have recorded additional pretax interest expense of $22.2 million and $22.1 million during the first and second quarters of 2005, respectively, which would have been reported in income (loss) from discontinued operations.

Other transactions

Components of income from discontinued operations include CCC (sold in April 2005 – see Note 13), Frontera (sold in December 2004), Prior Energy (sold in February 2004), TECO BGA (sold in January 2004), and TECO AGC (sold in November 2004). Results for the six months ended Jun. 30, 2004 include a $2.4 million pretax ($1.5 million after-tax) asset impairment charge at TECO Solutions related to a district cooling plant. The following table provides selected components of discontinued operations for other than the Union and Gila River project companies:

Components of income from discontinued operations – Other

(millions)	Three months ended Jun. 30,		Six months ended Jun. 30,
	2005	2004	2005	2004
Revenues	$1.7	$44.0	$9.2	$70.4
(Loss) income from operations	(1.2)	(1.4)	(0.2)	(2.0)
(Loss) income before provision for income taxes	(0.8)	(0.4)	0.2	(6.3)
Provision (benefit) for income taxes	0.2	(0.2)	0.6	(2.3)

Net (loss) income from discontinued operations	$(1.0)	$(0.2)	$(0.4)	$(4.0)

At Jun. 30, 2005, assets and liabilities held for sale-other includes substantially all of the assets of the Dell Power Station (see Note 13), and TECO Thermal (an investment of TECO Solutions). At Dec. 31, 2004, assets and liabilities held for sale-other includes BCH Mechanical and TECO Thermal, both investments of TECO Solutions.

The following table provides a summary of the carrying amounts of the significant assets and liabilities reported in the combined current and non-current “Assets held for sale” and “Liabilities associated with assets held for sale” line items for all other transactions described above:

Assets held for sale – Other

(millions)	Jun. 30, 2005	Dec. 31, 2004
Net property, plant and equipment	57.0	7.7
Other non-current assets	3.0	1.5

Total assets held for sale	$60.0	$9.2

Liabilities associated with assets held for sale – Other

(millions)	Jun. 30, 2005	Dec. 31, 2004
Current liabilities	$2.2	$3.0

Total liabilities associated with assets held for sale	$2.2	$3.0

16. Derivatives and Hedging

At Jun. 30, 2005, TECO Energy and its affiliates had total derivative assets (current and non-current) of $25.7 million, compared to total derivative assets and liabilities (current and non-current) of $3.8 million and $12.0 million, respectively, at Dec. 31 2004. At Jun. 30, 2005 and Dec. 31, 2004, accumulated other comprehensive income (AOCI) included after-tax gains of $1.0 million and $0.5 million, respectively, representing the fair value of cash flow hedges whose transactions will occur in the future. Amounts recorded in AOCI reflect the estimated fair value of derivative instruments designated as hedges, based on market prices as of the balance sheet date. These amounts are expected to fluctuate with movements in market prices and may or may not be realized as a gain upon future reclassification from OCI.

For the three months and six months ended Jun. 30, 2005, respectively, TECO Energy and its affiliates reclassified amounts from OCI and recognized net pretax gains of $0.5 million and $3.6 million, compared to pretax losses of $18.4 million and $23.4 million, respectively, for the same periods in 2004. Amounts reclassified from OCI were primarily related to cash flow hedges of physical purchases of natural gas and fuel oil. For these types of hedge relationships, the loss on the derivative reclassified from OCI to earnings is offset by the reduced expense arising from lower prices paid for spot purchases of natural gas and fuel oil. Conversely, reclassification of a gain from OCI to earnings is offset by the increased cost of spot purchases of natural gas and fuel oil.

As a result of applying the provisions of FAS 71, the changes in value of derivatives of Tampa Electric and PGS are recorded as regulatory assets or liabilities to reflect the impact of the fuel recovery clause on the risks of hedging activities (see Note 3). Based on the fair value of cash flow hedges at Jun. 30, 2005, pretax gains of $17.4 million are expected to be reclassified from regulatory assets, and pretax gains of $1.6 million are expected to be reversed from OCI, to the Consolidated Statements of Income within the next twelve months. However, these gains and other future reclassifications from regulatory assets and OCI will fluctuate with movements in the underlying market price of the derivative instruments. The company does not currently have any cash flow hedges for transactions forecasted to take place in periods subsequent to 2006.

For the three months and six months ended Jun. 30, 2005, respectively, the company also recognized pretax losses of $1.8 million and $3.6 million, relating to derivatives that were not designated as either a cash flow or fair value hedge compared to pretax losses of $0.1 million and $2.5 million for the three months and six months ended Jun. 30, 2004.

17. Subsequent Events

TECO Coal Synfuel interest sale

During July 2005, TECO Synfuel Holdings, LLC, an indirect subsidiary of TECO Energy, Inc., sold an 8% membership interest in Pike Letcher Synfuel, LLC (Pike Letcher Synfuel). Pike Letcher Synfuel is engaged in the production and sale of synthetic fuel from bituminous coal and a reagent. This is the third transaction involving a sale of membership interests in Pike Letcher Synfuel. A 49.5% membership interest was sold in April 2003 and an additional 40.5% membership interest was sold in May 2004. TECO Energy, Inc., through its subsidiaries, is retaining a 2% interest in Pike Letcher Synfuel.

Proceeds from this sale could reach $43.5 million, most of which would be paid in monthly installments over the period July 2005 to December 2007. Because the purchase price is related to the value of tax credits generated over the next two and one-half years, it is subject to a reduction to the extent the credit is limited due to the average domestic oil price for a particular year exceeding the benchmark designated for that year by the Department of Energy.

TAMPA ELECTRIC COMPANY

In the opinion of management, the unaudited consolidated financial statements include all adjustments that are of a recurring nature and necessary to fairly state the financial position of Tampa Electric Company as of Jun. 30, 2005 and Dec. 31, 2004, and the results of operations and cash flows for the periods ended Jun. 30, 2005 and 2004. The results of operations for the three-month and six-month periods ended Jun. 30, 2005 are not necessarily indicative of the results that can be expected for the entire fiscal year ending Dec. 31, 2005. References should be made to the explanatory notes affecting the consolidated financial statements contained in Tampa Electric Company’s Annual Report on Form 10-K for the year ended Dec. 31, 2004 and to the notes on pages 31 to 36 of this report.

TAMPA ELECTRIC COMPANY

Consolidated Balance Sheets

Unaudited

Assets

(millions)	Jun. 30, 2005	Dec. 31, 2004
Property, plant and equipment
Utility plant in service
Electric	$4,840.4	$4,776.2
Gas	820.8	810.8
Construction work in progress	159.2	129.8

Property, plant and equipment, at original costs	5,820.4	5,716.8
Accumulated depreciation	(1,613.3)	(1,563.4)

	4,207.1	4,153.4
Other property	3.5	3.6

Total property, plant and equipment	4,210.6	4,157.0

Current assets
Cash and cash equivalents	2.1	1.3
Receivables, less allowance for uncollectibles of $1.3 and $1.0 at Jun. 30, 2005 and Dec. 31, 2004, respectively	212.9	197.6
Inventories
Fuel, at average cost	59.5	34.6
Materials and supplies	46.0	47.2
Current derivative assets	17.4	—
Current deferred income taxes	—	3.3
Taxes receivable	—	33.4
Prepayments and other current assets	25.6	27.7

Total current assets	363.5	345.1

Deferred debits
Unamortized debt expense	18.7	19.9
Regulatory assets	178.3	200.9
Long-term derivative assets	1.7	—
Other	4.9	3.0

Total deferred debits	203.6	223.8

Total assets	$4,777.7	$4,725.9

The accompanying notes are an integral part of the consolidated financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Balance Sheets – continued

Unaudited

Liabilities and Capital

(millions)	Jun. 30, 2005	Dec. 31, 2004
Capital
Common stock	$1,376.8	$1,376.8
Retained earnings	299.8	285.4

Total capital	1,676.6	1,662.2
Long-term debt, less amount due within one year	1,514.2	1,513.9

Total capitalization	3,190.8	3,176.1

Current liabilities
Long-term debt due within one year	5.5	5.5
Notes payable	70.0	115.0
Accounts payable	170.2	161.1
Customer deposits	110.1	105.8
Current derivative liabilities	—	11.2
Interest accrued	29.5	25.2
Current deferred income taxes	19.2	—
Taxes accrued	41.5	13.5

Total current liabilities	446.0	437.3

Deferred credits
Non-current deferred income taxes	388.4	392.8
Investment tax credits	18.4	19.8
Regulatory liabilities	576.0	539.0
Long-term derivative liability	—	0.5
Other	158.1	160.4

Total deferred credits	1,140.9	1,112.5

Total liabilities and capital	$4,777.7	$4,725.9

The accompanying notes are an integral part of the consolidated financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Statements of Income

Unaudited

(millions)	Three months ended Jun. 30,
	2005	2004
Revenues
Electric (includes franchise fees and gross receipts taxes of $16.8 in 2005 and $17.1 in 2004)	$425.3	$429.4
Gas (includes franchise fees and gross receipts taxes of $3.8 in 2005 and $3.4 in 2004)	113.0	105.7

Total revenues	538.3	535.1

Expenses
Operations
Fuel	151.2	141.9
Purchased power	44.9	53.0
Cost of natural gas sold	66.4	60.2
Other	65.4	62.3
Maintenance	20.0	21.7
Depreciation	55.2	54.5
Taxes, federal and state income	26.6	29.1
Taxes, other than income	36.8	37.3

Total expenses	466.5	460.0

Income from operations	71.8	75.1

Other income (expense)
Taxes, non-utility federal and state income	(0.3)	(0.1)
Other income (expense), net	0.9	0.3

Total other income (expense)	0.6	0.2

Interest charges
Interest on long-term debt	24.7	24.8
Other interest	2.9	2.7

Total interest charges	27.6	27.5

Net income	$44.8	$47.8

Consolidated Statements Of Comprehensive Income

(millions)	Three months ended Jun. 30,
	2005	2004
Net income	$44.8	$47.8

Comprehensive income	$44.8	$47.8

The accompanying notes are an integral part of the consolidated financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Statements of Income

Unaudited

(millions)	Six months ended Jun. 30,
	2005	2004
Revenues
Electric (includes franchise fees and gross receipts taxes of $32.2 in 2005 and $32.8 in 2004)	$805.2	$800.2
Gas (includes franchise fees and gross receipts taxes of $9.1 in 2005 and $8.5 in 2004)	255.7	223.5

Total revenues	1,060.9	1,023.7

Expenses
Operations
Fuel	286.2	279.5
Purchased power	85.8	82.1
Cost of natural gas sold	149.9	119.1
Other	126.2	127.3
Maintenance	44.7	42.8
Depreciation	110.5	108.0
Taxes, federal and state income	47.8	50.3
Taxes, other than income	75.6	75.7

Total expenses	926.7	884.8

Income from operations	134.2	138.9

Other income (expense)
Allowance for other funds used during construction	—	0.7
Taxes, non-utility federal and state income	(0.5)	(0.6)
Other income (expense), net	1.6	1.6

Total other income (expense)	1.1	1.7

Interest charges
Interest on long-term debt	49.3	51.4
Other interest	6.4	5.0
Allowance for borrowed funds used during construction	—	(0.3)

Total interest charges	55.7	56.1

Net income	$79.6	$84.5

Consolidated Statements Of Comprehensive Income

(millions)	Six months ended Jun. 30,
	2005	2004
Net income	$79.6	$84.5

Comprehensive income	$79.6	$84.5

The accompanying notes are an integral part of the consolidated financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Statements of Cash Flows

Unaudited

(millions)	Six months ended Jun. 30,
	2005	2004
Cash flows from operating activities
Net income	$79.6	$84.5
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	110.5	108.0
Deferred income taxes	6.7	13.9
Investment tax credits, net	(1.4)	(1.4)
Allowance for funds used during construction	—	(1.0)
Deferred recovery clause	(19.6)	26.1
Receivables, less allowance for uncollectibles	(15.3)	(44.0)
Inventories	(23.7)	14.5
Prepayments	2.1	(2.8)
Taxes accrued	61.4	(23.1)
Interest accrued	4.3	3.1
Accounts payable	9.1	(7.2)
Other regulatory assets and liabilities	(1.0)	2.0
Other	9.5	2.5

Cash flows from operating activities	222.2	175.1

Cash flows from investing activities
Capital expenditures	(111.2)	(93.1)
Allowance for funds used during construction	—	1.0

Cash flows from (used in) investing activities	(111.2)	(92.1)

Cash flows from financing activities
Repayment of long-term debt	—	(75.0)
Net (decrease) increase in short-term debt	(45.0)	30.0
Payment of dividends	(65.2)	(58.8)

Cash flows from (used in) financing activities	(110.2)	(103.8)

Net (decrease) increase in cash and cash equivalents	0.8	(20.8)
Cash and cash equivalents at beginning of period	1.3	33.6

Cash and cash equivalents at end of period	$2.1	$12.8

The accompanying notes are an integral part of the consolidated financial statements.

TAMPA ELECTRIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Significant Accounting Policies

The significant accounting policies are as follows:

Principles of Consolidation

Tampa Electric Company is a wholly-owned subsidiary of TECO Energy, Inc., and is comprised of the Electric division, generally referred to as Tampa Electric, and the Natural Gas division, generally referred to as Peoples Gas System (PGS). All significant intercompany balances and intercompany transactions have been eliminated in consolidation.

The use of estimates is inherent in the preparation of financial statements in accordance with generally accepted accounting principles (GAAP). Actual results could differ from these estimates.

Revenues and Fuel Costs

As of Jun. 30, 2005 and Dec. 31, 2004, unbilled revenues of $50.7 million and $46.3 million, respectively, are included in the “Receivables” line item on the balance sheet.

Purchased Power

Tampa Electric purchases power on a regular basis to meet the needs of its customers. Tampa Electric purchased power from entities not affiliated with TECO Energy at a cost of $44.9 million and $85.8 million, respectively, for the three months and six months ended Jun. 30, 2005, compared to $53.0 million and $82.1 million, respectively, for the three months and six months ended Jun. 30, 2004. Prudently incurred purchased power costs at Tampa Electric are recoverable through FPSC-approved cost recovery clauses.

Accounting for Franchise Fees and Gross Receipts

The regulated utilities (Tampa Electric and PGS) are allowed to recover from customers certain costs incurred through prices approved by the FPSC. These amounts totaled $20.6 million and $41.3 million, respectively, for the three months and six months ended Jun. 30, 2005, compared to $20.5 million and $41.3 million, respectively, for the three months and six months ended Jun. 30, 2004. Franchise fees and gross receipt taxes payable by the regulated utilities are included as an expense on the Consolidated Statements of Income in “Taxes, other than income.” These totaled $20.5 million and $41.1 million, respectively, for the three months and six months ended Jun. 30, 2005, compared to $20.5 million and $41.2 million, respectively, for the three months and six months ended Jun. 30, 2004.

2. New Accounting Pronouncements

Asset Retirement Obligations

FASB Interpretation No. (FIN) 47, Accounting for Conditional Asset Retirement Obligation, an Interpretation of FASB Statement No. 143, was issued in March 2005 and becomes effective for fiscal years ending after Dec. 15, 2005. FIN 47 clarifies the term “conditional asset retirement obligation” as a legal obligation to perform an asset retirement activity in which the timing and method of settlement are conditional on a future event that may or may not be within the control of the entity, and clarifies when an entity has sufficient information to reasonably estimate the fair value of an asset retirement obligation. The company continues to evaluate the impact of implementing FIN 47.

Accounting Changes and Error Corrections

FASB Statement No. 154, Accounting Changes and Error Corrections, was issued in May 2005 and becomes effective for accounting changes and corrections of errors made in fiscal years beginning after Dec. 15, 2005. FAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, redefines the term restatement as the revising of previously issued financial statements to reflect the correction of an error, requires that retrospective application of a change in accounting principle be limited to the direct effects of the change, and requires that a change in depreciation, amortization or depletion method for long-lived nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. This statement is not expected to materially impact the company.

3. Regulatory

Cost Recovery – Tampa Electric

Tampa Electric recovers the cost of fuel, purchased power, eligible environmental expenditures, and conservation through cost recovery clauses that are adjusted on an annual basis. As part of the regulatory process, it is reasonably likely that third parties may intervene in various matters related to fuel, purchased power, environmental and conservation cost recovery. The company is unable to predict the timing, nature or impact of such future actions.

Regulatory Assets and Liabilities

Tampa Electric and PGS maintain their accounts in accordance with recognized policies of the FPSC. In addition, Tampa Electric maintains its accounts in accordance with recognized policies prescribed or permitted by the Federal Energy Regulatory Commission (FERC). These policies conform with GAAP in all material respects.

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

Tampa Electric Storm Restoration Costs

On Apr. 1, 2005, Tampa Electric, the Office of Public Counsel, and the Florida Industrial Power Users Group executed and filed with the FPSC a stipulation regarding the treatment of Tampa Electric’s 2004 hurricane restoration costs. The cumulative restoration costs of approximately $75 million exceeded by $32 million the company’s property insurance reserve account (storm reserve) as of August 2004 (prior to the first hurricane in 2004). In the stipulation, Tampa Electric agreed to charge $39 million of hurricane restoration costs as capital charges to “Plant In-Service” (rate base) rather than seek a customer surcharge to cover the storm reserve deficit. With this adjustment and additional normal accruals, the storm reserve had a positive balance of approximately $10 million going into this year’s hurricane season in June 2005. Additionally, Tampa Electric agreed not to seek an increase in base rates that would become effective prior to Jan. 1, 2007, except to recover any future storm restoration costs in excess of the accrued storm reserve. The agreement was approved by the FPSC in May 2005. Details of the regulatory assets and liabilities as of Jun. 30, 2005 and Dec. 31, 2004 are presented in the following table:

Regulatory Assets and Liabilities

(millions)	Jun. 30, 2005	Dec. 31, 2004
Regulatory assets:
Regulatory tax asset (1)	$64.5	$57.6
Other:
Cost recovery clauses	57.6	48.2
Deferred bond refinancing costs (2)	30.6	32.5
Environmental remediation	16.9	16.9
Competitive rate adjustment	5.5	6.1
Transmission and distribution storm reserve	—	28.0
Other	3.2	11.6

	113.8	143.3

Total regulatory assets	$178.3	$200.9

Regulatory liabilities:
Regulatory tax liability (1)	$25.0	$29.5
Other:
Deferred allowance auction credits	3.4	2.3
Recovery clause related	6.4	8.7
Environmental remediation	16.9	16.9
Transmission and distribution storm reserve	9.9	—
Deferred gain on property sales (3)	3.9	1.7
Accumulated reserve – cost of removal	494.8	479.9
Derivative liability	15.1	—
Other	0.6	—

	551.0	509.5

Total regulatory liabilities	$576.0	$539.0

(1)	Related primarily to plant life. Includes $13.8 million and $14.6 million of excess deferred taxes as of Jun. 30, 2005 and Dec. 31, 2004, respectively.
(2)	Amortized over the term of the related debt instrument.
(3)	Amortized over a 5-year period with various ending dates.

4. Income Tax Expense

Tampa Electric Company is included in the filing of a consolidated federal income tax return with TECO Energy and its affiliates. Tampa Electric Company’s income tax expense is based upon a separate return computation. Tampa Electric Company’s rates for the six months ended Jun. 30, 2005 and 2004 differ from the statutory rate principally due to state income taxes and amortization of investment tax credits (ITC).

5. Employee Postretirement Benefits

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

Amounts allocable to all participants of the TECO Energy retirement plans are found in Note 5, Employee Postretirement Benefits, in the TECO Energy, Inc. Notes to Consolidated Financial Statements. Tampa Electric Company’s portion of the net pension expense for the three months and six months ended Jun. 30, 2005 and 2004, respectively, was $2.5 million, $4.9 million, $1.2 million and $2.5 million for pension benefits, and $3.3 million, $6.7 million, $4.2 million and $8.4 million for other postretirement benefits.

For the fiscal 2005 plan year, TECO Energy assumed an expected long-term return on plan assets of 8.75% and a discount rate of 6.00% at its Sep. 30, 2004 measurement date. In 2005, TECO Energy will contribute approximately $17.3 million to the pension plans, of which Tampa Electric Company’s portion is expected to be about $11.4 million.

6. Short-term Debt

At Jun. 30, 2005 and Dec. 31, 2004, the following credit facilities and related borrowings existed:

Credit Facilities

	Jun. 30, 2005			Dec. 31, 2004
(millions)	Credit Facilities	Borrowings Outstanding (1)	Letters of Credit Outstanding	Credit Facilities	Borrowings Outstanding (1)	Letters of Credit Outstanding
Tampa Electric Company:
3-year facility	$150.0	$10.0	$—	$150.0	$115.0	$—
3-year facility	125.0	—	—	125.0	—	—
1-year accounts receivable facility	150.0	60.0	—	—	—	—

Total	$425.0	$70.0	$—	$275.0	$115.0	$—

(1)	Borrowings outstanding are reported as notes payable.

These credit facilities require commitment fees ranging from 17.5 to 25.0 basis points. The weighted-average interest rate on outstanding notes payable at Jun. 30, 2005 and Dec. 31, 2004 was 3.20% and 3.32%, respectively.

Tampa Electric Company Accounts Receivable Facility

In January 2005, Tampa Electric Company and TEC Receivables Corp (TRC), a wholly-owned subsidiary of Tampa Electric Company, entered into a $150 million accounts receivable securitized borrowing facility. The assets of TRC are not intended to be generally available to the creditors of Tampa Electric Company. Under the Purchase and Contribution Agreement entered into in connection with that facility, Tampa Electric Company sells and/or contributes to TRC all of its receivables for the sale of electricity or gas to its retail customers and related rights (the Receivables), with the exception of certain excluded receivables and related rights defined in the agreement, and assigns to TRC the deposit accounts into which the proceeds of such Receivables are paid. The Receivables are sold by Tampa Electric Company to TRC at a discount. Under the Loan and Servicing Agreement among Tampa Electric Company as Servicer, TRC as Borrower, certain lenders named therein and Citicorp North America, Inc. as Program Agent, TRC may borrow up to $150 million to fund its acquisition of the Receivables under the Purchase Agreement. TRC has secured such borrowings with a pledge of all of its assets including the Receivables and deposit accounts assigned to it. Tampa Electric Company acts as Servicer to service the collection of the Receivables. TRC pays program and liquidity fees based on Tampa Electric Company’s credit ratings. The receivables and the debt of TRC are included in the consolidated financial statements of Tampa Electric Company.

7. Other Comprehensive Income

As discussed in Note 10, Tampa Electric Company records gains and losses on derivative instruments classified as cash flow hedges in OCI until the hedged transaction is recognized in earnings. When the hedged transaction is recognized in earnings, the company reclassifies the gain or loss from OCI to earnings. However, an equal and offsetting regulatory asset or liability is recognized in OCI and then earnings to reflect the company’s obligation to reflect such gains or losses in regulatory cost recovery clauses. As a result, the reclassification from OCI gains or losses on derivatives and the recognition of the offsetting regulatory impact, detailed below, had no net impact on the results of operations.

Tampa Electric Company reported the following comprehensive income (loss) for the three months ended Jun. 30, 2005 and 2004, related to changes in the fair value of cash flow hedges:

Other Comprehensive Income (Loss)

(millions)	Three months ended Jun. 30,			Six months ended Jun. 30,
	Gross	Tax	Net	Gross	Tax	Net
2005
Unrealized gain (loss) on cash flow hedges	$1.2	$0.5	$0.7	$(3.2)	$(1.2)	$(2.0)
Less: (Gain) loss reclassified to net income	(1.2)	(0.5)	(0.7)	3.2	1.2	2.0

Total other comprehensive income	$—	$—	$—	$—	$—	$—

2004
Unrealized gain on cash flow hedges	$3.7	$1.4	$2.3	$4.5	$1.7	$2.8
Less: Gain reclassified to net income	(3.7)	(1.4)	(2.3)	(4.5)	(1.7)	(2.8)

Total other comprehensive income	$—	$—	$—	$—	$—	$—

8. Commitments and Contingencies

Legal Contingencies

Tampa Electric Transmission Litigation

As previously reported, three lawsuits had been filed in the Circuit Court in Hillsborough County against Tampa Electric in connection with the location of transmission structures and upgrades to a substation in certain residential areas by residents in the areas surrounding the structures and substation. In April 2005, a fourth lawsuit by another group of residents who live in the vicinity of large transmission lines was filed in the Circuit Court in Hillsborough County and has been consolidated with the Jorissen case, one of the previously filed lawsuits. The high-voltage power lines are needed by Tampa Electric to move electricity from its power generating facilities in the eastern part of its service territory to the northwest part of its service territory where significant population growth has been experienced. The design provided a loop in order to enhance reliability for the benefit of customers. The resident plaintiffs are seeking to remove the poles or to receive monetary damages. The plaintiffs were seeking class action status, which was denied. The three cases are pending before two separate judges. Summary judgment denying injunctive relief (non-monetary relief) has been granted in one of the cases and motions for summary judgment in the other two cases (Shaw and Jorissen), which were consolidated, were denied by Judge Isom who has now moved to another division. The cases are presently scheduled for trial in September 2005, but Tampa Electric believes that they will be transferred to the large case docket and scheduled for a later date. Recently, the two consolidated cases have been severed, and Tampa Electric has filed new motions for partial summary judgment on injunctive relief in both of the cases raising issues that have not yet been before the court. The motion for partial summary judgment in the Jorissen case was argued on Aug. 4, 2005, and the Court took it under advisement to rule at a later date. On Aug. 3, 2005, the Court denied the Shaw plaintiffs’ motion to amend their complaint to add punitive damages. The company continues to defend these cases vigorously and to evaluate its alternatives with respect to these various lawsuits.

Superfund and Former Manufactured Gas Plant Sites

Tampa Electric Company, through its Tampa Electric and Peoples Gas divisions, is a potentially responsible party (PRP) for certain superfund sites and, through its Peoples Gas division, for certain former manufactured gas plant sites. While the joint and several liability associated with these sites presents the potential for significant response costs, as of Jun. 30, 2005, Tampa Electric Company has estimated its ultimate financial liability to be approximately $17 million (of which only $0.1 million is attributable to superfund liability), and this amount has been accrued in the company’s financial statements. The environmental remediation costs associated with these sites, which are expected to be paid over many years, are not expected to have a significant impact on customer prices.

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

Allocation of the responsibility for remediation costs among Tampa Electric Company and other PRPs is based on each party’s relative ownership interest in or usage of a site. Accordingly, Tampa Electric Company’s share of remediation costs varies with each site. In virtually all instances where other PRPs are involved, those PRPs are considered creditworthy.

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

Guarantees and Letters of Credit

At Jun. 30, 2005, Tampa Electric Company was not obligated under guarantees or letters of credit for the benefit of third parties, including entities under common control. At Jun. 30, 2005, TECO Energy had provided a fuel purchase guarantee on behalf of Tampa Electric Company and had outstanding letters of credit on behalf of Tampa Electric Company in the face amounts of $20.0 million and $2.4 million, respectively.

Financial Covenants

In order to utilize its bank credit facilities, Tampa Electric Company must meet certain financial tests as defined in the applicable agreements. In addition, Tampa Electric Company has certain restrictive covenants in specific agreements and debt instruments. At Jun. 30, 2005, Tampa Electric Company was in compliance with required financial covenants.

9. Segment Information

(millions)	Tampa Electric	Peoples Gas	Other & Eliminations	Tampa Electric Company
Three months ended Jun. 30,

2005
Revenues - external	$424.7	$113.0	$—	$537.7
Sales to affiliates	0.7	—	(0.1)	0.6

Total revenues	425.4	113.0	(0.1)	538.3
Depreciation	46.6	8.6	—	55.2
Total interest charges	23.8	3.8	—	27.6
Provision for taxes	23.1	3.8	—	26.9
Net Income	$38.8	$6.0	—	$44.8

2004
Revenues - external	$428.7	$105.7	$—	$534.4
Sales to affiliates	0.8	—	(0.1)	0.7

Total revenues	429.5	105.7	(0.1)	535.1
Depreciation	46.0	8.5	—	54.5
Total interest charges	23.6	3.9	—	27.5
Provision for taxes	25.5	3.7	—	29.2
Net income	$41.9	$5.9	$—	$47.8

Six months ended Jun. 30,

2005
Revenues - external	$804.1	$255.7	$—	$1,059.8
Sales to affiliates	1.4	—	(0.3)	1.1

Total revenues	805.5	255.7	(0.3)	1,060.9
Depreciation	93.2	17.3	—	110.5
Total interest charges	48.1	7.6	—	55.7
Provision for taxes	36.5	11.8	—	48.3
Net Income	60.8	18.8	—	79.6

Total assets at Jun. 30, 2005	$4,237.7	$654.6	$(114.6)	$4,777.7

2004
Revenues - external	$798.9	$223.5	$—	$1,022.4
Sales to affiliates	1.6	—	(0.3)	1.3

Total revenues	800.5	223.5	(0.3)	1,023.7
Depreciation	91.1	16.9	—	108.0
Total interest charges	48.4	7.7	—	56.1
Provision for taxes	39.2	11.7	—	50.9
Net income	65.8	18.7	—	84.5

Total assets at Dec. 31, 2004	$4,167.3	$671.1	$(112.5)	$4,725.9

10. Derivatives and Hedging

At Jun. 30, 2005 and Dec. 31, 2004, respectively, the company had total derivative assets (liabilities) of $19.1 million and ($11.7) million. As a result of applying the provisions of FAS 71, the changes in value of these derivatives are recorded as regulatory assets or liabilities as of Jun. 30, 2005 and Dec. 31, 2004, respectively, to reflect the impact of the fuel recovery clause on the risks of hedging activities (see Note 3).

Based on the fair values of derivatives at Jun. 30, 2005, pretax gains of $17.4 million are expected to be reversed from regulatory assets or liabilities to the Consolidated Statements of Income within the next twelve months. However, these gains and other future reclassifications from regulatory assets or liabilities will fluctuate with movements in the underlying market price of the derivative instruments. The company does not currently have any cash flow hedges for transactions forecasted to take place in periods subsequent to 2006.

Item 2. MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS

This Management’s Discussion and Analysis contains forward-looking statements, which are subject to the inherent uncertainties in predicting future results and conditions. Actual results may differ materially from those forecasted. These forward-looking statements include references to TECO Energy’s anticipated capital investments, liquidity and financing requirements, projected operating results, future transactions and other plans. Certain factors that could cause actual results to differ materially from those projected in these forward-looking statements include: general economic conditions in Tampa Electric’s and Peoples Gas’ service areas affecting energy and gas sales; economic conditions, both national and international, affecting the demand for TECO Transport’s waterborne transportation services; state or federal regulatory actions that could reduce revenues or increase costs at all of TECO Energy’s operating companies; weather variations affecting energy and gas sales and operating costs at Tampa Electric and Peoples Gas and the effect of extreme weather conditions; commodity price changes affecting the margins at TECO Coal; and the ability of TECO Energy’s subsidiaries to operate equipment without undue accidents, breakdowns or failures. Additional factors that could impact actual results include: the ability to complete the planned sale of the Dell power station in the time frame anticipated; any additional debt extinguishment costs or premiums associated with the early retirement of TECO Energy debt; unexpected capital needs or unanticipated reductions in cash flow that affect liquidity; declines in the anticipated waterborne fuel volumes transported by TECO Transport for Tampa Electric; TECO Coal’s ability to successfully operate its synthetic fuel production facilities in a manner qualifying for Section 29 federal income tax credits, which could be impacted by changes in law, regulation or administration; oil prices in excess of the annual reference price, which would reduce or eliminate Section 29 tax credits, which would reduce or eliminate the earnings and cash flow from the sale of membership interests in the synfuel production facilities at TECO Coal; and materially adverse outcomes in the disclosed litigation. Some of these factors and others are discussed more fully under “Investment Considerations” in Exhibit 99.1 to this Form 10-Q, which is incorporated by reference.

TECO Energy, Inc. is a holding company, and all of its business is conducted through its subsidiaries. In this Management’s Discussion and Analysis, “we,” “our,” “ours” and “us” refer to TECO Energy, Inc. and its consolidated group of companies, unless the context otherwise requires.

Earnings Summary - Unaudited

(millions, except per share amounts)	Three months ended Jun. 30,		Six months ended Jun. 30,
	2005	2004	2005	2004
Consolidated revenues	$719.0	$668.9	$1,403.7	$1,284.9

Net income (loss) from continuing operations	$12.4	$(81.9)	$63.9	$(50.2)
Discontinued operations	82.8	(26.3)	64.0	(55.5)

Net income (loss)	$95.2	$(108.2)	$127.9	$(105.7)

Average common shares outstanding
Basic	206.7	188.3	205.5	188.2
Diluted	208.9	188.3	207.4	188.2

Earnings per share - basic
Continuing operations	$0.06	$(0.43)	$0.31	$(0.27)
Discontinued operations	0.40	(0.14)	0.31	(0.29)

Earnings per share - basic	$0.46	$(0.57)	$0.62	$(0.56)

Earnings per share - diluted
Continuing operations	$0.04	$(0.43)	$0.29	$(0.27)
Discontinued operations	0.40	(0.14)	0.31	(0.29)

Earnings per share - diluted	$0.44	$(0.57)	$0.60	$(0.56)

Operating Results

Three Months Ended Jun. 30, 2005:

Second quarter net income was $95.2 million, compared to a loss of $108.2 million in the second quarter of 2004. Earnings per share for the quarter were $0.46, compared to a loss of $0.57 per share in the second quarter of 2004. Net income for the quarter included a debt extinguishment charge and a gain associated with the disposition of the Union and Gila River power stations described below. The number of shares outstanding was 9.7% higher in 2005 than in the 2004 period, primarily due to common shares issued in the settlement of the 9.5% adjustable conversion-rate equity security units in 2004 and 2005. Second quarter net income from continuing operations was $12.4 million in 2005, compared to a loss from continuing operations of $81.9 million for the same period in 2004. Earnings per share from continuing operations were $0.06 for the 2005 quarter, compared to a loss of $0.43 per share in the 2004 period.

Net income in the 2005 quarter included a $45.0 million after-tax debt-extinguishment charge associated with the June redemption of $380 million of 10.5% notes due 2007. The pretax amount for the debt-extinguishment charge consisted of the $54.4 million make-whole cash premium paid in the redemption and a $17.1 million non-cash charge for unamortized discount and debt issuance fees. This charge was more than offset by the $76.5 million after-tax gain recorded in discontinued operations upon the final transfer of the Union and Gila River merchant power projects to the lenders effective May 31, 2005. The gain related to the transferred power projects represents the accumulated unfunded operating losses recorded against equity for the period from December 2003, the date the company decided to exit the projects and recorded the initial impairment, through May 31, 2005, the effective date of the transfer to the lending group. The net loss in the 2004 quarter included $98.7 million of after-tax charges associated with the valuation adjustment for the sale of the interest in the Texas Independent Energy (TIE) projects completed in August 2004; a $6.7 million debt-extinguishment charge associated with the refinancing of the San José Power Station in Guatemala; and a $19.3 million charge for taxes on cash repatriated from Guatemala

Six Months Ended Jun. 30, 2005:

Year-to-date net income was $127.9 million in 2005, compared to a loss of $105.7 million for the same period in 2004. Earnings per share were $0.62 for the 2005 year to date period, compared to a loss of $0.56 per share in 2004. Shares outstanding in the 2005 period were 9.2% higher than in the 2004 period.

The year-to-date GAAP net income from continuing operations was $63.9 million in 2005, compared to a loss from continuing operations of $50.2 million for the same period in 2004. Earnings per share from continuing operations were $0.31 for the 2005 year-to-date period, compared to a loss of $0.27 per share in the 2004 period. Year-to-date charges and gains in 2005 consisted of the second-quarter items described above. Year-to-date results for 2004 included the charges described above, and after-tax impairments of $3.4 million and $0.8 million at TECO Solutions and TECO Transport, respectively, partially offset by an after-tax gain of $12.2 million on the sale of the company’s interest in its propane business.

During the first quarter of 2005, as part of its continued focus on core utility and profitable unregulated operations, TECO Energy revised its segment reporting, effective with 2005’s first quarter results, to separately report the results of TECO Guatemala, which includes the results for the San José and Alborada power stations and the 24% ownership interest in EEGSA, Guatemala’s largest distribution utility. The results for these operations were previously reported in the “Other unregulated” segment. Following the sales of the larger energy services businesses, which were previously reported in the “Other unregulated” segment, the remaining small operations of TECO Solutions are now reported in the Other and Eliminations results. Following the merchant power dispositions, the current-period TWG Merchant segment includes only the results for the uncompleted Dell and McAdams power stations and the costs associated with the TWG Merchant parent. Prior periods also included the results for the ownership interest in the TIE projects in the TWG Merchant segment.

Tampa Electric Company – Electric division (Tampa Electric)

Tampa Electric’s net income for the second quarter was $38.8 million, compared to $41.9 million for the same period in 2004. Results in 2005 reflect 2.4% customer growth, more than offset by weather that was milder than normal and milder than 2004, non-fuel operations and maintenance expenses that were approximately 1% higher than 2004, and higher depreciation expense from normal plant additions. Results in 2005 also reflect a $3.6 million reduction in pretax income due to the Florida Public Service Commission’s decision in the third quarter of 2004 to disallow recovery of a portion of Tampa Electric’s waterborne solid fuel transportation costs.

Year-to-date net income was $60.8 million in 2005, compared to $65.8 million for the same period in 2004. These results reflect the benefits of 2.3% customer growth, more than offset by weather that was milder than normal and 2004, non-fuel operations and maintenance expenses approximately 1% higher than 2004, and higher depreciation expense from normal plant additions. Year-to-date results in 2005 also reflect a $7.4 million reduction in pretax income related to the waterborne solid fuel transportation disallowance.

Retail energy sales decreased almost 1% compared to the second quarter of 2004, as customer growth was more than offset by mild weather, which reduced sales to weather-sensitive residential customers. Sales to commercial customers increased, reflecting the strong local economy, but sales to industrial-phosphate customers were lower than the 2004 period as mining activity continues to move out of Tampa Electric’s service area due to normal reserve depletion. Total heating and cooling degree-days for the Tampa area in the quarter were more than 17% below normal and 15% below 2004 levels. Year-to-date retail energy sales were almost 1% lower in 2005 than the same period in 2004, due to the same factors as the second quarter. Total heating and cooling degree-days for the Tampa area for the year-to-date period were almost 17% below normal and 13% below 2004 levels.

A summary of Tampa Electric’s operating statistics for the three months and six months ended Jun. 30, 2005 and 2004 follows:

(in millions, except average customers)	Operating Revenues			Kilowatt-hour sales
	2005	2004	% Change	2005	2004	% Change
Three months ended Jun. 30,
Residential	$192.4	$197.7	(2.7)	1,951.3	1,992.4	(2.1)
Commercial	126.1	126.5	(0.3)	1,519.6	1,500.2	1.3
Industrial – Phosphate	16.4	16.8	(2.4)	303.2	316.4	(4.2)
Industrial – Other	24.3	25.2	(3.6)	334.5	346.3	(3.4)
Other sales of electricity	34.1	33.9	0.6	398.1	388.5	2.5
Deferred and other revenues	10.1	10.6	(4.7)	—	—	—

	403.4	410.7	(1.8)	4,506.7	4,543.8	(0.8)
Sales for resale	13.1	10.0	31.0	204.1	160.5	27.2
Other operating revenue	8.9	8.8	1.1	—	—	—

	$425.4	$429.5	(1.0)	4,710.8	4,704.3	0.1

Average customers (thousands)	633.0	618.2	2.4
Retail output to line (kilowatt hours)				4,966.0	5,031.2	(1.3)

Six months ended Jun. 30,
Residential	$370.0	$379.2	(2.4)	3,738.6	3,808.0	(1.8)
Commercial	240.2	238.8	0.6	2,877.1	2,814.9	2.2
Industrial – Phosphate	33.0	35.3	(6.5)	612.2	650.2	(5.8)
Industrial – Other	46.6	48.7	(4.3)	644.0	665.5	(3.2)
Other sales of electricity	65.7	66.8	(1.7)	759.0	762.3	(0.4)
Deferred and other revenues	6.9	(5.0)	*	—	—	—

	762.4	763.8	(0.2)	8,630.9	8,700.9	(0.8)
Sales for resale	24.5	19.2	27.6	377.6	309.3	22.1
Other operating revenue	18.6	17.5	6.3	—	—	—

	$805.5	$800.5	0.6	9,008.5	9,010.2	—

Average customers (thousands)	631.4	617.4	2.3
Retail output to line (kilowatt hours)				9,207.4	9,272.0	(0.7)

*	not a meaningful calculation

Tampa Electric Company – Natural gas division (Peoples Gas System)

Peoples Gas System (PGS) reported net income of $6.0 million for the second quarter, compared to $5.9 million for the same period in 2004. Quarterly results reflected customer growth of 3.8% and higher therm sales to residential and commercial customers. Residential therm sales growth was helped by cool weather early in the quarter. Year-to-date net income was $18.8 million, compared to $18.7 million for the 2004 period. These results reflect mild first quarter weather, which limited residential therm sales growth and offset 4.0% customer growth. In both the quarter and year-to-date periods, strong sales to commercial customers reflected growth in the Florida economy and high levels of tourism, which affect commercial sales to hotels and restaurants, while sales of low-margin transportation service for interruptible customers declined due to high gas prices.

A summary of PGS’ operating statistics for the three months and six months ended Jun. 30, 2005 and 2004 follows:

(in millions, except average customers)	Operating revenues			Therms
	2005	2004	% Change	2005	2004	% Change
Three months ended Jun. 30,
By Customer Segment:
Residential	$27.3	$23.0	18.7	13.7	12.3	11.4
Commercial	39.2	36.8	6.5	92.9	89.7	3.6
Industrial	2.6	2.6	—	55.7	59.3	(6.1)
Off system sales	33.5	32.2	4.0	44.3	54.8	(19.2)
Power generation	2.6	2.8	(7.1)	56.2	83.7	(32.9)
Other revenues	7.8	8.3	(6.0)	—	—	—

	$113.0	$105.7	6.9	262.8	299.8	(12.3)
By Sales Type:
System supply	$84.6	$77.3	9.4	76.9	86.8	(11.4)
Transportation	20.6	20.1	2.5	185.9	213.0	(12.7)
Other revenue	7.8	8.3	(6.0)	—	—	—

	$113.0	$105.7	6.9	262.8	299.8	(12.3)

Average customers (thousands)	319.3	307.4	3.8

(in millions, except average customers)	Operating revenues			Therms
	2005	2004	% Change	2005	2004	% Change
Six months ended Jun. 30,
By Customer Segment:
Residential	$76.5	$68.7	11.4	43.8	42.2	3.8
Commercial	91.1	85.9	6.1	208.4	199.6	4.4
Industrial	5.3	5.6	(5.4)	111.6	158.3	(29.5)
Off system sales	60.5	39.8	52.0	87.4	80.9	8.0
Power generation	5.6	5.5	1.8	120.2	107.9	11.4
Other revenues	16.7	18.0	(7.2)	—	—	—

	$255.7	$223.5	14.4	571.4	588.9	(3.0)
By Sales Type:
System supply	$194.3	$162.7	19.4	177.1	170.7	3.8
Transportation	44.7	42.8	4.4	394.3	418.2	(5.7)
Other revenue	16.7	18.0	(7.2)	—	—	—

	$255.7	$223.5	14.4	571.4	588.9	(3.0)

Average customers (thousands)	318.1	305.8	4.0

TECO Coal

TECO Coal reported net income of $28.4 million for the second quarter on total sales of 2.5 million tons, compared to $17.7 million reported in the same period in 2004 on 2.3 million tons sold. Synfuel sales, which are included in the total sales, were 1.7 million tons in 2005, compared to 1.6 million tons in the 2004 period. Results for the quarter reflect a more than 40% higher average net selling price per ton and more than 20% higher average cash cost of sales, excluding synfuel costs, than 2004. The cash cost of sales was driven by higher prices for diesel fuel, labor and steel products. Cost of sales comparisons to the 2004 second quarter and year-to-date periods reflect coal truck weight restrictions that were effective in the third quarter of 2004 and increased contract miner costs effective in the fourth quarter of 2004. Results for the quarter also included a $2.0 million pretax mark-to-market loss on hedges placed to protect the synfuel benefits against rising oil prices, and an increased percentage of ownership benefits allocated to the third parties with membership interests in Pike Letcher Synfuel, LLC, as described below.

Year-to-date net income in 2005 was $55.9 million on total sales of 4.8 million tons, compared to $33.1 million on 4.6 million tons sold for the same period in 2004. Synfuel sales, which are included in the total sales, were 3.3 million tons in 2005, compared to 3.2 million tons in the 2004 period. Results for the year-to-date period reflect an average net selling price per ton more than 40% higher, average cash cost of sales, excluding synfuel costs, more than 20% higher than 2004, and increased allocations of ownership benefits in the synfuel production facilities. First quarter results included a $1.6 million pretax benefit from the 2004 Section 29 tax credit rate, which was adjusted to reflect $1.13 per million Btu on an actual basis versus the $1.12 per million Btu estimated in 2004. These benefits were offset by a $0.7 million year-to-date pretax mark-to-market loss on oil price hedges, and a $2.4 million negative adjustment to deferred tax assets, due to a reduction in the Kentucky state income tax rate recorded in the first quarter.

TECO Synfuel Holdings, LLC had previously sold 90% of its membership interest to two third parties, along with associated percentage rights to benefits in the business that adjust from time to time. Allocation of the benefits increased 8% during January 2005, and continued through the second quarter such that 98% of the benefits went to the third parties. TECO Coal sold this additional 8% ownership interest in the synfuel production facilities in July 2005. Under these transactions, TECO Coal is paid to provide feedstock, operate the synthetic fuel production facilities and sell the output while the purchasers have the risks and rewards of ownership, including being allocated 98% of the tax credits and operating costs. Due to TECO Energy’s anticipated 2005 tax position and inability to record Section 29 tax credits to its account, this allocation decreases the operating loss and increases earnings and cash flow to TECO Coal. See also the discussion under 2005 Outlook for additional information.

TECO Transport

TECO Transport recorded second quarter net income of $5.3 million, compared to $1.9 million in the same period in 2004. These results reflect higher river barge rates, increased northbound shipments and increased tonnage moved for Tampa Electric by TECO Barge Line, as well as improved operating conditions and efficiencies at all three operating companies. These results also reflect the benefits of recent tax law changes under the Jobs Creation Act to keep U.S. flag vessels competitive with non-U.S. flag vessels, which reduces taxes on income earned by U.S. flag vessels engaged in full-time international trade. These tax benefits are not available on vessels engaged in domestic, U.S. port to U.S. port, trade. Higher fuel costs were partially offset by $0.5 million after-tax of fuel hedges and mark-to-market gains on fuel hedge call options.

TECO Transport recorded year-to-date net income of $9.4 million, compared to $3.0 million, including $0.8 million of valuation adjustments on oceangoing equipment in the same period in 2004. These results reflect the same factors as in the second quarter and increased movements of export coal, petroleum coke and other products through TECO Bulk Terminal. Higher fuel costs were partially offset by $1.4 million after-tax of fuel hedges and mark-to-market gains on fuel hedge call options.

TECO Guatemala

TECO Guatemala reported second quarter net income of $7.9 million in 2005, compared to a net loss of $16.3 million in the 2004 period, including the 2004 $6.7 million charge related to debt extinguishment and $19.3 million of taxes on repatriated cash. The 2005 results reflect lower foreign tax credits and higher maintenance expenses on the San José Power Station, which more than offset the higher capacity revenues and energy sales from the generating facilities and customer growth and higher energy sales at the Guatemalan distribution company, EEGSA. Year-to-date net income was $19.4 million in 2005, compared to a net loss of $5.2 million in 2004, including the 2004 charges. These results reflect the same factors as the second quarter results.

TECO Guatemala could be adversely affected by the recent significant increases in fuel prices, which have a corresponding effect on electricity prices in Guatemala. Even though the segment’s generating assets are not subject to fuel price risk directly, since the long-term power sales agreements for the San Jose and Alborada Power Stations call for the distribution utility to bear the cost of increasing fuel prices, the operations and results of these two power stations could be affected as the government and regulatory authorities seek ways to make electricity more affordable for consumers in Guatemala.

TWG Merchant

TWG Merchant recorded a second-quarter loss of $8.6 million, compared to a loss of $113.1 million for the same period in 2004, including the $98.7 million after-tax charge related to the TIE valuation adjustment. The 2005 results primarily reflect allocated interest expense and caretaker costs at the uncompleted Dell and McAdams power stations and overhead expenses of TWG Merchant. Results in 2004 included the losses from the ownership interest in the TIE projects, which was sold in July 2004. Year-to-date net loss was $14.3 million in 2005, which reflects the same factors as the second quarter, compared to a loss of $128.7 million for the same period in 2004, including the TIE charge.

Other and Eliminations

Losses from Other and Eliminations, including TECO Energy parent, were $65.4 million in the second quarter of 2005, including the $45.0 million after-tax charge related to the TECO Energy debt extinguishment, compared to losses of $19.9 million in the same period in 2004, including the gain on the sale of the company’s interest in its propane business. The year-to-date loss was $86.1 million, including the second quarter debt-extinguishment charge in 2005 compared to a loss of $36.9 million in the same period in 2004, including the $3.4 million after-tax 2004 valuation adjustment at TECO Solutions and the $12.2 million after-tax gain on the sale of the company’s interest in its propane business.

Interest Charges

Total interest charges for the three months and six months ended Jun. 30, 2005 were $76.4 million and $151.9 million, respectively, compared to $82.6 million and $169.8 million, respectively, for the same periods in 2004. Interest expense for the second quarter was lower than that for the 2004 period, primarily reflecting the retirement in 2004 of $392 million of the trust preferred component of TECO Energy’s equity security units.

Income Taxes

The provisions for income taxes from continuing operations for the 2005 second quarter and year-to-date periods were an expense of $4.0 million and $31.8 million, respectively, compared to benefits of $15.2 million and $5.0 million, respectively, for the same periods in 2004. In addition to the tax on recurring operations, the 2005 expense includes the provision for U.S. income taxes on cash repatriated from Guatemala, tax expense related to an enacted change in state income tax rates in Kentucky, and a tax benefit related to the application of the “tonnage tax” to qualified vessels. The 2004 benefit is due primarily to the write-off associated with the TIE projects, partially offset by the provision for taxes on repatriated cash from Guatemala.

During the three months and six months ended Jun. 30, 2005 and Jun. 30, 2004, the company experienced a number of events that have impacted the overall effective tax rate on continuing operations. These events included permanent reinvestment of foreign income under Accounting Principles Board Opinion No. 23, Accounting for Taxes – Special Areas (APB 23), adjustment of deferred tax assets for the effect of an enacted change in state rates, repatriation of foreign source income to the United States and reduction of income tax expense under the new “tonnage tax” regime. In particular, in the second quarter of 2005, the tonnage tax resulted in a $0.7 million income tax benefit.

Discontinued Operations

Net income from discontinued operations for the 2005 second quarter was $82.8 million, compared to a net loss of $26.3 million in the same period of 2004. Discontinued operations in the quarter included the operating results from the Union and Gila River power stations through the end of May and the $76.5 million gain recorded upon the final disposition of the plants described above. Discontinued operations also include results for the Commonwealth Chesapeake Power Station until its sale on Apr. 19, 2005. Year-to-date net income from discontinued operations was $64.0 million, which reflects the items described above, compared to a net loss of $55.5 million for the same period in 2004.

On Jan. 26, 2005, the Union and Gila River project companies filed a pre-negotiated Chapter 11 case in Arizona, and at the time of the filing the project companies stopped recording the interest expense associated with the non-recourse project debt. The after-tax loss from discontinued operations was approximately $14.4 million and $28.8 million lower than it would otherwise have been in the second quarter and year-to-date periods, respectively, due to this change. Discontinued operations for the 2004 periods include the results from the Frontera and Commonwealth Chesapeake power stations and the results from the energy services businesses that have also been sold, as well as the Union and Gila River power stations, including the interest on the non-recourse debt.

Liquidity and Capital Resources

Cash and Liquidity

TECO Energy’s consolidated cash and cash equivalents, excluding all restricted cash, totaled $188.2 million at Jun. 30, 2005. Restricted cash of $57.1 million includes $50.0 million held in escrow until the end of 2007 related to the sale of a 49 percent interest in the synthetic coal production facilities. Cash at Jun. 30, 2005 excludes the San José and Alborada power stations’ unrestricted cash balances of $31.2 million and restricted cash of $8.9 million, as these companies were deconsolidated due to the adoption of FIN 46R, Consolidation of Variable Interest Entities, effective Jan. 1, 2004.

In addition, at Jun. 30, 2005, aggregate availability under bank credit facilities was $527.4 million, net of letters of credit of $27.6 million outstanding under these facilities and $70 million drawn on Tampa Electric Company’s credit facilities. At the end of the quarter, total liquidity, including cash plus credit facilities, was $746.8 million, which included $357.1 million at Tampa Electric Company consisting of $355.0 million of undrawn credit facilities and $2.1 million of cash.

TECO Energy parent had total liquidity of $332.0 million at Jun. 30, 2005, consisting of $159.6 million of cash and availability under its credit facilities of $172.4 million.

TECO Energy consolidated cash flow from operations for the second quarter included the $54.4 million cash make-whole premium paid in the debt extinguishment, an under-recovery of fuel costs at Tampa Electric and the final payments for hurricane restoration costs at Tampa Electric that carried over from 2004.

Other sources of cash in the second quarter of 2005 were $58.5 million of proceeds from the third-party investors for synfuel production and $300 million of proceeds from the issuance of long-term debt. Cash used in financing activities included dividends of $39.4 million on TECO Energy common stock and the repayment of $380 million of long-term debt at TECO Energy. Capital expenditures for the quarter were $79.9 million.

Financing Activities

On Jan. 14, 2005, the final settlement rate for TECO Energy’s then outstanding 7,208,927 equity security units that were not tendered in the early settlement offer completed in August 2004 was set. On Jan. 18, 2005, each holder of the TECO Energy units purchased from TECO Energy 0.9509 shares of TECO Energy common stock per unit for $25 per share. The cash for the unit holders’ purchase obligation was satisfied from the proceeds received upon the maturity of a portfolio of U.S. Treasury securities acquired in connection with the October 2004 remarketing of the trust preferred securities of TECO Capital Trust II. As a result, TECO Energy issued 6.85 million shares of common stock on Jan. 18, 2005 and received approximately $180 million of proceeds from the settlement.

On May 26, 2005, TECO Energy completed an institutional private placement of $200 million aggregate principal amount of 6.75% Notes due 2015, which produced net proceeds to the company of approximately $198.2 million. The company may redeem all or any part of the 6.75% Notes at its option at any time and from time to time at a redemption price equal to the sum of (i) accrued and unpaid interest to the redemption date on the principal amount of the 6.75% Notes to be redeemed, plus (ii) the greater of (A) 100% of the principal amount of the 6.75% Notes to be redeemed or (B) the net present value of the remaining payments of principal and interest on the 6.75% Notes to be redeemed, discounted at an applicable treasury rate (as defined in the applicable indenture), plus 50 basis points.

Also on that date, as part of TECO Energy’s debt redemption and refinancing plan, TECO Energy called for redemption of all $380 million aggregate principal amount of its 10.5% Notes due 2007. The company completed the redemption on Jun. 27, 2005 utilizing the proceeds from the 6.75% Note placement and available cash on hand at a redemption price of 114.3% of the principal amount plus unpaid and accrued interest to the date of redemption. The total aggregate redemption price was approximately $437.2 million, including approximately $2.9 million of accrued interest. The company recorded pretax debt-extinguishment charges in the second quarter totaling $71.5 million ($45.0 million after tax), consisting of the $54.4 million make-whole cash premium paid in the redemption and a $17.1 million non-cash charge for unamortized discount and debt issuance fees.

On Jun. 7, 2005, TECO Energy completed an institutional private placement of $100 million aggregate principal amount of Floating Rate Notes due 2010, which resulted in net proceeds to the company of approximately $99.1 million. The Floating Rate Notes mature on May 1, 2010 and bear interest at a rate equal to LIBOR, as defined in the applicable indenture, plus 2.0% per annum. The company may redeem all or any part of Floating Rate Notes at its option at any time before May 1, 2007, at a redemption price equal to the sum of (i) accrued and unpaid interest to the redemption date on the principal amount of the Floating Rate Notes to be redeemed, plus (ii) the greater of (A) 100% of the principal amount of the Floating Rate Notes to be redeemed, or (B) the net present value of the remaining payments of principal and interest on the Floating Rate Notes to be redeemed, discounted at an applicable treasury rate (as defined in the applicable indenture), plus 50 basis points. TECO Energy may redeem the Floating Rate Notes, in whole or in part, at any time on or after May 1, 2007, at a redemption price equal to 100% of the principal amount plus a premium declining ratably to par, plus accrued and unpaid interest.

Covenants in Financing Agreements

In order to utilize their respective bank credit facilities, TECO Energy and Tampa Electric Company must meet certain financial tests as defined in the applicable agreements. In addition, TECO Energy, Tampa Electric Company and other operating companies have certain restrictive covenants in specific agreements and debt instruments. TECO Energy, Tampa Electric Company and the other operating companies are in compliance with all required financial covenants. The table that follows lists the covenants and the performance relative to them at Jun. 30, 2005. Reference is made to the specific agreements and instruments for more details.

Significant Financial Covenants

(millions) Instrument	Financial Covenant (1)	Requirement/Restriction	Calculation at Jun. 30, 2005
Tampa Electric Company
PGS senior notes	EBIT/interest (2)	Minimum of 2.0 times	3.4 times
	Restricted payments	Shareholder equity at least $500	$1,677
	Funded debt/capital	Cannot exceed 65%	49.8%
	Sale of assets	Less than 20% of total assets	0%
Credit facilities (3)	Debt/capital	Cannot exceed 60%	48.8%
	EBITDA/interest (2)	Minimum of 2.0 times	5.5 times
6.25% senior notes	Debt/capital	Cannot exceed 60%	48.8%
	Limit on liens	Cannot exceed $787	$287 liens outstanding

TECO Energy
Credit facility	Debt/EBITDA (2)	Cannot exceed 5.25 times	4.1 times
	EBITDA/interest (2)	Minimum of 2.25 times	3.0 times
	Limit on additional indebtedness	Cannot exceed $100 million	$100 unrestricted
$300 million note indenture	Limit on liens	Cannot exceed 5% of tangible assets	$268 unrestricted
$100 million and $200 million note indentures	Restrictions on secured debt	Pro rata security with any new secured debt, with exceptions	None

TECO Diversified
Coal supply agreement guarantee	Dividend restriction	Net worth not less than $415 (40% of tangible net assets)	$598

(1)	As defined in each applicable instrument.
(2)	EBIT generally represents earnings before interest and taxes. EBITDA generally represents EBIT before depreciation and amortization. However, in each circumstance, the term is subject to the definition prescribed under the relevant agreements.
(3)	Includes 3-year bank credit facilities and a 1-year accounts receivable facility.

Off-Balance Sheet Financing

Unconsolidated affiliates have project debt balances as follows at Jun. 30, 2005. TECO Energy has no debt payment obligations with respect to these financings. Although we are not directly obligated on the debt, our equity interest in those unconsolidated affiliates and our commitments with respect to those projects are at risk if those projects are not operated successfully.

(millions)	Long-term Debt	Ownership Interest
San José Power Station	$104.3	100%
Alborada Power Station	$19.6	96%
Empresa Electrica de Guatemala S.A. (EEGSA)	$222.2	24%

2005 Outlook

For 2005, TECO Energy is maintaining its estimate for earnings per share from continuing operations in a range of $1.05 to $1.15, which it announced in June. These forecasted results are based on the company’s current expectations and assumptions, which are subject to risks and uncertainties, including those described below.

Tampa Electric expects approximately 2.5% annual customer growth with energy sales growth slightly above that, assuming normal weather for the remainder of the year. Peoples Gas expects customer growth of about 4% in 2005. Operations and maintenance expenses at the utilities are expected to increase at about the level of inflation for the full year. The after-tax impact of the disallowance of the recovery of a portion of waterborne fuel transportation costs is expected to be in the range of $8 million to $10 million for the full year.

Results at TECO Coal are expected to improve due to coal prices being more than 40% higher than 2004, partially offset by higher production costs. TECO Coal expects full-year production costs to be more than 10% higher than 2004 levels. Production costs increased significantly in the second half of 2004 due to coal truck weight constraints which impacted results starting in the third quarter and increased contract miner costs which were effective in the fourth quarter. For the second half of 2005, TECO Coal also expects to benefit from continued strong earnings and cash flow from its synfuel facilities and the sale of the additional 8% ownership interest of the synfuel production facilities. These estimates of earnings and cash flow assume no reduction in Section 29 tax credits due to limitations that could result from oil prices exceeding the average reference price for the full year. The company estimates that oil prices, as quoted on NYMEX for August through December 2005, would have to average above $65 per barrel before any limitation would be effective for that year. See the discussion in Disclosures About Market Risk – Commodity Risk below for additional information.

TECO Transport anticipates improved results from strong river market pricing due to better balance in the supply and demand for river barges, the benefits of recent tax law changes which reduce taxes on income earned by U.S. flag vessels in international trade, as well as increased product movement through the bulk transfer terminal.

TECO Guatemala expects to continue to provide strong earnings and cash flow at levels about $5 million lower than in 2004, due to 2004 tax benefits that will be lower in 2005.

Estimated 2005 consolidated cash flow from operations of $250 million to $300 million reflects the expected improvements in the operating companies’ results, the cash make-whole premium paid to redeem TECO Energy’s 10.5% notes, and expected under-recoveries on fuel largely offset by the sale of emissions credits.

Net cash generation at TECO Energy parent and TECO Energy consolidated is expected in a range of $195 million to $245 million. Capital expenditures are estimated to remain about $300 million in addition to the $31.8 million paid to the lenders upon the final transfer of the Union and Gila River power stations. Expected net cash generation also reflects the proceeds from the final settlement of the adjustable conversion-rate equity security units, the cash proceeds from the third-party ownership in TECO Coal’s synfuel production facilities, the proceeds from the sale of the Commonwealth Chesapeake Power Station, the expected proceeds from the announced sale of the Dell Power Station, and the issuance of $300 million of long-term debt, the redemption of $380 million of long-term debt. The forecast also assumes the planned retirement of half of the $200 million outstanding of 8.5% trust preferred securities in late 2005 and the remainder in early 2006 and the payment of common stock dividends at current levels.

Common shares outstanding increased by 6.85 million shares on January 18, 2005 upon the final settlement of TECO Energy’s equity security units, which is reflected in the 2005 earnings-per-share forecast. The company does not expect to require additional capital from external sources to meet cash needs in 2005, except for Tampa Electric’s short-term borrowings under its credit facilities for its needs.

Critical Accounting Policies and Estimates

There have been no significant changes to the critical accounting policies and estimates since Dec. 31, 2004. Our Current Report on Form 8-K dated May 23, 2005, includes a detailed discussion under “Critical Accounting Policies and Estimates” about the estimates and assumptions used in the preparation of consolidated financial statements, and reference is made thereto.

Disclosures About Market Risk

Interest Rate Risk

We are exposed to changes in interest rates primarily as a result of our borrowing activities. We may enter into futures, swaps and option contracts, in accordance with the approved risk management policies and procedures, to moderate this exposure to interest rate changes and achieve a desired level of fixed and variable rate debt. As of Jun. 30, 2005 there was no significant change in our exposure to interest rate risk since Dec. 31, 2004.

Credit Risk

As of Jun. 10, 2005, with the sale and transfer of ownership of the Union and Gila River power projects to the project lenders, TECO Energy has substantially exited the merchant power business. Our credit risk exposure has been reduced as a result of that exit.

Commodity Risk

We face varying degrees of exposure to commodity risks—including coal, natural gas, fuel oil and other energy commodity prices. Any changes in prices could affect the prices these businesses charge, their operating costs and the competitive position of their products and services. We assess and monitor risk using a variety of measurement tools based on the degree of exposure of each operating company to commodity risk. The following is an update as of Jun. 30, 2005, to our assessment of commodity risk exposure at Dec. 31, 2004.

As of June 1, 2005, with the sale and transfer of ownership of the Union and Gila River power projects to the project lenders, TECO Energy has substantially exited the merchant power business. The TWG Merchant business segment no longer owns any operating merchant power plants. Accordingly, our exposure to changes in the market prices for electricity and natural gas has been reduced.

As previously reported, TECO Coal is indirectly exposed to changes in the price of crude oil. Under the rules governing Section 29 tax credits, those credits can be phased out in the event that the price of crude oil (as defined by a government price survey) reaches a certain threshold. In the event of a phase out, the proceeds TECO Coal receives from third parties having ownership interests in its synfuel production facilities would be reduced. We expect these proceeds to be approximately $200 million annually in 2005 through 2007, when the Section 29 tax credits expire. The benchmark crude oil prices corresponding to the beginning and end of the tax credit phase-out are estimated for 2005 to be $52 and $65 per barrel, respectively, which we estimate to be equivalent to $57 and $70 per barrel on NYMEX . We estimate that the NYMEX price for August through December 2005 would have to average more than $65 per barrel before the beginning point in the phase-out range would be reached and $97 per barrel before the credit would be fully phased out. To hedge this risk, we have entered into a series of derivative transactions that remove approximately one-third of our exposure for 2005. Our goal is to hedge about $100 million per year of the 2006 and 2007 synfuel proceeds risk exposure, if economic to do so. As of July 2005, the company has hedged approximately 20% of this exposure for 2006.

The following tables summarize the changes in and the fair value balances of energy derivative assets (liabilities) for the quarter ended Jun. 30, 2005:

Changes in Fair Value of Energy Derivatives (millions)

Net fair value of derivatives as of Dec. 31, 2004	$(8.8)
Net change in unrealized fair value of derivatives	35.8
Changes in valuation techniques and assumptions	—
Realized net settlement of derivatives	(1.3)

Net fair value of energy derivatives as of Jun. 30, 2005	$25.7

Roll-Forward of Energy Derivative Net Assets (Liabilities) (millions)

Total energy derivative net assets (liabilities) as of Dec. 31, 2004	$(8.8)
Change in fair value of net derivative assets (liabilities):
Recorded in OCI	34.5
Recorded in earnings	(12.3)
Net option premium payments	6.5
Net purchase (sale) of existing contracts	5.8

Net fair value of energy derivatives as of Jun. 30, 2005	$25.7

Below is a summary table of sources of fair value, by maturity period, for energy derivative contracts at Jun. 30, 2005.

Maturity and Source of Energy Derivative Contracts Net Assets (Liabilities) at Jun. 30, 2005

Contracts Maturing in	Current	Non-current	Total Fair Value
Source of fair value (millions)
Actively quoted prices	$19.0	$1.7	$20.7
Model prices (1)	5.0	—	5.0

Total	$24.0	$1.7	$25.7

(1)	Model prices are used for determining the fair value of energy derivatives where price quotes are infrequent or the market is illiquid. Significant inputs to the models are derived from market-observable data and actual historical experience.

For all unrealized energy derivative contracts, the valuation is an estimate based on the best available information. Actual cash flows could be materially different from the estimated value upon maturity.

Item	3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the discussion entitled “Disclosures About Market Risk” in Part I, Item 2. Management’s Discussion and Analysis.

Item 4. CONTROLS AND PROCEDURES

TECO Energy, Inc.

(a)	Evaluation of Disclosure Controls and Procedures. TECO Energy’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of TECO Energy’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on such evaluation, TECO Energy’s principal financial officer and principal executive officer have concluded that, as of the Evaluation Date, TECO Energy’s disclosure controls and procedures are effective and designed to ensure that the information relating to TECO Energy (including its consolidated subsidiaries) required to be disclosed in TECO Energy’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods.

(b)	Changes in Internal Controls. There was no change in TECO Energy’s internal control over financial reporting (as defined in Rules 13a–15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of TECO Energy’s internal controls that occurred during TECO Energy’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, such controls.

Tampa Electric Company

(a)	Evaluation of Disclosure Controls and Procedures. Tampa Electric Company’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of Tampa Electric Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on such evaluation, Tampa Electric Company’s principal financial officer and principal executive officer have concluded that, as of the Evaluation Date, Tampa Electric Company’s disclosure controls and procedures are effective and designed to ensure that the information relating to Tampa Electric Company (including its consolidated subsidiaries) required to be disclosed in Tampa Electric Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods.

(b)	Changes in Internal Controls. There was no change in Tampa Electric Company’s internal control over financial reporting (as defined in Rules 13a–15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of Tampa Electric Company’s internal controls that occurred during Tampa Electric Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, such controls.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

See the Legal Contingencies and the Superfund and Former Manufactured Gas Plant Sites sections of Note 11 to the TECO Energy Consolidated Financial Statements, and the Legal Contingencies and the Superfund and Former Manufactured Gas Plant Sites sections of Note 8 to the Tampa Electric Company Consolidated Financial Statements.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table shows the number of shares of TECO Energy common stock deemed to have been repurchased by TECO Energy during the quarter.

	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Apr. 1, 2005 – Apr. 30, 2005	20,849	$16.01	—	—
May 1, 2005 – May 31, 2005	10,562	$16.53	—	—
Jun. 1, 2005 – Jun. 30, 2005	16,274	$17.95	—	—

Total 2nd Quarter 2005	47,685	$16.79	—	—

(1)	These shares were not repurchased through a publicly announced plan or program, but rather relate to compensation or retirement plans of the company. Specifically, these shares represent shares delivered in satisfaction of the exercise price and/or tax withholding obligations by holders of stock options who exercised options (granted under TECO Energy’s incentive compensation plans), shares delivered or withheld (under the terms of grants under TECO Energy’s incentive compensation plans) to offset tax withholding obligations associated with the vesting of restricted shares, restricted shares that were deferred upon vesting pursuant to the TECO Energy Group Deferred Compensation Plan and shares purchased by the TECO Energy Group Retirement Savings Plan pursuant to directions from plan participants or dividend reinvestment.

Item 6. EXHIBITS

Exhibits - See index beginning on page 49.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 8th day of August, 2005.

TECO ENERGY, INC.
(Registrant)

Date: Aug. 8, 2005	By:	/s/ G. L. GILLETTE
G. L. GILLETTE
Executive Vice President
and Chief Financial Officer
(Principal Financial Officer)

TAMPA ELECTRIC COMPANY
(Registrant)

Date: Aug. 8, 2005	By:	/s/ G. L. GILLETTE
G. L. GILLETTE
Senior Vice President
and Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	* Articles of Incorporation of TECO Energy, Inc., as amended on April 20, 1993 (Exhibit 3, Form 10-Q for the quarter ended Mar. 31, 1993 of TECO Energy, Inc.).

3.2	* Bylaws of TECO Energy, Inc., as amended effective Jul. 6, 2004 (Exhibit 3.2, Registration Statement on Form S-4 No. 333-117701 of TECO Energy, Inc.).

3.3	* Articles of Incorporation of Tampa Electric Company (Exhibit 3, Registration Statement No. 2-70653 of Tampa Electric Company).

3.4	* Bylaws of Tampa Electric Company, as amended effective April 16, 1997 (Exhibit 3, Form 10-Q for the quarter ended Jun. 30, 1997 of Tampa Electric Company).

4.1	* Tenth Supplemental Indenture dated as of May 26, 2005 between TECO Energy, Inc. and The Bank of New York, as trustee, supplementing the Indenture dated as of August 17, 1998 (including the form of 6.75% Note) (Exhibit 4.1, Form 8-K filed May 31, 2005 by TECO Energy, Inc.).

4.2	* Eleventh Supplemental Indenture dated as of June 7, 2005 between TECO Energy, Inc. and The Bank of New York, as trustee, supplementing the Indenture dated as of August 17, 1998 (including the form of Floating Rate Note) (Exhibit 4.1, Form 8-K filed June 8, 2005 by TECO Energy, Inc.).

10.1	* Registration Rights Agreement dated as of May 26, 2005 between TECO Energy, Inc. and UBS Securities LLC (as representative of the Purchasers named therein) (Exhibit 10.1, Form 8-K filed May 31, 2005 by TECO Energy, Inc.).

10.2	* Excerpt of Joint Plan of Reorganization Pursuant to Chapter 11 of the Bankruptcy Code of Union Power Partners, L.P., Panda Gila River, L.P., Trans-Union Interstate Pipeline, L.P., and UPP Finance Co., LLC, dated Feb. 2, 2005 (Exhibit 10.1, Form 8-K filed June 7, 2005 by TECO Energy, Inc.).

10.3	* Master Release Agreement and Amendment to Undertakings dated Jan. 24, 2005, by and among TECO-Panda Generating Company, L.P., TECO Energy Source, Inc., TECO Energy, Inc., Union Power I, LLC, Union Power II, LLC, Panda Gila River I, LLC, Panda Gila River II, LLC, Trans-Union Interstate I, LLC, Trans-Union Interstate II, LLC, Union Power Partners, L.P., Panda Gila River, L.P., Trans-Union Interstate Pipeline, L.P., UPP Finance Co., LLC, Citibank, N.A., as Administrative Agent; and the financial institutions named therein (Exhibit 10.2, Form 8-K filed June 7, 2005 by TECO Energy, Inc.).

10.4	* Representation and Indemnification Agreement dated as of Jun. 1, 2005, by and among Entegra Power Group LLC, Union Power LLC, Gila River Power LLC and Trans-Union Pipeline LLC, as Transferees, and TECO Energy, Inc. (Exhibit 10.3, Form 8-K filed June 7, 2005 by TECO Energy, Inc.).

10.5	* Registration Rights Agreement dated as of June 7, 2005 between TECO Energy, Inc. and UBS Securities LLC (as representative of the Purchasers named therein) (Exhibit 10.1, Form 8-K filed June 8, 2005 by TECO Energy, Inc.).

10.6	* Asset Purchase and Sale Agreement dated as of June 10, 2005 between TPS Dell, LLC and Associated Electric Cooperative, Inc. (Exhibit 10.1, Form 8-K filed June 13, 2005 by TECO Energy, Inc.).

12.1	Ratio of Earnings to Fixed Charges – TECO Energy, Inc.

12.2	Ratio of Earnings to Fixed Charges – Tampa Electric Company.

31.1	Certification of the Chief Executive Officer of TECO Energy, Inc. pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of TECO Energy, Inc. pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of the Chief Executive Officer of Tampa Electric Company pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of the Chief Financial Officer of Tampa Electric Company pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of TECO Energy, Inc. pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification of the Chief Executive Officer and Chief Financial Officer of Tampa Electric Company pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

99.1	Investment Considerations.

(1)	This certification accompanies the Quarterly Report on Form 10-Q and is not filed as part of it.
*	Indicates exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference. Exhibits filed with periodic reports of TECO Energy, Inc. and Tampa Electric Company were filed under Commission File Nos. 1-8180 and 1-5007, respectively.