Form 10-K/A
period 2004-12-31
TAMPA ELECTRIC CO; TECO ENERGY INC
filed 2005-08-26
CIK 96271, 350563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

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

Indicate by check mark whether TECO Energy, Inc. is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

(continued)

Indicate by check mark whether Tampa Electric Company is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐     NO  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☐

The aggregate market value of TECO Energy, Inc.’s common stock held by nonaffiliates of the registrant as of June 30, 2004 was $2,259,962,775.

The aggregate market value of Tampa Electric Company’s common stock held by nonaffiliates of the registrant as of June 30, 2004 was zero.

The number of shares of TECO Energy, Inc.’s common stock outstanding as of February 28, 2005 was 206,890,448. As of February 28, 2005, there were 10 shares of Tampa Electric Company’s common stock issued and outstanding, all of which were held, beneficially and of record, by TECO Energy, Inc.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement relating to the 2005 Annual Meeting of Shareholders of TECO Energy, Inc. are incorporated by reference into Part III.

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

Index to Exhibits begins on page 6

EXPLANATORY NOTE

TECO Energy, Inc. and Tampa Electric Company are filing this amendment to their combined Annual Report on Form 10-K for the year ended December 31, 2004 (the Original Form 10-K), originally filed with the Securities and Exchange Commission on March 15, 2005, solely for the purpose of including as an exhibit the agreement referred to as Exhibit 4.5 in the Exhibit Index in the Original Form 10-K rather than incorporating that exhibit by reference to Exhibit 4.1 to TECO Energy, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002. The exhibit filed with that quarterly report included the form of a certain bond maturing Oct. 1, 2013 issued pursuant to the Loan and Trust Agreement among Hillsborough County Industrial Development Authority, Tampa Electric Company and The Bank of New York Trust Company of Florida, as Trustee, dated as of June 1, 2002 (the Loan and Trust Agreement), but not the Loan and Trust Agreement in its entirety. This Form 10-K/A amends Items 15(a)(3) and (b) of the Original Form 10-K by amending the Exhibit Index referred to in those items to delete the parenthetical cross-reference at the end of the description of Exhibit 4.5 and to file the Loan and Trust Agreement as an exhibit.

3

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	Certain Documents Filed as Part of this Form 10-K

1.	Financial Statements

TECO Energy, Inc. Financial Statements – See index on page 1 of Exhibit 99.1 to TECO Energy, Inc.’s Current Report on Form 8-K dated May 23, 2005

Tampa Electric Company Financial Statements – See index on page 127 of the Original Form 10-K

2	Financial Statement Schedules

Condensed Parent Company Financial Statements Schedule I – pages 158 – 161 of the Original Form 10-K

TECO Energy, Inc. Schedule II – page 162 of the Original Form 10-K

Tampa Electric Company Schedule II – page 163 of the Original Form 10-K

3.	Exhibits – See index beginning on page 167 of the Original Form 10-K, as amended and supplemented by the index on page 6 of this report

(b) The exhibits filed as part of this Form 10-K/A are listed on the Exhibit Index immediately preceding such Exhibits. The Exhibit Index is incorporated herein by reference.

(c) The financial statement schedules filed as part of the Original Form 10-K are listed in paragraph (a)(2) above, and are contained in the Original Form 10-K.

All other schedules and exhibits not indicated above are contained in the Original 10-K.

4

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 26th of August 2005.

TECO ENERGY, INC.

By:	/s/ G.L. GILLETTE
G.L. GILLETTE
Executive Vice President
and Chief Financial Officer

TAMPA ELECTRIC COMPANY

By:	/s/ G.L. GILLETTE
G.L. GILLETTE
Senior Vice President– Finance
and Chief Financial Officer

5

INDEX TO EXHIBITS

Exhibit No.	Description	Page No.
4.5	Loan and Trust Agreement among Hillsborough County Industrial Development Authority, Tampa Electric Company and The Bank of New York Trust Company of Florida, N.A., as trustee, dated as of Jun. 1, 2002.	[	]

31.1	Certification of the Chief Executive Officer of TECO Energy, Inc. pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.	[	]

31.2	Certification of the Chief Financial Officer of TECO Energy, Inc. pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.	[	]

31.3	Certification of the Chief Executive Officer of Tampa Electric Company pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.	[	]

31.4	Certification of the Chief Financial Officer of Tampa Electric Company to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.	[	]

6