Form 10-Q
period 2005-09-30
TAMPA ELECTRIC CO; TECO ENERGY INC
filed 2005-11-09
CIK 96271, 350563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

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

Rule 12b-2).    YES  ☐    NO  ☒

Indicate by check mark whether TECO Energy, Inc. is a shell company (as defined by Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate by check mark whether Tampa Electric Company is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Number of shares of TECO Energy, Inc.’s common stock outstanding as of October 31, 2005 was 208,121,664.

As of October 31, 2005, there were 10 shares of Tampa Electric Company’s common stock issued and outstanding, all of which were held, beneficially and of record, by TECO Energy, Inc.

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

Index to Exhibits appears on page 51

PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

TECO ENERGY, INC.

In the opinion of management, the unaudited consolidated financial statements include all adjustments that are of a recurring nature and necessary to fairly state the financial position of TECO Energy, Inc. and subsidiaries as of Sep. 30, 2005 and Dec. 31, 2004, and the results of their operations and cash flows for the periods ended Sep. 30, 2005 and 2004. The results of operations for the three month and nine month periods ended Sep. 30, 2005 are not necessarily indicative of the results that can be expected for the entire fiscal year ending Dec. 31, 2005. References should be made to the explanatory notes affecting the consolidated financial statements contained in TECO Energy, Inc.’s Current Report on Form 8-K dated May 23, 2005, and to the notes on pages 9 through 25 of this report.

TECO ENERGY, INC.

Consolidated Balance Sheets

Unaudited

Assets (millions)	Sep. 30, 2005	Dec. 31, 2004
Current assets
Cash and cash equivalents	$354.3	$96.7
Restricted cash	57.4	57.1
Receivables, less allowance for uncollectibles of $7.7 and $8.0 at Sep. 30, 2005 and Dec. 31, 2004, respectively	336.4	286.8
Inventories, at average cost
Fuel	82.8	46.2
Materials and supplies	71.3	74.6
Current derivative assets	136.8	3.8
Prepayments and other current assets	28.3	26.8
Assets held for sale	—	128.8

Total current assets	1,067.3	720.8

Property, plant and equipment
Utility plant in service
Electric	4,845.0	4,857.9
Gas	827.9	810.8
Construction work in progress	205.4	207.1
Other property	822.4	847.6

Property, plant and equipment, at original cost	6,700.7	6,723.4
Accumulated depreciation	(2,150.5)	(2,065.5)

Total property, plant and equipment (net)	4,550.2	4,657.9

Other assets
Deferred income taxes	715.4	875.0
Other investments	8.0	8.0
Regulatory assets	341.5	201.0
Investment in unconsolidated affiliates	285.6	263.0
Goodwill	59.4	59.4
Long-term derivative assets	21.5	—
Deferred charges and other assets	134.8	128.2
Assets held for sale	8.3	2,059.1

Total other assets	1,574.5	3,593.7

Total assets	$7,192.0	$8,972.4

The accompanying notes are an integral part of the consolidated financial statements.

TECO ENERGY, INC.

Consolidated Balance Sheets – continued

Unaudited

Liabilities and capital (millions)	Sep. 30, 2005	Dec. 31, 2004
Current liabilities
Long-term debt due within one year
Recourse	$5.5	$5.5
Non-recourse	1.3	8.1
Notes payable	20.0	115.0
Accounts payable	348.1	257.8
Customer deposits	112.8	105.8
Current derivative liabilities	—	11.5
Interest accrued	84.3	50.6
Taxes accrued	70.1	36.3
Liabilities associated with assets held for sale	2.1	1,631.8

Total current liabilities	644.2	2,222.4

Other liabilities
Investment tax credits	17.9	20.0
Regulatory liabilities	787.6	539.0
Long-term derivative liability	—	0.5
Deferred credits and other liabilities	349.6	351.5
Liabilities associated with assets held for sale	—	672.2
Long-term debt, less amount due within one year
Recourse	3,520.0	3,588.9
Non-recourse	11.7	13.4
Junior subordinated	277.7	277.7
Minority interest	—	2.9

Total other liabilities	4,964.5	5,466.1

Commitments and contingencies (see Note 11)

Capital
Common equity (400 million shares authorized; par value $1; 208.1 million shares and 199.7 million shares outstanding at Sep. 30, 2005 and Dec. 31, 2004, respectively)	208.1	199.7
Additional paid in capital	1,562.6	1,489.4
Retained deficit	(135.1)	(357.6)
Accumulated other comprehensive loss	(43.2)	(43.8)

Common equity	1,592.4	1,287.7
Unearned compensation	(9.1)	(3.8)

Total capital	1,583.3	1,283.9

Total liabilities and capital	$7,192.0	$8,972.4

The accompanying notes are an integral part of the consolidated financial statements.

TECO ENERGY, INC.

Consolidated Statements of Income

Unaudited

(millions, except per share amounts)	Three months ended Sep. 30,
	2005	2004
Revenues
Regulated electric and gas (includes franchise fees and gross receipts taxes of $24.2 in 2005 and $22.4 in 2004)	$663.2	$565.1
Unregulated	173.2	133.0

Total revenues	836.4	698.1

Expenses
Regulated operations
Fuel	120.4	153.9
Purchased power	104.6	53.1
Cost of natural gas sold	96.7	52.2
Other	68.6	61.3
Other operations	170.2	156.2
Maintenance	52.4	31.7
Depreciation	71.2	68.1
Taxes, other than income	51.7	45.2

Total expenses	735.8	621.7

Income from operations	100.6	76.4

Other (expense) income
Other income	64.9	28.8
Loss on debt extinguishment	—	(4.3)
Impairment on TIE investment	—	(0.4)
Income from equity investments	14.8	20.7

Total other income	79.7	44.8

Interest charges
Interest expense	68.3	75.2

Total interest charges	68.3	75.2

Income before provision for income taxes	112.0	46.0
Provision for income taxes	39.2	19.5

Income from continuing operations before minority interests	72.8	26.5
Minority interest	21.7	19.3

Income from continuing operations	94.5	45.8

Discontinued operations
Loss from discontinued operations	(2.0)	(6.7)
Income tax benefit	(2.1)	(2.2)

Total discontinued operations	0.1	(4.5)

Net income	$94.6	$41.3

Average common shares outstanding
Basic	207.1	194.1
Diluted	209.3	194.4

Earnings per share from continuing operations
Basic	$0.46	$0.23
Diluted	$0.45	$0.23

Earnings per share from discontinued operations
Basic	$—	$(0.02)
Diluted	$—	$(0.02)

Earnings per share
Basic	$0.46	$0.21
Diluted	$0.45	$0.21

Dividends paid per common share outstanding	$0.19	$0.19

The accompanying notes are an integral part of the consolidated financial statements.

TECO ENERGY, INC.

Consolidated Statements of Income

Unaudited

(millions, except per share amounts)	Nine months ended Sep. 30,
	2005	2004
Revenues
Regulated electric and gas (includes franchise fees and gross receipts taxes of $65.5 in 2005 and $63.7 in 2004)	$1,723.0	$1,587.5
Unregulated	517.1	395.5

Total revenues	2,240.1	1,983.0

Expenses
Regulated operations
Fuel	362.8	395.1
Purchased power	190.4	135.2
Cost of natural gas sold	246.6	171.3
Other	195.1	188.9
Other operations	485.8	429.6
Maintenance	128.5	98.2
Depreciation	211.2	207.0
Asset impairment	—	6.7
Taxes, other than income	146.5	141.1

Total expenses	1,966.9	1,773.1

Income from operations	273.2	209.9

Other income (expense)
Allowance for other funds used during construction	—	0.7
Other income	136.3	113.6
Loss on debt extinguishment	(71.5)	(4.3)
Impairment on TIE investment	—	(152.3)
Income from equity investments	43.7	26.6

Total other income (expense)	108.5	(15.7)

Interest charges
Interest expense	220.2	245.3
Allowance for borrowed funds used during construction	—	(0.3)

Total interest charges	220.2	245.0

Income (loss) before provision for income taxes	161.5	(50.8)
Provision for income taxes	71.0	14.5

Income (loss) from continuing operations before minority interests	90.5	(65.3)
Minority interest	67.9	60.9

Income (loss) from continuing operations	158.4	(4.4)

Discontinued operations
Income (loss) from discontinued operations	88.2	(92.2)
Income tax provision (benefit)	24.1	(32.2)

Total discontinued operations	64.1	(60.0)

Net income (loss)	$222.5	$(64.4)

Average common shares outstanding
Basic	206.0	190.5
Diluted	207.8	190.5

Earnings per share from continuing operations
Basic	$0.77	$(0.02)
Diluted	$0.76	$(0.02)

Earnings per share from discontinued operations
Basic	$0.31	$(0.32)
Diluted	$0.31	$(0.32)

Earnings per share
Basic	$1.08	$(0.34)
Diluted	$1.07	$(0.34)

Dividends paid per common share outstanding	$0.57	$0.57

The accompanying notes are an integral part of the consolidated financial statements.

TECO ENERGY, INC.

Consolidated Statements of Comprehensive Income

Unaudited

(millions)	Three months ended Sep. 30,		Nine months ended Sep. 30,
	2005	2004	2005	2004
Net income (loss)	$94.6	$41.3	$222.5	$(64.4)

Other comprehensive income, net of tax
Net unrealized gains on cash flow hedges	0.1	4.6	0.6	8.0

Other comprehensive income, net of tax	0.1	4.6	0.6	8.0

Comprehensive income (loss)	$94.7	$45.9	$223.1	$(56.4)

The accompanying notes are an integral part of the consolidated financial statements.

TECO ENERGY, INC.

Consolidated Statements of Cash Flows

Unaudited

(millions)	Nine months ended Sep. 30,
	2005	2004
Cash flows from operating activities
Net income (loss)	$222.5	$(64.4)
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	211.2	217.4
Deferred income taxes	84.6	(92.6)
Investment tax credits, net	(2.0)	(2.2)
Allowance for funds used during construction	—	(1.0)
Amortization of unearned compensation	4.1	10.2
Gain on sales of business/assets, pretax	(232.9)	(108.9)
Non-cash debt extinguishment charge, pretax	17.2	—
Equity in earnings of unconsolidated affiliates, net of cash distributions on earnings	(22.3)	(25.0)
Minority interest	(67.9)	(61.0)
Asset impairment, pretax	—	161.5
TMDP arbitration recovery, pre-tax	—	(5.7)
Deferred recovery clause	(61.0)	27.6
Receivables, less allowance for uncollectibles	(66.5)	(7.2)
Inventories	(38.3)	22.0
Prepayments and other deposits	3.8	4.3
Taxes accrued	27.3	28.8
Interest accrued	51.7	92.6
Accounts payable	117.6	(72.3)
Other	(10.9)	38.6

Cash flows from operating activities	238.2	162.7

Cash flows from investing activities
Capital expenditures	(213.8)	(172.3)
Allowance for funds used during construction	—	1.0
Net proceeds from sales of business/assets	237.9	187.1
Net cash reduction from deconsolidation	—	(22.8)
Restricted cash	27.7	(40.3)
Distributions from unconsolidated affiliates	0.1	43.9
Other non-current investments	4.2	17.0

Cash flows from investing activities	56.1	13.6

Cash flows from financing activities
Dividends	(118.2)	(107.3)
Common stock	194.7	8.0
Proceeds from long-term debt	311.9	—
Repayment of long-term debt	(394.0)	(97.7)
Minority interest	65.9	60.3
Early exchange of equity units	—	(17.6)
Net decrease in short-term debt	(95.0)	(12.5)
Equity contract adjustment payments	(2.0)	(15.2)

Cash flows used in financing activities	(36.7)	(182.0)

Net increase (decrease) in cash and cash equivalents	257.6	(5.7)
Cash and cash equivalents at beginning of period	96.7	108.2

Cash and cash equivalents at end of period	$354.3	$102.5

The accompanying notes are an integral part of the consolidated financial statements.

TECO ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

Revenues and Fuel Costs

As of Sep. 30, 2005 and Dec. 31, 2004, unbilled revenues of $50.2 million and $46.3 million, respectively, are included in the “Receivables” line item on the balance sheet.

Purchased Power

Tampa Electric purchases power on a regular basis to meet the needs of its customers. Tampa Electric purchased power from entities not affiliated with TECO Energy at a cost of $104.6 million and $190.4 million, respectively, for the three months and nine months ended Sep. 30, 2005, compared to $53.1 million and $135.2 million, respectively, for the three months and nine months ended Sep. 30, 2004. Prudently incurred purchased power costs at Tampa Electric are recoverable through Florida Public Service Commission (FPSC)-approved cost recovery clauses.

Accounting for Franchise Fees and Gross Receipts

The regulated utilities (Tampa Electric and Peoples Gas System (PGS)) are allowed to recover from customers certain costs incurred through prices approved by the FPSC. The amounts included in customers’ bills for franchise fees and gross receipts taxes are included as revenues on the Consolidated Statements of Income. These amounts totaled $24.2 million and $65.5 million, respectively, for the three months and nine months ended Sep. 30, 2005, compared to $22.4 million and $63.7 million, respectively, for the three months and nine months ended Sep. 30, 2004. Franchise fees and gross receipt taxes payable by the regulated utilities are included as an expense on the Consolidated Statements of Income in “Taxes, other than income.” These totaled $24.3 million and $65.4 million, respectively, for the three months and nine months ended Sep. 30, 2005, compared to $22.4 million and $63.6 million, respectively, for the three months and nine months ended Sep. 30, 2004.

Stock-Based Compensation

TECO Energy has adopted the disclosure-only provisions of Financial Accounting Standards Board (FASB) Statement No. 148 (FAS 148), Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123, but applies Accounting Principles Board Opinion No. (APB) 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock-based compensation plans. Stock options are granted with an option price greater than or equal to the fair value on the grant date, therefore, no compensation expense has been recognized for stock options granted under the company’s stock-based compensation plans. If the company had elected to recognize compensation expense for stock options based on the fair value at grant date, consistent with the method prescribed by FASB Statement No. 123 (FAS 123), Accounting for Stock-Based Compensation, net income and earnings per share would have been reduced to the pro forma amounts as follows. These pro forma amounts were determined using the Black-Scholes valuation model with weighted average assumptions as follows:

Pro Forma Stock-Based Compensation Expense

(millions, except per share amounts)	Three months ended Sep. 30,		Nine months ended Sep. 30,
	2005	2004	2005	2004
Net income (loss) from continuing operations
As reported	$94.5	$45.8	$158.4	$(4.4)
Add: Unearned compensation expense (1)	0.2	1.4	2.5	1.8
Less: Pro forma expense (2)	0.9	2.4	4.9	4.7

Pro forma	$93.8	$44.8	$156.0	$(7.3)

Net income (loss)
As reported	$94.6	$41.3	$222.5	$(64.4)
Add: Unearned compensation expense (1)	0.2	1.4	2.5	1.8
Less: Pro forma expense (2)	0.9	2.4	4.9	4.7

Pro forma	$93.9	$40.3	$220.1	$(67.3)

Net income (loss) from continuing operations – EPS, basic
As reported	$0.46	$0.23	$0.77	$(0.02)
Pro forma	$0.45	$0.23	$0.76	$(0.04)
Net income (loss) from continuing operations – EPS, diluted
As reported	$0.45	$0.23	$0.76	$(0.02)
Pro forma	$0.44	$0.23	$0.75	$(0.04)
Net income (loss) – EPS, basic
As reported	$0.46	$0.21	$1.08	$(0.34)
Pro forma	$0.45	$0.21	$1.07	$(0.35)
Net income (loss) – EPS, diluted
As reported	$0.45	$0.21	$1.07	$(0.34)
Pro forma	$0.44	$0.21	$1.06	$(0.35)

Assumptions
Risk-free interest rate	4.02%	4.04%	4.02%	4.04%
Expected lives (in years)	7	7	7	7
Expected stock volatility	34.12%	34.10%	34.12%	34.10%
Dividend yield	4.66%	5.67%	4.66%	5.67%

(1)	Unearned compensation expense reflects the compensation expense of restricted stock awards, after-tax.
(2)	Compensation expense for stock options determined under the fair-value based method, after-tax, plus compensation expense associated with restricted stock awards, after-tax.

Reclassifications

Certain prior year amounts were reclassified to conform to the current year presentation. Results for all prior periods have been reclassified from continuing operations to discontinued operations, as appropriate, for each of the entities as discussed in Note 15.

2. New Accounting Pronouncements

Stock-Based Compensation

The effective date of FASB Statement No.123 (revised 2004) (FAS 123R), Share-Based Payment, was deferred to Jan. 1, 2006 by the Securities and Exchange Commission (SEC). The revision to FAS 123R will require financial statement cost recognition for certain share-based payment transactions that are made after the effective date in return for goods and services. Additionally, the revision will require financial statement cost recognition for certain share-based payment transactions that have been made prior to the effective date but for which the requisite service is provided after the effective date. The company plans to implement FAS 123R on Jan. 1, 2006 and continues to evaluate the impact of implementation.

Asset Retirement Obligations

FASB Interpretation No. 47 (FIN 47), Accounting for Conditional Asset Retirement Obligation, an Interpretation of FASB Statement No. 143, was issued in March 2005 and becomes effective for fiscal years ending after Dec. 15, 2005. FIN 47 clarifies the term “conditional asset retirement obligation” as a legal obligation to perform an asset retirement activity in which the timing and method of settlement are conditional on a future event that may or may not be within the control of the entity, and clarifies when an entity has sufficient information to reasonably estimate the fair value of an asset retirement obligation. The company plans to implement FIN 47 during the fourth quarter of 2005 and continues to evaluate the impact of implementation.

Accounting Changes and Error Corrections

FASB Statement No. 154 (FAS 154), Accounting Changes and Error Corrections, was issued in May 2005 and becomes effective for accounting changes and corrections of errors made in fiscal years beginning after Dec. 15, 2005. FAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, redefines the term “restatement” as the revising of previously issued financial statements to reflect the correction of an error, requires that retrospective application of a change in accounting principle be limited to the direct effects of the change, and requires that a change in depreciation, amortization or depletion method for long-lived nonfinancial assets be accounted for as a change in accounting estimate. This statement will be implemented on Jan. 1, 2006 and is not expected to materially impact the company.

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

Tampa Electric’s cost recovery clause regulatory asset has increased by $126.7 million since Dec. 31, 2004 primarily as a result of increased commodity prices of fuel. Tampa Electric has made its annual fuel filing for increased cost recovery rates for fuel. These rates will become effective in January 2006. Based upon the increased rate called for in the fuel filing, this regulatory asset balance will be reduced. However, the reduction of this regulatory asset balance is dependent upon actual commodity fuel prices compared with those anticipated in the annual fuel filing.

See Footnote 16 for a discussion of the fuel recovery clause related to the company’s fuel commodity hedging activity and the related regulatory liability established to offset the increase in value of the hedging derivate assets.

SO2 Emission Allowances

The Clean Air Act Amendments of 1990 established sulfur dioxide (SO2) allowances to manage the achievement of SO2 emissions requirements. The legislation also established a market-based SO2 allowance trading component.

An allowance authorizes a utility to emit one ton of SO2 during a given year. The Environmental Protection Agency (EPA) allocates allowances to utilities based on mandated emissions reductions. At the end of each year, a utility must hold an amount of allowances at least equal to its annual emissions. Allowances are fully marketable commodities. Once allocated, allowances may be bought, sold, traded, or banked for use in future years. Allowances may not be used for compliance prior to the calendar year for which they are allocated.

Over the years, Tampa Electric has acquired allowances through EPA allocations. Also, over time, Tampa Electric has sold unneeded allowances based on compliance needs and allowances available. The SO2 allowances unneeded and sold in 2005 resulted from lower emissions at Tampa Electric brought about by environmental actions taken by the company under the Clean Air Act and EPA and Department of Environmental Protection (DEP) agreements.

In 2005, Tampa Electric sold approximately 100,000 unneeded allowances, resulting in a gain of approximately $79.7 million ($49.0 million after-tax), over 95% of which accrues to customers through the environmental cost recovery clause. Currently, Tampa Electric holds approximately 120,000 allowances.

Regulatory Assets and Liabilities

Tampa Electric and PGS maintain their accounts in accordance with recognized policies of the FPSC. In addition, Tampa Electric maintains its accounts in accordance with recognized policies prescribed or permitted by the Federal Energy Regulatory Commission (FERC). These policies conform with GAAP in all material respects.

Tampa Electric and PGS apply the accounting treatment permitted by FASB Statement No.71 (FAS 71), Accounting for the Effects of Certain Types of Regulation. Areas of applicability include deferral of revenues under approved regulatory agreements; revenue recognition resulting from cost recovery clauses that provide for monthly billing charges to reflect increases or decreases in fuel, purchased power, conservation and environmental costs; substantially all changes in the fair value of derivative instruments until the contracts are settled; and deferral of costs as regulatory assets, when cost recovery is ordered over a period longer than a fiscal year, to the period that the regulatory agency recognizes them.

Tampa Electric Storm Restoration Costs

On Apr. 1, 2005, Tampa Electric, the Office of Public Counsel, and the Florida Industrial Power Users Group executed and filed with the FPSC a stipulation regarding the treatment of Tampa Electric’s 2004 hurricane restoration costs. The cumulative restoration costs of approximately $75 million exceeded by $32 million the company’s transmission and distribution reserve account (storm reserve) as of August 2004 (prior to the first hurricane in 2004). In the stipulation, Tampa Electric agreed to charge $39 million of hurricane restoration costs as embedded regulatory assets included in “Plant In-Service” (rate base) rather than seek a customer surcharge to cover the storm reserve deficit. With this adjustment and additional normal accruals, the storm reserve had a positive balance of approximately $10 million going into this year’s hurricane season in June 2005. Additionally, Tampa Electric agreed not to seek an increase in base rates that would become effective prior to Jan. 1, 2007, except to recover any future storm restoration costs in excess of the accrued storm reserve. The agreement was approved by the FPSC in May 2005.

Details of the regulatory assets and liabilities as of Sep. 30, 2005 and Dec. 31, 2004 are presented in the following table:

Regulatory Assets and Liabilities

(millions)	Sep. 30, 2005	Dec. 31, 2004
Regulatory assets:
Regulatory tax asset (1)	$111.8	$57.6
Other:
Cost recovery clauses	174.9	48.2
Deferred bond refinancing costs (2)	29.7	32.5
Environmental remediation	16.8	16.9
Competitive rate adjustment	5.4	6.1
Transmission and distribution storm reserve	—	28.0
Other	2.9	11.7

	229.7	143.4

Total regulatory assets	$341.5	$201.0

Regulatory liabilities:
Regulatory tax liability (1)	$24.2	$29.5
Other:
Deferred allowance auction credits	1.3	2.3
Cost recovery clauses	222.4	8.7
Environmental remediation	16.8	16.9
Transmission and distribution storm reserve	11.4	—
Deferred gain on property sales (3)	5.4	1.7
Accumulated reserve – cost of removal	502.4	479.9
Other	3.7	—

	763.4	509.5

Total regulatory liabilities	$787.6	$539.0

(1)	Related primarily to plant life. Includes $13.4 million and $14.6 million of excess deferred taxes as of Sep. 30, 2005 and Dec. 31, 2004, respectively.
(2)	Amortized over the term of the related debt instrument.
(3)	Amortized over a 5-year period with various ending dates.

4. Income Tax Expense

During the nine months ended Sep. 30, 2005 and Sep. 30, 2004 the company experienced a number of events that have impacted the overall effective tax rate on continuing operations. These events included permanent reinvestment of foreign income under APB Opinion No. 23, Accounting for Taxes – Special Areas, (APB 23), adjustment of deferred tax assets for the effect of an enacted change in state rates, repatriation of foreign source income to the United States and reduction of income tax expense under the new “tonnage tax” regime.

On Oct. 22, 2004, the President signed the American Jobs Creation Act of 2004 (the “Act”). The Act creates a temporary incentive for U.S corporations to repatriate accumulated income earned abroad by providing an 85% dividend-received deduction for certain dividends from controlled foreign corporations. The company elected to apply Code Section 965 with respect to its 2005 foreign cash dividends. For the nine months ended Sep. 30, 2005, the company repatriated $31.5 million, resulting in $1.0 million of additional tax expense net of foreign tax credit.

Code Section 248 of the Act also introduced a new “tonnage tax” which allows corporations to elect to exclude from gross income certain income from activities connected with the operation of a U.S. flag vessel in U.S. foreign trade and become subject to a tax imposed on the per-ton weight of the qualified vessel instead. The company elected to apply Code Section 248 for qualified vessels in 2005.

During the three and nine months ended Sep. 30, 2005 the company experienced a number of events that have impacted the overall effective tax rate on discontinued operations. Specifically, the company recorded significant consolidated state tax benefits and impacts from reconciliations to final returns for certain divested assets during 2005.

5. Employee Postretirement Benefits

Included in the table below is the periodic expense for pension and other postretirement benefits offered by the company. No significant changes have been made to these benefit plans since Dec. 31, 2003. On May 19, 2004, the FASB issued FASB Staff Position (FSP) 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which supersedes FSP 106-1 and was adopted by the company on Jul. 1, 2004.

Pension Expense (Benefit)

(millions) Three months ended Sep. 30,	Pension Benefits		Other Postretirement Benefits
	2005	2004	2005	2004
Components of net periodic benefit expense
Service cost (benefits earned during the period)	$4.1	$4.3	$1.6	$0.9
Interest cost on projected benefit obligations	8.1	8.3	2.8	2.4
Expected return on assets	(9.3)	(9.8)	—	—
Amortization of:
Transition (asset) obligation	(0.1)	(0.2)	0.6	0.6
Prior service (benefit) cost	(0.1)	(0.2)	0.8	0.4
Actuarial loss	1.1	0.6	—	(0.1)

Pension expense	3.8	3.0	5.8	4.2
Special termination benefit charge	—	0.8	—	—
Net pension expense recognized in the TECO Energy Consolidated Statements of Income	$3.8	$3.8	$5.8	$4.2

Nine months ended Sep. 30,
Components of net periodic benefit expense
Service cost (benefits earned during the period)	$12.2	$12.8	$4.9	$3.3
Interest cost on projected benefit obligations	24.5	24.8	8.4	8.4
Expected return on assets	(27.9)	(29.4)	—	—
Amortization of:
Transition (asset) obligation	(0.2)	(0.8)	2.0	2.0
Prior service (benefit) cost	(0.4)	(0.5)	2.3	1.4
Actuarial loss	3.2	2.0	—	0.7

Pension expense	11.4	8.9	17.6	15.8
Special termination benefit charge	1.4	4.0	—	—
Additional amounts recognized	—	0.3	—	—

Net pension expense recognized in the TECO Energy Consolidated Statements of Income	$12.8	$13.2	$17.6	$15.8

For the fiscal 2005 plan year, TECO Energy assumed an expected long-term return on plan assets of 8.75% and a discount rate of 6.00% at its Sep. 30, 2004 measurement date. In September 2005, the company contributed $17.3 million to the pension plan.

6. Short-Term Debt

At Sep. 30, 2005 and Dec. 31, 2004, the following credit facilities and related borrowings existed:

Credit Facilities

	Sep. 30, 2005			Dec. 31, 2004
(millions)	Credit Facilities	Borrowings Outstanding (1)	Letters of Credit Outstanding	Credit Facilities	Borrowings Outstanding (1)	Letters of Credit Outstanding
Tampa Electric Company:
3-year facility (2)	$150.0	$—	$—	$150.0	$115.0	$—
3-year facility (2)	125.0	—	—	125.0	—	—
1-year accounts receivable facility	150.0	20.0	—	—	—	—
TECO Energy:
3-year facility (2)	200.0	—	14.3	200.0	—	27.4

Total	$625.0	$20.0	$14.3	$475.0	$115.0	$27.4

(1)	Borrowings outstanding are reported as notes payable.
(2)	See Note 17 for a subsequent event.

These credit facilities require commitment fees ranging from 17.5 to 50.0 basis points. The weighted-average interest rate on outstanding notes payable at Sep. 30, 2005 and Dec. 31, 2004 was 5.55% and 3.32%, respectively.

Tampa Electric Company Accounts Receivable Facility

In January 2005, Tampa Electric Company and TEC Receivables Corp (TRC), a wholly-owned subsidiary of Tampa Electric Company, entered into a $150 million accounts receivable securitized borrowing facility. The assets of TRC are not intended to be generally available to the creditors of Tampa Electric Company. Under the Purchase and Contribution Agreement entered into in connection with that facility, Tampa Electric Company sells and/or contributes to TRC all of its receivables for the sale of electricity or gas to its retail customers and related rights (the Receivables), with the exception of certain excluded receivables and related rights defined in the agreement, and assigns to TRC the deposit accounts into which the proceeds of such Receivables are paid. The Receivables are sold by Tampa Electric Company to TRC at a discount. Under the Loan and Servicing Agreement among Tampa Electric Company as Servicer, TRC as Borrower, certain lenders named therein and Citicorp North America, Inc. as Program Agent, TRC may borrow up to $150 million to fund its acquisition of the Receivables under the Purchase Agreement. TRC has secured such borrowings with a pledge of all of its assets including the Receivables and deposit accounts assigned to it. Tampa Electric Company acts as Servicer to service the collection of the Receivables. TRC pays program and liquidity fees based on Tampa Electric Company’s credit ratings. The receivables and the debt of TRC are included in the consolidated financial statements of TECO Energy and Tampa Electric Company.

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

Also on that date, as part of TECO Energy’s debt redemption and refinancing plan, TECO Energy called for redemption all $380 million aggregate principal amount of its 10.5% Notes due 2007. The company completed the redemption on Jun. 27, 2005 utilizing the proceeds from the 6.75% Note placement and available cash on hand at a redemption price of 114.3% of the principal amount plus unpaid and accrued interest to the date of redemption. The total aggregate redemption price was approximately $437.2 million, including approximately $2.9 million of accrued interest. The company recorded pretax debt-extinguishment charges in the second quarter totaling $71.5 million ($45.0 million after-tax), consisting of the $54.4 million make-whole cash premium paid in the redemption and a $17.1 million non-cash charge for unamortized discount and debt issuance fees.

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

On Sep. 15, 2005, TECO Energy commenced an offer to exchange $200 million aggregate principal amount of 6.75% notes due 2015, that have been registered under the Securities Act of 1933 (the “Securities Act”) (“new 6.75% notes”), for all of the outstanding 6.75% notes due 2015, issued in May 2005, as discussed above (“old 6.75% notes”), and $100 million aggregate principal amount of floating rate notes due 2010, that similarly have been registered (“new floating rate notes”), for all of the outstanding floating rate notes due 2010, issued in June 2005, as discussed above (“old floating rate notes”). The offer to exchange was conducted to satisfy the company’s obligations under the registration rights agreements entered into in connection with the private placements of the old notes. The terms of the new 6.75% notes and the new floating rate notes to be issued in the exchange offer were substantially similar to the terms of the old 6.75% notes and the old floating rate notes, respectively, except that the new notes are registered under the Securities Act and have no transfer restrictions, rights to additional payments or registration rights except in limited circumstances. The exchange offer expired at 5:00 p.m., New York City time, on Oct. 14, 2005. See Footnote 17 for a subsequent event regarding this exchange offer.

Junior Subordinated Notes

Effective Jan. 1, 2004, TECO Energy adopted FASB Interpretation No. 46R (FIN 46R), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. As a result, the company preferred securities that were issued by the funding companies established to issue the securities were no longer recognized as a result of the deconsolidation of the funding companies. As described below, the company issued junior subordinated notes to the funding companies in connection with the issuance of the trust preferred securities. The company has reflected the junior subordinated notes and the equity investment in the funding companies on the balance sheet.

Capital Trust I

In December 2000, TECO Capital Trust I, a trust established for the sole purpose of issuing Trust Preferred Securities (TRuPS) and purchasing company preferred securities, issued 8 million shares of $25 par, 8.5% TRuPS, due 2041, with an aggregate liquidation value of $200 million. Each TRuPS represents an undivided beneficial interest in the assets of the Trust. The TRuPS represents an undivided beneficial interest in a corresponding amount of the TECO Energy 8.5% junior subordinated notes due 2041. Distributions are payable quarterly in arrears on Jan. 31, Apr. 30, Jul. 31, and Oct. 31 of each year. Distributions on the junior subordinated notes, net of amounts paid to TECO Energy parent were $4.3 million and $12.8 million, respectively, for the three months and nine months ended Sep. 30, 2005 and Sep. 30, 2004. These distributions were reflected in interest expense.

The $206.2 million of junior subordinated notes outstanding at Sep. 30, 2005, including $6.2 million held by TECO Energy parent, may be redeemed at the option of TECO Energy at any time on or after Dec. 20, 2005 at 100% of their principal amount plus accrued interest through the redemption date. Upon any liquidation of the company preferred securities, holders of the TRuPS would be entitled to the liquidation preference of $25 per share plus all accrued and unpaid dividends through the date of redemption.

Capital Trust II

In January 2002, TECO Energy sold 17.965 million adjustable conversion-rate equity security units in the form of 9.5% equity security units at $25 per unit resulting in $436 million of net proceeds. The holders of these contracts were entitled to quarterly contract adjustment payments at the annualized rate of 4.39% of the stated amount of $25 per year through and including Jan. 15, 2005. In August 2004, the company exchanged approximately 10.227 million common shares and $14.9 million in cash for 10.756 million units through an early settlement offer. After the acceptance of the early settlement offer, approximately 7.209 million units remained outstanding. In October 2004, $162.7 million of TECO Capital Trust II trust preferred securities out of a total $180.2 million aggregate stated liquidation amount of such trust preferred securities outstanding were remarketed. At the closing of the remarketing on Oct. 15, 2004, the company purchased $122.7 million aggregate stated liquidation amount of the trust preferred securities that were remarketed. The remaining trust preferred securities of this series represents an undivided beneficial interest in a corresponding amount of TECO Energy 5.934% junior subordinated notes due 2007. Junior subordinated notes totaling $71.5 million were outstanding at Sep. 30, 2005, including $14.0 million held by TECO Energy parent. In connection with the remarketing, the distribution rate on the trust preferred securities was reset to a coupon rate of 5.934% per annum, payable quarterly, effective on and after Oct. 16, 2004. Distributions on the junior subordinated notes, net of amounts paid to TECO Energy parent were $0.9 million and $2.6 million, respectively, for the three months and nine months ended Sep. 30, 2005, and were $2.9 million and $14.4 million, respectively, for the three months and nine months ended Sep. 30, 2004.

On Jan. 14, 2005, the final settlement rate for TECO Energy’s remaining outstanding 7,208,927 equity security units (units) that were not tendered in the early settlement offer completed in August 2004 was set based on the average trading price of TECO Energy common stock for the 20 consecutive trading days ending Jan. 12, 2005, as required under the terms of the units. On Jan. 18, 2005, each holder of the TECO Energy units purchased from TECO Energy 0.9509 shares of TECO Energy common stock per unit for $25 per share. The cash for the unit holders’ purchase obligation was satisfied from the proceeds received upon the maturity of a portfolio of U.S. Treasury securities acquired in connection with the October 2004 remarketing of the trust preferred securities of TECO Capital Trust II.

8. Common Stock

TECO Energy issued 6.85 million shares of common stock on Jan. 18, 2005, as part of the final settlement for the remaining outstanding equity security units outstanding under the TECO Capital Trust II securities, receiving approximately $180 million of proceeds from the settlement (see Note 7).

9. Other Comprehensive Income

TECO Energy reported the following other comprehensive income (loss) (OCI) for the three months ended Sep. 30, 2005 and 2004, related to changes in the fair value of cash flow hedges:

Other Comprehensive Income (Loss) (millions)	Three months ended Sep. 30,			Nine months ended Sep. 30,
	Gross	Tax	Net	Gross	Tax	Net
2005
Unrealized gain on cash flow hedges	$1.2	$0.4	$0.8	$7.2	$3.6	$3.6
Less: Gain reclassified to net income	(1.0)	(0.3)	(0.7)	(4.6)	(1.6)	(3.0)

Gain on cash flow hedges	0.2	0.1	0.1	2.6	2.0	0.6

Total other comprehensive income	$0.2	$0.1	$0.1	$2.6	$2.0	$0.6

2004
Unrealized gain (loss) on cash flow hedges	$1.7	$0.1	$1.6	$(15.9)	$(6.0)	$(9.9)
Less: Loss reclassified to net income	4.5	1.5	3.0	27.9	10.0	17.9

Gain on cash flow hedges	6.2	1.6	4.6	12.0	4.0	8.0

Total other comprehensive income	$6.2	$1.6	$4.6	$12.0	$4.0	$8.0

Accumulated Other Comprehensive Loss (millions)	Sep. 30, 2005	Dec. 31, 2004
Minimum pension liability adjustment (1)	$(44.3)	$(44.3)
Net unrealized gains from cash flow hedges (2)	1.1	0.5

Total accumulated other comprehensive loss	$(43.2)	$(43.8)

(1)	Net of tax benefit of $27.9 million as of Sep. 30, 2005 and Dec. 31, 2004.
(2)	Net of tax provision (benefit) of $0.7 million and ($1.3) million, as of Sep. 30, 2005 and Dec. 31, 2004, respectively.

10. Earnings Per Share

For the three months and nine months ended Sep. 30, 2005, stock options for 5.5 million shares were excluded from the computation of diluted earnings per share due to their antidilutive effect compared to 8.2 million and 10.7 million shares, respectively, for the three months and nine months ended Sep. 30, 2004. Additionally, 6.0 million common shares issuable under the purchase contract associated with the equity security units were also excluded from the computation of diluted earnings per share for the three months and nine months ended Sep. 30, 2004, due to their antidilutive effect.

Earnings per Share

(millions, except per share amounts)	Three months ended Sep. 30,		Nine months ended Sep. 30,
	2005	2004	2005	2004
Numerator
Net income from continuing operations, basic	$94.5	$45.8	$158.4	$(4.4)
Effect of contingent performance shares, net of tax	(1.2)	—	(1.2)	—

Net income from continuing operations, diluted	93.3	45.8	157.2	(4.4)
Discontinued operations, net of tax	0.1	(4.5)	64.1	(60.0)

Net income, diluted	$93.4	$41.3	$221.3	$(64.4)

Average number of shares outstanding – basic	207.1	194.1	206.0	190.5
Plus: Incremental shares for unvested restricted stock and assumed conversions: Stock options at end of period, unvested unrestricted stock and contingent performance shares	5.5	2.4	5.4	—
Less: Treasury shares which could be purchased	(3.3)	(2.1)	(3.6)	—

Average number of shares outstanding - diluted	209.3	194.4	207.8	190.5

Earnings per share from continuing operations
Basic	$0.46	$0.23	$0.77	$(0.02)
Diluted	$0.45	$0.23	$0.76	$(0.02)
Earnings per share from discontinued operations, net
Basic	$—	$(0.02)	$0.31	$(0.32)
Diluted	$—	$(0.02)	$0.31	$(0.32)
Earnings per share
Basic	$0.46	$0.21	$1.08	$(0.34)
Diluted	$0.45	$0.21	$1.07	$(0.34)

11. Commitments and Contingencies

Capital Expenditures

TECO Energy has made certain commitments in connection with its continuing capital expenditure program. At Sep. 30, 2005, the estimated capital expenditures for the full year 2005 are approximately $305 million, and are summarized below. These estimated expenditures are expected to be offset by proceeds from asset and business sales of approximately $263 million, primarily consisting of the sale of membership interests in TECO Coal synfuel assets of approximately $116 million and the sale of TWG Merchant’s interests in Commonwealth Chesapeake Company, LLC (CCC) of $90 million and TPS Dell, LLC of $75 million, partially offset by the $32 million payment in connection with the transfer of ownership of the Union and Gila River project companies (see Note 15).

Forecasted Full-Year Capital Investments

(millions)	Estimated 2005
Tampa Electric	$(214.5)
Peoples Gas	(40.0)
TECO Coal	(23.7)
TECO Transport	(19.6)
Other	(7.0)

Total capital expenditures	(304.8)
Proceeds from asset sales	263.0
Other investments and restricted cash	33.4

Cash flow from investing activities	$(8.4)

Legal Contingencies

Grupo Litigation

In March 2001, TECO Wholesale Generation, Inc. (TWG) (under its former name of TECO Power Services Corporation) was served with a lawsuit in the Circuit Court for Hillsborough County by a Tampa-based firm named Grupo Interamerica, LLC (Grupo) in connection with a potential investment in a power project in Colombia in 1996. Grupo alleged, among other things, that TWG breached an oral contract with Grupo. The trial court granted TWG’s motions for summary judgment on Oct. 18, 2004, and the plaintiffs appealed. The appellate court ruled in TWG’s favor in September 2005.

On Aug. 30, 2004, a Colombian trade union, Sindicato de Trabajadores de la Electricidad de Colombia (the Union), which was to be the owner/lessor of the power plant if the transaction had been consummated, filed a demand for arbitration in Colombia pursuant to provisions of a confidentiality and exclusivity agreement (the confidentiality agreement) between the Union and an indirect subsidiary of TWG, TPS International Power, Inc. (TPSI), alleging breach of contract and seeking damages of approximately $50 million. TPSI denies liability. The hearings before the tribunal began in mid-September during which testimony from Colombia-based witnesses was taken. Most of these were Union witnesses including its president, its lawyer and Grupo’s Colombian representative. TPSI’s Colombian lawyer and two consultants TPSI hired in 1996 to advise it on the market also testified. Additional testimony of 8 to 10 TPSI U.S.-based witnesses will occur on Nov. 15 and 16 and possibly Dec. 5 and 6 in Colombia. Experts have been engaged on the subject of damages. Liability is a matter of law to be determined by the tribunal. TPSI will also engage its own expert. TPSI continues to vigorously defend this matter.

Tampa Electric Transmission Litigation

Four lawsuits were filed in the Circuit Court in Hillsborough County against Tampa Electric in connection with the location of transmission poles and upgrades to a substation in certain residential areas by residents in the areas surrounding the structures and substation. The resident plaintiffs are seeking to remove the poles or to receive monetary damages. The plaintiffs were seeking class action status, which was denied. Three cases (two, Jorrisen and Acosta were consolidated) are pending before two separate judges and are currently referred to as the Alvarez case (substation case) and the Shaw and Jorrisen cases (pole cases with different lawyers). These cases involve approximately 200 separate properties. Summary judgment denying injunctive relief (non-monetary relief) has been granted in the Alvarez case. Tampa Electric has filed new motions for partial summary judgment on the injunctive relief claim in both the Shaw and Jorrisen cases, raising issues that have not yet been before the court. The court denied the motion in the Jorissen case. The motion in the Shaw case, which has certain distinctions from the Jorissen case, will be heard later in November.

The Shaw plaintiffs’ motion to amend their complaint to add punitive damages and Tampa Electric’s motion to sever each individual plaintiff’s claim to a separate suit were denied. The court’s denial of the company’s motion to sever has been appealed, and the second District Court of Appeal agreed to take the case. The Shaw plaintiffs have moved to add Mr. and Mrs. Jorrisen from the other case, and the Jorrisens would then be dropped from the case originally brought by them. The Shaw and Jorrisen cases have been transferred to the trial division in order to get in line for a trial date. Offers of Judgment for payment of dollars for each plaintiff in both cases have been filed in order to protect Tampa Electric’s interests. The company continues to vigorously defend these lawsuits.

Securities Class Action Lawsuits & Related SEC Inquiry

A number of securities class action lawsuits were filed in August, September and October 2004 against the company and certain current and former officers (the defendants) by purchasers of TECO Energy securities. These suits, which were filed in the U.S. District Court for the Middle District of Florida, allege disclosure violations under the Securities Exchange Act of 1934. These actions, which seek unspecified damages, were consolidated, and, on Feb. 1, 2005, the Court entered its order appointing (i) the “TECO Lead Plaintiff Group,” comprised of NECA-IBEW Pension Fund (The Decatur Plan), Monroe County Employees Retirement System, John Marder and Charles Korpak, as the Lead Plaintiff for the Class and (ii) the law firm of Lerach Coughlin Stoia Geller Rudman & Robbins LLP as Lead Counsel. The plaintiffs filed their Consolidated Class Action Complaint for Securities Fraud on May 3, 2005. The consolidated complaint maintains the same class period, Oct. 30, 2001 to Feb. 4, 2003, and the same parties as those contained in the original complaint. The nature of the claims, which relate to the adequacy of the company’s disclosures and financial reporting, also remains the same. The defendants filed their motion to dismiss on Jul. 25, 2005, and the plaintiffs had 60 days to file a response. The plaintiffs have been granted an extension to file their response through Dec. 31, 2005, since the parties have agreed to mediate the claims in mid-December 2005, in order to eliminate uncertainty and ongoing expense associated with the litigation. The company continues to defend the litigation vigorously. In addition, in connection with the previously disclosed SEC informal inquiry resulting from a letter from the non-equity member in CCC raising issues related to the arbitration proceeding involving that project, the SEC has requested additional information primarily relating to the allegations made in these securities class action lawsuits focusing on various merchant plant investments and related matters. The company is cooperating and continues to provide significant information on an agreed schedule and pursuant to an agreed process.

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

Superfund and Former Manufactured Gas Plant Sites

Tampa Electric Company, through its Tampa Electric and Peoples Gas divisions, is a potentially responsible party (PRP) for certain superfund sites and, through its Peoples Gas division, for certain former manufactured gas plant sites. While the joint and several liabilities associated with these sites presents the potential for significant response costs, as of Sep. 30, 2005, Tampa Electric Company has estimated its ultimate financial liability to be approximately $17 million, and this amount has been accrued in the company’s financial statements. The environmental remediation costs associated with these sites, which are expected to be paid over many years, are not expected to have a significant impact on customer prices.

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

TECO Transport Storm Damage

In August and September 2005, TECO Transport subsidiaries sustained flood and wind damage, as well as business interruptions, as a result of hurricanes Katrina and Rita. The company has incurred $4.6 million of pre-tax ($2.9 million after-tax) direct costs associated with these storms, including property damage, salvage, and cleanup expenses. The company carries wind and flood insurance for a majority of the property damaged and is in the process of filing claims with its insurance carrier. No insurance recoveries have been reflected in the accompanying financial statements as of or for the periods ending Sep. 30, 2005. (See Note 17 for a subsequent event).

Guarantees and Letters of Credit

A summary of the face amount or maximum theoretical obligation under TECO Energy’s letters of credit and guarantees as of Sep. 30, 2005 are as follows:

Letters of Credit and Guarantees

Letters of Credit and Guarantees for the Benefit of (millions)	2005	2006	2007-2009	After 2009	Total	Liabilities Recognized at Sep. 30, 2005
Tampa Electric
Letters of credit	$—	$—	$—	$2.4	$2.4	$—
Guarantees:
Fuel purchase/energy management (1)(2)	—	—	—	20.0	20.0	—

	—	—	—	22.4	22.4	—

TECO Transport
Letters of credit	—	—	—	2.4	2.4	—

TECO Coal
Letters of credit	—	—	—	6.7	6.7	—
Guarantees: Fuel purchase related (2)	10.0	—	—	1.4	11.4	1.2

	10.0	—	—	8.1	18.1	1.2

TECO Guatemala
Letters of credit	—	4.8	—	—	4.8	—

TWG Merchant
Guarantees:
Risk management related (3)	74.2	—	—	—	74.2	—

Other subsidiaries
Guarantees:
Fuel purchase/energy management (1)(2)	—	—	—	2.7	2.7	—

Total	$84.2	$4.8	$—	$35.6	$124.6	$1.2

(1)	These guarantees renew annually and are shown on the basis that they will continue to renew beyond 2009.
(2)	The amounts shown are the maximum theoretical amount guaranteed under current agreements. Liabilities recognized represent the associated obligation of TECO Energy under these agreements at Sep. 30, 2005. The obligations under these letters of credit and guarantees include net accounts payable and net derivative liabilities.
(3)	These represent guarantees of agreements between TECO Energy Source and various counterparties, primarily financial institutions, to enable the execution of transactions for hedging activities on behalf of TECO Energy, TECO Transport and TECO Coal.

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

As more fully described in Note 1, during the first quarter of 2005, the company revised internal reporting information for the purpose of evaluating, measuring and making decisions with respect to the components which previously comprised the Other Unregulated operating segment. The revised operating segment, TECO Guatemala, is comprised of all Guatemalan operations. The remaining components are now included in Other & Eliminations.

The information presented in the following table excludes all discontinued operations (see Note 15).

Segment Information (1)

(millions) Three months ended Sep. 30,	Tampa Electric	Peoples Gas	TECO Coal	TECO Transport	TECO (8) Guatemala	TWG Merchant	Other & Eliminations	TECO Energy
2005
Revenues - external	$524.0	$139.2	$127.0	$42.6	$1.9	$0.1	$1.6	$836.4
Sales to affiliates	0.6	—	—	22.2	—	—	(22.8)	—

Total revenues	524.6	139.2	127.0	64.8	1.9	0.1	(21.2)	836.4
Depreciation	46.7	8.8	9.9	5.4	0.2	0.1	0.1	71.2
Total interest charges (2)	24.0	3.7	3.2	1.3	3.6	—	32.5	68.3
Internally allocated interest (2)	—	—	3.1	(0.2)	3.6	—	(6.5)	—
Provision (benefit) for taxes	38.1	2.6	16.5	(1.7)	(3.7)	(0.2)	(12.4)	39.2
Net income (loss) from continuing operations	$62.7	$4.1	$34.6	$0.9 (6)	$14.0	$(0.3)	$(21.5)	$94.5

2004
Revenues - external	$472.8	$92.3	$84.1	$42.1	$3.0	$0.8	$3.0	$698.1
Sales to affiliates	1.1	—	—	20.0	—	—	(21.1)	—

Total revenues	473.9	92.3	84.1	62.1	3.0	0.8	(18.1)	698.1
Depreciation	44.4	8.5	8.9	5.6	0.3	0.3	0.1	68.1
Total interest charges (2)	23.4	3.7	2.8	1.2	3.3	13.0	27.8	75.2
Internally allocated interest (2)	—	—	2.8	(0.2)	3.3	13.0	(19.2)	(0.3)
Provision (benefit) for taxes	32.9	1.9	7.0	0.1	1.9	(9.3)	(15.0)	19.5
Net income (loss) income from continuing operations	$53.4	$3.0	$12.5	$0.6	$14.5	$(14.0)	$(24.2)	$45.8

(millions) Nine months ended Sep. 30,	Tampa Electric	Peoples Gas	TECO Coal	TECO Transport		TECO (8) Guatemala		TWG Merchant		Other & Eliminations		TECO Energy
2005
Revenues - external	$1,328.1	$394.9	$365.0	$136.7		$5.8		$0.5		$9.1		$2,240.1
Sales to affiliates	2.0	—	—	66.0		—		—		(68.0)		—

Total revenues	1,330.1	394.9	365.0	202.7		5.8		0.5		(58.9)		2,240.1
Depreciation	139.9	26.1	27.8	16.2		0.5		0.4		0.3		211.2
Total interest charges (2)	72.1	11.3	9.6	3.9		10.7		10.2		102.4		220.2
Internally allocated interest (2)	—	—	9.4	(0.4)		10.6		10.2		(29.8)		—
Provision (benefit) for taxes	74.6	14.4	50.9	2.5		(2.8)		(8.2)		(60.4)		71.0
Net income (loss) from continuing operations	$123.5	$22.9	$90.5	$10.3	(6)	$33.4		$(14.6)		$(107.6	)(3)	$158.4

2004
Revenues - external	$1,271.7	$315.8	$245.5	$122.2		$10.0		$4.5		$13.3		$1,983.0
Sales to affiliates	2.7	—	—	58.3		—		—		(61.0)		—

Total revenues	1,274.4	315.8	245.5	180.5		10.0		4.5		(47.7)		1,983.0
Depreciation	135.5	25.4	27.5	16.5		0.6		0.8		0.7		207.0
Total interest charges (2)	71.8	11.4	7.7	3.6		11.1		40.8		98.6		245.0
Internally allocated interest (2)	—	—	7.7	(0.7)		10.9		40.8		(60.1)		(1.4)
Provision (benefit) for taxes	72.1	13.6	25.3	1.6		18.8		(78.5)		(38.4)		14.5
Net income (loss) income from continuing operations	$119.2	$21.7	$45.6	$3.6	(6)	$9.3	(4)	$(142.7	)(5)	$(61.1	)(3)	$(4.4)

At Sep. 30, 2005
Goodwill	$—	$—	$—	$—		$59.4		$—		$—		$59.4
Investment in unconsolidated affiliates	—	—	—	3.1		262.1		—		20.4		285.6
Other non-current investments	—	—	—	—		—		—		8.0		8.0
Total assets	$4,533.2	$733.2	$429.0	$305.7		$382.0		$214.9		$594.0		$7,192.0

At Dec. 31, 2004
Goodwill	$—	$—	$—	$—		$59.4		$—		$—		$59.4
Investment in unconsolidated affiliates	—	—	—	3.3		239.2		—		20.5		263.0
Other non-current investments	—	—	—	—		—		—		8.0		8.0
Total assets	$4,167.3	$671.1	$413.9	$315.4		$363.6		$2,736.8	(7)	$304.3		$8,972.4

(1)	From continuing operations. All prior periods have been adjusted to reflect the reclassification of results from operations to discontinued operations for CCC and Frontera Generation Limited Partnership (Frontera) (formerly included in the TWG Merchant segment) and BCH Mechanical, Inc. (BCH) and other Energy Services operations (formerly included in the Other & Eliminations segment).
(2)	Segment net income is reported on a basis that includes internally allocated financing costs. Total interest charges include internally allocated interest costs that for 2005 and 2004 were at pretax rates of 8%, based on an average of each subsidiary’s equity and indebtedness to TECO Energy assuming a 50/50 debt/equity capital structure.
(3)	Net income for the nine months ended Sep. 30, 2005 includes a $45.0 million after-tax debt extinguishment charge at TECO Energy parent. The nine months ended Sep. 30, 2004 includes a $12.2 million after-tax gain on the sale of TECO Energy’s interest in its propane business. Net income for the nine months ended Sep. 30, 2004 was partially offset by a $3.4 million after-tax asset impairment charge at TECO Solutions.
(4)	Net income includes a $6.7 million after-tax debt extinguishment charge, and $19.3 million of taxes on repatriated cash.
(5)	Net income includes a $99.0 million after-tax charge to write-off the TIE investment.
(6)	TECO Transport’s net income for the three and nine months ended Sep. 30, 2005 includes a $2.9 million loss from direct storm costs. The nine months ended Sep. 30, 2004 includes a $0.8 million after-tax impairment.
(7)	Includes TPGC assets classified as assets held for sale on the accompanying balance sheet that were transferred or sold in 2005 (see Note 15).
(8)	TECO Guatemala’s businesses are not consolidated in accordance with FIN 46R and are reported on the basis of being equity investments.

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

Commonwealth Chesapeake Power Station

On Apr. 19, 2005 an indirect subsidiary of TECO Energy completed the sale of its membership interests in CCC, the owner of the Commonwealth Chesapeake Power Station in Virginia, to an affiliate of Tenaska Power Fund, L.P. Net proceeds from the sale were $90.2 million after consideration for the value of working capital less transaction-related expenses. As a result of asset impairments recorded in the fourth quarter 2004, the sale transaction resulted in a pretax gain of $0.9 million ($0.6 million after-tax) upon close. The transaction terms provided for certain ordinary and customary post-closing adjustments to working capital items, which were completed as expected with no material adjustments in the third quarter of 2005. CCC’s results are reflected in discontinued operations (see Note 15).

Dell Power Station

On Aug. 16, 2005, an indirect subsidiary of TECO Energy completed the sale of substantially all of its assets, including the Dell Power Station, to Associated Electric Cooperative, Inc, a Missouri electric cooperative, for $75 million. The sale resulted in a pretax gain of $23.2 million ($14.9 million after tax). TECO Energy retained certain other operating liabilities totaling $11.0 million pretax ($7.1 million after-tax). The net after-tax impact of $7.8 million is included in continuing operations.

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

Proceeds from the 8% sale could reach $43.5 million, most of which would be paid in monthly installments over the period July 2005 to December 2007. Generally, revenue will be recognized as the monthly installments are received. Because the purchase price for this sale, as well as the other sales of ownership interests, is related to the value of tax credits generated through December 2007, it is subject to a reduction to the extent the credit is limited due to the average domestic oil price for a particular year exceeding the benchmark designated for that year by the Department of Energy (see Commodity Risk section of Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations).

BCH Mechanical

BCH Mechanical was sold in January 2005. During the third quarter, the terms of the sale were modified from a sale of stock to a sale of assets. This modification resulted in an additional after-tax loss of $1.4 million on tax related asstes.

14. Asset Impairments

In the third quarter of 2005, the net realizable value of the indirect subsidiary that holds the McAdams project was reduced by an additional pre-tax amount of $9.2 million ($5.9 million after-tax) to recognize contractual obligations with no future value. As a result, the net realizable value of McAdams’ assets was reduced to $13.5 million as of Sep. 30, 2005. The related balance sheet and income statement accounts are reflected in continuing operations.

In the second quarter of 2005, the net realizable value of the indirect subsidiary that holds the investment in the Miami Chiller project (TECO Thermal) was reduced by an additional pre-tax amount of $1.0 million ($0.6 million after-tax) to reflect current discussions with potential purchasers of that project. The related balance sheet and income statement accounts are reflected in discontinued operations.

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

Components of income from discontinued operations – Union and Gila River Project Companies

(millions)	Three months ended Sep. 30,		Nine months ended Sep. 30,
	2005	2004	2005	2004
Revenues	$—	$186.3	$109.1	$405.4
Income (loss) from operations	—	13.0	(19.4)	(14.9)
Gain on sale before tax	—	—	117.7	—
Income (loss) before provision for income taxes (1)	—	(18.4)	90.0	(97.6)
(Benefit) provision for income taxes	(0.7)	(6.5)	24.9	(34.2)

Net income (loss) from discontinued operations (1)	$0.7	$(11.9)	$65.1	$(63.4)

(1)	Results for the nine months ended Sep. 30, 2005 exclude $44.3 million ($28.8 million after-tax) of interest expense on non-recourse debt not recorded as a result of applying the provision of SOP 90-7 (see further discussion below).

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

Net property, plant and equipment were reduced by accumulated depreciation of $49.4 million and a valuation adjustment of $1,099.3 million as of Dec. 31, 2004. In accordance with FASB Statement No. 144 (FAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets, no depreciation was recognized on the Union and Gila River project company assets in 2005 and 2004 as a result of being classified as held for sale. Had these assets not been classified as held for sale, $34.9 million of depreciation expense would have been recognized in the nine months ended Sep. 30, 2005, and $19.9 million and $62.8 million, respectively, for the three months and nine months ended Sep. 30, 2004. Further, in accordance with Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (SOP 90-7) and the provisions of the U.S. bankruptcy code and the Joint Plan, interest expense on the project entities’ non-recourse debt subsequent to the bankruptcy filing was not to be paid and was therefore not recorded. Had the bankruptcy proceeding not occurred, the Union and Gila River project entities would have recorded additional pretax interest expense of $22.2 million and $21.1 million during the first and second quarters of 2005, respectively, which would have been reported in income (loss) from discontinued operations.

Other transactions

Components of income from discontinued operations include CCC (sold in April 2005 – see Note 13), BCH Mechanical (sold in January 2005 and adjusted for a subsequent revision to the terms of the sale during the quarter ended Sep. 30, 2005 – See Note 13), Frontera (sold in December 2004), Prior Energy (sold in February 2004), TECO BGA (sold in January 2004), and TECO AGC (sold in November 2004). Results for the nine months ended Sep. 30, 2004 include a $2.4 million pretax ($1.5 million after-tax) asset impairment charge at TECO Solutions related to a district cooling plant. The following table provides selected components of discontinued operations for other than the Union and Gila River project companies:

Components of income from discontinued operations – Other

(millions)	Three months ended Sep. 30,		Nine months ended Sep. 30,
	2005	2004	2005	2004
Revenues	$0.7	$44.3	$9.9	$114.7
(Loss) income from operations	—	1.7	(0.2)	(0.3)
(Loss) gain on sale	(2.1)	—	(2.1)	(0.3)
(Loss) income before provision for income taxes	(2.0)	11.7	(1.8)	5.4
(Benefit) provision for income taxes	(1.4)	4.3	(0.8)	2.0

Net (loss) income from discontinued operations	$(0.6)	$7.4	$(1.0)	$3.4

At Sep. 30, 2005, assets and liabilities held for sale-other includes substantially all of the assets of TECO Thermal (an investment of TECO Solutions). At Dec. 31, 2004, assets and liabilities held for sale-other includes BCH Mechanical and TECO Thermal, both investments of TECO Solutions.

The following table provides a summary of the carrying amounts of the significant assets and liabilities reported in the combined current and non-current “Assets held for sale” and “Liabilities associated with assets held for sale” line items for all other transactions described above:

Assets held for sale – Other

(millions)	Sep. 30, 2005	Dec. 31, 2004
Net property, plant and equipment	$8.3	$7.7
Other non-current assets	—	1.5

Total assets held for sale	$8.3	$9.2

Liabilities associated with assets held for sale – Other

(millions)	Sep. 30, 2005	Dec. 31, 2004
Current liabilities	$2.1	$3.0

Total liabilities associated with assets held for sale	$2.1	$3.0

16. Derivatives and Hedging

At Sep. 30, 2005, TECO Energy and its affiliates had total derivative assets (current and non-current) of $158.3 million, compared to total derivative assets and liabilities (current and non-current) of $3.8 million and $12.0 million, respectively, at Dec. 31 2004. At Sep. 30, 2005 and Dec. 31, 2004, accumulated other comprehensive income (AOCI) included after-tax gains of $1.1 million and $0.5 million, respectively, representing the fair value of cash flow hedges whose transactions will occur in the future. Amounts recorded in AOCI reflect the estimated fair value of derivative instruments designated as hedges, based on market prices as of the balance sheet date. These amounts are expected to fluctuate with movements in market prices and may or may not be realized as a gain upon future reclassification from OCI.

For the three months and nine months ended Sep. 30, 2005, respectively, TECO Energy and its affiliates reclassified amounts from OCI and recognized net pretax gains of $1.0 million and $4.6 million, compared to pretax losses of $4.5 million and $27.9 million, respectively, for the same periods in 2004. Amounts reclassified from OCI were primarily related to cash flow hedges of physical purchases of fuel oil. For these types of hedge relationships, the loss on the derivative reclassified from OCI to earnings is offset by the reduced expense arising from lower prices paid for spot purchases of fuel oil. Conversely, reclassification of a gain from OCI to earnings is offset by the increased cost of spot purchases of fuel oil.

As a result of applying the provisions of FAS 71, the changes in value of derivatives of Tampa Electric and PGS are recorded as regulatory assets or liabilities to reflect the impact of the fuel recovery clause on the risks of hedging activities (see

Note 3). Based on the fair value of cash flow hedges at Sep. 30, 2005, pretax gains of $1.8 million are expected to be reversed from OCI to the Consolidated Statements of Income within the next twelve months. However, these gains and other future reclassifications from OCI will fluctuate with movements in the underlying market price of the derivative instruments. The company does not currently have any cash flow hedges for transactions forecasted to take place in periods subsequent to 2006.

For the three months and nine months ended Sep. 30, 2005, respectively, the company also recognized pretax gains of $6.3 million and $2.7 million, relating to derivatives that were not designated as either a cash flow or fair value hedge compared $6.2 million and $8.7 million for the three months and nine months ended Sep. 30, 2004.

17. Subsequent Events

TECO Energy Credit Facility

On Oct. 11, 2005, TECO Energy amended its $200 million bank credit facility. The amendment extends the maturity date of the credit facility to Oct. 11, 2010 (subject to extension with the consent of each lender); allows TECO Energy to borrow funds at an interest rate equal to the federal funds rate, as defined in the agreement, plus a margin, as well as a rate equal to either the London interbank deposit rate plus a margin or JPMorgan Chase Bank’s prime rate (or the federal funds rate plus 50 basis points, if higher) plus a margin; and allows TECO Energy to request the lenders to increase their commitments under the credit facility by up to $50 million. The financial covenants were also amended to increase the permissible consolidated leverage ratio, as defined in the agreement, for various periods after Dec. 30, 2005 and decrease the permissible consolidated leverage ratio for periods ending on or after Jan. 1, 2010.

Tampa Electric $325 million Credit Facility

On Oct. 11, 2005, Tampa Electric amended its $150 million 3-year bank credit facility and terminated its $125 million 3-year Revolving Credit Agreement, entering into an Amended and Restated Credit Agreement with several lenders. The Amended and Restated Credit Facility increases the total commitment under the facility to $325 million; extends the maturity date of the credit facility to Oct. 11, 2010 (subject to extension with the consent of each lender); allows Tampa Electric to borrow funds at an interest rate equal to the federal funds rate, as defined in the agreement, plus a margin, as well as a rate equal to either the London interbank deposit rate plus a margin or Citibank’s prime rate (or the federal funds rate plus 50 basis points, if higher) plus a margin; allows Tampa Electric to request the lenders to increase their commitments under the credit facility by up to $50 million; and includes a $50 million letter of credit facility. The financial covenants were also amended to eliminate the requirement that Tampa Electric maintain a specified ratio of earnings before interest, taxes, depreciation and amortization (EBITDA) to interest, as defined in the agreement, and increase the permissible quarter-end debt to capital, as defined in the agreement, to 65%.

TECO Energy Debt Exchange Offer

On Oct. 17, 2005, TECO Energy completed the exchange of all of its $200 million aggregate principal amount of 6.75% notes due 2015 and $100 million of floating rate notes due 2010, for new 6.75% notes due 2015 and new floating rate notes due 2010, respectively, that have been registered under the Securities Act.

TECO Transport Storm Damage

Subsequent to Sep. 30, 2005, TECO Transport received $5 million of insurance proceeds related to damages incurred from hurricanes. Additional insurance recoveries are conditional upon settlements with the insurance carriers and final determination of direct storm-related costs, which are still being evaluated (See Note 11).

TAMPA ELECTRIC COMPANY

In the opinion of management, the unaudited consolidated financial statements include all adjustments that are of a recurring nature and necessary to fairly state the financial position of Tampa Electric Company as of Sep. 30, 2005 and Dec. 31, 2004, and the results of operations and cash flows for the periods ended Sep. 30, 2005 and 2004. The results of operations for the three month and nine month periods ended Sep. 30, 2005 are not necessarily indicative of the results that can be expected for the entire fiscal year ending Dec. 31, 2005. References should be made to the explanatory notes affecting the consolidated financial statements contained in Tampa Electric Company’s Annual Report on Form 10-K for the year ended Dec. 31, 2004 and to the notes on pages 32 to 37 of this report.

TAMPA ELECTRIC COMPANY

Consolidated Balance Sheets

Unaudited

Assets (millions)	Sep. 30, 2005	Dec. 31, 2004
Property, plant and equipment
Utility plant in service
Electric	$4,841.7	$4,776.2
Gas	827.9	810.8
Construction work in progress	166.4	129.8

Property, plant and equipment, at original costs	5,836.0	5,716.8
Accumulated depreciation	(1,623.6)	(1,563.4)

	4,212.4	4,153.4
Other property	3.5	3.6

Total property, plant and equipment	4,215.9	4,157.0

Current assets
Cash and cash equivalents	18.8	1.3
Receivables, less allowance for uncollectibles of $1.9 and $1.0 at Sep. 30, 2005 and Dec. 31, 2004, respectively	251.2	197.6
Inventories
Fuel, at average cost	63.0	34.6
Materials and supplies	44.9	47.2
Current derivative assets	130.5	—
Current deferred income taxes	—	3.3
Taxes receivable	—	33.4
Prepayments and other current assets	10.9	10.9

Total current assets	519.3	328.3

Deferred debits
Unamortized debt expense	18.0	19.9
Regulatory assets	341.5	201.0
Long-term derivative assets	13.6	—
Other	27.9	19.7

Total deferred debits	401.0	240.6

Total assets	$5,136.2	$4,725.9

The accompanying notes are an integral part of the consolidated financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Balance Sheets – continued

Unaudited

Liabilities and Capital (millions)	Sep. 30, 2005	Dec. 31, 2004
Capital
Common stock	$1,376.8	$1,376.8
Retained earnings	327.6	285.4

Total capital	1,704.4	1,662.2
Long-term debt, less amount due within one year	1,508.8	1,513.9

Total capitalization	3,213.2	3,176.1

Current liabilities
Long-term debt due within one year	5.5	5.5
Notes payable	20.0	115.0
Accounts payable	239.5	161.1
Customer deposits	112.8	105.8
Current derivative liabilities	—	11.2
Interest accrued	29.7	25.2
Current deferred income taxes	110.8	—
Taxes accrued	76.8	13.5

Total current liabilities	595.1	437.3

Deferred credits
Non-current deferred income taxes	362.0	392.8
Investment tax credits	17.7	19.8
Regulatory liabilities	787.6	539.0
Long-term derivative liability	—	0.5
Other	160.6	160.4

Total deferred credits	1,327.9	1,112.5

Total liabilities and capital	$5,136.2	$4,725.9

The accompanying notes are an integral part of the consolidated financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Statements of Income

Unaudited

(millions)	Three months ended Sep. 30,
	2005	2004
Revenues
Electric (includes franchise fees and gross receipts taxes of $21.2 in 2005 and $19.8 in 2004)	$524.4	$473.7
Gas (includes franchise fees and gross receipts taxes of $3.0 in 2005 and $2.6 in 2004)	139.2	92.3

Total revenues	663.6	566.0

Expenses
Operations
Fuel	142.6	173.9
Purchased power	104.6	53.1
Cost of natural gas sold	96.7	52.2
Other	68.4	61.1
Maintenance	22.5	19.0
Depreciation	55.5	52.9
Taxes, federal and state income	40.3	34.7
Taxes, other than income	40.5	35.9

Total expenses	571.1	482.8

Income from operations	92.5	83.2

Other income (expense)
Taxes, non-utility federal and state income	(0.4)	(0.1)
Other income, net	2.4	0.4

Total other income	2.0	0.3

Interest charges
Interest on long-term debt	24.5	24.6
Other interest	3.2	2.5

Total interest charges	27.7	27.1

Net income	$66.8	$56.4

Consolidated Statements Of Comprehensive Income

(millions)	Three months ended Sep. 30,
	2005	2004
Net income	$66.8	$56.4

Comprehensive income	$66.8	$56.4

The accompanying notes are an integral part of the consolidated financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Statements of Income

Unaudited

(millions)	Nine months ended Sep. 30,
	2005	2004
Revenues
Electric (includes franchise fees and gross receipts taxes of $53.4 in 2005 and $52.6 in 2004)	$1,329.6	$1,273.9
Gas (includes franchise fees and gross receipts taxes of $12.1 in 2005 and $11.1 in 2004)	394.9	315.8

Total revenues	1,724.5	1,589.7

Expenses
Operations
Fuel	428.8	453.4
Purchased power	190.4	135.2
Cost of natural gas sold	246.6	171.3
Other	194.6	188.4
Maintenance	67.2	61.8
Depreciation	166.0	160.9
Taxes, federal and state income	88.1	85.0
Taxes, other than income	116.1	111.6

Total expenses	1,497.8	1,367.6

Income from operations	226.7	222.1

Other income (expense)
Allowance for other funds used during construction	—	0.7
Taxes, non-utility federal and state income	(0.9)	(0.7)
Other income, net	4.0	2.0

Total other income	3.1	2.0

Interest charges
Interest on long-term debt	73.8	76.0
Other interest	9.6	7.5
Allowance for borrowed funds used during construction	—	(0.3)

Total interest charges	83.4	83.2

Net income	$146.4	$140.9

Consolidated Statements Of Comprehensive Income

(millions)	Nine months ended Sep. 30,
	2005	2004
Net income	$146.4	$140.9

Comprehensive income	$146.4	$140.9

The accompanying notes are an integral part of the consolidated financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Statements of Cash Flows

Unaudited

(millions)	Nine months ended Sep. 30,
	2005	2004
Cash flows from operating activities
Net income	$146.4	$140.9
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	166.0	160.9
Deferred income taxes	23.8	21.3
Investment tax credits, net	(2.0)	(2.1)
Allowance for funds used during construction	—	(1.0)
Deferred recovery clause	(61.0)	27.5
Receivables, less allowance for uncollectibles	(53.6)	(39.9)
Inventories	(26.1)	18.8
Prepayments	—	(6.4)
Taxes accrued	96.7	(12.6)
Interest accrued	4.5	6.3
Accounts payable	78.4	(7.4)
Other regulatory assets and liabilities	0.5	(40.2)
Other	13.9	0.3

Cash flows from operating activities	387.5	266.4

Cash flows from investing activities
Capital expenditures	(170.5)	(135.9)
Allowance for funds used during construction	—	1.0
Net proceeds from sale of assets	5.2	0.8

Cash flows used in investing activities	(165.3)	(134.1)

Cash flows from financing activities
Repayment of long-term debt	(5.5)	(80.3)
Net (decrease) increase in short-term debt	(95.0)	25.0
Payment of dividends	(104.2)	(98.4)

Cash flows used in financing activities	(204.7)	(153.7)

Net (decrease) increase in cash and cash equivalents	17.5	(21.4)
Cash and cash equivalents at beginning of period	1.3	33.6

Cash and cash equivalents at end of period	$18.8	$12.2

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

Revenues and Fuel Costs

As of Sep. 30, 2005 and Dec. 31, 2004, unbilled revenues of $50.2 million and $46.3 million, respectively, are included in the “Receivables” line item on the balance sheet.

Purchased Power

Tampa Electric purchases power on a regular basis to meet the needs of its customers. Tampa Electric purchased power from entities not affiliated with TECO Energy at a cost of $104.6 million and $190.4 million, respectively, for the three months and nine months ended Sep. 30, 2005, compared to $53.1 million and $135.2 million, respectively, for the three months and nine months ended Sep. 30, 2004. Prudently incurred purchased power costs at Tampa Electric are recoverable through FPSC-approved cost recovery clauses.

Accounting for Franchise Fees and Gross Receipts

The regulated utilities (Tampa Electric and PGS) are allowed to recover from customers certain costs incurred through prices approved by the FPSC. These amounts totaled $24.2 million and $65.5 million, respectively, for the three months and nine months ended Sep. 30, 2005, compared to $22.4 million and $63.7 million, respectively, for the three months and nine months ended Sep. 30, 2004. Franchise fees and gross receipt taxes payable by the regulated utilities are included as an expense on the Consolidated Statements of Income in “Taxes, other than income.” These totaled $24.3 million and $65.4 million, respectively, for the three months and nine months ended Sep. 30, 2005, compared to $22.4 million and $63.6 million, respectively, for the three months and nine months ended Sep. 30, 2004.

2. New Accounting Pronouncements

Asset Retirement Obligations

FASB Interpretation No. 47(FIN 47), Accounting for Conditional Asset Retirement Obligation, an Interpretation of FASB Statement No. 143, was issued in March 2005 and becomes effective for fiscal years ending after Dec. 15, 2005. FIN 47 clarifies the term “conditional asset retirement obligation” as a legal obligation to perform an asset retirement activity in which the timing and method of settlement are conditional on a future event that may or may not be within the control of the entity, and clarifies when an entity has sufficient information to reasonably estimate the fair value of an asset retirement obligation. The company plans to implement FIN 47 during the fourth quarter of 2005 and continues to evaluate the impact of implementation.

Accounting Changes and Error Corrections

FASB Statement No. 154 (FAS 154), Accounting Changes and Error Corrections, was issued in May 2005 and becomes effective for accounting changes and corrections of errors made in fiscal years beginning after Dec. 15, 2005. FAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, redefines the term restatement as the revising of previously issued financial statements to reflect the correction of an error, requires that retrospective application of a change in accounting principle be limited to the direct effects of the change, and requires that a change in depreciation, amortization or depletion method for long-lived nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. This statement will be implemented on Jan. 1, 2006 and is not expected to materially impact the company.

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

Tampa Electric’s cost recovery clause regulatory asset has increased by $126.7 million since Dec. 31, 2004 primarily as a result of increased commodity prices of fuel. Tampa Electric has made its annual fuel filing for increased cost recovery rates for fuel. These rates will become effective in January 2006. Based upon the increased rate called for in the fuel filing, this regulatory asset balance will be reduced. However, the reduction of this regulatory asset balance is dependent upon actual commodity fuel prices compared with those anticipated in the annual fuel filing.

See Footnote 9 for a discussion of the fuel recovery clause related to the company’s fuel commodity hedging activity and the related regulatory liability established to offset the increase in value of the hedging derivative assets.

SO2 Emission Allowances

The Clean Air Act Amendments of 1990 established sulfur dioxide (SO2) allowances to manage the achievement of SO2 emissions requirements. The legislation also established a market-based SO2 allowance trading component.

An allowance authorizes a utility to emit one ton of SO2 during a given year. The Environmental Protection Agency (EPA) allocates allowances to utilities based on mandated emissions reductions. At the end of each year, a utility must hold an amount of allowances at least equal to its annual emissions. Allowances are fully marketable commodities. Once allocated, allowances may be bought, sold, traded, or banked for use in future years. Allowances may not be used for compliance prior to the calendar year for which they are allocated.

Over the years, Tampa Electric has acquired allowances through EPA allocations. Also, over time, Tampa Electric has sold unneeded allowances based on compliance needs and allowances available. The SO2 allowances unneeded and sold in 2005 resulted from lower emissions at Tampa Electric as the result of environmental actions taken by the company under the Clean Air Act and EPA and Department of Environmental Protection (DEP) agreements.

In 2005, Tampa Electric sold approximately 100,000 unneeded allowances, resulting in a gain of approximately $79.7 million ($49.0 million after-tax), over 95% of which accrues to customers through the environmental cost recovery clause. Currently, Tampa Electric holds approximately 120,000 allowances.

Regulatory Assets and Liabilities

Tampa Electric and PGS maintain their accounts in accordance with recognized policies of the FPSC. In addition, Tampa Electric maintains its accounts in accordance with recognized policies prescribed or permitted by the Federal Energy Regulatory Commission (FERC). These policies conform with GAAP in all material respects.

Tampa Electric and PGS apply the accounting treatment permitted by FASB Statement No. 71 (FAS 71), Accounting for the Effects of Certain Types of Regulation. Areas of applicability include deferral of revenues under approved regulatory agreements; revenue recognition resulting from cost recovery clauses that provide for monthly billing charges to reflect increases or decreases in fuel, purchased power, conservation and environmental costs; substantially all changes in fair value of derivative instruments until the contracts are settled; and deferral of costs as regulatory assets, when cost recovery is ordered over a period longer than a fiscal year, to the period that the regulatory agency recognizes them.

Tampa Electric Storm Restoration Costs

On Apr. 1, 2005, Tampa Electric, the Office of Public Counsel, and the Florida Industrial Power Users Group executed and filed with the FPSC a stipulation regarding the treatment of Tampa Electric’s 2004 hurricane restoration costs. The cumulative restoration costs of approximately $75 million exceeded by $32 million the company’s transmission and distribution reserve account (storm reserve) as of August 2004 (prior to the first hurricane in 2004). In the stipulation, Tampa Electric agreed to charge $39 million of hurricane restoration costs as embedded regulatory assets included in “Plant In-Service” (rate base) rather than seek a customer surcharge to cover the storm reserve deficit. With this adjustment and additional normal accruals, the storm reserve had a positive balance of approximately $10 million going into this year’s hurricane season in June 2005. Additionally, Tampa Electric agreed not to seek an increase in base rates that would become effective prior to Jan. 1, 2007, except to recover any future storm restoration costs in excess of the accrued storm reserve. The agreement was approved by the FPSC in May 2005.

Details of the regulatory assets and liabilities as of Sep. 30, 2005 and Dec. 31, 2004 are presented in the following table:

Regulatory Assets and Liabilities

(millions)	Sep. 30, 2005	Dec. 31, 2004
Regulatory assets:
Regulatory tax asset (1)	$111.8	$57.6
Other:
Cost recovery clauses	174.9	48.2
Deferred bond refinancing costs (2)	29.7	32.5
Environmental remediation	16.8	16.9
Competitive rate adjustment	5.4	6.1
Transmission and distribution storm reserve	—	28.0
Other	2.9	11.7

	229.7	143.4

Total regulatory assets	$341.5	$201.0

Regulatory liabilities:
Regulatory tax liability (1)	$24.2	$29.5
Other:
Deferred allowance auction credits	1.3	2.3
Cost recovery clauses	222.4	8.7
Environmental remediation	16.8	16.9
Transmission and distribution storm reserve	11.4	—
Deferred gain on property sales (3)	5.4	1.7
Accumulated reserve – cost of removal	502.4	479.9
Other	3.7	—

	763.4	509.5

Total regulatory liabilities	$787.6	$539.0

(1)	Related primarily to plant life. Includes $13.4 million and $14.6 million of excess deferred taxes as of Sep. 30, 2005 and Dec. 31, 2004, respectively.
(2)	Amortized over the term of the related debt instrument.
(3)	Amortized over a 5-year period with various ending dates.

4. Income Tax Expense

Tampa Electric Company is included in the filing of a consolidated federal income tax return with TECO Energy and its affiliates. Tampa Electric Company’s income tax expense is based upon a separate return computation. Tampa Electric Company’s rates for the nine months ended Sep. 30, 2005 and Sep. 30, 2004 differ from the statutory rate principally due to state income taxes and amortization of investment tax credits (ITC).

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

Amounts allocable to all participants of the TECO Energy retirement plans are found in Note 5, Employee Postretirement Benefits, in the TECO Energy, Inc. Notes to Consolidated Financial Statements. Tampa Electric Company’s portion of the net pension expense for the three months and nine months ended Sep. 30, 2005 and 2004, respectively, was $2.4 million, $7.3 million, $1.3 million and $3.8 million for pension benefits, and $3.4 million, $10.1 million, $3.0 million and $11.4 million for other postretirement benefits.

For the fiscal 2005 plan year, TECO Energy assumed an expected long-term return on plan assets of 8.75% and a discount rate of 6.00% at its Sep. 30, 2004 measurement date. In September 2005, TECO Energy contributed $17.3 million to the pension plans, of which Tampa Electric Company’s portion was $11.4 million.

6. Short-term Debt

At Sep. 30, 2005 and Dec. 31, 2004, the following credit facilities and related borrowings existed:

Credit Facilities

	Sep. 30, 2005			Dec. 31, 2004
(millions)	Credit Facilities	Borrowings Outstanding (1)	Letters of Credit Outstanding	Credit Facilities	Borrowings Outstanding (1)	Letters of Credit Outstanding
Tampa Electric Company:
3-year facility (2)	$150.0	$—	$—	$150.0	$115.0	$—
3-year facility (2)	125.0	—	—	125.0	—	—
1-year accounts receivable facility	150.0	20.0	—	—	—	—

Total	$425.0	$20.0	$—	$275.0	$115.0	$—

(1)	Borrowings outstanding are reported as notes payable.
(2)	See Note 10 for a subsequent event.

These credit facilities require commitment fees ranging from 17.5 to 25.0 basis points. The weighted-average interest rate on outstanding notes payable at Sep. 30, 2005 and Dec. 31, 2004 was 5.55% and 3.32%, respectively.

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

7. Commitments and Contingencies

Legal Contingencies

Tampa Electric Transmission Litigation

Four lawsuits were filed in the Circuit Court in Hillsborough County against Tampa Electric in connection with the location of transmission poles and upgrades to a substation in certain residential areas by residents in the areas surrounding the structures and substation. The resident plaintiffs are seeking to remove the poles or to receive monetary damages. The plaintiffs were seeking class action status, which was denied. Three cases (two, Jorrisen and Acosta were consolidated) are pending before two separate judges and are currently referred to as the Alvarez case (substation case) and the Shaw and Jorrisen cases (pole cases with different lawyers). These cases involve approximately 200 separate properties. Summary judgment denying injunctive relief (non-monetary relief) has been granted in the Alvarez case. Tampa Electric has filed new motions for partial summary judgment on the injunctive relief claim in both the Shaw and Jorrisen cases, raising issues that have not yet been before the court. The court denied the motion in the Jorissen case. The motion in the Shaw case, which has certain distinctions from the Jorissen case, will be heard later in November.

The Shaw plaintiffs’ motion to amend their complaint to add punitive damages and Tampa Electric’s motion to sever each individual plaintiff’s claim to a separate suit were denied. The court’s denial of the company’s motion to sever has been appealed, and the second District Court of Appeal agreed to take the case. The Shaw plaintiffs have moved to add Mr. and Mrs. Jorrisen from the other case, and the Jorrisens would then be dropped from the case originally brought by them. The Shaw and Jorrisen cases have been transferred to the trial division in order to get in line for a trial date. Offers of Judgment for payment of dollars for each plaintiff in both cases have been filed in order to protect Tampa Electric’s interests. The company continues to vigorously defend these lawsuits.

Superfund and Former Manufactured Gas Plant Sites

Tampa Electric Company, through its Tampa Electric and Peoples Gas divisions, is a potentially responsible party (PRP) for certain superfund sites and, through its Peoples Gas division, for certain former manufactured gas plant sites. While the joint and several liabilities associated with these sites presents the potential for significant response costs, as of Sep. 30, 2005, Tampa Electric Company has estimated its ultimate financial liability to be approximately $17 million, and this amount has been accrued in the company’s financial statements. The environmental remediation costs associated with these sites, which are expected to be paid over many years, are not expected to have a significant impact on customer prices.

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

Guarantees and Letters of Credit

At Sep. 30, 2005, Tampa Electric Company was not obligated under guarantees or letters of credit for the benefit of third parties, including entities under common control. At Sep. 30, 2005, TECO Energy had provided a fuel purchase guarantee on behalf of Tampa Electric Company and had outstanding letters of credit on behalf of Tampa Electric Company in the face amounts of $20.0 million and $2.4 million, respectively.

Financial Covenants

In order to utilize its bank credit facilities, Tampa Electric Company must meet certain financial tests as defined in the applicable agreements. In addition, Tampa Electric Company has certain restrictive covenants in specific agreements and debt instruments. At Sep. 30, 2005, Tampa Electric Company was in compliance with required financial covenants.

8. Segment Information

(millions) Three months ended Sep. 30,	Tampa Electric	Peoples Gas	Other & Eliminations	Tampa Electric Company
2005
Revenues - external	$524.0	$139.2	$—	$663.2
Sales to affiliates	0.6	—	(0.2)	0.4

Total revenues	524.6	139.2	(0.2)	663.6
Depreciation	46.7	8.8	—	55.5
Total interest charges	24.0	3.7	—	27.7
Provision for taxes	38.1	2.6	—	40.7
Net Income	$62.7	$4.1	—	$66.8

2004
Revenues - external	$472.8	$92.3	$—	$565.1
Sales to affiliates	1.1	—	(0.2)	0.9

Total revenues	473.9	92.3	(0.2)	566.0
Depreciation	44.4	8.5	—	52.9
Total interest charges	23.4	3.7	—	27.1
Provision for taxes	32.9	1.9	—	34.8
Net income	$53.4	$3.0	$—	$56.4

(millions) Nine months ended Sep. 30,	Tampa Electric	Peoples Gas	Other & Eliminations	Tampa Electric Company
2005
Revenues - external	$1,328.1	$394.9	$—	$1,723.0
Sales to affiliates	2.0	—	(0.5)	1.5

Total revenues	1,330.1	394.9	(0.5)	1,724.5
Depreciation	139.9	26.1	—	166.0
Total interest charges	72.1	11.3	—	83.4
Provision for taxes	74.6	14.4	—	89.0
Net Income	123.5	22.9	—	146.4

Total assets at Sep. 30, 2005	$4,533.2	$733.2	$(130.2)	$5,136.2

2004
Revenues - external	$1,271.7	$315.8	$—	$1,587.5
Sales to affiliates	2.7	—	(0.5)	2.2

Total revenues	1,274.4	315.8	(0.5)	1,589.7
Depreciation	135.5	25.4	—	160.9
Total interest charges	71.8	11.4	—	83.2
Provision for taxes	72.1	13.6	—	85.7
Net income	119.2	21.7	—	140.9

Total assets at Dec. 31, 2004	$4,167.3	$671.1	$(112.5)	$4,725.9

9. Derivatives and Hedging

At Sep. 30, 2005 and Dec. 31, 2004, respectively, the company had total derivative assets (liabilities) of $144.1 million and ($11.7) million. As a result of applying the provisions of FAS 71, the changes in value of these derivatives are recorded as regulatory assets or liabilities as of Sep. 30, 2005 and Dec. 31, 2004, respectively, to reflect the impact of the fuel recovery clause on the risks of hedging activities (see Note 3).

10. Subsequent Event

Tampa Electric $325 million Credit Facility

On Oct. 11, 2005, Tampa Electric amended its $150 million 3-year bank credit facility and terminated its $125 million 3-year Revolving Credit Agreement, entering into an Amended and Restated Credit Agreement with several lenders. The Amended and Restated Credit Facility increases the total commitment under the facility to $325 million; extends the maturity date of the credit facility to Oct. 11, 2010 (subject to extension with the consent of each lender); allows Tampa Electric to borrow funds at an interest rate equal to the federal funds rate, as defined in the agreement, plus a margin, as well as a rate equal to either the London interbank deposit rate plus a margin or Citibank’s prime rate (or the federal funds rate plus 50 basis points, if higher) plus a margin; allows Tampa Electric to request the lenders to increase their commitments under the credit facility by up to $50 million; and includes a $50 million letter of credit facility. The financial covenants were also amended to eliminate the requirement that Tampa Electric maintain a specified ratio of earnings before interest, taxes, depreciation and amortization (EBITDA) to interest, as defined in the agreement, and increase the permissible quarter-end debt- to-capital, as defined in the agreement, to 65%.

Item 2. MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS

This Management’s Discussion and Analysis contains forward-looking statements, which are subject to the inherent uncertainties in predicting future results and conditions. Actual results may differ materially from those forecasted. These forward-looking statements include references to TECO Energy’s anticipated capital investments, liquidity and financing requirements, projected operating results, future transactions and other plans. Certain factors that could cause actual results to differ materially from those projected in these forward-looking statements include: general economic conditions in Tampa Electric’s and Peoples Gas’ service areas affecting energy and gas sales; economic conditions, both national and international, affecting the demand for TECO Transport’s waterborne transportation services; state or federal regulatory actions that could reduce revenues or increase costs at all of TECO Energy’s operating companies; weather variations affecting energy and gas sales and operating costs at Tampa Electric and Peoples Gas and the effect of extreme weather conditions; commodity price changes affecting the margins at TECO Coal; and the ability of TECO Energy’s subsidiaries to operate equipment without undue accidents, breakdowns or failures. Additional factors that could impact actual results include: any additional debt extinguishment costs or premiums associated with the early retirement of TECO Energy debt; unexpected capital needs or unanticipated reductions in cash flow that affect liquidity; declines in the anticipated waterborne fuel volumes transported by TECO Transport for Tampa Electric; TECO Coal’s ability to successfully operate its synthetic fuel production facilities in a manner qualifying for Section 29 federal income tax credits, which could be impacted by changes in law, regulation or administration; oil prices in excess of the annual reference price, which would reduce or eliminate Section 29 tax credits, which would reduce or eliminate the earnings and cash flow from the sale of membership interests in the synfuel production facilities at TECO Coal; and materially adverse outcomes in the disclosed litigation. Some of these factors and others are discussed more fully under “Investment Considerations” in Exhibit 99.1 to TECO Energy Inc.’s Form 10-Q for the quarter ended Jun. 30, 2005.

TECO Energy, Inc. is a holding company, and all of its business is conducted through its subsidiaries. In this Management’s Discussion and Analysis, “we,” “our,” “ours” and “us” refer to TECO Energy, Inc. and its consolidated group of companies, unless the context otherwise requires.

Earnings Summary - Unaudited

	Three months ended Sep. 30,		Nine months ended Sep. 30,
(millions, except per share amounts)	2005	2004	2005	2004
Consolidated revenues	$836.4	$698.1	$2,240.1	$1,983.0

Net income (loss) from continuing operations	$94.5	$45.8	$158.4	$(4.4)
Discontinued operations	0.1	(4.5)	64.1	(60.0)

Net income (loss)	$94.6	$41.3	$222.5	$(64.4)

Average common shares outstanding
Basic	207.1	194.1	206.0	190.5
Diluted	209.3	194.4	207.8	190.5

Earnings per share - basic
Continuing operations	$0.46	$0.23	$0.77	$(0.02)
Discontinued operations	—	(0.02)	0.31	(0.32)

Earnings per share - basic	$0.46	$0.21	$1.08	$(0.34)

Earnings per share - diluted
Continuing operations	$0.45	$0.23	$0.76	$(0.02)
Discontinued operations	—	(0.02)	0.31	(0.32)

Earnings per share - diluted	$0.45	$0.21	$1.07	$(0.34)

Operating Results

Three Months Ended Sep. 30, 2005:

Third quarter net income was $94.6 million, compared to $41.3 million in the third quarter of 2004. Earnings per share for the quarter were $0.46, compared to $0.21 per share in the third quarter of 2004. The number of shares outstanding was 6.7% higher in 2005 than in the 2004 period, primarily due to common shares issued in the settlement of the 9.5% adjustable conversion-rate equity security units in January 2005.

Third quarter net income and earnings per share from continuing operations were $94.5 million and $0.46, respectively, in 2005, compared to $45.8 million and $0.23 for the same period in 2004. Third quarter results from continuing operations included $2.9 million of after-tax direct costs associated with Hurricane Katrina for restoration efforts at TECO Bulk Terminal and the river barge reclamation efforts for TECO Barge Line. Results also included a $1.9 million after-tax net benefit on the Dell Power Station upon closing of the sale in August 2005, partially offset by increased reserves for contractual liabilities associated with the Dell and McAdams power stations.

Nine Months Ended Sep. 30, 2005:

Year-to-date net income and earnings per share were $222.5 million and $1.08, respectively, in 2005, compared to a loss of $64.4 million and a per share loss of $0.34 for the same period in 2004. Shares outstanding in the year-to-date period were 8.1% higher than in 2004. The year-to-date net income and earnings per share from continuing operations were $158.4 million and $0.77, respectively, in 2005, compared to a loss from continuing operations of $4.4 million and a per share loss of $0.02 for the same period in 2004.

In addition to the costs associated with Hurricane Katrina and the net benefit on the sale of the Dell Power Station recorded in the third quarter, year-to-date net income in 2005 included a $45.0 million after-tax debt-extinguishment charge associated with the June redemption of $380 million of 10.5% notes due 2007. This charge was more than offset by the $76.5 million after-tax gain recorded in discontinued operations upon the final transfer of the Union and Gila River merchant power projects to the lenders effective May 31, 2005. The gain related to the transferred power projects represented the accumulated unfunded operating losses recorded against equity for the period from December 2003, the date the company decided to exit the projects, through the effective date of the transfer to the lending group. Net income for the same period in 2004 included $99.0 million of after-tax charges associated with the valuation adjustment for the sale of the interest in the Texas Independent Energy (TIE) projects completed in August 2004; a $6.7 million after-tax debt-extinguishment charge associated with the refinancing of the San José Power Station in Guatemala; a $19.3 million charge for taxes on cash repatriated from Guatemala; and after-tax impairments of $3.4 million and $0.8 million at TECO Solutions and TECO Transport, respectively, partially offset by an after-tax gain of $12.2 million on the sale of the company’s interest in its propane business.

Effective with first quarter 2005 results, TECO Energy revised its segment reporting to separately report the results of TECO Guatemala, which includes the results for the San José and Alborada power stations and the 24% ownership interest in EEGSA, Guatemala’s largest distribution utility. The results for these operations were previously reported in the “Other unregulated” segment. Following the sales of the larger energy services businesses, which were previously reported in the “Other unregulated” segment, the remaining small operations of TECO Solutions are now reported in the Parent/other results. Following the merchant power dispositions, the current-period TWG Merchant segment includes only the results for the uncompleted McAdams Power Station, the Dell Power Station through the closing of its sale in August 2005 and the costs associated with the TWG Merchant parent. Prior periods also included the results for the ownership interest in the TIE projects in the TWG Merchant segment. Results for the unregulated business segments include internally allocated interest expense. Interest expense is not allocated to discontinued operations and instead remains at the TECO Energy parent level.

Tampa Electric Company – Electric division (Tampa Electric)

Tampa Electric’s net income for the third quarter was $62.7 million, compared to $53.4 million for the same period in 2004. Results in 2005 reflect 2.7% customer growth; hotter weather than normal and than 2004; a $1.9 million after-tax benefit for the wholesale component of the sale of sulfur dioxide (SO2) emissions credits, which does not flow through the Environmental Cost Recovery Clause; partially offset by higher non-fuel operations and maintenance expenses (O&M) due to lower O&M in 2004 when hurricane restoration efforts were charged to the hurricane storm reserve and higher depreciation expense from normal plant additions. Results in 2005 also include a $2.2 million after-tax reduction in revenue to reflect the FPSC’s decision in the third quarter of 2004 to disallow recovery of a portion of Tampa Electric’s waterborne solid fuel transportation costs, compared to 2004’s third quarter results, which included a $6.4 million after-tax adjustment to reflect three quarters of the disallowance.

Year-to-date net income was $123.5 million in 2005, compared to $119.2 million for the same period in 2004. These results reflect the benefits of 2.4% customer growth and strong third quarter energy sales that more than offset weak energy sales in the first half of 2005 due to mild weather; non-fuel operations and maintenance expenses higher than 2004 and higher depreciation expense from normal plant additions. Year-to-date results in 2005 also reflect a $6.8 million reduction in after-tax income related to the waterborne solid fuel transportation disallowance.

Retail energy sales increased more than 9% compared to the third quarter of 2004, as strong customer growth and hotter than normal weather combined to boost energy sales to weather-sensitive residential customers. Sales to commercial and industrial customers increased, reflecting the strong local economy. Total heating and cooling degree-days for the Tampa area in the quarter were almost 7% above normal and 11% above 2004 levels. Year-to-date retail energy sales were 3% higher in 2005 than the same period in 2004, as lower energy sales in the first half of the year due to mild weather were recovered in the third quarter. Total heating and cooling degree-days for the Tampa area for the 2005 year-to-date period were more than 5% below normal but only 2% below 2004 levels.

In 2006, Tampa Electric expects to purchase the combustion turbines from the uncompleted McAdams Power Station at their net book value and relocate them to the Polk Power Station to meet its peaking capacity needs in 2007. The total cost of the project, including the installation, is expected to be about $90 million.

A summary of Tampa Electric’s operating statistics for the three months and nine months ended Sep. 30, 2005 and 2004 follows:

(in millions, except average customers)	Operating Revenues			Kilowatt-hour sales
	2005	2004	% Change	2005	2004	% Change
Three months ended Sep. 30,
Residential	$270.7	$248.2	9.1	2,813.5	2,543.2	10.6
Commercial	147.7	139.5	5.9	1,811.0	1,665.7	8.7
Industrial – Phosphate	16.3	15.3	6.5	284.5	258.3	10.1
Industrial – Other	25.7	24.7	4.0	352.8	335.3	5.2
Other sales of electricity	38.7	36.9	4.9	464.4	428.9	8.3
Deferred and other revenues	(78.9)	(12.1)	*	—	—	—

	420.2	452.5	(7.1)	5,726.2	5,231.4	9.5
Sales for resale	14.4	11.2	28.6	232.7	181.8	28.0
Other operating revenue	10.3	10.2	1.0	—	—	—
SO2 allowance gain	79.7	—	*	—	—	—

	$524.6	$473.9	10.7	5,958.9	5,413.2	10.1

Average customers (thousands)	637.1	620.1	2.7
Retail output to line (kilowatt hours)				6,058.1	5,509.6	10.0

Nine months ended Sep. 30,
Residential	$640.5	$627.3	2.1	6,552.1	6,351.2	3.2
Commercial	388.0	378.3	2.6	4,688.1	4,480.6	4.6
Industrial – Phosphate	49.4	50.7	(2.6)	896.7	908.6	(1.3)
Industrial – Other	72.2	73.4	(1.6)	996.8	1,000.7	(0.4)
Other sales of electricity	104.5	103.6	0.9	1,223.5	1,191.2	2.7
Deferred and other revenues	(72.0)	(17.1)	*	—	—	—

	1,182.6	1,216.2	(2.8)	14,357.2	13,932.3	3.0
Sales for resale	38.9	30.5	27.5	610.2	491.1	24.3
Other operating revenue	28.9	27.7	4.3	—	—	—
SO2 allowance gain	79.7	—	*	—	—	—

	$1,330.1	$1,274.4	4.4	14,967.4	14,423.4	3.8

Average customers (thousands)	633.3	618.3	2.4
Retail output to line (kilowatt hours)				15,265.5	14,781.6	3.3

*	not a meaningful calculation

Tampa Electric Company – Natural Gas division (Peoples Gas System)

Peoples Gas System (PGS) reported net income of $4.1 million for the third quarter, compared to $3.0 million for the same period in 2004. Quarterly results reflected customer growth of 3.8%, higher therm sales to residential and commercial customers and higher volumes for power generation customers and off-system sales. Year-to-date net income was $22.9 million, compared to $21.7 million for the 2004 period. The year-to-date results reflect 4.0% customer growth, residential and commercial therm sales growth and strong volumes for off-system and power generation customers. In both the quarter and year-to-date periods, strong sales to commercial customers reflected growth in the Florida economy and high levels of tourism, which enhance commercial sales to hotels and restaurants, while sales of low-margin transportation service for interruptible customers declined.

A summary of PGS’ operating statistics for the three months and nine months ended Sep. 30, 2005 and 2004 follows:

(in millions, except average customers)	Operating revenues			Therms
	2005	2004	% Change	2005	2004	% Change
Three months ended Sep. 30,
By Customer Segment:
Residential	$21.5	$18.9	13.8	9.6	9.0	6.7
Commercial	33.5	29.6	13.2	79.2	77.3	2.5
Industrial	3.2	2.1	52.4	45.4	46.3	(1.9)
Off system sales	68.4	31.9	114.4	64.7	55.7	16.2
Power generation	4.4	2.6	69.2	107.5	75.9	41.6
Other revenues	8.2	7.2	13.9	—	—	—

	$139.2	$92.3	50.8	306.4	264.2	16.0

(in millions, except average customers)	Operating revenues			Therms
	2005	2004	% Change	2005	2004	% Change
By Sales Type:
System supply	$110.8	$67.4	64.4	90.6	80.2	13.0
Transportation	20.2	17.7	14.1	215.8	184.0	17.3
Other revenue	8.2	7.2	13.9	—	—	—

	$139.2	$92.3	50.8	306.4	264.2	16.0

Average customers (thousands)	318.5	306.9	3.8

Nine months ended Sep. 30,
By Customer Segment:
Residential	$98.1	$87.7	11.9	53.4	51.2	4.3
Commercial	124.6	115.5	7.9	287.6	276.9	3.9
Industrial	8.4	7.7	9.1	157.0	167.9	(6.5)
Off system sales	128.9	71.7	79.8	152.1	136.6	11.3
Power generation	10.0	8.1	23.5	227.6	220.6	3.2
Other revenues	24.9	25.1	(0.8)	—	—	—

	$394.9	$315.8	25.0	877.7	853.2	2.9

By Sales Type:
System supply	$305.1	$230.1	32.6	267.7	251.0	6.7
Transportation	64.9	60.6	7.1	610.0	602.2	1.3
Other revenue	24.9	25.1	(0.8)	—	—	—

	$394.9	$315.8	25.1	877.7	853.2	2.9

Average customers (thousands)	318.2	306.1	4.0

TECO Coal

TECO Coal reported net income of $34.6 million for the third quarter on total sales of 2.3 million tons, compared to $12.5 million reported in the same period in 2004 on 2.3 million tons. Synfuel sales, which are included in the total sales, were 1.6 million tons in both the 2005 and 2004 periods. Compared to the same period in 2004, results reflect a 50% higher average net selling price per ton and a 13% increase in the average cash cost of sales, excluding synfuel costs. In 2005, results for the quarter also reflected the 98% ownership in Pike Letcher Synfuel, LLC sold to third parties, compared to 90% in the 2004 period. The results in 2005 also included a $3.5 million after-tax mark-to-market gain on economic hedges placed to protect the company’s synfuel benefits against rising oil prices. See the Disclosures About Market Risk – Commodity Risk section below for a discussion on the potential effect of higher oil prices on TECO Coal’s results.

Year-to-date net income in 2005 was $90.5 million on total sales of 7.1 million tons, compared to $45.6 million on 6.9 million tons for the same period in 2004. Synfuel sales, which are included in the total sales, were 4.9 million tons in 2005, compared to 4.8 million tons in the 2004 period. Results for the year-to-date period reflect an average net selling price per ton more than 45% higher than 2004; average cash cost of sales, excluding synfuel costs, more than 20% higher than 2004; and increased third-party ownership in the synfuel production facilities. The cash cost of sales was driven by higher prices for diesel fuel, labor and steel products. Year-to-date results for 2005 also included a $1.6 million pretax benefit resulting from an adjustment of the 2004 Section 29 tax credit rate to reflect $1.13 per million Btu on an actual basis versus the $1.12 per million Btu estimated in 2004, a $3.0 million year-to-date after-tax mark-to-market gain on oil price hedges, and a $2.4 million negative adjustment to deferred tax assets, which was made due to a reduction in the Kentucky state income tax rate recorded in the first quarter.

TECO Synfuel Holdings, LLC had previously sold 90% of its membership interest to two third parties, along with associated percentage rights to benefits in the business that adjust from time to time. Allocation of the benefits was temporarily increased 8% in the first and second quarters such that 98% of the benefits went to the third parties. In July 2005, a permanent increase in the third-party ownership of the synfuel facilities of 8% was achieved through the sale of this interest to a different third party. Under third-party ownership transactions, TECO Coal is paid to provide feedstock, operate the synthetic fuel production facilities and sell the output while the purchasers have the risks and rewards of ownership, and are allocated 98% of the tax credits and operating costs.

TECO Transport

TECO Transport recorded third quarter net income of $0.9 million, compared to $0.6 million in the same period in 2004. TECO Transport’s results for the third quarter of 2005 included $2.9 million after-tax direct costs associated with the restoration and recovery efforts for Hurricane Katrina, while the same period in 2004 included $1.1 million of after-tax management restructuring costs. TECO Transport anticipates at least partial recovery of costs associated with Hurricane Katrina restoration and recovery efforts from insurance policies. These recovery amounts are contingent on settlements with insurance carriers and are not reflected in the financial statements. These results reflect higher river barge rates, northbound shipments, and tonnage moved for Tampa Electric at TECO Barge Line. Higher river barge rates are expected to continue in the near term as a result of industry-wide disruptions following Hurricane Katrina. These results also reflect the qualification of a second oceangoing vessel for the benefits of tax law changes under the Jobs Creation Act to keep U.S. flag vessels competitive with non-U.S. flag vessels, which reduces taxes on income earned by U.S. flag vessels engaged in full-time international trade. Higher fuel costs were largely offset by a $1.9 million after-tax benefit from fuel hedges. TECO Transport estimates that the business interruptions associated with Hurricanes Katrina and Rita reduced third quarter net income by about $3.0 million. In 2004’s third quarter, TECO Transport’s net income was reduced by about $2.5 million due to the business interruptions associated with four hurricanes in that period.

TECO Transport recorded year-to-date net income of $10.3 million that included the direct hurricane costs recorded in the third quarter, compared to net income of $3.6 million in the same period in 2004 which included the management restructuring costs recorded in the third quarter and $0.8 million of valuation adjustments on oceangoing equipment. These results reflect the same factors as in the third quarter and increased movements of export coal, petroleum coke and other products through TECO Bulk Terminal. Higher fuel costs were largely offset by a $2.6 million after-tax benefit from fuel hedges.

TECO Guatemala

TECO Guatemala reported third quarter net income of $14.0 million in 2005, compared to $14.5 million in the 2004 period. Third quarter results in 2004 included a $5.6 million benefit from reducing previously deferred income taxes due to a change in Guatemalan tax law. The 2005 results reflect higher capacity revenues and energy sales from the generating facilities and customer growth and higher energy sales at EEGSA, partially offset by higher operations and maintenance expenses and unfavorable foreign currency exchange rates. Year-to-date net income was $33.4 million in 2005, compared to $9.3 million in 2004. The 2005 results reflect higher operations and maintenance expenses early in the year partially offset by energy sales and customer growth at EEGSA and higher capacity revenues for the power plants. The 2004 results included the $6.7 million charge related to debt extinguishment and $19.3 million of taxes on repatriated cash.

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

TWG Merchant

In 2005, TWG Merchant recorded a third-quarter net loss of $0.3 million, compared to a loss of $14.0 million for the same period in 2004. Third quarter results in 2005 included the $1.9 million net benefit from the sale of the Dell Power Station, offset by the recognition of additional liabilities relating to both the Dell and McAdams power stations. The improvement in 2005 is primarily the result of the discontinuation of interest allocation to the uncompleted Dell and McAdams power stations and the sale of the Dell Power Station in August. The year-to-date net loss was $14.6 million in 2005, compared to a loss of $142.7 million for the same period in 2004. Results in 2004 included the losses from the ownership interest in the TIE projects, which was sold in July 2004 and the $99.0 million after-tax charge related to the TIE valuation adjustment.

In 2006, the TWG Merchant subsidiary that owns the uncompleted McAdams Power Station expects to sell the combustion turbines from that station to Tampa Electric (see Tampa Electric – Electric division section).

Other and Eliminations

Losses from Other and Eliminations, including TECO Energy parent, were $21.5 million in the third quarter of 2005, compared to losses of $24.2 million in the same period in 2004. Although total parent interest expense declined in the quarter due to the redemption of the trust preferred debt associated with the early settlement and final conversion of the variable conversion-rate equity security units and the retirement of the 10.5% notes in June 2005, interest expense at the parent reflects the impact of no longer allocating interest to TWG Merchant beginning in the third quarter. The year-to-date loss for 2005 was $107.6 million, including the $45.0 million after-tax debt-extinguishment charge recorded in the second quarter compared to a loss of $61.1 million in the same period in 2004, including the $3.4 million after-tax 2004 valuation adjustment at TECO Solutions and the $12.2 million after-tax gain on the sale of the company’s interest in its propane business.

Interest Charges

Total interest charges for the three months and nine months ended Sep. 30, 2005 were $68.3 million and $220.2 million, respectively, compared to $75.2 million and $245.0 million, respectively, for the same periods in 2004. Interest expense for the third quarter was lower than that for the 2004 period, primarily reflecting the retirement in 2004 of $392 million of the trust preferred component of TECO Energy’s equity security units and the retirement of the 10.5% notes in June 2005.

Income Taxes

The provision for income taxes from continuing operations for the 2005 third quarter and year-to-date periods was an expense of $ 39.2 and $ 71.0 million, respectively, compared to an expense of $19.5 million and $14.5 million for the same periods in 2004. In addition to the tax on recurring operations, the 2005 expense includes the provision for U.S. income taxes on cash repatriated from Guatemala, tax expense related to an enacted change in state income tax rates in Kentucky, and a tax benefit related to the application of the “tonnage tax” to qualified vessels. The 2004 expense also includes the provision for U.S. income taxes on cash repatriated from Guatemala and the tax benefit related to the TIE divestment loss.

During the three months and nine months ended Sep. 30, 2005 and Sep. 30, 2004 the company experienced a number of events that have impacted the overall effective tax rate on continuing operations. These events included permanent reinvestment of foreign income under Accounting Principles Board Opinion No. 23, Accounting for Taxes – Special Areas, (APB 23), adjustment of deferred tax assets for the effect of an enacted change in state rates, repatriation of foreign source income to the United States and reduction of income tax expense under the new “tonnage tax” regime.

Discontinued Operations

Net income from discontinued operations for the 2005 third quarter was $0.1 million, compared to a net loss of $4.5 million in the same period of 2004. Discontinued operations in the quarter consisted primarily of true-up amounts from previously divested assets. Year-to-date 2005 net income from discontinued operations was $64.1 million compared to a net loss of $60.0 million for the same period in 2004. These results include the operating results from the Union and Gila River power stations through the end of May 2005 and the $76.5 million gain recorded upon the final disposition of the plants in the second quarter. Discontinued operations also include results for the Commonwealth Chesapeake Power Station until its sale in April 2005.

On Jan. 26, 2005, the Union and Gila River project companies filed a pre-negotiated Chapter 11 case in Arizona, and at the time of the filing the project companies stopped recording the interest expense associated with the non-recourse project debt. The after-tax loss from discontinued operations was approximately $28.8 million lower than it would otherwise have been in the year-to-date period due to this change. Discontinued operations for the 2004 periods include the results from the Frontera and Commonwealth Chesapeake power stations and the results from the energy services businesses that have also been sold, as well as the Union and Gila River power stations, including the interest on the non-recourse debt.

Liquidity and Capital Resources

Cash and Liquidity

TECO Energy’s consolidated cash and cash equivalents, excluding all restricted cash, totaled $354.3 million at Sep. 30, 2005. Restricted cash of $57.4 million includes $50.0 million held in escrow until the end of 2007 related to the sale of a 49 percent interest in the synthetic coal production facilities. Cash at Sep. 30, 2005 excludes the San José and Alborada power stations’ unrestricted cash balances of $22.0 million and restricted cash of $8.2 million, as these companies were deconsolidated due to the adoption of FASB Interpretation No. 46R (FIN 46R), Consolidation of Variable Interest Entities, effective Jan. 1, 2004.

In addition, at Sep. 30, 2005, aggregate availability under bank credit facilities was $590.7 million, net of letters of credit of $14.3 million outstanding under these facilities and $20 million drawn on Tampa Electric Company’s credit facilities. At the end of the quarter, total liquidity, including cash plus credit facilities, was $967.0 million, which included $423.9 million at Tampa Electric Company, consisting of $405.0 million of undrawn credit facilities and $18.9 million of cash.

TECO Energy parent had total liquidity of $497.4 million at Sep. 30, 2005, consisting of $311.7 million of cash and $185.7 million of availability under its credit facilities.

Consolidated cash flow from operations for the third quarter included $77.7 million of proceeds from the sale of SO2 emissions allowances by Tampa Electric, which partially offsets the cumulative under-recovery of fuel expense caused by rising natural gas prices in 2005. Also during the quarter, TECO Energy made a $17.3 million contribution to its defined benefit pension plan for the 2004 plan year and expects to make a $6.3 million contribution in January 2006 for the 2005 plan year.

Other sources of cash in the third quarter of 2005 were $52.9 million of proceeds from third party investors for synfuel production. There was no reduction in proceeds due to oil price limitations on Section 29 tax credits in the third quarter (see the Commodity Risk section). In addition, $75 million of gross proceeds were received from the sale of the Dell Power Station. Cash used in financing activities included dividends of $39.5 million on TECO Energy common stock. Capital expenditures for the quarter were $71.5 million.

See the 2005 Outlook-Cash Flow section below for a discussion of the components of TECO Energy’s expected cash flow from operations and net cash generation in 2005 and the Commodity Risk section for a discussion of how high oil prices in 2006-2007 could impact the company’s cash and liquidity.

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

On Sep. 15, 2005, TECO Energy commenced an offer to exchange $200 million aggregate principal amount of 6.75% notes due 2015, that have been registered under the Securities Act of 1933 (the Securities Act) (“new 6.75% notes”), for all of the outstanding 6.75% notes due 2015, issued in May 2005, as discussed above (“old 6.75% notes”), and $100 million aggregate principal amount of floating rate notes due 2010, that similarly have been registered (“new floating rate notes”), for all of the outstanding floating rate notes due 2010, issued in June 2005, as discussed above (“old floating rate notes”). The offer to exchange was conducted to satisfy the company’s obligations under the registration rights agreements entered into in connection with the private placements of the old notes. The terms of the new 6.75% notes and the new floating rate notes to be issued in the exchange offer were substantially similar to the terms of the old 6.75% notes and the old floating rate notes, respectively, except that the new notes are registered under the Securities Act and have no transfer restrictions, rights to additional payments or registration rights except in limited circumstances. The exchange offer expired at 5:00 p.m., New York City time, on Oct. 14, 2005. On Oct. 17, 2005, TECO Energy completed the exchange of all of its $200 million aggregate principal amount of 6.75% notes due 2015 and $100 million of floating rate notes due 2010, for new 6.75% notes due 2015 and new floating rate notes due 2010, respectively, that have been registered under the Securities Act.

Bank Credit Facilities

On Oct. 11, 2005, TECO Energy amended its $200 million bank credit facility. The amendment extends the maturity date of the credit facility to Oct. 11, 2010 (subject to extension with the consent of each lender); allows TECO Energy to borrow funds at an interest rate equal to the federal funds rate, as defined in the agreement, plus a margin, as well as a rate equal to either the London interbank deposit rate plus a margin or JPMorgan Chase Bank’s prime rate (or the federal funds rate plus 50 basis points, if higher) plus a margin; and allows TECO Energy to request the lenders to increase their commitments under the credit facility by up to $50 million. The financial covenants were also amended to increase the permissible consolidated leverage ratio, as defined in the agreement, for various periods after Dec. 30, 2005 and decrease the permissible consolidated leverage ratio for periods ending on or after Jan. 1, 2010.

On Oct. 11, 2005, Tampa Electric amended its $150 million 3-year bank credit facility and terminated its $125 million 3-year Revolving Credit Agreement, entering into an Amended and Restated Credit Agreement with several lenders. The Amended and Restated Credit Facility increases the total commitment under the facility to $325 million; extends the maturity date of the credit facility to Oct. 11, 2010 (subject to extension with the consent of each lender); allows Tampa Electric to borrow funds at an interest rate equal to the federal funds rate, as defined in the agreement, plus a margin, as well as a rate equal to either the London interbank deposit rate plus a margin or Citibank’s prime rate (or the federal funds rate plus 50 basis points, if higher) plus a margin; allows Tampa Electric to request the lenders to increase their commitments under the credit facility by up to $50 million; and includes a $50 million letter of credit facility. The financial covenants were also amended to eliminate the requirement that Tampa Electric maintain a specified ratio of earnings before interest, taxes, depreciation and amortization (EBITDA) to interest, as defined in the agreement, and increase the permissible quarter-end debt-to-capital, as defined in the agreement, to 65%.

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

Significant Financial Covenants

(millions) Instrument	Financial Covenant (1)	Requirement/Restriction	Calculation at Sep. 30, 2005
Tampa Electric Company
PGS senior notes	EBIT/interest (2)	Minimum of 2.0 times	3.5 times
	Restricted payments	Shareholder equity at least $500	$1,704
	Funded debt/capital	Cannot exceed 65%	48.7%
	Sale of assets	Less than 20% of total assets	0%
Credit facilities (3) (4)	Debt/capital	Cannot exceed 60%	47.5%
	EBITDA/interest (2)	Minimum of 2.0 times	5.7 times
6.25% senior notes	Debt/capital	Cannot exceed 60%	47.5%
	Limit on liens	Cannot exceed $787	$287 liens outstanding

TECO Energy
Credit facility (4)	Debt/EBITDA (2)	Cannot exceed 5.25 times	3.9 times
	EBITDA/interest (2)	Minimum of 2.25 times	3.2 times
	Limit on additional indebtedness	Cannot exceed $100 million	$100 unrestricted
$300 million note indenture	Limit on liens	Cannot exceed 5% of tangible assets	$301 unrestricted
$100 million and $200 million note indentures	Restrictions on secured debt	Pro rata security with any new secured debt, with exceptions	None

TECO Diversified
Coal supply agreement guarantee	Dividend restriction	Net worth not less than $413 (40% of tangible net assets)	$594

(1)	As defined in each applicable instrument.
(2)	EBIT generally represents earnings before interest and taxes. EBITDA generally represents EBIT before depreciation and amortization. However, in each circumstance, the term is subject to the definition prescribed under the relevant agreements.
(3)	Includes 3-year bank credit facilities and a 1-year accounts receivable facility.
(4)	Tampa Electric Company amended its $150 million 3-year bank credit facility and terminated its 3-year Revolving Credit Agreement on Oct. 11, 2005. Also on that date, TECO Energy amended its $200 million bank credit facility. Covenants under the respective amended credit facilities are discussed above in Bank Credit Facilities.

Off-Balance Sheet Financing

Unconsolidated affiliates have project debt balances as follows at Sep. 30, 2005. TECO Energy has no debt payment obligations with respect to these financings. Although we are not directly obligated on the debt, our equity interest in those unconsolidated affiliates and our commitments with respect to those projects are at risk if those projects are not operated successfully.

(millions)	Long-term Debt	Ownership Interest
San José Power Station	$101.6	100%
Alborada Power Station	$19.6	96%
Empresa Electrica de Guatemala S.A. (EEGSA)	$221.4	24%

2005 Outlook

Earnings

TECO Energy is raising its estimate for 2005 per share results from continuing operations, excluding charges and gains, to a range of $1.15 to $1.20. This range excludes both the direct costs associated with Hurricane Katrina restoration and any insurance recoveries that might occur to offset these direct costs at TECO Transport. These forecasted results are based on the company’s current expectations and assumptions for the remainder of the year, including those described below, which are subject to risks and uncertainties.

Tampa Electric expects continued strong customer growth of about 2.5% and slightly higher energy sales growth, assuming normal weather for the remainder of the year. Peoples Gas expects customer growth of about 4% in 2005. Operations and maintenance expenses at the utilities are expected to increase at about the level of inflation for the full year compared to 2004. The after-tax impact of the disallowance of Tampa Electric’s recovery of a portion of its waterborne fuel transportation costs is expected to be in the range of $9 million to $10 million for the full year.

Results at TECO Coal are expected to improve due to fourth quarter with coal prices being more than 50% higher than 2004, partially offset by slightly higher production costs than 2004’s fourth quarter. TECO Coal expects full-year production costs to be more than 12% higher than 2004 levels. The forecast assumes that TECO Coal will benefit from continued strong earnings and cash flow from the sale of 98% of the ownership of its synfuel facilities to third parties. These estimates of earnings and cash flow assume no material reduction in Section 29 tax credits due to limitations that could result from oil prices exceeding the average reference price for the full year (see the Dissclosures About Market Risk - Commodity Risk section). The company estimates that as of Sep. 30, 2005, oil prices, as quoted on NYMEX, would have to average more than $66 per barrel for the remainder of 2005 before any limitation would be effective for this year.

TECO Transport anticipates continued robust river market pricing as a result of disruptions in river barge availability throughout the industry following Hurricane Katrina, further supporting an already good balance of supply and demand for river barges. The company also expects two of its oceangoing vessels to benefit from tax law changes that reduce taxes on income earned by U.S. flag vessels in international trade and forecasts continued good operating efficiencies for both the oceangoing and river barge operations.

TECO Guatemala expects to continue to provide strong earnings and cash flow and now expects to exceed the $35 million of net income previously forecasted for the year.

Cash Flow

If natural gas prices continue at or near the levels experienced in the third quarter through year-end, Tampa Electric expects its 2005 net under-recovery balance for its fuel and environmental cost recovery clauses to be $125 million by year end due to significantly higher natural gas prices. The gas prices, higher than the July forecast, are a result of the impacts of Hurricanes Katrina and Rita on Gulf of Mexico gas production facilities. This amount includes under-recovery of fuel net of $78 million in proceeds from the sale of SO2 emissions credits, over 95% of which flow through the company’s Environmental Cost Recovery Clause.

This under-recovery is approximately $90 million higher than previously forecasted. As a result, TECO Energy currently forecasts 2005 consolidated cash flow from operations in a range of $150 to $200 million. This forecast includes the cash make-whole premium paid to redeem the 10.5% notes in June, improved operating company results, and the current forecasted under-recovery at Tampa Electric.

In 2005, net cash generation at TECO Energy parent is now expected in a range of $150 million to $200 million with an expected range of $150 million to $200 million for TECO Energy consolidated. The change in parent cash generation is a result of lower tax payments by Tampa Electric directly related to the under-recovery of fuel driven by current gas price expectations of $11 per million Btu compared to $8 per million Btu forecast in July. The tax payments to TECO Energy parent are expected to be recovered on the same schedule as the under-recovered fuel costs at Tampa Electric. Capital expenditures are estimated to remain about $300 million in addition to the $31.8 million paid to the lenders upon the final transfer of the Union and Gila River power stations. Expected net cash generation also reflects the proceeds from the final settlement of the adjustable conversion-rate equity security units, the cash proceeds from the third-party investors for synfuel production, the proceeds from the sale of the Commonwealth Chesapeake and Dell power stations, the issuance of $300 million of long-term debt, and the redemption of $380 million of long-term debt. The forecast also assumes the planned retirement of half of the $200 million of 8.5% trust preferred securities in December 2005 and the payment of common stock dividends at current levels.

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

Commodity Risk

We face varying degrees of exposure to commodity risks—including coal, natural gas, fuel oil and other energy commodity prices. Any changes in prices could affect the prices these businesses charge, their operating costs and the competitive position of their products and services. We assess and monitor risk using a variety of measurement tools based on the degree of exposure of each operating company to commodity risk. The following is an update as of Sep. 30, 2005, to our assessment of commodity risk exposure at Dec. 31, 2004.

As of Jun. 1, 2005, with the sale and transfer of ownership of the Union and Gila River power projects to the project lenders, TECO Energy has substantially exited the merchant power business. The TWG Merchant business segment no longer owns any operating merchant power plants. Accordingly, our exposure to changes in the market prices for electricity and natural gas has been reduced.

As previously reported, TECO Coal is indirectly exposed to changes in the price of crude oil. Under the rules governing Section 29 tax credits, those credits can be phased out in the event that the price of crude oil (as defined by a government price survey) reaches a certain threshold. In the event of a phase out, the proceeds TECO Coal receives from third parties having ownership interests in its synfuel production facilities would be reduced. We expect these proceeds to be approximately $200 million annually in 2005 through 2007, when the Section 29 tax credits expire. The benchmark crude oil prices corresponding to the beginning and end of the tax credit phase-out are estimated for 2005 to be $52 and $65 per barrel, respectively, which we estimate to be equivalent to $57 and $70 per barrel on NYMEX . As of Sep. 30, 2005, we estimated that the NYMEX price for the remainder of 2005 would have to average more than $66 per barrel before the beginning point in the phase-out range would be reached and $119 per barrel before the credit would be fully phased out. To hedge this risk, we have entered into a series of derivative transactions that remove approximately one-third of our exposure for 2005. Our goal is to economically hedge about $100 million per year of the 2006 and 2007 synfuel proceeds risk exposure, if economical to do so. As of October 2005, the company has economically hedged approximately $20 million of this exposure for 2006.

The following tables summarize the changes in and the fair value balances of energy derivative assets (liabilities) for the nine months ended Sep. 30, 2005:

Changes in Fair Value of Energy Derivatives (millions)

Net fair value of derivatives as of Dec. 31, 2004	$(8.8)
Net change in unrealized fair value of derivatives	191.9
Changes in valuation techniques and assumptions	—
Realized net settlement of derivatives	(24.8)

Net fair value of energy derivatives as of Sep. 30, 2005	$158.3

Roll-Forward of Energy Derivative Net Assets (Liabilities) (millions)

Total energy derivative net assets (liabilities) as of Dec. 31, 2004	$(8.8)
Change in fair value of net derivative assets (liabilities):
Recorded in OCI (1)	158.5
Recorded in earnings	(5.0)
Net option premium payments	7.8
Net purchase (sale) of existing contracts	5.8

Net fair value of energy derivatives as of Sep. 30, 2005	$158.3

(1)	See Note 16, Derivatives and Hedging, to the TECO Energy Consolidated Financial Statements, and Note 9, Derivatives and Hedging, to the Tampa Electric Company Consolidated Financial Statements.

Below is a summary table of sources of fair value, by maturity period, for energy derivative contracts at Sep. 30, 2005.

Maturity and Source of Energy Derivative Contracts Net Assets (Liabilities) at Sep. 30, 2005

Contracts Maturing in	Current	Non-current	Total Fair Value
Source of fair value (millions)
Actively quoted prices	$132.1	$13.6	$145.7
Model prices (1)	4.7	7.9	12.6

Total	$136.8	$21.5	$158.3

(1)	Model prices are used for determining the fair value of energy derivatives where price quotes are infrequent or the market is illiquid. Significant inputs to the models are derived from market-observable data and actual historical experience.

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

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

See the Legal Contingencies and the Superfund and Former Manufactured Gas Plant Sites sections of Note 11 to the TECO Energy Consolidated Financial Statements, and the Legal Contingencies and the Superfund and Former Manufactured Gas Plant Sites sections of Note 7 to the Tampa Electric Company Consolidated Financial Statements.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table shows the number of shares of TECO Energy common stock deemed to have been repurchased by TECO Energy during the quarter.

	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Jul. 1, 2005 – Jul. 31, 2005	1,211	$19.04	—	—
Aug. 1, 2005 – Aug. 31, 2005	9,424	$18.02	—	—
Sep. 1, 2005 – Sep. 30, 2005	8,885	$17.78	—	—

Total 3rd Quarter 2005	19,520	$17.97	—	—

(1)	These shares were not repurchased through a publicly announced plan or program, but rather relate to compensation or retirement plans of the company. Specifically, these shares represent shares delivered in satisfaction of the exercise price and/or tax withholding obligations by holders of stock options who exercised options (granted under TECO Energy’s incentive compensation plans), shares delivered or withheld (under the terms of grants under TECO Energy’s incentive compensation plans) to offset tax withholding obligations associated with the vesting of restricted shares, and shares purchased by the TECO Energy Group Retirement Savings Plan pursuant to directions from plan participants or dividend reinvestment.

Item 6. EXHIBITS

Exhibits - See index beginning on page 51.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 8th day of November, 2005.

TECO ENERGY, INC.
(Registrant)

Date: Nov. 8, 2005	By:	/s/ G. L. GILLETTE
G. L. GILLETTE
Executive Vice President
and Chief Financial Officer
(Principal Financial Officer)

TAMPA ELECTRIC COMPANY
(Registrant)

Date: Nov. 8, 2005	By:	/s/ G. L. GILLETTE
G. L. GILLETTE
Senior Vice President
and Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.		Description

3.1	*	Articles of Incorporation of TECO Energy, Inc., as amended on April 20, 1993 (Exhibit 3, Form 10-Q for the quarter ended Mar. 31, 1993 of TECO Energy, Inc.).

3.2	*	Bylaws of TECO Energy, Inc., as amended effective Jul. 6, 2004 (Exhibit 3.2, Registration Statement on Form S-4 No. 333-117701 of TECO Energy, Inc.).

3.3	*	Articles of Incorporation of Tampa Electric Company (Exhibit 3, Registration Statement No. 2-70653 of Tampa Electric Company).

3.4	*	Bylaws of Tampa Electric Company, as amended effective Apr. 16, 1997 (Exhibit 3, Form 10-Q for the quarter ended Jun. 30, 1997 of Tampa Electric Company).

4.1	*	Amended and Restated Credit Agreement, dated as of Oct. 11, 2005, among TECO Energy, Inc., as Borrower, TECO Finance, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent, and the Lenders and LC Issuing Banks party thereto (Exhibit 4.1, Form 8-K filed Oct. 11, 2005 by TECO Energy, Inc. and Tampa Electric Company).

4.2	*	Amended and Restated Credit Agreement, dated as of Oct. 11, 2005, among Tampa Electric Company, as Borrower, Citibank, N.A., as Administrative Agent, and the Lenders and LC Issuing Banks party thereto (Exhibit 4.2, Form 8-K filed Oct. 11, 2005 by TECO Energy, Inc. and Tampa Electric Company.).

10.1		Restricted Stock Agreement between TECO Energy, Inc. and S.W. Hudson, dated as of Jul. 1, 2005, under the TECO Energy, Inc. 2004 Equity Incentive Plan. **

12.1		Ratio of Earnings to Fixed Charges – TECO Energy, Inc.

12.2		Ratio of Earnings to Fixed Charges – Tampa Electric Company.

31.1		Certification of the Chief Executive Officer of TECO Energy, Inc. pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of the Chief Financial Officer of TECO Energy, Inc. pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3		Certification of the Chief Executive Officer of Tampa Electric Company pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4		Certification of the Chief Financial Officer of Tampa Electric Company pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of the Chief Executive Officer and Chief Financial Officer of TECO Energy, Inc. pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2		Certification of the Chief Executive Officer and Chief Financial Officer of Tampa Electric Company pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

(1)	This certification accompanies the Quarterly Report on Form 10-Q and is not filed as part of it.
*	Indicates exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference. Exhibits filed with periodic reports of TECO Energy, Inc. and Tampa Electric Company were filed under Commission File Nos. 1-8180 and 1-5007, respectively.
**	Indicates a management contract with an executive officer of TECO Energy, Inc.