Form 10-Q
period 2006-03-31
TAMPA ELECTRIC CO; TECO ENERGY INC
filed 2006-05-05
CIK 96271, 350563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

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

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether TECO Energy, Inc. is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer  ☒            Accelerated filer  ☐            Non-accelerated filer  ☐

Indicate by check mark whether Tampa Electric Company is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☒

Indicate by check mark whether TECO Energy, Inc. is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate by check mark whether Tampa Electric Company is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The number of shares of TECO Energy, Inc.’s common stock outstanding as of April 30, 2006 was 208,762,589. As of April 30, 2006, there were 10 shares of Tampa Electric Company’s common stock issued and outstanding, all of which were held, beneficially and of record, by TECO Energy, Inc.

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

PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

TECO ENERGY, INC.

In the opinion of management, the unaudited consolidated financial statements include all adjustments that are of a recurring nature and necessary to state fairly the financial position of TECO Energy, Inc. and subsidiaries as of Mar. 31, 2006 and Dec. 31, 2005, and the results of their operations and cash flows for the periods ended Mar. 31, 2006 and 2005. The results of operations for the three-month period ended Mar. 31, 2006 are not necessarily indicative of the results that can be expected for the entire fiscal year ending Dec. 31, 2006. References should be made to the explanatory notes affecting the consolidated financial statements contained in TECO Energy, Inc.’s Annual Report on Form 10-K for the year ended Dec. 31, 2005 and to the notes on pages 8 through 21 of this report.

TECO ENERGY, INC.

Consolidated Condensed Balance Sheets

Unaudited

Assets (millions)	Mar. 31, 2006	Dec. 31, 2005
Current assets
Cash and cash equivalents	$393.5	$345.7
Restricted cash	37.2	37.6
Receivables, less allowance for uncollectibles of $9.2 and $6.9 at Mar. 31, 2006 and Dec. 31, 2005, respectively	323.4	323.3
Inventories, at average cost
Fuel	79.8	84.9
Materials and supplies	69.5	68.9
Current regulatory assets	247.0	296.3
Current derivative assets	10.2	64.0
Prepayments and other current assets	30.6	51.5

Total current assets	1,191.2	1,272.2

Property, plant and equipment
Utility plant in service
Electric	4,933.2	4,892.3
Gas	845.3	839.5
Construction work in progress	212.5	200.0
Other property	822.8	822.7

Property, plant and equipment, at original cost	6,813.8	6,754.5
Accumulated depreciation	(2,229.5)	(2,187.6)

Total property, plant and equipment (net)	4,584.3	4,566.9

Other assets
Deferred income taxes	748.1	735.7
Other investments	8.0	8.0
Long-term regulatory assets	99.9	101.1
Long-term derivative assets	1.9	4.9
Investment in unconsolidated affiliates	287.1	297.1
Goodwill	59.4	59.4
Deferred charges and other assets	111.9	116.8
Assets held for sale	8.0	8.0

Total other assets	1,324.3	1,331.0

Total assets	$7,099.8	$7,170.1

The accompanying notes are an integral part of the consolidated financial statements.

TECO ENERGY, INC.

Consolidated Condensed Balance Sheets – continued

Unaudited

Liabilities and Capital (millions, except per share amounts)	Mar.31, 2006	Dec. 31, 2005
Current liabilities
Long-term debt due within one year
Recourse	$5.9	$5.9
Non-recourse	1.3	1.3
Notes payable	150.0	215.0
Accounts payable	262.7	354.7
Customer deposits	118.5	115.2
Current regulatory liabilities	133.4	146.8
Current derivative liabilities	19.4	0.3
Interest accrued	81.8	50.0
Taxes accrued	50.1	34.9
Liabilities associated with assets held for sale	1.8	1.8

Total current liabilities	824.9	925.9

Other liabilities
Investment tax credits	16.6	17.3
Long-term regulatory liabilities	547.7	543.1
Deferred credits and other liabilities	385.4	382.9
Long-term debt, less amount due within one year
Recourse	3,519.9	3,519.8
Non-recourse	10.4	11.7
Junior subordinated	177.7	177.7

Total other liabilities	4,657.7	4,652.5

Commitments and contingencies (see Note 11)

Capital
Common equity (400 million shares authorized; par value $1; 208.3 million shares and 208.2 million shares outstanding at Mar. 31, 2006 and Dec. 31, 2005, respectively)	208.3	208.2
Additional paid in capital	1,487.5	1,527.0
Retained deficit	(27.9)	(83.1)
Accumulated other comprehensive income	(50.7)	(51.1)

Common equity	1,617.2	1,601.0
Unearned compensation	—	(9.3)

Total capital	1,617.2	1,591.7

Total liabilities and capital	$7,099.8	$7,170.1

The accompanying notes are an integral part of the consolidated financial statements.

TECO ENERGY, INC.

Consolidated Condensed Statements of Income

Unaudited

(millions, except per share amounts)	Three months ended Mar. 31,
	2006	2005
Revenues
Regulated electric and gas (includes franchise fees and gross receipts taxes of $25.4 in 2006 and $20.7 in 2005)	$642.5	$522.1
Unregulated	193.9	162.6

Total revenues	836.4	684.7

Expenses
Regulated operations
Fuel	182.8	114.6
Purchased power	34.5	40.9
Cost of natural gas sold	122.8	83.5
Other	71.6	61.0
Other operations	166.4	145.6
Maintenance	45.0	39.0
Depreciation	70.3	70.1
Taxes, other than income	56.8	50.1

Total expenses	750.2	604.8

Income from operations	86.2	79.9

Other income
Allowance for other funds used during construction	0.2	—
Other income	24.0	37.1
Income from equity investments	14.6	15.2

Total other income	38.8	52.3

Interest charges
Interest expense	69.1	75.5
Allowance for borrowed funds used during construction	(0.1)	—

Total interest charges	69.0	75.5

Income before provision for income taxes	56.0	56.7
Provision for income taxes	22.7	27.8

Income from continuing operations before minority interest	33.3	28.9
Minority interest	21.9	22.6

Income from continuing operations	55.2	51.5

Discontinued operations
Loss from discontinued operations	—	(29.9)
Income tax benefit	—	(11.1)

Total discontinued operations	—	(18.8)

Net income	$55.2	$32.7

Average common shares outstanding – Basic	207.5	205.1
– Diluted	208.7	206.0

Earnings per share from continuing operations – Basic	$0.27	$0.25
– Diluted	$0.26	$0.25

Earnings per share from discontinued operations – Basic	$—	$(0.09)
– Diluted	$—	$(0.09)

Earnings per share – Basic	$0.27	$0.16
– Diluted	$0.26	$0.16

Dividends paid per common share outstanding	$0.19	$0.19

The accompanying notes are an integral part of the consolidated financial statements.

TECO ENERGY, INC.

Consolidated Condensed Statements of Comprehensive Income

Unaudited

(millions)	Three months ended Mar. 31,
	2006	2005
Net income	$55.2	$32.7

Other comprehensive income, net of tax
Net unrealized gains on cash flow hedges	0.4	0.9

Other comprehensive income, net of tax	0.4	0.9

Comprehensive income	$55.6	$33.6

The accompanying notes are an integral part of the consolidated financial statements.

TECO ENERGY, INC.

Consolidated Condensed Statements of Cash Flows

Unaudited

(millions)	Three months ended Mar. 31,
	2006	2005
Cash flows from operating activities
Net income	$55.2	$32.7
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	70.3	70.1
Deferred income taxes	21.7	11.4
Investment tax credits, net	(0.7)	(0.7)
Allowance for funds used during construction	(0.3)	—
Noncash stock compensation	2.7	0.8
Gain on sales of business/assets, pretax	(16.3)	(32.6)
Equity in earnings of unconsolidated affiliates, net of cash distributions on earnings	9.9	1.8
Minority interest	(21.9)	(22.6)
Deferred recovery clause	78.7	3.0
Receivables, less allowance for uncollectibles	(2.9)	(11.2)
Inventories	4.6	(21.5)
Prepayments and other deposits	19.1	1.3
Taxes accrued	16.5	5.0
Interest accrued	31.8	49.7
Accounts payable	(92.5)	25.2
Other	13.4	(14.0)

Cash flows from operating activities	189.3	98.4

Cash flows from investing activities
Capital expenditures	(78.2)	(62.5)
Allowance for funds used during construction	0.3	—
Net proceeds from sales of business/assets	17.9	29.0
Restricted cash	0.4	24.3
Other non-current investments	—	4.2

Cash flows used in investing activities	(59.6)	(5.0)

Cash flows from financing activities
Dividends	(39.6)	(39.3)
Proceeds from the sale of common stock	1.6	184.3
Proceeds from long-term debt	83.4	1.1
Repayment of long-term debt	(87.2)	(8.5)
Minority interest	24.9	21.9
Net (decrease) in short-term debt	(65.0)	(35.0)
Equity contract adjustment payments	—	(2.0)

Cash flows from (used in) financing activities	(81.9)	122.5

Net increase in cash and cash equivalents	47.8	215.9
Cash and cash equivalents at beginning of period	345.7	96.7

Cash and cash equivalents at end of period	$393.5	$312.6

The accompanying notes are an integral part of the consolidated financial statements.

TECO ENERGY, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

The significant accounting policies for both utility and diversified operations include:

Principles of Consolidation

The consolidated condensed financial statements include the accounts of TECO Energy, Inc., its majority-owned and controlled subsidiaries, and the accounts of variable interest entities for which it is the primary beneficiary (TECO Energy or the company). All significant intercompany balances and intercompany transactions have been eliminated in consolidation. Generally, the equity method of accounting is used to account for investments in partnerships or other arrangements in which TECO Energy or its subsidiary companies do not have majority ownership or exercise control.

The use of estimates is inherent in the preparation of financial statements in accordance with generally accepted accounting principles (GAAP). Actual results could differ from these estimates.

Revenues and Fuel Costs

As of Mar. 31, 2006 and Dec. 31, 2005, unbilled revenues of $49.2 million and $52.3 million, respectively, are included in the “Receivables” line item on the Consolidated Condensed Balance Sheets.

Other Income and Minority Interest

TECO Energy earns a significant portion of its income indirectly through the synthetic fuel operations at TECO Coal. At the quarters ended Mar. 31, 2006 and 2005, TECO Coal had sold ownership interests in the synthetic fuel facilities to unrelated third-party investors equal to 98% and 90%, respectively. However, during the first quarter of 2005, TECO Coal allocated an additional 8% of the benefits associated with the synthetic fuel facilities to a third-party investor such that 98% of the first quarter 2005 benefits went to third parties. These investors pay for the purchase of the ownership interests as synthetic fuel is produced, with the payments based both on the amount of production and sales of synthetic fuel and the related, underlying value of the tax credit, which is subject to limitation based on the price of domestic crude oil prices. These payments are recorded in “Other Income” in the Consolidated Condensed Income Statement and comprise the majority of that line item.

Additionally, the outside investors make payments towards the cost of producing synthetic fuel. These payments are reflected as a benefit under “Minority Interest” in the Consolidated Condensed Income Statement and these benefits comprise the majority of that line item.

For the quarter ended Mar. 31, 2006, “Other Income” reflected a phase-out of approximately 40% of the benefit of underlying value of the tax credit based on an internal estimate of the average annual price of domestic crude oil during 2006. Should future estimates of the average annual price of domestic crude oil be different than this estimate, the cash payments and the benefits recognized in “Other Income” and “Minority Interest” will be adjusted, either positive or negative, throughout the year. For the same quarter in 2005, no phase-out of the benefit was recognized.

Purchased Power

Tampa Electric purchases power on a regular basis primarily to meet the needs of its retail customers. Tampa Electric purchased power from entities not affiliated with TECO Energy at a cost of $34.5 million and $40.9 million, respectively, for the three months ended Mar. 31, 2006 and 2005. Prudently incurred purchased power costs at Tampa Electric are recoverable through Florida Public Service Commission (FPSC) approved cost recovery clauses.

Accounting for Franchise Fees and Gross Receipts

The regulated utilities (Tampa Electric and Peoples Gas System (PGS)) are allowed to recover from customers certain costs incurred through prices approved by the FPSC. The amounts included in customers’ bills for franchise fees and gross receipt taxes are included as revenues on the Consolidated Condensed Statements of Income. These amounts totaled $25.4 million and $20.7 million, respectively, for the three months ended Mar. 31, 2006 and 2005. Franchise fees and gross receipt taxes payable by the regulated utilities are included as an expense on the Consolidated Condensed Statements of Income in “Taxes, other than income.” For the three months ended Mar. 31, 2006 and 2005, these totaled $25.4 million and $20.6 million, respectively.

Stock-Based Compensation

Effective Jan. 1, 2006, TECO Energy accounts for its stock-based compensation in accordance with Financial Accounting Standard (FAS) 123 (revised 2004), Share-Based Payment (FAS 123R). Under the provisions of FAS 123R, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s or director’s requisite service period (generally the vesting period of the equity grant). Prior to this, the company accounted for its share-based payments under Accounting Principles Board (APB) Opinion No. 25,

Accounting for Stock Issued to Employees and related interpretations and the disclosure requirements of FAS 123, Accounting for Stock-Based Compensation, as amended by FAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure. The company elected to adopt the modified-prospective transition method as provided under FAS 123R and, accordingly, results for prior periods have not been restated. See Note 8, Stock-Based Compensation for more information on share-based payments.

2. New Accounting Pronouncements

Amendment to Derivatives Accounting

In February 2006, the FASB issued FAS 155, Accounting for Certain Hybrid Financial Instruments, which amends FAS 133, Accounting for Derivative Instruments and Hedging Activities, and FAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. FAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by permitting fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. This statement is effective for fiscal years beginning after Sep. 15, 2006 and is not expected to materially impact the company.

Proposed Statement on Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans

In March 2006, the FASB issued the exposure draft, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 123(R). This proposed statement of financial accounting standards would require the recognition in the statement of financial position of the over-funded or under-funded status of a defined benefit postretirement plan, measured as the difference between the fair value of plan assets and the benefit obligation in the case of a defined benefit plan, or accumulated postretirement benefit obligation in the case of other postretirement benefit plans. Compared to the current recognition of pension and other postretirement obligations on the balance sheet, this proposed standard would required recognition of: 1) the impact of future salary increases to the pension obligation and 2) the unamortized post-retirement benefit costs that are currently being expensed over the service lives of the participants. This proposed standard would also require recognition in other comprehensive income certain benefit cost components that are not part of net periodic benefit cost, and that the defined benefit plan assets and obligations be measured as of the balance sheet date. The company estimates that this proposed standard, using the plan assets and obligations reported as of Dec. 31, 2005, would increase benefit liabilities on the balance sheet by approximately $130 million and accumulated other comprehensive loss, net of estimated tax benefits, by approximately $70 million. The proposed standard would require retroactive application to all periods presented in the financial statements. The deadline for comments on this proposed standard is May 31, 2006; the effective date for this proposed standard is for fiscal years ending after Dec. 15, 2006.

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

SO2 Emission Allowances

The Clean Air Act Amendments of 1990 established SO2 allowances to manage the achievement of SO2 emissions requirements. The legislation also established a market-based SO2 allowance trading component.

An allowance authorizes a utility to emit one ton of SO2 during a given year. The EPA allocates allowances to utilities based on mandated emissions reductions. At the end of each year, a utility must hold an amount of allowances at least equal to its annual emissions. Allowances are fully marketable and once allocated, allowances may be bought, sold, traded or banked for use in future years. Allowances may not be used for compliance prior to the calendar year for which they are allocated. Tampa Electric accounts for these using an inventory model with a zero basis for those allowances allocated to the company. Tampa Electric recognizes a gain at the time of sale, approximately 95% of which accrues to retail customers through the environmental cost recovery clause.

Over the years, Tampa Electric has acquired allowances through EPA allocations. Also, over time, Tampa Electric has sold unneeded allowances based on compliance needs and allowances available. The SO2 allowances unneeded and sold in 2006 resulted from lower emissions at Tampa Electric brought about by environmental actions taken by the company under the Clean Air Act.

In January 2006, Tampa Electric sold approximately 40,000 allowances, resulting in proceeds of $40.8 million, the majority of which is included as a cost recovery clause regulatory liability as of Mar. 31, 2006. Allowance sales during the first quarter of 2005 were not material.

Regulatory Assets and Liabilities

Tampa Electric and PGS maintain their accounts in accordance with recognized policies of the FPSC. In addition, Tampa Electric maintains its accounts in accordance with recognized policies prescribed or permitted by the Federal Energy Regulatory Commission (FERC). These policies conform with GAAP in all material respects except for the reclassification of “Accumulated cost of removal”.

Tampa Electric and PGS apply the accounting treatment permitted by FASB Statement No. 71, Accounting for the Effects of Certain Types of Regulation. Areas of applicability include deferral of revenues under approved regulatory agreements; revenue recognition resulting from cost recovery clauses that provide for monthly billing charges to reflect increases or decreases in fuel, purchased power, conservation and environmental costs; and deferral of costs as regulatory assets, when cost recovery is ordered over a period longer than a fiscal year, to the period that the regulatory agency recognizes them. Details of the regulatory assets and liabilities as of Mar. 31, 2006 and Dec. 31, 2005 are presented in the following table:

Regulatory Assets and Liabilities

(millions)	Mar. 31, 2006	Dec. 31, 2005
Regulatory assets:
Regulatory tax asset (1)	$54.5	$79.5

Other:
Cost recovery clauses	238.4	264.1
Deferred bond refinancing costs (2)	29.5	28.8
Environmental remediation	14.0	14.2
Competitive rate adjustment	5.3	5.6
Other	5.2	5.2

	292.4	317.9

Total regulatory assets	346.9	397.4
Less current portion	247.0	296.3

Long-term regulatory assets	$99.9	$101.1

Regulatory liabilities:
Regulatory tax liability (1)	$29.2	$23.4

Other:
Deferred allowance auction credits	1.0	1.3
Cost recovery clauses	111.3	136.9
Environmental remediation	14.0	14.2
Deferred gain on property sales (3)	7.5	7.7
Accumulated cost of removal	504.4	493.8
Transmission and delivery storm reserve	13.5	12.5
Other	0.2	0.1

	651.9	666.5

Total regulatory liabilities	$681.1	689.9
Less current portion	133.4	146.8

Long-term regulatory liabilities	$547.7	$543.1

(1)	Related primarily to plant life. Includes $12.7 million and $13.1 million of excess deferred taxes as of Mar. 31, 2006 and Dec. 31, 2005, respectively.
(2)	Amortized over the term of the related debt instrument.
(3)	Amortized over a 5-year period with various ending dates.

4. Income Tax Expense

During the three months ended Mar. 31, 2006 and 2005, the company experienced a number of events that impacted the overall effective tax rate on continuing operations. These events included permanent reinvestment of foreign income under APB Opinion No. 23, Accounting for Taxes – Special Areas (APB 23), adjustment of deferred tax assets for the effect of an enacted change in state rates, depletion, repatriation of foreign source income to the United States and reduction of income tax expense under the new “tonnage tax” regime.

On Oct. 22, 2004, the President signed the American Jobs Creation Act of 2004 (the Act). The Act creates a temporary incentive for U.S corporations to repatriate accumulated income earned abroad by providing an 85% dividend received deduction for certain dividends from controlled foreign corporations. The company elected to apply Code Section 965 with respect to its 2005 cash dividends.

Code Section 248 of the Act also introduced a new “tonnage tax” which allows corporations to elect to exclude from gross income certain income from activities connected with the operation of a U.S. flag vessel in U.S. foreign trade and become subject to a tax imposed on the per-ton weight of the qualified vessel instead. Starting with the second quarter of 2005, the company has elected to apply Code Section 248 with respect to qualified vessels going forward.

5. Employee Postretirement Benefits

Included in the table below is the periodic pension (benefit) expense for pension and other postretirement benefits offered by the company. No significant changes have been made to these benefit plans since Dec. 31, 2003.

Pension Expense (Benefit)

(millions)	Pension Benefits		Other Postretirement Benefits
Three months ended Mar. 31,	2006	2005	2006	2005
Components of net periodic benefit expense
Service cost	$3.9	$4.0	$1.5	$1.6
Interest cost on projected benefit obligations	7.7	8.2	2.8	2.8
Expected return on assets	(8.9)	(9.3)	—	—
Amortization of:
Transition (asset) obligation	—	(0.1)	0.7	0.7
Prior service (benefit) cost	(0.1)	(0.1)	0.8	0.8
Actuarial loss	2.2	1.1	0.1	—

Net pension expense recognized in the TECO Energy Consolidated Condensed Statements of Income	$4.8	$3.8	$5.9	$5.9

For the fiscal 2006 plan year, TECO Energy assumed an expected long-term return on plan assets of 8.5% and a discount rate of 5.5% at its Sep. 30, 2005 measurement date. In January 2006, the company contributed $6.3 million to the pension plan.

6. Short-Term Debt

At Mar. 31, 2006 and Dec. 31, 2005, the following credit facilities and related borrowings existed:

Credit Facilities

	Mar. 31, 2006			Dec. 31, 2005
(millions)	Credit Facilities	Borrowings Outstanding (1)	Letters of Credit Outstanding	Credit Facilities	Borrowings Outstanding (1)	Letters of Credit Outstanding
Tampa Electric Company:
5-year facility	$325.0	$35.0	$—	$325.0	$120.0	$—
1-year accounts receivable facility	150.0	115.0	—	150.0	95.0	—
TECO Energy:
5-year facility	200.0	—	14.4	200.0	—	14.3

Total	$675.0	$150.0	$14.4	$675.0	$215.0	$14.3

(1)	Borrowings outstanding are reported as notes payable.

These credit facilities require commitment fees ranging from 12.5 to 37.5 basis points. The weighted-average interest rate on outstanding notes payable at Mar. 31, 2006 and Dec. 31, 2005 was 4.87% and 4.45%, respectively.

Tampa Electric Company Accounts Receivable Facility

On Jan. 5, 2006, Tampa Electric and TEC Receivables Corp., a wholly-owned subsidiary of Tampa Electric Company, extended the maturity of Tampa Electric’s $150 million accounts receivable securitized borrowing facility from Jan. 5, 2006 to Jan. 4, 2007.

7. Long-Term Debt

Issuance of Hillsborough County Industrial Development Authority Pollution Control Revenue Refunding Bonds (Tampa Electric Company Project), Series 2006

On Jan. 19, 2006, the Hillsborough County Industrial Development Authority (HCIDA) issued $85.95 million of HCIDA Pollution Control Revenue Refunding Bonds (Tampa Electric Company Project), Series 2006 (Series 2006 Bonds) for the benefit of Tampa Electric. Tampa Electric is responsible for payment of the interest and principal associated with the Series 2006 Bonds. The proceeds of this issuance, together with available cash, were used to call and retire in February 2006 $85.95 million of the existing HCIDA Pollution Control Revenue Bonds (Tampa Electric Company Project), Series 1994 (Series 1994 Bonds), which had a maturity date of Dec. 1, 2034. Costs of the issuance were paid from available funds of Tampa Electric. Tampa Electric entered into a Loan and Trust Agreement with the HCIDA, as issuer, and The Bank of New York, as trustee, in connection with the issuance of the Series 2006 Bonds.

The Series 2006 Bonds mature on Dec. 1, 2034 and bear interest at an auction rate, which was initially set at 2.80% and will be reset pursuant to an auction procedure at the end of every auction period, which was initially set at seven days. In connection with the issuance of the Series 2006 Bonds, Tampa Electric entered into an insurance agreement with Ambac Assurance Corporation pursuant to which Ambac Assurance Corporation issued a financial guaranty insurance policy, providing insurance for Tampa Electric’s obligation for payment on the Series 2006 Bonds and allowing the Series 2006 Bonds to be issued at a lower interest rate than without such insurance in place. The terms of the insurance agreement will, among other things, limit Tampa Electric’s ability to incur certain liens, subject to a number of exceptions, without equally and ratably securing the Series 2006 Bonds.

During any auction period, Tampa Electric may redeem all or any part of the Series 2006 Bonds at its option at a redemption price equal to the sum of the accrued and unpaid interest to the redemption date on the principal amount of the Series 2006 Bonds to be redeemed, plus 100% of the principal amount of the Series 2006 Bonds to be redeemed. The Series 2006 Bonds are also subject to special mandatory redemption in the event that interest payable on any Series 2006 Bonds has become subject to federal income tax in accordance with the Loan and Trust Agreement.

Redemption of Hillsborough County Industrial Development Authority Pollution Control Revenue Refunding Bonds (Tampa Electric Company Project), Series 1994

On Feb. 24, 2006, pursuant to the terms of the indenture governing $85.95 million of the Series 1994 Bonds and at Tampa Electric’s and the HCIDA’s direction, the trustee redeemed the Series 1994 Bonds. The redemption price was equal to 101% of par plus accumulated but unpaid distributions to Feb. 24, 2006.

8. Stock-Based Compensation

On Jan. 1, 2006, TECO Energy adopted FAS 123R, requiring the company to recognize expense related to the fair value of its stock-based compensation awards. Prior to this, the company accounted for its share-based payments under APB 25, and related interpretations. The company adopted FAS 123R using the modified-prospective transition method. Under this transition method, compensation cost recognized beginning Jan. 1, 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of Dec. 31, 2005 (based on the grant-date fair value estimated in accordance with the original provisions of FAS 123) and compensation cost for all share-based payments granted on or after Jan. 1, 2006 (based on the grant date fair value estimated in accordance with the provisions of FAS 123R). Results for prior periods have not been restated.

TECO Energy has two share-based compensation plans (the Equity Plan and the Director Equity Plan), which are described below. The types of awards granted under these Plans include stock options, stock grants, time-vested restricted stock and performance-based restricted stock. Stock options are granted with an exercise price greater than or equal to the fair value on the date of grant and have a 10 year contractual term. Stock options for the Director Equity Plan vest immediately and stock options for the Equity Plan have graded vesting over a three-year period, with the first 33% becoming exercisable one year after the date of grant. Stock grants and time-vested restricted stock are granted at a price equal to the fair value on the date of grant, with expense recognized over the vesting period, which is normally three years. Performance-based restricted stock is granted at a price equal to the fair value on the date of grant, with shares vesting in three years at 0% to 200% of the original grant, based on the total return of TECO Energy common stock compared to a peer group of utility stocks. Dividends are paid on all time-vested and performance-based restricted stock awards.

TECO Energy recognized total stock compensation expense for the three months ended Mar. 31, 2006 of $2.7 million pretax, or $1.7 million after-tax. For the three months ended Mar. 31, 2006, cash received from option exercises under all share-based payment arrangements was $0.5 million and the aggregate intrinsic value of stock options exercised was $0.2 million. The total fair value of awards vesting during the three months ending Mar. 31, 2006, was $2.6 million, which includes stock grants, time-vested restricted stock and performance-based restricted stock. As of Mar. 31, 2006, there was $8.8 million of unrecognized compensation cost related to all non-vested awards that is expected to be recognized over a weighted average period of two years. Prior to the adoption of FAS 123R, TECO Energy presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statement of Cash Flows. Beginning on Jan. 1, 2006, the company changed its cash flow presentation in accordance with FAS 123R, which requires the cash flows resulting from excess tax deductions on share-based payments to be classified as financing cash flows.

Previously under APB 25, the company recognized expenses for retirement-eligible employees over the nominal vesting period. Currently under FAS 123R, any new awards made to retirement-eligible employees are recognized immediately or over the period from the grant date to the date of retirement eligibility (non-substantive approach). The impact on net income for the three months ended Mar. 31, 2006 and 2005 of applying the nominal vesting period approach versus the non-substantive vesting period approach for retirement-eligible employees would not have been material.

The fair value of stock options is determined using the Black-Scholes valuation model. Although no stock options have been granted in the three months ended Mar. 31, 2006, the company intends to use the following methods to determine its underlying assumptions for future grants, including those grants normally made in April of each year. Expected volatilities will be based on historical volatilities. The expected term of options granted will be based on the Staff Accounting Bulletin No. 107 (SAB 107) simplified method of averaging the vesting term and the original contractual term. The risk-free interest rate will be based on the U.S. Treasury implied yield on zero-coupon issues, with a remaining term equal to the expected term of the option. The expected dividend yield will be based on the current annual dividend amount divided by the stock price on the date of grant.

The fair value of performance-based restricted stock awards is determined using the Monte-Carlo valuation model. Although no performance-based awards have been granted in the three months ended Mar. 31, 2006, the company intends to use the following methods to determine its underlying assumptions for future grants, including those grants normally made in April of each year. Expected volatilities will be based on the historical volatilities. The expected term of the awards will be based on the performance measurement period, which is generally three years. The risk-free interest rate will be based on the U.S. Treasury implied yield on zero-coupon issues, with a remaining term equal to the expected term of the award. The expected dividend yield will be based on the current annual dividend amount divided by the stock price on the date of grant, with continuous compounding.

The fair value of time-vested restricted stock and stock grants are based on the price of TECO Energy common stock on the date of grant. This fair value method would be used for those grants normally made in April of each year.

The following table illustrates the effect on net income and earnings per share as if the company had applied the fair-value recognition provisions of FAS 123 to all share-based payments, prior to the adoption of FAS 123R.

Pro Forma Stock-Based Compensation Expense

	Three months ended Mar. 31,
(millions, except per share amounts)	2006(3)	2005
Net income from continuing operations
As reported	$55.2	$51.5
Add: Unearned compensation expense (1)	—	0.5
Less: Pro forma expense (2)	—	1.4

Pro forma	$55.2	$50.6

Net income
As reported	$55.2	$32.7
Add: Unearned compensation expense (1)	—	0.5
Less: Pro forma expense (2)	—	1.4

Pro forma	$55.2	$31.8

Net income from continuing operations – EPS, basic
As reported	$0.27	$0.25
Pro forma	$0.27	$0.25
Net income from continuing operations – EPS, diluted
As reported	$0.26	$0.25
Pro forma	$0.26	$0.25
Net income – EPS, basic
As reported	$0.27	$0.16
Pro forma	$0.27	$0.15
Net income – EPS, diluted
As reported	$0.26	$0.16
Pro forma	$0.26	$0.15

Assumptions applicable to stock options
Risk-free interest rate	4.02%	4.04%
Expected lives (in years)	7	7
Expected stock volatility	34.12%	34.09%
Dividend yield	4.66%	5.67%

Assumptions applicable to performance-based restricted stock
Risk-free interest rate	3.74%	2.78%
Expected lives (in years)	3	3
Expected stock volatility	45.31%	45.85%
Dividend yield	4.49%	5.79%

(1)	Unearned compensation expense reflects the compensation expense of time-vested and performance-based restricted stock awards, after tax.
(2)	Includes compensation expense for stock options and performance-based restricted stock, determined using a fair-value based method, after tax, plus compensation expense associated with time-vested restricted stock awards, determined based on market value at date of grant, after tax.
(3)	Effective Jan. 1, 2006, stock-based compensation expense is reflected in “as reported” earnings, as a result of the adoption of FAS 123R.

Equity Plans

In April 2004, the company’s shareholders approved the 2004 Equity Incentive Plan (2004 Plan). The 2004 Plan superseded the 1996 Equity Incentive Plan (1996 Plan), and no additional grants will be made under the 1996 Plan. Under the 2004 Plan, the Compensation Committee of the Board of Directors may award stock grants, stock options and/or stock equivalents to officers, key employees and consultants of TECO Energy and its subsidiaries. The Compensation Committee has discretion to determine the terms and conditions of each award, which may be subject to conditions relating to continued employment, restrictions on transfer or performance criteria.

Under the 2004 Plan and the 1996 Plan (collectively referred to as the “Equity Plans”), 41,682 shares of restricted stock were granted and 17,962 stock grants were awarded for the three months ended Mar. 31, 2006, with a weighted average fair value of $17.30. Restricted stock transactions (including both time-vested and performance-based) during the three months ended Mar. 31, 2006 under the Equity Plans are summarized as follows:

Nonvested Restricted Stock

	Number of Shares (thousands)	Weighted Avg. Fair Value
Nonvested balance at Dec. 31, 2005	801	$18.16
Granted	42	$17.19
Vested	(139)	$16.28
Forfeited	—	$—

Nonvested balance at Mar. 31, 2006	704	$18.47

Stock option transactions during the three months ended Mar. 31, 2006 under the Equity Plans are summarized as follows:

Stock Options – Equity Plans

	Option Shares (thousands)	Weighted Avg. Option Price
Balance at Dec. 31, 2005	9,694	$20.33
Granted	—	$—
Exercised	(38)	$12.00
Cancelled	(34)	$23.58

Balance at Mar. 31, 2006	9,622	$20.35

Exercisable at Mar. 31, 2006	1,611	$12.10
Available for future grant at Mar. 31, 2006	8,687

As of Mar. 31, 2006, the 1,611,000 options currently exercisable under the Equity Plans with option prices of $11.09 – $13.50, had a weighted average option price of $12.10, a weighted average remaining contractual life of eight years and an aggregate intrinsic value of $6.5 million.

Director Equity Plan

In April 1997, the company’s shareholders approved the 1997 Director Equity Plan (1997 Plan), as an amendment and restatement of the 1991 Director Stock Option Plan (1991 Plan). The 1997 Plan superseded the 1991 Plan, and no additional grants will be made under the 1991 Plan. The purpose of the 1997 Plan is to attract and retain highly qualified non-employee directors of the company and to encourage them to own shares of TECO Energy common stock. The 1997 Plan is administered by the Board of Directors and awards may include stock grants, stock options and/or stock equivalents.

Under the 1997 Plan, no stock options or stock grants were awarded for the three month period ended Mar. 31, 2006. Stock option transactions during the three months ended Mar. 31, 2006 under the 1997 Plan are summarized as follows:

Stock Options — Director Equity Plans

	Option Shares (thousands)	Weighted Avg. Option Price
Balance at Dec. 31, 2005	253	$20.93
Granted	—	$—
Exercised	—	$—
Cancelled	—	$—

Balance at Mar. 31, 2006	253	$20.93

Exercisable at Mar. 31, 2006	70	$12.92
Available for future grant at Mar. 31, 2006	195

As of Mar. 31, 2006, the 70,000 options currently exercisable under the 1997 Plan with option prices of $11.09 – $13.64, had a weighted average option price of $12.92, a weighted average remaining contractual life of eight years and an aggregate intrinsic value of $0.2 million.

9. Other Comprehensive Income

TECO Energy reported the following other comprehensive income (loss) (OCI) for the three months ended Mar. 31, 2006 and 2005, related to changes in the fair value of cash flow hedges:

Comprehensive Income (Loss)	Three months ended Mar. 31,
(millions)	Gross	Tax	Net
2006
Unrealized gain on cash flow hedges	$0.6	$0.2	$0.4
Less: Gain reclassified to net income	—	—	—

Gain on cash flow hedges	0.6	0.2	0.4

Total other comprehensive income	$0.6	$0.2	$0.4

2005
Unrealized gain on cash flow hedges	$6.1	$3.2	$2.9
Less: Gain reclassified to net income	(3.1)	(1.1)	(2.0)

Gain on cash flow hedges	3.0	2.1	0.9

Total other comprehensive income	$3.0	$2.1	$0.9

Accumulated Other Comprehensive Income (Loss) (millions)		Mar. 31, 2006	Dec. 31, 2005
Minimum pension liability adjustment (1)		$(51.5)	$(51.5)
Net unrealized gains from cash flow hedges (2)		0.8	0.4

Total accumulated other comprehensive income		$(50.7)	$(51.1)

(1)	Net of tax benefit of $32.5 million as of Mar. 31, 2006 and Dec. 31, 2005.
(2)	Net of tax (expense) of $(0.6) million and $(0.4) million, as of Mar. 31, 2006 and Dec. 31, 2005, respectively.

10. Earnings Per Share

For the three months ended Mar. 31, 2006 and 2005, stock options and unvested restricted stock for 6.5 million shares and 5.8 million shares, respectively, were excluded from the computation of diluted earnings per share due to their antidilutive effect.

Earnings Per Share

(millions, except per share amounts)	Three months ended Mar. 31,
	2006	2005
Numerator
Net income from continuing operations, basic	$55.2	$51.5
Effect of contingent performance shares	—	(0.2)

Net income from continuing operations, diluted	55.2	51.3
Discontinued operations, net of tax	—	(18.8)

Net income, diluted	$55.2	$32.5

Denominator
Average number of shares outstanding - basic	207.5	205.1
Plus: Incremental shares for assumed conversions:
Stock options and contingent performance shares	4.0	4.4
Less: Treasury shares which could be purchased	(2.8)	(3.5)

Average number of shares outstanding - diluted	208.7	206.0

Earnings per share from continuing operations
Basic	$0.27	$0.25
Diluted	$0.26	$0.25
Earnings per share from discontinued operations, net
Basic	$—	$(0.09)
Diluted	$—	$(0.09)
Earnings per share
Basic	$0.27	$0.16
Diluted	$0.26	$0.16

11. Commitments and Contingencies

Legal Contingencies

Colombia Arbitration

On Aug. 30, 2004, a Colombian trade union, Sindicato de Trabajadores de la Electricidad de Colombia (the “Union”), which was to be the owner/lessor of the power plant if the transaction had been consummated, filed a demand for arbitration in Colombia pursuant to provisions of a confidentiality and exclusivity agreement (the confidentiality agreement) between the trade union and an indirect subsidiary of TECO Wholesale Generation, Inc. (TWG) (under its former name of TECO Power Services Corporation), TPS International Power (TPSI), alleging breach of contract and seeking damages of approximately $50 million. The hearings before the Arbitration Tribunal (Tribunal) began in September 2005. The testimony phase of the proceeding has closed. The Tribunal has appointed experts on the subject of damages including the useful life of the facility and valuation of the project, which reports were received in February and March to which certain clarifications and corrections have been requested. The valuation expert is required to respond to these questions in early May. TPSI has also engaged its own expert who will submit its own report at the appropriate time. These reports focus only on value and associated methodology without regard to liability. Liability is a matter of law to be determined by the Tribunal as part of its findings at the conclusion of the proceedings. From the time of receipt of the clarifications to the expert’s report, we anticipate that the parties have about four to six weeks to prepare and present written and oral closing arguments. After closing arguments, the Tribunal, although it has no deadlines, will likely take six to eight weeks to render its decision (around October 2006). These dates are tentative based on the best judgment of TPSI’s Colombian Counsel and can be modified by order of the Tribunal.

The Colombia Arbitration was filed after a Hillsborough County Circuit Court granted TWG’s (formerly TPS) and TPSI’s motion for summary judgment in a case filed by a Tampa-based firm, named Grupo Interamerica, LLC (Grupo) alleging that TWG breached an oral agreement in connection with a potential investment in a project in 1996 which did not go forward. Grupo appealed; the appellate court ruled in favor of TWG and TPSI, and the decision became final in December 2005.

Tampa Electric Transmission Litigation

Four lawsuits were originally filed in the Circuit Court in Hillsborough County against Tampa Electric in connection with the location of transmission structures and upgrades to a substation in certain residential areas by residents in the areas surrounding the structures and substation. The resident plaintiffs are seeking to remove the poles or to receive monetary damages. The plaintiffs were seeking class action status, which status was denied. There are now three cases, the Alvarez (substation case), the Shaw, and the Acosta cases (the Jorrison and Acosta cases were consolidated and are now referred to as the Acosta case). The Jorrison’s have dropped their individual claims in the Acosta case and have joined the Shaw case as plaintiffs. The three cases are pending before two separate judges. Tampa Electric’s motion to dismiss the claim for injunctive relief (non-monetary relief) was granted in the Alvarez case, and its motion for summary judgment in the Shaw case on the plaintiff’s claim for injunctive relief was recently granted. Several of Tampa Electric’s motions for summary judgment in the Shaw case with respect to property owners not located adjacent to or in close proximity to the poles (Remote Plaintiffs) were granted. The Shaw case has been transferred to the Trial Division (cases expected to have trials lasting two weeks or more), and a trial date of Sep. 11, 2006 has been set. Plaintiffs’ counsel in the Acosta case dropped 65 plaintiffs.

Securities Class Action Lawsuits & Related SEC Inquiry

The lead plaintiffs filed their Consolidated Class Action Amended Complaint for securities fraud on May 3, 2005. The Consolidated Class Action Amended Complaint brought by the “TECO Lead Plaintiff Group,” comprised of NECA-IBEW Pension Fund (The Decatur Plan), Monroe County Employees Retirement System, John Marder and Charles Korpak, as the Lead Plaintiff for the Class maintains the same class period, Oct. 30, 2001 to Feb. 4, 2003, and the same parties as those contained in the original complaints relating to the adequacy of the company’s disclosures and financial reporting during the class period, was dismissed without prejudice for failure to plead loss causation by the court on Mar. 31, 2006. Plaintiffs have advised counsel they intend to file an amended complaint and the Court has granted an extension of time up to and including May 10, 2006, and the Defendants have 45 days thereafter to file their motion to dismiss and supporting brief. This Consolidated Amended Complaint resulted from the court’s order of Feb. 1, 2005, which consolidated a number of class action lawsuits filed in 2004 and appointed the Lead Plaintiff Group and the law firm of Lerach Coughlin Stoia Giller Rudman & Robbins LLP as lead counsel.

In addition, on Mar. 31, 2006, the SEC staff confirmed that, in connection with its informal inquiry related to the same general subject-matter of the class action suit described above, it had concluded its review, would not be seeking additional information, and would not be recommending any action to the Commission.

The derivative case that had been filed against several officers and directors in state court in connection with their alleged action during the same period that is the subject of the class action suit was dismissed on Apr. 5, 2006 with leave to amend but not until such time as a subsequent motion to dismiss is disposed of in the securities class action. The court also dismissed directors Whiting and Penn as defendants, both of whom were not on the Board at the time the alleged actions occurred. During the interim period, defendants’ counsel will provide the Court with periodic reports of the Special Litigation Committee’s activities focused on the status of the class action case.

The company cannot predict the ultimate resolution of these matters, including the class action litigation and the Grupo-related proceedings, at this time, and there can be no assurance that any such matters will not have a material adverse impact on TECO Energy’s financial condition or results of operations.

Other Issues

From time to time TECO Energy and its subsidiaries are involved in various other legal, tax and regulatory proceedings before various courts, regulatory commissions and governmental agencies in the ordinary course of its business. Where appropriate, accruals are made in accordance with FAS 5, Accounting for Contingencies, to provide for matters that are probable of resulting in an estimable, material loss. While the outcome of such proceedings is uncertain, management does not believe that their ultimate resolution will have a material adverse effect on the company’s results of operations or financial condition.

Superfund and Former Manufactured Gas Plant Sites

Tampa Electric Company, through its Tampa Electric and Peoples Gas divisions, is a potentially responsible party (PRP) for certain superfund sites and, through its Peoples Gas division, for certain former manufactured gas plant sites. While the joint and several liability associated with these sites presents the potential for significant response costs, as of Mar. 31, 2006, Tampa Electric Company has estimated its ultimate financial liability to be approximately $14.2 million, and this amount has been accrued in the company’s financial statements. The environmental remediation costs associated with these sites, which are expected to be paid over many years, are not expected to have a significant impact on customer prices.

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

Guarantees and Letters of Credit

A summary of the face amount or maximum theoretical obligation under TECO Energy’s letters of credit and guarantees as of Mar. 31, 2006 is as follows:

Letters of Credit and Guarantees

Letters of Credit and Guarantees for the Benefit of (millions)	2006	2007	2008-2010	After 2010	Total	Liabilities Recognized at Mar. 31, 2006
Tampa Electric
Letters of credit	$—	$—	$—	$2.4	$2.4	$—
Guarantees:
Fuel purchase/energy management (1)(2)	—	—	—	20.0	20.0	6.2

	—	—	—	22.4	22.4	6.2

TECO Transport
Letters of credit	—	—	—	2.5	2.5	—

TECO Coal
Letters of credit	—	—	—	6.7	6.7	—
Guarantees: Fuel purchase related (2)	10.0	—	—	1.4	11.4	1.8

	10.0	—	—	8.1	18.1	1.8

TECO Guatemala
Letters of credit	4.8	—	—	—	4.8	—

Other subsidiaries
Guarantees:
Fuel purchase/energy management (1)(2)	93.7	—	—	2.7	96.4	—

Total	$108.5	$—	$—	$35.7	$144.2	$8.0

(1)	These guarantees renew annually and are shown on the basis that they will continue to renew beyond 2010.
(2)	The amounts shown are the maximum theoretical amount guaranteed under current agreements. Liabilities recognized represent the associated obligation of TECO Energy under these agreements at Mar. 31, 2006. The obligations under these letters of credit and guarantees include net accounts payable and net derivative liabilities.

Financial Covenants

In order to utilize their respective bank credit facilities, TECO Energy and Tampa Electric must meet certain financial tests as defined in the applicable agreements. In addition, TECO Energy, Tampa Electric and other operating companies have certain restrictive covenants in specific agreements and debt instruments. At Mar. 31, 2006, TECO Energy, Tampa Electric and the other operating companies are in compliance with all applicable financial covenants.

12. Segment Information

TECO Energy is an electric and gas utility holding company with significant diversified activities. Segments are determined based on how management evaluates, measures and makes decisions with respect to the operations of the entity. The management of TECO Energy reports segments based on each subsidiary’s contribution of revenues, net income and total assets, as required by FAS 131, Disclosures about Segments of an Enterprise and Related Information. All significant intercompany transactions are eliminated in the consolidated condensed financial statements of TECO Energy, but are included in determining reportable segments.

The information presented in the following table excludes all discontinued operations. See Note 13 for additional details of the components of discontinued operations.

Segment Information

(millions) Three months ended Mar. 31,	Tampa Electric	Peoples Gas	TECO Coal	TECO Transport	TECO Guatemala		TWG Merchant(3)	Other & Eliminations	TECO Energy
2006
Revenues - external	$456.3	$186.2	$140.1	$51.7	$2.1	(2)	$—	$—	$836.4
Sales to affiliates	0.6	—	—	23.6	—		—	(24.2)	—

Total revenues	456.9	186.2	140.1	75.3	2.1		—	(24.2)	836.4
Equity earnings of unconsolidated affiliates	—	—	—	0.1	14.5		—	—	14.6
Depreciation	46.4	9.0	9.1	5.5	0.2		—	0.1	70.3
Total interest charges (1)	26.4	3.9	2.6	1.2	3.7		—	31.2	69.0
Internally allocated interest (1)	—	—	2.4	(0.2)	3.6		—	(5.8)	—
Provision (benefit) for taxes	13.0	7.9	9.7	0.9	1.2		—	(10.0)	22.7
Net income (loss) from continuing operations	$22.5	$12.5	$24.7	$5.2	$8.6		$—	$(18.3)	$55.2

2005
Revenues - external	$379.4	$142.7	$109.8	$47.0	$2.2	(2)	$0.3	$3.3	$684.7
Sales to affiliates	0.7	—	—	20.4	—		—	(21.1)	—

Total revenues	380.1	142.7	109.8	67.4	2.2		0.3	(17.8)	684.7
Equity earnings of unconsolidated affiliates	—	—	—	—	15.2		—	—	15.2
Depreciation	46.6	8.7	9.0	5.4	0.2		0.1	0.1	70.1
Total interest charges (1)	24.3	3.8	3.2	1.4	3.5		5.8	33.5	75.5
Internally allocated interest (1)	—	—	3.1	—	3.4		5.8	(12.3)	—
Provision (benefit) for taxes	13.4	8.0	19.1	2.3	(0.4)		(3.2)	(11.4)	27.8
Net income (loss) from continuing operations	$22.0	$12.8	$27.5	$4.1	$11.5		$(5.7)	$(20.7)	$51.5

At Mar. 31, 2006
Goodwill	$—	$—	$—	$—	$59.4		$—	$—	$59.4
Investment in unconsolidated affiliates	—	—	—	3.0	264.1		—	20.1	287.2
Other non-current investments	—	—	—	—	—		—	8.0	8.0
Total assets	$4,456.7	$702.8	$390.1	$313.4	$396.8		$—	$840.0	$7,099.8

At Dec. 31, 2005
Goodwill	$—	$—	$—	$—	$59.4		$—	$—	$59.4
Investment in unconsolidated affiliates	—	—	—	2.9	274.0		—	20.2	297.1
Other non-current investments	—	—	—	—	—		—	8.0	8.0
Total assets	$4,554.0	$721.5	$385.6	$322.4	$408.4		$233.0	$545.2	$7,170.1

(1)	Segment net income is reported on a basis that includes internally allocated financing costs. Total interest charges include internally allocated interest costs that for 2006 and 2005 were at pre-tax rates of 7.5% and 8%, respectively, based on an average of each subsidiary’s equity and indebtedness to TECO Energy assuming a 50/50 debt/equity capital structure.

(2)	Revenues are exclusive of entities deconsolidated as a result of FIN46R. Total revenues for unconsolidated affiliates, attributable to TECO Guatemala based on ownership percentages, were $25.2 million and $24.9 million for the three months ended Mar. 31, 2006 and 2005, respectively.
(3)	Effective with first quarter 2006 results, only historical data is presented for TWG Merchant as all merchant assets have been divested with the exception of the McAdams Power Station site.

13. Discontinued Operations and Assets Held for Sale

At Mar. 31, 2006 and Dec. 31, 2005, assets and liabilities held for sale-other include TECO Thermal, an investment of TECO Solutions. For all periods presented, the results from operations of each of these entities are presented as discontinued operations on the income statement.

The following table provides selected components of discontinued operations:

Components of income from discontinued operations

(millions)	Three months ended Mar. 31,
	2006	2005
Revenues	$0.6	$7.5
Income before provision for income taxes	—	1.0
Provision for income taxes	—	0.4

Net income from discontinued operations	$—	$0.6

The following table provides a summary of the carrying amounts of the significant assets and liabilities reported in the combined current and non-current “Assets held for sale” and “Liabilities associated with assets held for sale” line items for all other transactions described above:

Assets held for sale

(millions)	Mar. 31, 2006	Dec. 31, 2005
Net property, plant and equipment	$6.4	$6.4
Other non-current assets	1.6	1.6

Total assets held for sale	$8.0	$8.0

Liabilities associated with assets held for sale

(millions)	Mar. 31, 2006	Dec. 31, 2005
Current liabilities	$1.8	$1.8

Total liabilities associated with assets held for sale	$1.8	$1.8

14. Derivatives and Hedging

At Mar. 31, 2006, TECO Energy and its affiliates had total derivative assets and liabilities (current and non-current) of $12.1 million and $19.4 million, respectively, compared to total derivative assets and liabilities (current and non-current) of $68.9 million and $0.3 million, respectively, at Dec. 31, 2005. At Mar. 31, 2006 and Dec. 31, 2005, accumulated other comprehensive income (AOCI) included after-tax gains of $0.8 million and $0.4 million, respectively, representing the fair value of cash flow hedges whose transactions will occur in the future. Amounts recorded in AOCI reflect the estimated fair value of derivative instruments designated as hedges, based on market prices as of the balance sheet date. These amounts are expected to fluctuate with movements in market prices and may or may not be realized as a gain upon future reclassification from AOCI.

For the three months ended Mar. 31, 2005, TECO Energy and its affiliates reclassified amounts from AOCI and recognized net pretax gains of $3.1 million. Amounts reclassified from AOCI were primarily related to cash flow hedges of physical purchases of natural gas and fuel oil. For these types of hedge relationships, the loss on the derivative reclassified from AOCI to earnings is offset by the reduced expense arising from lower prices paid for spot purchases of natural gas and fuel oil. Conversely, reclassification of a gain from AOCI to earnings is offset by the increased cost of spot purchases of natural gas and fuel oil. There were no reclassifications from AOCI for recognized gains and losses for the three months ended Mar. 31, 2006.

As a result of applying the provisions of FAS 71, the changes in value of derivatives of Tampa Electric and PGS are recorded as regulatory assets or liabilities to reflect the impact of the fuel recovery clause on the risks of hedging activities (see Note 3). Based on the fair value of cash flow hedges at Mar. 31, 2006, net pretax losses of $18.1 million are expected to be reclassified from regulatory assets or liabilities, and pretax gains of $0.8 million are expected to be reversed from AOCI, to the Consolidated Condensed Statements of Income within the next twelve months. However, these gains and other future reclassifications from regulatory assets and AOCI will fluctuate with movements in the underlying market price of the derivative instruments. The company does not currently have any cash flow hedges for transactions forecasted to take place in periods subsequent to 2008.

For the three months ended Mar. 31, 2006 and 2005, respectively, the company also recognized pretax (losses) gains of $2.5 million and $(1.9) million, relating to derivatives that were not designated as either a cash flow or fair value hedge.

TAMPA ELECTRIC COMPANY

In the opinion of management, the unaudited consolidated financial statements include all adjustments that are of a recurring nature and necessary to state fairly the financial position of Tampa Electric Company as of Mar. 31, 2006 and Dec. 31, 2005, and the results of operations and cash flows for the three-month periods ended Mar. 31, 2006 and 2005. The results of operations for the three-month periods ended Mar. 31, 2006 are not necessarily indicative of the results that can be expected for the entire fiscal year ending Dec. 31, 2006. References should be made to the explanatory notes affecting the consolidated financial statements contained in Tampa Electric Company’s Annual Report on Form 10-K for the year ended Dec. 31, 2005 and to the notes on pages 27 to 31 of this report.

TAMPA ELECTRIC COMPANY

Consolidated Balance Sheets

Unaudited

Assets (millions)	Mar. 31, 2006	Dec. 31, 2005
Property, plant and equipment
Utility plant in service
Electric	$4,925.8	$4,889.0
Gas	845.3	839.6
Construction work in progress	196.4	164.0

Property, plant and equipment, at original costs	5,967.5	5,892.6
Accumulated depreciation	(1,690.1)	(1,658.7)

	4,277.4	4,233.9
Other property	8.2	7.4

Total property, plant and equipment (net)	4,285.6	4,241.3

Current assets
Cash and cash equivalents	10.4	17.4
Receivables, less allowance for uncollectibles of $2.0 and $1.3 at Mar. 31, 2006 and Dec. 31, 2005, respectively	229.8	232.5
Inventories
Fuel, at average cost	59.7	68.3
Materials and supplies	46.0	45.5
Current regulatory assets	247.0	296.3
Current derivative assets	1.3	58.2
Taxes receivable	—	35.1
Prepayments and other current assets	8.5	7.9

Total current assets	602.7	761.2

Deferred debits
Unamortized debt expense	18.5	17.4
Long-term regulatory assets	99.9	101.1
Long-term derivative assets	1.9	4.9
Other	25.9	30.3

Total deferred debits	146.2	153.7

Total assets	$5,034.5	$5,156.2

The accompanying notes are an integral part of the consolidated financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Balance Sheets – continued

Unaudited

Liabilities and Capital (millions)	Mar. 31, 2006	Dec. 31, 2005
Capital
Common stock	$1,376.8	$1,376.8
Retained earnings	278.9	288.7

Total capital	1,655.7	1,665.5
Long-term debt, less amount due within one year	1,508.7	1,508.5

Total capitalization	3,164.4	3,174.0

Current liabilities
Long-term debt due within one year	5.9	5.9
Notes payable	150.0	215.0
Accounts payable	163.3	231.2
Customer deposits	118.5	115.2
Current regulatory liabilities	133.3	146.8
Current derivative liabilities	19.4	0.3
Current deferred income taxes	67.8	116.8
Interest accrued	27.3	25.5
Taxes accrued	78.8	15.2

Total current liabilities	764.3	871.9

Deferred credits
Non-current deferred income taxes	360.4	372.9
Investment tax credits	16.4	17.1
Long-term regulatory liabilities	547.6	543.1
Other	181.4	177.2

Total deferred credits	1,105.8	1,110.3

Total liabilities and capital	$5,034.5	$5,156.2

The accompanying notes are an integral part of the consolidated financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Statements of Income

Unaudited

(millions)	Three months ended Mar. 31,
	2006	2005
Revenues
Electric (includes franchise fees and gross receipts taxes of $17.7 in 2006 and $15.4 in 2005)	$456.7	$379.9
Gas (includes franchise fees and gross receipts taxes of $7.7 in 2006 and $5.3 in 2005)	186.2	142.7

Total revenues	642.9	522.6

Expenses
Operations
Fuel	206.4	135.0
Purchased power	34.5	40.9
Cost of natural gas sold	122.8	83.5
Other	71.5	60.8
Maintenance	25.8	24.7
Depreciation	55.4	55.3
Taxes, federal and state income	20.5	21.2
Taxes, other than income	44.4	38.8

Total expenses	581.3	460.2

Income from operations	61.6	62.4

Other income
Allowance for other funds used during construction	0.2	—
Other income, net	3.5	0.5

Total other income	3.7	0.5

Interest charges
Interest on long-term debt	24.5	24.6
Other interest	5.9	3.5
Allowance for borrowed funds used during construction	(0.1)	—

Total interest charges	30.3	28.1

Net income	$35.0	$34.8

Consolidated Statements of Comprehensive Income

(millions)	Three months ended Mar. 31,
	2006	2005
Net income	$35.0	$34.8

Comprehensive income	$35.0	$34.8

The accompanying notes are an integral part of the consolidated financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Statements of Cash Flows

Unaudited

(millions)	Three months ended Mar. 31,
	2006	2005
Cash flows from operating activities
Net income	$35.0	$34.8
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	55.4	55.3
Deferred income taxes	(30.8)	(1.9)
Investment tax credits, net	(0.6)	(0.7)
Allowance for funds used during construction	(0.3)	—
Deferred recovery clause	78.7	3.0
Receivables, less allowance for uncollectibles	5.7	2.3
Inventories	8.1	(19.0)
Prepayments	(0.7)	3.0
Taxes accrued	98.8	73.3
Interest accrued	1.8	3.5
Accounts payable	(68.7)	11.4
Other regulatory assets and liabilities	(1.0)	(0.1)
Other	14.3	11.2

Cash flows from operating activities	195.7	176.1

Cash flows from investing activities
Capital expenditures	(89.2)	(49.5)
Allowance for funds used during construction	0.3	—
Purchase of a business	(1.4)	—

Cash flows used in investing activities	(90.3)	(49.5)

Cash flows from financing activities
Proceeds from long-term debt	83.4	—
Repayment of long-term debt	(85.9)	—
Net decrease in short-term debt	(65.0)	(35.0)
Dividends	(44.9)	(37.2)

Cash flows used in financing activities	(112.4)	(72.2)

Net (decrease) increase in cash and cash equivalents	(7.0)	54.4
Cash and cash equivalents at beginning of period	17.4	1.3

Cash and cash equivalents at end of period	$10.4	$55.7

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

Revenues and Fuel Costs

As of Mar. 31, 2006 and Dec. 31, 2005, unbilled revenues of $49.2 million and $52.3 million, respectively, are included in the “Receivables” line item on the Consolidated Balance Sheets.

Purchased Power

Tampa Electric purchases power on a regular basis primarily to meet the needs of its retail customers. Tampa Electric purchased power from entities not affiliated with TECO Energy at a cost of $34.5 million and $40.9 million, respectively, for the three months ended Mar. 31, 2006 and 2005. Prudently incurred purchased power costs at Tampa Electric are recoverable through FPSC-approved cost recovery clauses.

Accounting for Franchise Fees and Gross Receipts

The regulated utilities (Tampa Electric and PGS) are allowed to recover from customers certain costs incurred through prices approved by the FPSC. The amounts included in customers’ bills for franchise fees and gross receipt taxes are included as revenues on the Consolidated Statements of Income. These amounts totaled $25.4 million and $20.7 million, respectively, for the three months ended Mar. 31, 2006 and 2005. Franchise fees and gross receipt taxes payable by the regulated utilities are included as an expense on the Consolidated Statements of Income in “Taxes, other than income.” For the three months ended Mar. 31, 2006 and 2005, these totaled $25.4 million and $20.6 million, respectively.

2. Regulatory

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

SO2 Emission Allowances

The Clean Air Act Amendments of 1990 established SO2 allowances to manage the achievement of SO2 emissions requirements. The legislation also established a market-based SO2 allowance trading component.

An allowance authorizes a utility to emit one ton of SO2 during a given year. The EPA allocates allowances to utilities based on mandated emissions reductions. At the end of each year, a utility must hold an amount of allowances at least equal to its annual emissions. Allowances are fully marketable and once allocated, allowances may be bought, sold, traded or banked for use in future years. Allowances may not be used for compliance prior to the calendar year for which they are allocated. Tampa Electric accounts for these using an inventory model with a zero basis for those allowances allocated to the company. Tampa Electric recognizes a gain at the time of sale, approximately 95% of which accrues to retail customers through the environmental cost recovery clause.

Over the years, Tampa Electric has acquired allowances through EPA allocations. Also, over time, Tampa Electric has sold unneeded allowances based on compliance needs and allowances available. The SO2 allowances unneeded and sold in 2006 resulted from lower emissions at Tampa Electric brought about by environmental actions taken by the company under the Clean Air Act.

In January 2006, Tampa Electric sold approximately 40,000 allowances, resulting in proceeds of $40.8 million, the majority of which is included as a cost recovery clause regulatory liability as of Mar. 31, 2006. Allowance sales during the first quarter of 2005 were not material.

Regulatory Assets and Liabilities

Tampa Electric and PGS maintain their accounts in accordance with recognized policies of the FPSC. In addition, Tampa Electric maintains its accounts in accordance with recognized policies prescribed or permitted by the FERC. These policies conform with GAAP in all material respects except for the reclassification of “Accumulated cost of removal”.

Tampa Electric and PGS apply the accounting treatment permitted by FAS 71, Accounting for the Effects of Certain Types of Regulation. Areas of applicability include deferral of revenues under approved regulatory agreements; revenue recognition resulting from cost recovery clauses that provide for monthly billing charges to reflect increases or decreases in fuel, purchased power, conservation and environmental costs; and deferral of costs as regulatory assets, when cost recovery is ordered over a period longer than a fiscal year, to the period that the regulatory agency recognizes them. Details of the regulatory assets and liabilities as of Mar. 31, 2006 and Dec. 31, 2005 are presented in the following table:

Regulatory Assets and Liabilities

(millions)	Mar. 31, 2006	Dec. 31, 2005
Regulatory assets:
Regulatory tax asset (1)	$54.5	$79.5

Other:
Cost recovery clauses	238.4	264.1
Deferred bond refinancing costs (2)	29.5	28.8
Environmental remediation	14.0	14.2
Competitive rate adjustment	5.3	5.6
Transmission and distribution storm reserve	—	—
Other	5.2	5.2

	292.4	317.9

Total regulatory assets	346.9	397.4
Less current portion	247.0	296.3

Long-term regulatory assets	$99.9	$101.1

Regulatory liabilities:
Regulatory tax liability (1)	$29.2	$23.4

Other:
Deferred allowance auction credits	1.0	1.3
Cost recovery clauses	111.3	136.9
Environmental remediation	14.0	14.2
Deferred gain on property sales(3)	7.5	7.7
Accumulated cost of removal	504.4	493.8
Transmission and distribution storm reserve	13.5	12.5
Other	0.2	0.1

	651.9	666.5

Total regulatory liabilities	681.1	689.9
Less current portion	133.4	146.8

Long-term regulatory liabilities	$547.7	$543.1

(1)	Related primarily to plant life. Includes $12.7 million and $13.1 million of excess deferred taxes as of Mar. 31, 2006 and Dec. 31, 2005, respectively.
(2)	Amortized over the term of the related debt instrument.
(3)	Amortized over a 5-year period with various ending dates.

3. Income Tax Expense

Tampa Electric Company is included in the filing of a consolidated federal income tax return with TECO Energy and its affiliates. Tampa Electric Company’s income tax expense is based upon a separate return computation. Tampa Electric Company’s effective income tax rates for the three months ended Mar. 31, 2006 and 2005 differ from the statutory rate principally due to state income taxes and amortization of investment tax credits.

4. Employee Postretirement Benefits

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

Amounts allocable to all participants of the TECO Energy retirement plans are found in Note 5, Employee Postretirement Benefits, in the TECO Energy, Inc. Notes to Consolidated Condensed Financial Statements. Tampa Electric Company’s portion of the net pension expense for the three months ended Mar. 31, 2006 and 2005, respectively was $3.3 million and $2.4 million for pension benefits, and $3.5 million and $3.4 million for other postretirement benefits.

For the fiscal 2006 plan year, TECO Energy assumed an expected long-term return on plan assets of 8.5% and a discount rate of 5.5% at its Sep. 30, 2005 measurement date. In January 2006, TECO Energy contributed $6.3 million to the pension plans, of which Tampa Electric’s portion was $4.2 million.

5. Short-term Debt

At Mar. 31, 2006 and Dec. 31, 2005, the following credit facilities and related borrowings existed:

Credit Facilities

	Mar. 31, 2006			Dec. 31, 2005
(millions)	Credit Facilities	Borrowings Outstanding (1)	Letters of Credit Outstanding	Credit Facilities	Borrowings Outstanding (1)	Letters of Credit Outstanding
Tampa Electric Company:
5-year facility	$325.0	$35.0	$—	$325.0	$120.0	$—
1-year accounts receivable facility	150.0	115.0	—	150.0	95.0	—

Total	$475.0	$150.0	$—	$475.0	$215.0	$—

(1)	Borrowings outstanding are reported as notes payable.

These credit facilities require commitment fees ranging from 12.5 to 17.5 basis points. The weighted average interest rate on outstanding notes payable at Mar. 31, 2006 and Dec. 31, 2005 was 4.87% and 4.45%, respectively.

Tampa Electric Company Accounts Receivable Facility

On Jan. 5, 2006, Tampa Electric and TEC Receivables Corp., a wholly-owned subsidiary of Tampa Electric Company, extended the maturity of Tampa Electric’s $150 million accounts receivable securitized borrowing facility from Jan. 5, 2006 to Jan. 4, 2007.

6. Long-Term Debt

Issuance of Hillsborough County Industrial Development Authority Pollution Control Revenue Refunding Bonds (Tampa Electric Company Project), Series 2006

On Jan. 19, 2006, the Hillsborough County Industrial Development Authority (HCIDA) issued $85.95 million of HCIDA Pollution Control Revenue Refunding Bonds (Tampa Electric Company Project), Series 2006 (Series 2006 Bonds) for the benefit of Tampa Electric. Tampa Electric is responsible for payment of the interest and principal associated with the Series 2006 Bonds. The proceeds of this issuance, together with available cash, were used to call and retire in February 2006 $85.95 million of the existing HCIDA Pollution Control Revenue Bonds (Tampa Electric Company Project), Series 1994 (Series 1994 Bonds), which had a maturity date of Dec. 1, 2034. Costs of the issuance were paid from available funds of Tampa Electric. Tampa Electric entered into a Loan and Trust Agreement with the HCIDA, as issuer, and The Bank of New York, as trustee, in connection with the issuance of the Series 2006 Bonds.

The Series 2006 Bonds mature on Dec. 1, 2034 and bear interest at an auction rate, which was initially set at 2.80% and will be reset pursuant to an auction procedure at the end of every auction period, which was initially set at seven days. In connection with the issuance of the Series 2006 Bonds, Tampa Electric entered into an insurance agreement with Ambac Assurance Corporation pursuant to which Ambac Assurance Corporation issued a financial guaranty insurance policy, providing insurance for Tampa Electric’s obligation for payment on the Series 2006 Bonds and allowing the Series 2006 Bonds to be issued at a lower interest rate than without such insurance in place. The terms of the insurance agreement will, among other things, limit Tampa Electric’s ability to incur certain liens, subject to a number of exceptions, without equally and ratably securing the Series 2006 Bonds.

During any auction period, Tampa Electric may redeem all or any part of the Series 2006 Bonds at its option at a redemption price equal to the sum of the accrued and unpaid interest to the redemption date on the principal amount of the Series 2006 Bonds to be redeemed, plus 100% of the principal amount of the Series 2006 Bonds to be redeemed. The Series 2006 Bonds are also subject to special mandatory redemption in the event that interest payable on any Series 2006 Bonds has become subject to federal income tax in accordance with the Loan and Trust Agreement.

Redemption of Hillsborough County Industrial Development Authority Pollution Control Revenue Refunding Bonds (Tampa Electric Company Project), Series 1994

On Feb. 24, 2006, pursuant to the terms of the indenture governing $85.95 million of the Series 1994 Bonds and at Tampa Electric’s and the HCIDA’s direction, the trustee redeemed the Series 1994 Bonds. The redemption price was equal to 101% of par plus accumulated but unpaid distributions to Feb. 24, 2006.

7. Commitments and Contingencies

Legal Contingencies

Tampa Electric Transmission Litigation

Four lawsuits were originally filed in the Circuit Court in Hillsborough County against Tampa Electric in connection with the location of transmission structures and upgrades to a substation in certain residential areas by residents in the areas surrounding the structures and substation. The resident plaintiffs are seeking to remove the poles or to receive monetary damages. The plaintiffs were seeking class action status, which status was denied. There are now three cases, the Alvarez (substation case), the Shaw, and the Acosta cases (the Jorrison and Acosta cases were consolidated and are now referred to as the Acosta case). The Jorrison’s have dropped their individual claims in the Acosta case and have joined the Shaw case as plaintiffs. The three cases are pending before two separate judges. Tampa Electric’s motion to dismiss the claim for injunctive relief (non-monetary relief) was granted in the Alvarez case, and its motion for summary judgment in the Shaw case on the plaintiff’s claim for injunctive relief was recently granted. Several of Tampa Electric’s motions for summary judgment in the Shaw case with respect to property owners not located adjacent to or in close proximity to the poles (Remote Plaintiffs) were granted. The Shaw case has been transferred to the Trial Division (cases expected to have trials lasting two weeks or more), and a trial date of Sep. 11, 2006 has been set. Plaintiffs’ counsel in the Acosta case dropped 65 plaintiffs.

From time to time Tampa Electric Company is involved in various other legal, tax and regulatory proceedings before various courts, regulatory commissions, and governmental agencies in the ordinary course of its business. Where appropriate, accruals are made in accordance with FAS 5, Accounting for Contingencies, to provide for matters that are probable of resulting in an estimable, material loss. While the outcome of such proceedings is uncertain, management does not believe that their ultimate resolution will have a material adverse effect on the company’s results of operations or financial condition.

Superfund and Former Manufactured Gas Plant Sites

Tampa Electric Company, through its Tampa Electric and Peoples Gas divisions, is a potentially responsible party (PRP) for certain superfund sites and, through its Peoples Gas division, for certain former manufactured gas plant sites. While the joint and several liability associated with these sites presents the potential for significant response costs, as of Mar. 31, 2006, Tampa Electric Company has estimated its ultimate financial liability to be approximately $14.2 million and this amount has been accrued in the company’s financial statements. The environmental remediation costs associated with these sites, which are expected to be paid over many years, are not expected to have a significant impact on customer prices.

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

Guarantees and Letters of Credit

At Mar. 31, 2006, Tampa Electric Company was not obligated under guarantees or letters of credit for the benefit of third parties, including entities under common control. At Mar. 31, 2006, TECO Energy had provided a fuel purchase guarantee on behalf of Tampa Electric Company and had outstanding letters of credit on behalf of Tampa Electric Company in the face amounts of $20.0 million and $2.4 million, respectively.

Financial Covenants

In order to utilize its bank credit facilities, Tampa Electric Company must meet certain financial tests as defined in the applicable agreements. In addition, Tampa Electric Company has certain restrictive covenants in specific agreements and debt instruments. At Mar. 31, 2006, Tampa Electric Company was in compliance with applicable financial covenants.

8. Related Parties

In January 2006, Tampa Electric purchased two 150 MW combustion turbines and other ancillary equipment from TPS McAdams for $20.6 million. This has been included in capital expenditures on the Tampa Electric Company Consolidated Statements of Cash Flows for the period ended Mar. 31, 2006.

9. Segment Information

(millions) Three months ended Mar. 31,	Tampa Electric	Peoples Gas	Other & Eliminations	Tampa Electric Company
2006
Revenues - external	$456.3	$186.2	$—	$642.5
Sales to affiliates	0.6	—	(0.2)	0.4

Total revenues	$456.9	$186.2	$(0.2)	$642.9
Depreciation	46.4	9.0	—	55.4
Total interest charges	26.4	3.9	—	30.3
Provision for taxes	13.0	7.9	—	20.9
Net Income	22.5	12.5	—	35.0

Total assets at Mar. 31, 2006	$4,339.7	$702.8	$(8.0)	$5,034.5

2005
Revenues - external	$379.4	$142.7	$—	$522.1
Sales to affiliates	0.7	—	(0.2)	0.5

Total revenues	$380.1	$142.7	$(0.2)	$522.6
Depreciation	46.6	8.7	—	55.3
Total interest charges	24.3	3.8	—	28.1
Provision for taxes	13.4	8.0	—	21.4
Net Income	22.0	12.8	—	34.8

Total assets at Mar. 31, 2005	$4,219.4	$679.0	$6.9	$4,905.3

10. Derivatives and Hedging

At Mar. 31, 2006 and Dec. 31, 2005, the company had net derivative assets (liabilities) of ($16.2) million and $62.8 million, respectively. As a result of applying the provisions of FAS 71, the changes in value of these derivatives are recorded as regulatory assets or liabilities as of Mar. 31, 2006 and Dec. 31, 2005, respectively, to reflect the impact of the fuel recovery clause on the risks of hedging activities (see Note 2).

Based on the fair values of derivatives at Mar. 31, 2006, net pretax losses of $18.1 million are expected to be reversed from regulatory assets or liabilities to the Consolidated Statements of Income within the next twelve months. However, these gains and other future reclassifications from regulatory assets or liabilities will fluctuate with movements in the underlying market price of the derivative instruments. The company does not currently have any cash flow hedges for transactions forecasted to take place in periods subsequent to 2007.

Item 2. MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS

This Management’s Discussion and Analysis contains forward-looking statements, which are subject to the inherent uncertainties in predicting future results and conditions. Actual results may differ materially from those forecasted. Such statements are based on our current expectations, and we do not undertake to update or revise such forward-looking statements. These forward-looking statements include references to our anticipated capital investments, liquidity and financing requirements, projected operating results, future transactions and other plans. Important factors that could cause actual results to differ materially from those projected in these forward-looking statements include: general economic conditions in Tampa Electric’s and Peoples Gas’ service areas affecting energy and gas sales; economic conditions, both national and international, affecting the demand for TECO Transport’s waterborne transportation services; state or federal regulatory actions that could reduce revenues or increase costs at all of TECO Energy’s operating companies; weather variations affecting energy and gas sales and operating costs at Tampa Electric and Peoples Gas and the effect of extreme weather conditions; commodity price changes affecting the margins at TECO Coal; and the ability of TECO Energy’s subsidiaries to operate equipment without undue accidents, breakdowns or failures. Additional factors that could impact actual results include: any additional debt extinguishment costs or premiums associated with the early retirement of TECO Energy debt; unexpected capital needs or unanticipated reductions in cash flow that affect liquidity; declines in the anticipated waterborne fuel volumes transported by TECO Transport for Tampa Electric; TECO Coal’s ability to successfully operate its synthetic fuel production facilities in a manner qualifying for synthetic fuel income tax credits, which could be impacted by changes in law, regulation or administration; oil prices in excess of the annual reference price, which would reduce or eliminate the tax credits, which would reduce or eliminate the earnings and cash flow from the sale of membership interests in the synfuel production facilities at TECO Coal; and materially adverse outcomes in the disclosed litigation. Some of these factors and others are discussed more fully under “Risk Factors” in TECO Energy’s Annual Report on form 10-K for the year ended Dec. 31, 2005 and reference is made thereto.

TECO Energy, Inc. is a holding company, and all of its business is conducted through its subsidiaries. In this Management’s Discussion and Analysis, “we,” “our,” “ours” and “us” refer to TECO Energy, Inc. and its consolidated group of companies, unless the context otherwise requires.

Earnings Summary - Unaudited

	Three months ended Mar. 31,
(millions, except per share amounts)	2006	2005
Consolidated revenues	$836.4	$684.7

Net income from continuing operations	$55.2	$51.5
Discontinued operations	—	(18.8)

Net income	$55.2	$32.7

Average common shares outstanding
Basic	207.5	205.1
Diluted	208.7	206.0

Earnings per share - basic
Continuing operations	$0.27	$0.25
Discontinued operations	—	(0.09)

Earnings per share - basic	$0.27	$0.16

Earnings per share - diluted
Continuing operations	$0.26	$0.25
Discontinued operations	—	(0.09)

Earnings per share - diluted	$0.26	$0.16

Operating Results

Three Months Ended Mar. 31, 2006:

First quarter net income was $55.2 million compared to $32.7 million in the first quarter of 2005. Earnings per share for the quarter of $0.27 were up from $0.16 per share in the first quarter of 2005. The first quarter net income and earnings per share from continuing operations were $55.2 million and $0.27, respectively, compared to $51.5 million and $0.25 per share in the same period in 2005. Results for the first quarter of 2006 reflect the favorable impacts of exiting the merchant power business in 2005 and lower interest costs as a result of debt redemptions in 2005. Also impacting first quarter 2006 results are a $14 million after-tax reduction in earnings benefits from the sale of ownership interests in the synfuel production facilities due to oil prices which were above the threshold level for initial phase-out of the tax credits from synthetic fuel and $2.7 million of after-tax restoration costs related to the effects of the 2005 hurricanes at TECO Transport.

Tampa Electric Company – Electric division (Tampa Electric)

Tampa Electric’s retail energy sales decreased slightly in the first quarter, as strong customer growth was more than offset by mild weather. Total heating and cooling degree-days for the Tampa area in the first quarter were 17% below normal and 2% below first quarter 2005 levels.

Net income for the first quarter was $22.5 million, compared with $22.0 million for the same period in 2005. Results for the quarter reflect 3.0% average customer growth, $1.4 million higher after-tax off-system energy sales than the same period in 2005, and a $1.4 million after-tax benefit for the wholesale component of the sale of sulfur dioxide (SO2) emissions credits, which does not flow through the Environmental Cost Recovery Clause and therefore is not passed on to ratepayers. Non-fuel operations and maintenance expense increased primarily due to higher employee related costs and from additional spending on system reliability and coal-fired unit performance improvements. Interest expense increased due to higher short-term debt balances.

A summary of Tampa Electric’s operating statistics for the three months ended Mar. 31, 2006 and 2005 follows:

(millions, except average customers)	Operating Revenues			Kilowatt-hour sales
	2006	2005	% Change	2006	2005	% Change
Three months ended Mar. 31,
Residential	$204.6	$177.4	15.3	1,844.1	1,787.3	3.2
Commercial	133.4	114.1	16.9	1,393.6	1,357.5	2.6
Industrial – Phosphate	13.3	16.7	(20.4)	200.7	309.0	(35.0)
Industrial – Other	26.3	22.3	17.9	312.7	309.5	1.0
Other sales of electricity	36.7	31.6	16.1	370.1	360.9	2.5
Deferred and other revenues(1)	(28.6)	(3.1)	*	—	—	—

	385.7	359.0	7.4	4,121.2	4,124.2	(0.1)
Sales for resale	20.5	11.5	78.3	261.2	173.4	50.6
Other operating revenue	9.9	9.6	3.1	—	—	—
SO2 Allowance sales	40.8	—	*	—	—	—

	$456.9	$380.1	20.2	4,382.4	4,297.6	2.0

Average customers (thousands)	648.8	629.7	3.0
Retail output to line (kilowatt hours)				4,263.0	4,241.5	0.5

*	Not a meaningful calculation
(1)	Primarily reflects the timing of environmental and fuel clause recoveries.

Tampa Electric Company – Natural gas division (Peoples Gas System)

Peoples Gas reported net income of $12.5 million for the quarter, compared to $12.8 million in the same period in 2005. Quarterly results reflected average customer growth of 3.5% and strong off-system sales, offset by lower volumes for commercial customers and increased non-fuel operations and maintenance costs primarily related to additional personnel associated with new line location and customer service enhancements. Statewide heating degree-days for the quarter were significantly below normal and 2005. Results in 2006 also included $0.5 million from the small remaining energy services operating companies, which provide marketing, sales support and gas management services, and are not included in the 2005 results.

A summary of PGS’ operating statistics for the three months ended Mar. 31, 2006 and 2005 follows:

(millions, except average customers)	Operating revenues			Therms
	2006	2005	% Change	2006	2005	% Change
Three months ended Mar. 31,
By Customer Segment:
Residential	$62.3	$49.2	26.6	31.2	30.1	3.7
Commercial	56.1	51.8	8.3	109.6	115.5	(5.1)
Industrial	2.9	2.8	3.6	57.8	56.0	3.2
Off system sales	49.3	27.0	82.5	57.3	43.1	32.9
Power generation	2.8	3.0	(6.7)	66.6	63.9	4.2
Other revenues	11.4	8.9	28.1	—	—	—

	$184.8	$142.7	29.5	322.5	308.6	4.5
By Sales Type:
System supply	$148.9	$109.7	35.7	109.7	100.2	9.5
Transportation	24.5	24.1	1.7	212.8	208.4	2.1
Other revenue	11.4	8.9	28.1	—	—	—

	$184.8	$142.7	29.5	322.5	308.6	4.5

Average customers (thousands)	328.1	317.0	3.5

Therm sales to residential customers increased 1.5 million therms in the quarter and therm sales to commercial customers decreased a corresponding amount due to the reclassification of certain customers to the residential class from commercial.

TECO Coal

TECO Coal achieved first quarter net income of $24.7 million on total sales of 2.5 million tons, including synfuel, compared to $27.5 million on sales of 2.3 million tons in the same period in 2005. First quarter tonnage included 1.5 million tons of synthetic fuel sales, compared to 1.6 million tons in the 2005 period. Compared to the first quarter in 2005, results reflect a 20% higher average net selling price per ton, which excludes transportation allowances. In addition to strong markets, premiums for quality and sulfur content contributed to the higher selling prices. Sales volumes increased over the same period in 2005 due to a new high-wall miner project entering service in the third quarter of 2005.

Results for the quarter included a $14 million after-tax, or $0.07 per share, reduction in the earnings benefits from the sale of the ownership interests in the synfuel production facilities due to oil prices which were above the threshold level for the initial phase-out of the tax credits from synthetic fuel. The initial phase-out level for 2006 is estimated to be $61/Bbl on a NYMEX basis. The average of the NYMEX-settled price for the quarter and the futures prices for the remainder of the year was approximately $67 per barrel, which resulted in a 40% reduction in the earnings and cash benefits from synfuel for the quarter. Final calculations of any reductions in benefits will not be made until the end of the year when final oil prices are known. Changes in oil prices may cause quarterly adjustments to results, either positive or negative, depending on oil futures prices at the end of each quarter. Also, future adjustments to synfuel benefits could result from legislation that is currently being considered by Congress. However, we cannot predict the specific terms of the legislative changes, whether any changes will be passed or not, and if they are, when that might occur.

Partially offsetting the reduction in synfuel benefits was a $2.7 million after-tax benefit from the true-up in the first quarter of 2006 of the 2005 synfuel tax credit rate. The 2005 tax credit was adjusted to reflect $1.17 per million Btu on an actual basis versus the estimated $1.15 per million Btu used in 2005. The final value of the tax credit is calculated and adjusted annually, normally in the first quarter of the subsequent year, upon release of final data by the IRS. First quarter results also included a $1.7 million after-tax mark-to-market gain on the $20 million of hedges previously placed to reduce exposure to higher oil prices on synfuel production.

Compared to 2005 full-year cash cost of production, the first quarter production costs increased 7%, and are expected to average 3% to 5% higher for the full year 2006 compared to 2005. Higher production costs reflect increased contract miner costs and continued higher fuel prices, which affect the cost of diesel fuel and explosives. Due to the timing of certain cost increases in 2005, primarily contract miner costs, the quarter-over-quarter cost comparisons are not reflective of full-year expectations.

TECO Transport

TECO Transport recorded first quarter 2006 net income of $5.2 million, compared to $4.1 million in the same period in 2005. TECO Transport’s first quarter 2006 results included the $2.7 million after-tax direct costs associated with the restoration and recovery efforts for remaining damage from Hurricane Katrina at TECO Bulk Terminal and barge repairs at TECO Barge Line. Results in 2006 reflect higher river barge rates and lower operating costs, partially offset by higher fuel costs and lower third-party volumes at the terminal in Louisiana. Results also reflect the qualification of three oceangoing vessels for the benefits of tax law changes under the Jobs Creation Act, compared to no benefits recorded in the first quarter of 2005. The tax law change keeps U.S. flag vessels competitive with non-U.S. flag vessels by reducing taxes on income earned by U.S. flag vessels engaged in full-time international trade

The final major repairs to damage from Hurricane Katrina at TECO Bulk Terminal were completed in mid-April 2006. Any remaining repair and restoration costs and insurance recovery related to TECO Barge Line hurricane damage are expected to be recorded in the second quarter of 2006.

TECO Guatemala

TECO Guatemala reported first quarter net income of $8.6 million in 2006, compared to $11.5 million in the 2005 period. The 2006 results reflect customer growth and higher energy sales at EEGSA, which were more than offset by higher tax rates compared to 2005. Results in 2005 included the one-year benefit of the 5% tax rate on dividends under the Jobs Creation Act while 2006 reflects the normal tax rate.

Other and Eliminations

The cost for Parent/other in the first quarter was $18.3 million, compared to a cost of $20.7 million in the same period in 2005. Total parent interest expense declined $8.8 million in the first quarter of 2006 due to the debt redemption and refinancing actions initiated in mid 2005, including the retirement of $100 million of the 8.5% trust preferred securities in December 2005 and the retirement of $380 million of 10.5% notes in June 2005. The parent interest expense reductions were offset, in part, by no longer allocating interest to TWG Merchant.

Interest Charges

Total interest charges for the three months ended Mar. 31, 2006 were $69.0 million compared to $75.5 million for the same period in 2005. Interest expense for the first quarter was lower than that for the 2005 period, due to the parent debt redemption and refinancing activities initiated in mid 2005, including the retirement of the 10.5% notes in June 2005 and $100 million of the 8.5% trust preferred securities in December 2005 partially offset by higher short-term borrowings to fund working capital deficits principally as a result of higher fuel cost in late 2005.

Income Taxes

The provision for income taxes from continuing operations for the first quarter of 2006 was an expense of $ 22.7 million compared to an expense of $27.8 million for the same period in 2005. In addition to the tax on recurring operations, the 2006 expense includes a tax benefit related to the application of the “tonnage tax” to qualified vessels. The 2005 provision includes the provision for U.S. income taxes on cash repatriated from Guatemala and tax expense related to an enacted change in state income tax rates in Kentucky.

During the three months ended Mar. 31, 2006 and 2005, the company experienced a number of events that impacted the overall effective tax rate on continuing operations. These events included a permanent reinvestment of foreign income under APB 23, reduction of income tax expense under the new “tonnage tax” regime, adjustment of deferred tax assets for the effect of an enacted change in state rates, depletion and repatriation of foreign source income to the United States.

Discontinued Operations

Discontinued operations were break-even for the first quarter of 2006, compared to a net loss of $18.8 million in the same period of 2005. Results from discontinued operations in 2005 included the operating results from the Union and Gila River power stations through the end of May 2005, and the results for the Commonwealth Chesapeake Power Station until its sale in April 2005.

Liquidity and Capital Resources

Cash and Liquidity

TECO Energy’s consolidated cash and cash equivalents, excluding all restricted cash, totaled $393.5 million at Mar. 31, 2006. Restricted cash of $37.2 million included $30.0 million held in escrow until the end of 2007 related to the sale of a 49% interest in the synthetic coal production facilities. As of Mar. 31, 2006, unconsolidated affiliates owned by TECO Guatemala, CGESJ (San José) and TCAE (Alborada), had unrestricted cash balances of $12.0 million and restricted cash of $8.9 million.

In addition, at Mar. 31, 2006, aggregate availability under bank credit facilities was $510.6 million, net of letters of credit of $14.4 million outstanding under these facilities and $150 million drawn on Tampa Electric Company’s credit facilities. At the end of the quarter, total liquidity, including cash plus credit facilities, was $904.1 million, which included $335.4 million at Tampa Electric Company, consisting of $325.0 million of undrawn credit facilities and $10.4 million of cash.

TECO Energy parent had total liquidity of $535.8 million at Mar. 31, 2006, consisting of $350.2 million of cash and availability of $185.6 million under its credit facility.

Financing Activities

On Jan. 19, 2006, the Hillsborough County Industrial Development Authority (HCIDA) issued $85.95 million of HCIDA Pollution Control Revenue Refunding Bonds (Tampa Electric Company Project), Series 2006 (Series 2006 Bonds) for the benefit of Tampa Electric. Tampa Electric is responsible for payment of the interest and principal associated with the Series 2006 Bonds. The proceeds of this issuance, together with available cash, were used to call and retire in February 2006 $85.95 million of the existing HCIDA Pollution Control Revenue Refunding Bonds (Tampa Electric Company Project) Series 1994 (Series 1994 Bonds), which had a maturity date of Dec. 1, 2034. See Note 7 to the TECO Energy, Inc. Consolidated Condensed Financial Statements for further information.

Covenants in Financing Agreements

In order to utilize their respective bank credit facilities, TECO Energy and Tampa Electric Company must meet certain financial tests as defined in the applicable agreements. In addition, TECO Energy, Tampa Electric Company and other operating companies have certain restrictive covenants in specific agreements and debt instruments. TECO Energy, Tampa Electric Company and the other operating companies are in compliance with all applicable financial covenants. The table that follows lists the covenants and the performance relative to them at Mar. 31, 2006. Reference is made to the specific agreements and instruments for more details.

Significant Financial Covenants

(millions, unless otherwise indicated) Instrument	Financial Covenant (1)	Requirement/Restriction	Calculation at Mar. 31, 2006
Tampa Electric Company
PGS senior notes	EBIT/interest (2)	Minimum of 2.0 times	3.45 times
	Restricted payments	Shareholder equity at least $500	$1,656
	Funded debt/capital	Cannot exceed 65%	52.0%
	Sale of assets	Less than 20% of total assets	0%
Credit facility (3)	Debt/capital	Cannot exceed 65%	50.2%
Accounts receivable credit facility (3)	Debt/capital EBITDA/interest (2)	Cannot exceed 60% Minimum of 2.0 times	50.2% 5.5 times
6.25% senior notes	Debt/capital	Cannot exceed 60%	50.20%
	Limit on liens (5)	Cannot exceed $701	$201 liens outstanding
Insurance agreement relating to pollution bonds	Limit on liens (5)	Cannot exceed $332 (7.5 % of net assets)	$0 liens outstanding

TECO Energy
Credit facility (3)	Debt/EBITDA (2)	Cannot exceed 5.25 times	3.8 times
	EBITDA/interest (2)	Minimum of 2.60 times	3.7 times
	Limit on additional indebtedness	Cannot exceed $105	$0
	Dividend restriction (4)	Cannot exceed $50 per quarter	$40
$300 million note indenture	Limit on liens (5)	Cannot exceed 5% of tangible assets	$277 unrestricted
$100 million and $200 million note indentures	Restrictions on secured debt (5)	(6)	(6)

TECO Diversified
Coal supply agreement guarantee	Dividend restriction	Net worth not less than $403 (40% of tangible net assets)	$588

(1)	As defined in each applicable instrument.
(2)	EBIT generally represents earnings before interest and taxes. EBITDA generally represents EBIT before depreciation and amortization. However, in each circumstance, the term is subject to the definition prescribed under the relevant agreements.
(3)	See description of credit facilities in Note 6 to the TECO Energy, Inc. Consolidated Condensed Financial Statements.
(4)	TECO Energy cannot declare quarterly dividends in excess of the restricted amount unless liquidity projections, demonstrating sufficient cash or cash equivalents to make each of the next three quarterly dividend payments, are delivered to the Administrative Agent.
(5)	If the limitation on liens is exceeded the company is required to provide ratable security to the holders of these notes.
(6)	The indentures for these notes contain restrictions which limit secured debt of TECO Energy if secured by Principal Property or Capital Stock or indebtedness of directly held subsidiaries (with exceptions as defined in the indentures) without equally and ratably securing these notes.

Off-Balance Sheet Financing

Unconsolidated affiliates have project debt balances as follows at Mar. 31, 2006. TECO Energy has no debt payment obligations with respect to these financings. Although we are not directly obligated on the debt, our equity interest in those unconsolidated affiliates and our commitments with respect to those projects are at risk if those projects are not operated successfully.

(millions)	Long-term Debt	Ownership Interest
San José Power Station	$95.1	100%
Alborada Power Station	$17.4	96%
Empresa Electrica de Guatemala S.A. (EEGSA)	$218.2	24%

Critical Accounting Policies and Estimates

There have been no significant changes to the critical accounting policies and estimates since Dec. 31. 2005, other than the accounting estimate that was recorded during the first quarter of 2006 for synfuel tax credit related benefits. This estimate is discussed more fully in Note 1 to the TECO Energy, Inc. Notes to Consolidated Condensed Financial Statements under the heading, Other Income and Minority Interest.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to changes in interest rates primarily as a result of our borrowing activities. We may enter into futures, swaps and option contracts, in accordance with the approved risk management policies and procedures, to moderate this exposure to interest rate changes and achieve a desired level of fixed and variable rate debt. As of Mar. 31, 2006 there was no significant change in our exposure to interest rate risk since Dec. 31, 2005.

Credit Risk

We are exposed to credit risk as a result of our purchases and sales of energy commodities and related hedging activities. As of Mar. 31, 2006, there was no significant change in our exposure to credit risk since Dec. 31, 2005.

Commodity Risk

We face varying degrees of exposure to commodity risks—including coal, natural gas, fuel oil and other energy commodity prices. Any changes in prices could affect the prices these businesses charge, their operating costs and the competitive position of their products and services and do affect the net fair value of derivatives. We assess and monitor risk using a variety of measurement tools based on the degree of exposure of each operating company to commodity risk. Our most significant commodity risk exposure in 2006 is the potential effect of high oil prices on our earnings and cash flows from synthetic fuel operations, as discussed more fully in the Operating Results – TECO Coal section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following tables summarize the changes in and the fair value balances of energy derivative assets (liabilities) for the quarter ended Mar. 31, 2006:

Changes in Fair Value of Energy Derivatives (millions)
Net fair value of derivatives as of Dec. 31, 2005	$68.6
Net change in unrealized fair value of derivatives	(74.9)
Changes in valuation techniques and assumptions	—
Realized net settlement of derivatives	(1.0)

Net fair value of energy derivatives as of Mar. 31, 2006	$(7.3)

Roll-Forward of Energy Derivative Net Assets (Liabilities) (millions)
Total energy derivative net assets (liabilities) as of Dec. 31, 2005	$68.6
Change in fair value of net derivative assets (liabilities):
Recorded in OCI	(78.4)
Recorded in earnings	2.5
Net option premium payments	—
Net purchase (sale) of existing contracts	—

Net fair value of energy derivatives as of Mar. 31, 2006	$(7.3)

Below is a summary table of sources of fair value, by maturity period, for energy derivative contracts at Mar. 31, 2006.

Maturity and Source of Energy Derivative Contracts Net Assets (Liabilities) at Mar. 31, 2006

Contracts Maturing in	Current	Non-current	Total Fair Value
Source of fair value (millions)
Actively quoted prices	$(17.3)	$1.9	$(15.4)
Other external sources (1)	—	—	—
Model prices (2)	8.1	—	8.1

Total	$(9.2)	$1.9	$(7.3)

(1)	Information from external sources includes information obtained from OTC brokers, industry price services or surveys and multiple-party on-line platforms.
(2)	Model prices are used for determining the fair value of energy derivatives where price quotes are infrequent or the market is illiquid. Significant inputs to the models are derived from market-observable data and actual historical experience.

For all unrealized energy derivative contracts, the valuation is an estimate based on the best available information. Actual cash flows could be materially different from the estimated value upon maturity.

Item 4. CONTROLS AND PROCEDURES

TECO Energy, Inc.

(a)	Evaluation of Disclosure Controls and Procedures. TECO Energy’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of TECO Energy’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this quarterly report (the Evaluation Date). Based on such evaluation, TECO Energy’s principal financial officer and principal executive officer have concluded that, as of the Evaluation Date, TECO Energy’s disclosure controls and procedures are effective and designed to ensure that the information relating to TECO Energy (including its consolidated subsidiaries) required to be disclosed in TECO Energy’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods.

(b)	Changes in Internal Controls. There was no change in TECO Energy’s internal control over financial reporting (as defined in Rules 13a–15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of TECO Energy’s internal controls that occurred during TECO Energy’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, such controls.

Tampa Electric Company

(a)	Evaluation of Disclosure Controls and Procedures. Tampa Electric Company’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of Tampa Electric Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this quarterly report (the Evaluation Date). Based on such evaluation, Tampa Electric Company’s principal financial officer and principal executive officer have concluded that, as of the Evaluation Date, Tampa Electric Company’s disclosure controls and procedures are effective and designed to ensure that the information relating to Tampa Electric Company (including its consolidated subsidiaries) required to be disclosed in Tampa Electric Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods.

(b)	Changes in Internal Controls. There was no change in Tampa Electric Company’s internal control over financial reporting (as defined in Rules 13a–15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of Tampa Electric Company’s internal controls that occurred during Tampa Electric Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, such controls.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

See Note 11 to the TECO Energy, Inc. Consolidated Condensed Financial Statements, and Note 7 to the Tampa Electric Company Consolidated Financial Statements.

Item 1A. RISK FACTORS

Information regarding risk factors appears in Item 1A to the Annual Report on Form 10-K for the year ended Dec. 31, 2005 of TECO Energy and Tampa Electric Company.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table shows the number of shares of TECO Energy common stock deemed to have been repurchased by TECO Energy.

	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Jan. 1, 2006 – Jan. 31, 2006	12,569	$17.44	—	—

Feb. 1, 2006 – Feb. 28, 2006	16,616	$16.70	—	—

Mar. 1, 2006 – Mar. 31, 2006	38,826	$16.26	—	—

Total 1st Quarter 2006	68,011	$16.58	—	—

(1)	These shares were not repurchased through a publicly announced plan or program, but rather relate to compensation or retirement plans of the company. Specifically, these shares represent shares delivered in satisfaction of the exercise price and/or tax withholding obligations by holders of stock options who exercised options (granted under TECO Energy’s incentive compensation plans), shares delivered or withheld (under the terms of grants under TECO Energy’s incentive compensation plans) to offset tax withholding obligations associated with the vesting of restricted shares and shares purchased by the TECO Energy Group Retirement Savings Plan pursuant to directions from plan participants or dividend reinvestment.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Shareholders held on April 26, 2006, the shareholders of TECO Energy, Inc. elected five directors and ratified the actions taken by the Audit Committee appointing PricewaterhouseCoopers LLP as TECO Energy, Inc.’s independent auditor.

	Votes Cast For	Votes Cast Against	Abstentions	Broker Non-Vote
Election of Directors
S.L. Baldwin	183,130,605	5,011,385
L. Guinot, Jr.	184,303,453	3,838,537
S.W. Hudson	183,957,413	4,184,577
L.A. Penn	184,668,546	3,473,444
W.P. Sovey	184,310,232	3,831,758
Resolution to ratify appointment by audit committee of Pricewaterhouse Coopers LLP as independent auditor.	183,985,512	1,347,708	2,808,770

Item 6. EXHIBITS

Exhibits - See index on page 42.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 5th day of May, 2006.

TECO ENERGY, INC.
(Registrant)

Date: May 5, 2006	By:	/s/ G. L. GILLETTE
G. L. GILLETTE
Executive Vice President
and Chief Financial Officer
(Principal Financial Officer)

TAMPA ELECTRIC COMPANY
(Registrant)

Date: May 5, 2006	By:	/s/ G. L. GILLETTE
G. L. GILLETTE
Senior Vice President - Finance
and Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.		Description

3.1	*	Articles of Incorporation of TECO Energy, Inc., as amended on Apr. 20, 1993 (Exhibit 3, Form 10-Q for the quarter ended Mar. 31, 1993 of TECO Energy, Inc.).

3.2	*	Bylaws of TECO Energy, Inc., as amended effective Jul. 6, 2004 (Exhibit 3.2, Registration Statement on Form S-4 No. 333-117701 of TECO Energy, Inc.).

3.3	*	Articles of Incorporation of Tampa Electric Company (Exhibit 3, Registration Statement No. 2-70653 of Tampa Electric Company).

3.4	*	Bylaws of Tampa Electric Company, as amended effective Apr. 16, 1997 (Exhibit 3, Form 10-Q for the quarter ended Jun. 30, 1997 of Tampa Electric Company).

4.1	*	Loan and Trust Agreement dated as of Jan. 5, 2006 between Tampa Electric Company and The Bank of New York Trust Company, N.A., as trustee (including the form of bond) (Exhibit 4.1, Form 8-K dated Jan. 19, 2006 of Tampa Electric Company).

10.1	*	Information regarding modification of director compensation program (incorporated by reference from Item 1.01, Form 8-K dated Jan. 25, 2006 of TECO Energy, Inc.).**

10.2	*	Information regarding the executive officer 2005 Annual Incentive Plan (incorporated by reference from Item 1.01, Form 8-K dated Jan. 25, 2006 of TECO Energy, Inc.).**

10.3	*

Form of Change-In-Control Severance Agreement Between TECO Energy, Inc. and Executive Officers,

amended and restated as of Feb. 17, 2006 (Exhibit 10.5, Form 10-K for the year ended Dec. 31, 2005 of TECO Energy, Inc.).**

10.4	*	Insurance agreement dated as of Jan. 5, 2006 between Tampa Electric Company and Ambac Assurance Corporation (Exhibit 10.1, Form 8-K dated Jan. 19, 2006 of Tampa Electric Company).

12.1		Ratio of Earnings to Fixed Charges – TECO Energy, Inc.

12.2		Ratio of Earnings to Fixed Charges – Tampa Electric Company.

31.1		Certification of the Chief Executive Officer of TECO Energy, Inc. pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of the Chief Financial Officer of TECO Energy, Inc. pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3		Certification of the Chief Executive Officer of Tampa Electric Company pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4		Certification of the Chief Financial Officer of Tampa Electric Company pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of the Chief Executive Officer and Chief Financial Officer of TECO Energy, Inc. pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2		Certification of the Chief Executive Officer and Chief Financial Officer of Tampa Electric Company pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

(1)	This certification accompanies the Quarterly Report on Form 10-Q and is not filed as part of it.
*	Indicates exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference. Exhibits filed with periodic reports of TECO Energy, Inc. and Tampa Electric Company were filed under Commission File Nos. 1-8180 and 1-5007, respectively.
**	Indicates a compensatory plan or arrangement or management contract in which an executive officer or director of TECO Energy, Inc. participates.