Form 10-K/A
period 2008-12-31
TAMPA ELECTRIC CO; TECO ENERGY INC
filed 2009-03-05
CIK 96271, 350563

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

Cover page of 183

Index to Exhibits begins on page 179

EXPLANATORY NOTE

This amendment is being filed to correct the duplication and omission of certain page numbers due to printer/filing agent error in the combined Annual Report of TECO Energy, Inc. and Tampa Electric Company on Form 10-K for the year ended Dec. 31, 2008 as originally filed with the Securities and Exchange Commission on February 26, 2009 (“Original Form 10-K”). We have also corrected Schedule I- Parent Company Only Condensed Balance Sheets to remove the “Restricted cash” caption and amount from the “Current Assets” section. This removal had no impact on any reported subtotal or total amounts on the Schedule I- Parent Company Only Condensed Balance Sheets or on the related income statement or cash flow information included in Schedule I. Additionally, this removal did not result in any changes being made to the consolidated financial statements of TECO Energy, Inc. or Tampa Electric Company or any other information included in Part II, Item 8 of the Original Form 10-K.

No changes are being made pursuant to this amendment to any other item of our Original Form 10-K other than to the Exhibits and the Index to Exhibits to update the Exhibit numbers and to include updated Certifications of the Chief Executive and Chief Financial Officers and updated consents of PricewaterhouseCoopers, LLP, Independent Registered Certified Public Accounting Firm.

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

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	Certain Documents Filed as Part of this Form 10-K

1.	Financial Statements

TECO Energy, Inc. Financial Statements—See index on page 79

Tampa Electric Company Financial Statements—See index on page 131

2.	Financial Statement Schedules

Condensed Parent Company Financial Statements Schedule I—pages 171-174

TECO Energy, Inc. Schedule II—page 175

Tampa Electric Company Schedule II—page 176

3.	Exhibits—See index beginning on page 179.

(b)	The exhibits filed as part of this Form 10-K/A are listed on the Exhibit Index immediately preceding such Exhibits. The Exhibit Index is incorporated herein by reference.

(c)	The financial statement schedules filed as part of this Form 10-K/A are listed in paragraph (a)(2) above, and follow immediately.

All other schedules and exhibits not indicated above are contained in the Original Form 10-K.

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

(1)	Write-off of individual bad debt accounts

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: March 5, 2009	TECO ENERGY, INC.
(Registrant)

/S/ G. L. GILLETTE
G. L. GILLETTE Executive Vice President and Chief Financial Officer (Principal Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: March 5, 2009	TAMPA ELECTRIC COMPANY
(Registrant)

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

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Articles of Incorporation of TECO Energy, Inc., as amended on Apr. 20, 1993 (Exhibit 3, Form 10-Q for the quarter ended Mar. 31, 1993 of TECO Energy, Inc.).	*

3.2	Bylaws of TECO Energy, Inc., as amended through February 4, 2009 (Form 8-K dated Feb. 4, 2009 of TECO Energy, Inc. and Exhibit 3.1 thereto).	*

3.3	Articles of Incorporation of Tampa Electric Company (Exhibit 3 to Registration Statement No. 2-70653 of Tampa Electric Company).	*

3.4	Bylaws of Tampa Electric Company, as amended effective Jan. 30, 2008 (Exhibit 3.4, Form 10-K for 2007 of TECO Energy, Inc. and Tampa Electric Company)	*

4.1	Loan and Trust Agreement among Hillsborough County Industrial Development Authority, Tampa Electric Company and The Bank of New York Trust Company of Florida, N.A., as trustee, dated as of Jun. 1, 2002 (including the form of bond). (Exhibit 4.5, Amendment No. 1 to Form 10-K for 2004 of TECO Energy, Inc. and Tampa Electric Company).	*

4.2	Loan and Trust Agreement among Hillsborough County Industrial Development Authority, Tampa Electric Company and The Bank of New York Trust Company, N.A., as trustee, dated as of Jan. 5, 2006 (including the form of bond) (Exhibit 4.1, Form 8-K dated Jan. 19, 2006 of Tampa Electric Company).	*

4.3	Indenture between Tampa Electric Company and The Bank of New York, as trustee, dated as of Jul. 1, 1998 (Exhibit 4.1, Registration Statement No. 333-55873 of Tampa Electric Company).	*

4.4	Third Supplemental Indenture between Tampa Electric Company and The Bank of New York, as trustee, dated as of Jun. 15, 2001 (Exhibit 4.2, Form 8-K dated Jun. 25, 2001 of Tampa Electric Company).	*

4.5	Fourth Supplemental Indenture between Tampa Electric Company and The Bank of New York, as trustee, dated as of Aug. 15, 2002 (Exhibit 4.2, Form 8-K dated Aug. 26, 2002 of Tampa Electric Company).	*

4.6	Fifth Supplemental Indenture between Tampa Electric Company and The Bank of New York, as trustee, dated as of May 1, 2006 (Exhibit 4.16, Form 8-K dated May 12, 2006 of Tampa Electric Company).	*

4.7	Amended and Restated Note Agreement dated as of May 30, 1997 between Tampa Electric Company (successor by merger to Peoples Gas System, Inc.) and The Prudential Insurance Company of America (Exhibit 4.2, Form 8-K dated Dec. 15, 2004 of TECO Energy, Inc. and Tampa Electric Company).	*

4.8	Letter Amendment No. 1 dated as of Dec. 9, 2004 to the Amended and Restated Note Agreement dated as of May 30, 1997 between Tampa Electric Company (successor by merger to Peoples Gas System, Inc.) and The Prudential Insurance Company of America (Exhibit 4.1, Form 8-K dated Dec. 15, 2004 of TECO Energy, Inc., and Tampa Electric Company).	*

4.9	Note Purchase Agreement among Tampa Electric Company and the Purchasers party thereto, dated as of Apr. 11, 2003 (Exhibit 10.1, Form 8-K dated Apr. 14, 2003 of Tampa Electric Company).	*

4.10	Loan and Trust Agreement dated as of May 1, 2007 among Polk County Industrial Development Authority, Tampa Electric Company and The Bank of New York Trust Company, N.A., as trustee (including the form of Bond) (Exhibit 4.1, Form 8-K dated May 14, 2007 of Tampa Electric Company).	*

4.11	Sixth Supplemental Indenture dated as of May 25, 2007 between Tampa Electric Company and The Bank of New York, as trustee, supplementing the Indenture dated as of Jul. 1, 1998, as amended (Exhibit 4.18, Form 8-K dated May 25, 2007 of Tampa Electric Company).	*

4.12	6.15% Notes due 2037 (Exhibit 4.19, Form 8-K dated May 25, 2007 of Tampa Electric Company).	*

4.13	Seventh Supplemental Indenture dated as of May 1, 2008 between Tampa Electric Company and The Bank of New York, as trustee, supplementing the Indenture dated as of Jul. 1, 1998, as amended (Exhibit 4.20, Form 8-K dated May 16, 2008 of Tampa Electric Company).	*

4.14	6.10% Notes due 2018 (Exhibit 4.21, Form 8-K dated May 16, 2008 of Tampa Electric Company).	*

4.15	Loan and Trust Agreement dated as of Jul. 2, 2007 among Hillsborough County Industrial Development Authority, Tampa Electric Company and The Bank of New York Trust Company, N.A., as trustee (including the form of Bond) (Exhibit 4.1, Form 8-K dated Jul. 25, 2007 of Tampa Electric Company).	*

4.16	First Supplemental Loan and Trust Agreement dated as of Mar. 26, 2008 among Hillsborough County Industrial Development Authority, Tampa Electric Company and The Bank of New York Trust Company, N.A., as trustee (Exhibit 4.1, Form 8-K dated Mar. 26, 2008 of Tampa Electric Company).	*

4.17	Indenture between TECO Energy, Inc. and The Bank of New York, as trustee, dated as of Aug. 17, 1998 (Exhibit 4.1, Form 8-K dated Sep. 20, 2000 of TECO Energy, Inc.).	*

4.18	Third Supplemental Indenture dated as of Dec. 1, 2000 between TECO Energy, Inc. and The Bank of New York, as trustee (Exhibit 4.21, Form 8-K dated Dec. 21, 2000 of TECO Energy, Inc.).	*

4.19	Fourth Supplemental Indenture dated as of Apr. 30, 2001 between TECO Energy, Inc. and The Bank of New York, as trustee (Exhibit 4.28, Form 8-K dated May 1, 2001 of TECO Energy, Inc.).	*

4.20	Fifth Supplemental Indenture dated as of Sep. 10, 2001 between TECO Energy, Inc. and The Bank of New York, as trustee (Exhibit 4.16, Form 8-K dated Sep. 26, 2001 of TECO Energy, Inc.).	*

4.21.1	Sixth Supplemental Indenture dated as of Jan. 15, 2002 between TECO Energy, Inc. and The Bank of New York, as trustee (Exhibit 4.28, Form 8-K dated Jan. 15, 2002 of TECO Energy, Inc.).	*

4.21.2	Amended and Restated Trust Agreement of TECO Capital Trust II among TECO Funding Company II, LLC, The Bank of New York and The Bank of New York (Delaware), dated as of Jan. 15, 2002 (Exhibit 4.31, Form 8-K dated Jan. 15, 2002 of TECO Energy, Inc.).	*

4.21.3	Amended and Restated Limited Liability Agreement of TECO Funding Company II, LLC, dated as of Jan. 15, 2002 (Exhibit 4.33, Form 8-K dated Jan. 15, 2002 of TECO Energy, Inc.).	*

4.21.4	Guarantee Agreement by and between TECO Energy, Inc., as Guarantor and The Bank of New York, dated as of Jan. 15, 2002 (Exhibit 4.35, Form 8-K dated Jan. 15, 2002 of TECO Energy, Inc.	*

4.22	Seventh Supplemental Indenture dated as of May 1, 2002 between TECO Energy, Inc. and The Bank of New York, as trustee (Exhibit 4.15, Form 8-K dated May 13, 2002 of TECO Energy, Inc.).	*

4.23	Ninth Supplemental Indenture dated as of Jun. 10, 2003 between TECO Energy, Inc. and The Bank of New York, as trustee (Exhibit 4.15, Form 8-K dated Jun. 13, 2003 of TECO Energy, Inc.).	*

4.24	Tenth Supplemental Indenture dated as of May 26, 2005 between TECO Energy, Inc. and The Bank of New York, as trustee (including the form of 6.75% Note) (Exhibit 4.1, Form 8-K dated May 26, 2005 of TECO Energy, Inc.).	*

4.25	Eleventh Supplemental Indenture dated as of Jun. 7, 2005 between TECO Energy, Inc. and The Bank of New York, as trustee (including the form of Floating Rate Note) (Exhibit 4.1, Form 8-K dated Jun. 7, 2005 of TECO Energy, Inc.).	*

4.26	Renewed Rights Agreement between TECO Energy, Inc. and The Bank of New York., as Rights Agent, as amended and restated as of Feb. 2, 2004 (Exhibit 1, Form 8-A/A, of TECO Energy, Inc. filed on Feb. 23, 2004).	*

4.27	Indenture dated as of December 21, 2007 by and among TECO Finance, Inc., as issuer, TECO Energy, Inc., as guarantor, and The Bank of New York Trust Company, N.A., as trustee (Exhibit 4.1, Form 8-K dated Dec. 21, 2007 of TECO Energy, Inc.).	*

4.28	First Supplemental Indenture dated as of December 21, 2007 by and among TECO Finance, Inc., as issuer, TECO Energy, Inc., as guarantor, and The Bank of New York Trust Company, N.A., as trustee, supplementing the Indenture dated as of December 21, 2007 (including the form of TECO Finance 7.20% notes due 2011, TECO Finance 7.00% notes due 2012 and TECO Finance 6.572% notes due 2017) (Exhibit 4.2, Form 8-K dated Dec. 21, 2007 of TECO Energy, Inc.).	*

4.29	Second Supplemental Indenture dated as of December 21, 2007 by and among TECO Finance, Inc., as issuer, TECO Energy, Inc., as guarantor, and The Bank of New York Trust Company, N.A., as trustee, supplementing the Indenture dated as of December 21, 2007 (including the form of TECO Finance 6.75% notes due 2015) (Exhibit 4.3, Form 8-K dated Dec. 21, 2007 of TECO Energy, Inc.).	*

10.1	TECO Energy Group Supplemental Executive Retirement Plan, as amended and restated as of Nov. 1, 2007 (Exhibit 10.1, Form 10-K for 2007 of TECO Energy, Inc. and Tampa Electric Company).	*

10.2	TECO Energy Group Supplemental Disability Income Plan, dated as of Mar. 20, 1989 (Exhibit 10.22, Form 10-K for 1988 of TECO Energy, Inc.).	*

10.3	TECO Energy Group Supplemental Retirement Benefits Trust Agreement, effective as of Nov. 17, 2008 (Exhibit 10.3, Form 10-K for 2008 of TECO Energy, Inc. and Tampa Electric Company).	*

10.4	Annual Incentive Compensation Plan for TECO Energy and subsidiaries, revised as of Feb. 4, 2009 (Exhibit 10.4, Form 10-K for 2008 of TECO Energy, Inc. and Tampa Electric Company).	*

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

Jun. 30, 2004 of TECO Energy, Inc. and Tampa Electric Company).

*

10.18.1	Compensatory Arrangements with Executive Officers of TECO Energy, Inc. (Exhibit 10.18.1, Form 10-K for 2008 of TECO Energy, Inc. and Tampa Electric Company)	*

10.18.2	Compensatory Arrangements with Directors of TECO Energy, Inc. (Exhibit 10.10.2, Form 10-K for 2005 of TECO Energy, Inc. and Tampa Electric Company)	*

10.19	Insurance Agreement dated as of Jan. 5, 2006 between Tampa Electric Company and Ambac Assurance Corporation (Exhibit 10.1, Form 8-K dated Jan. 19, 2006 of Tampa Electric Company).	*

10.20	Second Amended and Restated Credit Agreement dated as of May 9, 2007, among TECO Finance, Inc., as Borrower, TECO Energy, Inc. as Guarantor, JPMorgan Chase Bank, N.A., as Administrative Agent, and the Lenders and LC Issuing Banks party thereto (Exhibit 4.1, Form 8-K dated May 9, 2007 of TECO Energy, Inc.).	*

10.21	Second Amended and Restated Credit Agreement dated as of May 9, 2007, among Tampa Electric Company, as Borrower, Citibank, N.A., as Administrative Agent, and the Lenders and LC Issuing Banks party thereto (Exhibit 4.2, Form 8-K dated May 9, 2007 of Tampa Electric Company).	*

10.22	Purchase and Contribution Agreement dated as of Jan. 6, 2005, between Tampa Electric Company as the Originator and TEC Receivables Corporation as the Purchaser (Exhibit 4.1, Form 8-K dated Jan. 6, 2005 of TECO Energy, Inc. and Tampa Electric Company).	*

10.23

Loan and Servicing Agreement dated as of Jan. 6, 2005, among TEC Receivables Corp. as

Borrower, Tampa Electric Company as Servicer, certain lenders named therein and Citicorp North America, Inc. as Program Agent (Exhibit 4.2, Form 8-K dated Jan. 6, 2005 of TECO Energy, Inc. and Tampa Electric Company).

*

10.23.1	Amendment No. 6 to Loan and Servicing Agreement dated as of December 18, 2008, among TEC Receivables Corp. as Borrower, Tampa Electric Company as Servicer, certain lenders named therein and Citicorp North America, Inc. as Program Agent (Exhibit 99.1, Form 8-K dated Dec. 18, 2008 of TECO Energy, Inc. and Tampa Electric Company).	*

10.24	Insurance Agreement dated as of May 14, 2007 between Tampa Electric Company and Financial Guaranty Insurance Company (Exhibit 10.1, Form 8-K dated May 14, 2007 of Tampa Electric Company).	*

12.1	Ratio of Earnings to Fixed Charges – TECO Energy, Inc. (Exhibit 12.1, Form 10-K for 2008 of TECO Energy, Inc. and Tampa Electric Company).	*

12.2	Ratio of Earnings to Fixed Charges – Tampa Electric Company (Exhibit 12.2, Form 10-K for 2008 of TECO Energy, Inc. and Tampa Electric Company).	*

21	Subsidiaries of the Registrant (Exhibit 21, Form 10-K for 2008 of TECO Energy, Inc. and Tampa Electric Company).	*

23.1	Consent of Independent Certified Public Accountants – TECO Energy, Inc.

23.2	Consent of Independent Certified Public Accountants – Tampa Electric Company

23.3	Consent of Marshall Miller & Associates (Exhibit 23.3, Form 10-K for 2008 of TECO Energy, Inc. and Tampa Electric Company).	*

31.1	Certification of the Chief Executive Officer of TECO Energy, Inc. pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of TECO Energy, Inc. pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of the Chief Executive Officer of Tampa Electric Company pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of the Chief Financial Officer of Tampa Electric Company to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of TECO Energy, Inc. pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification of the Chief Executive Officer and Chief Financial Officer of Tampa Electric Company pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

(1)	This certification accompanies the Annual Report on Form 10-K and is not filed as part of it.

*	Indicates exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference. Exhibits filed with periodic reports of TECO Energy, Inc. and Tampa Electric Company were filed under Commission File Nos. 1-8180 and 1-5007, respectively.

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