Form 10-Q
period 2009-09-30
TAMPA ELECTRIC CO; TECO ENERGY INC
filed 2009-10-30
CIK 96271, 350563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether TECO Energy, Inc. is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES  ☐    NO  ☒

Indicate by check mark whether Tampa Electric Company is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐     NO  ☒

The number of shares of TECO Energy, Inc.’s common stock outstanding as of Oct. 26, 2009 was 213,767,403. As of Oct. 26, 2009, there were 10 shares of Tampa Electric Company’s common stock issued and outstanding, all of which were held, beneficially and of record, by TECO Energy, Inc.

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

Index to Exhibits appears on page 61.

PART I. FINANCIAL INFORMATION

Item 1.	CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

TECO ENERGY, INC.

In the opinion of management, the unaudited consolidated condensed financial statements include all adjustments that are of a recurring nature and necessary to state fairly the financial position of TECO Energy, Inc. and subsidiaries as of Sep. 30, 2009 and Dec. 31, 2008, and the results of their operations and cash flows for the periods ended Sep. 30, 2009 and 2008. The results of operations for the three month and nine month periods ended Sep. 30, 2009 are not necessarily indicative of the results that can be expected for the entire fiscal year ending Dec. 31, 2009. References should be made to the explanatory notes affecting the consolidated financial statements contained in Amendment No. 1 to TECO Energy, Inc.’s Annual Report on Form 10-K/A for the year ended Dec. 31, 2008 and to the notes on pages 9 through 26 of this report.

INDEX TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Page No.
Consolidated Condensed Balance Sheets, Sep. 30, 2009 and Dec. 31, 2008	3-4

Consolidated Condensed Statements of Income for the three month and nine month periods ended Sep. 30, 2009 and 2008	5-6

Consolidated Condensed Statements of Comprehensive Income for the three month and nine month periods ended Sep. 30, 2009 and 2008	7

Consolidated Condensed Statements of Cash Flows for the nine month periods ended Sep. 30, 2009 and 2008	8

Notes to Consolidated Condensed Financial Statements	9-27

TECO ENERGY, INC.

Consolidated Condensed Balance Sheets

Unaudited

Assets (millions)	Sep. 30, 2009	Dec. 31, 2008

Current assets
Cash and cash equivalents	$45.5	$12.2
Short-term investments	—	2.4
Receivables, less allowance for uncollectibles of $4.9 and $3.5 at Sep. 30, 2009 and Dec. 31, 2008, respectively	336.6	285.9
Inventories, at average cost
Fuel	131.9	90.2
Materials and supplies	68.7	72.8
Current regulatory assets	115.7	272.6
Current derivative assets	2.0	—
Income tax receivables	0.4	3.5
Prepayments and other current assets	27.4	25.8

Total current assets	728.2	765.4

Property, plant and equipment
Utility plant in service
Electric	5,965.5	5,528.3
Gas	1,005.6	964.4
Construction work in progress	330.5	463.5
Other property	369.9	354.8

Property, plant and equipment, at original costs	7,671.5	7,311.0
Accumulated depreciation	(2,193.8)	(2,089.7)

Total property, plant and equipment, net	5,477.7	5,221.3

Other assets
Deferred income taxes	247.2	333.8
Other investments	—	21.3
Long-term regulatory assets	307.2	325.3
Long-term derivative assets	0.8	0.1
Investment in unconsolidated affiliates	283.8	284.0
Goodwill	59.4	59.4
Deferred charges and other assets, including restricted cash of $7.0 and $7.5 at Sep. 30, 2009 and Dec. 31, 2008, respectively	119.9	136.8

Total other assets	1,018.3	1,160.7

Total assets	$7,224.2	$7,147.4

The accompanying notes are an integral part of the consolidated condensed financial statements.

TECO ENERGY, INC.

Consolidated Condensed Balance Sheets – continued

Unaudited

Liabilities and Capital (millions)	Sep. 30, 2009	Dec. 31, 2008

Current liabilities
Long-term debt due within one year
Recourse	$106.5	$5.5
Non-recourse	1.4	1.4
Notes payable	60.0	93.0
Accounts payable	248.9	304.4
Customer deposits	150.5	144.6
Current regulatory liabilities	49.1	21.7
Current derivative liabilities	59.3	132.1
Interest accrued	82.4	45.1
Taxes accrued	58.5	21.2
Other current liabilities	20.6	15.3

Total current liabilities	837.2	784.3

Other liabilities
Investment tax credits	10.9	11.2
Long-term regulatory liabilities	589.9	588.2
Long-term derivative liabilities	3.6	19.4
Deferred credits and other liabilities	515.1	530.0
Long-term debt, less amount due within one year
Recourse	3,195.5	3,199.0
Non-recourse	6.2	7.6

Total other liabilities	4,321.2	4,355.4

Commitments and contingencies (see Note 10)

Capital
Common equity (400.0 million shares authorized; par value $1; 213.7 and 212.9 shares outstanding at Sep. 30, 2009 and Dec. 31, 2008, respectively)	213.7	212.9
Additional paid in capital	1,527.3	1,518.2
Retained earnings	355.0	322.6
Accumulated other comprehensive loss	(30.2)	(46.0)

Total capital	2,065.8	2,007.7

Total liabilities and capital	$7,224.2	$7,147.4

The accompanying notes are an integral part of the consolidated condensed financial statements.

TECO ENERGY, INC.

Consolidated Condensed Statements of Income

Unaudited

	Three months ended Sep. 30,
(millions, except per share amounts)	2009	2008
Revenues
Regulated electric and gas (includes franchise fees and gross receipts taxes of $30.5 in 2009 and $29.2 in 2008)	$719.3	$782.1
Unregulated	177.0	144.0

Total revenues	896.3	926.1

Expenses
Regulated operations
Fuel	253.5	263.7
Purchased power	46.3	65.0
Cost of natural gas sold	47.5	134.9
Other	87.1	72.9
Operation other expense
Mining related costs	123.2	108.9
Other	3.5	4.0
Maintenance	46.3	41.4
Depreciation and amortization	72.8	66.7
Restructuring charges	25.0	—
Taxes, other than income	56.1	52.1

Total expenses	761.3	809.6

Income from operations	135.0	116.5

Other income
Allowance for other funds used during construction	2.5	1.3
Other income	1.2	7.9
Income from equity investments	11.3	18.5

Total other income	15.0	27.7

Interest charges
Interest expense	58.2	57.9
Allowance for borrowed funds used during construction	(0.9)	(0.5)

Total interest charges	57.3	57.4

Income before provision for income taxes	92.7	86.8
Provision for income taxes	27.9	28.6

Net income	$64.8	$58.2

Average common shares outstanding – Basic	211.9	211.2
– Diluted	213.2	212.6

Earnings per share – Basic	$0.30	$0.28
– Diluted	$0.30	$0.27

Dividends paid per common share outstanding	$0.20	$0.20

The accompanying notes are an integral part of the consolidated condensed financial statements.

TECO ENERGY, INC.

Consolidated Condensed Statements of Income

Unaudited

	Nine months ended Sep. 30,
(millions, except per share amounts)	2009	2008
Revenues
Regulated electric and gas (includes franchise fees and gross receipts taxes of $88.8 in 2009 and $83.2 in 2008)	$2,036.0	$2,152.3
Unregulated	509.5	452.7

Total revenues	2,545.5	2,605.0

Expenses
Regulated operations
Fuel	707.7	603.5
Purchased power	144.6	262.8
Cost of natural gas sold	186.7	387.7
Other	245.1	216.1
Operation other expense
Mining related costs	352.6	332.9
Other	11.9	13.9
Maintenance	144.9	133.0
Depreciation and amortization	213.8	196.6
Restructuring charges	25.0	—
Taxes, other than income	172.4	161.1
Transaction related costs	—	0.9

Total expenses	2,204.7	2,308.5

Income from operations	340.8	296.5

Other income
Allowance for other funds used during construction	8.3	4.3
Other income	21.3	17.2
Income from equity investments	33.0	57.5

Total other income	62.6	79.0

Interest charges
Interest expense	173.2	172.7
Allowance for borrowed funds used during construction	(3.2)	(1.7)

Total interest charges	170.0	171.0

Income before provision for income taxes	233.4	204.5
Provision for income taxes	73.0	64.1

Net income	$160.4	$140.4

Average common shares outstanding – Basic	211.7	210.4
– Diluted	212.8	211.7

Earnings per share – Basic	$0.75	$0.67
– Diluted	$0.75	$0.66

Dividends paid per common share outstanding	$0.60	$0.595

The accompanying notes are an integral part of the consolidated condensed financial statements.

TECO ENERGY, INC.

Consolidated Condensed Statements of Comprehensive Income

Unaudited

	Three months ended Sep. 30,		Nine months ended Sep. 30,
(millions)	2009	2008	2009	2008
Net income	$64.8	$58.2	$160.4	$140.4
Other comprehensive income (loss), net of tax
Net unrealized gain (loss) on cash flow hedges	2.8	(3.8)	13.3	(5.9)
Amortization of unrecognized benefit costs	0.3	0.3	1.0	0.6
Change in benefit obligations due to remeasurement	(0.2)	—	(0.2)	(10.8)
Unrealized loss on available-for-sale securities	—	(0.9)	—	(1.9)
Reclassification to earnings - loss on available-for-sale securities	—	—	1.7	—

Other comprehensive income (loss), net of tax	2.9	(4.4)	15.8	(18.0)

Comprehensive income	$67.7	$53.8	$176.2	$122.4

The accompanying notes are an integral part of the consolidated condensed financial statements.

TECO ENERGY, INC.

Consolidated Condensed Statements of Cash Flows

Unaudited

	Nine months ended Sep. 30,
(millions)	2009	2008
Cash flows from operating activities
Net income	$160.4	$140.4
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	213.8	196.6
Deferred income taxes	73.0	69.5
Investment tax credits, net	(0.3)	(1.0)
Allowance for funds used during construction	(8.3)	(4.3)
Non-cash stock compensation	8.6	7.9
Gain on sale of business/assets, pretax	(15.5)	(1.4)
Equity in earnings of unconsolidated affiliates, net of cash distributions on earnings	(9.2)	(25.3)
Deferred recovery clauses	111.4	(117.1)
Receivables, less allowance for uncollectibles	(50.7)	(44.6)
Inventories	(37.6)	(9.2)
Prepayments and other current assets	(1.6)	(3.2)
Taxes accrued	39.2	23.6
Interest accrued	37.1	47.4
Accounts payable	(27.3)	12.3
Other	46.9	34.1

Cash flows from operating activities	539.9	325.7

Cash flows from investing activities
Capital expenditures	(499.4)	(402.5)
Allowance for funds used during construction	8.3	4.3
Net proceeds (settlement) from sale of business/assets	29.5	(3.7)
Restricted cash	0.5	(0.1)
Distributions from (contributions to) unconsolidated affiliates	(0.2)	13.2
Other investments	17.1	76.2

Cash flows used in investing activities	(444.2)	(312.6)

Cash flows from financing activities
Dividends	(128.1)	(126.1)
Proceeds from the sale of common stock	3.5	20.9
Proceeds from long-term debt	102.1	327.8
Repayment of long-term debt/Purchase in lieu of redemption	(6.9)	(293.8)
Net decrease in short-term debt	(33.0)	(12.0)

Cash flows used in financing activities	(62.4)	(83.2)

Net increase (decrease) in cash and cash equivalents	33.3	(70.1)
Cash and cash equivalents at beginning of period	12.2	162.6

Cash and cash equivalents at end of period	$45.5	$92.5

The accompanying notes are an integral part of the consolidated condensed financial statements.

TECO ENERGY, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

UNAUDITED

1. Summary of Significant Accounting Policies

The significant accounting policies for both utility and diversified operations include:

Principles of Consolidation and Basis of Presentation

The consolidated condensed financial statements include the accounts of TECO Energy, Inc., its majority-owned and controlled subsidiaries, and the accounts of variable interest entities for which it is the primary beneficiary (TECO Energy or the company). All significant intercompany balances and intercompany transactions have been eliminated in consolidation. Generally, the equity method of accounting is used to account for investments in partnerships or other arrangements in which TECO Energy is not the primary beneficiary but is able to exert significant influence. In the opinion of management, the unaudited consolidated condensed financial statements include all adjustments that are of a recurring nature and necessary to state fairly the financial position of TECO Energy, Inc. and subsidiaries as of Sep. 30, 2009 and Dec. 31, 2008, and the results of operations and cash flows for the periods ended Sep. 30, 2009 and 2008. The results of operations for the three month and nine month periods ended Sep. 30, 2009 are not necessarily indicative of the results that can be expected for the entire fiscal year ending Dec. 31, 2009.

The use of estimates is inherent in the preparation of financial statements in accordance with generally accepted accounting principles (GAAP). Actual results could differ from these estimates. The year-end consolidated condensed balance sheet data was derived from audited financial statements, however this quarterly report on Form 10-Q does not include all year-end disclosures required for an annual report on Form 10-K by GAAP in the United States of America.

Revenues

As of Sep. 30, 2009 and Dec. 31, 2008, unbilled revenues of $57.2 million and $47.4 million, respectively, are included in the “Receivables” line item on the Consolidated Condensed Balance Sheets.

Purchased Power

Tampa Electric purchases power on a regular basis to meet the needs of its customers. Tampa Electric purchased power from entities not affiliated with TECO Energy at a cost of $46.3 million and $144.6 million for the three months and nine months ended Sep. 30, 2009, respectively, compared to $65.0 million and $262.8 million for the three months and nine months ended Sep. 30, 2008, respectively.

Prudently incurred purchased power costs at Tampa Electric have historically been recoverable through Florida Public Service Commission (FPSC)-approved cost recovery clauses.

Accounting for Franchise Fees and Gross Receipts

The regulated utilities (Tampa Electric and Peoples Gas System (PGS)) are allowed to recover from customers certain costs incurred through rates approved by the FPSC. The amounts included in customers’ bills for franchise fees and gross receipt taxes are included as revenues on the Consolidated Condensed Statements of Income. These amounts totaled $30.5 million and $88.8 million, respectively, for the three months and nine months ended Sep. 30, 2009, compared to $29.2 million and $83.2 million, respectively, for the three months and nine months ended Sep. 30, 2008. Franchise fees and gross receipt taxes payable by the regulated utilities are included as an expense on the Consolidated Condensed Statements of Income in “Taxes, other than income”. These totaled $30.5 million and $88.7 million, respectively, for the three months and nine months ended Sep. 30, 2009, compared to $29.2 million and $83.0 million, respectively, for the three months and nine months ended Sep. 30, 2008.

Cash Flows Related to Derivatives and Hedging Activities

The company classifies cash inflows and outflows related to derivative and hedging instruments in the appropriate cash flow sections associated with the item being hedged. In the case of heating oil swaps that are used to mitigate the fluctuations in the price of diesel fuel, the cash inflows and outflows are included in the operations section. For natural gas and ongoing interest rate swaps, the cash inflows and outflows are also typically included in the operating section. For interest rate swaps that settle coincident with the debt issuance, the cash inflows and outflows are treated as premiums or discounts and included in the financing section of the Consolidated Condensed Statement of Cash Flows.

TECO ENERGY, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

UNAUDITED

2. New Accounting Pronouncements

Measuring Liabilities at Fair Value

In August 2009, the Financial Accounting Standards Board (FASB) issued an accounting standards update that clarifies how to measure the fair value of a liability when there is not a quoted price in an active market for a liability. This update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using alternative techniques including, but not limited to: 1) the quoted price of the identical liability when traded as an asset or 2) quoted prices for similar liabilities or similar liabilities when traded as assets. It is effective for the first reporting period beginning after issuance. The new requirement does not have an impact on the company’s results of operations, statement of position or cash flows.

The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles

In June 2009, the FASB issued guidance that names the FASB Accounting Standards Codification (Codification) as the single source of authoritative U.S. GAAP for non-governmental entities recognized by the FASB. It is effective this quarter and supersedes all U.S. GAAP accounting standards, aside from rules and interpretive releases issued by the Securities and Exchange Commission (SEC). The Codification is not intended to change GAAP; rather, it changes all referencing of U.S. GAAP including the notes to financial statements. Therefore, it does not have an impact on the company’s results of operations, statement of position or cash flows.

Variable Interest Entities

In June 2009, the FASB issued guidance that changes the way a company determines if a variable interest entity (VIE) should be consolidated. It is effective for fiscal years beginning after Nov. 15, 2009. TECO Energy is evaluating the effects of the guidance and believes that at the time of adoption it could have a significant effect on the company’s statement of position or cash flows, but not a significant impact on the results of operations.

Subsequent Events

In May 2009, the FASB issued guidance that requires companies to disclose the date through which they evaluated subsequent events and whether that date corresponds with the filing of their financial statements. It became effective for fiscal periods ending after Jun. 15, 2009, and the adoption did not have an effect on the company’s results of operations, statement of position or cash flows.

Fair Value Measurements

In September 2006, the FASB issued guidance that defines fair value, establishes a framework for measuring fair value under GAAP, and expands required disclosures about fair value measurements. The guidance emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. The guidance applies under other accounting pronouncements that require or permit fair value measurements.

The effective date was for fiscal years beginning after Nov. 15, 2007. In November of 2007, the FASB informally granted a one year deferral for non-financial assets and liabilities. In February 2008, the FASB formally delayed the effective date of the fair value guidance to fiscal years beginning after Nov. 15, 2008 for non-financial assets and non-financial liabilities except for items that are required to be recognized or disclosed at fair value at least annually in the company’s financial statements. As a result, the company adopted the fair value guidance effective Jan. 1, 2008 for financial assets and liabilities and Jan. 1, 2009 for non-financial assets and liabilities. No adoption adjustment was necessary. Financial assets and liabilities of the company measured at fair value include derivatives and certain investments, for which fair values are primarily based on observable inputs. Non-financial assets and liabilities of the company measured at fair value include asset retirement obligations (AROs) when they are incurred and any long-lived assets or equity-method investments that are impaired in a currently reported period.

In April 2009, the FASB issued guidance to address fair value valuation concerns in the current market environment. The guidance addresses applying the fair value model when the market for an asset is not active, other-than-temporary impairments (OTTI) of debt and equity securities and interim disclosures about the fair value of financial instruments.

When the market for an asset is not active, the newly issued guidance affirms that the objective of fair value is the price that would be received to sell the asset in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date in the inactive market. The determination of whether a transaction was not orderly should be based on the weight of the evidence. An entity is required to disclose a change in valuation technique and the related inputs resulting from the application of the new guidance and to quantify its effects. Retrospective application was not permitted. The new guidance became effective for interim and annual periods ending after Jun. 15, 2009. This did not materially affect the company’s results of operations, statement of position or cash flows.

The OTTI guidance is applicable to debt securities and requires that a company recognize the credit component of an OTTI in earnings and the remaining portion in other comprehensive income if management asserts it does not have the intent to sell the security and it is more likely than not it will not have to sell the security before recovery of its cost basis. It requires an

TECO ENERGY, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

UNAUDITED

entity to present, separately in the financial statement where the components of other comprehensive income are reported, the amounts recognized in accumulated other comprehensive income related to the noncredit portion of OTTI recognized for available-for-sale and held-to-maturity debt securities. Additionally, disclosure requirements were amended and are required for interim periods. The guidance became effective for interim and annual periods ending after Jun. 15, 2009 and did not materially affect the company’s results of operations, statement of position or cash flows.

Interim disclosures of fair value information, including methods and significant assumptions in measuring fair value, for financial instruments are required under the new guidance. The guidance became effective for interim and annual periods ending after Jun. 15, 2009 and had no effect on the company’s results of operations, statement of position or cash flows.

Employers’ Disclosures about Postretirement Benefit Plan Assets

In December 2008, the FASB issued guidance that requires enhanced disclosures about plan assets of defined benefit pension plans or other postretirement plans, including the concentrations of risk in those plans. The guidance is effective for fiscal years ending after Dec. 15, 2009 and will be significant to the company’s financial statement disclosures but will have no effect on the company’s results of operations, statement of position or cash flows.

Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities

In June 2008, the FASB issued guidance requiring that the two-class method earnings per share calculation include unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, whether the dividend or dividend equivalents are paid or not paid. The guidance became effective for fiscal years beginning after Dec. 15, 2008 and had no material impact to the company’s results of operations, statement of position or cash flows (see Note 9).

Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued guidance to enhance the disclosure framework for derivatives and hedging. Enhanced disclosures about the purpose of an entity’s derivative instruments, how derivative instruments and hedged items are accounted for, and how the entity’s financial position, cash flows and performance are enhanced by the derivative instruments and hedged items are required for fiscal years and interim periods beginning after Nov. 15, 2008. The guidance was significant to the company’s financial statement disclosures but had no effect on its results of operations, statement of position or cash flows.

Additionally, in April 2008, the FASB revised previously issued implementation guidance to reflect the enhanced disclosures required by the new guidance. These revisions are significant to the company’s financial statement disclosures but have no effect on its results of operations, statement of position or cash flows.

3. Regulatory

Tampa Electric’s and PGS’ retail businesses are regulated by the FPSC. Tampa Electric is subject to regulation by the Federal Energy Regulatory Commission (FERC) under the Public Utility Holding Company Act of 2005 (PUHCA 2005). However, pursuant to a waiver granted in accordance with the FERC’s regulations, TECO Energy is not subject to certain accounting, record-keeping and reporting requirements prescribed by the FERC’s regulations under PUHCA 2005.

Base Rates – Tampa Electric

In order for Tampa Electric to continue meeting customers’ growing needs for reliable, efficient and affordable electric service, Tampa Electric filed with the FPSC for a base rate increase in August 2008. On Mar. 17, 2009, the FPSC approved an increase to base rates, effective on May 7, 2009, of $104.2 million that reflects a return on equity of 11.25%, which is the middle of a range between 10.25% and 12.25%. Additionally, the FPSC approved a step increase of $33.6 million effective Jan. 1, 2010 for capital additions placed in service in 2009, bringing the total approved base rate increase to $137.8 million.

On May 15, 2009, Tampa Electric filed a Motion for Reconsideration (Motion) regarding the calculation of the annual revenue requirements approved by the FPSC. On Jul. 14, 2009, the FPSC approved Tampa Electric’s Motion resulting in an overall weighted cost of capital of 8.29%, compared to the 8.11% previously approved. This change will increase the previously approved $104.2 million to $113.6 million and the $33.6 million step increase to $34.1 million, bringing the total approved base rate increase to $147.7 million.

In connection with the base rate request, the FPSC rejected the intervenors’ arguments that the approved 2010 increase for recovery of costs associated with five combustion turbines and rail facilities violated the intervenors due process rights, Florida Statutes or FPSC rules. On Sep. 14, 2009, the intervenors filed an appeal to the Florida Supreme Court. Tampa Electric will oppose this appeal, which is not expected to be resolved until 2010; however, this appeal is not expected to affect the timing of the step increase.

On Oct. 12, 2009, Tampa Electric filed its petition supporting the continuing need for the combustion turbines, the commercial in service of the equipment and the costs incurred to place the combustion turbines and rail facilities in service and requesting the proposed rates to be put into effect in January 2010 as authorized by the Commission. The proposed base rate step increase will be put into effect, subject to refund, due to the pending appeal.

TECO ENERGY, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

UNAUDITED

Base Rates – PGS

Recognizing the significant decline in ROE, PGS filed with the FPSC for a $3.7 million interim rate increase in August 2008. The FPSC approved an interim rate increase of $2.4 million effective Oct. 29, 2008. PGS also filed in August 2008 with the FPSC for a $26.5 million base rate increase. On May 5, 2009, the FPSC approved a base rate increase of $19.2 million that became effective on Jun. 18, 2009 and reflects a return on equity of 10.75%, which is the middle of a range between 9.75% and 11.75%. The allowed equity in capital structure is 54.7% from all investor sources of capital on an allowed rate base of $560.8 million.

On Jun. 24, PGS filed a motion for reconsideration, similar to Tampa Electric’s filing regarding the calculation of the annual revenue requirement approved by the Commission. The Commission Staff recommendation regarding PGS’ motion for reconsideration, issued on Aug. 6, 2009, generated questions by the company regarding the determination of adjustments. The company requested a deferral of the Commission vote and a publicly noticed meeting was held with the Commission Staff and intervenors on October 12. Staff will review the materials presented at the meeting prior to the matter being placed on an FPSC agenda conference for a vote.

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

In September 2009, Tampa Electric filed with the FPSC for approval of rates for fuel and purchased power, capacity, environmental and conservation costs for the period January 2010 through December 2010. The rate request for 2010 reflects a two-block fuel factor structure with a lower factor for the first 1,000 kilowatt-hours used each month for residential customers. In November 2009, the FPSC is expected to hear testimony and render a decision on Tampa Electric’s requested cost recovery rates effective January 2010.

On Mar. 5, 2009, Tampa Electric filed a mid-course adjustment of its fuel and purchased power costs to reflect the significant decline in fuel commodity prices. Tampa Electric’s re-forecasted 2009 fuel and purchased power costs using actual costs for January and updated data for the balance of the year resulted in a decrease of projected fuel and purchased power costs of $190.8 million. Additionally, the FPSC approved the refund by Tampa Electric of the 2008 final true-up amount of $35.4 million as part of the mid-course adjustment.

The FPSC determined in 2004 and 2005 that it was appropriate for Tampa Electric to recover SCR operating costs through the ECRC as well as earn a return on its SCR investment installed on Big Bend Units 1-4 for NOx control in compliance with the environmental consent decree. The SCRs for Big Bend Units 4, 3 and 2 entered service in 2007, 2008 and 2009, respectively, and cost recovery started in 2007, 2008 and 2009, respectively. The SCR for Big Bend Unit 1 is scheduled to enter service in May 2010 and cost recovery for the capital investment, which is dependent on a filing, is expected to start in 2010.

Cost Recovery – PGS

PGS recovers the costs it pays for gas supply and interstate transportation for system supply through the purchased gas adjustment (PGA) clause. This charge is designed to recover the costs incurred by PGS for purchased gas, and for holding and using interstate pipeline capacity for the transportation of gas it delivers to its customers. These charges may be adjusted monthly based on a cap approved annually by the FPSC. The cap is based on estimated costs of purchased gas and pipeline capacity, and estimated customer usage for a specific recovery period, with a true-up adjustment to reflect the variance of actual costs and usage from the projected charges for prior periods. In September, PGS filed its annual purchased gas adjustment (PGA) cap factor for January 2010 through December 2010.

In addition to PGS’ base rates and purchased gas adjustment clause charges, PGS customers (except interruptible customers) also pay a per-therm conservation charge for all gas. This charge is intended to permit PGS to recover its costs incurred in developing and implementing energy conservation programs, which are mandated by Florida law and approved and supervised by the FPSC. PGS is permitted to recover, on a dollar-for-dollar basis, prudently incurred expenditures made in connection with these programs if it demonstrates that the programs are cost effective for its ratepayers.

Other Items

Storm Damage Cost Recovery

Tampa Electric accrues $8.0 million annually effective May 2009, an increase of $4.0 million from the prior year, to a FERC-authorized and FPSC-approved, self-insured storm damage reserve. This reserve was created after Florida’s investor owned utilities (IOUs) were unable to obtain transmission and distribution insurance coverage due to destructive acts of nature. Tampa Electric’s storm reserve was $27.3 million and $22.7 million as of Sep. 30, 2009 and Dec. 31, 2008, respectively.

TECO ENERGY, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

UNAUDITED

Regulatory Assets and Liabilities

Tampa Electric and PGS maintain their accounts in accordance with recognized policies of the FPSC. In addition, Tampa Electric maintains its accounts in accordance with recognized policies prescribed or permitted by the FERC.

Tampa Electric and PGS apply the accounting standards for regulated operations. Areas of applicability include: deferral of revenues under approved regulatory agreements; revenue recognition resulting from cost recovery clauses that provide for monthly billing charges to reflect increases or decreases in fuel, purchased power, conservation and environmental costs; and the deferral of costs as regulatory assets to the period that the regulatory agency recognizes them when cost recovery is ordered over a period longer than a fiscal year.

Details of the regulatory assets and liabilities as of Sep. 30, 2009 and Dec. 31, 2008 are presented in the following table:

Regulatory Assets and Liabilities
(millions)	Sep. 30, 2009	Dec. 31, 2008
Regulatory assets:
Regulatory tax asset (1)	$67.7	$65.1

Other:
Cost recovery clauses	95.2	266.8
Postretirement benefit asset	213.4	220.3
Deferred bond refinancing costs (2)	18.9	21.7
Environmental remediation	10.8	10.8
Competitive rate adjustment	2.8	4.7
Other	14.1	8.5

Total other regulatory assets	355.2	532.8

Total regulatory assets	422.9	597.9
Less: Current portion	115.7	272.6

Long-term regulatory assets	$307.2	$325.3

Regulatory liabilities:
Regulatory tax liability (1)	$15.0	$17.5

Other:
Cost recovery clauses	25.1	3.4
Environmental remediation	9.7	10.6
Transmission and delivery storm reserve	27.3	22.7
Deferred gain on property sales (3)	3.4	4.1
Accumulated reserve-cost of removal	557.7	551.2
Other	0.8	0.4

Total other regulatory liabilities	624.0	592.4

Total regulatory liabilities	639.0	609.9
Less: Current portion	49.1	21.7

Long-term regulatory liabilities	$589.9	$588.2

(1)	Related to plant life and derivative positions.
(2)	Amortized over the term of the related debt instrument.
(3)	Amortized over a 5-year period with various ending dates.

All regulatory assets are being recovered through the regulatory process. The following table further details the regulatory assets and the related recovery periods:

Regulatory assets
(millions)	Sep. 30, 2009	Dec. 31, 2008
Clause recoverable (1)	$98.0	$271.5
Components of rate base (2)	221.9	227.7
Regulatory tax assets (3)	67.7	65.1
Capital structure and other (3)	35.3	33.6

Total	$422.9	$597.9

(1)	To be recovered through cost recovery clauses approved by the FPSC on a dollar–for-dollar basis in the next year.
(2)	Primarily reflects allowed working capital, which is included in rate base and earns a rate of return as permitted by the FPSC.
(3)	“Regulatory tax assets” and “Capital structure and other” regulatory assets have a recoverable period longer than a fiscal year and are recognized over the period authorized by the regulatory agency. Also included are unamortized loan costs, which are amortized over the life of the related debt instruments. See footnotes 1 and 2 in the prior table for additional information.

TECO ENERGY, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

UNAUDITED

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

The company recognizes interest and penalties associated with uncertain tax positions in the Consolidated Condensed Statements of Income in accordance with standards for accounting for uncertainty in income taxes. During the nine month periods ended Sep. 30, 2009 and Sep. 30, 2008, the company recorded $0.7 million and $0.4 million, respectively, of pre-tax charges for interest only. No amounts have been recorded for penalties for the nine month periods ended Sep. 30, 2009 and Sep. 30, 2008.

During the nine month periods ended Sep. 30, 2009 and Sep. 30, 2008, the company experienced events that have impacted the overall effective tax rate on continuing operations. These events included depletion and the sale of a foreign subsidiary (see Note 14).

5. Employee Postretirement Benefits

Included in the table below is the periodic expense for pension and other postretirement benefits offered by the company. There have been no significant changes to these benefit plans during the current year.

TECO ENERGY, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

UNAUDITED

Pension Expense
(millions) Three months ended Sep. 30,	Pension Benefits		Other Postretirement Benefits
	2009	2008	2009	2008
Components of net periodic benefit expense
Service cost	$4.0	$3.9	$0.8	$1.0
Interest cost on projected benefit obligations	8.5	8.0	2.9	3.0
Expected return on assets	(9.5)	(9.8)	—	—
Amortization of:
Transition obligation	—	—	0.6	0.5
Prior service (benefit) cost	(0.1)	(0.1)	0.2	0.5
Actuarial loss	2.2	1.0	—	—

Pension expense	5.1	3.0	4.5	5.0
Curtailment loss	0.2	—	—	—

Net pension expense recognized in the TECO Energy Consolidated Condensed Statements of Income	$5.3	$3.0	$4.5	$5.0

Nine months ended Sep. 30,
Components of net periodic benefit expense
Service cost	$11.8	$11.6	$2.3	$3.1
Interest cost on projected benefit obligations	25.3	23.9	8.5	9.0
Expected return on assets	(28.4)	(29.3)	—	—
Amortization of:
Transition obligation	—	—	1.7	1.7
Prior service (benefit) cost	(0.3)	(0.3)	0.6	1.3
Actuarial loss	6.5	3.0	—	—

Pension expense	14.9	8.9	13.1	15.1
Curtailment loss	0.2	—	—	—
Settlement cost	—	0.9	—	—

Net pension expense recognized in the TECO Energy Consolidated Condensed Statements of Income	$15.1	$9.8	$13.1	$15.1

For the fiscal 2009 plan year, TECO Energy assumed an expected long-term return on plan assets of 8.25% and a discount rate of 6.05% for pension benefits under its qualified pension plan as of its Jan. 1, 2009 measurement date, and a discount rate of 6.05% for its SERP and other postretirement benefits as of their Jan. 1, 2009 measurement date and its SERP’s Jul. 31, 2009 remeasurement date. Additionally, TECO Energy made a contribution of $6.7 million to its pension plan in the third quarter of 2009.

Effective Dec. 31, 2006, in accordance with the accounting standard for defined benefit plans and other postretirement benefits, TECO Energy adjusted its postretirement benefit obligations and recorded other comprehensive income (loss) to reflect the unamortized transition obligation, prior service cost, and actuarial gains and losses of its postretirement benefit plans. The adjustment to other comprehensive income was net of amounts that, for regulatory purposes prescribed by accounting standards for regulated operations, were recorded as regulatory assets for Tampa Electric Company. For the three months and nine months ended Sep. 30, 2009, TECO Energy and its subsidiaries reclassed $0.6 million and $1.7 million, respectively, of unamortized transition obligation, prior service cost and actuarial gains and losses from accumulated other comprehensive income to net income as part of periodic benefit expense. In addition, during the three months and nine months ended Sep. 30, 2009, Tampa Electric Company reclassed $2.3 million and $6.9 million, respectively, of unamortized transition obligation, prior service cost and actuarial gains and losses from regulatory assets to net income as part of periodic benefit expense.

In connection with the restructuring events that occurred in the third quarter (see Note 15), TECO Energy recognized a curtailment charge of $0.2 million related to its SERP. Additionally, a settlement charge will be recognized in the first quarter of 2010 when the pay-outs due to the change in the senior executive team structure are made from the SERP.

TECO ENERGY, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

UNAUDITED

6. Short-Term Debt

At Sep. 30, 2009 and Dec. 31, 2008, the following credit facilities and related borrowings existed:

Credit Facilities
	Sep. 30, 2009			Dec. 31, 2008
(millions)	Credit Facilities	Borrowings Outstanding (1)	Letters of Credit Outstanding	Credit Facilities	Borrowings Outstanding (1)	Letters of Credit Outstanding
Tampa Electric Company:
5-year facility	$325.0	$5.0	$0.7	$325.0	$—	$1.4
1-year accounts receivable facility	150.0	49.0	—	150.0	29.0	—
TECO Energy/TECO Finance:
5-year facility (2)	200.0	6.0	7.1	200.0	64.0	7.1

Total	$675.0	$60.0	$7.8	$675.0	$93.0	$8.5

(1)	Borrowings outstanding are reported as notes payable.
(2)	TECO Finance is the borrower and TECO Energy is the guarantor under this facility.

These credit facilities require commitment fees ranging from 7.0 to 125.0 basis points. The weighted-average interest rate on outstanding amounts payable under the credit facilities at Sep. 30, 2009 and Dec. 31, 2008 was 0.81% and 2.65%, respectively.

7. Long-term Debt

Issuance of Tampa Electric Company 6.10% Notes due 2018

On Jul. 7, 2009, Tampa Electric Company completed an offering of $100 million aggregate principal amount of 6.10% Notes due 2018 (Notes). The Notes form a single series and are fungible with Tampa Electric Company’s 6.10% notes due 2018 issued on May 16, 2008 in the aggregate principal amount of $150 million. The Notes were sold at 102.988% of par. The offering resulted in net proceeds to Tampa Electric Company (after deducting underwriting discounts and commissions and estimated offering expenses) of approximately $102.1 million. Net proceeds were used to repay short-term debt and for general corporate purposes. Tampa Electric Company may redeem all or any part of the Notes at its option at any time and from time to time at a redemption price equal to the greater of (i) 100% of the principal amount of Notes to be redeemed or (ii) the sum of the present value of the remaining payments of principal and interest on the Notes to be redeemed, discounted at an applicable treasury rate (as defined in the Indenture), plus 35 basis points; in either case, the redemption price would include accrued and unpaid interest to the redemption date.

TECO ENERGY, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

UNAUDITED

8. Other Comprehensive Income

TECO Energy reported the following other comprehensive income (OCI) for the three months and nine months ended Sep. 30, 2009 and 2008, related to changes in the fair value of cash flow hedges, amortization of unrecognized benefit costs associated with the company’s pension plans and unrecognized gains and losses on available-for-sale securities:

Other Comprehensive Income (millions)	Three months ended Sep. 30,			Nine months ended Sep. 30,
	Gross	Tax	Net	Gross	Tax	Net
2009
Unrealized (loss) gain on cash flow hedges	$(1.4)	$0.5	$(0.9)	$1.7	$(0.6)	$1.1
Plus: Loss reclassified to net income	5.8	(2.1)	3.7	19.4	(7.2)	12.2

Gain on cash flow hedges	4.4	(1.6)	2.8	21.1	(7.8)	13.3
Amortization of unrecognized benefit costs	0.5	(0.2)	0.3	1.6	(0.6)	1.0
Change in benefit obligation due to remeasurement	(0.3)	0.1	(0.2)	(0.3)	0.1	(0.2)
Reclassification to earnings loss on available-for-sale securities	—	—	—	1.7	—	1.7

Total other comprehensive income	$4.6	$(1.7)	$2.9	$24.1	$(8.3)	$15.8

2008
Unrealized loss on cash flow hedges	$(6.7)	$2.5	$(4.2)	$(10.7)	$4.1	$(6.6)
Plus: Loss reclassified to net income	0.6	(0.2)	0.4	1.2	(0.5)	0.7

Loss on cash flow hedges	(6.1)	2.3	(3.8)	(9.5)	3.6	(5.9)
Amortization of unrecognized benefit costs	0.5	(0.2)	0.3	1.6	(1.0)	0.6
Change in benefit obligation due to remeasurement	—	—	—	(17.6)	6.8	(10.8)
Unrealized loss on available-for-sale securities(1)	(0.9)	—	(0.9)	(1.9)	—	(1.9)

Total other comprehensive loss	$(6.5)	$2.1	$(4.4)	$(27.4)	$9.4	$(18.0)

Accumulated Other Comprehensive Loss
(millions)	Sep. 30, 2009	Dec. 31, 2008
Unrecognized pension losses and prior service costs(2)	$(29.1)	$(29.8)
Unrecognized other benefit losses, prior service costs and transition obligations(3)	10.7	10.6
Net unrealized losses from cash flow hedges (4)	(11.8)	(25.1)
Net unrecognized loss on available-for-sale securities	—	(1.7)

Total accumulated other comprehensive loss	$(30.2)	$(46.0)

(1)	Amount relates to an off-shore investment not subject to U.S. Federal income tax.
(2)	Net of tax benefit of $18.0 million and $18.4 million as of Sep. 30, 2009 and Dec. 31, 2008, respectively.
(3)	Net of tax expense of $6.4 million and $6.3 million as of Sep. 30, 2009 and Dec. 31, 2008, respectively.
(4)	Net of tax benefit of $7.2 million and $15.0 million as of Sep. 30, 2009 and Dec. 31, 2008, respectively.

9. Earnings Per Share

In accordance with new FASB guidance on calculating earnings per share (EPS), TECO Energy adopted the two-class method in the first quarter of 2009. The new guidance defines share-based payment awards that participate in dividends prior to vesting as participating securities that should be included in the earnings allocation in computing EPS under the two-class method. Retrospective application for all prior periods presented is required.

The two-class method of calculating EPS requires TECO Energy to calculate EPS for its common stock and its participating securities (time-vested restricted stock and performance-based restricted stock) based on dividends declared and the pro-rata share each has to undistributed earnings. The application of the two-class method did not have a material effect on TECO Energy’s EPS calculations.

TECO ENERGY, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

UNAUDITED

	Three months ended Sep. 30,		Nine months ended Sep. 30,
(millions, except per share amounts)	2009	2008	2009	2008
Basic earnings per share

Net income	$64.8	$58.2	$160.4	$140.4

Amount allocated to nonvested participating shareholders	(0.5)	(0.4)	(1.4)	(0.9)

Income available to common shareholders - basic	$64.3	$57.8	$159.0	$139.5

Average shares outstanding common	211.9	211.2	211.7	210.4

Basic earnings per share	$0.30	$0.28	$0.75	$0.67

Diluted earnings per share

Net income	$64.8	$58.2	$160.4	$140.4

Amount allocated to nonvested participating shareholders	(0.5)	(0.4)	(1.4)	(0.9)

Income available to common shareholders - diluted	$64.3	$57.8	$159.0	$139.5

Average shares outstanding common	211.9	211.2	211.7	210.4
Assumed conversions of stock options, unvested restricted stock and contingent performance shares, net	1.3	1.4	1.1	1.3

Adjusted average shares outstanding common - diluted	213.2	212.6	212.8	211.7

Diluted earnings per share	$0.30	$0.27	$0.75	$0.66

Anti-dilutive shares	5.7	4.1	6.1	4.4

10. Commitments and Contingencies

Legal Contingencies

From time to time, TECO Energy and its subsidiaries are involved in various legal, tax and regulatory proceedings before various courts, regulatory commissions and governmental agencies in the ordinary course of its business. Where appropriate, accruals are made in accordance with accounting standards for contingencies to provide for matters that are probable of resulting in an estimable, material loss. While the outcome of such proceedings is uncertain, management does not believe that their ultimate resolution will have a material adverse effect on the company’s results of operations or financial condition.

Superfund and Former Manufactured Gas Plant Sites

Tampa Electric Company, through its Tampa Electric and PGS divisions, is a potentially responsible party (PRP) for certain superfund sites and, through its PGS division, for certain former manufactured gas plant sites. While the joint and several liability associated with these sites presents the potential for significant response costs, as of Sep. 30, 2009, Tampa Electric Company has estimated its ultimate financial liability to be approximately $9.8 million, and this amount has been accrued in the company’s consolidated condensed financial statements. The environmental remediation costs associated with these sites, which are expected to be paid over many years, are not expected to have a significant impact on customer prices.

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

TECO ENERGY, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

UNAUDITED

Guarantees and Letters of Credit

A summary of the face amount or maximum potential obligation under TECO Energy’s and Tampa Electric Company’s letters of credit and guarantees as of Sep. 30, 2009 is as follows:

Letters of Credit and Guarantees-TECO Energy
(millions) Letters of Credit and Guarantees for the Benefit of:	2009	2010-2013	After (1) 2013	Total	Liabilities Recognized at Sep. 30, 2009
Tampa Electric
Letters of credit	$—	$—	$0.3	$0.3	$—
Guarantees:
Fuel purchase/energy management (2)	—	—	20.0	20.0	2.3

	—	—	20.3	20.3	2.3

TECO Coal
Letters of credit	—	—	6.8	6.8	—
Guarantees: Fuel purchase related (2)	—	—	1.4	1.4	0.6

	—	—	8.2	8.2	0.6

Other subsidiaries
Guarantees:
Fuel purchase/energy management (1)(2)	—	—	106.2	106.2	7.2

Total	$—	$—	$134.7	$134.7	$10.1

Letters of Credit-Tampa Electric Company
(millions) Letters of Credit for the Benefit of:	2009	2010-2013	After (1) 2013	Total	Liabilities Recognized at Sep. 30, 2009
Tampa Electric
Letters of credit	$—	$—	$0.7	$0.7	$0.1

Total	$—	$—	$0.7	$0.7	$0.1

(1)	These guarantees renew annually and are shown on the basis that they will continue to renew beyond 2013.
(2)	The amounts shown are the maximum potential amounts guaranteed under current agreements. Liabilities recognized represent the associated obligation of TECO Energy under these agreements at Sep. 30, 2009. The obligations under these letters of credit and guarantees include net accounts payable and net derivative liabilities.

Financial Covenants

In order to utilize their respective bank credit facilities, TECO Energy, TECO Finance and Tampa Electric Company must meet certain financial tests as defined in the applicable agreements. In addition, TECO Energy, TECO Finance and Tampa Electric Company and other operating companies have certain restrictive covenants in specific agreements and debt instruments. At Sep. 30, 2009, TECO Energy, TECO Finance, Tampa Electric Company and the other operating companies were in compliance with all applicable financial covenants.

11. Segment Information

TECO Energy is an electric and gas utility holding company with significant diversified activities. Segments are determined based on how management evaluates, measures and makes decisions with respect to the operations of the entity. The management of TECO Energy reports segments based on each subsidiary’s contribution of revenues, net income and total assets, as required by accounting standards for segment reporting. All significant intercompany transactions are eliminated in the Consolidated Condensed Financial Statements of TECO Energy, but are included in determining reportable segments.

TECO ENERGY, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

UNAUDITED

Segment Information (1)
(millions) Three months ended Sep. 30,	Tampa Electric	Peoples Gas	TECO Coal	TECO (2) Guatemala	Other & Eliminations	TECO Energy
2009
Revenues - external	$620.6	$98.7	$175.1	$1.9	$—	$896.3
Sales to affiliates	0.3	2.3	—	—	(2.6)	—

Total revenues	620.9	101.0	175.1	1.9	(2.6)	896.3
Equity earnings of unconsolidated affiliates	—	—	—	11.3	—	11.3
Depreciation	50.8	11.1	10.6	0.2	0.1	72.8
Restructuring charges	18.1	4.5	—	—	2.4	25.0
Total interest charges(1)	29.8	4.6	1.8	3.3	17.8	57.3
Internally allocated interest (1)	—	—	1.6	3.2	(4.8)	—
Provision (benefit) for taxes	31.9	2.2	3.7	1.1	(11.0)	27.9
Net income (loss) from continuing operations	$54.3	$3.4	$11.6	$8.1	$(12.6)	$64.8

2008
Revenues - external	$601.5	$180.6	$142.0	$1.8	$0.2	$926.1
Sales to affiliates	0.3	—	—	—	(0.3)	—

Total revenues	601.8	180.6	142.0	1.8	(0.1)	926.1
Equity earnings of unconsolidated affiliates	—	—	—	18.5	—	18.5
Depreciation	46.6	10.6	9.3	0.2	—	66.7
Restructuring charges	—	—	—	—	—	—
Total interest charges(1)	28.7	4.8	1.7	3.9	18.3	57.4
Internally allocated interest (1)	—	—	1.4	3.8	(5.2)	—
Provision (benefit) for taxes	33.1	1.6	0.4	2.1	(8.6)	28.6
Net income (loss) from continuing operations	$50.6	$2.6	$3.7	$11.7	$(10.4)	$58.2

(millions) Nine months ended Sep. 30,	Tampa Electric	Peoples Gas	TECO Coal	TECO (2) Guatemala	Other & Eliminations	TECO Energy
2009
Revenues - external	$1,691.1	$344.9	$503.4	$6.0	$0.1	$2,545.5
Sales to affiliates	1.0	12.2	—	—	(13.2)	—

Total revenues	1,692.1	357.1	503.4	6.0	(13.1)	2,545.5
Equity earnings of unconsolidated affiliates	—	—	—	33.0	—	33.0
Depreciation	148.1	32.9	32.0	0.6	0.2	213.8
Restructuring charges	18.1	4.5	—	—	2.4	25.0
Total interest charges(1)	86.6	14.1	5.5	9.6	54.2	170.0
Internally allocated interest (1)	—	—	4.8	9.4	(14.2)	—
Provision (benefit) for taxes	69.1	12.3	6.7	10.7	(25.8)	73.0
Net income (loss) from continuing operations	$121.1	$19.2	$29.7	$29.2	$(38.8)	$160.4

2008
Revenues - external	$1,608.4	$543.9	$446.3	$6.1	$0.3	$2,605.0
Sales to affiliates	1.0	—	—	—	(1.0)	—

Total revenues	1,609.4	543.9	446.3	6.1	(0.7)	2,605.0
Equity earnings of unconsolidated affiliates	—	—	—	57.5	—	57.5
Depreciation	136.8	31.2	27.8	0.6	0.2	196.6
Restructuring charges	—	—	—	—	—	—
Total interest charges(1)	86.0	13.5	6.2	11.4	53.9	171.0
Internally allocated interest (1)	—	—	5.2	11.2	(16.4)	—
Provision (benefit) for taxes	65.2	11.4	2.5	6.1	(21.1)	64.1
Net income (loss) from continuing operations	$106.7	$17.9	$15.4	$37.1	$(36.7)	$140.4

TECO ENERGY, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

UNAUDITED

Segment Information (1)
(millions)	Tampa Electric	Peoples Gas	TECO Coal	TECO(2) Guatemala	Other & Eliminations	TECO Energy
At Sep. 30, 2009
Goodwill	$—	$—	$—	$59.4	$—	$59.4
Investment in unconsolidated affiliates	—	—	—	283.1	0.7	283.8
Other non-current investments	—	—	—	—	—	—
Total assets	$5,685.9	$844.3	$316.2	$390.1	$(12.3)	$7,224.2

At Dec. 31, 2008
Goodwill	$—	$—	$—	$59.4	$—	$59.4
Investment in unconsolidated affiliates	—	—	—	284.0	—	284.0
Other non-current investments	—	—	—	—	21.3	21.3
Total assets	$5,538.8	$878.0	$309.1	$383.1	$38.4	$7,147.4

(1)	Segment net income is reported on a basis that includes internally allocated financing costs. Total interest charges include internally allocated interest costs that for 2009 and 2008 were at a pretax rate of 7.15% and 7.25%, respectively, based on an average of each subsidiary’s equity and indebtedness to TECO Energy assuming a 50/50 debt/equity capital structure.
(2)	Revenues are exclusive of entities deconsolidated as a result of accounting standards for variable interest entities. Total revenues for unconsolidated affiliates, attributable to TECO Guatemala based on ownership percentages, were $30.8 million and $29.3 million for the three months ended Sep. 30, 2009 and 2008, respectively and $62.2 million and $88.7 million for the nine months ended Sep. 30, 2009 and 2008, respectively. Net income from continuing operations for the nine months ended Sep. 30, 2009 includes the gain on the sale of a 16.5% interest in the Central American fiber optic telecommunications provider Navega (see Note 14).

12. Accounting for Derivative Instruments and Hedging Activities

From time to time, TECO Energy and its affiliates enter into futures, forwards, swaps and option contracts for the following purposes:

•	To limit the exposure to price fluctuations for physical purchases and sales of natural gas in the course of normal operations at Tampa Electric and PGS;

•	To limit the exposure to interest rate fluctuations on debt securities at TECO Energy and its affiliates; and

•	To limit the exposure to price fluctuations for physical purchases of fuel and explosives at TECO Coal.

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

The company applies the accounting standards for derivative instruments and hedging activities. These standards require companies to recognize derivatives as either assets or liabilities in the financial statements, to measure those instruments at fair value, and to reflect the changes in the fair value of those instruments as either components of OCI or in net income, depending on the designation of those instruments. The changes in fair value that are recorded in OCI are not immediately recognized in current net income. As the underlying hedged transaction matures or the physical commodity is delivered, the deferred gain or loss on the related hedging instrument must be reclassified from OCI to earnings based on its value at the time of the instrument’s settlement. For effective hedge transactions, the amount reclassified from OCI to earnings is offset in net income by the market change of the amount paid or received on the underlying physical transaction.

New accounting standards for disclosures became effective for financial statements issued for fiscal years and interim periods beginning after Nov. 15, 2008. This new standard requires enhanced disclosures about a company’s derivative activities and how the related hedged items affect a company’s financial position, financial performance and cash flows. The new requirements include qualitative disclosures about the company’s fair value amounts of gains and losses associated with derivative instruments, as well as disclosures about credit-risk-related contingent features in derivative agreements. The company adopted this new standard effective Jan. 1, 2009.

TECO ENERGY, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

UNAUDITED

The company applies the accounting standards for regulated operations to financial instruments used to hedge the purchase of natural gas for its regulated companies. These standards, in accordance with the FPSC, permit the changes in fair value of natural gas derivatives to be recorded as regulatory assets or liabilities to reflect the impact of hedging activities on the fuel recovery clause. As a result, these changes are not recorded in OCI (see Note 3).

A company’s physical contracts qualify for the normal purchase/normal sale (NPNS) exception to derivative accounting rules, provided they meet certain criteria. Generally, NPNS applies if the company deems the counterparty creditworthy, if the counterparty owns or controls resources within the proximity to allow for physical delivery of the commodity, if the company intends to receive physical delivery and if the transaction is reasonable in relation to the company’s business needs. As of Sep. 30, 2009, all of the company’s physical contracts qualify for the NPNS exception.

The following table presents the derivatives that are designated as cash flow hedges at Sep. 30, 2009 and Dec. 31, 2008:

Total Derivatives
(millions)	Sep. 30, 2009	Dec. 31, 2008
Current assets	$2.0	$—
Long-term assets	0.8	0.1

Total assets	$2.8	$0.1

Current liabilities(1)	$59.3	$141.8
Long-term liabilities	3.6	19.4

Total liabilities	$62.9	$161.2

(1)	Amounts presented above are on a gross basis, with asset and liability positions netted by counterparty in accordance with accounting standards for derivatives and hedging. The Consolidated Condensed Balance Sheets reflect the company’s net positions reduced by posted collateral of $9.7 million at Dec. 31, 2008, permitted by these accounting standards. As of Sep. 30, 2009, there was no outstanding collateral held or posted with counterparties.

The following table presents the derivative hedges of heating oil contracts at Sep. 30, 2009 and Dec. 31, 2008 to limit the exposure to changes in the market price for diesel fuel:

Heating Oil Derivatives
(millions)	Sep. 30, 2009	Dec. 31, 2008
Current assets	$—	$—
Long-term assets	—	—

Total assets	$—	$—

Current liabilities	$6.1	$21.4
Long-term liabilities	1.0	4.6

Total liabilities	$7.1	$26.0

The following table presents the derivative hedges of natural gas contracts at Sep. 30, 2009 and Dec. 31, 2008 to limit the exposure to changes in market price for natural gas used to produce energy, natural gas purchased for resale to customers and natural gas used as a component price for explosives purchased:

Natural Gas Derivatives
(millions)	Sep. 30, 2009	Dec. 31, 2008
Current assets	$2.0	$—
Long-term assets	0.8	0.1

Total assets	$2.8	$0.1

Current liabilities	$53.2	$120.4
Long-term liabilities	2.6	14.8

Total liabilities	$55.8	$135.2

The ending balance in accumulated other comprehensive income (AOCI) related to the cash flow hedges and previously settled interest rate swaps at Sep. 30, 2009 is a net loss of $11.8 million after tax and accumulated amortization. This compares to a net loss of $25.1 million in AOCI after tax and accumulated amortization at Dec. 31, 2008.

TECO ENERGY, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

UNAUDITED

The following table presents the fair values and locations of derivative instruments recorded on the balance sheet at Sep. 30, 2009:

Derivatives Designated As Hedging Instruments
	Asset Derivatives		Liability Derivatives
(millions) at Sep. 30, 2009	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity Contracts:

Heating oil derivatives:
Current	Derivative assets	$—	Derivative liabilities	$6.1
Long-term	Derivative assets	—	Derivative liabilities	1.0

Natural gas derivatives:
Current	Derivative assets	2.0	Derivative liabilities	53.2
Long-term	Derivative assets	0.8	Derivative liabilities	2.6

Total derivatives designated as hedging instruments		$2.8		$62.9

The following table presents the effect of energy related derivatives on the fuel recovery clause mechanism in the Consolidated Condensed Balance Sheet as of Sep. 30, 2009:

(millions) at Sep. 30, 2009	Balance Sheet Location (1)	Fair Value	Balance Sheet Location (1)	Fair Value
Commodity Contracts:

Natural gas derivatives:
Current	Regulatory liabilities	$2.0	Regulatory assets	$53.0
Long-term	Regulatory liabilities	0.8	Regulatory assets	2.7

Total		$2.8		$55.7

(1)	Natural gas derivatives are deferred, in accordance with accounting standards for regulated operations and all increases and decreases in the cost of natural gas supply are passed on to customers with the fuel recovery clause mechanism. As gains and losses are realized in future periods, they will be recorded as fuel costs in the Consolidated Condensed Statements of Income.

Based on the fair value of the instruments at Sep. 30, 2009, net pretax losses of $51.0 million are expected to be reclassified from regulatory assets or liabilities to the Consolidated Condensed Statements of Income within the next twelve months.

The following table presents the effect of hedging instruments on OCI and income for the quarter ended Sep. 30, 2009:

(millions)	Amount of Gain/(Loss) on Derivatives Recognized in OCI	Location of Gain/(Loss) Reclassified From AOCI Into Income	Amount of Gain/(Loss) Reclassified From AOCI Into Income
Derivatives in Cash Flow Hedging Relationships	Effective Portion(1)	Effective Portion(1)
Interest rate contracts:	$(0.1)	Interest expense	$(0.5)

Commodity Contracts:
Heating oil derivatives	(0.7)	Mining related costs	(2.9)
Natural gas derivatives	(0.1)	Mining related costs	(0.3)

Total	$(0.9)		$(3.7)

(1)	Changes in OCI and AOCI are reported in after-tax dollars.

TECO ENERGY, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

UNAUDITED

For derivative instruments that meet cash flow hedge criteria, the effective portion of the gain or loss on the derivative is reported as a component of OCI and reclassified into earnings in the same period or period during which the hedged transaction affects earnings. Gains and losses on the derivatives representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. For the three months ended Sep. 30, 2009, all hedges were effective.

The following table presents the derivative activity for instruments classified as qualifying cash flow hedges for the quarter ended Sep. 30, 2009:

(millions) For the quarter ended Sep. 30, 2009	Fair Value Asset/(Liability)	Amount of Gain/(Loss) Recognized in OCI(1)	Amount of Gain/(Loss) Reclassified From AOCI Into Income
Heating oil derivatives	$(7.1)	$(0.7)	$(2.9)
Interest rate swaps	—	(0.1)	(0.5)
Natural gas derivatives	(0.1)	(0.1)	(0.3)

Total	$(7.2)	$(0.9)	$(3.7)

(1)	Changes in OCI and AOCI are reported in after-tax dollars.

The maximum length of time over which the company is hedging its exposure to the variability in future cash flows extends to Dec. 31, 2011 for both financial natural gas and financial heating oil fuel contracts. The following table presents by commodity type the company’s derivative volumes that, as of Sep. 30, 2009, are expected to settle during the 2009, 2010 and 2011 fiscal years:

(millions)	Heating Oil Contracts (Gallons)		Natural Gas Contracts (MMBTUs)
Year	Physical	Financial	Physical	Financial
2009	—	3.2	—	13.9
2010	—	6.6	—	28.1
2011	—	4.5	—	6.3

Total	—	14.3	—	48.3

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

It is possible that volatility in commodity prices could cause the company to have material credit risk exposures with one or more counterparties. If such counterparties fail to perform their obligations under one or more agreements, the company could suffer a material financial loss. However, as of Sep. 30, 2009, substantially all of the counterparties with transaction amounts outstanding in the company’s energy portfolio are rated investment grade by the major rating agencies. The company assesses credit risk internally for counterparties that are not rated.

The company has entered into commodity master arrangements with its counterparties to mitigate credit exposure to those counterparties. The company generally enters into the following master arrangements: (1) Edison Electric Institute agreements (EEI)—standardized power sales contracts in the electric industry; (2) International Swaps and Derivatives Association agreements (ISDA)—standardized financial gas and electric contracts; and (3) North American Energy Standards Board agreements (NAESB)—standardized physical gas contracts. The company believes that entering into such agreements reduces the risk from default by creating contractual rights relating to creditworthiness, collateral and termination.

The company has implemented procedures to monitor the creditworthiness of our counterparties and to consider nonperformance in valuing counterparty positions. The company monitors counterparties’ credit standing, including those that are experiencing financial problems, have significant swings in credit default swap rates, have credit rating changes by external rating agencies, or have changes in ownership. Net liability positions are generally not adjusted as the company uses derivative transactions as hedges and has the ability and intent to perform under each of these contracts. In the instance of net asset positions, the company considers general market conditions and the observable financial health and outlook of specific counterparties, forward looking data such as credit default swaps, when available, and historical default probabilities from credit rating agencies in evaluating the potential impact of nonperformance risk to derivative positions. As of Sep. 30, 2009, substantially all positions with counterparties are net liabilities.

TECO ENERGY, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

UNAUDITED

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

The table below presents the fair value of the overall contractual contingent liability positions for the company’s derivative activity at Sep. 30, 2009:

Contingent Features
(millions) At Sep. 30, 2009	Fair Value Asset/ (Liability)(1)	Derivative Exposure Asset/ (Liability)	Posted Collateral
Credit Rating	$(60.0)	$(60.9)	$—

Total	$(60.0)	$(60.9)	$—

(1)	Net amount includes $0.9 million of asset positions.

13. Fair Value Measurements

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

Items Measured at Fair Value on a Recurring Basis

The following table sets forth by level within the fair value hierarchy the company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of Sep. 30, 2009. As required by accounting standards for fair value measurements, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. For natural gas and heating oil swaps, the market approach was used in determining fair value. For other investments, the income approach was used.

TECO ENERGY, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

UNAUDITED

Recurring Fair Value Measures
	At fair value as of Sep. 30, 2009
(millions)	Level 1	Level 2	Level 3	Total
Assets
Natural gas swaps	$—	$2.8	$—	$2.8

Total	$—	$2.8	$—	$2.8

Liabilities
Natural gas swaps	$—	$55.8	$—	$55.8
Heating oil swaps	—	7.1	—	7.1

Total	$—	$62.9	$—	$62.9

Natural gas and heating oil swaps are over-the-counter swap instruments. The primary pricing inputs in determining the fair value of these swaps are the New York Mercantile Exchange (NYMEX) quoted closing prices of exchange-traded instruments. These prices are applied to the notional amounts of active positions to determine the reported fair value.

The primary pricing inputs in determining the fair value of interest rate swaps are LIBOR swap rates as reported by Bloomberg. For each instrument, the projected forward swap rate is used to determine the stream of cash flows over the life of the contract. The cash flows are then discounted using a spot discount rate to determine the fair value. A $1.6 million liability, primarily in interest rate swaps, is held on the books of unconsolidated affiliates of TECO Guatemala, but is reflected in “Investment in unconsolidated affiliates” on the TECO Energy, Inc. Consolidated Condensed Balance Sheets.

The fair value of TECO Energy’s long-term debt at Sep. 30, 2009 is $3,440.3 million. The determination of fair value for these instruments includes obtaining prices from third-party financial institutions and in some cases utilizing a model to discount the future cash flows produced by the instruments by a rate determined by applying a spread based on TECO Energy’s or Tampa Electric Company’s credit ratings (also provided by third-party financial institutions) to U.S. Treasury rates.

The table below details the change in value and eventual sale of auction rate securities backed by pools of student loans. These securities were recorded in the “Other investments” line of the Consolidated Condensed Balance Sheets. As a result of auction failures and the lack of an alternative active market, the valuation technique for this security was an income approach using a discounted cash flow model and was considered Level 3 within the three tier fair value hierarchy. The model assumed a continuation of failed auctions and interest payments at the default rate. Cash flows were discounted at a rate approximating current market spreads for similar securities.

Based on the protracted disruption of the market for these securities and the uncertain potential for its recovery, the company no longer expected to hold the securities indefinitely to recover the original value. Accordingly, the impairment was deemed other-than-temporary and recognized in “Other income” on the Consolidated Condensed Statement of Income for the nine months ended Sep. 30, 2009.

During the second quarter of 2009, one of the two securities was sold for the remaining fair value of $7.3 million. During the third quarter of 2009, the second security was sold for its remaining fair value of $2.5 million.

Assets Measured at Fair Value on a Recurring Basis Using Unobservable Inputs (Level 3)
(millions)	Auction Rate Securities
Balance at Dec. 31, 2008	$13.3
Transfers to Level 3	—
Change in fair market value included in earnings	(4.1)

Balance at Mar. 31, 2009	$9.2

Transfers to Level 3	—
Change in fair market value included in earnings	—
Settled	(7.3)

Balance at Jun. 30, 2009	$1.9

Transfers to Level 3	—
Change in fair market value	0.6
Settled	(2.5)
Included in earnings	—

Balance at Sep. 30, 2009	$—

TECO ENERGY, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

UNAUDITED

14. Mergers, Acquisitions and Dispositions

Sale of Navega

On Mar. 13, 2009, TECO Guatemala sold its 16.5% interest in the Central American fiber optic telecommunications provider Navega. The sale resulted in a pre-tax gain of $18.3 million and total proceeds of $29.0 million.

15. Restructuring Costs

On Jul. 30, 2009, TECO Energy, Inc. announced organizational changes and a new senior executive team structure as part of its response to industry changes, economic uncertainties and its commitment to maintain a lean and efficient organization. As a second step in response to these factors, on Aug. 31, 2009, the company committed to a total reduction in force of approximately 225 jobs. The reduction in force was substantially completed by Sep. 30, 2009. In connection with this reduction in force, the company expects to incur total costs of $27.0 million related to severance and other benefits. For the quarter ended Sep. 30, 2009, $25.0 million of these costs were recognized on the Consolidated Condensed Statements of Income under “Restructuring”. The corporation’s wholly-owned subsidiary, Tampa Electric Company expects to incur approximately $22.7 million of such costs and recognized $22.6 million of these charges in the quarter ended Sep. 30, 2009. The total cash payments related to these actions are expected to be approximately $28.0 million and paid during the third and fourth quarters of 2009 and early 2010.

Restructuring Costs to be Incurred
(millions)		Termination of Benefits	Other Costs	Total
Total costs expected to be incurred		$26.0	$1.0	$27.0
Current period costs incurred		(24.5)	(0.5)	(25.0)
Adjustments		—	—	—

Total costs remaining		$1.5	$0.5	$2.0

Accrued Liability for Restructuring Costs
(millions)		Termination of Benefits	Other Costs	Total
Beginning balance, Jul. 1, 2009		$—	$—	$—
Costs incurred and charged to expense		24.5	0.5	25.0
Costs paid/settled		(5.7)	(0.5)	(6.2)
Non-cash expense		(2.2)	—	(2.2)
Adjustments		—	—	—

Ending balance, Sep. 30, 2009		$16.6	$—	$16.6

Restructuring Costs by Segment
(millions)	Tampa Electric	PGS	Other (1)	Total
Total costs expected to be incurred	$18.2	$4.5	$4.3	$27.0
Current period costs incurred	(18.1)	(4.5)	(2.4)	(25.0)
Adjustments	—	—	—	—

Total costs remaining	$0.1	$—	$1.9	$2.0

(1)	Restructuring costs incurred at the parent company.

16. Subsequent Events

The company has evaluated all events subsequent to the balance sheet date of Sep. 30, 2009 through the date of filing, Oct. 30, 2009.

TAMPA ELECTRIC COMPANY

In the opinion of management, the unaudited consolidated condensed financial statements include all adjustments that are of a recurring nature and necessary to state fairly the financial position of Tampa Electric Company as of Sep. 30, 2009 and Dec. 31, 2008, and the results of operations and cash flows for the periods ended Sep. 30, 2009 and 2008. The results of operations for the three months and nine months ended Sep. 30, 2009 are not necessarily indicative of the results that can be expected for the entire fiscal year ending Dec. 31, 2009. References should be made to the explanatory notes affecting the consolidated financial statements contained in Amendment No. 1 to Tampa Electric Company’s Annual Report on Form 10-K/A for the year ended Dec. 31, 2008 and to the notes on pages 33-46 of this report.

INDEX TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Page No.
Consolidated Condensed Balance Sheets, Sep. 30, 2009 and Dec. 31, 2008	29-30

Consolidated Condensed Statements of Income and Comprehensive Income for the three month and nine month periods ended Sep. 30, 2009 and 2008	31-32

Consolidated Condensed Statements of Cash Flows for the nine month periods ended Sep. 30, 2009 and 2008	33

Notes to Consolidated Condensed Financial Statements	34-47

TAMPA ELECTRIC COMPANY

Consolidated Condensed Balance Sheets

Unaudited

Assets (millions)	Sep. 30, 2009	Dec. 31, 2008
Property, plant and equipment
Utility plant in service
Electric	$5,952.0	$5,514.9
Gas	1,005.6	964.4
Construction work in progress	326.0	462.4

Property, plant and equipment, at original costs	7,283.6	6,941.7
Accumulated depreciation	(1,954.7)	(1,868.5)

	5,328.9	5,073.2
Other property	4.3	4.5

Total property, plant and equipment, net	5,333.2	5,077.7

Current assets
Cash and cash equivalents	6.7	3.6
Receivables, less allowance for uncollectibles of $3.0 and $1.6 at Sep. 30, 2009 and Dec. 31, 2008, respectively	282.7	236.1
Inventories, at average cost
Fuel	100.6	76.8
Materials and supplies	58.7	61.8
Current regulatory assets	115.7	272.6
Current derivative assets	2.0	—
Taxes receivable	—	0.2
Prepayments and other current assets	15.1	14.1

Total current assets	581.5	665.2

Deferred debits
Unamortized debt expense	20.9	22.3
Long-term regulatory assets	307.2	325.3
Long-term derivative assets	0.8	0.1
Other	3.0	18.0

Total deferred debits	331.9	365.7

Total assets	$6,246.6	$6,108.6

The accompanying notes are an integral part of the consolidated condensed financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Condensed Balance Sheets – continued

Unaudited

Liabilities and Capital (millions)	Sep. 30, 2009	Dec. 31, 2008
Capital
Common stock	$1,802.4	$1,802.4
Accumulated other comprehensive loss	(6.3)	(6.8)
Retained earnings	322.0	295.0

Total capital	2,118.1	2,090.6
Long-term debt, less amount due within one year	1,994.3	1,894.8

Total capitalization	4,112.4	3,985.4

Current liabilities
Long-term debt due within one year	3.7	5.5
Notes payable	54.0	29.0
Accounts payable	202.4	262.5
Customer deposits	150.5	144.6
Current regulatory liabilities	49.1	21.7
Current derivative liabilities	53.0	119.4
Current deferred income taxes	9.4	36.6
Interest accrued	44.3	27.1
Taxes accrued	54.4	20.1
Other	16.5	11.2

Total current liabilities	637.3	677.7

Deferred credits
Non-current deferred income taxes	512.8	447.6
Investment tax credits	10.9	11.2
Long-term derivative liabilities	2.7	14.8
Long-term regulatory liabilities	589.9	588.2
Other	380.6	383.7

Total deferred credits	1,496.9	1,445.5

Total liabilities and capital	$6,246.6	$6,108.6

The accompanying notes are an integral part of the consolidated condensed financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Condensed Statements of Income and Comprehensive Income

Unaudited

	Three months ended Sep. 30,
(millions)	2009	2008
Revenues
Electric (includes franchise fees and gross receipts taxes of $25.7 in 2009 and $24.4 in 2008)	$620.8	$601.7
Gas (includes franchise fees and gross receipts taxes of $4.8 in 2009 and $4.8 in 2008)	98.6	180.6

Total revenues	719.4	782.3

Expenses
Operations
Fuel	253.5	263.7
Purchased power	46.3	65.0
Cost of natural gas sold	47.5	134.9
Other	87.0	72.7
Maintenance	32.1	27.8
Depreciation	61.9	57.2
Restructuring charges	22.6	—
Taxes, federal and state	33.9	34.4
Taxes, other than income	45.6	43.0

Total expenses	630.4	698.7

Income from operations	89.0	83.6

Other income
Allowance for other funds used during construction	2.5	1.3
Taxes, non-utility federal and state	(0.2)	(0.3)
Other income, net	0.8	2.1

Total other income	3.1	3.1

Interest charges
Interest on long-term debt	32.6	31.4
Other interest	2.7	2.6
Allowance for borrowed funds used during construction	(0.9)	(0.5)

Total interest charges	34.4	33.5

Net income	57.7	53.2

Other comprehensive income, net of tax
Net unrealized gain on cash flow hedges	0.2	0.2

Total other comprehensive income, net of tax	0.2	0.2

Comprehensive income	$57.9	$53.4

The accompanying notes are an integral part of the consolidated condensed financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Condensed Statements of Income and Comprehensive Income

Unaudited

	Nine months ended Sep. 30,
(millions)	2009	2008
Revenues
Electric (includes franchise fees and gross receipts taxes of $70.5 in 2009 and $64.8 in 2008)	$1,691.8	$1,609.1
Gas (includes franchise fees and gross receipts taxes of $18.3 in 2009 and $18.4 in 2008)	344.8	543.9

Total revenues	2,036.6	2,153.0

Expenses
Operations
Fuel	707.7	603.5
Purchased power	144.6	262.8
Cost of natural gas sold	186.7	387.7
Other	244.8	215.8
Maintenance	100.1	94.2
Depreciation	181.0	168.0
Restructuring charges	22.6	—
Taxes, federal and state	80.8	75.4
Taxes, other than income	138.0	130.9

Total expenses	1,806.3	1,938.3

Income from operations	230.3	214.7

Other income
Allowance for other funds used during construction	8.3	4.3
Taxes, non-utility federal and state	(0.6)	(1.2)
Other income, net	3.0	6.1

Total other income	10.7	9.2

Interest charges
Interest on long-term debt	95.4	93.0
Other interest	8.5	8.0
Allowance for borrowed funds used during construction	(3.2)	(1.7)

Total interest charges	100.7	99.3

Net income	140.3	124.6

Other comprehensive income (loss), net of tax
Net unrealized gain (loss) on cash flow hedges	0.5	(2.0)

Total other comprehensive income (loss), net of tax	0.5	(2.0)

Comprehensive income	$140.8	$122.6

The accompanying notes are an integral part of the consolidated condensed financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Condensed Statements of Cash Flows

Unaudited

	Nine months ended Sep. 30,
(millions)	2009	2008
Cash flows from operating activities
Net income	$140.3	$124.6
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	181.0	168.0
Deferred income taxes	32.6	67.9
Investment tax credits, net	(0.3)	(0.8)
Allowance for funds used during construction	(8.3)	(4.3)
Deferred recovery clause	111.4	(117.1)
Receivables, less allowance for uncollectibles	(46.6)	(49.8)
Inventories	(20.7)	(12.8)
Prepayments	(1.0)	(5.1)
Taxes accrued	34.5	34.6
Interest accrued	17.2	18.3
Accounts payable	(31.9)	23.0
Gain on sale of assets	(0.4)	(0.2)
Other	39.4	21.8

Cash flows from operating activities	447.2	268.1

Cash flows from investing activities
Capital expenditures	(461.0)	(376.8)
Allowance for funds used during construction	8.3	4.3
Net proceeds from sale of assets	0.4	2.2

Cash flows used in investing activities	(452.3)	(370.3)

Cash flows from financing activities
Proceeds from long-term debt	102.1	327.8
Common stock	—	200.0
Repayment of long-term debt/Purchase in lieu of redemption	(5.5)	(292.5)
Net increase (decrease) in short-term debt	25.0	(12.0)
Dividends	(113.4)	(106.4)

Cash flows from financing activities	8.2	116.9

Net increase in cash and cash equivalents	3.1	14.7
Cash and cash equivalents at beginning of period	3.6	11.9

Cash and cash equivalents at end of period	$6.7	$26.6

The accompanying notes are an integral part of the consolidated condensed financial statements.

TAMPA ELECTRIC COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

UNAUDITED

1. Summary of Significant Accounting Policies

The significant accounting policies are as follows:

Principles of Consolidation and Basis of Presentation

Tampa Electric Company is a wholly-owned subsidiary of TECO Energy, Inc., and is comprised of the Electric division, generally referred to as Tampa Electric, and the Natural Gas division, generally referred to as Peoples Gas System (PGS). All significant intercompany balances and intercompany transactions have been eliminated in consolidation. In the opinion of management, the unaudited consolidated condensed financial statements include all adjustments that are of a recurring nature and necessary to state fairly the financial position of Tampa Electric Company and subsidiaries as of Sep. 30, 2009 and Dec. 31, 2008, and the results of operations and cash flows for the periods ended Sep. 30, 2009 and 2008. The results of operations for the three month and nine month periods ended Sep. 30, 2009 are not necessarily indicative of the results that can be expected for the entire fiscal year ending Dec. 31, 2009.

The use of estimates is inherent in the preparation of financial statements in accordance with generally accepted accounting principles (GAAP). Actual results could differ from these estimates. The year-end consolidated condensed balance sheet data was derived from audited financial statements, however this quarterly report on Form 10-Q does not include all year-end disclosures required for an annual report on Form 10-K by GAAP in the United States of America.

Revenues

As of Sep. 30, 2009 and Dec. 31, 2008, unbilled revenues of $57.2 million and $47.4 million, respectively, are included in the “Receivables” line item on the Consolidated Condensed Balance Sheets.

Purchased Power

Tampa Electric purchases power on a regular basis to meet the needs of its customers. Tampa Electric purchased power from entities not affiliated with TECO Energy at a cost of $46.3 million and $144.6 million for the three months and nine months ended Sep. 30, 2009, respectively, compared to $65.0 million and $262.8 million for the three months and nine months ended Sep. 30, 2008, respectively.

Prudently incurred purchased power costs at Tampa Electric have historically been recoverable through Florida Public Service Commission (FPSC)-approved cost recovery clauses.

Accounting for Franchise Fees and Gross Receipts

The regulated utilities (Tampa Electric and PGS) are allowed to recover from customers certain costs incurred through rates approved by the FPSC. The amounts included in customers’ bills for franchise fees and gross receipt taxes are included as revenues on the Consolidated Condensed Statements of Income. These amounts totaled $30.5 million and $88.8 million, respectively, for the three months and nine months ended Sep. 30, 2009, compared to $29.2 million and $83.2 million, respectively, for the three months and nine months ended Sep. 30, 2008. Franchise fees and gross receipt taxes payable by the regulated utilities are included as an expense on the Consolidated Condensed Statements of Income in “Taxes, other than income”. These totaled $30.5 million and $88.7 million, respectively, for the three months and nine months ended Sep. 30, 2009, compared to $29.2 million and $83.0 million, respectively, for the three months and nine months ended Sep. 30, 2008.

Cash Flows Related to Derivatives and Hedging Activities

Tampa Electric Company classifies cash inflows and outflows related to derivative and hedging instruments in the appropriate cash flow sections associated with the item being hedged. For natural gas and ongoing interest rate swaps, the cash inflows and outflows are included in the operating section. For interest rate swaps that settle coincident with the debt issuance, the cash inflows and outflows are treated as premiums or discounts and included in the financing section of the Consolidated Condensed Statement of Cash Flows.

2. New Accounting Pronouncements

Measuring Liabilities at Fair Value

In August 2009, the Financial Accounting Standards Board (FASB) issued an accounting standards update that clarifies how to measure the fair value of a liability when there is not a quoted price in an active market for a liability. This update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using alternative techniques including, but not limited to: 1) the quoted price of the identical liability when traded as an asset or 2) quoted prices for similar liabilities or similar liabilities when traded as assets. It is effective for the first reporting period beginning after issuance. The new requirement does not have an impact on the company’s results of operations, statement of position or cash flows.

TAMPA ELECTRIC COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

UNAUDITED

The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles

In June 2009, the FASB issued guidance that names the FASB Accounting Standards Codification (Codification) as the single source of authoritative U.S. GAAP for non-governmental entities recognized by the FASB. It is effective this quarter and supersedes all U.S. GAAP accounting standards, aside from rules and interpretive releases issued by the Securities and Exchange Commission (SEC). The Codification is not intended to change GAAP; rather, it changes all referencing of U.S. GAAP including the notes to financial statements. Therefore, it does not have an impact on the company’s results of operations, statement of position or cash flows.

Variable Interest Entities

In June 2009, the FASB issued guidance that changes the way a company determines if a variable interest entity (VIE) should be consolidated. It is effective for fiscal years beginning after Nov. 15, 2009. Tampa Electric Company is evaluating the effects of the guidance and believes that at the time of adoption it could have a significant effect on the company’s statement of position or cash flows, but not a significant impact on the results of operations.

Subsequent Events

In May 2009, the FASB issued guidance that requires companies to disclose the date through which they evaluated subsequent events and whether that date corresponds with the filing of their financial statements. It became effective for fiscal periods ending after Jun. 15, 2009, and the adoption did not have an effect on the company’s results of operations, statement of position or cash flows.

Fair Value Measurements

In September 2006, the FASB issued guidance that defines fair value, establishes a framework for measuring fair value under GAAP, and expands required disclosures about fair value measurements. The guidance emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. The guidance applies under other accounting pronouncements that require or permit fair value measurements.

The effective date was for fiscal years beginning after Nov. 15, 2007. In November of 2007, the FASB informally granted a one year deferral for non-financial assets and liabilities. In February 2008, the FASB formally delayed the effective date of the fair value guidance to fiscal years beginning after Nov. 15, 2008 for non-financial assets and non-financial liabilities except for items that are required to be recognized or disclosed at fair value at least annually in the company’s financial statements. As a result, the company adopted the fair value guidance effective Jan. 1, 2008 for financial assets and liabilities and Jan. 1, 2009 for non-financial assets and liabilities. No adoption adjustment was necessary. Financial assets and liabilities of the company measured at fair value include derivatives and certain investments, for which fair values are primarily based on observable inputs. Non-financial assets and liabilities of the company measured at fair value include asset retirement obligations (AROs) when they are incurred and any long-lived assets or equity-method investments that are impaired in a currently reported period.

In April 2009, the FASB issued guidance to address fair value valuation concerns in the current market environment. The guidance addresses applying the fair value model when the market for an asset is not active, other-than-temporary impairments (OTTI) of debt and equity securities and interim disclosures about the fair value of financial instruments.

When the market for an asset is not active, the newly issued guidance affirms that the objective of fair value is the price that would be received to sell the asset in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date in the inactive market. The determination of whether a transaction was not orderly should be based on the weight of the evidence. An entity is required to disclose a change in valuation technique and the related inputs resulting from the application of the new guidance and to quantify its effects. Retrospective application was not permitted. The new guidance became effective for interim and annual periods ending after Jun. 15, 2009. This did not materially affect the company’s results of operations, statement of position or cash flows.

The OTTI guidance is applicable to debt securities and requires that a company recognize the credit component of an OTTI in earnings and the remaining portion in other comprehensive income if management asserts it does not have the intent to sell the security and it is more likely than not it will not have to sell the security before recovery of its cost basis. It requires an entity to present, separately in the financial statement where the components of other comprehensive income are reported, the amounts recognized in accumulated other comprehensive income related to the noncredit portion of OTTI recognized for available-for-sale and held-to-maturity debt securities. Additionally, disclosure requirements were amended and are required for interim periods. The guidance became effective for interim and annual periods ending after Jun. 15, 2009 and did not materially affect the company’s results of operations, statement of position or cash flows.

Interim disclosures of fair value information, including methods and significant assumptions in measuring fair value, for financial instruments are required under the new guidance. The guidance became effective for interim and annual periods ending after Jun. 15, 2009 and had no effect on the company’s results of operations, statement of position or cash flows.

TAMPA ELECTRIC COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

UNAUDITED

Employers’ Disclosures about Postretirement Benefit Plan Assets

In December 2008, the FASB issued guidance that requires enhanced disclosures about plan assets of defined benefit pension plans or other postretirement plans, including the concentrations of risk in those plans. The guidance is effective for fiscal years ending after Dec. 15, 2009 and will be significant to the company’s financial statement disclosures but will have no effect on the company’s results of operations, statement of position or cash flows.

Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued guidance to enhance the disclosure framework for derivatives and hedging. Enhanced disclosures about the purpose of an entity’s derivative instruments, how derivative instruments and hedged items are accounted for, and how the entity’s financial position, cash flows and performance are enhanced by the derivative instruments and hedged items are required for fiscal years and interim periods beginning after Nov. 15, 2008. The guidance was significant to the company’s financial statement disclosures but had no effect on its results of operations, statement of position or cash flows.

Additionally, in April 2008, the FASB revised previously issued implementation guidance to reflect the enhanced disclosures required by the new guidance. These revisions are significant to the company’s financial statement disclosures but have no effect on its results of operations, statement of position or cash flows.

3. Regulatory

Tampa Electric’s and PGS’ retail businesses are regulated by the FPSC. Tampa Electric is subject to regulation by the Federal Energy Regulatory Commission (FERC) under the Public Utility Holding Company Act of 2005 (PUHCA 2005). However, pursuant to a waiver granted in accordance with the FERC’s regulations, Tampa Electric Company is not subject to certain accounting, record-keeping and reporting requirements prescribed by the FERC’s regulations under PUHCA 2005.

Base Rates – Tampa Electric

In order for Tampa Electric to continue meeting customers’ growing needs for reliable, efficient and affordable electric service, Tampa Electric filed with the FPSC for a base rate increase in August 2008. On Mar. 17, 2009, the FPSC approved an increase to base rates, effective on May 7, 2009, of $104.2 million that reflects a return on equity of 11.25%, which is the middle of a range between 10.25% and 12.25%. Additionally, the FPSC approved a step increase of $33.6 million effective Jan. 1, 2010 for capital additions placed in service in 2009, bringing the total approved base rate increase to $137.8 million.

On May 15, 2009, Tampa Electric filed a Motion for Reconsideration (Motion) regarding the calculation of the annual revenue requirements approved by the FPSC. On Jul. 14, 2009, the FPSC approved Tampa Electric’s Motion resulting in an overall weighted cost of capital of 8.29%, compared to the 8.11% previously approved. This change will increase the previously approved $104.2 million to $113.6 million and the $33.6 million step increase to $34.1 million, bringing the total approved base rate increase to $147.7 million.

In connection with the base rate request, the FPSC rejected the intervenors’ arguments that the approved 2010 increase for recovery of costs associated with five combustion turbines and rail facilities violated the intervenors due process rights, Florida Statutes or FPSC rules. On Sep. 14, 2009, the intervenors filed an appeal to the Florida Supreme Court. Tampa Electric will oppose this appeal, which is not expected to be resolved until 2010; however, this appeal is not expected to affect the timing of the step increase.

On Oct. 12, 2009, Tampa Electric filed its petition supporting the continuing need for the combustion turbines, the commercial in service of the equipment and the costs incurred to place the combustion turbines and rail facilities in service and requesting the proposed rates to be put into effect in January 2010 as authorized by the Commission. The proposed base rate step increase will be put into effect, subject to refund, due to the pending appeal.

Base Rates – PGS

Recognizing the significant decline in ROE, PGS filed with the FPSC for a $3.7 million interim rate increase in August 2008. The FPSC approved an interim rate increase of $2.4 million effective Oct. 29, 2008. PGS also filed in August 2008 with the FPSC for a $26.5 million base rate increase. On May 5, 2009, the FPSC approved a base rate increase of $19.2 million that became effective on Jun. 18, 2009 and reflects a return on equity of 10.75%, which is the middle of a range between 9.75% and 11.75%. The allowed equity in capital structure is 54.7% from all investor sources of capital on an allowed rate base of $560.8 million.

On Jun. 24, PGS filed a motion for reconsideration, similar to Tampa Electric’s filing regarding the calculation of the annual revenue requirement approved by the Commission. The Commission Staff recommendation regarding PGS’ motion for reconsideration, issued on Aug. 6, 2009, generated questions by the company regarding the determination of adjustments. The company requested a deferral of the Commission vote and a publicly noticed meeting was held with the Commission Staff and intervenors on October 12. Staff will review the materials presented at the meeting prior to the matter being placed on an FPSC agenda conference for a vote.

TAMPA ELECTRIC COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

UNAUDITED

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

In September 2009, Tampa Electric filed with the FPSC for approval of rates for fuel and purchased power, capacity, environmental and conservation costs for the period January 2010 through December 2010. The rate request for 2010 reflects a two-block fuel factor structure with a lower factor for the first 1,000 kilowatt-hours used each month for residential customers. In November 2009, the FPSC is expected to hear testimony and render a decision on Tampa Electric’s requested cost recovery rates effective January 2010.

On Mar. 5, 2009, Tampa Electric filed a mid-course adjustment of its fuel and purchased power costs to reflect the significant decline in fuel commodity prices. Tampa Electric’s re-forecasted 2009 fuel and purchased power costs using actual costs for January and updated data for the balance of the year resulted in a decrease of projected fuel and purchased power costs of $190.8 million. Additionally, the FPSC approved the refund by Tampa Electric of the 2008 final true-up amount of $35.4 million as part of the mid-course adjustment.

The FPSC determined in 2004 and 2005 that it was appropriate for Tampa Electric to recover SCR operating costs through the ECRC as well as earn a return on its SCR investment installed on Big Bend Units 1-4 for NOx control in compliance with the environmental consent decree. The SCRs for Big Bend Units 4, 3 and 2 entered service in 2007, 2008 and 2009, respectively, and cost recovery started in 2007, 2008 and 2009, respectively. The SCR for Big Bend Unit 1 is scheduled to enter service in May 2010 and cost recovery for the capital investment, which is dependent on a filing, is expected to start in 2010.

Cost Recovery – PGS

PGS recovers the costs it pays for gas supply and interstate transportation for system supply through the purchased gas adjustment (PGA) clause. This charge is designed to recover the costs incurred by PGS for purchased gas, and for holding and using interstate pipeline capacity for the transportation of gas it delivers to its customers. These charges may be adjusted monthly based on a cap approved annually by the FPSC. The cap is based on estimated costs of purchased gas and pipeline capacity, and estimated customer usage for a specific recovery period, with a true-up adjustment to reflect the variance of actual costs and usage from the projected charges for prior periods. In September, PGS filed its annual purchased gas adjustment (PGA) cap factor for January 2010 through December 2010.

In addition to PGS’ base rates and purchased gas adjustment clause charges, PGS customers (except interruptible customers) also pay a per-therm conservation charge for all gas. This charge is intended to permit PGS to recover its costs incurred in developing and implementing energy conservation programs, which are mandated by Florida law and approved and supervised by the FPSC. PGS is permitted to recover, on a dollar-for-dollar basis, prudently incurred expenditures made in connection with these programs if it demonstrates that the programs are cost effective for its ratepayers.

Other Items

Storm Damage Cost Recovery

Tampa Electric accrues $8.0 million annually effective May 2009, an increase of $4.0 million from the prior year, to a FERC-authorized and FPSC-approved, self-insured storm damage reserve. This reserve was created after Florida’s investor owned utilities (IOUs) were unable to obtain transmission and distribution insurance coverage due to destructive acts of nature. Tampa Electric’s storm reserve was $27.3 million and $22.7 million as of Sep. 30, 2009 and Dec. 31, 2008, respectively.

Regulatory Assets and Liabilities

Tampa Electric and PGS maintain their accounts in accordance with recognized policies of the FPSC. In addition, Tampa Electric maintains its accounts in accordance with recognized policies prescribed or permitted by the FERC.

Tampa Electric and PGS apply the accounting standards for regulated operations. Areas of applicability include: deferral of revenues under approved regulatory agreements; revenue recognition resulting from cost recovery clauses that provide for monthly billing charges to reflect increases or decreases in fuel, purchased power, conservation and environmental costs; and the deferral of costs as regulatory assets to the period that the regulatory agency recognizes them when cost recovery is ordered over a period longer than a fiscal year.

TAMPA ELECTRIC COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

UNAUDITED

Details of the regulatory assets and liabilities as of Sep. 30, 2009 and Dec. 31, 2008 are presented in the following table:

Regulatory Assets and Liabilities
(millions)	Sep. 30, 2009	Dec. 31, 2008
Regulatory assets:
Regulatory tax asset (1)	$67.7	$65.1

Other:
Cost recovery clauses	95.2	266.8
Postretirement benefit asset	213.4	220.3
Deferred bond refinancing costs (2)	18.9	21.7
Environmental remediation	10.8	10.8
Competitive rate adjustment	2.8	4.7
Other	14.1	8.5

Total other regulatory assets	355.2	532.8

Total regulatory assets	422.9	597.9
Less: Current portion	115.7	272.6

Long-term regulatory assets	$307.2	$325.3

Regulatory liabilities:

Regulatory tax liability (1)	$15.0	$17.5

Other:
Cost recovery clauses	25.1	3.4
Environmental remediation	9.7	10.6
Transmission and delivery storm reserve	27.3	22.7
Deferred gain on property sales (3)	3.4	4.1
Accumulated reserve-cost of removal	557.7	551.2
Other	0.8	0.4

Total other regulatory liabilities	624.0	592.4

Total regulatory liabilities	639.0	609.9
Less: Current portion	49.1	21.7

Long-term regulatory liabilities	$589.9	$588.2

(1)	Related to plant life and derivative positions.
(2)	Amortized over the term of the related debt instrument.
(3)	Amortized over a 5-year period with various ending dates.

All regulatory assets are being recovered through the regulatory process. The following table further details the regulatory assets and the related recovery periods:

Regulatory assets
(millions)	Sep. 30, 2009	Dec. 31, 2008
Clause recoverable (1)	$98.0	$271.5
Components of rate base (2)	221.9	227.7
Regulatory tax assets (3)	67.7	65.1
Capital structure and other (3)	35.3	33.6

Total	$422.9	$597.9

(1)	To be recovered through cost recovery clauses approved by the FPSC on a dollar-for-dollar basis in the next year.
(2)	Primarily reflects allowed working capital, which is included in rate base and earns a rate of return as permitted by the FPSC.
(3)	“Regulatory tax assets” and “Capital structure and other” regulatory assets have a recoverable period longer than a fiscal year and are recognized over the period authorized by the regulatory agency. Also included are unamortized loan costs, which are amortized over the life of the related debt instruments. See footnotes 1 and 2 in the prior table for additional information.

TAMPA ELECTRIC COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

UNAUDITED

4. Income Taxes

Tampa Electric Company is included in the filing of a consolidated federal income tax return with TECO Energy and its affiliates. Tampa Electric Company’s income tax expense is based upon a separate return computation. Tampa Electric Company’s effective tax rates for the three months ended Sep. 30, 2009 and Sep. 30, 2008 differ from the statutory rate principally due to state income taxes, equity portion of Allowance for Funds Used During Construction (AFUDC), amortization of investment tax credits and the domestic activity production deduction.

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

5. Employee Postretirement Benefits

Tampa Electric Company is a participant in the comprehensive retirement plans of TECO Energy. Other than the remeasurement of the Supplemental Executive Retirement Plan (SERP) plan obligations at Jan. 1, 2008 and Jul. 31, 2009 for certain participant retirements, the impacts of the termination of TECO Transport employees’ participation in these plans as a result of the sale of TECO Transport in December 2007 and the restructuring that occurred in the third quarter of 2009, no significant changes have been made to these benefit plans since Dec. 31, 2003.

Amounts allocable to all participants of the TECO Energy retirement plans are found in Note 5, Employee Postretirement Benefits, in the TECO Energy, Inc. Notes to Consolidated Condensed Financial Statements. Tampa Electric Company’s portion of the net pension expense for the three months ended Sep. 30, 2009 and 2008, respectively, was $4.6 million and $2.1 million for pension benefits, and $3.4 million and $3.5 million for other postretirement benefits. For the nine months ended Sep. 30, 2009 and 2008, respectively, net benefit expenses were $12.2 million and $6.3 million for pension benefits, and $10.2 million and $10.5 million for other postretirement benefits.

Included in the benefit expenses discussed above, for the three months and nine months ended Sep. 30, 2009, Tampa Electric Company reclassed $2.3 million and $6.9 million, respectively, of unamortized transition obligation, prior service cost and actuarial losses from regulatory assets to net income.

For the fiscal 2009 plan year, TECO Energy assumed an expected long-term return on plan assets of 8.25% and a discount rate of 6.05% for pension benefits under its qualified pension plan as of its Jan. 1, 2009 measurement date, and a discount rate of 6.05% for its SERP and other postretirement benefits as of their Jan. 1, 2009 measurement date and its SERP remeasurement date of Jul. 31, 2009. Additionally, Tampa Electric Company’s portion of TECO Energy’s $6.7 million contribution to its pension plan in the third quarter of 2009 was $6.1 million.

In connection with the restructuring events that occurred in the third quarter (see Note 13), TECO Energy recognized a curtailment charge of $0.2 million related to its SERP. Additionally, a settlement charge will be recognized in the first quarter of 2010 when the pay-outs due to the change in the senior executive team structure are made from the SERP.

6. Short-term Debt

At Sep. 30, 2009 and Dec. 31, 2008, the following credit facilities and related borrowings existed:

Credit Facilities
	Sep. 30, 2009			Dec. 31, 2008
(millions)	Credit Facilities	Borrowings Outstanding (1)	Letters of Credit Outstanding	Credit Facilities	Borrowings Outstanding (1)	Letters of Credit Outstanding
Tampa Electric Company:
5-year facility	$325.0	$5.0	$0.7	$325.0	$—	$1.4
1-year accounts receivable facility	150.0	49.0	—	150.0	29.0	—

Total	$475.0	$54.0	$0.7	$475.0	$29.0	$1.4

(1)	Borrowings outstanding are reported as notes payable.

TAMPA ELECTRIC COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

UNAUDITED

These credit facilities require commitment fees ranging from 7.0 to 125.0 basis points. The weighted-average interest rate on outstanding amounts payable under the credit facilities at Sep. 30, 2009 and Dec. 31, 2008 was 0.79% and 2.13%, respectively.

7. Long-term Debt

Issuance of Tampa Electric Company 6.10% Notes due 2018

On Jul. 7, 2009, Tampa Electric Company completed an offering of $100 million aggregate principal amount of 6.10% Notes due 2018 (Notes). The Notes form a single series and are fungible with Tampa Electric Company’s 6.10% notes due 2018 issued on May 16, 2008 in the aggregate principal amount of $150 million. The Notes were sold at 102.988% of par. The offering resulted in net proceeds to Tampa Electric Company (after deducting underwriting discounts and commissions and estimated offering expenses) of approximately $102.1 million. Net proceeds were used to repay short-term debt and for general corporate purposes. Tampa Electric Company may redeem all or any part of the Notes at its option at any time and from time to time at a redemption price equal to the greater of (i) 100% of the principal amount of Notes to be redeemed or (ii) the sum of the present value of the remaining payments of principal and interest on the Notes to be redeemed, discounted at an applicable treasury rate (as defined in the Indenture), plus 35 basis points; in either case, the redemption price would include accrued and unpaid interest to the redemption date.

8. Commitments and Contingencies

Legal Contingencies

From time to time, Tampa Electric Company and its subsidiaries are involved in various legal, tax and regulatory proceedings before various courts, regulatory commissions and governmental agencies in the ordinary course of its business. Where appropriate, accruals are made in accordance with accounting standards for contingencies, to provide for matters that are probable of resulting in an estimable, material loss. While the outcome of such proceedings is uncertain, management does not believe that their ultimate resolution will have a material adverse effect on the company’s results of operations or financial condition.

Superfund and Former Manufactured Gas Plant Sites

Tampa Electric Company, through its Tampa Electric and Peoples Gas divisions, is a potentially responsible party (PRP) for certain superfund sites and, through its Peoples Gas division, for certain former manufactured gas plant sites. While the joint and several liability associated with these sites presents the potential for significant response costs, as of Sep. 30, 2009, Tampa Electric Company has estimated its ultimate financial liability to be approximately $9.8 million, and this amount has been accrued in the company’s consolidated condensed financial statements. The environmental remediation costs associated with these sites, which are expected to be paid over many years, are not expected to have a significant impact on customer prices.

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

Guarantees and Letters of Credit

At Sep. 30, 2009, Tampa Electric Company was not obligated under guarantees, but had $0.7 million of letters of credit outstanding.

TAMPA ELECTRIC COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

UNAUDITED

Letters of Credit -Tampa Electric Company
(millions) Letters of Credit for the Benefit of:	2009	2010-2013	After (1) 2013	Total	Liabilities Recognized at Sep. 30, 2009
Tampa Electric
Letters of credit	$—	$—	$0.7	$0.7	$0.1

Total	$—	$—	$0.7	$0.7	$0.1

(1)	These renew annually and are shown on the basis that they will continue to renew beyond 2013.

At Sep. 30, 2009, TECO Energy had provided a $20.0 million fuel purchase guarantee and a $0.3 million letter of credit on behalf of Tampa Electric Company.

Financial Covenants

In order to utilize its bank credit facilities, Tampa Electric Company must meet certain financial tests as defined in the applicable agreements. In addition, Tampa Electric Company has certain restrictive covenants in specific agreements and debt instruments. At Sep. 30, 2009, Tampa Electric Company was in compliance with all applicable financial covenants.

TAMPA ELECTRIC COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

UNAUDITED

9. Segment Information

(millions) Three months ended Sep. 30,	Tampa Electric	Peoples Gas	Other & Eliminations	Tampa Electric Company
2009
Revenues - external	$620.6	$98.7	$—	$719.3
Sales to affiliates	0.3	2.3	(2.5)	0.1

Total revenues	620.9	101.0	(2.5)	719.4
Depreciation	50.8	11.1	—	61.9
Restructuring charges	18.1	4.5	—	22.6
Total interest charges	29.8	4.6	—	34.4
Provision for taxes	31.9	2.2	—	34.1
Net income	$54.3	$3.4	$—	$57.7

2008
Revenues - external	$601.5	$180.6	$—	$782.1
Sales to affiliates	0.3	—	(0.1)	0.2

Total revenues	601.8	180.6	(0.1)	782.3
Depreciation	46.6	10.6	—	57.2
Restructuring charges	—	—	—	—
Total interest charges	28.7	4.8	—	33.5
Provision for taxes	33.1	1.6	—	34.7
Net income	$50.6	$2.6	$—	$53.2

Nine months ended Sep. 30,
2009
Revenues - external	$1,691.1	$344.9	$—	$2,036.0
Sales to affiliates	1.0	12.2	(12.6)	0.6

Total revenues	1,692.1	357.1	(12.6)	2,036.6
Depreciation	148.1	32.9	—	181.0
Restructuring charges	18.1	4.5	—	22.6
Total interest charges	86.6	14.1	—	100.7
Provision for taxes	69.1	12.3	—	81.4
Net income	$121.1	$19.2	$—	$140.3

Total assets at Sep. 30, 2009	$5,456.8	$796.2	$(6.4)	$6,246.6

2008
Revenues - external	$1,608.4	$543.9	$—	$2,152.3
Sales to affiliates	1.0	—	(0.3)	0.7

Total revenues	1,609.4	543.9	(0.3)	2,153.0
Depreciation	136.8	31.2	—	168.0
Restructuring charges	—	—	—	—
Total interest charges	86.0	13.5	(0.2)	99.3
Provision for taxes	65.2	11.4	—	76.6
Net income	$106.7	$17.9	$—	$124.6

Total assets at Dec. 31, 2008	$5,294.7	$823.4	$(9.5)	$6,108.6

10. Accounting for Derivative Instruments and Hedging Activities

From time to time, Tampa Electric Company enters into futures, forwards, swaps and option contracts for the following purposes:

•	To limit the exposure to price fluctuations for physical purchases and sales of natural gas in the course of normal operations; and

•	To limit the exposure to interest rate fluctuations on debt securities.

Tampa Electric Company uses derivatives only to reduce normal operating and market risks, not for speculative purposes. Tampa Electric Company’s primary objective in using derivative instruments for regulated operations is to reduce the impact of market price volatility on ratepayers.

TAMPA ELECTRIC COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

UNAUDITED

The risk management policies adopted by Tampa Electric Company provide a framework through which management monitors various risk exposures. Daily and periodic reporting of positions and other relevant metrics are performed by a centralized risk management group which is independent of all operating companies.

Tampa Electric Company applies the accounting standards for derivatives and hedging. These standards require companies to recognize derivatives as either assets or liabilities in the financial statements, to measure those instruments at fair value, and to reflect the changes in the fair value of those instruments as either components of other comprehensive income (OCI) or in net income, depending on the designation of those instruments. The changes in fair value that are recorded in OCI are not immediately recognized in current net income. As the underlying hedged transaction matures or the physical commodity is delivered, the deferred gain or loss on the related hedging instrument must be reclassified from OCI to earnings based on its value at the time of the instrument’s settlement. For effective hedge transactions, the amount reclassified from OCI to earnings is offset in net income by the market change of the amount paid or received on the underlying physical transaction.

New accounting standards for disclosures became effective for financial statements issued for fiscal years and interim periods beginning after Nov. 15, 2008. This new standard requires enhanced disclosures about a company’s derivative activities and how the related hedged items affect a company’s financial position, financial performance and cash flows. The new requirements include qualitative disclosures about the company’s fair value amounts of gains and losses associated with derivative instruments, as well as disclosures about credit-risk-related contingent features in derivative agreements. The company adopted this new standard effective Jan. 1, 2009.

Tampa Electric Company applies accounting standards for regulated operations to financial instruments used to hedge the purchase of natural gas for the regulated companies. These standards, in accordance with the FPSC, permit the changes in fair value of natural gas derivatives to be recorded as regulatory assets or liabilities to reflect the impact of hedging activities on the fuel recovery clause. As a result, these changes are not recorded in OCI (see Note 3).

A company’s physical contracts qualify for the normal purchase/normal sale (NPNS) exception to derivative accounting rules, provided they meet certain criteria. Generally, NPNS applies if the company deems the counterparty creditworthy, if the counterparty owns or controls resources within the proximity to allow for physical delivery of the commodity, if the company intends to receive physical delivery and if the transaction is reasonable in relation to the company’s business needs. As of Sep. 30, 2009, all of Tampa Electric Company’s physical contracts qualify for the NPNS exception.

The following table presents the derivative hedges of natural gas contracts at Sep. 30, 2009 and Dec. 31, 2008 to limit the exposure to changes in the market price for natural gas used to produce energy and natural gas purchased for resale to customers:

Natural Gas Derivatives
(millions)	Sep 30, 2009	Dec. 31, 2008
Current assets	$2.0	$—
Long-term assets	0.8	0.1

Total assets	$2.8	$0.1

Current liabilities(1)	$53.0	$120.1
Long-term liabilities	2.7	14.8

Total liabilities	$55.7	$134.9

(1)	Amounts presented above are on a gross basis, with asset and liability positions netted by counterparty in accordance with accounting standards for derivatives and hedging. The Consolidated Condensed Balance Sheets reflect Tampa Electric Company’s net positions reduced by posted collateral of $0.7 million at Dec. 31, 2008, permitted by these accounting standards. As of Sep. 30, 2009, there was no outstanding collateral held or posted with counterparties.

The ending balance in accumulated other comprehensive income (AOCI) related to previously settled interest rate swaps at Sep. 30, 2009 is a net loss of $6.3 million after tax and accumulated amortization. This compares to a net loss of $6.8 million in AOCI after tax and accumulated amortization at Dec. 31, 2008.

TAMPA ELECTRIC COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

UNAUDITED

The following table presents the effect of energy related derivatives on the fuel recovery clause mechanism in the Consolidated Condensed Balance Sheet as of Sep. 30, 2009:

Energy Related Derivatives
	Asset Derivatives		Liability Derivatives
(millions) at Sep. 30, 2009	Balance Sheet Location(1)	Fair Value	Balance Sheet Location(1)	Fair Value
Commodity Contracts:

Natural gas derivatives:
Current	Regulatory liabilities	$2.0	Regulatory assets	$53.0
Long-term	Regulatory liabilities	0.8	Regulatory assets	2.7

Total		$2.8		$55.7

(1)	Natural gas derivatives are deferred in accordance with accounting standards for regulated operations and all increases and decreases in the cost of natural gas supply are passed on to customers with the fuel recovery clause mechanism. As gains and losses are realized in future periods, they will be recorded as fuel costs in the Consolidated Condensed Statements of Income.

Based on the fair value of the instruments at Sep. 30, 2009, net pretax losses of $51.0 million are expected to be reclassified from regulatory assets to the Consolidated Condensed Statements of Income within the next twelve months.

The following table presents the effect of hedging instruments on OCI and income for the quarter ended Sep. 30, 2009:

(millions)	Amount of Gain/(Loss) on Derivatives Recognized in OCI	Location of Gain/(Loss) Reclassified From AOCI Into Income	Amount of Gain/(Loss) Reclassified From AOCI Into Income	Location of Gain/(Loss) on Derivatives Recognized in Income	Amount of Gain/(Loss) on Derivatives Recognized in Income
Derivatives in Cash Flow Hedging Relationships	Effective Portion(1)	Effective Portion		Ineffective Portion and Amount Excluded from Effectiveness Testing
Interest rate contracts:	$—	Interest expense	$(0.2)	Interest expense	$—

Total	$—		$(0.2)		$—

(1)	Changes in OCI are reported in after-tax dollars.

For derivative instruments that meet cash flow hedge criteria, the effective portion of the gain or loss on the derivative is reported as a component of OCI and reclassified into earnings in the same period or period during which the hedged transaction affects earnings. Gains and losses on the derivatives representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. For the three months ended Sep. 30, 2009, all hedges were effective.

The maximum length of time over which the company is hedging its exposure to the variability in future cash flows extends to Dec. 31, 2011 for the financial natural gas contracts. The following table presents by commodity type the company’s derivative volumes that, as of Sep. 30, 2009, are expected to settle during the 2009, 2010 and 2011 fiscal years:

(millions)	Natural Gas Contracts (MMBTUs)
Year	Physical	Financial
2009	—	13.8
2010	—	28.1
2011	—	6.3

Total	—	48.2

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

It is possible that volatility in commodity prices could cause Tampa Electric Company to have material credit risk exposures with one or more counterparties. If such counterparties fail to perform their obligations under one or more agreements, the company

TECO ENERGY, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

UNAUDITED

could suffer a material financial loss. However, as of Sep. 30, 2009, substantially all of the counterparties with transaction amounts outstanding in the company’s energy portfolio are rated investment grade by the major rating agencies. Tampa Electric Company assesses credit risk internally for counterparties that are not rated.

Tampa Electric Company has entered into commodity master arrangements with its counterparties to mitigate credit exposure to those counterparties. The company generally enters into the following master arrangements: (1) Edison Electric Institute agreements (EEI)—standardized power sales contracts in the electric industry; (2) International Swaps and Derivatives Association agreements (ISDA)—standardized financial gas and electric contracts; and (3) North American Energy Standards Board agreements (NAESB)—standardized physical gas contracts. Tampa Electric Company believes that entering into such agreements reduces the risk from default by creating contractual rights relating to creditworthiness, collateral and termination.

Tampa Electric Company has implemented procedures to monitor the creditworthiness of our counterparties and to consider nonperformance in valuing counterparty positions. Tampa Electric Company monitors counterparties’ credit standing, including those that are experiencing financial problems, have significant swings in credit default swap rates, have credit rating changes by external rating agencies, or have changes in ownership. Net liability positions are generally not adjusted as Tampa Electric Company uses derivative transactions as hedges and has the ability and intent to perform under each of these contracts. In the instance of net asset positions, Tampa Electric Company considers general market conditions and the observable financial health and outlook of specific counterparties, forward looking data such as credit default swaps, when available, and historical default probabilities from credit rating agencies in evaluating the potential impact of nonperformance risk to derivative positions. As of Sep. 30, 2009, substantially all positions with counterparties are net liabilities.

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

The table below presents the fair value of the overall contractual contingent liability positions for Tampa Electric Company’s derivative activity at Sep. 30, 2009:

Contingent Features
(millions) At Sep. 30, 2009	Fair Value Asset/ (Liability)[1]	Derivative Exposure Asset/ (Liability)	Posted Collateral
Credit Rating	$(52.8)	$(53.7)	$—

Total	$(52.8)	$(53.7)	$—

(1)	Net amount includes $0.9 million of asset positions.

11. Fair Value Measurements

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

Items Measured at Fair Value on a Recurring Basis

The following table sets forth by level within the fair value hierarchy the company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of Sep. 30, 2009. As required by accounting standards for fair value measurements, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. For all assets and liabilities presented below the market approach was used in determining fair value.

TECO ENERGY, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

UNAUDITED

Recurring Derivative Fair Value Measures
	At fair value as of Sep. 30, 2009
(millions)	Level 1	Level 2	Level 3	Total
Assets
Natural gas swaps	$—	$2.8	$—	$2.8

Total	$—	$2.8	$—	$2.8

Liabilities
Natural gas swaps	$—	$55.7	$—	$55.7

Total	$—	$55.7	$—	$55.7

Natural gas swaps are over-the-counter swap instruments. The primary pricing inputs in determining the fair value of natural gas swaps are the New York Mercantile Exchange (NYMEX) quoted closing prices of exchange-traded instruments. These prices are applied to the notional amounts of active positions to determine the reported fair value.

The fair value of Tampa Electric Company’s long-term debt at Sep. 30, 2009 is $2,155.5 million. The determination of fair value for these instruments includes obtaining prices from third party financial institutions and in some cases utilizing a model to discount the future cash flows produced by the instruments by a rate determined by applying a spread based on Tampa Electric Company’s credit ratings (also provided by third party financial institutions) to U.S. Treasury rates.

Tampa Electric Company considered the impact of nonperformance risk in determining the fair value of derivatives. Tampa Electric Company considered the net position with each counterparty, past performance of both parties and the intent of the parties, indications of credit deterioration, and whether the markets in which we transact have experienced dislocation. At Sep. 30, 2009, the fair value of derivatives was not materially affected by nonperformance risk. Tampa Electric Company’s net positions with substantially all counterparties were liability positions.

12. Other Comprehensive Income

Other Comprehensive Income	Three months ended Sep. 30,			Nine months ended Sep. 30,
(millions)	Gross	Tax	Net	Gross	Tax	Net
2009
Unrealized gain (loss) on cash flow hedges	$—	$—	$—	$—	$—	$—
Add: Loss reclassified to net income	0.3	(0.1)	0.2	0.9	(0.4)	0.5

Gain on cash flow hedges	0.3	(0.1)	0.2	0.9	(0.4)	0.5

Total other comprehensive income	$0.3	$(0.1)	$0.2	$0.9	$(0.4)	$0.5

2008
Unrealized gain (loss) on cash flow hedges	$—	$—	$—	$(3.6)	$1.4	$(2.2)
Add: Loss reclassified to net income	0.3	(0.1)	0.2	0.4	(0.2)	0.2

Gain (loss) on cash flow hedges	0.3	(0.1)	0.2	(3.2)	1.2	(2.0)

Total other comprehensive income (loss)	$0.3	$(0.1)	$0.2	$(3.2)	$1.2	$(2.0)

Accumulated Other Comprehensive Loss
(millions)					Sep. 30, 2009	Dec. 31, 2008
Net unrealized losses from cash flow hedges (1)					$(6.3)	$(6.8)

Total accumulated other comprehensive loss					$(6.3)	$(6.8)

(1)	Net of tax benefit of $3.9 million and $4.3 million as of Sep. 30, 2009 and Dec. 31, 2008, respectively.

TECO ENERGY, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

UNAUDITED

13. Restructuring Costs

On Jul. 30, 2009, TECO Energy, Inc. announced organizational changes and a new senior executive team structure as part of its response to industry changes, economic uncertainties and its commitment to maintain a lean and efficient organization. As a second step in response to these factors, on Aug. 31, 2009, the company committed to a total reduction in force which included approximately 210 jobs of Tampa Electric Company. The reduction in force was substantially completed by Sep. 30, 2009. In connection with this reduction in force, Tampa Electric Company expects to incur approximately $22.7 million related to severance and related benefits. $22.6 million of these charges were recognized on the Consolidated Condensed Statements of Income under “Restructuring charges” in the quarter ended Sep. 30, 2009. The total cash payments related to these actions are expected to be $25.9 million and paid during the third and fourth quarters of 2009 and early 2010.

Restructuring Costs to be Incurred
(millions)	Termination of Benefits	Other Costs	Total
Total costs expected to be incurred	$22.6	$0.1	$22.7
Current period costs incurred	(22.6)	—	(22.6)
Adjustments	—	—	—

Total costs remaining	$—	$0.1	$0.1

Accrued Liability for Restructuring Costs
(millions)	Termination of Benefits	Other Costs	Total
Beginning balance, Jul. 1, 2009	$—	$—	$—
Costs incurred and charged to expense	22.6	—	22.6
Costs paid/settled	(5.3)	—	(5.3)
Non-cash expense	(1.8)	—	(1.8)
Adjustments	—	—	—

Ending balance, Sep. 30, 2009	$15.5	$—	$15.5

Restructuring Costs by Segment
(millions)	Tampa Electric	PGS	Total
Total costs expected to be incurred	$18.2	$4.5	$22.7
Current period costs incurred	(18.1)	(4.5)	(22.6)
Adjustments	—	—	—

Total costs remaining	$0.1	$—	$0.1

14. Subsequent Events

Tampa Electric Company has evaluated all events subsequent to the balance sheet date of Sep. 30, 2009 through the date of filing, Oct. 30, 2009.

Item 2.	MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS

This Management’s Discussion and Analysis contains forward-looking statements, which are subject to the inherent uncertainties in predicting future results and conditions. Actual results may differ materially from those forecasted. The forecasted results are based on the company’s current expectations and assumptions, and the company does not undertake to update that information or any other information contained in this Management’s Discussion and Analysis, except as may be required by law. Factors that could impact actual results include: regulatory actions by federal, state or local authorities; unexpected capital needs or unanticipated reductions in cash flow that affect liquidity; the ability to access the capital and credit markets when required; the availability of adequate rail transportation capacity for the shipment of TECO Coal’s production; general economic conditions affecting energy sales at the utility companies; economic conditions, both national and international, affecting the Florida economy and demand for TECO Coal ‘s production; weather variations and changes in customer energy usage patterns affecting sales and operating costs at Tampa Electric and Peoples Gas and the effect of extreme weather conditions or hurricanes; operating conditions, commodity price and operating cost changes affecting the production levels and margins at TECO Coal; fuel cost recoveries and related cash at Tampa Electric and natural gas demand at Peoples Gas; the ability of TECO Energy’s subsidiaries to operate equipment without undue accidents, breakdowns or failures; changes in the U.S. federal tax code on earnings from foreign investments that could reduce earnings; the ability to increase the utilization of the coal-fired San José Power Station versus competing oil-fired generators during a period of lower oil prices; and the ultimate outcome of efforts to revise the significantly lower EEGSA VAD tariff rates implemented by regulatory authorities in Guatemala effective Aug. 1, 2008 affecting TECO Guatemala’s results. Additional information is contained under “Risk Factors” in TECO Energy, Inc.’s Amendment No. 1 to Annual Report on Form 10-K/A for the period ended Dec. 31, 2008, and as updated in periodic filings with the SEC.

Earnings Summary - Unaudited
	Three months ended Sep. 30,		Nine months ended Sep. 30,
(millions, except per share amounts)	2009	2008	2009	2008
Consolidated revenues	$896.3	$926.1	$2,545.5	$2,605.0

Net income	$64.8	$58.2	$160.4	$140.4

Average common shares outstanding
Basic	211.9	211.2	211.7	210.4
Diluted	213.2	212.6	212.8	211.7

Earnings per share - basic
Earnings per share - basic	$0.30	$0.28	$0.75	$0.67

Earnings per share - diluted
Earnings per share - diluted	$0.30	$0.27	$0.75	$0.66

Three Months Ended Sep. 30, 2009

TECO Energy, Inc. reported third quarter net income of $64.8 million or $0.30 per share, compared to $58.2 million or $0.28 per share in the third quarter of 2008. Third quarter net income included $20.8 million of charges, which included $15.4 million of restructuring charges at Tampa Electric, Peoples Gas and TECO Energy, the write-off of $5.2 million of project development costs at Tampa Electric primarily related to the Polk Unit 6 IGCC plant, and $0.2 million charge associated with the sale of student loan securities in the third quarter.

The $15.4 million of restructuring charges reflect termination benefits for approximately 225 employees, and costs for consultants and other related costs. As a result of this restructuring program, organizational changes are being made to reporting structures to create synergies at the utilities and at TECO Energy.

The total cost of these restructuring efforts is expected to be approximately $27.0 million, with the majority of these costs recognized in 2009. Cash outflows related to these efforts is estimated at $28.0 million in 2009 and early 2010. (see Note 15, Restructuring Charges in the TECO Energy, Inc. Notes to Consolidated Condensed Financial Statements.)

Nine Months Ended Sep. 30, 2009

Year-to-date net income and earnings per share were $160.4 million or $0.75 per share in 2009, compared to $140.4 million or $0.67 per share in the same period in 2008. In addition to the third-quarter items, year-to-date net income in 2009 included an $8.7 million net gain on the sale of TECO Guatemala’s 16.5% interest in the Central American fiber optic telecommunications provider Navega, and a $3.8 million valuation adjustment charge to student loan securities held at TECO Energy. Year-to-date 2008 net income included a $0.6 million charge for adjustments to previously estimated costs associated with the sale of TECO Transport.

Operating Company Results:

All amounts included in the operating company and Parent/other results discussions are after tax, unless otherwise noted.

Tampa Electric Company – Electric Division

Tampa Electric reported net income for the third quarter of $54.3 million, compared with $50.6 million for the same period in 2008. Third quarter net income included $11.1 million of restructuring charges and the $5.2 million write-off of project development costs primarily related to the Polk Unit 6 IGCC project. Results for the quarter reflected 15.0% higher base revenues due to the increase in base rates effective May 7, 2009, higher earnings on nitrogen oxide (NOx) control projects, a 0.1% lower average number of customers, and slightly higher operations and maintenance expenses. Net income included $2.5 million of Allowance for Funds Used During Construction (AFUDC)—equity, which represents allowed equity cost capitalized to construction costs, related to the installation of NOx control equipment, coal rail unloading facilities and combustion turbines for peak loads, compared with $1.3 million in the 2008 period.

In the third quarter of 2009, there was no reduction in net income due to the previous waterborne transportation disallowance for the transportation of solid fuel, which reduced net income $2.4 million in the 2008 period. In November 2008, the Florida Public Service Commission (FPSC) approved Tampa Electric’s fuel adjustment filing, which included full recovery of waterborne transportation costs under new contracts effective Jan. 1, 2009. This approval eliminated the annual reduction in net income that occurred in 2004 through 2008 during the previous transportation contract.

Total retail energy sales decreased less than 1.0% in the third quarter of 2009, compared to the same period in 2008. Total degree days in Tampa Electric’s service area were 2% above normal and 10% above the third quarter of 2008, which drove a 1.5% increase in sales to residential customers and partially offset lower sales to commercial and non-phosphate industrial customers. Pretax base revenues increased approximately $33 million in the third quarter due to higher base rates approved by the FPSC, for Tampa Electric effective May 7, 2009, which were partially offset by the lower number of customers.

Operations and maintenance expense, excluding all FPSC-approved cost recovery clauses and non-GAAP charges, increased $1.6 million primarily due to higher power generating unit maintenance.

Compared to the third quarter of 2008, depreciation expense increased $2.2 million, reflecting additions to facilities to serve customers. Interest expense at Tampa Electric increased slightly due to higher long-term debt balances outstanding, and interest income decreased due to lower interest rates and lower under-recovered fuel balances on which interest is accrued.

Year-to-date net income was $121.1 million, compared with $106.7 million in the 2008 period. In 2009, year-to-date net income included the third-quarter items noted above. These results were driven primarily by the higher base revenues from the new base rates and higher earnings on NOx control projects, partially offset by 0.2% lower average number of customers and higher operations and maintenance expenses. Net income included $8.3 million of AFUDC—equity related to the installation of NOx control equipment and combustion turbines for peak loads, compared with $4.3 million in the 2008 period. Sales volumes to other utilities declined 47% from the 2008 period, reflecting lower demand. In the 2009 year-to-date period, there was no reduction in net income due to the waterborne transportation disallowance for the transportation of solid fuel, compared to a $6.3 million reduction in the 2008 period.

In the 2009 year-to-date period, total retail energy sales decreased 1.8% compared to the 2008 period, driven primarily by the economy, weather in the second quarter and the 0.2% decline in the average number of customers. Total degree days in Tampa Electric’s service area were 3% above normal and 8% above the prior year; however, extended periods of rain reduced sales in the second quarter. Colder winter weather in the first quarter contributed to a 0.8% increase in sales to the weather-sensitive residential customer class, while sales to commercial and industrial customers declined, primarily due to economic conditions. Operations and maintenance expense, excluding all FPSC-approved cost recovery clauses and non-GAAP items noted in the third quarter, increased $5.1 million. The increase included the write-off of $0.6 million of disallowed rate case expenses, $1.8 million higher employee-related expenses, $1.6 million higher tree trimming expense, $1.0 million higher transmission and distribution system storm damage reserve accrual and $1.2 million higher power generating unit maintenance partially offset by cost reductions in other operating areas. Bad-debt expense was $0.4 million higher in the 2009 year-to-date period than in 2008.

Compared to the 2008 year-to-date period, depreciation expense increased $6.2 million, reflecting additions to facilities to serve customers. Interest expense at Tampa Electric increased slightly due to higher long-term debt balances outstanding.

The write-off of the project development costs primarily related to the Polk Unit 6 IGCC project was driven by Tampa Electric’s most recent forecast for customer, energy sales and demand growth, which is significantly below prior forecasts. As a result, the need for new base load generation has been extended beyond the normal planning horizon. If load growth were to unexpectedly resume, it is projected that there would be excess capacity available in Florida to buy needed power rather than build a base load unit. In addition, Tampa Electric’s application for a U.S. Department of Energy grant for a carbon capture and sequestration demonstration project on Polk Unit One was turned down in July. This combination of factors makes is highly unlikely that the preliminary studies previously performed for Polk Unit Six will be applicable in the future.

A summary of Tampa Electric’s operating statistics for the three months and nine months ended Sep. 30, 2009 and 2008 follows:

	Operating Revenues			Kilowatt-hour sales
(millions, except average customers)	2009	2008	% Change	2009	2008	% Change
Three months ended Sep. 30,
By Customer Type
Residential	$325.1	$299.3	8.6	2,677.3	2,638.8	1.5
Commercial	183.2	176.3	3.9	1,747.8	1,784.1	(2.0)
Industrial – Phosphate	20.1	14.3	40.6	217.7	208.3	4.5
Industrial – Other	26.8	28.1	(4.6)	271.5	327.0	(17.0)
Other sales of electricity	52.3	49.4	5.9	492.9	494.5	(0.3)
Deferred and other revenues (1)	(7.8)	(0.3)	2,500.0	—	—	—

Total	599.7	567.1	5.7	5,407.2	5,452.7	(0.8)
Sales for resale	8.3	18.4	(54.9)	81.1	241.4	(66.4)
Other operating revenue	12.9	11.8	9.3	—	—	—
SO2 Allowance sales	—	4.6	(100.0)	—	—	—

Total	$620.9	$601.9	3.2	5,488.3	5,694.1	(3.6)

Average customers (thousands)	665.6	666.2	(0.1)
Retail output to line (kilowatt hours)				5,722.4	5,729.1	(0.1)

Nine months ended Sep. 30,
By Customer Type
Residential	$833.8	$753.6	10.6	6,622.1	6,570.3	0.8
Commercial	522.8	485.6	7.7	4,711.3	4,873.6	(3.3)
Industrial – Phosphate	60.9	47.4	28.5	684.8	693.1	(1.2)
Industrial – Other	85.4	85.8	(0.5)	830.7	957.1	(13.2)
Other sales of electricity	152.7	138.8	10.0	1,357.7	1,377.1	(1.4)
Deferred and other revenues (1)	(32.9)	5.5	—	—	—	—

Total	1,622.7	1,516.7	7.0	14,206.6	14,471.2	(1.8)
Sales for resale	33.5	53.5	(37.4)	347.8	661.2	(47.4)
Other operating revenue	35.8	32.7	9.5	—	—	—
SO2 Allowance sales	0.1	6.6	(98.5)	—	—	—

Total	$1,692.1	$1,609.5	5.1	14,554.4	15,132.4	(3.8)

Average customers (thousands)	666.4	667.6	(0.2)
Retail output to line (kilowatt hours)				15,185.7	15,362.7	(1.2)

(1)	Primarily reflects the timing of environmental and fuel clause recoveries.

Tampa Electric Company – Natural gas division (PGS)

PGS reported net income of $3.4 million for the third quarter, compared to $2.6 million in the same period in 2008. Third quarter net income included $2.8 million of restructuring costs, compared to $6.2 million in the third quarter of 2008. Quarterly results reflect a 0.3% lower average number of customers due to the weak Florida housing market, decreased sales to residential customers and increased sales to commercial customers due to several higher volume new customers and conversion of propane customers to natural gas. Base revenues increased due to the higher permanent base rates that became effective Jun. 18, 2009. Gas transported for power generation customers increased in 2009, compared to the third quarter of 2008 when high natural gas prices reduced demand for natural gas for power generation. Lower sales volumes to industrial customers reflected economic conditions and reduced operations by industries sensitive to the housing market, such as cement plants. Off-system sales volumes, which are very low margin sales, decreased due to lower spot sales to power generation customers. Excluding restructuring charges, non-fuel operations and maintenance expense was essentially unchanged from 2008 levels due to cost control efforts by the operating areas. Results also reflect increased depreciation expense due to routine plant additions.

PGS reported net income of $19.2 million for the year-to-date period, compared to $17.9 million in the same period in 2008. In 2009, year-to-date net income included the third quarter restructuring charges. Results reflect a 0.2% lower average number of customers. Residential customer usage increased due to colder winter weather in the first quarter of 2009, compared to the very mild winter weather in 2008. Gas transported for power generation customers increased over the 2008 year-to-date period due to lower natural gas prices, which made it a more economical generating fuel choice. Excluding restructuring charges, non-fuel operations and maintenance expense increased due to higher pipeline integrity costs and the $0.4 million write-off of disallowed rate case expenses.

A summary of PGS’ regulated operating statistics for the three months and nine months ended Sep. 30, 2009 and 2008 follows:

Tampa Electric Company – Natural gas division (PGS)

	Operating Revenues			Therms
(millions, except average customers)	2009	2008	% Change	2009	2008	% Change
Three months ended Sep. 30,
By Customer Type
Residential	$25.0	$26.6	(6.0)	9.9	10.7	(7.5)
Commercial	29.1	34.1	(14.7)	83.3	82.1	1.5
Industrial	1.7	1.9	(10.5)	41.5	44.4	(6.5)
Off system sales	31.9	105.4	(69.7)	82.8	99.0	(16.4)
Power generation	2.4	2.9	(17.2)	159.0	134.3	18.4
Other revenues	8.7	7.8	11.5	—	—	—

Total	$98.8	$178.7	(44.7)	376.5	370.5	1.6

By Sales Type
System supply	$69.7	$151.3	(53.9)	104.0	122.5	(15.1)
Transportation	20.4	19.6	4.1	272.5	248.0	9.9
Other revenues	8.7	7.8	11.5	—	—	—

Total	$98.8	$178.7	(44.7)	376.5	370.5	1.6

Average customers (thousands)	333.0	334.1	(0.3)

Nine months ended Sep. 30,
By Customer Type
Residential	$111.4	$107.5	3.6	56.7	53.3	6.4
Commercial	109.6	116.5	(5.9)	284.9	279.8	1.8
Industrial	5.7	6.4	(10.9)	133.8	144.5	(7.4)
Off system sales	84.6	271.8	(68.9)	196.0	259.7	(24.5)
Power generation	7.8	10.0	(22.0)	412.0	374.0	10.2
Other revenues	31.7	26.3	20.5	—	—	—

Total	$350.8	$538.5	(34.9)	1,083.4	1,111.3	(2.5)

By Sales Type
System supply	$252.9	$445.6	(43.2)	295.2	357.4	(17.4)
Transportation	66.2	66.6	(0.6)	788.2	753.9	4.5
Other revenues	31.7	26.3	20.5	—	—	—

Total	$350.8	$538.5	(34.9)	1,083.4	1,111.3	(2.5)

Average customers (thousands)	334.7	335.5	(0.2)

TECO Coal

In 2009, TECO Coal achieved third quarter net income of $11.6 million on sales of 2.3 million tons, compared to $3.7 million on sales of 2.2 million tons in the same period in 2008. Results reflect an average net per-ton selling price, excluding transportation allowances, of more than $73 per ton, almost 20% higher than 2008. Compared to prior 2009 quarters, metallurgical coal sales increased in the third quarter due to slightly higher operating rates at steel producers, although economic conditions continue to keep demand for steel products at lower levels worldwide. In the third quarter of 2009, the all-in total per-ton cost of production increased to almost $67 per ton, 9% over 2008’s level, and above the cost guidance range previously provided, but on lower tons than previously forecast. Cost increased in the third quarter due to reclamation work at surface mines that were closed earlier in the year due to weak demand. Due to tax percentage depletion differences between periods, in the third quarter of 2009 TECO Coal’s effective income tax rate was a more normal 24% compared to 20% in the 2008 period. Third quarter net income in 2008 included a $2.6 million benefit from a contract settlement related to future coal sales.

TECO Coal recorded year-to-date net income of $29.7 million on sales of 6.8 million tons in 2009, compared to $15.4 million on sales of 7.1 million tons in the 2008 period. The year-to-date sales mix was driven by the same factors as the third quarter. At $71 per ton, the 2009 year-to-date average net per-ton selling price was almost 20% above the 2008 average selling price. At $66 per ton, the all-in total per-ton cost of production was 14% higher than 2008, as expected. In the 2009 year-to-date period, TECO Coal’s effective income tax rate was 18% compared to 13% in the 2008 period.

TECO Guatemala

TECO Guatemala reported third quarter net income of $8.1 million in 2009, compared to $11.7 million in the 2008 period. Year-to-date 2009 net income was $29.2 million, compared to $37.1 million in the 2008 period. Year-to-date 2009 net income included the $8.7 million gain on the sale of the telecommunication company, Navega, recorded in the first quarter.

Lower contract and spot energy sales and lower capacity payments due to the unplanned outages at the San José Power Station reduced net income $3.5 million in the third quarter of 2009. The 2009 results reflect $1.3 million of lower net income from the distribution company, EEGSA, as a result of the reduction in the Value Added Distribution tariff (VAD) in August 2008, partially offset by customer and energy sales growth, and cost reduction actions by EEGSA to offset the impact of the lower VAD. Results for the quarter included a $1.2 million benefit associated with the final settlement of contingencies related to Central American interests previously sold.

Lower year-to-date results reflect the impact of unplanned outages at the San José Power Station and lower net income from EEGSA as a result of the VAD reduction. Results for both the quarter and year-to-date periods reflect the absence of earnings from the telecommunications company, Navega, which was sold in March. Year-to-date results in 2009 for the distribution utility (EEGSA) and affiliated companies also include a $2.5 million benefit related to an adjustment to previously estimated year-end equity balances, compared to a similar $3.1 million benefit in 2008.

Other and Eliminations

The cost for “Parent/other” in the third quarter of 2009 was $12.6 million, compared to a cost of $10.4 million in the same period in 2008. In 2009, third quarter net income included $1.5 million of restructuring costs and a $0.2 million charge associated with the sale of student loan securities in the third quarter. The year-to-date “Parent/other” cost was $38.8 million in 2009, compared to $36.7 million in the 2008 period. The 2009 year-to-date “Parent/other” cost included the third quarter items and the $3.6 million valuation adjustment recorded in the first quarter on student-loan securities held at TECO Energy parent. In 2008, the year-to-date net income included the $0.6 million after-tax adjustment to previously estimated transaction costs related to the sale of TECO Transport. Results in the third quarter included a $1.5 million gain on the sale of a lease, the final asset held in a leveraged lease portfolio. Year-to-date results in 2009 included a $2.6 million benefit from a sale of property by TECO Properties.

Income Taxes

The provisions for income taxes from continuing operations for the nine month periods ended Sep. 30, 2009 and Sep. 30, 2008 were $73.0 million and $64.1 million, respectively. The provision for income taxes from continuing operations in the nine months ended Sep. 30, 2009 was impacted by $9.7 million related to TECO Guatemala’s sale of its 16.5% interest in Navega.

Liquidity and Capital Resources

The table below sets forth the Sep. 30, 2009 consolidated liquidity and cash balances, the cash balances at the operating companies and TECO Energy parent and amounts available under the TECO Energy/TECO Finance and Tampa Electric Company credit facilities.

		Balances as of Sep. 30, 2009
(millions)	Consolidated	Tampa Electric Company	Unregulated Companies	Parent
Credit facilities	$675.0	$475.0	$—	$200.0
Drawn amounts / LCs	67.8	54.7	—	13.1

Available credit facilities	607.2	420.3	—	186.9

Cash and short-term investments	45.5	6.7	17.7	21.1

Total liquidity	$652.7	$427.0	$17.7	$208.0

Consolidated other cash and short-term investments includes $17.7 million of cash at the unregulated operating companies for normal operations. In addition to consolidated cash, as of Sep. 30, 2009 unconsolidated affiliates owned by TECO Guatemala, CGESJ (San José) and TCAE (Alborada), had unrestricted cash balances of $16.7 million, which are not included in the table above.

On Jul. 7, 2009, Tampa Electric Company issued $100 million of senior unsecured notes at a premium to yield net proceeds of $102.1 million and an effective interest rate of 5.7%. Proceeds were used to reduce amounts drawn under its credit facilities and for general corporate purposes.

Capital Expenditures

(millions)	2009 Forecast
Tampa Electric
Transmission	$40
Distribution	100
Generation	190
Committed generation expansion	85
Other	30
NOx control projects	50
Other environmental	5

Tampa Electric total	500
Peoples Gas	50
Unregulated companies	50

Total	$600

TECO Energy now estimates capital expenditures for ongoing operations will be $600 million for 2009, which is $140 million lower than previous estimates.

For 2009, Tampa Electric expects to spend $500 million. For the transmission and distribution systems, Tampa Electric expects to spend $140 million in 2009, including $20 million for transmission and distribution system storm hardening, and $40 million for new high-voltage transmission system improvements and to meet reliability requirements. Based on the most recent Florida Reliability Coordinating Council studies, the central Florida transmission system upgrades have been deferred due to lower state-wide transmission system demand. Capital expenditures for the existing generating facilities of $190 million include $60 million for the construction of Big Bend Station rail coal facilities for delivery of solid fuel and $130 million for generating system reliability, including approximately $75 million in major improvements to coal-fired units at Big Bend Station during the extended outages to install NOx control equipment. In addition, Tampa Electric expects to spend $85 million for the addition of five combustion turbines, $50 million for the additional NOx control equipment at the Big Bend Power Station and $5 million for other environmental compliance programs in 2009.

Capital expenditures at Peoples Gas are expected to be about $50 million in 2009. Capital expenditures for the unregulated companies are expected to be about $50 million.

In 2010 and beyond, Tampa Electric’s capital spending is expected to be about $300 million annually, absent any spending on generation expansion or for sources of renewable energy. Peoples Gas expects to spend about $50 million annually in 2010 and beyond.

Covenants in Financing Agreements

In order to utilize their respective bank credit facilities, TECO Energy, TECO Finance and Tampa Electric Company must meet certain financial tests as defined in the applicable agreements. In addition, TECO Energy, TECO Finance, Tampa Electric Company and other operating companies have certain restrictive covenants in specific agreements and debt instruments. TECO Energy, TECO Finance, Tampa Electric Company and the other operating companies are in compliance with all applicable financial covenants. The table that follows lists the covenants and the performance relative to them at Sep. 30, 2009. Reference is made to the specific agreements and instruments for more details.

Significant Financial Covenants

(millions, unless otherwise indicated) Instrument	Financial Covenant (1)	Requirement/Restriction	Calculation at Sep. 30, 2009
Tampa Electric Company
PGS senior notes	EBIT/interest (2)	Minimum of 2.0 times	3.0 times
	Restricted payments	Shareholder equity at least $500	$2,118
	Funded debt/capital	Cannot exceed 65%	49.9%
	Sale of assets	Less than 20% of total assets	0%
Credit facility (3)	Debt/capital	Cannot exceed 65%	49.2%
Accounts receivable credit facility (3)	Debt/capital	Cannot exceed 65%	49.2%
6.25% senior notes	Debt/capital	Cannot exceed 60%	49.2%
	Limit on liens (4)	Cannot exceed $700	$0 liens outstanding
Insurance agreements relating to certain pollution bonds	Limit on liens (4)	Cannot exceed $425 (7.5% of net assets)	$0 liens outstanding
TECO Energy/TECO Finance
Credit facility (3)	EBITDA/interest (2)	Minimum of 2.6 times	3.7 times
TECO Energy floating rate and 6.75% notes and TECO Finance 6.75% notes	Restrictions on secured debt (6)	(5)	(5)
TECO Diversified
Coal supply agreement guarantee	Dividend restriction	Net worth not less than $299 (40% of tangible net assets)	$554

(1)	As defined in each applicable instrument.
(2)	EBIT generally represents earnings before interest and taxes. EBITDA generally represents EBIT before depreciation and amortization. However, in each circumstance, the term is subject to the definition prescribed under the relevant agreements.
(3)	See description of credit facilities in Note 6 to Amendment No. 1 to the TECO Energy, Inc. Annual Report on Form 10-K/A for the year ended Dec. 31, 2008.
(4)	If the limitation on liens is exceeded, the company is required to provide ratable security to the holders of these notes.
(5)	The indentures for these notes contain restrictions which limit secured debt of TECO Energy if secured by Principal Property or Capital Stock or indebtedness of directly held subsidiaries (with exceptions as defined in the indentures) without equally and ratably securing these notes.
(6)	These limitations would not include first mortgage bonds of Tampa Electric Company if any were outstanding.

Credit Ratings of Senior Unsecured Debt at Sep. 30, 2009
	Standard & Poor’s	Moody’s	Fitch
Tampa Electric Company	BBB	Baa1	BBB+
TECO Energy/TECO Finance	BBB-	Baa3	BBB-

On May 6, 2009, Standard & Poor’s Rating Services upgraded the senior unsecured debt ratings on Tampa Electric Company and TECO Energy to ‘BBB’ and ‘BBB-’ respectively, from ‘BBB-’ and ‘BB+’. At the same time, Standard & Poor’s affirmed the outlook on all entities as stable. The higher ratings reflect an improvement in credit metrics by 2010 tied to rate increases at Tampa Electric Company and stability premised on a modest rebound in service territory economy by 2010.

On May 15, 2009, Moody’s Investors Service upgraded the ratings of Tampa Electric Company’s senior unsecured debt to ‘Baa1’ from ‘Baa2’ with a stable outlook. The higher rating also reflects recently obtained favorable decisions in rate cases.

Standard & Poor’s, Moody’s and Fitch describe credit ratings in the BBB or Baa category as representing adequate capacity for payment of financial obligations. The lowest investment grade credit ratings for Standard & Poor’s is BBB-, for Moody’s is Baa3 and for Fitch is BBB-; thus all three credit rating agencies have assigned investment grade ratings to TECO Energy, Inc. and its subsidiaries’ senior unsecured debt.

A credit rating agency rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Any future downgrades in credit ratings may affect our ability to borrow and may increase financing costs, which may decrease earnings.

Off-Balance Sheet Financing

Unconsolidated affiliates have project debt balances as follows at Sep. 30, 2009. TECO Energy has no debt payment obligations with respect to these financings. Although the company is not directly obligated on the debt, the equity interest in those unconsolidated affiliates is at risk if those projects are not operated successfully.

(millions)	Long-term Debt	Ownership Interest
San José Power Station	$56.7	100%
Alborada Power Station	$2.2	96%
DECA II	$177.1	30%

2009 Earnings Outlook

In July, TECO Energy updated its outlook for 2009 earnings per share to be within a range of $1.00 and $1.15 per share, excluding charges and gains, and continues to expect earnings to be within that range.

The 2009 guidance was provided in the form of a range to allow for varying outcomes with respect to important variables, such as the timing of the start of an economic recovery, weather and customer usage at the Florida utilities, pricing and demand for production at TECO Coal for uncontracted tons and the potential impact of the world-wide economic slowdown on coal demand. The upper end of the guidance range included TECO Coal’s full sales forecast of 9.9 million tons, including the 0.4 million tons that were unsold at that time, at an average selling price of $73 per ton and an average all-in, total cost of production in a range between $63 and $66 per ton. At the same time, Tampa Electric forecasted that an economic recovery would begin later in 2009 and expected 0.1% customer growth for the year with energy sales growth slightly above that.

Consistent with the guidance initially provided in May, for the remainder of 2009, Tampa Electric will benefit from the higher base rates that became effective in May and August. Tampa Electric and PGS have continued to experience lower numbers of retail customers and continued economic weakness in the areas served, which has reduced sales to commercial and industrial customers. Both utilities are focused on managing costs to offset the lower number of customers and lower energy sales forecasts than were included in their base rate proceedings. Tampa Electric has experienced a small increase in the absolute number of customers for the first time since the middle of 2008, but expects a slower recovery than previously forecast. Absent periods of temperature extremes, energy sales to residential customers are lower due to voluntary conservation and the impact of the weak economy. Operations and maintenance expenses are expected to increase in the fourth quarter due to scheduled generating unit maintenance periods. PGS will benefit from higher base rates that were effective June 18, but expect the weak Florida economy to continue to reduce sales to commercial and industrial customers. The rate design approved by the FPSC in PGS’ base rate proceeding makes it less volume and weather sensitive especially for residential customers.

At TECO Coal, while there have been small improvements in the international metallurgical coal markets, demand for both metallurgical coal and domestic steam coal remains weak due to economic conditions and lower electricity sales to commercial and industrial customers nationwide. TECO Coal continues to expect total sales volumes below prior guidance due to the 0.4 million tons of metallurgical coal that remains unsold and the possible net deferral of up to 0.7 million tons of steam and metallurgical coal from 2009 into 2010 and 2011. Due to less metallurgical coal in the product mix, the average per-ton selling price is expected to be $1.00 to $2.00 below the previously provided $73 per ton guidance. TECO Coal expects the all-in total cost of production to be within the previously provided range but towards the high end reflecting the lower volume. TECO Coal’s effective income tax rate is now expected to be near 20% in 2009.

TECO Guatemala previously indicated earnings for 2009 would be lower than 2008 levels and that outlook remains unchanged. Repairs were completed on the San José Power Station and the unit returned to service July 2. Due to the extended unplanned outages at the San José Power Station, the capacity payments received under the contract will be reduced through the remainder of 2009. The selling price of power generated by the San José Power Station has remained competitive with other generating resources in Guatemala and the plant has operated above the contract minimum 65% capacity factor since its return to service, and the station is expected to run at 65% capacity factor or more for the remainder of the year. TECO Guatemala benefited from the second quarter adjustment to previously estimated year-end equity balances, and the DECA II companies continue to seek opportunities to offset the impact of the 2008 VAD decision.

2010 Business Driver Outlook

Tampa Electric and PGS are in the process of streamlining the organizations under a single management team and implementing new organizational structures following the restructuring actions taken in the third quarter of 2009. These actions are expected to reduce operations and maintenance in 2010 to offset the approximately $40 million revenue shortfall compared to the revenue projections filed in their base rate cases and allow the utilities to earn the authorized returns on equity set in their recent rate cases. Florida now expects to see a return of economic growth in mid-2010. Tampa Electric and PGS will have the full year benefit of the base rate increases implemented in 2009. In addition, subject to review by the FPSC staff for cost, in-service and need, Tampa Electric will have the benefit of the second step increase related to the five combustion turbines and the rail unloading facilities placed in service in 2009 effective Jan. 1, 2010. Economists are forecasting a recovery in the Florida economy starting about the middle of 2010, which is later than previously forecast. Tampa Electric’s 2010 customer growth is now expected to be less than previously forecast. PGS expects the number of customers to remain essentially unchanged in 2010 compared to 2009.

The intervenors in Tampa Electric’s base rate case have notified the Florida Supreme Court (the court) of their intent to appeal only the FPSC award of the second step increase. Once the appeal is filed, the court will determine if it will hear the case. If the court agrees to hear the case, which will not be known until sometime in January 2010 at the earliest, the second step base rate increase will be subject to refund pending the outcome of the appeal.

TECO Coal has about 7.8 million tons of expected 2010 production contracted and priced at an average price of about $74 per ton. The sold tons are primarily steam coal and do include some metallurgical and specialty stoker coal. Margins are expected to improve in 2010 due to lower production costs.

TECO Guatemala expects improved operating and financial performance at the San José Power Station following the extended unplanned outages in 2009, and as the contract capacity payments are expected to increase as the 12-month rolling average capacity factor improves. While there have been hearings in the Guatemalan courts, and Iberdrola has filed for an international arbitration panel under the bilateral trade agreement between Spain and Guatemala, the issue with the VAD remains unresolved with no firm schedule to resolve this matter. TECO Guatemala has entered negotiations with the Guatemalan regulatory authorities regarding the September 2010 renewal of the power sales contract for the Alborada Power Station. If the contract is not renewed, the plant would operate without a contract and sell power in the spot market.

Fair Value Measurements

Effective Jan. 1, 2008, the company adopted accounting standards for fair value measurements. These standards define fair value, establish a framework for measuring fair value under generally accepted accounting principles, and expand disclosures about financial assets and liabilities carried at fair value. The majority of the company’s financial assets and liabilities are in the form of natural gas, heating oil and interest rate derivatives classified as cash flow hedges. The implementation of these standards did not have a material impact on our results of operations, liquidity or capital.

Substantially all natural gas derivatives were entered into by the regulated utilities to manage the impact of natural gas prices on customers. As a result of applying the provisions of accounting standards for regulated operations, the changes in value of natural gas derivatives of Tampa Electric and PGS are recorded as regulatory assets or liabilities to reflect the impact of the risks of hedging activities in the fuel recovery clause. Because the amounts are deferred and ultimately collected through the fuel clause, the unrealized gains and losses associated with the valuation of these assets and liabilities do not impact our results of operations.

Heating oil hedges are used to mitigate the fluctuations in the price of diesel fuel which is a significant component in the cost of coal production at TECO Coal and its subsidiaries.

The valuation methods we used to determine fair value are described in Note 13, Fair Value Measurements in the TECO Energy, Inc. Notes to Consolidated Condensed Financial Statements. In addition, the company considered the impact of nonperformance risk in determining the fair value of derivatives. The company considers the net position with counterparties, past performance of both parties and the intent of the parties, indications of credit deterioration and whether the markets in which we transact have experienced dislocation. Our net positions with substantially all counterparties were liability positions. Counterparties with net asset positions were reviewed and were determined to be at investment grade with a probability of less than 0.5% of moving to a default position. As a result, it was determined that at Sep. 30, 2009 the fair value of derivatives were not materially affected by nonperformance risk.

Critical Accounting Policies and Estimates

Our critical accounting policies relate to deferred income taxes, employee postretirement benefits, long-lived assets and regulatory accounting. For further discussion of our critical accounting policies, see Amendment No. 1 to TECO Energy, Inc.’s Annual Report on Form 10-K/A for the year ended Dec. 31, 2008.

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

In March 2008, Tampa Electric Company converted $191.8 million aggregate principal amount of tax-exempt bonds originally issued for its benefit in auction rate mode and remarketed them in long-term interest rate modes. In addition, Tampa Electric purchased in lieu of redemption $95.0 million aggregate value of tax-exempt bonds previously in auction rate mode and held such bonds at Sep. 30, 2009, pending a determination of their disposition. The result of these transactions lowered our ongoing exposure to variable interest rate risk. Tampa Electric Company, TECO Finance and TECO Energy have debt maturing in 2011 and 2012, some of which will be refinanced. As a result, these companies are subject to the risk of higher interest rates at the time of refinancing.

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

The change in fair value of derivatives is largely due to the decrease in the price of our open natural gas positions of approximately 60% from Dec. 31, 2008 to Sep. 30, 2009. Our natural gas hedged volume decreased approximately 8% from Dec. 31, 2008 to Sep. 30, 2009.

The following tables summarize the changes in and the fair value balances of derivative assets (liabilities) for the nine months ended Sep. 30, 2009:

Changes in Fair Value of Derivatives (millions)
Net fair value of derivatives as of Dec. 31, 2008	$(151.4)
Additions and net changes in unrealized fair value of derivatives	295.7
Changes in valuation techniques and assumptions	—
Realized net settlement of derivatives	(204.4)

Net fair value of derivatives as of Sep. 30, 2009	$(60.1)

Roll-Forward of Derivative Net Assets (Liabilities) (millions)
Total derivative net liabilities as of Dec. 31, 2008	$(151.4)
Change in fair value of net derivative assets:
Recorded as regulatory assets and liabilities or other comprehensive income	295.7
Recorded in earnings	—
Realized net settlement of derivatives	(204.4)
Net option premium payments	—
Net purchase (sale) of existing contracts	—

Net fair value of derivatives as of Sep. 30, 2009	$(60.1)

Below is a summary table of sources of fair value, by maturity period, for derivative contracts at Sep. 30, 2009:

Maturity and Source of Derivative Contracts Net Assets (Liabilities) at Sep. 30, 2009 (millions)
Contracts Maturing in	Current	Non-current	Total Fair Value
Source of fair value
Actively quoted prices	$—	$—	$—
Other external sources (1)	(57.3)	(2.8)	(60.1)
Model prices (2)	—	—	—

Total	$(57.3)	$(2.8)	$(60.1)

(1)	Reflects over-the-counter natural gas or heating oil swaps for which the primary pricing inputs in determining fair value are NYMEX quoted closing prices of exchange traded instruments.
(2)	Model prices are used for determining the fair value of energy derivatives where price quotes are infrequent or the market is illiquid. Significant inputs to the models are derived from market-observable data and actual historical experience.

For all unrealized derivative contracts, the valuation is an estimate based on the best available information. Actual cash flows could be materially different from the estimated value upon maturity.

Item 4.	CONTROLS AND PROCEDURES

TECO Energy, Inc.

(a)	Evaluation of Disclosure Controls and Procedures. TECO Energy’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of TECO Energy’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this quarterly report (the Evaluation Date). Based on such evaluation, TECO Energy’s principal financial officer and principal executive officer have concluded that, as of the Evaluation Date, TECO Energy’s disclosure controls and procedures are effective.

(b)	Changes in Internal Controls. There was no change in TECO Energy’s internal control over financial reporting (as defined in Rules 13a–15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of TECO Energy’s internal controls that occurred during TECO Energy’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, such controls.

Tampa Electric Company

(a)	Evaluation of Disclosure Controls and Procedures. Tampa Electric Company’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of Tampa Electric Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report (the Evaluation Date). Based on such evaluation, Tampa Electric Company’s principal financial officer and principal executive officer have concluded that, as of the Evaluation Date, Tampa Electric Company’s disclosure controls and procedures are effective.

(b)	Changes in Internal Controls. There was no change in Tampa Electric Company’s internal control over financial reporting (as defined in Rules 13a–15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of Tampa Electric Company’s internal controls that occurred during Tampa Electric Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, such controls.

PART II. OTHER INFORMATION

Item 1A.	RISK FACTORS

Information regarding risk factors appears in Item 1A to the Annual Report on Form 10-K for the year ended Dec. 31, 2008 of TECO Energy and Tampa Electric Company. The risk factor described below updates, and should be read in conjunction with, the risk factors identified in the Amendment No. 1 to Annual Report on Form 10-K/A for the period ended Dec. 31, 2008.

Our financial results could be reduced if certain proposed revisions to the U.S. tax code related to foreign earnings are implemented.

The administration has announced initiatives that could substantially reduce our ability to defer U.S. income taxes. These proposals include: repealing the deferral of U.S. taxation of foreign earnings, eliminating utilization of, or substantially reducing our ability to claim foreign tax credits, and eliminating certain tax deductions until foreign earnings are repatriated to the U.S.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table shows the number of shares of TECO Energy common stock deemed to have been repurchased by TECO Energy.

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Jul. 1, 2009 – Jul. 31, 2009	1,208	$12.17	—	—
Aug. 1, 2009 – Aug. 31, 2009	68,895	$13.44	—	—
Sep. 1, 2009 – Sep. 30, 2009	26,027	$14.32	—	—
Total 3rd Quarter 2009	96,130	$13.66	—	—

(1)	These shares were not repurchased through a publicly announced plan or program, but rather relate to compensation or retirement plans of the company. Specifically, these shares represent shares delivered in satisfaction of the exercise price and/or tax withholding obligations by holders of stock options who exercised options (granted under TECO Energy’s incentive compensation plans), shares delivered or withheld (under the terms of grants under TECO Energy’s incentive compensation plans) to offset tax withholding obligations associated with the vesting of restricted shares and shares purchased by the TECO Energy Group Retirement Savings Plan pursuant to directions from plan participants or dividend reinvestment.

Item 6.	EXHIBITS

Exhibits - See index on page 61.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECO ENERGY, INC.
(Registrant)

Date: October 30, 2009	By:	/S/ S. W. CALLAHAN
S. W. CALLAHAN
Vice President-Finance and Accounting and Chief Financial Officer
(Chief Accounting Officer)
(Principal Financial and Accounting Officer)

TAMPA ELECTRIC COMPANY
(Registrant)

Date: October 30, 2009	By:	/S/ S. W. CALLAHAN
S. W. CALLAHAN
Vice President-Finance and Accounting and Chief Financial Officer
(Chief Accounting Officer)
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Articles of Incorporation of TECO Energy, Inc., as amended on Apr. 20, 1993 (Exhibit 3, Form 10 Q for the quarter ended Mar. 31, 1993 of TECO Energy, Inc.).	*

3.2	Bylaws of TECO Energy, Inc., as amended effective Apr. 29, 2009 (Exhibit 3.1, Form 8-K dated Feb. 4, 2009 of TECO Energy, Inc.).	*

3.3	Articles of Incorporation of Tampa Electric Company (Exhibit 3 to Registration Statement No. 2-70653 of Tampa Electric Company).	*

3.4	Bylaws of Tampa Electric Company, as amended effective Jan. 30, 2008 (Exhibit 3.4, Form 10-K for 2007 of TECO Energy, Inc. and Tampa Electric Company).	*

4.1	6.10% Notes due 2018 (Exhibit 4.25, Form 8-K dated July 7, 2009 of Tampa Electric Company).	*

10.1	Retirement Agreement and General Release between Peoples Gas Systems and William N. Cantrell dated Aug. 11, 2009 (Exhibit 10.1, Form 8-K dated Aug. 11, 2009 of TECO Energy, Inc. and Tampa Electric Company).	*

10.2	Retirement Agreement and General Release between Tampa Electric Comapany and Charles R. Black dated Aug. 31, 2009 (Exhibit 10.1, Form 8-K dated Aug. 31, 2009 of TECO Energy, Inc. and Tampa Electric Company).	*

12.1	Ratio of Earnings to Fixed Charges – TECO Energy, Inc.

12.2	Ratio of Earnings to Fixed Charges – Tampa Electric Company.

31.1	Certification of the Chief Executive Officer of TECO Energy, Inc. pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of TECO Energy, Inc. pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of the Chief Executive Officer of Tampa Electric Company pursuant to Securities Exchange Act Rules 13a- 14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of the Chief Financial Officer of Tampa Electric Company pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of TECO Energy, Inc. pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification of the Chief Executive Officer and Chief Financial Officer of Tampa Electric Company pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

(1)	This certification accompanies the Quarterly Report on Form 10-Q and is not filed as part of it.
*	Indicates exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference. Exhibits filed with periodic reports of TECO Energy, Inc. and Tampa Electric Company were filed under Commission File Nos. 1-8180 and 1-5007, respectively.