Form 10-Q
period 2010-06-30
TAMPA ELECTRIC CO; TECO ENERGY INC
filed 2010-08-06
CIK 96271, 350563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate by check mark whether TECO Energy, Inc. is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate by check mark whether Tampa Electric Company is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The number of shares of TECO Energy, Inc.’s common stock outstanding as of Jul. 29, 2010 was 214,589,531. As of Jul. 29, 2010, there were 10 shares of Tampa Electric Company’s common stock issued and outstanding, all of which were held, beneficially and of record, by TECO Energy, Inc.

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

Index to Exhibits appears on page 58.

PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

TECO ENERGY, INC.

In the opinion of management, the unaudited consolidated condensed financial statements include all adjustments that are of a recurring nature and necessary to state fairly the financial position of TECO Energy, Inc. and subsidiaries as of Jun. 30, 2010 and Dec. 31, 2009, and the results of their operations and cash flows for the periods ended Jun. 30, 2010 and 2009. The financial statements for the periods ended Jun. 30, 2010 include the financial position, results of operations and cash flows for two power generation projects in Guatemala, previously reflected as unconsolidated affiliates, that were reconsolidated effective Jan. 1, 2010 in accordance with new accounting guidance. The results of operations for the three month and six month periods ended Jun. 30, 2010 are not necessarily indicative of the results that can be expected for the entire fiscal year ending Dec. 31, 2010. References should be made to the explanatory notes affecting the consolidated financial statements contained in TECO Energy, Inc.’s Annual Report on Form 10-K for the year ended Dec. 31, 2009 and to the notes on pages 9 through 29 of this report.

INDEX TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Page No.

Consolidated Condensed Balance Sheets, Jun. 30, 2010 and Dec. 31, 2009	3-4

Consolidated Condensed Statements of Income for the three month and six month periods ended Jun. 30, 2010 and 2009	5-6

Consolidated Condensed Statements of Comprehensive Income for the three month and six month periods ended Jun. 30, 2010 and 2009	7

Consolidated Condensed Statements of Cash Flows for the six month periods ended Jun. 30, 2010 and 2009	8

Notes to Consolidated Condensed Financial Statements	9-29

TECO ENERGY, INC.

Consolidated Condensed Balance Sheets

Unaudited

Assets (millions, except for share amounts)	Jun. 30, 2010	Dec. 31, 2009

Current assets
Cash and cash equivalents	$97.8	$46.0
Short-term investments	0.0	0.8
Receivables, less allowance for uncollectibles of $3.6 and $3.0 at Jun. 30, 2010 and Dec. 31, 2009, respectively	359.5	277.4
Inventories, at average cost
Fuel	166.2	124.3
Materials and supplies	76.9	65.7
Current derivative asset	0.5	0.8
Current regulatory assets	84.0	109.2
Prepayments and other current assets	30.0	25.7
Income tax receivables	2.1	1.7

Total current assets	817.0	651.6

Property, plant and equipment
Utility plant in service
Electric	6,490.3	6,079.5
Gas	1,030.5	1,017.2
Construction work in progress	239.0	304.5
Other property	388.9	377.2

Property, plant and equipment	8,148.7	7,778.4
Accumulated depreciation	(2,366.0)	(2,234.3)

Total property, plant and equipment, net	5,782.7	5,544.1

Other assets
Deferred income taxes	150.7	222.7
Long-term regulatory assets	330.6	335.6
Long-term derivative assets	0.0	0.2
Investment in unconsolidated affiliates	145.3	279.3
Goodwill	59.4	59.4
Deferred charges and other assets	141.8	126.6

Total other assets	827.8	1,023.8

Total assets	$7,427.5	$7,219.5

The accompanying notes are an integral part of the consolidated condensed financial statements.

TECO ENERGY, INC.

Consolidated Condensed Balance Sheets – continued

Unaudited

Liabilities and Capital (millions, except for share amounts)	Jun. 30, 2010	Dec. 31, 2009

Current liabilities
Long-term debt due within one year
Recourse	$67.4	$106.5
Non-recourse	10.0	1.4
Notes payable	77.0	55.0
Accounts payable	266.7	251.4
Customer deposits	154.1	151.2
Current regulatory liabilities	71.1	85.4
Current derivative liabilities	38.0	34.0
Interest accrued	52.3	45.3
Taxes accrued	50.2	20.5
Other current liabilities	17.4	20.6

Total current liabilities	804.2	771.3

Other liabilities
Investment tax credits	10.6	10.8
Long-term regulatory liabilities	612.1	602.6
Long-term derivative liabilities	4.9	3.6
Deferred credits and other liabilities	539.6	544.2
Long-term debt, less amount due within one year
Recourse	3,279.0	3,195.4
Non-recourse	39.6	6.2

Total other liabilities	4,485.8	4,362.8

Commitments and contingencies (see Note 10)

Capital
Common equity (400.0 million shares authorized; par value $1; 214.6 million and 213.9 million shares outstanding at Jun. 30, 2010 and Dec. 31, 2009, respectively);	214.6	213.9
Additional paid in capital	1,533.4	1,530.8
Retained earnings	410.3	365.7
Accumulated other comprehensive loss	(21.4)	(25.0)

TECO Energy Stockholders’ Equity	2,136.9	2,085.4
Noncontrolling Interest	0.6	0.0

Total equity	2,137.5	2,085.4

Total liabilities and capital	$7,427.5	$7,219.5

The accompanying notes are an integral part of the consolidated condensed financial statements.

TECO ENERGY, INC.

Consolidated Condensed Statements of Income

Unaudited

	Three months ended Jun. 30,
(millions, except per share amounts)	2010	2009
Revenues
Regulated electric and gas (includes franchise fees and gross receipts taxes of $28.1 in 2010 and $28.2 in 2009)	$665.2	$662.9
Unregulated	233.6	162.3

Total revenues	898.8	825.2

Expenses
Regulated operations
Fuel	185.4	225.5
Purchased power	49.1	56.1
Cost of natural gas sold	59.4	50.9
Other	96.5	81.0
Operation other expense
Mining related costs	137.6	110.9
Guatemalan power generation	17.7	3.2
Other	1.5	1.1
Maintenance	47.8	46.2
Depreciation and amortization	77.9	71.3
Taxes, other than income	56.0	55.9

Total expenses	728.9	702.1

Income from operations	169.9	123.1

Other income (expense)
Allowance for other funds used during construction	0.3	2.5
Other income	2.2	6.1
Loss on debt extinguishment	(6.6)	0.0
Income from equity investments	4.2	12.9

Total other income	0.1	21.5

Interest charges
Interest expense	58.4	57.4
Allowance for borrowed funds used during construction	(0.2)	(1.0)

Total interest charges	58.2	56.4

Income before provision for income taxes	111.8	88.2
Provision for income taxes	36.1	27.3

Net income	75.7	60.9
Less: Net income attributable to noncontrolling interest	(0.2)	0.0

Net income attributable to TECO Energy	$75.5	$60.9

Average common shares outstanding – Basic	212.5	211.7
– Diluted	214.7	212.5

Earnings per share attributable to TECO Energy – Basic	$0.35	$0.29
– Diluted	$0.35	$0.29

Dividends paid per common share outstanding	$0.205	$0.200

The accompanying notes are an integral part of the consolidated condensed financial statements.

TECO ENERGY, INC.

Consolidated Condensed Statements of Income

Unaudited

(millions, except per share amounts)	Six months ended Jun. 30,
	2010	2009
Revenues
Regulated electric and gas (includes franchise fees and gross receipts taxes of $59.0 in 2010 and $58.3 in 2009)	$1,371.7	$1,316.7
Unregulated	439.4	332.5

Total revenues	1,811.1	1,649.2

Expenses
Regulated operations
Fuel	349.4	454.2
Purchased power	106.3	98.3
Cost of natural gas sold	175.4	139.2
Other	184.4	158.0
Operation other expense
Mining related costs	255.2	229.4
Guatemalan power generation	32.9	6.3
Other	3.1	2.1
Maintenance	92.5	98.6
Depreciation and amortization	154.9	141.0
Restructuring charges	1.5	0.0
Taxes, other than income	116.7	116.3

Total expenses	1,472.3	1,443.4

Income from operations	338.8	205.8

Other income (expense)
Allowance for other funds used during construction	1.3	5.8
Other income	5.6	20.1
Loss on debt extinguishment	(33.0)	0.0
Income from equity investments	6.9	21.7

Total other income	(19.2)	47.6

Interest charges
Interest expense	118.3	115.0
Allowance for borrowed funds used during construction	(0.8)	(2.3)

Total interest charges	117.5	112.7

Income before provision for income taxes	202.1	140.7
Provision for income taxes	70.4	45.1

Net income	131.7	95.6
Less: Net income attributable to noncontrolling interest	(0.4)	0.0

Net income attributable to TECO Energy	$131.3	$95.6

Average common shares outstanding – Basic	212.4	211.6
– Diluted	214.5	212.3

Earnings per share attributable to TECO Energy – Basic	$0.61	$0.45
– Diluted	$0.61	$0.45

Dividends paid per common share outstanding	$0.405	$0.400

The accompanying notes are an integral part of the consolidated condensed financial statements.

TECO ENERGY, INC.

Consolidated Condensed Statements of Comprehensive Income

Unaudited

	Three months ended Jun. 30,		Six months ended Jun. 30,
(millions)	2010	2009	2010	2009
Net income	$75.7	$60.9	$131.7	$95.6

Other comprehensive income (loss), net of tax
Net unrealized (loss) gains on cash flow hedges	(0.4)	8.1	0.4	10.5
Amortization of unrecognized benefit costs and other	0.5	0.4	2.3	0.7
Recognized benefit costs due to settlement	0.0	0.0	0.9	0.0
Reclassification to earnings - loss on available-for-sale securities	0.0	0.0	0.0	1.7

Other comprehensive (loss) income, net of tax	0.1	8.5	3.6	12.9

Comprehensive income	75.8	69.4	135.3	108.5

Comprehensive income attributable to noncontrolling interests	(0.2)	0.0	(0.4)	0.0

Comprehensive income attributable to TECO Energy, Inc.	$75.6	$69.4	$134.9	$108.5

The accompanying notes are an integral part of the consolidated condensed financial statements.

TECO ENERGY, INC.

Consolidated Condensed Statements of Cash Flows

Unaudited

(millions)	Six months ended Jun. 30,
	2010	2009
Cash flows from operating activities
Net income	$131.7	$95.6
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	154.9	141.0
Deferred income taxes	72.6	45.5
Investment tax credits, net	(0.2)	(0.2)
Allowance for funds used during construction	(1.3)	(5.8)
Non-cash stock compensation	3.4	4.7
Gain on sale of business/assets, pretax	(0.6)	(18.6)
Non-cash debt extinguishment, pretax	0.9	0.0
Equity in earnings of unconsolidated affiliates, net of cash distributions on earnings	(1.2)	0.3
Deferred recovery clauses	12.9	83.3
Receivables, less allowance for uncollectibles	(70.0)	(23.8)
Inventories	(36.9)	(47.4)
Prepayments and other current assets	(2.8)	0.7
Taxes accrued	27.2	27.2
Interest accrued	3.9	3.0
Accounts payable	39.4	(9.6)
Other	(6.3)	32.1

Cash flows from operating activities	327.6	328.0

Cash flows from investing activities
Capital expenditures	(275.1)	(367.8)
Allowance for funds used during construction	1.3	5.8
Net proceeds from sale of business/assets	0.9	29.2
Net cash increase from consolidation	24.1	0.0
Restricted cash	0.0	0.2
Contributions to unconsolidated affiliates	(1.3)	0.0
Other investments	0.8	9.7

Cash flows used in investing activities	(249.3)	(322.9)

Cash flows from financing activities
Dividends	(86.7)	(85.3)
Proceeds from the sale of common stock	3.0	2.4
Proceeds from long-term debt	543.5	0.0
Repayment of long-term debt/Purchase in lieu of redemption	(507.6)	(1.4)
Dividend to noncontrolling interest	(0.7)	0.0
Net increase in short-term debt	22.0	95.0

Cash flows (used in) from financing activities	(26.5)	10.7

Net increase in cash and cash equivalents	51.8	15.8
Cash and cash equivalents at beginning of period	46.0	12.2

Cash and cash equivalents at end of period	$97.8	$28.0

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

All significant intercompany balances and intercompany transactions have been eliminated in consolidation. Generally, the equity method of accounting is used to account for investments in partnerships or other arrangements in which TECO Energy is not the primary beneficiary but is able to exert significant influence. In the opinion of management, the unaudited consolidated condensed financial statements include all adjustments that are of a recurring nature and necessary to state fairly the financial position of TECO Energy, Inc. and subsidiaries as of Jun. 30, 2010 and Dec. 31, 2009, and the results of operations and cash flows for the periods ended Jun. 30, 2010 and 2009. The results of operations for the three and six month periods ended Jun. 30, 2010 are not necessarily indicative of the results that can be expected for the entire fiscal year ending Dec. 31, 2010.

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

Revenues

As of Jun. 30, 2010 and Dec. 31, 2009, unbilled revenues of $65.6 million and $51.6 million, respectively, are included in the “Receivables” line item on the Consolidated Condensed Balance Sheets.

Accounting for Franchise Fees and Gross Receipts

The regulated utilities (Tampa Electric and Peoples Gas System (PGS)) are allowed to recover from customers certain costs incurred through rates approved by the Florida Public Service Commission (FPSC). The amounts included in customers’ bills for franchise fees and gross receipt taxes are included as revenues on the Consolidated Condensed Statements of Income. These amounts totaled $28.1 million and $59.0 million, respectively, for the three and six months ended Jun. 30, 2010, compared to $28.2 million and $58.3 million, respectively, for the three and six months ended Jun. 30, 2009. Franchise fees and gross receipt taxes payable by the regulated utilities are included as an expense on the Consolidated Condensed Statements of Income in “Taxes, other than income”. These totaled $28.0 million and $58.8 million, respectively, for the three and six months ended Jun. 30, 2010, compared to $28.2 million and $58.2 million, respectively, for the three and six months ended Jun. 30, 2009.

Purchased Power

Tampa Electric purchases power on a regular basis to meet the needs of its customers. Tampa Electric purchased power from entities not affiliated with TECO Energy at a cost of $49.1 million and $106.3 million, respectively, for the three and six months ended Jun. 30, 2010, compared to $56.1 million and $98.3 million, respectively, for the three and six months ended Jun. 30, 2009. Prudently incurred purchased power costs at Tampa Electric have historically been recoverable through FPSC-approved cost recovery clauses.

Cash Flows Related to Derivatives and Hedging Activities

The company classifies cash inflows and outflows related to derivative and hedging instruments in the appropriate cash flow sections associated with the item being hedged. In the case of heating oil swaps which are used to mitigate the fluctuations in the price of diesel fuel, primarily at TECO Coal, the cash inflows and outflows are included in the operating section. For natural gas, primarily at Tampa Electric and PGS, and ongoing interest rate swaps, the cash inflows and outflows are included in the operating section. For interest rate swaps that settle coincident with the debt issuance, the cash inflows and outflows are treated as premiums or discounts and included in the financing section of the Consolidated Condensed Statements of Cash Flows.

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

Stipulation with Intervenors – Tampa Electric

As previously reported in the company’s Annual Report on Form 10-K for the period ended Dec. 31, 2009, the FPSC, in connection with Tampa Electric’s 2008 base rate request, approved a $25.7 million increase in base rates effective Jan. 1, 2010 (step increase), subject to refund, for certain capital additions placed in service in 2009.

In connection with the base rate request, the FPSC had rejected the intervenors’ arguments that the approved 2010 increase violated the intervenors’ due process rights, Florida Statutes or FPSC rules. The intervenors filed an appeal with the Florida Supreme Court in September 2009 and Tampa Electric opposed this appeal.

In July 2010, Tampa Electric entered into a stipulation with intervenors to resolve all issues related to the 2008 base rate case including the 2010 step increase, as well as the intervenors’ appeal to the Florida Supreme Court. Under the terms of the stipulation, the $25.7 million step increase remains in effect for 2010, and Tampa Electric will make a one-time reduction of $24.0 million to customer’s bills in 2010. Effective Jan. 1, 2011, and for subsequent years, rates of $24.4 million (a $1.3 million reduction from the $25.7 million in effect for 2010) related to the step increase will be in effect.

The stipulation is subject to final approval by the FPSC, and a vote on this matter is expected in August 2010.

Wholesale and Transmission Rate Cases

In July 2010, Tampa Electric filed wholesale and transmission rate cases with the FERC. Tampa Electric’s last wholesale requirements rate case was in 1991 and the associated service agreements were approved by the FERC in the mid-1990s. The transmission rates charged by Tampa Electric were last updated in 2003. The proposed rates, as filed with the FERC, could become effective, subject to refund, later this year or in the first quarter of 2011, and are not expected to have a material impact on Tampa Electric’s results.

Storm Damage Cost Recovery

Tampa Electric accrues $8.0 million annually effective May 2009, an increase of $4.0 million from the prior year, to a FERC-authorized and FPSC-approved self-insured storm damage reserve. This reserve was created after Florida’s investor owned utilities (IOUs) were unable to obtain transmission and distribution insurance coverage due to destructive acts of nature. Tampa Electric’s storm reserve was $33.4 million and $29.3 million as of Jun. 30, 2010 and Dec. 31, 2009, respectively.

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

Details of the regulatory assets and liabilities as of Jun. 30, 2010 and Dec. 31, 2009 are presented in the following table:

Regulatory Assets and Liabilities

(millions)	Jun. 30, 2010	Dec. 31, 2009
Regulatory assets:

Regulatory tax asset (1)	$68.4	$69.0

Other:
Cost recovery clauses	66.9	89.4
Postretirement benefit asset	222.8	229.1
Deferred bond refinancing costs (2)	16.1	18.0
Environmental remediation	21.6	21.2
Competitive rate adjustment	3.0	3.1
Other	15.8	15.0

Total other regulatory assets	346.2	375.8

Total regulatory assets	414.6	444.8
Less: Current portion	84.0	109.2

Long-term regulatory assets	$330.6	$335.6

Regulatory liabilities:

Regulatory tax liability (1)	$17.6	$19.6

Other:
Cost recovery clauses	47.4	61.4
Environmental remediation	19.9	19.9
Transmission and delivery storm reserve	33.4	29.3
Deferred gain on property sales (3)	1.8	2.8
Accumulated reserve-cost of removal	562.2	554.3
Other	0.9	0.7

Total other regulatory liabilities	665.6	668.4

Total regulatory liabilities	683.2	688.0
Less: Current portion	71.1	85.4

Long-term regulatory liabilities	$612.1	$602.6

(1)	Primarily related to plant life and derivative positions.
(2)	Amortized over the term of the related debt instrument.
(3)	Amortized over a 4 or 5-year period with various ending dates.

All regulatory assets are being recovered through the regulatory process. The following table further details the regulatory assets and the related recovery periods:

Regulatory assets

(millions)	Jun. 30, 2010	Dec. 31, 2009
Clause recoverable (1)	$69.9	$92.5
Components of rate base (2)	232.5	238.1
Regulatory tax assets (3)	68.4	69.0
Capital structure and other (3)	43.8	45.2

Total	$414.6	$444.8

(1)	To be recovered through cost recovery clauses approved by the FPSC on a dollar-for-dollar basis in the next year.
(2)	Primarily reflects allowed working capital, which is included in rate base and earns a rate of return as permitted by the FPSC.
(3)	“Regulatory tax assets” and “Capital structure and other” regulatory assets have a recoverable period longer than a fiscal year and are recognized over the period authorized by the regulatory agency. Also included are unamortized loan costs, which are amortized over the life of the related debt instruments. See footnotes 1 and 2 in the prior table for additional information.

4. Income Taxes

The company’s U.S. subsidiaries join in the filing of a U.S. federal consolidated income tax return. The Internal Revenue Service (IRS) concluded its examination of the company’s 2008 consolidated federal income tax return during 2009. There is one open issue for the 2008 tax return for which an Appeals Conference took place in June 2010. The company expects to receive a proposed settlement amount during the third quarter of 2010. The U.S. federal statute of limitations remains open for the year 2006 and onward. Years 2009 and 2010 are currently under examination by the IRS under the Compliance Assurance Program, a program in which the company is a participant. The company does not expect the settlement of current IRS examinations to significantly change the total amount of unrecognized tax benefits by the end of 2010. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from three to five years from the filing of an income tax return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. Years still open to examination by tax authorities in major state and foreign jurisdictions include 2004 and forward.

During the second quarter of 2010, the company finalized the settlements of certain state items that were under appeal. As a result, the company recorded a $1.6 million after-tax benefit, excluding interest. During the six months ending Jun. 30, 2010, the company recorded a $4.0 million after-tax benefit, excluding interest, for these state items.

The company recognizes interest and penalties associated with uncertain tax positions in the Consolidated Condensed Statements of Income in accordance with standards for accounting for uncertainty in income taxes. During the six month periods ended Jun. 30, 2010 and 2009, the company recorded ($1.3) million and $0.5 million, respectively, of pre-tax (income) charges for interest only. During the second quarter of 2010, as a result of finalizing the settlement of certain state items, the company recorded pre-tax interest income of $0.6 million for a total of $2.0 million pre-tax interest income for the six months ended Jun. 30, 2010. No amounts have been recorded for penalties for the six month periods ended Jun. 30, 2010 or 2009.

The effective tax rate increased to 34.84% for the six months ended Jun. 30, 2010 from 32.06% for the same period in 2009, primarily due to an additional $5.9 million valuation allowance related to our updated, anticipated ability to use foreign tax credits.

5. Employee Postretirement Benefits

Included in the table below is the periodic expense for pension and other postretirement benefits offered by the company.

Pension Expense

(millions) Three months ended Jun. 30,	Pension Benefits		Other Postretirement Benefits
	2010	2009	2010	2009
Components of net periodic benefit expense
Service cost	$3.9	$3.9	$0.8	$0.7
Interest cost on projected benefit obligations	8.4	8.5	2.5	2.8
Expected return on assets	(9.2)	(9.4)	0.0	0.0
Amortization of:
Transition obligation	0.0	0.0	0.6	0.6
Prior service (benefit) cost	(0.1)	(0.1)	0.2	0.2
Actuarial loss	3.2	2.5	0.0	0.0

Pension expense	6.2	5.4	4.1	4.3
Settlement cost	0.1	0.0	0.0	0.0

Net pension expense recognized in the TECO Energy Consolidated Condensed Statements of Income	$6.3	$5.4	$4.1	$4.3

Six months ended Jun. 30,
Components of net periodic benefit expense
Service cost	$8.1	$7.8	$1.6	$1.5
Interest cost on projected benefit obligations	16.7	16.8	5.4	5.6
Expected return on assets	(18.2)	(18.9)	0.0	0.0
Amortization of:
Transition obligation	0.0	0.0	1.2	1.1
Prior service (benefit) cost	(0.2)	(0.2)	0.4	0.4
Actuarial loss	6.2	4.3	0.0	0.0

Pension expense	12.6	9.8	8.6	8.6
Settlement cost	1.6	0.0	0.0	0.0

Net pension expense recognized in the TECO Energy Consolidated Condensed Statements of Income	$14.2	$9.8	$8.6	$8.6

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

Effective Dec. 31, 2006, in accordance with the accounting standard for defined benefit plans and other postretirement benefits, TECO Energy adjusted its postretirement benefit obligations and recorded other comprehensive income (loss) to reflect the unamortized transition obligation, prior service cost, and actuarial gains and losses of its postretirement benefit plans. The adjustment to other comprehensive income was net of amounts that, for purposes prescribed by accounting standards for regulated operations, were recorded as regulatory assets for Tampa Electric Company. For the three months and six months ended Jun. 30, 2010, TECO Energy and its subsidiaries reclassed $0.6 million and $1.2 million, respectively, of unamortized transition obligation, prior service cost and actuarial gains and losses from accumulated other comprehensive income to net income as part of periodic benefit expense. In addition, during the three months and six months ended Jun. 30, 2010, Tampa Electric Company reclassed $3.3 million and $6.4 million, respectively, of unamortized transition obligation, prior service cost and actuarial losses from regulatory assets to net income as part of periodic benefit expense.

In connection with the restructuring events that occurred in the third quarter of 2009 that changed the senior management structure, TECO Energy recognized settlement charges of $0.1 million and $1.6 million, respectively, for the three months and six months ended Jun. 30, 2010 for pay-outs from its SERP.

In 2010, TECO Energy expects to make a contribution to its qualified pension plan of approximately $34.6 million.

In March 2010, the Patient Protection and Affordable Care Act and a companion bill, The Health Care and Education Reconciliation Act (the Acts) were signed into law. Among other things, the Acts reduce the tax benefits available to an employer that receives the Medicare Part D subsidy, resulting in a write-off of any associated deferred tax asset. As a result, TECO Energy reduced its deferred tax asset by $6.4 million and recorded a corresponding charge of $1.1 million and a regulatory tax asset of $5.3 million. TECO Energy is reviewing certain other aspects of the Acts that could impact the cost of medical benefits provided to retirees and active employees. These impacts are not expected to be material to the company’s future results of operations, statement of position or cash flows.

6. Short-Term Debt

At Jun. 30, 2010 and Dec. 31, 2009, the following credit facilities and related borrowings existed:

Credit Facilities

	Jun. 30, 2010			Dec. 31, 2009
(millions)	Credit Facilities	Borrowings Outstanding (1)	Letters of Credit Outstanding	Credit Facilities	Borrowings Outstanding (1)	Letters of Credit Outstanding
Tampa Electric Company:
5-year facility	$325.0	$0.0	$0.9	$325.0	$55.0	$0.7
1-year accounts receivable facility	150.0	77.0	0.0	150.0	0.0	0.0
TECO Energy/TECO Finance:
5-year facility (2)	200.0	0.0	6.7	200.0	0.0	6.9

Total	$675.0	$77.0	$7.6	$675.0	$55.0	$7.6

(1)	Borrowings outstanding are reported as notes payable.
(2)	TECO Finance is the borrower and TECO Energy is the guarantor of this facility.

These credit facilities require commitment fees ranging from 7.0 to 60.0 basis points. The weighted-average interest rate on outstanding amounts payable under the credit facilities at Jun. 30, 2010 and Dec. 31, 2009 was 0.74% and 0.66%, respectively.

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

7. Long-Term Debt

Issuance of TECO Finance, Inc. 4.00% Notes due 2016 and 5.15% Notes due 2020

On Mar. 15, 2010, TECO Finance, Inc. issued $250 million aggregate principal amount of 4.00% Notes due Mar. 15, 2016 and $300 million aggregate principal amount of 5.15% Notes due Mar. 15, 2020. The 2016 Notes were priced at 99.594% of the principal amount to yield 4.077% to maturity, and the 2020 Notes were priced at 99.552% of the principal amount to yield 5.208% to maturity. TECO Finance is a wholly-owned subsidiary of TECO Energy whose business activities consist solely of providing funds to TECO Energy for its diversified activities. The TECO Finance notes are fully and unconditionally guaranteed by TECO Energy.

The offering resulted in net proceeds to TECO Finance (after deducting underwriting discounts and commissions and estimated offering expenses) of approximately $543.5 million. TECO Finance used a portion of these net proceeds to fund the cash purchase of the TECO Energy and TECO Finance notes tendered in March 2010 (see “TECO Energy, Inc. and TECO Finance, Inc. Tender Offers” below) and to fund the redemptions of the TECO Energy Floating Rate Notes due 2010 and 7.20% Notes due 2011 in April 2010. TECO Finance may redeem some or all of the notes at its option at any time and from time to time at a redemption price equal to the greater of (i) 100% of the principal amount of Notes to be redeemed or (ii) the sum of the present value of the remaining payments of principal and interest on the Notes to be redeemed, discounted at an applicable treasury rate (as defined in the Indenture), plus 25 basis points; in either case, the redemption price would include accrued and unpaid interest to the redemption date.

TECO Energy, Inc. and TECO Finance, Inc. Tender Offers

On Mar. 22, 2010, TECO Energy and TECO Finance completed debt tender offers which resulted in the purchase of approximately $70 million principal amount of TECO Energy notes for cash and approximately $230 million principal amount of TECO Finance notes for cash.

The tender offers resulted in the purchase and retirement of approximately:

•	$43.0 million principal amount of TECO Energy 7.2% notes due 2011

•	$27.0 million principal amount of TECO Energy 7.0% notes due 2012

•	$156.9 million principal amount of TECO Finance 7.2% notes due 2011

•	$73.1 million principal amount of TECO Finance 7.0% notes due 2012

In connection with these debt tender transactions, $25.5 million of premiums and fees were expensed, and are included in “Loss on debt extinguishment” on the Consolidated Condensed Statements of Income and as part of the “Cash flows from operating activities” in the Consolidated Condensed Statements of Cash Flows for the six months ended Jun. 30, 2010. “Loss on debt extinguishment” also includes remaining unamortized debt issue costs of $0.9 million.

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

Redemption of TECO Energy, Inc. 7.2% Notes due 2011

On Apr. 22, 2010, TECO Energy redeemed $100 million aggregate principal amount of its 7.2% Notes due 2011. The redemption price was equal to $1,066.38 per $1,000 principal amount of notes redeemed, plus accrued and unpaid interest on the redeemed notes up to the redemption date. In connection with this transaction, $6.6 million of premiums and fees were expensed, and are included in “Loss on debt extinguishment” on the Consolidated Condensed Statements of Income and as part of the “Cash flows from operating activities” in the Consolidated Condensed Statements of Cash Flows for the six months ended Jun. 30, 2010.

Reconsolidation of TCAE and CGESJ

Effective Jan. 1, 2010, new accounting standards for consolidations amended the determination of the primary beneficiaries for variable interest entities. As a result of adopting these standards, TECO Guatemala, Inc., a wholly-owned subsidiary of TECO Energy, was determined to be the primary beneficiary of, and therefore required to consolidate, both the Tampa Centro Americana de Electricidad (TCAE) and Central Generadora Eléctrica San José (CGESJ) projects in Guatemala. (See Note 16.) The consolidation resulted in a net $44.4 million increase of non-recourse debt.

8. Other Comprehensive Income

TECO Energy reported the following other comprehensive income (OCI) for the three months and six months ended Jun. 30, 2010 and 2009, related to changes in the fair value of cash flow hedges, amortization of unrecognized benefit costs associated with the company’s pension plans and unrecognized gains and losses on available-for-sale securities:

Other Comprehensive Income

	Three months ended Jun. 30,			Six months ended Jun. 30,
(millions)	Gross	Tax	Net	Gross	Tax	Net
2010
Unrealized loss on cash flow hedges	($1.9)	$0.8	($1.1)	($1.4)	$0.4	($1.0)
Less: Loss reclassified to net income	1.1	(0.4)	0.7	2.2	(0.8)	1.4

(Loss) gain on cash flow hedges	(0.8)	0.4	(0.4)	0.8	(0.4)	0.4
Amortization of unrecognized benefit costs and other	0.8	(0.3)	0.5	1.4	0.9	2.3
Recognized benefit costs due to settlement	(0.6)	0.6	0.0	0.9	0.0	0.9

Total other comprehensive income	($0.6)	$0.7	$0.1	$3.1	$0.5	$3.6

2009
Unrealized gain on cash flow hedges	$6.3	($2.3)	$4.0	$3.2	($1.2)	$2.0
Plus: Loss reclassified to net income	6.5	(2.4)	4.1	13.5	(5.0)	8.5

Gain on cash flow hedges	12.8	(4.7)	8.1	16.7	(6.2)	10.5
Amortization of unrecognized benefit costs	0.6	(0.2)	0.4	1.1	(0.4)	0.7
Reclassification to earnings loss on available-for-sale securities	0.0	0.0	0.0	1.7	0.0	1.7

Total other comprehensive income	$13.4	($4.9)	$8.5	$19.5	($6.6)	$12.9

Accumulated Other Comprehensive Loss

(millions)	Jun. 30, 2010	Dec. 31, 2009
Unrecognized pension losses and prior service costs(1)	($26.1)	($27.8)
Unrecognized other benefit gains, prior service costs and transition obligations(2)	11.6	10.1
Net unrealized losses from cash flow hedges(3)	(6.9)	(7.3)

Total accumulated other comprehensive loss	($21.4)	($25.0)

(1)	Net of tax benefit of $16.1 million and $17.1 million as of Jun. 30, 2010 and Dec. 31, 2009, respectively.
(2)	Net of tax expense of $4.6 million and $6.0 million as of Jun. 30, 2010 and Dec. 31, 2009, respectively.
(3)	Net of tax benefit of $4.1 million and $4.5 million as of Jun. 30, 2010 and Dec. 31, 2009, respectively.

9. Earnings Per Share

Earnings Per Share

	Three months ended Jun. 30,		Six months ended Jun. 30,
(millions, except per share amounts)	2010	2009	2010	2009

Basic earnings per share
Net income	$75.7	$60.9	$131.7	$95.6
Less: Income attributable to noncontrolling interest	(0.2)	0.0	(0.4)	0.0
Less: Amount allocated to nonvested participating shareholders	(0.5)	(0.6)	(1.0)	(0.8)

Net Income attributable to TECO Energy available to common shareholders - basic	$75.0	$60.3	$130.3	$94.8

Average shares outstanding common	212.5	211.7	212.4	211.6

Basic earnings per share attributable to TECO Energy available to common shareholders	$0.35	$0.29	$0.61	$0.45

Diluted earnings per share
Net income	$75.7	$60.9	$131.7	$95.6
Less: Income attributable to noncontrolling interest	(0.2)	0.0	(0.4)	0.0
Less: Amount allocated to nonvested participating shareholders	(0.5)	(0.6)	(1.0)	(0.8)

Net income attributable to TECO Energy available to common shareholders - diluted	$75.0	$60.3	$130.3	$94.8

Average shares outstanding common	212.5	211.7	212.4	211.6
Assumed conversions of stock options, unvested restricted stock and contingent performance shares, net	2.2	0.8	2.1	0.7

Adjusted average shares outstanding common - diluted	214.7	212.5	214.5	212.3

Diluted earnings per share attributable to TECO Energy available to common shareholders	$0.35	$0.29	$0.61	$0.45

Anti-dilutive shares	8.4	5.9	9.1	6.5

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

Superfund and Former Manufactured Gas Plant Sites

Tampa Electric Company, through Tampa Electric and PGS, is a potentially responsible party (PRP) for certain superfund sites and, through PGS, for certain former manufactured gas plant sites. While the joint and several liability associated with these sites presents the potential for significant response costs, as of Jun. 30, 2010, Tampa Electric Company has estimated its ultimate financial liability to be approximately $19.9 million, primarily at PGS, and this amount has been accrued in the company’s financial statements. The environmental remediation costs associated with these sites, which are expected to be paid over many years, are not expected to have a significant impact on customer prices.

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

Guarantees and Letters of Credit

A summary of the face amount or maximum theoretical obligation under TECO Energy’s and Tampa Electric Company’s letters of credit and guarantees as of Jun. 30, 2010 is as follows:

Letters of Credit and Guarantees-TECO Energy

(millions) Letters of Credit and Guarantees for the Benefit of:	2010	2011-2014	After(1) 2014	Total	Liabilities Recognized at Jun. 30, 2010
Tampa Electric
Guarantees:
Fuel purchase/energy management (2)	$0.0	$0.0	$20.0	$20.0	$4.2

	0.0	0.0	20.0	20.0	4.2

TECO Coal
Letters of credit	0.0	0.0	6.7	6.7	0.0
Guarantees: Fuel purchase related (2)	0.0	0.0	1.4	1.4	1.0

	0.0	0.0	8.1	8.1	1.0

Other subsidiaries
Guarantees:
Fuel purchase/energy management (2)	0.0	0.0	109.7	109.7	1.3

Total	$0.0	$0.0	$137.8	$137.8	$6.5

Letters of Credit-Tampa Electric Company

(millions) Letters of Credit for the Benefit of:	2010	2011-2014	After(1) 2014	Total	Liabilities Recognized at Jun. 30, 2010
Tampa Electric
Letters of credit	$0.0	$0.0	$0.9	$0.9	$0.0

Total	$0.0	$0.0	$0.9	$0.9	$0.0

(1)	These letters of credit and guarantees renew annually and are shown on the basis that they will continue to renew beyond 2014.
(2)	The amounts shown are the maximum theoretical amounts guaranteed under current agreements. Liabilities recognized represent the associated obligation of TECO Energy under these agreements at Jun. 30, 2010. The obligations under these letters of credit and guarantees include net accounts payable and net derivative liabilities.

Financial Covenants

In order to utilize their respective bank facilities, TECO Energy, TECO Finance and Tampa Electric Company must meet certain financial tests as defined in the applicable agreements. In addition, TECO Energy, TECO Finance, Tampa Electric Company and other operating companies have certain restrictive covenants in specific agreements and debt instruments. At Jun. 30, 2010, TECO Energy, TECO Finance, Tampa Electric Company and the other operating companies were in compliance with all applicable financial covenants.

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

Segment Information (1)

(millions) Three months ended Jun. 30,	Tampa Electric	Peoples Gas	TECO Coal	TECO (2) Guatemala	Other & Eliminations	TECO Energy
2010
Revenues - external	$552.8	$112.4	$200.6	$32.9	$0.1	$898.8
Sales to affiliates	0.4	3.7	0.0	0.0	(4.1)	0.0

Total revenues	553.2	116.1	200.6	32.9	(4.0)	898.8
Equity earnings of unconsolidated affiliates	0.0	0.0	0.0	4.8	(0.6)	4.2
Depreciation	53.6	11.4	11.0	1.8	0.1	77.9
Total interest charges(1)	30.8	4.6	1.8	4.4	16.6	58.2
Internally allocated interest (1)	0.0	0.0	1.7	3.2	(4.9)	0.0
Provision (benefit) for taxes	33.8	3.3	4.5	2.8	(8.3)	36.1
Net income (loss) attributable to TECO Energy	$56.8	$5.1	$20.7	$10.6	($17.7)	$75.5

2009
Revenues - external	$563.2	$99.7	$160.2	$2.0	$0.1	$825.2
Sales to affiliates	0.4	3.4	0.0	0.0	(3.8)	0.0

Total revenues	563.6	103.1	160.2	2.0	(3.7)	825.2
Equity earnings of unconsolidated affiliates	0.0	0.0	0.0	12.9	0.0	12.9
Depreciation	49.3	11.0	10.8	0.2	0.0	71.3
Total interest charges(1)	28.7	4.8	1.9	3.1	17.9	56.4
Internally allocated interest (1)	0.0	0.0	1.7	3.1	(4.8)	0.0
Provision (benefit) for taxes	27.8	2.9	1.7	0.0	(5.1)	27.3
Net income (loss) attributable to TECO Energy	$48.5	$4.6	$10.1	$7.9	($10.2)	$60.9

(millions) Six months ended Jun. 30,	Tampa Electric	Peoples Gas	TECO Coal	TECO (2) Guatemala	Other & Eliminations	TECO Energy
2010
Revenues - external	$1,077.6	$294.1	$372.6	$66.7	$0.1	$1,811.1
Sales to affiliates	0.7	14.9	0.0	0.0	(15.6)	0.0

Total revenues	1,078.3	309.0	372.6	66.7	(15.5)	1,811.1
Equity earnings of unconsolidated affiliates	0.0	0.0	0.0	8.0	(1.1)	6.9
Depreciation	106.6	22.8	21.8	3.6	0.1	154.9
Restructuring charges	0.0	0.0	0.0	0.0	1.5	1.5
Total interest charges(1)	61.1	9.2	3.6	9.0	34.6	117.5
Internally allocated interest (1)	0.0	0.0	3.5	6.5	(10.0)	0.0
Provision (benefit) for taxes	61.6	14.5	6.9	6.8	(19.4)	70.4
Net income (loss) attributable to TECO Energy	$104.9	$23.0	$37.5	$21.0	($55.1)	$131.3

2009
Revenues - external	$1,070.5	$246.2	$328.3	$4.1	$0.1	$1,649.2
Sales to affiliates	0.7	9.9	0.0	0.0	(10.6)	0.0

Total revenues	1,071.2	256.1	328.3	4.1	(10.5)	1,649.2
Equity earnings of unconsolidated affiliates	0.0	0.0	0.0	21.7	0.0	21.7
Depreciation	97.3	21.8	21.4	0.4	0.1	141.0
Total interest charges(1)	56.9	9.5	3.7	6.3	36.3	112.7
Internally allocated interest (1)	0.0	0.0	3.2	6.2	(9.4)	0.0
Provision (benefit) for taxes	37.2	10.1	3.0	9.6	(14.8)	45.1
Net income (loss) attributable to TECO Energy	$66.8	$15.8	$18.1	$21.1	($26.2)	$95.6

At Jun. 30, 2010
Goodwill	$0.0	$0.0	$0.0	$59.4	$0.0	$59.4
Investment in unconsolidated affiliates	0.0	0.0	0.0	145.0	0.3	145.3
Total assets	$5,837.3	$876.5	$338.3	$445.6	($70.2)	$7,427.5

At Dec. 31, 2009
Goodwill	$0.0	$0.0	$0.0	$59.4	$0.0	$59.4
Investment in unconsolidated affiliates	0.0	0.0	0.0	279.2	0.1	279.3
Total assets	$5,697.9	$870.1	$326.6	$380.7	($55.8)	$7,219.5

(1)	Segment net income is reported on a basis that includes internally allocated financing costs. Total interest charges include internally allocated interest costs that for 2010 and 2009 were at a pretax rate of 7.15% based on an average of each subsidiary’s equity and indebtedness to TECO Energy assuming a 50/50 debt/equity capital structure.
(2)	Revenues for 2009 are exclusive of entities deconsolidated as a result of the accounting guidance for variable interest entities. Total revenues for unconsolidated affiliates, attributable to TECO Guatemala based on ownership percentages, were $12.7 million and $31.4 million for the three and six months ended Jun. 30, 2009. Net income attributable to TECO Energy for the six months ended Jun. 30, 2009 includes the gain on the sale of a 16.5% interest in the Central American fiber optic telecommunication provider Navega. Entities were consolidated as of Jan. 1, 2010 as a result of accounting guidance effective on that date. See Note 16 for more information.

12. Accounting for Derivative Instruments and Hedging Activities

From time to time, TECO Energy and its affiliates enter into futures, forwards, swaps and option contracts for the following purposes:

•	To limit the exposure to price fluctuations for physical purchases and sales of natural gas in the course of normal operations at Tampa Electric and PGS;

•	To limit the exposure to interest rate fluctuations on debt securities at TECO Energy and its affiliates; and

•	To limit the exposure to price fluctuations for physical purchases of fuel at TECO Coal.

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

A company’s physical contracts qualify for the normal purchase/normal sale (NPNS) exception to derivative accounting rules, provided they meet certain criteria. Generally, NPNS applies if the company deems the counterparty creditworthy, if the counterparty owns or controls resources within the proximity to allow for physical delivery of the commodity, if the company intends to receive physical delivery and if the transaction is reasonable in relation to the company’s business needs. As of Jun. 30, 2010, all of the company’s physical contracts qualify for the NPNS exception.

The following table presents the derivatives that are designated as cash flow hedges at Jun. 30, 2010 and Dec. 31, 2009:

Total Derivatives(1)

(millions)	Jun. 30, 2010	Dec. 31, 2009
Current assets	$0.5	$0.8
Long-term assets	0.0	0.2

Total assets	$0.5	$1.0

Current liabilities	$38.0	$34.0
Long-term liabilities	4.9	3.6

Total liabilities	$42.9	$37.6

(1)	Amounts presented above are on a gross basis, with asset and liability positions netted by counterparty in accordance with accounting standards for derivatives and hedging.

The following table presents the derivative hedges of heating oil contracts at Jun. 30, 2010 and Dec. 31, 2009 to limit the exposure to changes in the market price for diesel fuel used in the production of coal:

Heating Oil Derivatives

(millions)	Jun. 30, 2010	Dec. 31, 2009
Current assets	$0.0	$0.0
Long-term assets	0.0	0.2

Total assets	$0.0	$0.2

Current liabilities	$1.3	$0.9
Long-term liabilities	0.1	0.0

Total liabilities	$1.4	$0.9

The following table presents the derivative hedges of natural gas contracts at Jun. 30, 2010 and Dec. 31, 2009 to limit the exposure to changes in market price for natural gas used to produce energy and natural gas purchased for resale to customers:

Natural Gas Derivatives

(millions)	Jun. 30, 2010	Dec. 31, 2009
Current assets	$0.5	$0.8
Long-term assets	0.0	0.0

Total assets	$0.5	$0.8

Current liabilities	$36.2	$33.1
Long-term liabilities	4.8	3.6

Total liabilities	$41.0	$36.7

The ending balance in accumulated other comprehensive income (AOCI) related to the cash flow hedges and previously settled interest rate swaps at Jun. 30, 2010 is a net loss of $6.1 million after tax and accumulated amortization. This compares to a net loss of $7.3 million in AOCI after tax and accumulated amortization at Dec. 31, 2009.

The following table presents the derivative hedges of interest rate swaps at Jun. 30, 2010 and Dec. 31, 2009 to limit the exposure to market changes in interest rates on outstanding debt:

Interest Rate Swaps

(millions)	Jun. 30, 2010	Dec. 31, 2009 (1)
Current assets	$0.0	$0.0
Long-term assets	0.0	0.0

Total assets	$0.0	$0.0

Current liabilities	$0.5	$0.0
Long-term liabilities	0.0	0.0

Total liabilities	$0.5	$0.0

(1)	Interest rate swaps residing on the balance sheet of TECO Guatemala, Inc. were deconsolidated at Dec. 31, 2009. See Note 16.

The following table presents the fair values and locations of derivative instruments recorded on the balance sheet at Jun. 30, 2010:

Derivatives Designated As Hedging Instruments

	Asset Derivatives		Liability Derivatives
(millions) at Jun. 30, 2010	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity Contracts:

Heating oil derivatives:
Current	Derivative assets	$0.0	Derivative liabilities	$1.3
Long-term	Derivative assets	0.0	Derivative liabilities	0.1

Natural gas derivatives:
Current	Derivative assets	0.5	Derivative liabilities	36.2
Long-term	Derivative assets	0.0	Derivative liabilities	4.8

Interest rate swaps:
Current	Derivative assets	0.0	Derivative liabilities	0.5
Long-term	Derivative assets	0.0	Derivative liabilities	0.0

Total derivatives designated as hedging instruments		$0.5		$42.9

The following table presents the effect of energy related derivatives on the fuel recovery clause mechanism in the Consolidated Condensed Balance Sheet as of Jun. 30, 2010:

Energy Related Derivatives

	Asset Derivatives		Liability Derivatives
(millions) at Jun. 30, 2010	Balance Sheet Location(1)	Fair Value	Balance Sheet Location(1)	Fair Value
Commodity Contracts:

Natural gas derivatives:
Current	Regulatory liabilities	$0.5	Regulatory assets	$36.2
Long-term	Regulatory liabilities	0.0	Regulatory assets	4.8

Total		$0.5		$41.0

(1)	Natural gas derivatives are deferred, in accordance with accounting standards for regulated operations and all increases and decreases in the cost of natural gas supply are passed on to customers with the fuel recovery clause mechanism. As gains and losses are realized in future periods, they will be recorded as fuel costs in the Consolidated Condensed Statements of Income.

Based on the fair value of the instruments at Jun. 30, 2010, net pretax losses of $35.7 million are expected to be reclassified from regulatory assets or liabilities to the Consolidated Condensed Statements of Income within the next twelve months.

The following tables present the effect of hedging instruments on OCI and income for the three months and six months ended Jun. 30:

For the three months ended Jun. 30: (millions)	Amount of Gain/(Loss) on Derivatives Recognized in OCI	Location of Gain/(Loss) Reclassified From AOCI Into Income	Amount of Gain/(Loss) Reclassified From AOCI Into Income
Derivatives in Cash Flow Hedging Relationships	Effective Portion(1)		Effective Portion(1)
2010
Interest rate contracts:	$0.0	Interest expense	($0.4)
Commodity contracts:
Heating oil derivatives	(1.1)	Mining related costs	(0.3)

Total	($1.1)		($0.7)

2009
Interest rate contracts:	$0.0	Interest expense	($0.6)
Commodity contracts:
Heating oil derivatives	4.0	Mining related costs	(3.3)
Natural gas derivatives	0.0	Mining related costs	(0.2)

Total	$4.0		($4.1)

(1)	Changes in OCI and AOCI are reported in after-tax dollars.

For the six months ended Jun. 30: (millions)	Amount of Gain/(Loss) on Derivatives Recognized in OCI	Location of Gain/(Loss) Reclassified From AOCI Into Income	Amount of Gain/(Loss) Reclassified From AOCI Into Income
Derivatives in Cash Flow Hedging Relationships	Effective Portion(1)		Effective Portion(1)
2010
Interest rate contracts:	($0.1)	Interest expense	($0.9)
Commodity contracts:
Heating oil derivatives	(0.9)	Mining related costs	(0.5)

Total	($1.0)		($1.4)

2009
Interest rate contracts:	$0.0	Interest expense	($1.1)
Commodity contracts:
Heating oil derivatives	2.6	Mining related costs	(7.0)
Natural gas derivatives	(0.5)	Mining related costs	(0.4)

Total	$2.1		($8.5)

(1)	Changes in OCI and AOCI are reported in after-tax dollars.

For derivative instruments that meet cash flow hedge criteria, the effective portion of the gain or loss on the derivative is reported as a component of OCI and reclassified into earnings in the same period or period during which the hedged transaction affects earnings. Gains and losses on the derivatives representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. For the three months and six months ended Jun. 30, 2010 and 2009, all hedges were effective.

The following table presents the derivative activity for instruments classified as qualifying cash flow hedges for the six months ended Jun. 30:

For the six months ended Jun 30: (millions)	Fair Value Asset/(Liability)	Amount of Gain/(Loss) Recognized in OCI(1)	Amount of Gain/(Loss) Reclassified From AOCI Into Income
2010

Interest rate swaps	($0.5)	($0.1)	($0.9)
Heating oil derivatives	(1.4)	(0.9)	(0.5)
Natural gas derivatives	(40.5)	0.0	0.0

Total	($42.4)	($1.0)	($1.4)

2009

Interest rate swaps	$0.0	$0.0	($1.1)
Heating oil derivatives	(10.5)	2.6	(7.0)
Natural gas derivatives	(112.7)	(0.5)	(0.4)

Total	($123.2)	$2.1	($8.5)

(1)	Changes in OCI and AOCI are reported in after-tax dollars.

The maximum length of time over which the company is hedging its exposure to the variability in future cash flows extends to Dec. 31, 2012 for both financial natural gas and financial heating oil fuel contracts. The following table presents by commodity type the company’s derivative volumes that, as of Jun. 30, 2010, are expected to settle during the 2010, 2011 and 2012 fiscal years:

	Heating Oil Contracts		Natural Gas Contracts
(millions)	(Gallons)		(MMBTUs)
Year	Physical	Financial	Physical	Financial
2010	0.0	4.6	0.0	20.5
2011	0.0	4.5	0.0	13.9
2012	0.0	0.0	0.0	2.3

Total	0.0	9.1	0.0	36.7

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

It is possible that volatility in commodity prices could cause the company to have material credit risk exposures with one or more counterparties. If such counterparties fail to perform their obligations under one or more agreements, the company could suffer a material financial loss. However, as of Jun. 30, 2010, substantially all of the counterparties with transaction amounts outstanding in the company’s energy portfolio are rated investment grade by the major rating agencies. The company assesses credit risk internally for counterparties that are not rated.

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

The company has implemented procedures to monitor the creditworthiness of our counterparties and to consider nonperformance in valuing counterparty positions. The company monitors counterparties’ credit standing, including those that are experiencing financial problems, have significant swings in credit default swap rates, have credit rating changes by external rating agencies or have changes in ownership. Net liability positions are generally not adjusted as the company uses derivative transactions as hedges and has the ability and intent to perform under each of these contracts. In the instance of net asset positions, the company considers general market conditions and the observable financial health and outlook of specific counterparties, forward looking data such as credit default swaps, when available, and historical default probabilities from credit rating agencies in evaluating the potential impact of nonperformance risk to derivative positions. As of Jun. 30, 2010, substantially all positions with counterparties are net liabilities.

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

The table below presents the fair value of the overall contractual contingent liability positions for the company’s derivative activity at Jun. 30, 2010:

Contingent Features

(millions) At Jun. 30, 2010	Fair Value Asset/ (Liability)	Derivative Exposure Asset/ (Liability)	Posted Collateral
Credit Rating	($41.8)	($41.8)	$0.0

13. Fair Value Measurements

Items Measured at Fair Value on a Recurring Basis

The following tables set forth by level within the fair value hierarchy the company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of Jun. 30, 2010 and Dec. 31, 2009. As required by accounting standards for fair value measurements, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. For natural gas, interest rate and heating oil swaps, the market approach was used in determining fair value.

Recurring Fair Value Measures

	At fair value as of Jun. 30, 2010
(millions)	Level 1	Level 2	Level 3	Total
Assets
Natural gas swaps	$0.0	$0.5	$0.0	$0.5
Heating oil swaps	0.0	0.0	0.0	0.0

Total	$0.0	$0.5	$0.0	$0.5

Liabilities
Natural gas swaps	$0.0	$41.0	$0.0	$41.0
Interest rate swaps	0.0	0.5	0.0	0.5
Heating oil swaps	0.0	1.4	0.0	1.4

Total	$0.0	$42.9	$0.0	$42.9

	At fair value as of Dec. 31, 2009
(millions)	Level 1	Level 2	Level 3	Total
Assets
Natural gas swaps	$0.0	$0.8	$0.0	$0.8
Heating oil swaps	0.0	0.2	0.0	0.2

Total	$0.0	$1.0	$0.0	$1.0

Liabilities
Natural gas swaps	$0.0	$36.7	$0.0	$36.7
Heating oil swaps	0.0	0.9	0.0	0.9

Total	$0.0	$37.6	$0.0	$37.6

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

Fair Value of Debt Outstanding

At Jun. 30, 2010, total long-term debt had a carrying amount of $3,396.0 million and an estimated fair market value of $3,674.9 million. At Dec. 31, 2009, total long-term debt had a carrying amount of $3,309.7 million and an estimated fair market value of $3,500.3 million.

14. Asset Dispositions

Sale of Navega

On Mar. 13, 2009, TECO Guatemala sold its 16.5% interest in the Central American fiber optic telecommunications provider, Navega. The sale resulted in a pretax gain of $18.3 million and total proceeds of $29.0 million.

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

Restructuring Charges Incurred

(millions)		Termination of Benefits	Other Costs	Total
Total costs expected to be incurred		$26.6	$0.6	$27.2
Costs incurred in 2009		(25.1)	(0.6)	(25.7)
Costs incurred in 2010		(1.5)	0.0	(1.5)

Total costs remaining		$0.0	$0.0	$0.0

Accrued Liability for Restructuring Charges

(millions)		Termination of Benefits	Other Costs	Total
Beginning balance, Jul. 1, 2009		$0.0	$0.0	$0.0
Costs incurred and charged to expense		26.6	0.6	27.2
Costs paid/settled		(22.9)	(0.6)	(23.5)
Non-cash expense		(3.7)	0.0	(3.7)

Ending balance, Jun. 30, 2010		$0.0	$0.0	$0.0

Restructuring Charges by Segment

(millions)	Tampa Electric	PGS	Other(1)	Total
Total costs expected to be incurred	$18.4	$4.7	$4.1	$27.2
Costs incurred in 2009	(18.4)	(4.7)	(2.6)	(25.7)
Costs incurred in 2010	0.0	0.0	(1.5)	(1.5)

Total costs remaining	$0.0	$0.0	$0.0	$0.0

(1)	Restructuring costs incurred at the parent company.

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

The following table summarizes combined income statement information for the TCAE and CGESJ projects for the three months and six months ended Jun. 30, 2010, which were consolidated, and Jun. 30, 2009, which were not consolidated:

Summary Results for TCAE and CGESJ

	For the three months ended Jun. 30,		For the six months ended Jun. 30,
(millions)	2010	2009	2010	2009
Revenues	$32.9	$12.7	$65.6	$31.4
Operating expenses	19.3	4.4	35.7	14.7
Project level income(1)	10.8	6.3	24.3	12.0

(1)	Excludes taxes, allocated interest expense and administrative and general expenses. Includes project level interest.

The following table summarizes combined balance sheet information for the TCAE and CGESJ projects for the periods ended Jun. 30, 2010, which is now consolidated, and Dec. 31, 2009, which were not consolidated:

Summary Results for TCAE and CGESJ

(millions)	Jun. 30, 2010	Dec. 31, 2009
Current assets	$60.8	$58.1
Long-term assets and other deferred debits	157.5	161.2

Total assets	$218.3	$219.3

Current liabilities	$21.6	$17.6
Long-term liabilities and other deferred credits	43.8	51.2
Equity	152.9	150.5

Total liabilities and equity	$218.3	$219.3

Tampa Electric Company has entered into multiple PPAs with wholesale energy providers in Florida to ensure the ability to meet customer energy demand and to provide lower cost options in the meeting of this demand. These agreements range in size from 121 MW to 370 MW of available capacity, are with similar entities and contain similar provisions. Because some of these provisions provide for the transfer or sharing of a number of risks inherent in the generation of energy, these agreements meet the definition of being variable interest entities. These risks include: operating and maintenance; regulatory; credit; commodity/fuel; and energy market risk. Tampa Electric Company has reviewed these risks and has determined that the owners of these entities have retained the majority of these risks over the expected life of the underlying generating assets, have the power to direct the most significant activities, the obligation or right to absorb losses or benefits and hence remain the primary beneficiaries. As a result, Tampa Electric Company is not required to consolidate any of these entities. Tampa Electric Company purchased $49.1 million and $56.1 million, and $106.3 million and $98.3 million, under these PPAs for the three months and six months ended Jun. 30, 2010 and 2009, respectively.

In one instance Tampa Electric Company’s agreement with the entity for 370 MW of capacity was entered into prior to Dec. 31, 2003, the effective date of these standards. Under the standards, the company is required to make an exhaustive effort to obtain sufficient information to determine if this entity is a VIE and which holder of the variable interests is the primary beneficiary. The owners of this entity are not willing to provide the information necessary to make these determinations, have no obligation to do so and the information is not available publicly. As a result, the company is unable to determine if this entity is a VIE and if so, which variable interest holder, if any, is the primary beneficiary. The company has no obligation to this entity beyond the purchase of capacity; therefore, the maximum exposure for the company is the obligation to pay for such capacity under terms of the PPA at rates that could be unfavorable to the wholesale market. The company purchased $17.6 million and $11.2 million, and $30.3 million and $17.4 million under this PPA for the three months and six months ended Jun. 30, 2010 and 2009, respectively.

The company does not provide any material financial or other support to any of the VIEs it is involved with, nor is the company under any obligation to absorb losses associated with these VIEs. Other than the Guatemalan projects previously mentioned, in the normal course of business, our involvement with the remaining VIEs does not affect our Consolidated Condensed Balance Sheets, Statements of Income or Cash Flows.

17. Subsequent Events

Stipulation with Intervenors – Tampa Electric

In July 2010, Tampa Electric entered into a stipulation with intervenors to resolve all issues related to the 2008 base rate proceedings including the 2010 step increase, as well as the intervenors’ appeal to the Florida Supreme Court. The stipulation is subject to final approval by the FPSC, and a vote on this matter is expected in August 2010. If approved, Tampa Electric Company will make a one-time reduction of $24.0 million to customer bills in 2010. See Note 3 for further discussion.

Alborada Power Purchase Agreement Extension

In July 2010, TCAE, the owner of the Alborada power station and a subsidiary of TECO Guatemala, executed a document confirming the 5-year extension of a power purchase agreement that was scheduled to expire on Sep. 14, 2010. As a result, the capacity payment for the extension period will be reduced. The company does not anticipate that this capacity payment change will have a significant impact on the recorded goodwill associated with this generation project.

TAMPA ELECTRIC COMPANY

In the opinion of management, the unaudited consolidated condensed financial statements include all adjustments that are of a recurring nature and necessary to state fairly the financial position of Tampa Electric Company as of Jun. 30, 2010 and Dec. 31, 2009, and the results of operations and cash flows for the periods ended Jun. 30, 2010 and 2009. The results of operations for the three months and six months ended Jun. 30, 2010 are not necessarily indicative of the results that can be expected for the entire fiscal year ending Dec. 31, 2010. References should be made to the explanatory notes affecting the consolidated financial statements contained in Tampa Electric Company’s Annual Report on Form 10-K for the year ended Dec. 31, 2009 and to the notes on pages 36 through 46 of this report.

INDEX TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Page No.

Consolidated Condensed Balance Sheets, Jun. 30, 2010 and Dec. 31, 2009	31-32

Consolidated Condensed Statements of Income and Comprehensive Income for the three month and six month periods ended Jun. 30, 2010 and 2009	33-34

Consolidated Condensed Statements of Cash Flows for the six month periods ended Jun. 30, 2010 and 2009	35

Notes to Consolidated Condensed Financial Statements	36-46

TAMPA ELECTRIC COMPANY

Consolidated Condensed Balance Sheets

Unaudited

Assets (millions)	Jun. 30, 2010	Dec. 31, 2009

Property, plant and equipment
Utility plant in service
Electric	$6,274.4	$6,065.9
Gas	1,030.5	1,017.2
Construction work in progress	188.0	303.0

Property, plant and equipment, at original costs	7,492.9	7,386.1
Accumulated depreciation	(2,032.9)	(1,988.1)

	5,460.0	5,398.0
Other property	4.6	4.4

Total property, plant and equipment, net	5,464.6	5,402.4

Current assets
Cash and cash equivalents	7.4	5.5
Receivables, less allowance for uncollectibles of $2.3 and $1.6 at Jun. 30, 2010 and Dec. 31, 2009, respectively	287.7	228.6
Inventories, at average cost
Fuel	124.7	85.8
Materials and supplies	58.1	55.8
Current regulatory assets	84.0	109.2
Current derivative assets	0.5	0.8
Taxes receivable	0.0	16.8
Prepayments and other current assets	13.3	12.0

Total current assets	575.7	514.5

Deferred debits
Unamortized debt expense	18.7	20.1
Long-term regulatory assets	330.6	335.6
Other	13.2	1.2

Total deferred debits	362.5	356.9

Total assets	$6,402.8	$6,273.8

The accompanying notes are an integral part of the consolidated condensed financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Balance Sheets -continued

Unaudited

Liabilities and Capital (millions)	Jun. 30, 2010	Dec. 31, 2009

Capital
Common stock	$1,852.4	$1,802.4
Accumulated other comprehensive loss	(5.7)	(6.1)
Retained earnings	316.2	307.5

Total capital	2,162.9	2,103.8
Long-term debt, less amount due within one year	1,994.4	1,994.4

Total capitalization	4,157.3	4,098.2

Current liabilities
Long-term debt due within one year	3.7	3.7
Notes payable	77.0	55.0
Accounts payable	206.9	206.1
Customer deposits	154.1	151.2
Current regulatory liabilities	71.1	85.4
Current derivative liabilities	36.2	33.1
Current deferred income taxes	8.0	15.9
Interest accrued	31.9	27.7
Taxes accrued	38.2	12.1
Other	11.9	16.5

Total current liabilities	639.0	606.7

Deferred credits
Non-current deferred income taxes	576.7	543.8
Investment tax credits	10.6	10.8
Long-term derivative liabilities	4.8	3.6
Long-term regulatory liabilities	612.1	602.6
Other	402.3	408.1

Total deferred credits	1,606.5	1,568.9

Total liabilities and capital	$6,402.8	$6,273.8

The accompanying notes are an integral part of the consolidated condensed financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Condensed Statements of Income and Comprehensive Income

Unaudited

	Three months ended Jun. 30,
(millions)	2010	2009
Revenues
Electric (includes franchise fees and gross receipts taxes of $21.8 in 2010 and $22.7 in 2009)	$553.1	$563.5
Gas (includes franchise fees and gross receipts taxes of $6.3 in 2010 and $5.5 in 2009)	112.4	99.7

Total revenues	665.5	663.2

Expenses
Operations
Fuel	185.4	225.5
Purchased power	49.1	56.1
Cost of natural gas sold	59.4	50.9
Other	96.5	80.9
Maintenance	31.6	31.8
Depreciation	65.0	60.3
Taxes, federal and state	37.0	30.4
Taxes, other than income	45.2	44.2

Total expenses	569.2	580.1

Income from operations	96.3	83.1

Other income
Allowance for other funds used during construction	0.3	2.5
Taxes, non-utility federal and state	(0.1)	(0.3)
Other income, net	0.8	1.2

Total other income	1.0	3.4

Interest charges
Interest on long-term debt	32.8	31.4
Other interest	2.8	3.0
Allowance for borrowed funds used during construction	(0.2)	(1.0)

Total interest charges	35.4	33.4

Net income	$61.9	$53.1

Other comprehensive income, net of tax
Net unrealized gain on cash flow hedges	0.2	0.1

Total other comprehensive income, net of tax	0.2	0.1

Comprehensive income	$62.1	$53.2

The accompanying notes are an integral part of the consolidated condensed financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Condensed Statements of Income and Comprehensive Income

Unaudited

	Six months ended Jun. 30,
(millions)	2010	2009
Revenues
Electric (includes franchise fees and gross receipts taxes of $43.2 in 2010 and $44.8 in 2009)	$1,078.1	$1,071.0
Gas (includes franchise fees and gross receipts taxes of $15.8 in 2010 and $13.5 in 2009)	294.1	246.2

Total revenues	1,372.2	1,317.2

Expenses
Operations
Fuel	349.4	454.2
Purchased power	106.3	98.3
Cost of natural gas sold	175.4	139.2
Other	184.2	157.8
Maintenance	61.6	68.0
Depreciation	129.4	119.1
Taxes, federal and state	75.8	46.9
Taxes, other than income	94.5	92.4

Total expenses	1,176.6	1,175.9

Income from operations	195.6	141.3

Other income
Allowance for other funds used during construction	1.3	5.8
Taxes, non-utility federal and state	(0.3)	(0.4)
Other income, net	1.6	2.2

Total other income	2.6	7.6

Interest charges
Interest on long-term debt	65.5	62.8
Other interest	5.6	5.8
Allowance for borrowed funds used during construction	(0.8)	(2.3)

Total interest charges	70.3	66.3

Net income	$127.9	$82.6

Other comprehensive income, net of tax
Net unrealized gain on cash flow hedges	0.4	0.3

Total other comprehensive income, net of tax	0.4	0.3

Comprehensive income	$128.3	$82.9

The accompanying notes are an integral part of the consolidated condensed financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Condensed Statements of Cash Flows

Unaudited

	Six months ended Jun. 30,
(millions)	2010	2009
Cash flows from operating activities
Net income	$127.9	$82.6
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	129.4	119.1
Deferred income taxes	23.5	17.3
Investment tax credits, net	(0.2)	(0.2)
Allowance for funds used during construction	(1.3)	(5.8)
Deferred recovery clause	12.9	83.3
Receivables, less allowance for uncollectibles	(59.1)	(20.0)
Inventories	(41.2)	(24.5)
Prepayments	(1.3)	0.8
Taxes accrued	42.9	16.1
Interest accrued	4.2	4.0
Accounts payable	27.9	(12.1)
Gain on sale of assets, pretax	(0.2)	(0.3)
Other	(4.9)	22.5

Cash flows from operating activities	260.5	282.8

Cash flows from investing activities
Capital expenditures	(212.7)	(339.3)
Allowance for funds used during construction	1.3	5.8
Net proceeds from sale of assets	0.0	0.1

Cash flows used in investing activities	(211.4)	(333.4)

Cash flows from financing activities
Common stock	50.0	0.0
Net increase in short-term debt	22.0	130.0
Dividends	(119.2)	(77.4)

Cash flows (used in) from financing activities	(47.2)	52.6

Net increase in cash and cash equivalents	1.9	2.0
Cash and cash equivalents at beginning of period	5.5	3.6

Cash and cash equivalents at end of period	$7.4	$5.6

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

All significant intercompany balances and intercompany transactions have been eliminated in consolidation. In the opinion of management, the unaudited consolidated condensed financial statements include all adjustments that are of a recurring nature and necessary to state fairly the financial position of Tampa Electric Company and subsidiaries as of Jun. 30, 2010 and Dec. 31, 2009, and the results of operations and cash flows for the periods ended Jun. 30, 2010 and 2009. The results of operations for the three and six month periods ended Jun. 30, 2010 are not necessarily indicative of the results that can be expected for the entire fiscal year ending Dec. 31, 2010.

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

Revenues

As of Jun. 30, 2010 and Dec. 31, 2009, unbilled revenues of $65.6 million and $51.6 million, respectively, are included in the “Receivables” line item on the Consolidated Condensed Balance Sheets.

Accounting for Franchise Fees and Gross Receipts

The regulated utilities (Tampa Electric and PGS) are allowed to recover from customers certain costs incurred through rates approved by the Florida Public Service Commission (FPSC). The amounts included in customers’ bills for franchise fees and gross receipt taxes are included as revenues on the Consolidated Condensed Statements of Income. These amounts totaled $28.1 million and $59.0 million, respectively, for the three and six months ended Jun. 30, 2010, compared to $28.2 million and $58.3 million, respectively, for the three and six months ended Jun. 30, 2009. Franchise fees and gross receipt taxes payable by the regulated utilities are included as an expense on the Consolidated Condensed Statements of Income in “Taxes, other than income”. These totaled $28.0 million and $58.8 million, respectively, for the three and six months ended Jun. 30, 2010, compared to $28.2 million and $58.2 million, respectively, for the three and six months ended Jun. 30, 2009.

Purchased Power

Tampa Electric purchases power on a regular basis to meet the needs of its customers. Tampa Electric purchased power from entities not affiliated with TECO Energy at a cost of $49.1 million and $106.3 million, respectively, for the three and six months ended Jun. 30, 2010, compared to $56.1 million and $98.3 million, respectively, for the three and six months ended Jun. 30, 2009. Prudently incurred purchased power costs at Tampa Electric have historically been recoverable through FPSC-approved cost recovery clauses.

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

Stipulation with Intervenors – Tampa Electric

As previously reported in Tampa Electric Company’s Annual Report on Form 10-K for the period ended Dec. 31, 2009, the FPSC, in connection with Tampa Electric’s 2008 base rate request, approved a $25.7 million increase in base rates effective Jan. 1, 2010 (step increase), subject to refund, for certain capital additions placed in service in 2009.

In connection with the base rate request, the FPSC had rejected the intervenors’ arguments that the approved 2010 increase violated the intervenors’ due process rights, Florida Statutes or FPSC rules. The intervenors filed an appeal with the Florida Supreme Court in September 2009 and Tampa Electric opposed this appeal.

In July 2010, Tampa Electric entered into a stipulation with intervenors to resolve all issues related to the 2008 base rate case including the 2010 step increase, as well as the intervenors’ appeal to the Florida Supreme Court. Under the terms of the stipulation, the $25.7 million step increase remains in effect for 2010, and Tampa Electric will make a one-time reduction of $24.0 million to customer’s bills in 2010. Effective Jan. 1, 2011, and for subsequent years, rates of $24.4 million (a $1.3 million reduction from the $25.7 million in effect for 2010) related to the step increase will be in effect.

The stipulation is subject to final approval by the FPSC, and a vote on this matter is expected in August 2010.

Wholesale and Transmission Rate Cases

In July 2010, Tampa Electric filed wholesale and transmission rate cases with the FERC. Tampa Electric’s last wholesale requirements rate case was in 1991 and the associated service agreements were approved by the FERC in the mid-1990s. The transmission rates charged by Tampa Electric were last updated in 2003. The proposed rates, as filed with the FERC, could become effective, subject to refund, later this year or in the first quarter of 2011, and are not expected to have a material impact on Tampa Electric’s results.

Storm Damage Cost Recovery

Tampa Electric accrues $8.0 million annually effective May 2009, an increase of $4.0 million from the prior year, to a FERC-authorized and FPSC-approved self-insured storm damage reserve. This reserve was created after Florida’s investor owned utilities (IOUs) were unable to obtain transmission and distribution insurance coverage due to destructive acts of nature. Tampa Electric’s storm reserve was $33.4 million and $29.3 million as of Jun. 30, 2010 and Dec. 31, 2009, respectively.

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

Details of the regulatory assets and liabilities as of Jun. 30, 2010 and Dec. 31, 2009 are presented in the following table:

Regulatory Assets and Liabilities

(millions)	Jun. 30, 2010	Dec. 31, 2009
Regulatory assets:
Regulatory tax asset (1)	$68.4	$69.0

Other:
Cost recovery clauses	66.9	89.4
Postretirement benefit asset	222.8	229.1
Deferred bond refinancing costs (2)	16.1	18.0
Environmental remediation	21.6	21.2
Competitive rate adjustment	3.0	3.1
Other	15.8	15.0

Total other regulatory assets	346.2	375.8

Total regulatory assets	414.6	444.8
Less: Current portion	84.0	109.2

Long-term regulatory assets	$330.6	$335.6

Regulatory liabilities:
Regulatory tax liability (1)	$17.6	$19.6

Other:
Cost recovery clauses	47.4	61.4
Environmental remediation	19.9	19.9
Transmission and delivery storm reserve	33.4	29.3
Deferred gain on property sales (3)	1.8	2.8
Accumulated reserve-cost of removal	562.2	554.3
Other	0.9	0.7

Total other regulatory liabilities	665.6	668.4

Total regulatory liabilities	683.2	688.0
Less: Current portion	71.1	85.4

Long-term regulatory liabilities	$612.1	$602.6

(1)	Primarily related to plant life and derivative positions.
(2)	Amortized over the term of the related debt instrument.
(3)	Amortized over a 4 or 5-year period with various ending dates.

All regulatory assets are being recovered through the regulatory process. The following table further details the regulatory assets and the related recovery periods:

Regulatory assets

(millions)	Jun. 30, 2010	Dec 31, 2009
Clause recoverable (1)	$69.9	$92.5
Components of rate base (2)	232.5	238.1
Regulatory tax assets (3)	68.4	69.0
Capital structure and other (3)	43.8	45.2

Total	$414.6	$444.8

(1)	To be recovered through cost recovery clauses approved by the FPSC on a dollar-for-dollar basis in the next year.
(2)	Primarily reflects allowed working capital, which is included in rate base and earns a rate of return as permitted by the FPSC.
(3)	“Regulatory tax assets” and “Capital structure and other” regulatory assets have a recoverable period longer than a fiscal year and are recognized over the period authorized by the regulatory agency. Also included are unamortized loan costs, which are amortized over the life of the related debt instruments. See footnotes 1 and 2 in the prior table for additional information.

4. Income Taxes

Tampa Electric Company is included in the filing of a consolidated federal income tax return with TECO Energy and its affiliates. Tampa Electric Company’s income tax expense is based upon a separate return computation. Tampa Electric Company’s effective tax rates for the six months ended Jun. 30, 2010 and Jun. 30, 2009 differ from the statutory rate principally due to state income taxes, the domestic activity production deduction and the equity portion of Allowance for Funds Used During Construction.

The Internal Revenue Service (IRS) concluded its examination of the company’s consolidated federal income tax return for the 2008 year during 2009. There is one open issue for the 2008 tax return for which an Appeals Conference took place in June 2010. The company expects to receive a proposed settlement amount during the third quarter of 2010. The U.S. federal statute of limitations remains open for the year 2006 and onward. Years 2009 and 2010 are currently under examination by the IRS under the Compliance Assurance Program, a program in which TECO Energy is a participant. TECO Energy does not expect the settlement of current IRS examinations to significantly change the total amount of unrecognized tax benefits by the end of 2010. Florida’s statute of limitations is three years from the filing of an income tax return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. Years still open to examination by Florida’s tax authorities include 2006 and onward. The company does not expect the settlement of audit examinations to significantly change the total amount of unrecognized tax benefits within the next 12 months.

5. Employee Postretirement Benefits

Tampa Electric Company is a participant in the comprehensive retirement plans of TECO Energy. Amounts allocable to all participants of the TECO Energy retirement plans are found in Note 5, Employee Postretirement Benefits, in the TECO Energy, Inc. Notes to Consolidated Condensed Financial Statements. Tampa Electric Company’s portion of the net pension expense for the three months ended Jun. 30, 2010 and 2009, respectively, was $4.4 million and $4.2 million for pension benefits, and $3.3 million and $3.4 million for other postretirement benefits. For the six months ended Jun. 30, 2010 and 2009, respectively, net benefit expenses were $9.3 million and $7.6 million for pension benefits and $6.9 million and $6.8 million for other postretirement benefits.

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

Effective Dec. 31, 2006, in accordance with the accounting standard for defined benefit plans and other postretirement benefits, Tampa Electric Company adjusted its postretirement benefit obligations and recorded regulatory assets to reflect the unamortized transition obligation, prior service cost, and actuarial gains and losses of its postretirement benefit plans. Included in the benefit expenses discussed above, for the three months and six months ended Jun. 30, 2010, Tampa Electric Company reclassed $3.3 million and $6.4 million, respectively, of unamortized transition obligation, prior service cost and actuarial losses from regulatory assets to net income.

In 2010, TECO Energy expects to make a contribution to its qualified pension plan of approximately $34.6 million. Tampa Electric Company’s portion of this contribution is approximately $29.1 million.

In March 2010, the Patient Protection and Affordable Care Act and a companion bill, The Health Care and Education Reconciliation Act (the Acts) were signed into law. Among other things, the Acts reduce the tax benefits available to an employer that receives the Medicare Part D subsidy, resulting in a write-off of any associated deferred tax asset. As a result, Tampa Electric Company reduced its deferred tax asset by $5.3 million and recorded a corresponding regulatory tax asset. Tampa Electric Company is reviewing certain other aspects of the Acts that could impact the cost of medical benefits provided to retirees and active employees. These impacts are not expected to be material to the company’s future results of operations, statement of position or cash flows.

6. Short-Term Debt

At Jun. 30, 2010 and Dec. 31, 2009, the following credit facilities and related borrowings existed:

Credit Facilities

	Jun. 30, 2010			Dec. 31, 2009
(millions)	Credit Facilities	Borrowings Outstanding (1)	Letters of Credit Outstanding	Credit Facilities	Borrowings Outstanding (1)	Letters of Credit Outstanding
Tampa Electric Company:
5-year facility	$325.0	$0.0	$0.9	$325.0	$55.0	$0.7
1-year accounts receivable facility	150.0	77.0	0.0	150.0	0.0	0.0

Total	$475.0	$77.0	$0.9	$475.0	$55.0	$0.7

(1)	Borrowings outstanding are reported as notes payable.

These credit facilities require commitment fees ranging from 7.0 to 60.0 basis points. The weighted-average interest rate on outstanding amounts payable under the credit facilities at both Jun. 30, 2010 and Dec. 31, 2009 was 0.74% and 0.64%, respectively.

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

7. Other Comprehensive Income

Other Comprehensive Income

(millions)	Three months ended Jun. 30,			Six months ended Jun. 30,
	Gross	Tax	Net	Gross	Tax	Net
2010
Unrealized gain on cash flow hedges	$0.0	$0.0	$0.0	$0.0	$0.0	$0.0
Add: Loss reclassified to net income	0.3	(0.1)	0.2	0.6	(0.2)	0.4

Gain on cash flow hedges	0.3	(0.1)	0.2	0.6	(0.2)	0.4

Total other comprehensive income	$0.3	($0.1)	$0.2	$0.6	($0.2)	$0.4

2009
Unrealized gain on cash flow hedges	$0.0	$0.0	$0.0	$0.0	$0.0	$0.0
Add: Loss reclassified to net income	0.2	(0.1)	0.1	0.5	(0.2)	0.3

Gain on cash flow hedges	0.2	(0.1)	0.1	0.5	(0.2)	0.3

Total other comprehensive income	$0.2	($0.1)	$0.1	$0.5	($0.2)	$0.3

Accumulated Other Comprehensive Loss

(millions)	Jun. 30, 2010	Dec. 31, 2009
Net unrealized losses from cash flow hedges (1)	($5.7)	($6.1)

Total accumulated other comprehensive loss	($5.7)	($6.1)

(1)	Net of tax benefit of $3.6 million and $3.8 million as of Jun. 30, 2010 and Dec. 31, 2009, respectively.

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

Superfund and Former Manufactured Gas Plant Sites

Tampa Electric Company, through Tampa Electric and PGS, is a potentially responsible party (PRP) for certain superfund sites and, through PGS, for certain former manufactured gas plant sites. While the joint and several liability associated with these sites presents the potential for significant response costs, as of Jun. 30, 2010, Tampa Electric Company has estimated its ultimate financial liability to be approximately $19.9 million, primarily at PGS, and this amount has been accrued in the company’s financial statements. The environmental remediation costs associated with these sites, which are expected to be paid over many years, are not expected to have a significant impact on customer prices.

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

Letters of Credit

At Jun. 30, 2010, Tampa Electric Company had $0.9 million of letters of credit outstanding.

Letters of Credit -Tampa Electric Company

(millions) Letters of Credit for the Benefit of:	2010	2011-2014	After 2014	Total	Liabilities Recognized at Jun. 30, 2010
Tampa Electric
Letters of credit	$0.0	$0.0	$0.9	$0.9	$0.0

Total	$0.0	$0.0	$0.9	$0.9	$0.0

Financial Covenants

In order to utilize its bank credit facilities, Tampa Electric Company must meet certain financial tests as defined in the applicable agreements. In addition, Tampa Electric Company has certain restrictive covenants in specific agreements and debt instruments. At Jun. 30, 2010, Tampa Electric Company was in compliance with applicable financial covenants.

9. Segment Information

Tampa Electric Company segments are determined based on how management evaluates, measures and makes decisions with respect to the operations of the entity. The management of Tampa Electric Company reports segments based on each subsidiary’s contribution of revenues, net income and total assets, as required by the accounting guidance for disclosures about segments of an enterprise and related information. All significant intercompany transactions are eliminated in the Consolidated Condensed Financial Statements of Tampa Electric Company, but are included in determining reportable segments.

(millions) Three months ended Jun. 30,	Tampa Electric	Peoples Gas	Other & Eliminations	Tampa Electric Company
2010
Revenues - external	$552.8	$112.4	$0.0	$665.2
Sales to affiliates	0.4	3.7	(3.8)	0.3

Total revenues	553.2	116.1	(3.8)	665.5
Depreciation	53.6	11.4	0.0	65.0
Total interest charges	30.8	4.6	0.0	35.4
Provision for taxes	33.8	3.3	0.0	37.1
Net income	56.8	5.1	0.0	61.9

2009
Revenues - external	$563.2	$99.7	$0.0	$662.9
Sales to affiliates	0.4	3.4	(3.5)	0.3

Total revenues	563.6	103.1	(3.5)	663.2
Depreciation	49.3	11.0	0.0	60.3
Total interest charges	28.6	4.8	0.0	33.4
Provision for taxes	27.8	2.9	0.0	30.7
Net income	48.5	4.6	0.0	53.1

Six months ended Jun. 30,
2010
Revenues - external	$1,077.6	$294.1	$0.0	$1,371.7
Sales to affiliates	0.7	14.9	(15.1)	0.5

Total revenues	1,078.3	309.0	(15.1)	1,372.2
Depreciation	106.6	22.8	0.0	129.4
Total interest charges	61.1	9.2	0.0	70.3
Provision for taxes	61.6	14.5	0.0	76.1
Net income	104.9	23.0	0.0	127.9

Total assets at Jun. 30, 2010	$5,589.6	$830.7	($17.5)	$6,402.8

2009
Revenues - external	$1,070.5	$246.2	$0.0	$1,316.7
Sales to affiliates	0.7	9.9	(10.1)	0.5

Total revenues	1,071.2	256.1	(10.1)	1,317.2
Depreciation	97.3	21.8	0.0	119.1
Total interest charges	56.8	9.5	0.0	66.3
Provision for taxes	37.2	10.1	0.0	47.3
Net income	66.8	15.8	0.0	82.6

Total assets at Dec. 31, 2009	$5,457.5	$826.0	($9.7)	$6,273.8

10. Accounting for Derivative Instruments and Hedging Activities

From time to time, Tampa Electric Company enters into futures, forwards, swaps and option contracts for the following purposes:

•	To limit the exposure to price fluctuations for physical purchases and sales of natural gas in the course of normal operations; and

•	To limit the exposure to interest rate fluctuations on debt securities.

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

A company’s physical contracts qualify for the normal purchase/normal sale (NPNS) exception to derivative accounting rules, provided they meet certain criteria. Generally, NPNS applies if the company deems the counterparty creditworthy, if the counterparty owns or controls resources within the proximity to allow for physical delivery of the commodity, if the company intends to receive physical delivery and if the transaction is reasonable in relation to the company’s business needs. As of Jun. 30, 2010, all of Tampa Electric Company’s physical contracts qualify for the NPNS exception.

The following table presents the derivative hedges of natural gas contracts at Jun. 30, 2010 and Dec. 31, 2009 to limit the exposure to changes in the market price for natural gas used to produce energy and natural gas purchased for resale to customers:

Natural Gas Derivatives (1)

(millions)	Jun. 30, 2010	Dec. 31, 2009
Current assets	$0.5	$0.8
Long-term assets	0.0	0.0

Total assets	$0.5	$0.8

Current liabilities(1)	$36.2	$33.1
Long-term liabilities	4.8	3.6

Total liabilities	$41.0	$36.7

(1)	Amounts presented above are on a gross basis, with asset and liability positions netted by counterparty in accordance with accounting standards for derivatives and hedging.

The ending balance in accumulated other comprehensive income (AOCI) related to previously settled interest rate swaps at Jun. 30, 2010 is a net loss of $5.7 million after tax and accumulated amortization. This compares to a net loss of $6.1 million in AOCI after tax and accumulated amortization at Dec. 31, 2009.

The following table presents the effect of energy related derivatives on the fuel recovery clause mechanism in the Consolidated Condensed Balance Sheet as of Jun. 30, 2010:

Energy Related Derivatives

	Asset Derivatives		Liability Derivatives
(millions) at Jun. 30, 2010	Balance Sheet Location(1)	Fair Value	Balance Sheet Location(1)	Fair Value
Commodity Contracts:

Natural gas derivatives:
Current	Regulatory liabilities	$0.5	Regulatory assets	$36.2
Long-term	Regulatory liabilities	0.0	Regulatory assets	4.8

Total		$0.5		$41.0

(1)	Natural gas derivatives are deferred in accordance with accounting standards for regulated operations and all increases and decreases in the cost of natural gas supply are passed on to customers with the fuel recovery clause mechanism. As gains and losses are realized in future periods, they will be recorded as fuel costs in the Consolidated Condensed Statements of Income.

Based on the fair value of the instruments at Jun. 30, 2010, net pretax losses of $35.7 million are expected to be reclassified from regulatory assets to the Consolidated Condensed Statements of Income within the next twelve months.

The following table presents the effect of hedging instruments on OCI and income for the three and six months ended Jun. 30:

(millions) Derivatives in Cash Flow Hedging Relationships	Location of Gain/(Loss) Reclassified From AOCI Into Income	Amount of Gain/(Loss) Reclassified From AOCI Into Income
	Effective Portion(1)	Three months ended Jun. 30:	Six months ended Jun. 30:
2010
Interest rate contracts:	Interest expense	($0.2)	($0.4)

Total		($0.2)	($0.4)

2009
Interest rate contracts:	Interest expense	($0.1)	($0.3)

Total		($0.1)	($0.3)

(1)	Changes in OCI and AOCI are reported in after-tax dollars.

For derivative instruments that meet cash flow hedge criteria, the effective portion of the gain or loss on the derivative is reported as a component of OCI and reclassified into earnings in the same period or period during which the hedged transaction affects earnings. Gains and losses on the derivatives representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. For the three months and six months ended Jun. 30, 2010 and 2009, all hedges were effective.

The maximum length of time over which the company is hedging its exposure to the variability in future cash flows extends to Dec. 31, 2012 for the financial natural gas contracts. The following table presents by commodity type the company’s derivative volumes that, as of Jun. 30, 2010, are expected to settle during the 2010, 2011 and 2012 fiscal years:

(millions) Year	Natural Gas Contracts (MMBTUs)
	Physical	Financial
2010	0.0	20.5
2011	0.0	13.9
2012	0.0	2.3

Total	0.0	36.7

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

It is possible that volatility in commodity prices could cause Tampa Electric Company to have material credit risk exposures with one or more counterparties. If such counterparties fail to perform their obligations under one or more agreements, Tampa Electric Company could suffer a material financial loss. However, as of Jun. 30, 2010, substantially all of the counterparties with transaction amounts outstanding in Tampa Electric Company’s energy portfolio are rated investment grade by the major rating agencies. Tampa Electric Company assesses credit risk internally for counterparties that are not rated.

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

Tampa Electric Company has implemented procedures to monitor the creditworthiness of our counterparties and to consider nonperformance in valuing counterparty positions. Tampa Electric Company monitors counterparties’ credit standing, including those that are experiencing financial problems, have significant swings in credit default swap rates, have credit rating changes by external rating agencies, or have changes in ownership. Net liability positions are generally not adjusted as Tampa Electric Company uses derivative transactions as hedges and has the ability and intent to perform under each of these contracts. In the instance of net asset positions, Tampa Electric Company considers general market conditions and the observable financial health and outlook of specific counterparties, forward looking data such as credit default swaps, when available, and historical default probabilities from credit rating agencies in evaluating the potential impact of nonperformance risk to derivative positions. As of Jun. 30, 2010, substantially all positions with counterparties are net liabilities.

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

The table below presents the fair value of the overall contractual contingent liability positions for Tampa Electric Company’s derivative activity at Jun. 30, 2010:

(millions) At Jun. 30, 2010	Fair Value Asset/ (Liability)	Derivative Exposure Asset/ (Liability)	Posted Collateral
Credit Rating	($40.5)	($40.5)	$0.0

11. Fair Value Measurements

Items Measured at Fair Value on a Recurring Basis

The following tables set forth, by level within the fair value hierarchy, Tampa Electric Company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of Jun. 30, 2010 and Dec. 31, 2009. As required by accounting standards for fair value measurements, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Tampa Electric Company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. For all assets and liabilities presented below the market approach was used in determining fair value.

Recurring Derivative Fair Value Measures

	At fair value as of Jun. 30, 2010
(millions)	Level 1	Level 2	Level 3	Total
Assets
Natural gas swaps	$0.0	$0.5	$0.0	$0.5

Total	$0.0	$0.5	$0.0	$0.5

Liabilities
Natural gas swaps	$0.0	$41.0	$0.0	$41.0

Total	$0.0	$41.0	$0.0	$41.0

	At fair value as of Dec. 31, 2009
(millions)	Level 1	Level 2	Level 3	Total
Assets
Natural gas swaps	$0.0	$0.8	$0.0	$0.8

Total	$0.0	$0.8	$0.0	$0.8

Liabilities
Natural gas swaps	$0.0	$36.7	$0.0	$36.7

Total	$0.0	$36.7	$0.0	$36.7

Natural gas swaps are over-the-counter swap instruments. The primary pricing inputs in determining the fair value of natural gas swaps are the New York Mercantile Exchange (NYMEX) quoted closing prices of exchange-traded instruments. These prices are applied to the notional amounts of active positions to determine the reported fair value.

Tampa Electric Company considered the impact of nonperformance risk in determining the fair value of derivatives. Tampa Electric Company considered the net position with each counterparty, past performance of both parties and the intent of the parties, indications of credit deterioration, and whether the markets in which we transact have experienced dislocation. At Jun. 30, 2010, the fair value of derivatives was not materially affected by nonperformance risk. Tampa Electric Company's net positions with substantially all counterparties were liability positions.

Fair Value of Long-Term Debt

At Jun. 30, 2010, Tampa Electric Company’s total long-term debt had a carrying amount of $1,998.1 million and an estimated fair market value of $2,193.7 million. At Dec. 31, 2009, total long-term debt had a carrying amount of $1,999.4 million and an estimated fair market value of $2,115.4 million.

12. Variable Interest Entities

Tampa Electric Company accounts for VIEs under accounting standards for consolidations. In accordance with these standards, Tampa Electric Company evaluates for consolidation all long-term agreements with VIEs in which contractual, ownership or other pecuniary interests in that entity change with changes in the fair value of the entity’s net assets. A party to an agreement that has both 1) the power to direct the activities of a VIE that most significantly impact the entity's economic performance and 2) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE, is considered to be the primary beneficiary and is required to consolidate that entity.

Tampa Electric Company has entered into multiple PPAs with wholesale energy providers in Florida to ensure the ability to meet customer energy demand and to provide lower cost options in the meeting of this demand. These agreements range in size from 121 MW to 370 MW of available capacity, are with similar entities and contain similar provisions. Because some of these provisions provide for the transfer or sharing of a number of risks inherent in the generation of energy, these agreements meet the definition of being variable interest entities. These risks include: operating and maintenance; regulatory; credit; commodity/fuel; and energy market risk. Tampa Electric Company has reviewed these risks and has determined that the owners of these entities have retained the majority of these risks over the expected life of the underlying generating assets, have the power to direct the most significant activities, the obligation or right to absorb losses or benefits and hence remain the primary beneficiaries. As a result, Tampa Electric Company is not required to consolidate any of these entities. Tampa Electric Company purchased $49.1 million and $56.1 million, and $106.3 million and $98.3 million, under these PPAs for the three months and six months ended Jun. 30, 2010 and 2009, respectively.

In one instance Tampa Electric Company’s agreement with the entity for 370 MW of capacity was entered into prior to Dec. 31, 2003, the effective date of consolidation standards. Under the standards, Tampa Electric Company is required to make an exhaustive effort to obtain sufficient information to determine if this entity is a VIE and which holder of the variable interests is the primary beneficiary. The owners of this entity are not willing to provide the information necessary to make these determinations, under the contract have no obligation to do so and the information is not available publicly. As a result, Tampa Electric Company is unable to determine if this entity is a VIE and, if so, which variable interest holder, if any, is the primary beneficiary. Tampa Electric Company has no obligation to this entity beyond the purchase of capacity; therefore, the maximum exposure for Tampa Electric Company is the obligation to pay for such capacity under terms of the PPA at rates that could be unfavorable to the wholesale market. The Tampa Electric Company purchased $17.6 million and $11.2 million, and $30.3 million and $17.4 million under this PPA for the three months and six months ended Jun. 30, 2010 and 2009, respectively.

Tampa Electric Company does not provide any material financial or other support to any of the VIEs it is involved with, nor is it under any obligation to absorb losses associated with these VIEs. Tampa Electric Company’s involvement with these VIEs does not affect our Consolidated Condensed Balance Sheets, Statements of Income or Cash Flows.

13. Subsequent Events

Stipulation with Intervenors – Tampa Electric

In July 2010, Tampa Electric entered into a stipulation with intervenors to resolve all issues related to the 2008 base rate proceedings including the 2010 step increase, as well as the intervenors’ appeal to the Florida Supreme Court. The stipulation is subject to final approval by the FPSC, and a vote on this matter is expected in August 2010. If approved, Tampa Electric Company will make a one-time reduction of $24.0 million to customer bills in 2010. See Note 3 for further discussion.

Item 2.	MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS

This Management’s Discussion & Analysis contains forward-looking statements, which are subject to the inherent uncertainties in predicting future results and conditions. Actual results may differ materially from those forecasted. The forecasted results are based on the company’s current expectations and assumptions, and the company does not undertake to update that information or any other information contained in this Management’s Discussion & Analysis, except as may be required by law. Factors that could impact actual results include: regulatory actions by federal, state or local authorities; the approval of Tampa Electric’s regulatory stipulation before the FPSC, or if the stipulation is not approved the hearing before the FPSC on Tampa Electric’s 2010 portion of rates approved in 2009, and the intervenor’s appeal of that rate change to the Florida Supreme Court; unexpected capital needs or unanticipated reductions in cash flow that affect liquidity; the ability to access the capital and credit markets when required; the availability of adequate rail transportation capacity for the shipment of TECO Coal’s production; general economic conditions affecting energy sales at the utility companies; economic conditions, both national and international, affecting the Florida economy and demand for TECO Coal’s production; weather variations and changes in customer energy usage patterns affecting sales and operating costs at Tampa Electric and Peoples Gas and the effect of extreme weather conditions or hurricanes; operating conditions, commodity prices; operating cost and environmental or safety rule changes affecting the production levels and margins at TECO Coal; fuel cost recoveries and related cash at Tampa Electric and natural gas demand at Peoples Gas; the ability of TECO Energy’s subsidiaries to operate equipment without undue accidents, breakdowns or failures; changes in the U.S. federal tax code on earnings from foreign investments that could reduce earnings; and the ultimate outcome of efforts to revise the significantly lower EEGSA VAD tariff rates implemented by regulatory authorities in Guatemala effective Aug. 1, 2008 affecting TECO Guatemala’s results. Additional information is contained under “Risk Factors” in TECO Energy, Inc.’s Annual Report on Form 10-K for the period ended Dec. 31, 2009, and as updated by Item 1A “Risk Factors” of Part II of its Report on Form 10-Q for the quarter ended Mar. 31, 2010.

Earnings Summary - Unaudited

	Three months ended Jun. 30,		Six months ended Jun. 30,
(millions, except per share amounts)	2010	2009	2010	2009
Consolidated revenues	898.8	825.2	1,811.1	1,649.2

Net income	75.7	60.9	131.7	95.6

Average common shares outstanding
Basic	212.5	211.7	212.4	211.6
Diluted	214.7	212.5	214.5	212.3

Earnings per share - basic
Earnings per share - basic	0.35	0.29	0.61	0.45

Earnings per share - diluted
Earnings per share - diluted	0.35	0.29	0.61	0.45

Operating Results

Three Months Ended Jun. 30, 2010

TECO Energy, Inc. reported second quarter net income attributable to TECO Energy of $75.5 million or $0.35 per share, compared to $60.9 million or $0.29 per share in the second quarter of 2009. Results in the second quarter of 2010 were reduced by a $4.1 million charge related to early debt retirement completed in April.

Six Months Ended Jun. 30, 2010

Year-to-date net income and earnings per share were $131.3 million or $0.61 per share in 2010, compared to $95.6 million or $0.45 per share in the same period in 2009. Year-to-date results in 2010 were reduced by charges of $20.3 million for early debt retirement and $0.9 million for restructuring; results in the 2009 year-to-date period benefited from $5.1 million of net charges and gains, primarily the gain on the sale of the Guatemalan telecommunications provider, Navega.

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

Tampa Electric Company – Electric Division

Net income for the second quarter was $56.8 million, compared with $48.5 million for the same period in 2009. Results for the quarter reflected higher base rates effective in May 2009 and the 2010 portion of rates approved by the Florida Public Service Commission (FPSC) in December 2009. Results also reflected a 0.7% higher average number of customers, higher earnings on nitrogen oxide (NOx) control projects, and higher operations and maintenance expenses. Net income included $0.3 million of Allowance for Funds Used During Construction (AFUDC) - equity, which represents allowed equity cost capitalized to construction costs, related to the installation of the final NOx control project at the Big Bend Station, compared with $2.5 million in the 2009 period.

Total retail energy sales increased 2.0% in the second quarter of 2010, compared to the same period in 2009. Total degree days in Tampa Electric's service area were 12% above normal and 6% higher than in the second quarter of 2009. Pretax base revenue increased between $3 and $5 million from warmer spring weather in the second quarter of 2010, compared to the same period last year. Pretax base revenues increased between $13 and $17 million in the second quarter of 2010, due to the new base rates approved by the FPSC for Tampa Electric effective in May 2009 and January 2010.

Sales to the weather-sensitive residential customer segment increased 3.7% due to the warmer-than-normal spring weather. Sales to the commercial and industrial-other customer segments decreased 0.9% and 4.0% respectively, in the second quarter, primarily due to the economic conditions in the Tampa area. Sales to industrial-phosphate customers increased 23% in the second quarter of 2010, driven by higher demand for fertilizer products and lower self-generation at their facilities.

Operations and maintenance expense, excluding all FPSC-approved cost recovery clauses, increased $2.4 million, driven primarily by the accrual of performance-based incentive compensation for all employees based on year-to-date financial results.

Compared to the second quarter of 2009, depreciation and amortization expense increased $2.7 million, reflecting additions to facilities to serve customers including peaking combustion turbines, SCR projects and coal rail unloading facilities. Interest expense at Tampa Electric increased slightly due to higher long-term debt balances.

Year-to-date net income was $104.9 million, compared with $66.8 million in the 2009 period, driven primarily by higher base revenues from favorable weather, new base rates, 0.5% higher average number of customers, higher earnings on NOx control projects, and lower operations and maintenance expenses. Net income included $1.3 million of AFUDC - equity related to the installation of NOx control equipment, compared with $5.8 million in the 2009 period for NOx control projects and peaking combustion turbines. Sales to other utilities declined 15% from the 2009 period, reflecting lower natural gas prices.

Total degree days in Tampa Electric's service area were 20% above normal and 15% above the prior year-to-date period. Pretax base revenue increased between $18 and $25 million from favorable weather in 2010 compared to the same period last year. Pretax base revenues increased between $40 and $50 million in the 2010 year-to-date period due to the new base rates approved by the FPSC for Tampa Electric effective in May 2009 and January 2010.

In the 2010 year-to-date period, total retail energy sales increased 4.6%, compared to the 2009 period, driven primarily by favorable weather and the 0.5% increase in the average number of customers. Favorable weather in the period contributed to a 10.6% increase in sales to the weather-sensitive residential customer class. Sales to commercial and industrial-other customers declined by 1.0% and 7.3% respectively, primarily due to economic conditions. Operations and maintenance expense, excluding all FPSC-approved cost recovery clauses, decreased $2.7 million. Lower spending on planned generating unit outages and lower costs to operate the distribution system were partially offset by the accrual of performance-based incentive compensation for all employees.

Compared to the 2009 year-to-date period, depreciation and amortization expense increased $5.8 million, reflecting the additions to facilities to serve customers discussed above. Interest expense at Tampa Electric increased slightly due to higher long-term debt balances.

A summary of Tampa Electric’s operating statistics for the three months and six months ended Jun. 30, 2010 and 2009 follows:

	Operating Revenues			Kilowatt-hour sales
(millions, except average customers)	2010	2009	% Change	2010	2009	% Change
Three months ended Jun. 30,
By Customer Type
Residential	$255.7	$257.6	(0.7)	2,133.8	2,057.1	3.7
Commercial	161.3	173.3	(6.9)	1,549.3	1,563.6	(0.9)
Industrial – Phosphate	23.5	19.9	18.1	271.2	220.3	23.1
Industrial – Other	26.8	29.3	(8.5)	275.4	287.1	(4.1)
Other sales of electricity	46.9	50.5	(7.1)	438.7	450.3	(2.6)
Deferred and other revenues (1)	16.4	7.4	121.6	0.0	0.0	0.0

Total	530.6	538.0	(1.4)	4,668.4	4,578.4	2.0
Sales for resale	10.3	13.1	(21.4)	132.9	121.1	9.7
Other operating revenue	12.2	12.4	(1.6)	0.0	0.0	0.0
SO2 Allowance sales	0.1	0.1	0.0	0.0	0.0	0.0

Total	$553.2	$563.6	(1.8)	4,801.3	4,699.5	2.2

Average customers (thousands)	671.0	666.4	0.7
Retail output to line (kilowatt hours)				5,331.3	5,100.7	4.5

Six months ended Jun. 30,
By Customer Type
Residential	$522.9	$508.7	2.8	4,363.8	3,944.8	10.6
Commercial	308.4	339.5	(9.2)	2,934.5	2,963.5	(1.0)
Industrial – Phosphate	45.0	40.8	10.3	514.9	467.1	10.2
Industrial – Other	50.8	58.6	(13.3)	518.2	559.2	(7.3)
Other sales of electricity	93.2	100.5	(7.3)	869.5	864.8	0.5
Deferred and other revenues (1)	13.0	(25.1)	(151.8)	0.0	0.0	0.0

Total	1,033.3	1,023.0	1.0	9,200.9	8,799.4	4.6
Sales for resale	20.1	25.2	(20.2)	227.1	266.7	(14.8)
Other operating revenue	24.6	22.9	7.4	0.0	0.0	0.0
SO2 Allowance sales	0.1	0.1	0.0	0.0	0.0	0.0
NOx Allowance sales	0.2	0.0	0.0	0.0	0.0	0.0

Total	$1,078.3	$1,071.2	0.7	9,428.0	9,066.1	4.0

Average customers (thousands)	670.5	666.8	0.6
Retail output to line (kilowatt hours)				9,967.5	9,463.4	5.3

(1)	Primarily reflects the timing of environmental and fuel clause recoveries.

Tampa Electric Company – Natural Gas Division (Peoples Gas)

Peoples Gas reported net income of $5.1 million for the second quarter, compared to $4.6 million in the same period in 2009. Quarterly results reflect a 0.5% higher average number of customers, lower sales to residential customers due to milder late spring weather and increased sales to commercial and interruptible customers due to the return to service of several higher volume customers that were idle in the 2009 period. Pretax base revenues increased approximately $4 million due to the higher base rates which became effective in June 2009. Non-fuel operations and maintenance expense increased, due to the accrual of performance-based incentive compensation for all employees based on year-to-date financial results and a provision related to potential earnings above the top of the allowed return on equity (ROE) range, discussed below. Results also reflect increased depreciation expense due to routine plant additions.

In 2010, as a result of the unprecedented cold winter weather, Peoples Gas expects to earn above the top of its allowed ROE range of 9.75% to 11.75%. As a result, in the second quarter of 2010, Peoples Gas recorded a provision related to these potential earnings. The disposition of any earnings above the top of the allowed range would be determined by the FPSC.

Peoples Gas reported net income of $23.0 million for the year-to-date period, compared to $15.8 million in the same period in 2009. Results reflect a 0.4% higher average number of customers. Residential customer usage increased due to colder first quarter winter weather in 2010. Pretax base revenues increased approximately $10 million due to the unusually cold winter weather and approximately $5 million due to the higher base rates which became effective in June 2009. Increased sales to commercial and industrial customers reflect the colder-than-normal winter weather, the return to service of several higher volume customers that were idle in the 2009 period and generally higher usage by those customers. Gas transported for power generation customers increased over the 2009 year-to-date period due to higher power demand in the first quarter. Non-fuel operations and maintenance expense increased, due to the same factors as in the second quarter.

A summary of PGS’ regulated operating statistics for the three months and six months ended Jun. 30, 2010 and 2009 follows:

	Operating Revenues			Therms
(millions, except average customers)	2010	2009	% Change	2010	2009	% Change
Three months ended Jun. 30,
By Customer Type
Residential	$29.2	$27.1	7.7	13.5	13.7	(1.5)
Commercial	34.6	33.2	4.2	96.2	91.6	5.0
Industrial	2.2	1.8	22.2	48.5	45.4	6.8
Off system sales	36.0	26.3	36.9	72.7	62.2	16.9
Power generation	2.2	2.6	(15.4)	143.9	144.9	(0.7)
Other revenues	9.7	10.0	(3.0)	0.0	0.0	0.0

Total	$113.9	$101.0	12.8	374.8	357.8	4.8

By Sales Type
System supply	$81.1	$69.5	16.7	98.1	89.0	10.2
Transportation	23.1	21.5	7.4	276.7	268.8	2.9
Other revenues	9.7	10.0	(3.0)	0.0	0.0	0.0

Total	$113.9	$101.0	12.8	374.8	357.8	4.8

Average customers (thousands)	337.2	335.5	0.5

Six months ended Jun. 30,
By Customer Type
Residential	$100.7	$86.5	16.4	59.7	46.8	27.6
Commercial	84.6	80.5	5.1	221.5	201.7	9.8
Industrial	4.8	4.0	20.0	103.2	92.3	11.8
Off system sales	87.4	52.7	65.8	155.1	113.2	37.0
Power generation	4.5	5.3	(15.1)	272.8	253.0	7.8
Other revenues	22.4	23.0	(2.6)	0.0	0.0	0.0

Total	$304.4	$252.0	20.8	812.3	707.0	14.9

By Sales Type
System supply	$230.0	$183.2	25.5	244.2	191.2	27.7
Transportation	52.0	45.8	13.5	568.1	515.8	10.1
Other revenues	22.4	23.0	(2.6)	0.0	0.0	0.0

Total	$304.4	$252.0	20.8	812.3	707.0	14.9

Average customers (thousands)	336.8	335.5	0.4

TECO Coal

TECO Coal reported second quarter net income of $20.7 million on sales of 2.4 million tons, compared to $10.1 million on sales of 2.2 million tons in the same period in 2009. Results in 2010 included a $2.0 million benefit from the settlement of state income tax issues recorded in prior years. In 2009, net income for the quarter included $2.0 million related to a payment for a contract renegotiation with a steam coal customer, which resulted in higher selling prices in 2009 in exchange for deferred deliveries of contracted tons into 2010 and 2011.

In 2010, results reflect an average net per-ton selling price, excluding transportation allowances, of almost $77 per ton, approximately 9% higher than in 2009, and above prior guidance due to a sales mix that was more heavily weighted to metallurgical and PCI coal. Second quarter 2010 metallurgical and PCI coal sales were above prior projections due to recovery in the steel industry and the shift of previously deferred steam coal tons to the PCI market. In the second quarter of 2010, the all-in total per-ton cost of production increased to almost $67 per ton, which is within the cost guidance range previously provided. TECO Coal's effective income tax rate in the second quarter of 2010 was a more normal 24%, excluding the effect of the $2 million state income tax settlement discussed above, compared to 14% in the 2009 period.

TECO Coal recorded year-to-date net income of $37.5 million on sales of 4.6 million tons in 2010, compared to $18.1 million on sales of 4.5 million tons in the 2009 period. Year-to-date net income includes a $5.3 million benefit from the settlement of state income tax issues recorded in prior years. The year-to-date sales mix was driven by the same factors as in the second quarter. The 2010 year-to-date average net per-ton selling price and the all-in total per-ton cost of production were similar to those reported for the second quarter. TECO Coal's effective income tax rate was a more normal 23%, excluding the effect of the state income tax settlements discussed above, compared to 14% in the 2009 year-to-date period.

TECO Guatemala

TECO Guatemala reported second quarter net income of $10.6 million in 2010, compared to $7.9 million in the 2009 period. Year-to-date 2010 net income was $21.0 million, compared to $21.1 million in the 2009 period. Year-to-date net income in 2009 included an $8.7 million gain on the sale of the telecommunication company, Navega. Results in the 2010 quarter for the distribution utility (EEGSA) and affiliated companies included an $0.8 million benefit related to an adjustment to previously estimated year-end equity balances, compared to a similar $2.5 million benefit in 2009.

Higher contract and spot energy sales at the San José Power Station increased net income $4.7 million in the second quarter of 2010 from normal operations of the plant. Because the capacity payment for the San José Power Station is calculated on a rolling 12-month average, it was reduced by similar amounts in both the 2010 and 2009 quarters due to unplanned outages in 2009. The San José Power Station did not operate in the second quarter of 2009 due to the extended unplanned outage as a result of a generator rotor failure. The repairs were completed and the unit returned to service July 2, 2009.

Parent & Other

The cost for Parent & other in the second quarter of 2010 was $17.7 million, compared to a cost of $10.2 million in the same period in 2009. In 2010, the cost for Parent & other included the $4.1 million charge for parent debt retirement. Results in 2010 included a $0.7 million negative valuation adjustment to foreign tax credits based on estimated foreign source income and projected timing of the utilization of the net operating loss (NOL) carry forwards. Results in 2009 included a $2.6 million benefit from a sale of property by TECO Properties. The year-to-date Parent & other cost was $55.1 million in 2010, compared to $26.2 million in the 2009 period. The 2010 year-to-date cost included $20.3 million of debt retirement charges and $0.9 million of final restructuring charges. The 2009 year-to-date Parent & other cost included the $3.6 million valuation adjustment recorded in the first quarter on auction rate securities held at TECO Energy. In 2010, the year-to-date cost for Parent & other also included negative valuation adjustments to foreign tax credits totaling $5.9 million, and a $1.1 million charge to adjust deferred tax balances related to the Medicare Part D subsidies as a result of the Patient Protection and Affordable Care Act enacted in the first quarter.

Income Taxes

The provisions for income taxes from continuing operations for the six month periods ended Jun. 30, 2010 and 2009 were $70.4 million and $45.1 million, respectively.

Liquidity and Capital Resources

The table below sets forth the Jun. 30, 2010 consolidated liquidity and cash balances, the cash balances at the operating companies and TECO Energy parent, and amounts available under the TECO Energy/TECO Finance and Tampa Electric Company credit facilities.

	Balances as of Jun. 30, 2010
(millions)	Consolidated	Tampa Electric Company	Other	Parent
Credit facilities	$675.0	$475.0	$0.0	$200.0
Drawn amounts / LCs	84.6	77.9	0.0	6.7

Available credit facilities	590.4	397.1	0.0	193.3

Cash and short-term investments	97.8	7.4	45.9	44.5

Total liquidity	$688.2	$404.5	$45.9	$237.8

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

Covenants in Financing Agreements

In order to utilize their respective bank credit facilities, TECO Energy, TECO Finance and Tampa Electric Company must meet certain financial tests as defined in the applicable agreements. In addition, TECO Energy, TECO Finance, Tampa Electric Company and other operating companies have certain restrictive covenants in specific agreements and debt instruments. At Jun. 30, 2010, TECO Energy, TECO Finance, Tampa Electric Company and the other operating companies were in compliance with all applicable financial covenants. The table that follows lists the covenants and the performance relative to them at Jun. 30, 2010. Reference is made to the specific agreements and instruments for more details.

Significant Financial Covenants

(millions, unless otherwise indicated) Instrument	Financial Covenant (1)	Requirement/Restriction	Calculation at Jun. 30, 2010
Tampa Electric Company
Credit facility (2)	Debt/capital	Cannot exceed 65%	49.0%
Accounts receivable credit facility (2)	Debt/capital	Cannot exceed 65%	49.0%
6.25% senior notes	Debt/capital	Cannot exceed 60%	49.0%
	Limit on liens (3)	Cannot exceed $700	$0 liens outstanding
Insurance agreement relating to 5% refunding bonds	Limit on liens (3)	Cannot exceed $438 (7.5% of net assets)	$0 liens outstanding
TECO Energy/TECO Finance
Credit facility (2)	EBITDA/interest (4)	Minimum of 2.6 times	4.3 times
TECO Energy and TECO Finance 6.75% notes	Restrictions on secured debt (5)	(6)	(6)
CGESJ
Non-recourse project debt-dividend restriction	EBITDA/debt service (4)	Minimum of 1.3 times	4.0 times

(1)	As defined in each applicable instrument.
(2)	See description of credit facilities in Note 6 to the 2009 TECO Energy, Inc. Annual Report on Form 10-K.
(3)	If the limitation on liens is exceeded, the company is required to provide ratable security to the holders of these notes.
(4)	EBITDA generally represents EBIT before depreciation and amortization. However, the term is subject to the definition prescribed under the relevant agreement.
(5)	These limitations would not include first mortgage bonds of Tampa Electric Company if any were outstanding.
(6)	The indentures for these notes contain restrictions which limit secured debt of TECO Energy if secured by Principal Property or Capital Stock or indebtedness of directly held subsidiaries (with exceptions as defined in the indentures) without equally and ratably securing these notes.

Credit Ratings of Senior Unsecured Debt at Jun. 30, 2010

	Standard & Poor’s	Moody’s	Fitch
Tampa Electric Company	BBB	Baa1	BBB+
TECO Energy/TECO Finance	BBB-	Baa3	BBB-

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

Off-Balance Sheet Financing

Unconsolidated affiliates have project debt balances as follows at Jun. 30, 2010. TECO Energy has no debt payment obligations with respect to these financings. Although the company is not directly obligated on the debt, the equity interest in those unconsolidated affiliates is at risk if those projects are not operated successfully.

(millions)	Long-term Debt	Ownership Interest
DECA II	$176.8	24%

2010 Guidance and Business Drivers

TECO Energy indicated in February its outlook for 2010 earnings to be within a range of $1.20 and $1.35 per share, excluding charges and gains. As announced on July 20, TECO Energy now expects earnings to be within a range of $1.25 and $1.35 per share including the effects of the regulatory stipulation announced that day and excluding charges and gains.

The guidance was provided in the form of a range to allow for varying outcomes with respect to important variables, such as the strength of the economic recovery in 2010, weather and customer usage at the Florida utilities, demand for production and the potential for deferral of contracted tons at TECO Coal. The February guidance range included TECO Coal’s sales forecast of between 8.3 and 8.7 million tons, at an average selling price of $75 per ton and an average all-in, total cost of production in a range between $65 and $69 per ton. At the same time, Tampa Electric and Peoples Gas forecasted no customer growth and that energy sales would be below 2009 levels, primarily due to lower sales to commercial and industrial customers.

Tampa Electric has entered into a stipulation with the intervenors (the Office of Public Counsel, the State of Florida Office of the Attorney General, the Florida Industrial Power Users Group and the Florida Retail Federation) in FPSC Docket No. 090368-EI “Review of the continuing need and cost associated with Tampa Electric Company’s 5 Combustion Turbines and Big Bend Rail Facility” and Tampa Electric’s 2008 base rate proceeding. This stipulation resolves all issues in the above docket, and all issues in the intervenors appeal of the FPSC’s 2009 decision in Tampa Electric’s base rate proceeding pending before the Florida Supreme Court, thereby enabling the docket related to the base rate proceeding to be closed.

Under the terms of the stipulation, the $25.7 million step increase remains in effect for 2010, and Tampa Electric will make a one-time reduction of $24.0 million to customer’s bills in 2010. Effective Jan. 1, 2011, and for subsequent years, rates of $24.4 million (a $1.3 million reduction from the $25.7 million in effect for 2010) related to the step increase will be in effect.

With the effects of the regulatory stipulation included, which is subject to FPSC approval, Tampa Electric expects to earn near the midpoint of its allowed ROE range of 10.25% to 12.25%. Taking into account the disposition of earnings above the top of its allowed ROE range, Peoples Gas expects to earn at the top of its allowed ROE range of 9.75% to 11.75% for the year primarily as a result of the abnormally cold winter weather. In the first half of 2010, Tampa Electric and Peoples Gas have recorded actual customer growth of 0.5% and 0.4%, respectively, and 4.6% higher retail electric sales and 14.9% higher therm sales, respectively, due to favorable weather and customer growth. The utilities expect to benefit from the year-to-date actual customer growth for the remainder of the year. Future customer growth is uncertain as the year-to-date growth appears to have been heavily influenced by the home-buyer tax credit program. This guidance assumes normal weather for the remainder of the year.

TECO Coal now expects to sell 9 million tons at an average price of almost $77 per ton. The all-in total cost of production is expected to be within the previously provided range but towards the high end reflecting higher contract miner costs, and the negative impact on productivity of increased safety inspections. The higher sales are driven by the improved domestic and world-wide demand for metallurgical coal. The utility steam coal market remains weak for new contract activity, but customers are taking delivery of existing contract amounts in 2010. TECO Coal’s effective income tax rate is expected to be the normal 25% for 2010.

TECO Guatemala expects 2010 earnings to be above 2009’s level. The San José Power Station is operating normally and the capacity payments are back to normal pre-outage levels. With the resumption of normal rainfall, the ability to make spot energy sales at good margins, which favorably impacted year-to-date results, is expected to be limited in the second half of the year. EEGSA continues to experience customer and energy sales growth and has partially mitigated the negative impacts of the lower Value Added Distribution (VAD). This issue remains unresolved and no resolution is expected in 2010. As previously reported, TECO Guatemala was in discussions with the Guatemalan regulatory authorities regarding the five-year extension of the power sales contract for the Alborada Power Station. Effective September 14, the contract will be extended for five years at rates approximately 55%, or $7.0 million after tax on an annual basis, below the current contract level. The 2010 impact of the lower capacity payments is included in the earnings outlook.

Parent & other expects to benefit from lower interest rates in the second half of 2010 as a result of the debt refinancing completed in April.

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

The valuation methods we used to determine fair value are described in Note 13 to the TECO Energy, Inc. Consolidated Condensed Financial Statements. In addition, the company considered the impact of nonperformance risk in determining the fair value of derivatives. The company considered the net position with each counterparty, past performance of both parties and the intent of the parties, indications of credit deterioration, and whether the markets in which we transact have experienced dislocation. At Jun. 30, 2010 the fair value of derivatives was not materially affected by nonperformance risk. Our net positions with substantially all counterparties were liability positions.

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

The change in fair value of derivatives is largely due to the decrease in the price of natural gas of approximately 16% from Dec. 31, 2009 to Jun. 30, 2010. For natural gas, the company maintains a similar volume hedged as of Jun. 30, 2010 from Dec. 31, 2009.

The following tables summarize the changes in and the fair value balances of derivative assets (liabilities) for the six months ended Jun. 30, 2010:

Changes in Fair Value of Derivatives (millions)

Net fair value of derivatives as of Dec. 31, 2009	$(36.6)
Additions and net changes in unrealized fair value of derivatives	(50.4)
Changes in valuation techniques and assumptions	0.0
Realized net settlement of derivatives	44.6

Net fair value of derivatives as of Jun. 30, 2010	$(42.4)

Roll-Forward of Derivative Net Assets (Liabilities) (millions)

Total derivative net liabilities as of Dec. 31, 2009	$(36.6)
Change in fair value of net derivative assets:
Recorded as regulatory assets and liabilities or other comprehensive income	(50.4)
Recorded in earnings	0.0
Realized net settlement of derivatives	44.6
Net option premium payments	0.0
Net purchase (sale) of existing contracts	0.0

Net fair value of derivatives as of Jun. 30, 2010	$(42.4)

Below is a summary table of sources of fair value, by maturity period, for derivative contracts at Jun. 30, 2010:

Maturity and Source of Derivative Contracts Net Assets (Liabilities) at Jun. 30, 2010 (millions)

Contracts Maturing in	Current	Non-current	Total Fair Value
Source of fair value
Actively quoted prices	$0.0	$0.0	$0.0
Other external sources (1)	(37.5)	(4.9)	(42.4)
Model prices (2)	0.0	0.0	0.0

Total	$(37.5)	$(4.9)	$(42.4)

(1)	Reflects over-the-counter natural gas or heating oil swaps for which the primary pricing inputs in determining fair value are NYMEX quoted closing prices of exchange traded instruments.
(2)	Model prices are used for determining the fair value of energy derivatives where price quotes are infrequent or the market is illiquid. Significant inputs to the models are derived from market-observable data and actual historical experience.

For all unrealized derivative contracts, the valuation is an estimate based on the best available information. Actual cash flows could be materially different from the estimated value upon maturity.

Item 4.	CONTROLS AND PROCEDURES

TECO Energy, Inc.

(a)	Evaluation of Disclosure Controls and Procedures. TECO Energy’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of TECO Energy’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this quarterly report (the Evaluation Date). Based on such evaluation, TECO Energy’s principal financial officer and principal executive officer have concluded that, as of the Evaluation Date, TECO Energy’s disclosure controls and procedures are effective.

(b)	Changes in Internal Controls. There was no change in TECO Energy’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of TECO Energy’s internal control over financial reporting that occurred during TECO Energy’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, such controls.

Tampa Electric Company

(a)	Evaluation of Disclosure Controls and Procedures. Tampa Electric Company’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of Tampa Electric Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the Evaluation Date. Based on such evaluation, Tampa Electric Company’s principal financial officer and principal executive officer have concluded that, as of the Evaluation Date, Tampa Electric Company’s disclosure controls and procedures are effective.

(b)	Changes in Internal Controls. There was no change in Tampa Electric Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of Tampa Electric Company’s internal control over financial reporting that occurred during Tampa Electric Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, such controls.

PART II. OTHER INFORMATION

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table shows the number of shares of TECO Energy common stock deemed to have been repurchased by TECO Energy:

	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Apr. 1, 2010 – Apr. 30, 2010	132,325	$15.90	0	0
May 1, 2010 – May 31, 2010	46,169	$16.72	0	0
Jun. 1, 2010 – Jun. 30, 2010	394	$15.84	0	0

Total 2nd Quarter 2010	178,888	$16.11	0	0

(1)	These shares were not repurchased through a publicly announced plan or program, but rather relate to compensation or retirement plans of the company. Specifically, these shares represent shares delivered in satisfaction of the exercise price and/or tax withholding obligations by holders of stock options who exercised options (granted under TECO Energy’s incentive compensation plans), shares delivered or withheld (under the terms of grants under TECO Energy’s incentive compensation plans) to offset tax withholding obligations associated with the vesting of restricted shares and shares purchased by the TECO Energy Group Retirement Savings Plan pursuant to directions from plan participants or dividend reinvestment.

Item 6.	EXHIBITS

Exhibits - See index on page 58.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECO ENERGY, INC.
(Registrant)

Date: August 6, 2010	By:	/s/ S. W. CALLAHAN
S. W. CALLAHAN
Vice President-Finance and Accounting and Chief Financial Officer
(Chief Accounting Officer)
(Principal Financial and Accounting Officer)

TAMPA ELECTRIC COMPANY
(Registrant)

Date: August 6, 2010	By:	/s/ S. W. CALLAHAN
S. W. CALLAHAN
Vice President-Finance and Accounting and Chief Financial Officer
(Chief Accounting Officer) (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Articles of Incorporation of TECO Energy, Inc., as amended on Apr. 20, 1993 (Exhibit 3, Form 10-Q for the quarter ended Mar. 31, 1993 of TECO Energy, Inc.).	*

3.2	Bylaws of TECO Energy, Inc., as amended effective Oct. 29, 2009 (Exhibit 3.1, Form 8-K dated Oct. 29, 2009 of TECO Energy, Inc.).	*

3.3	Articles of Incorporation of Tampa Electric Company (Exhibit 3 to Registration Statement No. 2-70653 of Tampa Electric Company).	*

3.4	Bylaws of Tampa Electric Company, as amended effective Jan. 30, 2008 (Exhibit 3.4, Form 10-K for 2007 of TECO Energy, Inc. and Tampa Electric Company).	*

10.1	TECO Energy, Inc. 2010 Equity Incentive Plan (Exhibit 10.1, Post-Effective Amendment No. 1 to Form S-8 Registration Statement No. 333-115954 dated May 5, 2010 of TECO Energy, Inc.).	*

10.2	Form of Performance Shares Agreement between TECO Energy, Inc. and certain officers under the TECO Energy, Inc. 2010 Equity Incentive Plan.

10.3	Form of Restricted Stock Agreement between TECO Energy, Inc. and certain officers under the TECO Energy, Inc. 2010 Equity Incentive Plan.

10.4	Form of Restricted Stock Agreement between TECO Energy, Inc. and certain directors under the TECO Energy, Inc. 2010 Equity Incentive Plan.

12.1	Ratio of Earnings to Fixed Charges – TECO Energy, Inc.

12.2	Ratio of Earnings to Fixed Charges – Tampa Electric Company.

31.1	Certification of the Chief Executive Officer of TECO Energy, Inc. pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of TECO Energy, Inc. pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of the Chief Executive Officer of Tampa Electric Company pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of the Chief Financial Officer of Tampa Electric Company pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of TECO Energy, Inc. pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification of the Chief Executive Officer and Chief Financial Officer of Tampa Electric Company pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

(1)	This certification accompanies the Quarterly Report on Form 10-Q and is not filed as part of it.
*	Indicates exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference. Exhibits filed with periodic reports of TECO Energy, Inc. and Tampa Electric Company were filed under Commission File Nos. 1-8180 and 1-5007, respectively.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.