Form 10-Q
period 2011-03-31
TAMPA ELECTRIC CO; TECO ENERGY INC
filed 2011-05-05
CIK 96271, 350563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate by check mark whether TECO Energy, Inc. is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES  ☐    NO  ☒

Indicate by check mark whether Tampa Electric Company is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES  ☐    NO  ☒

The number of shares of TECO Energy, Inc.’s common stock outstanding as of Apr. 28, 2011 was 214,936,829. As of Apr. 28, 2011, there were 10 shares of Tampa Electric Company’s common stock issued and outstanding, all of which were held, beneficially and of record, by TECO Energy, Inc.

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

Index to Exhibits appears on page 50.

PART I. FINANCIAL INFORMATION

Item 1.	CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

TECO ENERGY, INC.

In the opinion of management, the unaudited consolidated condensed financial statements include all adjustments that are of a recurring nature and necessary to state fairly the financial position of TECO Energy, Inc. and subsidiaries as of Mar. 31, 2011 and Dec. 31, 2010, and the results of their operations and cash flows for the periods ended Mar. 31, 2011 and 2010. The results of operations for the three month period ended Mar. 31, 2011 are not necessarily indicative of the results that can be expected for the entire fiscal year ending Dec. 31, 2011. References should be made to the explanatory notes affecting the consolidated financial statements contained in TECO Energy, Inc.’s Annual Report on Form 10-K for the year ended Dec. 31, 2010 and to the notes on pages 8 through 24 of this report.

TECO ENERGY, INC.

Consolidated Condensed Balance Sheets

Unaudited

Assets (millions)	Mar. 31, 2011	Dec. 31, 2010

Current assets
Cash and cash equivalents	$89.5	$67.5
Short-term investments	0.0	14.8
Receivables, less allowance for uncollectibles of $4.5 and $4.5 at Mar. 31, 2011 and Dec. 31, 2010, respectively	297.3	333.4
Inventories, at average cost
Fuel	163.1	169.5
Materials and supplies	80.4	78.1
Current derivative asset	6.1	2.7
Current regulatory assets	45.2	62.7
Prepayments and other current assets	26.6	28.5
Income tax receivables	0.1	0.4

Total current assets	708.3	757.6

Property, plant and equipment
Utility plant in service
Electric	6,549.2	6,558.9
Gas	1,130.6	1,115.0
Construction work in progress	235.6	212.4
Other property	404.6	398.5

Property, plant and equipment	8,320.0	8,284.8
Accumulated depreciation	(2,477.6)	(2,443.8)

Total property, plant and equipment, net	5,842.4	5,841.0

Other assets
Deferred income taxes, net	23.4	57.3
Long-term regulatory assets	335.0	341.9
Long-term derivative assets	1.6	0.2
Goodwill	55.4	55.4
Deferred charges and other assets	137.7	141.2

Total other assets	553.1	596.0

Total assets	$7,103.8	$7,194.6

The accompanying notes are an integral part of the consolidated condensed financial statements.

TECO ENERGY, INC.

Consolidated Condensed Balance Sheets - continued

Unaudited

Liabilities and Capital (millions)	Mar. 31, 2011	Dec. 31, 2010

Current liabilities
Long-term debt due within one year
Recourse	$67.1	$67.1
Non-recourse	11.2	11.2
Notes payable	0.0	12.0
Accounts payable	225.3	281.5
Customer deposits	157.6	156.5
Current regulatory liabilities	130.6	110.0
Current derivative liabilities	15.0	27.2
Interest accrued	64.3	42.4
Taxes accrued	35.6	26.2
Other current liabilities	18.2	18.2

Total current liabilities	724.9	752.3

Other liabilities
Investment tax credits	10.3	10.4
Long-term regulatory liabilities	632.0	630.8
Long-term derivative liabilities	0.2	2.6
Deferred credits and other liabilities	481.3	479.8
Long-term debt, less amount due within one year
Recourse	3,039.6	3,114.6
Non-recourse	30.7	33.5

Total other liabilities	4,194.1	4,271.7

Commitments and contingencies (see Note 10)

Capital
Common equity (400.0 million shares authorized; par value $1; 215.0 million shares and 214.9 million shares outstanding at Mar. 31, 2011 and Dec. 31, 2010, respectively)	215.0	214.9
Additional paid in capital	1,545.8	1,542.0
Retained earnings	437.6	430.0
Accumulated other comprehensive loss	(14.5)	(17.2)

TECO Energy stockholder’s equity	2,183.9	2,169.7
Noncontrolling interest	0.9	0.9

Total capital	2,184.8	2,170.6

Total liabilities and capital	$7,103.8	$7,194.6

The accompanying notes are an integral part of the consolidated condensed financial statements.

TECO ENERGY, INC.

Consolidated Condensed Statements of Income

Unaudited

	Three months ended Mar. 31,
(millions, except per share amounts)	2011	2010
Revenues
Regulated electric and gas (includes franchise fees and gross receipts taxes of $28.4 in 2011 and $30.9 in 2010)	$587.1	$706.5
Unregulated	209.0	205.8

Total revenues	796.1	912.3

Expenses
Regulated operations
Fuel	144.9	164.0
Purchased power	27.2	57.2
Cost of natural gas sold	82.0	116.0
Other	78.3	87.9
Operation other expense
Mining related costs	124.0	117.6
Guatemalan power generation	20.1	15.2
Other	1.4	1.6
Maintenance	48.8	44.7
Depreciation and amortization	79.8	77.0
Restructuring charges	0.0	1.5
Taxes, other than income	58.7	60.7

Total expenses	665.2	743.4

Income from operations	130.9	168.9

Other income (expense)
Allowance for other funds used during construction	0.3	1.0
Other income	1.5	3.4
Loss on debt extinguishment	0.0	(26.4)
Income from equity investments	0.0	2.7

Total other income	1.8	(19.3)

Interest charges
Interest expense	52.8	59.9
Allowance for borrowed funds used during construction	(0.2)	(0.6)

Total interest charges	52.6	59.3

Income before provision for income taxes	80.1	90.3
Provision for income taxes	28.4	34.3

Net income	$51.7	$56.0
Less: Net income attributable to noncontrolling interest	0.0	(0.2)

Net income attributable to TECO Energy	$51.7	$55.8

Average common shares outstanding – Basic	213.0	212.2
– Diluted	215.0	213.9

Earnings per share attributable to TECO Energy – Basic	$0.24	$0.26
– Diluted	$0.24	$0.26

Dividends paid per common share outstanding	$0.205	$0.20

The accompanying notes are an integral part of the consolidated condensed financial statements.

TECO ENERGY, INC.

Consolidated Condensed Statements of Comprehensive Income

Unaudited

	Three months ended Mar. 31,
(millions)	2011	2010
Net income	$51.7	$56.0

Other comprehensive income (loss), net of tax
Net unrealized gains on cash flow hedges	2.3	0.8
Amortization of unrecognized benefit costs and other	0.4	1.8
Recognized benefit costs due to settlement	0.0	0.9

Other comprehensive income, net of tax	2.7	3.5

Comprehensive income	54.4	59.5

Comprehensive income attributable to noncontrolling interests	0.0	(0.2)

Comprehensive income attributable to TECO Energy, Inc.	$54.4	$59.3

The accompanying notes are an integral part of the consolidated condensed financial statements.

TECO ENERGY, INC.

Consolidated Condensed Statements of Cash Flows

Unaudited

	Three months ended Mar. 31,
(millions)	2011	2010
Cash flows from operating activities
Net income	$51.7	$56.0
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	79.8	77.0
Deferred income taxes	27.2	36.3
Investment tax credits, net	(0.1)	(0.1)
Allowance for funds used during construction	(0.3)	(1.0)
Non-cash stock compensation	2.0	1.7
Gain on sale of business/assets, pretax	(0.1)	(0.4)
Non-cash debt extinguishment, pretax	0.0	0.9
Equity in earnings of unconsolidated affiliates, net of cash distributions on earnings	0.0	(2.7)
Deferred recovery clauses	26.9	7.9
Receivables, less allowance for uncollectibles	36.1	(58.4)
Inventories	4.1	(22.4)
Prepayments and other current assets	1.9	2.6
Taxes accrued	9.7	19.7
Interest accrued	21.9	26.5
Accounts payable	(51.1)	6.7
Other	20.2	(8.9)

Cash flows from operating activities	229.9	141.4

Cash flows from investing activities
Capital expenditures	(92.9)	(142.9)
Allowance for funds used during construction	0.3	1.0
Net proceeds from sale of business/assets	2.6	0.4
Net cash increase from consolidation(1)	0.0	24.1
Contributions to unconsolidated affiliates	0.0	(0.6)
Other investments	14.4	0.8

Cash flows used in investing activities	(75.6)	(117.2)

Cash flows from financing activities
Dividends	(44.1)	(42.7)
Proceeds from the sale of common stock	1.8	1.1
Proceeds from long-term debt	0.0	543.5
Repayment of long-term debt/Purchase in lieu of redemption	(78.0)	(302.4)
Dividend to noncontrolling interest	0.0	(0.7)
Net decrease in short-term debt	(12.0)	(37.0)

Cash flows (used in) from financing activities	(132.3)	161.8

Net increase in cash and cash equivalents	22.0	186.0
Cash and cash equivalents at beginning of period	67.5	46.0

Cash and cash equivalents at end of period	$89.5	$232.0

(1)	In accordance with new accounting guidance, effective Jan. 1, 2010, the company reconsolidated $24.1 million in cash and cash equivalents related to two projects in Guatemala.

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

All significant intercompany balances and intercompany transactions have been eliminated in consolidation. Generally, the equity method of accounting is used to account for investments in partnerships or other arrangements in which TECO Energy is not the primary beneficiary, but is able to exert significant influence. In the opinion of management, the unaudited consolidated condensed financial statements include all adjustments that are of a recurring nature and necessary to state fairly the financial position of TECO Energy, Inc. and its subsidiaries as of Mar. 31, 2011 and Dec. 31, 2010, and the results of operations and cash flows for the periods ended Mar. 31, 2011 and 2010. The results of operations for the three month period ended Mar. 31, 2011 are not necessarily indicative of the results that can be expected for the entire fiscal year ending Dec. 31, 2011.

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

Revenues

As of Mar. 31, 2011 and Dec. 31, 2010, unbilled revenues of $52.7 million and $65.5 million, respectively, are included in the “Receivables” line item on the Consolidated Condensed Balance Sheets.

Accounting for Franchise Fees and Gross Receipts

The regulated utilities (Tampa Electric and Peoples Gas System (PGS)) are allowed to recover from customers certain costs incurred through rates approved by the Florida Public Service Commission (FPSC). The amounts included in customers’ bills for franchise fees and gross receipt taxes are included as revenues on the Consolidated Condensed Statements of Income. These amounts totaled $28.4 million for the three months ended Mar. 31, 2011, compared to $30.9 million for the three months ended Mar. 31, 2010. Franchise fees and gross receipt taxes payable by the regulated utilities are included as an expense on the Consolidated Condensed Statements of Income in “Taxes, other than income”. These totaled $28.3 million for the three months ended Mar. 31, 2011, compared to $30.8 million for the three months ended Mar. 31, 2010.

Purchased Power

Tampa Electric purchases power on a regular basis to meet the needs of its customers. Tampa Electric purchased power from entities not affiliated with TECO Energy at a cost of $27.2 million for the three months ended Mar. 31, 2011, compared to $57.2 million for the three months ended Mar. 31, 2010. Prudently incurred purchased power costs at Tampa Electric have historically been recoverable through FPSC-approved cost recovery clauses.

Cash Flows Related to Derivatives and Hedging Activities

The company classifies cash inflows and outflows related to derivative and hedging instruments in the appropriate cash flow sections associated with the item being hedged. In the case of heating oil swaps which are used to mitigate the fluctuations in the price of diesel fuel, the cash inflows and outflows are included in the operating section. For natural gas and ongoing interest rate swaps, the cash inflows and outflows are included in the operating section. For interest rate swaps that settle coincident with the debt issuance, the cash inflows and outflows are treated as premiums or discounts and included in the financing section of the Consolidated Condensed Statements of Cash Flows.

2. New Accounting Pronouncements

There have been no accounting pronouncements issued applicable to TECO Energy, Inc. or its subsidiaries since Dec. 31, 2010.

3. Regulatory

Tampa Electric’s and PGS’s retail businesses are regulated by the FPSC. Tampa Electric also is subject to regulation by the Federal Energy Regulatory Commission (FERC) under the Public Utility Holding Company Act of 2005 (PUHCA 2005). However, pursuant to a waiver granted in accordance with the FERC’s regulations, TECO Energy is not subject to certain accounting, record-keeping and reporting requirements prescribed by the FERC’s regulations under PUHCA 2005. The operations of PGS are regulated by the FPSC separately from the operations of Tampa Electric. The FPSC has jurisdiction over rates, service, issuance of securities, safety, accounting and depreciation practices and other matters. In general, the FPSC sets rates at a level that allows utilities such as Tampa Electric and PGS to collect total revenues (revenue requirements) equal to their cost of providing service, plus a reasonable return on invested capital.

Storm Damage Cost Recovery

Tampa Electric accrues $8.0 million annually effective May 2009 to a FERC-authorized and FPSC-approved self-insured storm damage reserve. This reserve was created after Florida’s investor owned utilities (IOUs) were unable to obtain transmission and distribution insurance coverage due to destructive acts of nature. Tampa Electric’s storm reserve was $39.4 million and $37.4 million as of Mar. 31, 2011 and Dec. 31, 2010, respectively.

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

Details of the regulatory assets and liabilities as of Mar. 31, 2011 and Dec. 31, 2010 are presented in the following table:

Regulatory Assets and Liabilities
(millions)	Mar. 31, 2011	Dec. 31, 2010
Regulatory assets:
Regulatory tax asset (1)	$65.8	$66.6

Other:
Cost recovery clauses	20.5	41.9
Postretirement benefit asset	234.5	237.5
Deferred bond refinancing costs (2)	14.3	15.4
Environmental remediation	25.3	23.6
Competitive rate adjustment	3.2	3.3
Other	16.6	16.3

Total other regulatory assets	314.4	338.0

Total regulatory assets	380.2	404.6
Less: Current portion	45.2	62.7

Long-term regulatory assets	$335.0	$341.9

Regulatory liabilities:
Regulatory tax liability (1)	$17.3	$17.7

Other:
Cost recovery clauses	97.9	76.2
Environmental remediation	21.2	21.2
Transmission and delivery storm reserve	39.4	37.4
Deferred gain on property sales (3)	5.9	6.3
Provision for stipulation and other (4)	9.9	9.8
Accumulated reserve-cost of removal	571.0	572.2

Total other regulatory liabilities	745.3	723.1

Total regulatory liabilities	762.6	740.8
Less: Current portion	130.6	110.0

Long-term regulatory liabilities	$632.0	$630.8

(1)	Primarily related to plant life and derivative positions.

(2)	Amortized over the term of the related debt instruments.
(3)	Amortized over a 4 or 5-year period with various ending dates.
(4)	Includes a provision to reflect the FPSC approved PGS stipulation regarding PGS’s 2010 earnings above 11.75%. A one-time credit to customer bills totaling $3.0 million was applied in April 2011 and the remaining balance of the 2010 earnings above 11.75% will be credited to its accumulated depreciation reserves.

All regulatory assets are being recovered through the regulatory process. The following table further details the regulatory assets and the related recovery periods:

Regulatory assets
(millions)	Mar. 31, 2011	Dec 31, 2010
Clause recoverable (1)	$23.7	$45.2
Components of rate base (2)	245.6	248.1
Regulatory tax assets (3)	65.8	66.6
Capital structure and other (3)	45.1	44.7

Total	$380.2	$404.6

(1)	To be recovered through cost recovery clauses approved by the FPSC on a dollar-for-dollar basis in the next year.
(2)	Primarily reflects allowed working capital, which is included in rate base and earns a rate of return as permitted by the FPSC.
(3)	“Regulatory tax assets” and “Capital structure and other” regulatory assets have a recoverable period longer than a fiscal year and are recognized over the period authorized by the regulatory agency. Also included are unamortized loan costs, which are amortized over the life of the related debt instruments. See footnotes 1 and 2 in the prior table for additional information.

4. Income Taxes

The company’s U.S. subsidiaries join in the filing of a U.S. federal consolidated income tax return. The Internal Revenue Service (IRS) concluded its examination of the company’s 2009 consolidated federal income tax return during 2010. The U.S. federal statute of limitations remains open for the year 2007 and onward. Years 2010 and 2011 are currently under examination by the IRS under their Compliance Assurance Program. TECO Energy does not expect the settlement of current IRS examinations to significantly change the total amount of unrecognized tax benefits by the end of 2011. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from three to five years from the filing of an income tax return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. Years still open to examination by tax authorities in major state and foreign jurisdictions include 2005 and forward.

The company recognizes interest and penalties associated with uncertain tax positions in “Operation other expense-Other” on the Consolidated Condensed Statements of Income in accordance with standards for accounting for uncertainty in income taxes. During the first quarter of 2011, the company recorded $0.1 million of pre-tax charges for interest only. No amounts have been recorded for penalties for the three month period ended Mar. 31, 2011. During the three month period ended Mar. 31, 2010, the company recorded a net $1.3 million of pre-tax income for interest. Pre-tax income for interest of $1.4 million was recorded during the first quarter of 2010 as a result of reaching a favorable settlement for certain state items that were under appeal.

The effective tax rate decreased to 35.44% for the three months ended Mar. 31, 2011 from 37.96% for the same period in 2010. The three month period ended Mar. 31, 2010 included a valuation allowance increase related to foreign tax credits in the amount of $5.2 million.

5. Employee Postretirement Benefits

Included in the table below is the periodic expense for pension and other postretirement benefits offered by the company.

Pension Expense
(millions)	Pension Benefits		Other Postretirement Benefits
Three months ended Mar. 31,	2011	2010	2011	2010
Components of net periodic benefit expense
Service cost	$4.2	$4.2	$0.6	$0.8
Interest cost on projected benefit obligations	7.8	8.3	2.8	2.9
Expected return on assets	(9.7)	(9.0)	0.0	0.0
Amortization of:
Transition obligation	0.0	0.0	0.6	0.6
Prior service (benefit) cost	(0.1)	(0.1)	0.2	0.2
Actuarial loss	2.8	3.0	0.1	0.0

Pension expense	$5.0	$6.4	$4.3	$4.5
Settlement cost	0.0	1.5	0.0	0.0

Net pension expense recognized in the TECO Energy Consolidated Condensed Statements of Income	$5.0	$7.9	$4.3	$4.5

For the fiscal 2011 plan year, TECO Energy assumed an expected long-term return on plan assets of 7.75% and a discount rate of 5.30% for pension benefits under its qualified pension plan, and a discount rate of 5.25% for its other postretirement benefits as of their Jan. 1, 2011 measurement dates.

Effective Dec. 31, 2006, in accordance with the accounting standard for defined benefit plans and other postretirement benefits, TECO Energy adjusted its postretirement benefit obligations and recorded other comprehensive income (loss) to reflect the unamortized transition obligation, prior service cost, and actuarial gains and losses of its postretirement benefit plans. The adjustment to other comprehensive income was net of amounts that, for purposes prescribed by accounting standards for regulated operations, were recorded as regulatory assets for Tampa Electric Company. For the three months ended Mar. 31, 2011, TECO Energy and its subsidiaries reclassed $0.6 million of unamortized transition obligation, prior service benefit and actuarial losses from accumulated other comprehensive income to net income as part of periodic benefit expense. In addition, during the three months ended Mar. 31, 2011, Tampa Electric Company reclassed $3.0 million of unamortized transition obligation, prior service cost and actuarial losses from regulatory assets to net income as part of periodic benefit expense.

In connection with the restructuring events that occurred in the third quarter of 2009 that changed the senior management structure, TECO Energy recognized a settlement charge of $1.5 million in the first quarter of 2010 for pay-outs from its TECO Energy Group Supplemental Executive Retirement Plan.

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

6. Short-Term Debt

At Mar. 31, 2011 and Dec. 31, 2010, the following credit facilities and related borrowings existed:

Credit Facilities
	Mar. 31, 2011			Dec. 31, 2010
(millions)	Credit Facilities	Borrowings Outstanding (1)	Letters of Credit Outstanding	Credit Facilities	Borrowings Outstanding (1)	Letters of Credit Outstanding
Tampa Electric Company:
5-year facility(2)	$325.0	$0.0	$0.7	$325.0	$5.0	$0.7
1-year accounts receivable facility	150.0	0.0	0.0	150.0	7.0	0.0
TECO Energy/TECO Finance:
5-year facility (2)(3)	200.0	0.0	6.7	200.0	0.0	6.7

Total	$675.0	$0.0	$7.4	$675.0	$12.0	$7.4

(1)	Borrowings outstanding are reported as notes payable.
(2)	This 5-year facility matures May 9, 2012.
(3)	TECO Finance is the borrower and TECO Energy is the guarantor of this facility.

These credit facilities require commitment fees ranging from 7.0 to 35.0 basis points. The weighted-average interest rate on outstanding amounts payable under the credit facilities at Dec. 31, 2010 was 0.64%. There were no amounts outstanding under the credit facilities at Mar. 31, 2011.

Tampa Electric Company Accounts Receivable Facility

On Feb. 18, 2011, Tampa Electric Company and TEC Receivables Corporation (TRC), a wholly-owned subsidiary of Tampa Electric Company, amended their $150 million accounts receivable collateralized borrowing facility, entering into Omnibus Amendment No. 9 to the Loan and Servicing Agreement with certain lenders named therein and Citicorp North America, Inc. as Program Agent. The amendment (i) extends the maturity date to Feb. 17, 2012, (ii) provides that TRC will pay program and liquidity fees, which will total 70 basis points, (iii) provides that the interest rates on the borrowings will be based on prevailing asset-backed commercial paper rates, unless such rates are not available from conduit lenders, in which case the rates will be at an interest rate equal to, at Tampa Electric Company’s option, either Citibank’s prime rate (or the federal funds rate plus 50 basis points, if higher) or a rate based on the London interbank offer rate (if available) plus a margin and (iv) makes other technical changes.

7. Long-Term Debt

Purchase in Lieu of Redemption of Polk County Industrial Development Authority Solid Waste Disposal Facility Revenue Refunding Bonds (Tampa Electric Company Project), Series 2010

On Mar. 1, 2011, Tampa Electric Company purchased in lieu of redemption $75.0 million Polk County Industrial Development Authority (PCIDA) Solid Waste Disposal Facility Revenue Refunding Bonds (Tampa Electric Company Project), Series 2010 (the PCIDA Bonds). On Nov. 23, 2010, the PCIDA had issued the PCIDA Bonds in a term-rate mode pursuant to the terms of the Loan and Trust Agreement governing those bonds. Proceeds of the PCIDA Bonds were used to redeem $75.0 million Polk County Industrial Development Authority (PCIDA) Solid Waste Disposal Facility Revenue Refunding Bonds (Tampa Electric Company Project), Series 2007, which previously had been in auction rate mode and had been held by the Tampa Electric Company since Mar. 26, 2008. The PCIDA Bonds bore interest at the initial term rate of 1.50% per annum from Nov. 23, 2010 to Mar. 1, 2011.

On Mar. 26, 2008, Tampa Electric Company purchased in lieu of redemption $20.0 million Hillsborough County Industrial Development Authority (HCIDA) Pollution Control Revenue Refunding Bonds (Tampa Electric Company Project), Series 2007C. After the Mar. 1, 2011 purchase of the PCIDA Bonds, $95.0 million in bonds purchased in lieu of redemption were held by the trustee at the direction of Tampa Electric Company as of Mar. 31, 2011 (Held Bonds) to provide an opportunity to evaluate refinancing alternatives. The Held Bonds effectively offset the outstanding debt balances and are presented net on the balance sheet.

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

The offering resulted in net proceeds to TECO Finance (after deducting underwriting discounts and commissions and estimated offering expenses) of approximately $543.5 million. TECO Finance used these net proceeds to fund the cash purchase of the TECO Energy and TECO Finance notes tendered in March 2010 (see TECO Energy, Inc. and TECO Finance, Inc. Tender Offers below) and to fund the redemptions of the TECO Energy Floating Rate Notes due 2010 and 7.20% Notes due 2011 in April 2010. TECO Finance may redeem some or all of the notes at its option at any time and from time to time at a redemption price equal to the greater of (i) 100% of the principal amount of Notes to be redeemed or (ii) the sum of the present value of the remaining payments of principal and interest on the Notes to be redeemed, discounted at an applicable treasury rate (as defined in the Indenture), plus 25 basis points; in either case, the redemption price would include accrued and unpaid interest to the redemption date.

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

8. Other Comprehensive Income

TECO Energy reported the following other comprehensive income (OCI) for the three months ended Mar. 31, 2011 and 2010, related to changes in the fair value of cash flow hedges, amortization of unrecognized benefit costs associated with the company’s pension plans:

Other Comprehensive Income
	Three months ended Mar. 31,
(millions)	Gross	Tax	Net
2011
Unrealized gain on cash flow hedges	$4.1	$(1.5)	$2.6
Less: Gain reclassified to net income	(0.5)	0.2	(0.3)

Gain on cash flow hedges	3.6	(1.3)	2.3
Amortization of unrecognized benefit costs and other	0.6	(0.2)	0.4

Total other comprehensive income	$4.2	$(1.5)	$2.7

2010
Unrealized gain on cash flow hedges	$0.4	$(0.3)	$0.1
Plus: Loss reclassified to net income	1.2	(0.5)	0.7

Gain on cash flow hedges	1.6	(0.8)	0.8
Amortization of unrecognized benefit costs and other	0.6	1.2	1.8
Recognized benefit costs due to settlement	1.5	(0.6)	0.9

Total other comprehensive income	$3.7	$(0.2)	$3.5

Accumulated Other Comprehensive Loss
(millions)	Mar. 31, 2011	Dec. 31, 2010
Unrecognized pension losses and prior service costs(1)	$(26.2)	$(26.6)
Unrecognized other benefit gains, prior service costs and transition obligations(2)	13.6	13.6
Net unrealized losses from cash flow hedges(3)	(1.9)	(4.2)

Total accumulated other comprehensive loss	$(14.5)	$(17.2)

(1)	Net of tax benefit of $16.1 million and $16.2 million as of Mar. 31, 2011 and Dec. 31, 2010, respectively.
(2)	Net of tax expense of $5.8 million and $5.8 million as of Mar. 31, 2011 and Dec. 31, 2010, respectively.
(3)	Net of tax benefit of $1.3 million and $2.7 million as of Mar. 31, 2011 and Dec. 31, 2010, respectively.

9. Earnings Per Share

Earnings Per Share
	Three months ended Mar. 31,
(millions, except per share amounts)	2011	2010
Basic earnings per share
Net income from continuing operations	$51.7	$56.0
Less: Income attributable to noncontrolling interest	0.0	(0.2)
Less: Amount allocated to nonvested participating shareholders	(0.3)	(0.4)

Net Income attributable to TECO Energy available to common shareholders - basic	$51.4	$55.4

Average shares outstanding common	213.0	212.2

Basic earnings per share attributable to TECO Energy available to common shareholders	$0.24	$0.26

Diluted earnings per share
Net income from continuing operations	$51.7	$56.0
Less: Income attributable to noncontrolling interest	0.0	(0.2)
Less: Amount allocated to nonvested participating shareholders	(0.3)	(0.4)

Net income attributable to TECO Energy available to common shareholders - diluted	$51.4	$55.4

Average shares outstanding common	213.0	212.2
Assumed conversions of stock options, unvested restricted stock and contingent performance shares, net	2.0	1.7

Adjusted average shares outstanding common - diluted	215.0	213.9

Diluted earnings per share attributable to TECO Energy available to common shareholders	$0.24	$0.26

Anti-dilutive shares	2.4	4.8

10. Commitments and Contingencies

Legal Contingencies

From time to time, TECO Energy and its subsidiaries are involved in various legal, tax and regulatory proceedings before various courts, regulatory commissions and governmental agencies in the ordinary course of its business. Where appropriate, accruals are made in accordance with accounting standards for contingencies to provide for matters that are probable of resulting in an estimable loss. While the outcome of such proceedings is uncertain, management does not believe that their ultimate resolution will have a material adverse effect on the company’s results of operations or financial condition.

Merco Group at Adventura Landings v. Peoples Gas System

In October 2004, Merco Group at Adventura Landings I, II and III (Merco), filed suit against PGS in Dade County Circuit Court, and in its second amended complaint under that action, Merco alleged that coal tar from a certain former PGS manufactured gas plant site had been deposited in the early 1960s onto property now owned by Merco. Merco alleges that it incurred approximately $2.5 million in costs associated with the removal of such coal tar, and recently provided expert testimony claiming $110.0 million plus interest in damages from out-of-pocket development expenses and lost profits due to the delay in its condominium development project allegedly caused by the presence of the coal tar. PGS maintains that the coal tar did not originate from its manufactured gas plant site and has filed a third-party complaint against Continental Holdings, Inc., which Merco also added as a defendant in its suit, as the owner at the relevant time of the site that PGS believes was the source of the coal tar on Merco’s property. In addition, PGS filed a counterclaim against Merco maintaining that, because Merco purchased the property with actual knowledge of the presence of coal tar on the property, Merco should contribute towards any damages resulting from the presence of coal tar. In an April 2011 ruling the trial judge clarified that Merco retained the burden of proof to establish a nexus between the coal tar on the property and PGS’s site. A non-jury trial is scheduled for June 2011.

Superfund and Former Manufactured Gas Plant Sites

Tampa Electric Company, through its Tampa Electric and Peoples Gas divisions, is a potentially responsible party (PRP) for certain superfund sites and, through its Peoples Gas division, for certain former manufactured gas plant sites. While the joint and several liability associated with these sites presents the potential for significant response costs, as of Mar. 31, 2011, Tampa Electric Company has estimated its ultimate financial liability to be $21.2 million, primarily at PGS. This amount has been accrued and is primarily reflected in “Long-term regulatory liabilities” on the company’s consolidated balance sheet. The environmental remediation costs associated with these sites, which are expected to be paid over many years, are not expected to have a significant impact on customer prices.

The estimated amounts represent only the estimated portion of the clean-up costs attributable to Tampa Electric Company. The estimates to perform the work are based on Tampa Electric Company’s experience with similar work adjusted for site-specific conditions and agreements with the respective governmental agencies. The estimates are made in current dollars, are not discounted and do not assume any insurance recoveries.

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

Potentially Responsible Party Notification

In October 2010, the U.S. Environmental Protection Agency (EPA) notified Tampa Electric Company that it is a potentially responsible party under the federal Superfund law for the proposed conduct of a contaminated soil removal action and further clean up, if necessary, at a property owned by Tampa Electric Company in Tampa, Florida. The property owned by Tampa Electric Company is undeveloped except for location of transmission lines and poles, and is adjacent to an industrial site, not owned by Tampa Electric Company, which the EPA has studied since 1992 or earlier. The EPA has asserted this potential liability due to Tampa Electric Company’s ownership of the property described above but, to the knowledge of Tampa Electric Company, is not based upon any release of hazardous substances by Tampa Electric Company. Tampa Electric Company has responded to the EPA regarding such matter. The scope and extent of its potential liability, if any, and the costs of any required investigation and remediation have not been determined.

Environmental Protection Agency Administrative Order

In December 2010, Clintwood Elkhorn Mining Company, a subsidiary of TECO Coal Corporation, received an Administrative Order from the EPA relating to the discharge of wastewater associated with inactive mining operations in Pike County, Kentucky. TECO Coal Corporation has responded to the EPA, however, the scope and extent of its potential liability, if any, and the costs of any required investigation and remediation related to these inactive mining operations in the area have not been determined.

Guarantees and Letters of Credit

A summary of the face amount or maximum theoretical obligation under TECO Energy’s and Tampa Electric Company’s letters of credit and guarantees as of Mar. 31, 2011 is as follows:

Letters of Credit and Guarantees-TECO Energy
(millions) Letters of Credit and Guarantees for the Benefit of:	2011	2012-2015	After(1) 2015	Total	Liabilities Recognized at Mar. 31, 2011
Tampa Electric
Guarantees:
Fuel purchase/energy management (2)	$0.0	$0.0	$20.0	$20.0	$3.2

	0.0	0.0	20.0	20.0	3.2

TECO Coal
Letters of credit	0.0	0.0	6.7	6.7	0.0
Guarantees: Fuel purchase related (2)	0.0	0.0	5.4	5.4	2.6

	0.0	0.0	12.1	12.1	2.6

Other subsidiaries
Guarantees:
Fuel purchase/energy management (2)	0.0	0.0	109.7	109.7	0.0

Total	$0.0	$0.0	$141.8	$141.8	$5.8

Letters of Credit-Tampa Electric Company
(millions) Letters of Credit for the Benefit of:	2011	2012-2015	After(1) 2015	Total	Liabilities Recognized at Mar. 31, 2011
Tampa Electric
Letters of credit	$0.0	$0.0	$0.7	$0.7	$0.2

Total	$0.0	$0.0	$0.7	$0.7	$0.2

(1)	These letters of credit and guarantees renew annually and are shown on the basis that they will continue to renew beyond 2015.
(2)	The amounts shown are the maximum theoretical amounts guaranteed under current agreements. Liabilities recognized represent the associated obligation of TECO Energy under these agreements at Mar. 31, 2011. The obligations under these letters of credit and guarantees include net accounts payable and net derivative liabilities.

Financial Covenants

In order to utilize their respective bank facilities, TECO Energy and its subsidiaries must meet certain financial tests as defined in the applicable agreements. In addition, TECO Energy, TECO Finance, Tampa Electric Company and other operating companies have certain restrictive covenants in specific agreements and debt instruments. At Mar. 31, 2011, TECO Energy, TECO Finance, Tampa Electric Company and the other operating companies were in compliance with all applicable financial covenants.

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

Segment Information (1)
(millions) Three months ended Mar. 31,	Tampa Electric	Peoples Gas	TECO Coal	TECO Guatemala	Other & Eliminations	TECO Energy
2011
Revenues - external	$432.9	$154.2	$173.7	$33.6	$1.7	$796.1
Sales to affiliates	0.3	1.9	0.0	0.0	(2.2)	0.0

Total revenues	433.2	156.1	173.7	33.6	(0.5)	796.1
Equity earnings of unconsolidated affiliates	0.0	0.0	0.0	0.0	0.0	0.0
Depreciation	54.9	11.8	10.9	1.8	0.4	79.8
Restructuring charges	0.0	0.0	0.0	0.0	0.0	0.0
Total interest charges(1)	30.9	4.5	1.7	1.9	13.6	52.6
Internally allocated interest (1)	0.0	0.0	1.6	1.5	(3.1)	0.0
Provision (benefit) for taxes	20.0	9.3	1.6	2.8	(5.3)	28.4
Net income (loss) attributable to TECO Energy	$31.6	$14.7	$8.2	$6.3	$(9.1)	$51.7

2010
Revenues - external	$524.8	$181.7	$172.0	$33.8	$0.0	$912.3
Sales to affiliates	0.3	11.2	0.0	0.0	(11.5)	0.0

Total revenues	525.1	192.9	172.0	33.8	(11.5)	912.3
Equity earnings of unconsolidated affiliates	0.0	0.0	0.0	3.2	(0.5)	2.7
Depreciation	53.0	11.4	10.8	1.8	0.0	77.0
Restructuring charges	0.0	0.0	0.0	0.0	1.5	1.5
Total interest charges(1)	30.3	4.6	1.8	4.6	18.0	59.3
Internally allocated interest (1)	0.0	0.0	1.8	3.3	(5.1)	0.0
Provision (benefit) for taxes	27.8	11.2	2.4	4.0	(11.1)	34.3
Net income (loss) attributable to TECO Energy	$48.1	$17.9	$16.8	$10.4	$(37.4)	$55.8

At Mar. 31, 2011
Goodwill	0.0	0.0	0.0	55.4	0.0	55.4
Total assets	$5,745.7	$901.2	$360.0	$271.8	$(174.9)	$7,103.8

At Dec. 31, 2010
Goodwill	0.0	0.0	0.0	55.4	0.0	55.4
Total assets	$5,833.3	$918.4	$332.2	$292.7	$(182.0)	$7,194.6

(1)	Segment net income is reported on a basis that includes internally allocated financing costs. Total interest charges include internally allocated interest costs that for January 2011 through March 2011 were at a pretax rate of 6.25%, for July 2010 through December 2010 were at a pretax rate of 6.50%, and for January 2010 through June 2010 were at a pretax rate of 7.15% based on an average of each subsidiary’s equity and indebtedness to TECO Energy assuming a 50/50 debt/equity capital structure.

12. Accounting for Derivative Instruments and Hedging Activities

From time to time, TECO Energy and its affiliates enter into futures, forwards, swaps and option contracts for the following purposes:

•	To limit the exposure to price fluctuations for physical purchases and sales of natural gas in the course of normal operations at Tampa Electric and PGS;

•	To limit the exposure to interest rate fluctuations on debt securities at TECO Energy and its affiliates; and

•	To limit the exposure to price fluctuations for physical purchases of fuel at TECO Coal.

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

The company applies the accounting standards for regulated operations to financial instruments used to hedge the purchase of natural gas for its regulated companies. These standards, in accordance with the FPSC, permit the changes in fair value of natural gas derivatives to be recorded as regulatory assets or liabilities reflecting the impact of hedging activities on the fuel recovery clause. As a result, these changes are not recorded in OCI (see Note 3).

A company’s physical contracts qualify for the normal purchase/normal sale (NPNS) exception to derivative accounting rules, provided they meet certain criteria. Generally, NPNS applies if the company deems the counterparty creditworthy, if the counterparty owns or controls resources within the proximity to allow for physical delivery of the commodity, if the company intends to receive physical delivery and if the transaction is reasonable in relation to the company’s business needs. As of Mar. 31, 2011, all of the company’s physical contracts qualify for the NPNS exception.

The following table presents the derivatives that are designated as cash flow hedges at Mar. 31, 2011 and Dec. 31, 2010:

Total Derivatives(1)
(millions)	Mar. 31, 2011	Dec. 31, 2010
Current assets	$6.1	$2.7
Long-term assets	1.6	0.2

Total assets	$7.7	$2.9

Current liabilities	$15.0	$27.2
Long-term liabilities	0.2	2.6

Total liabilities	$15.2	$29.8

(1)	Amounts presented above are on a gross basis, with asset and liability positions netted by counterparty in accordance with accounting standards for derivatives and hedging.

The following table presents the derivative hedges of heating oil contracts at Mar. 31, 2011 and Dec. 31, 2010 to limit the exposure to changes in the market price for diesel fuel used in the production of coal:

Heating Oil Derivatives
(millions)	Mar. 31, 2011	Dec. 31, 2010
Current assets	$4.5	$1.6
Long-term assets	0.6	0.2

Total assets	$5.1	$1.8

Current liabilities	$0.0	$0.0
Long-term liabilities	0.0	0.0

Total liabilities	$0.0	$0.0

The following table presents the derivative hedges of natural gas contracts at Mar. 31, 2011 and Dec. 31, 2010 to limit the exposure to changes in market price for natural gas used to produce energy and natural gas purchased for resale to customers:

Natural Gas Derivatives
(millions)	Mar. 31, 2011	Dec. 31, 2010
Current assets	$1.6	$1.1
Long-term assets	1.0	0.0

Total assets	$2.6	$1.1

Current liabilities	$15.0	$27.2
Long-term liabilities	0.2	2.6

Total liabilities	$15.2	$29.8

The ending balance in accumulated other comprehensive income (AOCI) related to the cash flow hedges and previously settled interest rate swaps at Mar. 31, 2011 is a net loss of $1.9 million after tax and accumulated amortization. This compares to a net loss of $4.2 million in AOCI after tax and accumulated amortization at Dec. 31, 2010.

The following table presents the fair values and locations of derivative instruments recorded on the balance sheet at Mar. 31, 2011:

Derivatives Designated As Hedging Instruments
	Asset Derivatives		Liability Derivatives
(millions) at Mar. 31, 2011	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity Contracts:

Heating oil derivatives:
Current	Derivative assets	$4.5	Derivative liabilities	$0.0
Long-term	Derivative assets	0.6	Derivative liabilities	0.0

Natural gas derivatives:
Current	Derivative assets	1.6	Derivative liabilities	15.0
Long-term	Derivative assets	1.0	Derivative liabilities	0.2

Total derivatives designated as hedging instruments		$7.7		$15.2

The following table presents the effect of energy related derivatives on the fuel recovery clause mechanism in the Consolidated Condensed Balance Sheet as of Mar. 31, 2011:

Energy Related Derivatives
	Asset Derivatives		Liability Derivatives
(millions) at Mar. 31, 2011	Balance Sheet Location(1)	Fair Value	Balance Sheet Location(1)	Fair Value
Commodity Contracts:

Natural gas derivatives:
Current	Regulatory liabilities	$1.6	Regulatory assets	$15.0
Long-term	Regulatory liabilities	1.0	Regulatory assets	0.2

Total		$2.6		$15.2

(1)	Natural gas derivatives are deferred in accordance with accounting standards for regulated operations and all increases and decreases in the cost of natural gas supply are passed on to customers with the fuel recovery clause mechanism. As gains and losses are realized in future periods, they will be recorded as fuel costs in the Consolidated Condensed Statements of Income.

Based on the fair value of the instruments at Mar. 31, 2011, net pretax losses of $13.4 million are expected to be reclassified from regulatory assets or liabilities to the Consolidated Condensed Statements of Income within the next twelve months.

The following table presents the effect of hedging instruments on OCI and income for the three months ended Mar. 31:

(millions)	Amount of Gain/(Loss) on Derivatives Recognized in OCI	Location of Gain/(Loss) Reclassified From AOCI Into Income	Amount of Gain/(Loss) Reclassified From AOCI Into Income

Derivatives in Cash Flow Hedging Relationships	Effective Portion(1)	Effective Portion(1)
2011
Interest rate contracts:	$0.0	Interest expense	($0.1)
Commodity contracts:
Heating oil derivatives	2.6	Mining related costs	0.4

Total	$2.6		$0.3

2010
Interest rate contracts:	($0.1)	Interest expense	($0.4)
Commodity contracts:
Heating oil derivatives	0.2	Mining related costs	(0.3)

Total	$0.1		($0.7)

(1)	Changes in OCI and AOCI are reported in after-tax dollars.

For derivative instruments that meet cash flow hedge criteria, the effective portion of the gain or loss on the derivative is reported as a component of OCI and reclassified into earnings in the same period or period during which the hedged transaction affects earnings. Gains and losses on the derivatives representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. For the three months ended Mar. 31, 2011 and 2010, all hedges were effective.

The following table presents the derivative activity for instruments classified as qualifying cash flow hedges for the three months ended Mar. 31:

(millions)	Fair Value Asset/(Liability)	Amount of Gain/(Loss) Recognized in OCI(1)	Amount of Gain/(Loss) Reclassified From AOCI Into Income
2011
Interest rate swaps	$0.0	$0.0	($0.1)
Heating oil derivatives	5.1	2.6	0.4

Total	$5.1	$2.6	$0.3

2010
Interest rate swaps	($0.9)	($0.1)	($0.4)
Heating oil derivatives	0.0	0.2	(0.3)

Total	($0.9)	$0.1	($0.7)

(1)	Changes in OCI and AOCI are reported in after-tax dollars.

The maximum length of time over which the company is hedging its exposure to the variability in future cash flows extends to Dec. 31, 2013 for both financial natural gas and financial heating oil fuel contracts. The following table presents by commodity type the company’s derivative volumes that, as of Mar. 31, 2011, are expected to settle during the 2011, 2012 and 2013 fiscal years:

	Heating Oil Contracts		Natural Gas Contracts
(millions)	(Gallons)		(MMBTUs)
Year	Physical	Financial	Physical	Financial
2011	0.0	5.2	0.0	29.0
2012	0.0	1.4	0.0	18.7
2013	0.0	0.8	0.0	0.8

Total	0.0	7.4	0.0	48.5

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

It is possible that volatility in commodity prices could cause the company to have material credit risk exposures with one or more counterparties. If such counterparties fail to perform their obligations under one or more agreements, the company could suffer a material financial loss. However, as of Mar. 31, 2011, substantially all of the counterparties with transaction amounts outstanding in the company’s energy portfolio are rated investment grade by the major rating agencies. The company assesses credit risk internally for counterparties that are not rated.

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

The company has implemented procedures to monitor the creditworthiness of its counterparties and to consider nonperformance in valuing counterparty positions. The company monitors counterparties’ credit standing, including those that are experiencing financial problems, have significant swings in credit default swap rates, have credit rating changes by external rating agencies or have changes in ownership. Net liability positions are generally not adjusted as the company uses derivative transactions as hedges and has the ability and intent to perform under each of these contracts. In the instance of net asset positions, the company considers general market conditions and the observable financial health and outlook of specific counterparties, forward looking data such as credit default swaps, when available, and historical default probabilities from credit rating agencies in evaluating the potential impact of nonperformance risk to derivative positions. As of Mar. 31, 2011, all positions with counterparties are net liabilities.

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

The table below presents the fair value of the overall contractual contingent liability positions for the company’s derivative activity at Mar. 31, 2011:

Contingent Features
(millions) At Mar. 31, 2011	Fair Value Asset/ (Liability)	Derivative Exposure Asset/ (Liability)	Posted Collateral
Credit Rating	($14.3)	($14.3)	$0.0

13. Fair Value Measurements

Items Measured at Fair Value on a Recurring Basis

The following tables set forth by level within the fair value hierarchy the company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of Mar. 31, 2011 and Dec. 31, 2010. As required by accounting standards for fair value measurements, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. For natural gas, interest rate and heating oil swaps, the market approach was used in determining fair value.

Recurring Fair Value Measures
	At fair value as of Mar. 31, 2011
(millions)	Level 1	Level 2	Level 3	Total
Assets
Natural gas swaps	$0.0	$2.6	$0.0	$2.6
Heating oil swaps	0.0	5.1	0.0	5.1

Total	$0.0	$7.7	$0.0	$7.7

Liabilities
Natural gas swaps	$0.0	$15.2	$0.0	$15.2
Heating oil swaps	0.0	0.0	0.0	0.0

Total	$0.0	$15.2	$0.0	$15.2

	At fair value as of Dec. 31, 2010
(millions)	Level 1	Level 2	Level 3	Total
Assets
Natural gas swaps	$0.0	$1.1	$0.0	$1.1
Heating oil swaps	0.0	1.8	0.0	1.8

Total	$0.0	$2.9	$0.0	$2.9

Liabilities
Natural gas swaps	$0.0	$29.8	$0.0	$29.8
Heating oil swaps	0.0	0.0	0.0	0.0

Total	$0.0	$29.8	$0.0	$29.8

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

Fair Value of Debt

At Mar. 31, 2011, total long-term debt had a carrying amount of $3,148.6 million and an estimated fair market value of $3,404.6 million. At Dec. 31, 2010, total long-term debt had a carrying amount of $3,226.4 million and an estimated fair market value of $3,449.3 million.

14. Restructuring Charges

On Jul. 30, 2009, TECO Energy, Inc. announced organizational changes that resulted in severance and other benefits costs that were mostly expensed during the fourth quarter of 2009. For the three months ended Mar. 31, 2010, the remaining $1.5 million were recognized on the Consolidated Condensed Statements of Income under “Restructuring charges”.

15. Variable Interest Entities

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

Tampa Electric Company has entered into multiple power purchase agreements (PPAs) with wholesale energy providers in Florida to ensure the ability to meet customer energy demand and to provide lower cost options in the meeting of this demand. These agreements range in size from 121 mega-watts (MW) to 370 MW of available capacity, are with similar entities and contain similar provisions. Because some of these provisions provide for the transfer or sharing of a number of risks inherent in the generation of energy, these agreements meet the definition of being VIEs. These risks include: operating and maintenance; regulatory; credit; commodity/fuel; and energy market risk. Tampa Electric Company has reviewed these risks and has determined that the owners of these entities have retained the majority of these risks over the expected life of the underlying generating assets, have the power to direct the most significant activities, the obligation or right to absorb losses or benefits and hence remain the primary beneficiaries. As a result, Tampa Electric Company is not required to consolidate any of these entities. Tampa Electric Company purchased $15.8 million and $30.3 million pursuant to PPAs for the three months ended Mar. 31, 2011 and 2010, respectively.

In one instance Tampa Electric Company’s agreement with the entity for 370 MW of capacity was entered into prior to Dec. 31, 2003, the effective date of these standards. Under these standards, the company is required to make an exhaustive effort to obtain sufficient information to determine if this entity is a VIE and which holder of the variable interests is the primary beneficiary. The owners of this entity are not willing to provide the information necessary to make these determinations, have no obligation to do so and the information is not available publicly. As a result, the company is unable to determine if this entity is a VIE and if so, which variable interest holder, if any, is the primary beneficiary. The company has no obligation to this entity beyond the purchase of capacity; therefore, the maximum exposure for the company is the obligation to pay for such capacity under terms of the PPA at rates that could be unfavorable to the wholesale market. Tampa Electric Company purchased $7.1 million and $12.7 million for the three months ended Mar. 31, 2011 and 2010, respectively, under this PPA.

The company does not provide any material financial or other support to any of the VIEs it is involved with, nor is the company under any obligation to absorb losses associated with these VIEs. In the normal course of business, the company’s involvement with these VIEs does not affect its Consolidated Condensed Balance Sheets, Statements of Income or Cash Flows.

TAMPA ELECTRIC COMPANY

In the opinion of management, the unaudited consolidated condensed financial statements include all adjustments that are of a recurring nature and necessary to state fairly the financial position of Tampa Electric Company as of Mar. 31, 2011 and Dec. 31, 2010, and the results of operations and cash flows for the periods ended Mar. 31, 2011 and 2010. The results of operations for the three months ended Mar. 31, 2011 are not necessarily indicative of the results that can be expected for the entire fiscal year ending Dec. 31, 2011. References should be made to the explanatory notes affecting the consolidated financial statements contained in Tampa Electric Company’s Annual Report on Form 10-K for the year ended Dec. 31, 2010 and to the notes on pages 30-39 of this report.

INDEX TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Page No.

Consolidated Condensed Balance Sheets, Mar. 31, 2011 and Dec. 31, 2010	26-27

Consolidated Condensed Statements of Income and Comprehensive Income for the three month periods ended Mar. 31, 2011 and 2010	28

Consolidated Condensed Statements of Cash Flows for the three month periods ended Mar. 31, 2011 and 2010	29

Notes to Consolidated Condensed Financial Statements	30-39

TAMPA ELECTRIC COMPANY

Consolidated Condensed Balance Sheets

Unaudited

Assets (millions)	Mar. 31, 2011	Dec. 31, 2010

Property, plant and equipment
Utility plant in service
Electric	$6,333.8	$6,343.4
Gas	1,075.3	1,060.6
Construction work in progress	227.9	206.8

Property, plant and equipment, at original costs	7,637.0	7,610.8
Accumulated depreciation	(2,119.4)	(2,093.9)

	5,517.6	5,516.9
Other property	4.7	4.7

Total property, plant and equipment, net	5,522.3	5,521.6

Current assets
Cash and cash equivalents	27.2	3.7
Receivables, less allowance for uncollectibles of $3.2 and $3.2 at Mar. 31, 2011 and Dec. 31, 2010, respectively	206.2	264.6
Inventories, at average cost
Fuel	111.2	119.0
Materials and supplies	61.0	59.1
Current regulatory assets	45.2	62.7
Current derivative assets	1.6	1.1
Taxes receivable	0.0	24.6
Deferred tax asset	0.0	1.5
Prepayments and other current assets	8.7	10.0

Total current assets	461.1	546.3

Deferred debits
Unamortized debt expense	16.7	17.8
Long-term regulatory assets	335.0	341.9
Long-term derivative asset	1.0	0.0
Other	7.6	10.9

Total deferred debits	360.3	370.6

Total assets	$6,343.7	$6,438.5

The accompanying notes are an integral part of the consolidated condensed financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Condensed Balance Sheets - continued

Unaudited

Liabilities and Capital (millions)	Mar. 31, 2011	Dec. 31, 2010

Capital
Common stock	$1,852.4	$1,852.4
Accumulated other comprehensive loss	(5.2)	(5.3)
Retained earnings	302.9	311.1

Total capital	2,150.1	2,158.2
Long-term debt, less amount due within one year	1,991.1	2,066.1

Total capitalization	4,141.2	4,224.3

Current liabilities
Long-term debt due within one year	3.4	3.4
Notes payable	0.0	12.0
Accounts payable	153.6	219.0
Customer deposits	157.6	156.5
Current regulatory liabilities	130.6	110.0
Current derivative liabilities	15.0	27.2
Interest accrued	43.4	24.6
Taxes accrued	26.7	14.0
Other	12.1	12.2

Total current liabilities	542.4	578.9

Deferred credits
Non-current deferred income taxes	657.0	631.5
Investment tax credits	10.3	10.4
Long-term derivative liabilities	0.2	2.6
Long-term regulatory liabilities	632.0	630.8
Other	360.6	360.0

Total deferred credits	1,660.1	1,635.3

Total liabilities and capital	$6,343.7	$6,438.5

The accompanying notes are an integral part of the consolidated condensed financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Condensed Statements of Income and Comprehensive Income

Unaudited

	Three months ended Mar. 31,
(millions)	2011	2010
Revenues
Electric (includes franchise fees and gross receipts taxes of $19.3 in 2011 and $21.4 in 2010)	$433.1	$525.0
Gas (includes franchise fees and gross receipts taxes of $9.1 in 2011 and $9.5 in 2010)	154.2	181.7

Total revenues	587.3	706.7

Expenses
Operations
Fuel	144.9	164.0
Purchased power	27.2	57.2
Cost of natural gas sold	82.0	116.0
Other	78.2	87.7
Maintenance	31.5	30.0
Depreciation	66.7	64.4
Taxes, federal and state	29.1	38.8
Taxes, other than income	46.6	49.3

Total expenses	506.2	607.4

Income from operations	81.1	99.3

Other income
Allowance for other funds used during construction	0.3	1.0
Taxes, non-utility federal and state	(0.2)	(0.2)
Other income, net	0.5	0.8

Total other income	0.6	1.6

Interest charges
Interest on long-term debt	32.7	32.7
Other interest	2.9	2.8
Allowance for borrowed funds used during construction	(0.2)	(0.6)

Total interest charges	35.4	34.9

Net income	46.3	66.0

Other comprehensive income (loss), net of tax
Net unrealized gain on cash flow hedges	0.1	0.2

Total other comprehensive income, net of tax	0.1	0.2

Comprehensive income	$46.4	$66.2

The accompanying notes are an integral part of the consolidated condensed financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Condensed Statements of Cash Flows

Unaudited

	Three months ended Mar. 31,
(millions)	2011	2010
Cash flows from operating activities
Net income	$46.3	$66.0
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	66.7	64.4
Deferred income taxes	27.3	10.6
Investment tax credits, net	(0.1)	(0.1)
Allowance for funds used during construction	(0.3)	(1.0)
Deferred recovery clause	26.9	7.9
Receivables, less allowance for uncollectibles	58.4	(34.6)
Inventories	5.9	(20.1)
Prepayments	1.3	1.4
Taxes accrued	37.3	60.6
Interest accrued	18.8	14.8
Accounts payable	(60.4)	0.8
Gain on sale of assets, pretax	(0.1)	(0.1)
Other	12.4	(7.3)

Cash flows from operating activities	240.4	163.3

Cash flows from investing activities
Capital expenditures	(78.1)	(112.7)
Allowance for funds used during construction	0.3	1.0
Net proceeds from sale of assets	2.6	0.0

Cash flows used in investing activities	(75.2)	(111.7)

Cash flows from financing activities
Common stock	0.0	50.0
Repayment of long-term debt/Purchase in lieu of redemption	(75.2)	0.0
Net decrease in short-term debt	(12.0)	(37.0)
Dividends	(54.5)	(56.2)

Cash flows used in financing activities	(141.7)	(43.2)

Net increase in cash and cash equivalents	23.5	8.4
Cash and cash equivalents at beginning of period	3.7	5.5

Cash and cash equivalents at end of period	$27.2	$13.9

The accompanying notes are an integral part of the consolidated condensed financial statements.

TAMPA ELECTRIC COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

UNAUDITED

1. Summary of Significant Accounting Policies

The significant accounting policies for Tampa Electric Company include:

Principles of Consolidation and Basis of Presentation

Tampa Electric Company is a wholly-owned subsidiary of TECO Energy, Inc. For the purposes of its consolidated financial reporting, Tampa Electric Company is comprised of the Electric division, generally referred to as Tampa Electric, the Natural Gas division, generally referred to as PGS, and potentially the accounts of VIEs for which it is the primary beneficiary. Tampa Electric Company is considered to be the primary beneficiary of VIEs if it has both 1) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and 2) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. For the periods presented, no VIEs have been consolidated. (See Note 13.)

All significant intercompany balances and intercompany transactions have been eliminated in consolidation. In the opinion of management, the unaudited consolidated condensed financial statements include all adjustments that are of a recurring nature and necessary to state fairly the financial position of Tampa Electric Company and its subsidiaries as of Mar. 31, 2011 and Dec. 31, 2010, and the results of operations and cash flows for the periods ended Mar. 31, 2011 and 2010. The results of operations for the three month period ended Mar. 31, 2011 are not necessarily indicative of the results that can be expected for the entire fiscal year ending Dec. 31, 2011.

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

Revenues

As of Mar. 31, 2011 and Dec. 31, 2010, unbilled revenues of $52.7 million and $65.5 million, respectively, are included in the “Receivables” line item on the Consolidated Condensed Balance Sheets.

Purchased Power

Tampa Electric purchases power on a regular basis to meet the needs of its customers. Tampa Electric purchased power from entities not affiliated with TECO Energy at a cost of $27.2 million for the three months ended Mar. 31, 2011, compared to $57.2 million for the three months ended Mar. 31, 2010. Prudently incurred purchased power costs at Tampa Electric have historically been recoverable through FPSC-approved cost recovery clauses.

Accounting for Franchise Fees and Gross Receipts

The regulated utilities (Tampa Electric and PGS) are allowed to recover from customers certain costs incurred through rates approved by the FPSC. The amounts included in customers’ bills for franchise fees and gross receipt taxes are included as revenues on the Consolidated Condensed Statements of Income. These amounts totaled $28.4 million for the three months ended Mar. 31, 2011, compared to $30.9 million for the three months ended Mar. 31, 2010. Franchise fees and gross receipt taxes payable by the regulated utilities are included as an expense on the Consolidated Condensed Statements of Income in “Taxes, other than income”. These totaled $28.3 million for the three months ended Mar. 31, 2011, compared to $30.8 million for the three months ended Mar. 31, 2010.

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

2. New Accounting Pronouncements

There have been no accounting pronouncements issued applicable to Tampa Electric Company or its subsidiaries since Dec. 31, 2010.

3. Regulatory

Tampa Electric’s and PGS’s retail businesses are regulated by the FPSC. Tampa Electric also is subject to regulation by the FERC under PUHCA 2005. However, pursuant to a waiver granted in accordance with the FERC’s regulations, TECO Energy is not subject to certain accounting, record-keeping and reporting requirements prescribed by the FERC’s regulations under PUHCA 2005. The operations of PGS are regulated by the FPSC separately from the operations of Tampa Electric. The FPSC has jurisdiction over rates, service, issuance of securities, safety, accounting and depreciation practices and other matters. In general, the FPSC sets rates at a level that allows utilities such as Tampa Electric and PGS to collect total revenues (revenue requirements) equal to their cost of providing service, plus a reasonable return on invested capital.

Storm Damage Cost Recovery

Tampa Electric accrues $8.0 million annually effective May 2009 to a FERC-authorized and FPSC-approved self-insured storm damage reserve. This reserve was created after Florida’s IOUs were unable to obtain transmission and distribution insurance coverage due to destructive acts of nature. Tampa Electric’s storm reserve was $39.4 million and $37.4 million as of Mar. 31, 2011 and Dec. 31, 2010, respectively.

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

Details of the regulatory assets and liabilities as of Mar. 31, 2011 and Dec. 31, 2010 are presented in the following table:

Regulatory Assets and Liabilities
(millions)	Mar. 31, 2011	Dec. 31, 2010
Regulatory assets:
Regulatory tax asset (1)	$65.8	$66.6

Other:
Cost recovery clauses	20.5	41.9
Postretirement benefit asset	234.5	237.5
Deferred bond refinancing costs (2)	14.3	15.4
Environmental remediation	25.3	23.6
Competitive rate adjustment	3.2	3.3
Other	16.6	16.3

Total other regulatory assets	314.4	338.0

Total regulatory assets	380.2	404.6
Less: Current portion	45.2	62.7

Long-term regulatory assets	$335.0	$341.9

Regulatory liabilities:
Regulatory tax liability (1)	$17.3	$17.7

Other:
Cost recovery clauses	97.9	76.2
Environmental remediation	21.2	21.2
Transmission and delivery storm reserve	39.4	37.4
Deferred gain on property sales (3)	5.9	6.3
Provision for stipulation and other (4)	9.9	9.8
Accumulated reserve-cost of removal	571.0	572.2

Total other regulatory liabilities	745.3	723.1

Total regulatory liabilities	762.6	740.8
Less: Current portion	130.6	110.0

Long-term regulatory liabilities	$632.0	$630.8

(1)	Primarily related to plant life and derivative positions.
(2)	Amortized over the term of the related debt instruments.

(3)	Amortized over a 4 or 5-year period with various ending dates.
(4)	Includes a provision to reflect the FPSC approved PGS stipulation regarding PGS’s 2010 earnings above 11.75%. A one-time credit to customer bills totaling $3.0 million was applied in April 2011 and the remaining balance of the 2010 earnings above 11.75% will be credited to its accumulated depreciation reserves.

All regulatory assets are being recovered through the regulatory process. The following table further details the regulatory assets and the related recovery periods:

Regulatory assets
(millions)	Mar. 31, 2011	Dec 31, 2010
Clause recoverable (1)	$23.7	$45.2
Components of rate base (2)	245.6	248.1
Regulatory tax assets (3)	65.8	66.6
Capital structure and other (3)	45.1	44.7

Total	$380.2	$404.6

(1)	To be recovered through cost recovery clauses approved by the FPSC on a dollar-for-dollar basis in the next year.
(2)	Primarily reflects allowed working capital, which is included in rate base and earns a rate of return as permitted by the FPSC.
(3)	“Regulatory tax assets” and “Capital structure and other” regulatory assets have a recoverable period longer than a fiscal year and are recognized over the period authorized by the regulatory agency. Also included are unamortized loan costs, which are amortized over the life of the related debt instruments. See footnotes 1 and 2 in the prior table for additional information.

4. Income Taxes

Tampa Electric Company is included in the filing of a consolidated federal income tax return with TECO Energy and its affiliates. Tampa Electric Company’s income tax expense is based upon a separate return computation. Tampa Electric Company’s effective tax rates for the three months ended Mar. 31, 2011 and Mar. 31, 2010 differ from the statutory rate principally due to state income taxes, the domestic activity production deduction and the equity portion of Allowance for Funds Used During Construction.

The IRS concluded its examination of the company’s consolidated federal income tax return for the year 2009 during 2010. The U.S. federal statute of limitations remains open for the year 2007 and onward. Years 2010 and 2011 are currently under examination by the IRS under the Compliance Assurance Program. TECO Energy does not expect the settlement of current IRS examinations to significantly change the total amount of unrecognized tax benefits by the end of 2011. Florida’s statute of limitations is three years from the filing of an income tax return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. Years still open to examination by Florida’s tax authorities include 2007 and onward. The company does not expect the settlement of audit examinations to significantly change the total amount of unrecognized tax benefits within the next 12 months.

5. Employee Postretirement Benefits

Tampa Electric Company is a participant in the comprehensive retirement plans of TECO Energy. Amounts allocable to all participants of the TECO Energy retirement plans are found in Note 5, Employee Postretirement Benefits, in the TECO Energy, Inc. Notes to Consolidated Condensed Financial Statements. Tampa Electric Company’s portion of the net pension expense for the three months ended Mar. 31, 2011 and 2010, respectively, was $3.6 million and $4.9 million for pension benefits, and $3.5 million and $3.6 million for other postretirement benefits.

For the fiscal 2011 plan year, TECO Energy assumed an expected long-term return on plan assets of 7.75% and a discount rate of 5.30% for pension benefits under its qualified pension plan, and a discount rate of 5.25% for its other postretirement benefits as of their Jan. 1, 2011 measurement dates.

Effective Dec. 31, 2006, in accordance with the accounting standard for defined benefit plans and other postretirement benefits, Tampa Electric Company adjusted its postretirement benefit obligations and recorded regulatory assets to reflect the unamortized transition obligation, prior service cost, and actuarial gains and losses of its postretirement benefit plans. Included in the benefit expenses discussed above, for the three months ended Mar. 31, 2011, Tampa Electric Company reclassed $3.0 million of unamortized transition obligation, prior service cost and actuarial losses from regulatory assets to net income.

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

6. Short-Term Debt

At Mar. 31, 2011 and Dec. 31, 2010, the following credit facilities and related borrowings existed:

	Mar. 31, 2011			Dec. 31, 2010
(millions)	Credit Facilities	Borrowings Outstanding (1)	Letters of Credit Outstanding	Credit Facilities	Borrowings Outstanding (1)	Letters of Credit Outstanding
Tampa Electric Company:
5-year facility(2)	$325.0	$0.0	$0.7	$325.0	$5.0	$0.7
1-year accounts receivable facility	150.0	0.0	0.0	150.0	7.0	0.0

Total	$475.0	$0.0	$0.7	$475.0	$12.0	$0.7

(1)	Borrowings outstanding are reported as notes payable.
(2)	This 5-year facility matures May 9, 2012.

These credit facilities require commitment fees ranging from 7.0 to 35.0 basis points. The weighted-average interest rate on outstanding amounts payable under the credit facilities at Dec. 31, 2010 was 0.64%. There were no amounts outstanding under the credit facilities at Mar. 31, 2011.

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

7. Long-Term Debt

Purchase in Lieu of Redemption of Polk County Industrial Development Authority Solid Waste Disposal Facility Revenue Refunding Bonds (Tampa Electric Company Project), Series 2010

On Mar. 1, 2011, Tampa Electric Company purchased in lieu of redemption $75.0 million Polk County Industrial Development Authority (PCIDA) Solid Waste Disposal Facility Revenue Refunding Bonds (Tampa Electric Company Project), Series 2010 (the PCIDA Bonds). On Nov. 23, 2010, the PCIDA had issued the PCIDA Bonds in a term-rate mode pursuant to the terms of the Loan and Trust Agreement governing those bonds. Proceeds of the PCIDA Bonds were used to redeem $75.0 million Polk County Industrial Development Authority (PCIDA) Solid Waste Disposal Facility Revenue Refunding Bonds (Tampa Electric Company Project), Series 2007, which previously had been in auction rate mode and had been held by Tampa Electric Company since Mar. 26, 2008. The PCIDA Bonds bore interest at the initial term rate of 1.50% per annum from Nov. 23, 2010 to Mar. 1, 2011.

On Mar. 26, 2008, Tampa Electric Company purchased in lieu of redemption $20.0 million Hillsborough County Industrial Development Authority (HCIDA) Pollution Control Revenue Refunding Bonds (Tampa Electric Company Project), Series 2007C. After the Mar. 1, 2011 purchase of the PCIDA Bonds, $95.0 million in bonds purchased in lieu of redemption were held by the trustee at the direction of Tampa Electric Company as of Mar. 31, 2011 (the “Held Bonds”) to provide an opportunity to evaluate refinancing alternatives. The Held Bonds effectively offset the outstanding debt balances and are presented net on the balance sheet.

8. Commitments and Contingencies

Legal Contingencies

From time to time, Tampa Electric Company and its subsidiaries are involved in various legal, tax and regulatory proceedings before various courts, regulatory commissions and governmental agencies in the ordinary course of its business. Where appropriate, accruals are made in accordance with accounting standards for contingencies to provide for matters that are probable of resulting in an estimable loss. While the outcome of such proceedings is uncertain, management does not believe that their ultimate resolution will have a material adverse effect on the company’s results of operations or financial condition.

Merco Group at Adventura Landings v. Peoples Gas System

In October 2004, Merco Group at Adventura Landings I, II and III (Merco), filed suit against PGS in Dade County Circuit Court, and in its second amended complaint under that action, Merco alleged that coal tar from a certain former PGS manufactured gas plant site had been deposited in the early 1960s onto property now owned by Merco. Merco alleges that it incurred approximately $2.5 million in costs associated with the removal of such coal tar, and recently provided expert testimony claiming $110.0 million plus interest in damages from out-of-pocket development expenses and lost profits due to the delay in its condominium development project allegedly caused by the presence of the coal tar. PGS maintains that the coal tar did not originate from its manufactured gas plant site and has filed a third-party complaint against Continental Holdings, Inc., which Merco also added as a defendant in its suit, as the owner at the relevant time of the site that PGS believes was the source of the coal tar on Merco’s property. In addition, PGS filed a counterclaim against Merco maintaining that, because Merco purchased the property with actual knowledge of the presence of coal tar on the property, Merco should contribute towards any damages resulting from the presence of coal tar. In an April 2011 ruling the trial judge clarified that Merco retained the burden of proof to establish a nexus between the coal tar on the property and PGS’s site. A non-jury trial is scheduled for June 2011.

Superfund and Former Manufactured Gas Plant Sites

Tampa Electric Company, through its Tampa Electric and Peoples Gas divisions, is a PRP for certain superfund sites and, through its Peoples Gas division, for certain former manufactured gas plant sites. While the joint and several liability associated with these sites presents the potential for significant response costs, as of Mar. 31, 2011, Tampa Electric Company has estimated its ultimate financial liability to be $21.2 million, primarily at PGS. This amount has been accrued and is primarily reflected in “Long-term regulatory liabilities” on the company’s consolidated balance sheet. The environmental remediation costs associated with these sites, which are expected to be paid over many years, are not expected to have a significant impact on customer prices.

The estimated amounts represent only the estimated portion of the clean-up costs attributable to Tampa Electric Company. The estimates to perform the work are based on Tampa Electric Company’s experience with similar work adjusted for site-specific conditions and agreements with the respective governmental agencies. The estimates are made in current dollars, are not discounted and do not assume any insurance recoveries.

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

Potentially Responsible Party Notification

In October 2010, the U.S. EPA notified Tampa Electric Company that it is a potentially responsible party under the federal Superfund law for the proposed conduct of a contaminated soil removal action and further clean up, if necessary, at a property owned by Tampa Electric Company in Tampa, Florida. The property owned by Tampa Electric Company is undeveloped except for location of transmission lines and poles, and is adjacent to an industrial site, not owned by Tampa Electric Company, which the EPA has studied since 1992 or earlier. The EPA has asserted this potential liability due to Tampa Electric Company’s ownership of the property described above but, to the knowledge of Tampa Electric Company, is not based upon any release of hazardous substances by Tampa Electric Company. Tampa Electric Company has responded to the EPA regarding such matter. The scope and extent of its potential liability, if any, and the costs of any required investigation and remediation have not been determined.

Guarantees and Letters of Credit

A summary of the face amount or maximum theoretical obligation under Tampa Electric Company’s letters of credit as of Mar. 31, 2011 are as follows:

Letters of Credit -Tampa Electric Company
(millions)
Letters of Credit for the Benefit of:	2011	2012-2015	After(1) 2015	Total	Liabilities Recognized at Mar. 31, 2011
Tampa Electric
Letters of credit	$0.0	$0.0	$0.7	$0.7	$0.2

Total	$0.0	$0.0	$0.7	$0.7	$0.2

(1)	These guarantees renew annually and are shown on the basis that they will continue to renew beyond 2015.

Financial Covenants

In order to utilize its bank credit facilities, Tampa Electric Company must meet certain financial tests as defined in the applicable agreements. In addition, Tampa Electric Company has certain restrictive covenants in specific agreements and debt instruments. At Mar. 31, 2011, Tampa Electric Company was in compliance with all applicable financial covenants.

9. Segment Information

(millions) Three months ended Mar. 31,	Tampa Electric	Peoples Gas	Other & Eliminations	Tampa Electric Company
2011
Revenues - external	$431.3	$156.0	$0.0	$587.3
Sales to affiliates	1.9	0.1	(2.0)	0.0

Total revenues	433.2	156.1	(2.0)	587.3
Depreciation	54.9	11.8	0.0	66.7
Total interest charges	30.9	4.5	0.0	35.4
Provision for taxes	20.0	9.3	0.0	29.3
Net income	$31.6	$14.7	$0.0	$46.3

2010
Revenues - external	$524.8	$181.7	$0.0	$706.5
Sales to affiliates	0.3	11.2	(11.3)	0.2

Total revenues	525.1	192.9	(11.3)	706.7
Depreciation	53.0	11.4	0.0	64.4
Total interest charges	30.3	4.6	0.0	34.9
Provision for taxes	27.8	11.2	0.0	39.0
Net income	$48.1	$17.9	$0.0	$66.0

Total assets at Mar. 31, 2011	$5,495.2	$857.6	$(9.1)	$6,343.7

Total assets at Dec. 31, 2010	$5,580.6	$872.7	$(14.8)	$6,438.5

10. Accounting for Derivative Instruments and Hedging Activities

From time to time, Tampa Electric Company enters into futures, forwards, swaps and option contracts for the following purposes:

•	To limit the exposure to price fluctuations for physical purchases and sales of natural gas in the course of normal operations; and

•	To limit the exposure to interest rate fluctuations on debt securities.

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

A company’s physical contracts qualify for the NPNS exception to derivative accounting rules, provided they meet certain criteria. Generally, NPNS applies if the company deems the counterparty creditworthy, if the counterparty owns or controls resources within the proximity to allow for physical delivery of the commodity, if the company intends to receive physical delivery and if the transaction is reasonable in relation to the company’s business needs. As of Mar. 31, 2011, all of Tampa Electric Company’s physical contracts qualify for the NPNS exception.

The following table presents the derivative hedges of natural gas contracts at Mar. 31, 2011 and Dec. 31, 2010 to limit the exposure to changes in the market price for natural gas used to produce energy and natural gas purchased for resale to customers:

Natural Gas Derivatives
(millions)	Mar. 31, 2011	Dec. 31, 2010
Current assets	$1.6	$1.1
Long-term assets	1.0	0.0

Total assets	$2.6	$1.1

Current liabilities(1)	$15.0	$27.2
Long-term liabilities	0.2	2.6

Total liabilities	$15.2	$29.8

(1)	Amounts presented above are on a gross basis, with asset and liability positions netted by counterparty in accordance with accounting standards for derivatives and hedging.

The ending balance in AOCI related to previously settled interest rate swaps at Mar. 31, 2011 is a net loss of $5.2 million after tax and accumulated amortization. This compares to a net loss of $5.3 million in AOCI after tax and accumulated amortization at Dec. 31, 2010.

The following table presents the effect of energy related derivatives on the fuel recovery clause mechanism in the Consolidated Condensed Balance Sheet as of Mar. 31, 2011:

Energy Related Derivatives
	Asset Derivatives		Liability Derivatives
(millions) at Mar. 31, 2011	Balance Sheet Location(1)	Fair Value	Balance Sheet Location(1)	Fair Value
Commodity Contracts:

Natural gas derivatives:
Current	Regulatory liabilities	$1.6	Regulatory assets	$15.0
Long-term	Regulatory liabilities	1.0	Regulatory assets	0.2

Total		$2.6		$15.2

(1)	Natural gas derivatives are deferred in accordance with accounting standards for regulated operations and all increases and decreases in the cost of natural gas supply are passed on to customers with the fuel recovery clause mechanism. As gains and losses are realized in future periods, they will be recorded as fuel costs in the Consolidated Condensed Statements of Income.

Based on the fair value of the instruments at Mar. 31, 2011, net pretax losses of $13.4 million are expected to be reclassified from regulatory assets to the Consolidated Condensed Statements of Income within the next twelve months.

The following table presents the effect of hedging instruments on OCI and income for the three months ended Mar. 31:

(millions)	Amount of Gain/(Loss) on Derivatives Recognized in OCI	Location of Gain/(Loss) Reclassified From AOCI Into Income	Amount of Gain/(Loss) Reclassified From AOCI Into Income
Derivatives in Cash Flow Hedging Relationships	Effective Portion(1)	Effective Portion(1)
2011
Interest rate contracts:	$0.0	Interest expense	($0.1)

Total	$0.0		($0.1)

2010
Interest rate contracts:	$0.0	Interest expense	($0.2)

Total	$0.0		($0.2)

(1)	Changes in OCI and AOCI are reported in after-tax dollars.

For derivative instruments that meet cash flow hedge criteria, the effective portion of the gain or loss on the derivative is reported as a component of OCI and reclassified into earnings in the same period or period during which the hedged transaction affects earnings. Gains and losses on the derivatives representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. For the three months ended Mar. 31, 2011 and 2010, all hedges were effective.

The maximum length of time over which the company is hedging its exposure to the variability in future cash flows extends to Dec. 31, 2013 for the financial natural gas contracts. The following table presents by commodity type the company’s derivative volumes that, as of Mar. 31, 2011, are expected to settle during the 2011, 2012 and 2013 fiscal years:

(millions)	Natural Gas Contracts (MMBTUs)
Year	Physical	Financial
2011	0.0	29.0
2012	0.0	18.7
2013	0.0	0.8

Total	0.0	48.5

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

It is possible that volatility in commodity prices could cause Tampa Electric Company to have material credit risk exposures with one or more counterparties. If such counterparties fail to perform their obligations under one or more agreements, Tampa Electric Company could suffer a material financial loss. However, as of Mar. 31, 2011, substantially all of the counterparties with transaction amounts outstanding in Tampa Electric Company’s energy portfolio are rated investment grade by the major rating agencies. Tampa Electric Company assesses credit risk internally for counterparties that are not rated.

Tampa Electric Company has entered into commodity master arrangements with its counterparties to mitigate credit exposure to those counterparties. The company generally enters into the following master arrangements: (1) EEI agreements - standardized power sales contracts in the electric industry; (2) ISDA agreements - standardized financial gas and electric contracts; and (3) NASEB agreements - standardized physical gas contracts. Tampa Electric Company believes that entering into such agreements reduces the risk from default by creating contractual rights relating to creditworthiness, collateral and termination.

Tampa Electric Company has implemented procedures to monitor the creditworthiness of its counterparties and to consider nonperformance in valuing counterparty positions. Tampa Electric Company monitors counterparties’ credit standing, including those that are experiencing financial problems, have significant swings in credit default swap rates, have credit rating changes by external rating agencies, or have changes in ownership. Net liability positions are generally not adjusted as Tampa Electric Company uses derivative transactions as hedges and has the ability and intent to perform under each of these contracts. In the instance of net asset positions, Tampa Electric Company considers general market conditions and the observable financial health and outlook of specific counterparties, forward looking data such as credit default swaps, when available, and historical default probabilities from credit rating agencies in evaluating the potential impact of nonperformance risk to derivative positions. As of Mar. 31, 2011, all positions with counterparties are net liabilities.

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

The table below presents the fair value of the overall contractual contingent liability positions for Tampa Electric Company’s derivative activity at Mar. 31, 2011:

Contingent Features
(millions) At Mar. 31, 2011	Fair Value Asset/ (Liability)	Derivative Exposure Asset/ (Liability)	Posted Collateral
Credit Rating	$(14.3)	$(14.3)	$0.0

11. Fair Value Measurements

Items Measured at Fair Value on a Recurring Basis

The following tables set forth, by level within the fair value hierarchy, Tampa Electric Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of Mar. 31, 2011 and Dec. 31, 2010. As required by accounting standards for fair value measurements, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Tampa Electric Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. For all assets and liabilities presented below the market approach was used in determining fair value.

Recurring Derivative Fair Value Measures
	At fair value as of Mar. 31, 2011
(millions)	Level 1	Level 2	Level 3	Total
Assets
Natural gas swaps	$0.0	$2.6	$0.0	$2.6

Total	$0.0	$2.6	$0.0	$2.6

Liabilities
Natural gas swaps	$0.0	$15.2	$0.0	$15.2

Total	$0.0	$15.2	$0.0	$15.2

	At fair value as of Dec. 31, 2010
(millions)	Level 1	Level 2	Level 3	Total
Assets
Natural gas swaps	$0.0	$1.1	$0.0	$1.1

Total	$0.0	$1.1	$0.0	$1.1

Liabilities
Natural gas swaps	$0.0	$29.8	$0.0	$29.8

Total	$0.0	$29.8	$0.0	$29.8

Natural gas swaps are over-the-counter swap instruments. The primary pricing inputs in determining the fair value of natural gas swaps are the NYMEX quoted closing prices of exchange-traded instruments. These prices are applied to the notional amounts of active positions to determine the reported fair value.

Tampa Electric Company considered the impact of nonperformance risk in determining the fair value of derivatives. Tampa Electric Company considered the net position with each counterparty, past performance of both parties and the intent of the parties, indications of credit deterioration, and whether the markets in which we transact have experienced dislocation. At Mar. 31, 2011, the fair value of derivatives was not materially affected by nonperformance risk. Tampa Electric Company’s net positions with substantially all counterparties were liability positions.

Fair Value of Long-Term Debt

At Mar. 31, 2011, Tampa Electric Company’s total long-term debt had a carrying amount of $1,994.5 million and an estimated fair market value of $2,175.4 million. At Dec. 31, 2010, total long-term debt had a carrying amount of $2,069.5 million and an estimated fair market value of $2,217.0 million.

12. Other Comprehensive Income

Other Comprehensive Income	Three months ended Mar. 31,
(millions)	Gross	Tax	Net
2011
Unrealized gain (loss) on cash flow hedges	$0.0	$0.0	$0.0
Loss reclassified to net income	0.3	(0.2)	0.1

Gain on cash flow hedges	0.3	(0.2)	0.1

Total other comprehensive income	$0.3	$(0.2)	$0.1

2010
Unrealized gain (loss) on cash flow hedges	$0.0	$0.0	$0.0
Loss reclassified to net income	0.3	(0.1)	0.2

Gain on cash flow hedges	0.3	(0.1)	0.2

Total other comprehensive income	$0.3	$(0.1)	$0.2

Accumulated Other Comprehensive Loss
(millions)	Mar. 31, 2011	Dec. 31, 2010
Net unrealized losses from cash flow hedges (1)	$(5.2)	$(5.3)

Total accumulated other comprehensive loss	$(5.2)	$(5.3)

(1)	Net of tax benefit of $3.2 million and $3.4 million as of Mar. 31, 2011 and Dec. 31, 2010, respectively.

13. Variable Interest Entities

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

Tampa Electric Company has entered into multiple PPAs with wholesale energy providers in Florida to ensure the ability to meet customer energy demand and to provide lower cost options in the meeting of this demand. These agreements range in size from 121 MW to 370 MW of available capacity, are with similar entities and contain similar provisions. Because some of these provisions provide for the transfer or sharing of a number of risks inherent in the generation of energy, these agreements meet the definition of being VIEs. These risks include: operating and maintenance; regulatory; credit; commodity/fuel; and energy market risk. Tampa Electric Company has reviewed these risks and has determined that the owners of these entities have retained the majority of these risks over the expected life of the underlying generating assets, have the power to direct the most significant activities, the obligation or right to absorb losses or benefits and hence remain the primary beneficiaries. As a result, Tampa Electric Company is not required to consolidate any of these entities. Tampa Electric Company purchased $15.8 million and $30.3 million pursuant to PPAs for the three months ended Mar. 31, 2011 and 2010, respectively.

In one instance Tampa Electric Company’s agreement with the entity for 370 MW of capacity was entered into prior to Dec. 31, 2003, the effective date of these standards. Under these standards, Tampa Electric Company is required to make an exhaustive effort to obtain sufficient information to determine if this entity is a VIE and which holder of the variable interests is the primary beneficiary. The owners of this entity are not willing to provide the information necessary to make these determinations, have no obligation to do so and the information is not available publicly. As a result, Tampa Electric Company is unable to determine if this entity is a VIE and if so, which variable interest holder, if any, is the primary beneficiary. Tampa Electric Company has no obligation to this entity beyond the purchase of capacity; therefore, the maximum exposure for Tampa Electric Company is the obligation to pay for such capacity under terms of the PPA at rates that could be unfavorable to the wholesale market. Tampa Electric Company purchased $7.1 million and $12.7 million for the three months ended Mar. 31, 2011 and 2010, respectively, under this PPA.

Tampa Electric Company does not provide any material financial or other support to any of the VIEs it is involved with, nor is it under any obligation to absorb losses associated with these VIEs. In the normal course of business, Tampa Electric Company’s involvement with the remaining VIEs does not affect its Consolidated Condensed Balance Sheets, Statements of Income or Cash Flows.

Item 2.	MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS

This Management’s Discussion & Analysis contains forward-looking statements, which are subject to the inherent uncertainties in predicting future results and conditions. Actual results may differ materially from those forecasted. The forecasted results are based on the company's current expectations and assumptions, and the company does not undertake to update that information or any other information contained in this Management’s Discussion and Analysis, except as may be required by law. Factors that could impact actual results include: regulatory actions by federal, state or local authorities; unexpected capital needs or unanticipated reductions in cash flow that affect liquidity; the ability to access the capital and credit markets when required; the availability of adequate rail transportation capacity for the shipment of TECO Coal's production; general economic conditions affecting energy sales at the utility companies; economic conditions, both national and international, affecting the Florida economy and demand for TECO Coal's production; weather variations and changes in customer energy usage patterns affecting sales and operating costs at Tampa Electric and Peoples Gas and the effect of extreme weather conditions or hurricanes; operating conditions, commodity prices, operating cost and environmental or safety rule changes affecting the production levels and margins at TECO Coal; fuel cost recoveries and related cash at Tampa Electric; and the ability of TECO Energy's subsidiaries to operate equipment without undue accidents, breakdowns or failures. Additional information is contained under "Risk Factors" in TECO Energy, Inc.'s Annual Report on Form 10-K for the period ended Dec. 31, 2010.

Earnings Summary - Unaudited
	Three months ended Mar. 31,
(millions, except per share amounts)	2011	2010
Consolidated revenues	$796.1	$912.3

Net income attributable to TECO Energy	$51.7	$55.8

Average common shares outstanding
Basic	213.0	212.2
Diluted	215.0	213.9

Earnings per share - basic	$0.24	$0.26

Earnings per share - diluted	$0.24	$0.26

Operating Results

Three Months Ended Mar. 31, 2011

TECO Energy, Inc. reported first quarter 2011 net income of $51.7 million or $0.24 per share, compared to $55.8 million or $0.26 per share in the first quarter of 2010. First quarter results in 2010 were reduced by a $16.2 million charge for early debt retirement and a $0.9 million charge related to the 2009 restructuring.

Operating Company Results

All amounts included in the operating company and Parent/other results discussions are after tax, unless otherwise noted.

Tampa Electric Company – Electric Division

Net income for the first quarter was $31.6 million, compared with $48.1 million for the same period in 2010. Results for the quarter reflected lower energy sales as a result of more normal weather compared to 2010, which was the coldest winter in the Tampa area in 40 years. Results for the quarter also reflected lower operations and maintenance expenses discussed below. Net income included $0.3 million of Allowance for Funds Used During Construction (AFUDC) - equity, which represents allowed equity cost capitalized to construction costs, compared with $1.0 million in the 2010 period.

Total heating and cooling degree days were 2% above normal in 2011, but 27% below 2010 levels. Although degree days were slightly above normal, periods of cold and warm weather during the first quarter were not sustained long enough to generate typical first quarter load. First quarter base revenues were $28.0 million lower than 2010, primarily reflecting the milder weather and the voluntary conservation that typically occurs during periods without extreme weather. The average number of customers increased 0.6% in the 2011 first quarter as a result of improvements in the Florida economy and Tampa area housing market.

Total net energy for load, which is a calendar measurement of retail energy sales rather than a billing cycle measurement, decreased 11.2% in the first quarter of 2011 compared to the same period in 2010. The first quarter energy sales shown below reflect the higher sales associated with the late December cold weather that are included in 2011 energy sales due to the timing of billing cycles. Lower retail energy sales were driven by lower sales to the weather-sensitive residential customers and lower sales to industrial-phosphate customers due to increased self-generation. In addition, an industrial-phosphate customer experienced an outage on its own generating unit in the first quarter of 2010, which returned to service last year.

Operations and maintenance expense, excluding all FPSC-approved cost recovery clauses, decreased $2.4 million in the first quarter of 2011, compared to the same period in 2010, reflecting higher generating system maintenance expenses and higher expenses to operate the distribution system, which were more than offset by lower accruals for performance-based incentive compensation for all employees. Depreciation and amortization expense increased due to additions to facilities to serve customers.

On Apr. 7, 2011 the Federal Communications Commission (FCC) issued a new order revising its pole attachment rules including a timeline for attachers gaining access to poles, attachment rules for wireless carriers, complaint processes and a revised methodology to calculate acceptable pole attachment rates. The FCC has stated that its intent is to establish a rate calculation methodology intended to achieve a balance between promoting broadband service and maintaining incentives for utilities to provide attachment space. Previously the FCC used a two-rate system; one rate for telecommunications carriers and another lower rate for cable companies to encourage their development in the country. This new rule eliminated the dual-rate system and mandates a single rate for all attachers nearer the lower cable rate. Importantly, it also sets up a mechanism for other communications attachers who had previously been paying a negotiated rate for attachment to complain to the FCC and potentially avail themselves of this lower rate going forward. Although the order is not yet implemented or final, it is expected to be appealed. The potential impact could reduce other revenues to Tampa Electric as much as $3.0 to $4.0 million annually.

A summary of Tampa Electric’s operating statistics for the three months ended Mar. 31, 2011 and 2010 follows:

	Operating Revenues			Kilowatt-hour sales
(millions, except average customers)	2011	2010	% Change	2011	2010	% Change
Three months ended Mar. 31,
By Customer Type
Residential	$225.3	$267.1	(15.6)	1,973.9	2,229.9	(11.5)
Commercial	138.8	147.1	(5.6)	1,391.2	1,385.2	0.4
Industrial – Phosphate	15.5	21.5	(27.9)	184.3	243.7	(24.4)
Industrial – Other	23.3	24.0	(2.9)	251.4	242.7	3.6
Other sales of electricity	43.1	46.3	(6.9)	420.2	430.9	(2.5)
Deferred and other revenues (1)	(33.8)	(3.4)	894.1

	412.2	502.6	(18.0)	4,221.0	4,532.4	(6.9)
Sales for resale	6.2	9.9	(37.4)	105.0	94.1	11.6
Other operating revenue	14.8	12.4	19.4	0.0	0.0	0.0
NOx allowance sales	0.0	0.2	0.0	0.0	0.0	0.0

	$433.2	$525.1	(17.5)	4,326.0	4,626.5	(6.5)

Average customers (thousands)	674.2	669.9	0.6
Retail net energy for load (kilowatt hours)				4,115.2	4,636.1	(11.2)

(1)	Primarily reflects the timing of environmental and fuel clause recoveries.

Tampa Electric Company – Natural Gas Division (Peoples Gas)

Peoples Gas reported net income of $14.7 million for the first quarter, compared to $17.9 million in the same period in 2010. In 2010, pretax base revenues included an approximate $10.0 million benefit due to the unusually cold winter weather. Quarterly results reflect a 0.8% higher average number of customers due to improvements in the Florida economy and housing markets. Total therm sales decreased 8%, driven by a 21% decrease in sales to weather sensitive residential customers from more normal winter weather. Higher therm sales to industrial customers reflect generally higher usage by those customers and a previously idled customer returning to service. Gas transported for power generation customers and off-system sales decreased in 2011 compared to the first quarter of 2010 when extremely cold weather drove higher energy demand. Non-fuel operations and maintenance expense increased slightly compared to 2010 levels due to higher self-insurance reserves, partially offset by lower accruals for performance-based incentive compensation for all employees. Results also reflect slightly higher depreciation expense due to routine plant additions.

Over the past seven months there have been 12 significant incidents across the United States of failures or damage to natural gas transmission or distribution pipelines which have resulted in natural gas leaks, explosions or fires. As a result, the U.S. Department of Transportation (DOT) has asked the state governors to encourage state utility commissions to accelerate pipeline repair, rehabilitation and replacement programs for systems whose integrity cannot be positively confirmed. The Peoples Gas system consists of approximately 11,000 miles of mains including 567 miles (5%) of cast iron or bare steel pipe. Peoples Gas has an active program of replacing cast iron or bare steel pipe as opportunities arise, which has reduced the miles of this type of pipe 12% since 2005. Peoples Gas is currently conducting a distribution integrity management program required by DOT’s Pipeline and Hazardous Materials Safety Administration, and will evaluate prioritization and acceleration of its cast iron and bare steel pipe replacement program.

A summary of PGS’s regulated operating statistics for the three months ended Mar. 31, 2011 and 2010 follows:

	Operating Revenues			Therms
(millions, except average customers)	2011	2010	% Change	2011	2010	% Change
Three months ended Mar. 31,
By Customer Type
Residential	$56.0	$71.4	(21.6)	36.6	46.3	(21.0)
Commercial	45.0	50.1	(10.2)	122.4	125.3	(2.3)
Industrial	2.5	2.7	(7.4)	55.7	54.6	2.0
Off system sales	33.7	51.3	(34.3)	72.7	82.5	(11.9)
Power generation	2.5	2.3	4.3	116.3	128.9	(9.8)
Other revenues	13.6	12.7	7.1	0.0	0.0	0.0

Total	$153.3	$190.5	(19.6)	403.7	437.6	(7.7)

By Sales Type
System supply	$110.8	$148.9	(25.6)	124.6	146.1	(14.7)
Transportation	28.9	28.9	0.0	279.1	291.5	(4.3)
Other revenues	13.6	12.7	7.1	0.0	0.0	0.0

Total	$153.3	$190.5	(19.5)	403.7	437.6	(7.7)

Average customers (thousands)	338.9	336.4	0.8

TECO Coal

TECO Coal reported first quarter net income of $8.2 million, compared to $16.8 million in the same period in 2010. Results in 2010 included a $3.3 million benefit from the settlement of state income tax issues recorded in prior years.

In 2011, first quarter sales were 2.1 million tons, the same as in the first quarter of 2010. Results reflected an average net per-ton selling price, excluding transportation allowances, of more than $81 per ton, more than 6% higher than in 2010. The first quarter selling price reflects the shipments of specialty coal sold to European customers with an April 2010 through March 2011 contract cycle. These first quarter sales will be replaced at higher selling prices for the remainder of the year as noted by the expected full - year average selling price of $88 per ton reflected in the 2011 guidance section below. In the first quarter of 2011, the all-in total per-ton cost of production was $76, compared to $68 per ton in the 2010 period, and within the cost guidance range previously provided. Costs in the first quarter reflect higher contract miner costs; higher surface mining costs as a result of trucking coal and overburden further due to delays in obtaining new surface mine permits; higher royalty and severance fees, which are related to selling costs; and higher safety related costs due to increased mine inspection activities. TECO Coal's effective income tax rate in the first quarter of 2011 was 16%, compared to 23%, excluding the effect of the state income tax settlement, in the 2010 period.

TECO Guatemala

TECO Guatemala reported first quarter net income of $6.3 million in 2011, compared to $10.4 million in the 2010 period. The 2011 first quarter results reflect the absence of net income from DECA II (sold in October 2010), which was $3.2 million in 2010, and the $2.0 million lower capacity payments related to the Alborada contract extension, which became effective in September 2010. Results also reflect the normal seasonal higher spot energy sales from the San José Power Station due to lower power supplies from hydro-electric sources. Margins on spot energy sales improved driven by the current high cost of residual fuel oil, which sets the market clearing price. Results also reflect normal capacity payments for the San José Power Station, compared to the first quarter of 2010 when the capacity payments were reduced by $2.0 million under the power sales contract due to unplanned outages in 2009.

Parent/Other

Parent/other cost in the first quarter was $9.1 million, compared to a cost of $37.4 million for the 2010 period. First quarter 2010 results for Parent/other included a $16.2 million charge related to the early debt retirement previously described and a $0.9 million charge related to the 2009 restructuring activities. Results in 2011 reflect $3.9 million lower interest expense as a result of the 2010 debt retirement and restructuring actions. Results in 2010 included a $5.2 million negative valuation adjustment to foreign tax credits based on estimated foreign source income and projected timing of the utilization of the net operating loss carry forwards, and a $1.1 million charge to adjust deferred tax balances related to the Medicare Part D subsidies as a result of the Patient Protection and Affordable Care Act.

Income Taxes

The provisions for income taxes from continuing operations for the three month periods ended Mar. 31, 2011 and Mar. 31, 2010 were $28.4 million and $34.3 million, respectively. The provision for income taxes in the three months ended Mar. 31, 2011 was impacted by lower operating income, and higher state income taxes offset by depletion at TECO Coal.

Liquidity and Capital Resources

The table below sets forth the Mar. 31, 2011 consolidated liquidity and cash balances, the cash balances at the operating companies and TECO Energy parent, and amounts available under the TECO Energy/TECO Finance and Tampa Electric Company credit facilities.

	Balances as of Mar. 31, 2011
(millions)	Consolidated	Tampa Electric Company	Other	Parent
Credit facilities	$675.0	$475.0	$0.0	$200.0
Drawn amounts / LCs	7.4	0.7	0.0	6.7

Available credit facilities	667.6	474.3	0.0	193.3

Cash and short-term investments	89.5	27.2	39.4	22.9

Total liquidity	$757.1	$501.5	$39.4	$216.2

Covenants in Financing Agreements

In order to utilize their respective bank credit facilities, TECO Energy, TECO Finance and Tampa Electric Company must meet certain financial tests as defined in the applicable agreements. In addition, TECO Energy, TECO Finance, Tampa Electric Company, and other operating companies have certain restrictive covenants in specific agreements and debt instruments. At Mar. 31, 2011, TECO Energy, TECO Finance, Tampa Electric Company, and the other operating companies were in compliance with all applicable financial covenants. The table that follows lists the covenants and the performance relative to them at Mar. 31, 2011. Reference is made to the specific agreements and instruments for more details.

TECO Energy Significant Financial Covenants
(millions, unless otherwise indicated)
Instrument	Financial Covenant(1)	Requirement/Restriction	Calculation at Mar. 31, 2011
Tampa Electric Company
Credit facility(2)	Debt/capital	Cannot exceed 65%	48.1%
Accounts receivable credit facility(2)	Debt/capital	Cannot exceed 65%	48.1%
6.25% senior notes	Debt/capital Limit on liens(3)	Cannot exceed 60% Cannot exceed $700	48.1% $0 liens outstanding
Insurance agreement relating to certain pollution bonds	Limit on liens(3)	Cannot exceed $435 (7.5% of net assets)	$0 liens outstanding
TECO Energy/TECO Finance
Credit facility(2)	EBITDA/interest(4)	Minimum of 2.6 times	4.5 times
TECO Energy 6.75% notes and TECO Finance 6.75% notes	Restrictions on secured debt(5)	(6)	(6)

(1)	As defined in each applicable instrument.
(2)	See Note 6 to the TECO Energy Consolidated Financial Statements for a description of the credit facilities.
(3)	If the limitation on liens is exceeded the company is required to provide ratable security to the holders of these notes.
(4)	EBITDA generally represents EBIT before depreciation and amortization. However, the term is subject to the definition prescribed under the relevant agreement.
(5)	These limitations would not include first mortgage bonds of Tampa Electric Company if any were outstanding.
(6)	The indentures for these notes contain restrictions which limit secured debt of TECO Energy if secured by Principal Property or Capital Stock or indebtedness of directly held subsidiaries (with exceptions as defined in the indentures) without equally and ratably securing these notes.

Credit Ratings of Senior Unsecured Debt at Mar. 31, 2011

	Standard & Poor’s	Moody’s	Fitch
Tampa Electric Company	BBB	Baa1	A-
TECO Energy/TECO Finance	BBB-	Baa3	BBB

On Mar. 24, 2011, Fitch Ratings upgraded the senior unsecured ratings of Tampa Electric Company, TECO Finance and TECO Energy to A-, BBB and BBB, respectively, all with stable outlooks.

On Mar. 16, 2011, Standard & Poor’s revised its outlook on TECO Energy, TECO Finance and Tampa Electric Company to positive from stable and affirmed its ratings on all three entities.

Standard & Poor’s, Moody’s and Fitch describe credit ratings in the BBB or Baa category as representing adequate capacity for payment of financial obligations. Fitch describes credit ratings in the A category as representing strong capacity for payment of financial obligations. The lowest investment grade credit ratings for Standard & Poor’s is BBB-, for Moody’s is Baa3 and for Fitch is BBB-; thus all three credit rating agencies assign TECO Energy, TECO Finance and Tampa Electric Company’s senior unsecured debt investment grade ratings.

A credit rating agency rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Our access to capital markets and cost of financing, including the applicability of restrictive financial covenants, are influenced by the ratings of our securities. In addition, certain of Tampa Electric Company’s derivative instruments contain provisions that require Tampa Electric Company’s debt to maintain an investment grade credit rating. See Note 12 to the TECO Energy, Inc. Consolidated Condensed Financial Statements. The credit ratings listed above are included in this report in order to provide information that may be relevant to these matters and because downgrades, if any, in credit ratings may affect our ability to borrow and may increase financing costs, which may decrease earnings. These credit ratings are not necessarily applicable to any particular security that we may offer and therefore should not be relied upon for making a decision to buy, sell or hold any of our securities.

2011 Guidance and Business Drivers

TECO Energy is maintaining its 2011 earnings per share guidance range between $1.25 and $1.40, excluding charges and gains, and is updating its business drivers as discussed below.

Tampa Electric and Peoples Gas expect to earn their respective allowed returns on equity authorized in their 2009 base rate proceedings. Tampa Electric expects customer growth to continue to be in line with the trends experienced in 2010; however, due to the unusual weather experienced in 2010, it expects lower energy sales in 2011 assuming normal weather. In 2010, weather added between $30 and $40 million to pretax base revenue at Tampa Electric. Also in 2010, Tampa Electric reduced base revenue $24 million as a one-time item under its regulatory agreement approved by the FPSC. Peoples Gas expects slower customer growth than Tampa Electric due to the more severe impact of the housing market situation in some of the areas served by Peoples Gas.

TECO Coal now has its expected 2011 sales of between 8.5 and 9.0 million tons contracted at an average selling price across all products of more than $88 per ton. The quarterly selling price will average more than $90 per ton over the remainder of the year due to the first quarter completion of shipments of tons to European customers under contracts signed in 2010. The 2011 product mix is expected to be about 45% specialty coal, which includes stoker, metallurgical and PCI coals, and the remainder utility steam coal. The cost of production is expected to be in a range between $74 and $78 per ton due to higher contract miner costs, higher safety related costs, higher royalties and severance costs, which are a function of selling price, and higher surface mining cost, primarily due to longer hauling distances as a result of delays in the issuance of permits. TECO Coal’s effective income tax rate is expected to be about 25% for the full year.

The guidance assumes normal operations for the Alborada and San José power stations in Guatemala. TECO Guatemala extended the power sales contract for the Alborada Power Station for five years at rates approximately 55%, or $7.0 million after tax on an annual basis, below the previous contract level effective Sep. 14, 2010. TECO Guatemala’s results will reflect the absence of earnings from DECA II, which was sold in October 2010. Prior to the sale, DECA II contributed $13.1 million to 2010 net income at TECO Guatemala.

Parent/other interest cost in 2011 will reflect the December 2010 early retirement of $236.0 million of TECO Energy and TECO Finance notes due in 2012, and the repayment of $64.0 million of notes May 1, 2011.

This guidance is provided in the form of a range to allow for varying outcomes with respect to important variables, such as the strength of the economic and housing market recovery in Florida, weather and customer usage at the Florida utilities, and margins at TECO Coal.

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

The valuation methods we used to determine fair value are described in Note 12 to the TECO Energy, Inc. Consolidated Condensed Financial Statements. In addition, the company considered the impact of nonperformance risk in determining the fair value of derivatives. The company considered the net position with each counterparty, past performance of both parties and the intent of the parties, indications of credit deterioration, and whether the markets in which we transact have experienced dislocation. At Mar. 31, 2011 the fair value of derivatives was not materially affected by nonperformance risk. Our net positions with substantially all counterparties were liability positions.

Critical Accounting Policies and Estimates

Our critical accounting policies relate to deferred income taxes, employee postretirement benefits, long-lived assets and regulatory accounting. For further discussion of our critical accounting policies, see TECO Energy, Inc.’s Annual Report on Form 10-K for the year ended Dec. 31, 2010.

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

Commodity Risk

We face varying degrees of exposure to commodity risks including coal, natural gas, fuel oil and other energy commodity prices. Any changes in prices could affect the prices these businesses charge, their operating costs and the competitive position of their products and services, and affect the net fair value of derivatives. We assess and monitor risk using a variety of measurement tools based on the degree of exposure of each operating company to commodity risk. Our most significant commodity risk exposure for the remainder of 2011 is the potential effect of high natural gas prices on our cash flows. Prudently incurred costs for natural gas are recoverable through FPSC-approved cost recovery clauses, and therefore do not affect our earnings. However, higher than expected prices for natural gas can affect the timing of recovery and thus impact cash flows.

The change in fair value of derivatives is largely due to the decrease in the price of natural gas of approximately 1% and the increase in the price of heating oil of approximately 22% from Dec. 31, 2010 to Mar. 31, 2011. For natural gas, the company maintains a similar volume hedged as of Mar. 31, 2011 from Dec. 31, 2010.

The following tables summarize the changes in and the fair value balances of derivative assets (liabilities) for the three months ended Mar. 31, 2011:

Changes in Fair Value of Derivatives (millions)
Net fair value of derivatives as of Dec. 31, 2010	$(26.9)
Additions and net changes in unrealized fair value of derivatives	4.9
Changes in valuation techniques and assumptions	0.0
Realized net settlement of derivatives	14.5

Net fair value of derivatives as of Mar. 31, 2011	$(7.5)

Roll-Forward of Derivative Net Assets (Liabilities) (millions)
Total derivative net liabilities as of Dec. 31, 2010	$(26.9)
Change in fair value of net derivative assets:
Recorded as regulatory assets and liabilities or other comprehensive income	4.9
Recorded in earnings	0.0
Realized net settlement of derivatives	14.5
Net option premium payments	0.0
Net purchase (sale) of existing contracts	0.0

Net fair value of derivatives as of Mar. 31, 2011	$(7.5)

Below is a summary table of sources of fair value, by maturity period, for derivative contracts at Mar. 31, 2011:

Maturity and Source of Derivative Contracts Net Assets (Liabilities) at Mar. 31, 2011 (millions)
Contracts Maturing in	Current	Non-current	Total Fair Value
Source of fair value
Actively quoted prices	$0.0	$0.0	$0.0
Other external sources (1)	(8.9)	1.4	(7.5)
Model prices (2)	0.0	0.0	0.0

Total	$(8.9)	$1.4	$(7.5)

(1)	Reflects over-the-counter natural gas or heating oil swaps for which the primary pricing inputs in determining fair value are NYMEX quoted closing prices of exchange traded instruments.
(2)	Model prices are used for determining the fair value of energy derivatives where price quotes are infrequent or the market is illiquid. Significant inputs to the models are derived from market-observable data and actual historical experience.

For all unrealized derivative contracts, the valuation is an estimate based on the best available information. Actual cash flows could be materially different from the estimated value upon maturity.

Item 4.	CONTROLS AND PROCEDURES

TECO Energy, Inc.

(a)	Evaluation of Disclosure Controls and Procedures. TECO Energy’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of TECO Energy’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this quarterly report (the Evaluation Date). Based on such evaluation, TECO Energy’s principal financial officer and principal executive officer have concluded that, as of the Evaluation Date, TECO Energy’s disclosure controls and procedures are effective.

(b)	Changes in Internal Controls. There was no change in TECO Energy’s internal control over financial reporting (as defined in Rules 13a–15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of TECO Energy’s internal control over financial reporting that occurred during TECO Energy’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, such controls.

Tampa Electric Company

(a)	Evaluation of Disclosure Controls and Procedures. Tampa Electric Company’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of Tampa Electric Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the Evaluation Date. Based on such evaluation, Tampa Electric Company’s principal financial officer and principal executive officer have concluded that, as of the Evaluation Date, Tampa Electric Company’s disclosure controls and procedures are effective.

(b)	Changes in Internal Controls. There was no change in Tampa Electric Company’s internal control over financial reporting (as defined in Rules 13a–15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of Tampa Electric Company’s internal control over financial reporting that occurred during Tampa Electric Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, such controls.

Item 5.	OTHER INFORMATION

TECO Coal is subject to regulation by the Federal Mine Safety and Health Administration (MSHA) under the Federal Mine Safety and Health Act of 1977 (the Mine Act). Information concerning mine safety violations or other regulatory matters required by section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and the recently proposed Item 106 of Regulation S-K (17 CFR 229.106) is included in Exhibit 99.1 to this quarterly report.

PART II. OTHER INFORMATION

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table shows the number of shares of TECO Energy common stock deemed to have been repurchased by TECO Energy.

	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Jan. 1, 2011 – Jan. 31, 2011	414	$18.32	0.0	0.0
Feb. 1, 2011 – Feb. 28, 2011	14,115	$17.99	0.0	0.0
Mar. 1, 2011 – Mar. 31, 2011	2,150	$18.14	0.0	0.0
Total 1st Quarter 2011	16,679	$18.02	0.0	0.0

(1)	These shares were not repurchased through a publicly announced plan or program, but rather relate to compensation or retirement plans of the company. Specifically, these shares represent shares delivered in satisfaction of the exercise price and/or tax withholding obligations by holders of stock options who exercised options (granted under TECO Energy’s incentive compensation plans), shares delivered or withheld (under the terms of grants under TECO Energy’s incentive compensation plans) to offset tax withholding obligations associated with the vesting of restricted shares and shares purchased by the TECO Energy Group Retirement Savings Plan pursuant to directions from plan participants or dividend reinvestment.

Item 6.	EXHIBITS

Exhibits - See index on page 50.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECO ENERGY, INC.
(Registrant)

Date:	May 5, 2011	By:	/s/ S. W. CALLAHAN
S. W. CALLAHAN
Senior Vice President-Finance and Accounting
and Chief Financial Officer
(Chief Accounting Officer)
(Principal Financial and Accounting Officer)

TAMPA ELECTRIC COMPANY
(Registrant)

Date:	May 5, 2011	By:	/s/ S. W. CALLAHAN
S. W. CALLAHAN
Vice President-Finance and Accounting
and Chief Financial Officer
(Chief Accounting Officer)
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Articles of Incorporation of TECO Energy, Inc., as amended on Apr. 20, 1993 (Exhibit 3, Form 10-Q for the quarter ended Mar. 31, 1993 of TECO Energy, Inc.).	*

3.2	Bylaws of TECO Energy, Inc., as amended effective May 4, 2011 (Exhibit 3.1, Form 8-K dated May 4, 2011 of TECO Energy, Inc.).	*

3.3	Articles of Incorporation of Tampa Electric Company (Exhibit 3 to Registration Statement No. 2-70653 of Tampa Electric Company).	*

3.4	Bylaws of Tampa Electric Company, as amended effective Feb. 2, 2011 (Exhibit 3.4, Form 10-K for 2010 of TECO Energy, Inc. and Tampa Electric Company).	*

10.1	Change-in-Control Severance Agreement between TECO Energy, Inc. and Clark Taylor.

10.2	Change-in-Control Severance Agreement between TECO Coal Corporation and Clark Taylor.

12.1	Ratio of Earnings to Fixed Charges – TECO Energy, Inc.

12.2	Ratio of Earnings to Fixed Charges – Tampa Electric Company.

31.1	Certification of the Chief Executive Officer of TECO Energy, Inc. pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of TECO Energy, Inc. pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of the Chief Executive Officer of Tampa Electric Company pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of the Chief Financial Officer of Tampa Electric Company pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of TECO Energy, Inc. pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification of the Chief Executive Officer and Chief Financial Officer of Tampa Electric Company pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

99.1	Mine Safety Disclosure

101.INS	XBRL Instance Document	**

101.SCH	XBRL Taxonomy Extension Schema Document	**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	**

(1)	This certification accompanies the Quarterly Report on Form 10-Q and is not filed as part of it.
*	Indicates exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference. Exhibits filed with periodic reports of TECO Energy, Inc. and Tampa Electric Company were filed under Commission File Nos. 1-8180 and 1-5007, respectively.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.