Form 10-Q
period 2011-09-30
TAMPA ELECTRIC CO; TECO ENERGY INC
filed 2011-11-04
CIK 96271, 350563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

YES  ☐    NO   ☒

The number of shares of TECO Energy, Inc.’s common stock outstanding as of Oct. 31, 2011 was 215,766,935. As of Oct. 31, 2011, there were 10 shares of Tampa Electric Company’s common stock issued and outstanding, all of which were held, beneficially and of record, by TECO Energy, Inc.

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

PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

TECO ENERGY, INC.

In the opinion of management, the unaudited consolidated condensed financial statements include all adjustments that are of a recurring nature and necessary to state fairly the financial position of TECO Energy, Inc. and subsidiaries as of Sep. 30, 2011 and Dec. 31, 2010, and the results of their operations and cash flows for the periods ended Sep. 30, 2011 and 2010. The results of operations for the three month and nine month periods ended Sep. 30, 2011 are not necessarily indicative of the results that can be expected for the entire fiscal year ending Dec. 31, 2011. References should be made to the explanatory notes affecting the consolidated financial statements contained in TECO Energy, Inc.’s Annual Report on Form 10-K for the year ended Dec. 31, 2010 and to the notes on pages 10 through 28 of this report.

INDEX TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Page No.

Consolidated Condensed Balance Sheets, Sep. 30, 2011 and Dec. 31, 2010	3-4

Consolidated Condensed Statements of Income for the three month and nine month periods ended Sep. 30, 2011 and 2010	5-6

Consolidated Condensed Statements of Comprehensive Income for the three month and nine month periods ended Sep. 30, 2011 and 2010	7

Consolidated Condensed Statements of Cash Flows for the nine month periods ended Sep. 30, 2011 and 2010	8

Notes to Consolidated Condensed Financial Statements	9-27

TECO ENERGY, INC.

Consolidated Condensed Balance Sheets

Unaudited

Assets (millions)	Sep. 30 2011	Dec. 31, 2010
Current assets
Cash and cash equivalents	$165.8	$67.5
Short-term investments	0.0	14.8
Receivables, less allowance for uncollectables of $4.5 and $4.5 at Sep. 30, 2011 and Dec. 31, 2010, respectively	342.8	333.4
Inventories, at average cost
Fuel	124.1	169.5
Materials and supplies	83.8	78.1
Current derivative assets	1.3	2.7
Current regulatory assets	55.8	62.7
Deferred tax asset-current	76.3	0.0
Prepayments and other current assets	33.5	28.5
Income tax receivables	0.2	0.4

Total current assets	883.6	757.6

Property, plant and equipment
Utility plant in service
Electric	6,697.3	6,558.9
Gas	1,145.4	1,115.0
Construction work in progress	191.0	212.4
Other property	428.6	398.5

Property, plant and equipment	8,462.3	8,284.8
Accumulated depreciation	(2,578.3)	(2,443.8)

Total property, plant and equipment, net	5,884.0	5,841.0

Other assets
Deferred income taxes, net	0.0	57.3
Long-term regulatory assets	331.2	341.9
Long-term derivative assets	0.2	0.2
Goodwill	55.4	55.4
Deferred charges and other assets	141.5	141.2

Total other assets	528.3	596.0

Total assets	$7,295.9	$7,194.6

The accompanying notes are an integral part of the consolidated condensed financial statements.

TECO ENERGY, INC.

Consolidated Condensed Balance Sheets – continued

Unaudited

Liabilities and Capital (millions)	Sep. 30, 2011	Dec. 31, 2010
Current liabilities
Long-term debt due within one year
Recourse	$374.9	$67.1
Non-recourse	11.2	11.2
Notes payable	0.0	12.0
Accounts payable	252.5	281.5
Customer deposits	158.3	156.5
Current regulatory liabilities	95.5	110.0
Current derivative liabilities	29.5	27.2
Interest accrued	62.1	42.4
Taxes accrued	61.2	26.2
Other current liabilities	19.4	18.2

Total current liabilities	1,064.6	752.3

Other liabilities
Deferred income taxes, net	138.3	0.0
Investment tax credits	10.1	10.4
Long-term regulatory liabilities	637.5	630.8
Long-term derivative liabilities	6.0	2.6
Deferred credits and other liabilities	487.0	479.8
Long-term debt, less amount due within one year
Recourse	2,664.9	3,114.6
Non-recourse	25.1	33.5

Total other liabilities	3,968.9	4,271.7

Commitments and Contingencies (see Note 10)

Capital
Common equity (400.0 million shares authorized; par value $1; 215.8 million shares and 214.9 million shares outstanding at Sep. 30, 2011 and Dec. 31, 2010, respectively)	215.8	214.9
Additional paid in capital	1,550.4	1,542.0
Retained earnings	512.6	430.0
Accumulated other comprehensive loss	(16.9)	(17.2)

Total TECO Energy, Inc. capital	2,261.9	2,169.7
Noncontrolling interest	0.5	0.9

Total capital	2,262.4	2,170.6

Total liabilities and capital	$7,295.9	$7,194.6

The accompanying notes are an integral part of the consolidated condensed financial statements.

TECO ENERGY, INC.

Consolidated Condensed Statements of Income

Unaudited

	Three months ended Sep. 30,
(millions, except per share amounts)	2011	2010
Revenues
Regulated electric and gas (includes franchise fees and gross receipts taxes of $28.8 in 2011 and $31.0 in 2010)	$685.5	$707.4
Unregulated	225.9	194.4

Total revenues	911.4	901.8

Expenses
Regulated operations
Fuel	226.3	224.5
Purchased power	32.1	45.2
Cost of natural gas sold	41.5	61.0
Other	82.2	96.1
Operation other expense
Mining related costs	132.3	119.9
Guatemalan power generation	22.1	15.6
Other	2.1	1.9
Maintenance	44.0	44.6
Depreciation and amortization	82.4	78.8
Recoveries from previously impaired assets	0.0	(2.9)
Taxes, other than income	57.0	57.4

Total expenses	722.0	742.1

Income from operations	189.4	159.7

Other income
Allowance for other funds used during construction	0.2	0.3
Other income	2.6	10.4
Income from equity investments	0.0	3.6

Total other income	2.8	14.3

Interest charges
Interest expense	50.8	57.5
Allowance for borrowed funds used during construction	(0.1)	(0.1)

Total interest charges	50.7	57.4

Income before provision for income taxes	141.5	116.6
Provision for income taxes	51.2	65.5

Net income	90.3	51.1
Less: Net income attributable to noncontrolling interest	(0.1)	(0.1)

Net income attributable to TECO Energy	$90.2	$51.0

Average common shares outstanding — Basic	213.8	212.8
— Diluted	215.3	215.1

Earnings per share attributable to TECO Energy — Basic	$0.42	$0.24
— Diluted	$0.42	$0.24

Dividends paid per common share outstanding	$0.215	$0.205

The accompanying notes are an integral part of the consolidated condensed financial statements.

TECO ENERGY, INC.

Consolidated Condensed Statements of Income

Unaudited

	Nine months ended Sep. 30,
(millions, except per share amounts)	2011	2010
Revenues
Regulated electric and gas (includes franchise fees and gross receipts taxes of $84.3 in 2011 and $90.0 in 2010)	$1,929.1	$2,079.1
Unregulated	664.1	633.8

Total revenues	2,593.2	2,712.9

Expenses
Regulated operations
Fuel	565.4	573.9
Purchased power	103.2	151.5
Cost of natural gas sold	177.6	236.4
Other	242.6	280.5
Operation other expense
Mining related costs	387.0	375.1
Guatemalan power generation	64.9	48.5
Other	5.2	5.0
Maintenance	141.3	137.1
Depreciation and amortization	243.4	233.7
Restructuring charges	0.0	1.5
Recoveries from previously impaired assets	0.0	(2.9)
Taxes, other than income	171.2	174.1

Total expenses	2,101.8	2,214.4

Income from operations	491.4	498.5

Other income (expense)
Allowance for other funds used during construction	0.8	1.6
Other income	5.6	16.0
(Loss) on debt extinguishment	0.0	(33.0)
Income from equity investments	0.0	10.5

Total other income (expense)	6.4	(4.9)

Interest charges
Interest expense	154.9	175.8
Allowance for borrowed funds used during construction	(0.4)	(0.9)

Total interest charges	154.5	174.9

Income before provision for income taxes	343.3	318.7
Provision for income taxes	123.7	135.9

Net income	219.6	182.8
Less: Net income attributable to noncontrolling interest	(0.2)	(0.5)

Net income attributable to TECO Energy	$219.4	$182.3

Average common shares outstanding —Basic	213.5	212.5
— Diluted	215.1	214.6

Earnings per share attributable to TECO Energy — Basic	$1.02	$0.85
— Diluted	$1.02	$0.85

Dividends paid per common share outstanding	$0.635	$0.610

The accompanying notes are an integral part of the consolidated condensed financial statements.

TECO ENERGY, INC.

Consolidated Condensed Statements of Comprehensive Income

Unaudited

	Three months ended Sep. 30,		Nine months ended Sep. 30,
(millions)	2011	2010	2011	2010
Net income	$90.3	$51.1	$219.6	$182.8

Other comprehensive (loss) income, net of tax
Net unrealized (losses) gains on cash flow hedges	(1.8)	1.4	(0.9)	1.8
Amortization of unrecognized benefit costs and other	0.4	0.4	1.2	2.6
Recognized benefit costs due to settlement	0.0	0.0	0.0	1.0

Other comprehensive (loss) income, net of tax	(1.4)	1.8	0.3	5.4

Comprehensive income	88.9	52.9	219.9	188.2

Comprehensive loss attributable to noncontrolling interests	(0.1)	(0.1)	(0.2)	(0.5)

Comprehensive income attributable to TECO Energy, Inc.	$88.8	$52.8	$219.7	$187.7

The accompanying notes are an integral part of the consolidated condensed financial statements.

TECO ENERGY, INC.

Consolidated Condensed Statements of Cash Flows

Unaudited

	Nine months ended Sep. 30,
(millions)	2011	2010
Cash flows from operating activities
Net income	$219.6	$182.8
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	243.4	233.7
Deferred income taxes	117.5	136.5
Investment tax credits, net	(0.3)	(0.3)
Allowance for funds used during construction	(0.8)	(1.6)
Non-cash stock compensation	6.6	5.4
Gain on sale of business/assets, pretax	(0.5)	(0.9)
Non-cash debt extinguishment, pretax	0.0	0.9
Equity in earnings of unconsolidated affiliates, net of cash distributions on earnings	0.0	6.8
Deferred recovery clauses	3.6	44.6
Receivables, less allowance for uncollectibles	(9.4)	(82.0)
Inventories	39.7	(28.4)
Prepayments and other current assets	(4.4)	(4.3)
Taxes accrued	35.2	38.6
Interest accrued	23.2	23.7
Accounts payable	(26.9)	36.8
Other	25.1	0.7

Cash flows from operating activities	671.6	593.0

Cash flows from investing activities
Capital expenditures	(298.3)	(374.9)
Allowance for funds used during construction	0.8	1.6
Net proceeds from sale of business/assets	3.4	1.4
Net cash increase from consolidation	0.0	24.1
Contributions to unconsolidated affiliates	0.0	(1.7)
Other investments	14.4	(13.9)

Cash flows used in investing activities	(279.7)	(363.4)

Cash flows from financing activities
Dividends	(136.8)	(130.7)
Proceeds from the sale of common stock	6.6	5.6
Proceeds from long-term debt issuance	0.0	543.5
Repayment of long-term debt/Purchase in lieu of redemption	(150.8)	(513.7)
Dividend to noncontrolling interest	(0.6)	(0.7)
Net decrease in short-term debt	(12.0)	(28.0)

Cash flows used in financing activities	(293.6)	(124.0)

Net increase in cash and cash equivalents	98.3	105.6
Cash and cash equivalents at beginning of period	67.5	46.0

Cash and cash equivalents at end of period	$165.8	$151.6

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

All significant intercompany balances and intercompany transactions have been eliminated in consolidation. Generally, the equity method of accounting is used to account for investments in partnerships or other arrangements in which TECO Energy is not the primary beneficiary, but is able to exert significant influence. In the opinion of management, the unaudited consolidated condensed financial statements include all adjustments that are of a recurring nature and necessary to state fairly the financial position of TECO Energy, Inc. and its subsidiaries as of Sep. 30, 2011 and Dec. 31, 2010, and the results of operations and cash flows for the periods ended Sep. 30, 2011 and 2010. The results of operations for the three month and nine month periods ended Sep. 30, 2011 are not necessarily indicative of the results that can be expected for the entire fiscal year ending Dec. 31, 2011.

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

Revenues

As of Sep. 30, 2011 and Dec. 31, 2010, unbilled revenues of $58.1 million and $65.5 million, respectively, are included in the “Receivables” line item on the Consolidated Condensed Balance Sheets.

Accounting for Franchise Fees and Gross Receipts

The regulated utilities (Tampa Electric and Peoples Gas System (PGS)) are allowed to recover from customers certain costs incurred through rates approved by the Florida Public Service Commission (FPSC). The amounts included in customers’ bills for franchise fees and gross receipt taxes are included as revenues on the Consolidated Condensed Statements of Income. These amounts totaled $28.8 million and $84.3 million, respectively, for the three and nine months ended Sep. 30, 2011, compared to $31.0 million and $90.0 million for the three and nine months ended Sep. 30, 2010. Franchise fees and gross receipt taxes payable by the regulated utilities are included as an expense on the Consolidated Condensed Statements of Income in “Taxes, other than income”. These amounts totaled $28.8 million and $84.3 million, respectively, for the three and nine months ended Sep. 30, 2011, compared to $31.1 million and $89.9 million for the three and nine months ended Sep. 30, 2010.

Purchased Power

Tampa Electric purchases power on a regular basis to meet the needs of its customers. Tampa Electric purchased power from entities not affiliated with TECO Energy at a cost of $32.1 million and $103.2 million, respectively, for the three and nine months ended Sep. 30, 2011, compared to $45.2 million and $151.5 million for the three and nine months ended Sep. 30, 2010. Prudently incurred purchased power costs at Tampa Electric have historically been recoverable through FPSC-approved cost recovery clauses.

Cash Flows Related to Derivatives and Hedging Activities

The company classifies cash inflows and outflows related to derivative and hedging instruments in the appropriate cash flow sections associated with the item being hedged. In the case of heating oil swaps which are used to mitigate the fluctuations in the price of diesel fuel, the cash inflows and outflows are included in the operating section. For natural gas swaps, the cash inflows and outflows are also included in the operating section. For interest rate swaps that settle coincident with the debt issuance, the cash inflows and outflows are treated as premiums or discounts and included in the financing section of the Consolidated Condensed Statements of Cash Flows.

2. New Accounting Pronouncements

Intangibles – Goodwill and Other

In September 2011, the Financial Accounting Standards Board (FASB) issued guidance that allows companies to perform a qualitative analysis as the first step in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If it is determined that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then a quantitative analysis for impairment is not required. The guidance is effective for interim and annual impairment tests for fiscal periods beginning after Dec. 15, 2011. The company will adopt the guidance as required. It will have no effect on the company’s results of operations, financial position or cash flows.

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

Storm Damage Cost Recovery

Tampa Electric accrues $8.0 million annually to an FPSC-approved self-insured storm damage reserve. Tampa Electric’s storm reserve was $41.5 million and $37.4 million as of Sep. 30, 2011 and Dec. 31, 2010, respectively.

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

Details of the regulatory assets and liabilities as of Sep. 30, 2011 and Dec. 31, 2010 are presented in the following table:

Regulatory Assets and Liabilities

(millions)	Sep. 30, 2011	Dec. 31, 2010
Regulatory assets:
Regulatory tax asset (1)	$64.4	$66.6

Other:
Cost recovery clauses	38.0	41.9
Postretirement benefit asset	228.9	237.5
Deferred bond refinancing costs (2)	12.2	15.4
Environmental remediation	23.2	23.6
Competitive rate adjustment	3.2	3.3
Other	17.1	16.3

Total other regulatory assets	322.6	338.0

Total regulatory assets	387.0	404.6
Less: Current portion	55.8	62.7

Long-term regulatory assets	$331.2	$341.9

Regulatory liabilities:
Regulatory tax liability (1)	$16.7	$17.7

Other:
Cost recovery clauses	70.7	76.2
Environmental remediation	21.2	21.2
Storm damage reserve	41.5	37.4
Deferred gain on property sales (3)	5.4	6.3
Provision for stipulation and other (4)	0.8	9.8
Accumulated reserve-cost of removal	576.7	572.2

Total other regulatory liabilities	716.3	723.1

Total regulatory liabilities	733.0	740.8
Less: Current portion	95.5	110.0

Long-term regulatory liabilities	$637.5	$630.8

(1)	Primarily related to plant life and derivative positions.

(2)	Amortized over the term of the related debt instruments.

(3)	Amortized over a 4 or 5-year period with various ending dates.

(4)	Includes a provision to reflect the FPSC-approved PGS stipulation regarding PGS’s 2010 earnings above 11.75%. A one-time credit to customer bills totaling $3.0 million was applied in April 2011 and the $6.2 million remaining balance of the 2010 earnings above 11.75% was credited to accumulated depreciation reserves in June 2011.

All regulatory assets are being recovered through the regulatory process. The following table further details the regulatory assets and the related recovery periods:

Regulatory assets

(millions)	Sep. 30, 2011	Dec 31, 2010

Clause recoverable (1)	$41.2	$45.2
Components of rate base (2)	240.9	248.1
Regulatory tax assets (3)	64.4	66.6
Capital structure and other (3)	40.5	44.7

Total	$387.0	$404.6

(1)	To be recovered through cost recovery clauses approved by the FPSC on a dollar-for-dollar basis in the next year.

(2)	Primarily reflects allowed working capital, which is included in rate base and earns a rate of return as permitted by the FPSC.

(3)	“Regulatory tax assets” and “Capital structure and other” regulatory assets have a recoverable period longer than a fiscal year and are recognized over the period authorized by the regulatory agency. Also included are unamortized loan costs, which are amortized over the life of the related debt instruments. See footnotes 1 and 2 in the prior table for additional information.

4. Income Taxes

The company’s U.S. subsidiaries join in the filing of a U.S. federal consolidated income tax return. The Internal Revenue Service (IRS) concluded its examination of the company’s 2009 consolidated federal income tax return during 2010. The U.S. federal statute of limitations remains open for the year 2008 and onward. Years 2010 and 2011 are currently being examined by the IRS under its Compliance Assurance Program. TECO Energy does not expect the settlement of current IRS examinations to significantly change the total amount of unrecognized tax benefits by the end of 2011. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from three to five years from the filing of an income tax return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. Years still open to examination by tax authorities in major state and foreign jurisdictions include 2007 and forward.

During the second quarter of 2010, the company finalized the settlements of certain state items that were under appeal. As a result, the company recorded a $1.6 million after-tax benefit, excluding interest. During the nine months ended Sep. 30, 2010, the company recorded a total of $4.0 million after-tax benefit, excluding interest, for these state items.

The company recognizes interest and penalties associated with uncertain tax positions in “Operation other expense-Other” on the Consolidated Condensed Statements of Income in accordance with standards for accounting for uncertainty in income taxes. For the nine months ended Sep. 30, 2011 and Sep. 30, 2010, the company recorded $0.2 million of interest charges and a net $1.2 million of interest income, respectively. No amounts were recorded for penalties for the nine month periods ended Sep. 30, 2011 or 2010.

The effective tax rate decreased to 36.18% for the three month period ended Sep. 30, 2011 from 56.17% for the same period in 2010. The three month period ended Sep. 30, 2010 included $24.9 million of U.S. deferred taxes recognized on DECA II undistributed earnings which were no longer considered indefinitely reinvested. The effective tax rate decreased to 36.02% for the nine months ended Sep. 30, 2011 from 42.63% for the same period in 2010. The nine month period ended Sep. 30, 2010 also included the $24.9 million mentioned above and a $5.9 million foreign tax credit valuation allowance.

5. Employee Postretirement Benefits

Included in the table below is the periodic expense for pension and other postretirement benefits offered by the company.

Pension Expense

	$000,000	$000,000	$000,000	$000,000
(millions)	Pension Benefits		Other Postretirement Benefits
Three months ended Sep. 30,	2011	2010	2011	2010
Components of net periodic benefit expense
Service cost	$4.0	$4.0	$0.5	$0.8
Interest cost on projected benefit obligations	7.7	8.2	2.8	2.8
Expected return on assets	(9.6)	(9.0)	0.0	0.0
Amortization of:
Transition obligation	0.0	0.0	0.5	0.5
Prior service (benefit) cost	(0.1)	(0.1)	0.2	0.2
Actuarial loss	2.8	3.2	0.1	0.0

Net pension expense recognized in the TECO Energy Consolidated Condensed Statements of Income	$4.8	$6.3	$4.1	$4.3

Nine months ended Sep. 30,
Components of net periodic benefit expense
Service cost	$12.0	$12.1	$1.6	$2.4
Interest cost on projected benefit obligations	23.2	24.9	8.3	8.2
Expected return on assets	(28.8)	(27.2)	0.0	0.0
Amortization of:
Transition obligation	(0.3)	0.0	1.7	1.7
Prior service (benefit) cost	8.4	(0.3)	0.6	0.6
Actuarial loss	0.0	9.4	0.1	0.0

Pension expense	14.5	18.9	12.3	12.9
Settlement cost	0.0	1.6	0.0	0.0

Net pension expense recognized in the TECO Energy Consolidated Condensed Statements of Income	$14.5	$20.5	$12.3	$12.9

For the fiscal 2011 plan year, TECO Energy assumed an expected long-term return on plan assets of 7.75% and a discount rate of 5.30% for pension benefits under its qualified pension plan, and a discount rate of 5.25% for its other postretirement benefits as of their Jan. 1, 2011 measurement dates.

Effective Dec. 31, 2006, in accordance with the accounting standard for defined benefit plans and other postretirement benefits, TECO Energy adjusted its postretirement benefit obligations and recorded other comprehensive income (loss) to reflect the unamortized transition obligation, prior service cost, and actuarial gains and losses of its postretirement benefit plans. The adjustment to other comprehensive income was net of amounts that, for purposes prescribed by accounting standards for regulated operations, were recorded as regulatory assets for Tampa Electric Company. For the three and nine months ended Sep. 30, 2011, TECO Energy and its subsidiaries reclassed $0.6 million and $1.9 million, respectively, of unamortized transition obligation, prior service cost and actuarial losses from accumulated other comprehensive income to net income as part of periodic benefit expense. In addition, during the three and nine months ended Sep. 30, 2011, Tampa Electric Company reclassed $2.9 million and $8.6 million, respectively, of unamortized transition obligation, prior service cost and actuarial losses from regulatory assets to net income as part of periodic benefit expense.

In connection with the restructuring events that occurred in the third quarter of 2009 that changed the senior management structure, TECO Energy recognized settlement charges of $1.6 million, for the nine months ended Sep. 30, 2010 for payouts from its TECO Energy Group Supplemental Executive Retirement Program (SERP).

In March 2010, the Patient Protection and Affordable Care Act and a companion bill, The Health Care and Education Reconciliation Act, were signed into law. Among other things, both acts reduce the tax benefits available to an employer that receives the Medicare Part D subsidy, resulting in a write-off of any associated deferred tax asset. As a result, TECO Energy reduced its deferred tax asset by $6.4 million and recorded a corresponding charge of $1.1 million and a regulatory tax asset of $5.3 million.

6. Short-Term Debt

At Sep. 30, 2011 and Dec. 31, 2010, the following credit facilities and related borrowings existed:

Credit Facilities

	Sep. 30, 2011			Dec. 31, 2010
	Credit Facilities	Borrowings Outstanding (1)	Letters of Credit Outstanding	Credit Facilities	Borrowings Outstanding (1)	Letters of Credit Outstanding

(millions)
Tampa Electric Company:
5-year facility(2)	$325.0	$0.0	$0.7	$325.0	$5.0	$0.7
1-year accounts receivable facility	150.0	0.0	0.0	150.0	7.0	0.0
TECO Energy/TECO Finance:
5-year facility (2)(3)	200.0	0.0	0.0	200.0	0.0	6.7

Total	$675.0	$0.0	$0.7	$675.0	$12.0	$7.4

(1)	Borrowings outstanding are reported as notes payable.

(2)	This 5-year facility matures May 9, 2012. See Note 16 for information on an amendment to this facility.

(3)	TECO Finance is the borrower and TECO Energy is the guarantor of this facility.

These credit facilities require commitment fees ranging from 7.0 to 35.0 basis points. The weighted-average interest rate on outstanding amounts payable under the credit facilities at Dec. 31, 2010 was 0.64%.

Tampa Electric Company Accounts Receivable Facility

On Feb. 18, 2011, Tampa Electric Company and TEC Receivables Corporation (TRC), a wholly-owned subsidiary of Tampa Electric Company, amended their $150 million accounts receivable collateralized borrowing facility, entering into Omnibus Amendment No. 9 to the Loan and Servicing Agreement with certain lenders named therein and Citicorp North America, Inc. as Program Agent. The amendment (i) extends the maturity date to Feb. 17, 2012, (ii) provides that TRC will pay program and liquidity fees, which will total 70 basis points, (iii) provides that the interest rates on the borrowings will be based on prevailing asset-backed commercial paper rates, unless such rates are not available from conduit lenders, in which case the rates will be at an interest rate equal to, at Tampa Electric Company’s option, either Citibank’s prime rate (or the federal funds rate plus 50 basis points, if higher) or a rate based on the London interbank offered rate (if available) plus a margin and (iv) makes other technical changes.

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

On Mar. 26, 2008, Tampa Electric Company purchased in lieu of redemption $20.0 million Hillsborough County Industrial Development Authority (HCIDA) Pollution Control Revenue Refunding Bonds (Tampa Electric Company Project), Series 2007C. After the Mar. 1, 2011 purchase of the PCIDA Bonds, $95.0 million in bonds purchased in lieu of redemption were held by the trustee at the direction of Tampa Electric Company as of Sep. 30, 2011 (Held Bonds) to provide an opportunity to evaluate refinancing alternatives. The Held Bonds effectively offset the outstanding debt balances and are presented net on the balance sheet.

Redemption of TECO Energy, Inc. 7.20% Notes due 2011

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

8. Other Comprehensive Income

TECO Energy reported the following other comprehensive income (OCI) for the three and nine months ended Sep. 30, 2011 and 2010, related to changes in the fair value of cash flow hedges and amortization of unrecognized benefit costs associated with the company’s pension plans:

Other Comprehensive Income

	Three months ended Sep. 30,			Nine months ended Sep. 30,
(millions)	Gross	Tax	Net	Gross	Tax	Net
2011
Unrealized (loss) gain on cash flow hedges	$(2.1)	$0.8	$(1.3)	$0.8	$(0.3)	$0.5
Less: Gain reclassified to net income	(0.8)	0.3	(0.5)	(2.3)	0.9	(1.4)

Loss on cash flow hedges	(2.9)	1.1	(1.8)	(1.5)	0.6	(0.9)
Amortization of unrecognized benefit costs and other	0.7	(0.3)	0.4	1.9	(0.7)	1.2

Total other comprehensive (loss) income	$(2.2)	$0.8	$(1.4)	$0.4	$(0.1)	$0.3

2010
Unrealized gain (loss) on cash flow hedges	$0.9	$(0.2)	$0.7	$(0.5)	$0.2	$(0.3)
Plus: Loss reclassified to net income	1.2	(0.5)	0.7	3.4	(1.3)	2.1

Gain on cash flow hedges	2.1	(0.7)	1.4	2.9	(1.1)	1.8
Amortization of unrecognized benefit costs and other	0.6	(0.2)	0.4	1.8	0.8	2.6
Recognized benefit costs due to settlement	0.0	0.0	0.0	1.6	(0.6)	1.0

Total other comprehensive income	$2.7	$(0.9)	$1.8	$6.3	$(0.9)	$5.4

Accumulated Other Comprehensive Loss

(millions)	Sep. 30, 2011	Dec. 31, 2010
Unrecognized pension losses and prior service costs(1)	$(25.5)	$(26.6)
Unrecognized other benefit gains, prior service costs and transition obligations(2)	13.7	13.6
Net unrealized losses from cash flow hedges(3)	(5.1)	(4.2)

Total accumulated other comprehensive loss	$(16.9)	$(17.2)

(1)	Net of tax benefit of $15.7 million and $16.2 million as of Sep. 30, 2011 and Dec. 31, 2010, respectively.

(2)	Net of tax expense of $5.9 million and $5.8 million as of Sep. 30, 2011 and Dec. 31, 2010, respectively.

(3)	Net of tax benefit of $3.3 million and $2.7 million as of Sep. 30, 2011 and Dec. 31, 2010, respectively.

9. Earnings Per Share

Earnings Per Share

	Three months ended Sep. 30,		Nine months ended Sep. 30,
(millions, except per share amounts)	2011	2010	2011	2010
Basic earnings per share
Net income	$90.3	$51.1	$219.6	$182.8
Less: Income attributable to noncontrolling interest	(0.1)	(0.1)	(0.2)	(0.5)
Less: Amount allocated to nonvested participating shareholders	(0.5)	(0.4)	(1.2)	(1.3)

Net income attributable to TECO Energy available to common shareholders—basic	$89.7	$50.6	$218.2	$181.0

Average shares outstanding-common	213.8	212.8	213.5	212.5

Basic earnings per share attributable to TECO Energy available to common shareholders	$0.42	$0.24	$1.02	$0.85

Diluted earnings per share
Net income	$90.3	$51.1	$219.6	$182.8
Less: Income attributable to noncontrolling interest	(0.1)	(0.1)	(0.2)	(0.5)
Less: Amount allocated to nonvested participating shareholders	(0.5)	(0.4)	(1.2)	(1.3)

Net income attributable to TECO Energy available to common shareholders—diluted	$89.7	$50.6	$218.2	$181.0

Average shares outstanding-common	213.8	212.8	213.5	212.5
Assumed conversions of stock options, unvested restricted stock and contingent performance shares, net	1.5	2.3	1.6	2.1

Adjusted average shares outstanding common—diluted	215.3	215.1	215.1	214.6

Diluted earnings per share attributable to TECO Energy available to common shareholders	$0.42	$0.24	$1.02	$0.85

Anti-dilutive shares	1.4	2.5	1.8	4.3

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

Merco Group at Aventura Landings v. Peoples Gas System

The second portion of a non-jury trial in this case was held in October 2011 in the Dade County, Florida Circuit Court. The first portion was held in June 2011. The trial is expected to resume and conclude in the first half of 2012. Merco Group at Aventura Landings I, II and III (Merco) alleged that coal tar from a certain former PGS manufactured gas plant site had been deposited in the early 1960s onto property now owned by Merco. Merco alleged that it incurred approximately $3.9 million in costs associated with the removal of such coal tar and provided testimony claiming approximately $110.0 million plus interest in damages from out-of-pocket development expenses and lost profits due to the delay in its condominium development project allegedly caused by the presence of the coal tar. PGS maintains that it is not liable because the coal tar did not originate from its manufactured gas plant site and filed a third-party complaint against Continental Holdings, Inc., which Merco also added as a defendant in its suit, as the owner at the relevant time of the site that PGS believes was the source of the coal tar on Merco’s property. In addition, the court will consider PGS’s counterclaim against Merco which claims that, because Merco purchased the property with actual knowledge of the presence of coal tar on the property, Merco should contribute toward any damages resulting from the presence of coal tar.

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

Guarantees and Letters of Credit

A summary of the face amount or maximum theoretical obligation under TECO Energy’s and Tampa Electric Company’s letters of credit and guarantees as of Sep. 30, 2011 is as follows:

Guarantees-TECO Energy

(millions)			After(1)		Liabilities Recognized
Guarantees for the Benefit of:	2011	2012-2015	2015	Total	at Sep. 30, 2011
TECO Coal
Guarantees: Fuel purchase related (2)	0.0	0.0	5.4	5.4	1.1

	0.0	0.0	5.4	5.4	1.1

Other subsidiaries
Guarantees:
Fuel purchase/energy management (2)	0.0	0.0	109.7	109.7	1.1

Total	$0.0	$0.0	$115.1	$115.1	$2.2

Letters of Credit-Tampa Electric Company

(millions)			After(1)		Liabilities Recognized
Letters of Credit for the Benefit of:	2011	2012-2015	2015	Total	at Sep. 30, 2011
Tampa Electric
Letters of credit	$0.0	$0.0	$0.7	$0.7	$0.2

Total	$0.0	$0.0	$0.7	$0.7	$0.2

(1)	These letters of credit and guarantees renew annually and are shown on the basis that they will continue to renew beyond 2015.

(2)	The amounts shown are the maximum theoretical amounts guaranteed under current agreements. Liabilities recognized represent the associated obligation of TECO Energy under these agreements at Sep. 30, 2011. The obligations under these letters of credit and guarantees include net accounts payable and net derivative liabilities.

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

Segment Information (1)

	$1,570.6	$1,570.6	$1,570.6	$1,570.6	$1,570.6	$1,570.6
(millions) Three months ended Sep. 30,	Tampa Electric	Peoples Gas	TECO Coal	TECO Guatemala	Other & Eliminations	TECO Energy, Inc.
2011
Revenues—external	$591.6	$93.9	$190.5	$33.6	$1.8	$911.4
Sales to affiliates	0.3	0.3	0.0	0.0	(0.6)	0.0

Total revenues	591.9	94.2	190.5	33.6	1.2	911.4
Depreciation	56.2	12.2	11.8	1.8	0.4	82.4
Total interest charges(1)	30.3	4.4	1.7	1.9	12.4	50.7
Internally allocated interest (1)	0.0	0.0	1.7	1.5	(3.2)	0.0
Provision (benefit) for taxes	47.4	3.0	4.1	2.4	(5.7)	51.2
Net income (loss) attributable to TECO Energy	$75.0	$4.8	$14.1	$4.5	$(8.2)	$90.2

2010
Revenues—external	$593.3	$114.1	$165.3	$29.0	$0.1	$901.8
Sales to affiliates	0.3	2.5	0.0	0.0	(2.8)	0.0

Total revenues	593.6	116.6	165.3	29.0	(2.7)	901.8
Equity earnings of unconsolidated affiliates	0.0	0.0	0.0	4.1	(0.5)	3.6
Depreciation	54.4	11.5	11.0	1.8	0.1	78.8
Total interest charges(1)	30.7	4.6	1.6	4.0	16.5	57.4
Internally allocated interest (1)	0.0	0.0	1.5	3.0	(4.5)	0.0
Provision (benefit) for taxes	36.8	2.4	2.2	29.1	(5.0)	65.5
Net income (loss) attributable to TECO Energy	$61.9	$3.7	$8.3	$(12.6)	$(10.3)	$51.0

	$1,570.6	$1,570.6	$1,570.6	$1,570.6	$1,570.6	$1,570.6
(millions) Nine months ended Sep. 30,	Tampa Electric	Peoples Gas	TECO Coal	TECO Guatemala	Other & Eliminations	TECO Energy, Inc.
2011
Revenues—external	$1,570.6	$358.5	$555.5	$103.3	$5.3	$2,593.2
Sales to affiliates	1.0	3.0	0.0	0.0	(4.0)	0.0

Total revenues	1,571.6	361.5	555.5	103.3	1.3	2,593.2
Depreciation	166.4	36.0	34.4	5.5	1.1	243.4
Total interest charges(1)	91.6	13.3	5.1	5.7	38.8	154.5
Internally allocated interest (1)	0.0	0.0	5.0	4.6	(9.6)	0.0
Provision (benefit) for taxes	104.3	16.0	10.7	8.5	(15.8)	123.7
Net income (loss) attributable to TECO Energy	$165.0	$25.4	$38.1	$16.4	$(25.5)	$219.4

2010
Revenues—external	$1,670.9	$408.2	$537.9	$95.7	$0.2	$2,712.9
Sales to affiliates	1.0	17.4	0.0	0.0	(18.4)	0.0

Total revenues	1,671.9	425.6	537.9	95.7	(18.2)	2,712.9
Equity earnings of unconsolidated affiliates	0.0	0.0	0.0	12.1	(1.6)	10.5
Depreciation	161.0	34.3	32.8	5.4	0.2	233.7
Restructuring charges	0.0	0.0	0.0	0.0	1.5	1.5
Total interest charges(1)	91.8	13.8	5.2	13.0	51.1	174.9
Internally allocated interest (1)	0.0	0.0	5.0	9.5	(14.5)	0.0
Provision (benefit) for taxes	98.4	16.9	9.1	35.9	(24.4)	135.9
Net income (loss) attributable to TECO Energy	$166.8	$26.7	$45.8	$8.4	$(65.4)	$182.3

(millions)	Tampa Electric	Peoples Gas	TECO Coal	TECO Guatemala	Other & Eliminations	TECO Energy, Inc.
At Sep. 30, 2011
Goodwill	$0.0	$0.0	$0.0	$55.4	$0.0	$55.4
Total assets	$5,924.3	$879.2	$352.5	$266.4	$(126.5)	$7,295.9

At Dec. 31, 2010
Goodwill	$0.0	$0.0	$0.0	$55.4	$0.0	$55.4
Total assets	$5,833.3	$918.4	$332.2	$292.7	$(182.0)	$7,194.6

(1)	Segment net income is reported on a basis that includes internally allocated financing costs. Total interest charges include internally allocated interest costs that for January 2011 through September 2011 were at a pretax rate of 6.25%, for July 2010 through December 2010 were at a pretax rate of 6.50%, and for January 2010 through June 2010 were at a pretax rate of 7.15% based on an average of each subsidiary’s equity and indebtedness to TECO Energy assuming a 50/50 debt/equity capital structure.

12. Accounting for Derivative Instruments and Hedging Activities

From time to time, TECO Energy and its affiliates enter into futures, forwards, swaps and option contracts for the following purposes:

•	To limit the exposure to price fluctuations for physical purchases and sales of natural gas in the course of normal operations at Tampa Electric and PGS;

•	To limit the exposure to interest rate fluctuations on debt securities at TECO Energy and its affiliates; and

•	To limit the exposure to price fluctuations for physical purchases of diesel fuel at TECO Coal.

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

The following table presents the derivatives that are designated as cash flow hedges at Sep. 30, 2011 and Dec. 31, 2010:

Total Derivatives(1)

(millions)	Sep. 30, 2011	Dec. 31, 2010
Current assets	$1.3	$2.7
Long-term assets	0.2	0.2

Total assets	$1.5	$2.9

Current liabilities	$29.5	$27.2
Long-term liabilities	6.0	2.6

Total liabilities	$35.5	$29.8

(1)	Amounts presented above are on a gross basis, with asset and liability positions netted by counterparty in accordance with accounting standards for derivatives and hedging.

The following table presents the derivative hedges of diesel fuel swaps and option contracts at Sep. 30, 2011 and Dec. 31, 2010 to limit the exposure to changes in the market price for diesel fuel used in the production of coal:

Diesel Fuel Derivatives

(millions)	Sep. 30, 2011	Dec. 31, 2010
Current assets	$1.3	$1.6
Long-term assets	0.2	0.2

Total assets	$1.5	$1.8

Current liabilities	$0.0	$0.0
Long-term liabilities	1.5	0.0

Total liabilities	$1.5	$0.0

The following table presents the derivative hedges of natural gas contracts at Sep. 30, 2011 and Dec. 31, 2010 to limit the exposure to changes in market price for natural gas used to produce energy and natural gas purchased for resale to customers:

Natural Gas Derivatives

(millions)	Sep. 30, 2011	Dec. 31, 2010
Current assets	$0.0	$1.1
Long-term assets	0.0	0.0

Total assets	$0.0	$1.1

Current liabilities	$29.5	$27.2
Long-term liabilities	4.5	2.6

Total liabilities	$34.0	$29.8

The ending balance in accumulated other comprehensive income (AOCI) related to the cash flow hedges and previously settled interest rate swaps at Sep. 30, 2011 is a net loss of $5.1 million after tax and accumulated amortization. This compares to a net loss of $4.2 million in AOCI after tax and accumulated amortization at Dec. 31, 2010.

The following table presents the fair values and locations of derivative instruments recorded on the balance sheet at Sep. 30, 2011:

Derivatives Designated As Hedging Instruments

	Asset Derivatives		Liability Derivatives
(millions) at Sep. 30, 2011	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity Contracts:

Diesel fuel derivatives:
Current	Derivative assets	$1.3	Derivative liabilities	$0.0
Long-term	Derivative assets	0.2	Derivative liabilities	1.5

Natural gas derivatives:
Current	Derivative assets	0.0	Derivative liabilities	29.5
Long-term	Derivative assets	0.0	Derivative liabilities	4.5

Total derivatives designated as hedging instruments		$1.5		$35.5

The following table presents the effect of energy related derivatives on the fuel recovery clause mechanism in the Consolidated Condensed Balance Sheet as of Sep. 30, 2011:

Energy Related Derivatives

	Asset Derivatives		Liability Derivatives
(millions) at Sep. 30, 2011	Balance Sheet Location(1)	Fair Value	Balance Sheet Location(1)	Fair Value
Commodity Contracts:

Natural gas derivatives:
Current	Regulatory liabilities	$0.0	Regulatory assets	$29.5
Long-term	Regulatory liabilities	0.0	Regulatory assets	4.5

Total		$0.0		$34.0

(1)	Natural gas derivatives are deferred in accordance with accounting standards for regulated operations and all increases and decreases in the cost of natural gas supply are passed on to customers with the fuel recovery clause mechanism. As gains and losses are realized in future periods, they will be recorded as fuel costs in the Consolidated Condensed Statements of Income.

Based on the fair value of the instruments at Sep. 30, 2011, net pretax losses of $29.5 million are expected to be reclassified from regulatory assets or liabilities to the Consolidated Condensed Statements of Income within the next twelve months.

The following tables present the effect of hedging instruments on OCI and income for the three months and nine months ended Sep. 30:

For the three months ended Sep. 30:

(millions)	Amount of Gain/(Loss) on Derivatives Recognized in OCI	Location of Gain/(Loss) Reclassified From AOCI Into Income	Amount of Gain/(Loss) Reclassified From AOCI Into Income
Derivatives in Cash Flow Hedging Relationships	Effective Portion(1)		Effective Portion(1)
2011
Interest rate contracts:	$0.0	Interest expense	($0.2)
Commodity contracts:
Diesel fuel derivatives	(1.3)	Mining related costs	0.7

Total	$(1.3)		$0.5

2010
Interest rate contracts:	$0.0	Interest expense	($0.4)
Commodity contracts:
Diesel fuel derivatives	0.7	Mining related costs	(0.3)

Total	$0.7		$(0.7)

(1)	Changes in OCI and AOCI are reported in after-tax dollars.

For the nine months ended Sep. 30:

(millions)	Amount of Gain/(Loss) on Derivatives Recognized in OCI	Location of Gain/(Loss) Reclassified From AOCI Into Income	Amount of Gain/(Loss) Reclassified From AOCI Into Income
Derivatives in Cash Flow Hedging Relationships	Effective Portion(1)		Effective Portion(1)
2011
Interest rate contracts:	$0.0	Interest expense	$(0.5)
Commodity contracts:
Diesel fuel derivatives	0.6	Mining related costs	2.0

Total	$0.6		$1.5

2010
Interest rate contracts:	$(0.1)	Interest expense	$(1.2)
Commodity contracts:
Diesel fuel derivatives	(0.2)	Mining related costs	(0.9)

Total	$(0.3)		$(2.1)

(1)	Changes in OCI and AOCI are reported in after-tax dollars.

For derivative instruments that meet cash flow hedge criteria, the effective portion of the gain or loss on the derivative is reported as a component of OCI and reclassified into earnings in the same period or period during which the hedged transaction affects earnings. Gains and losses on the derivatives representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. For the three and nine months ended Sep. 30, 2011 and 2010, all hedges were effective.

The following table presents the derivative activity for instruments classified as qualifying cash flow hedges for the nine months ended Sep. 30:

For the nine months ended Sep. 30:

(millions)	Fair Value Asset/(Liability)	Amount of Gain/(Loss) Recognized in OCI(1)	Amount of Gain/(Loss) Reclassified From AOCI Into Income(1)
2011
Interest rate swaps	$0.0	$0.0	$(0.5)
Diesel fuel derivatives	0.0	0.6	2.0

Total	$0.0	$0.6	$1.5

2010
Interest rate swaps	$(0.3)	$(0.1)	$(1.2)
Diesel fuel derivatives	0.3	(0.2)	(0.9)

Total	$0.0	$(0.3)	$(2.1)

(1)	Changes in OCI and AOCI are reported in after-tax dollars.

The maximum length of time over which the company is hedging its exposure to the variability in future cash flows extends to Dec. 31, 2014 for both financial natural gas and financial diesel fuel contracts. The following table presents by commodity type the company’s derivative volumes that, as of Sep. 30, 2011, are expected to settle during the 2011, 2012, 2013 and 2014 fiscal years:

(millions) Year	Diesel Fuel Contracts (Gallons)		Natural Gas Contracts (MMBTUs)
	Physical	Financial	Physical	Financial
2011	0.0	2.4	0.0	11.6
2012	0.0	2.6	0.0	35.0
2013	0.0	1.8	0.0	5.0
2014	0.0	1.0	0.0	0.0

Total	0.0	7.8	0.0	51.6

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

The table below presents the fair value of the overall contractual contingent liability positions for the company’s derivative activity at Sep. 30, 2011:

Contingent Features

(millions) At Sep. 30, 2011	Fair Value Asset/ (Liability)	Derivative Exposure Asset/ (Liability)	Posted Collateral
Credit Rating	$(35.1)	$(35.1)	$0.0

13. Fair Value Measurements

Items Measured at Fair Value on a Recurring Basis

The following tables set forth by level within the fair value hierarchy the company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of Sep. 30, 2011 and Dec. 31, 2010. As required by accounting standards for fair value measurements, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. For natural gas and diesel fuel swaps, the market approach was used in determining fair value.

Recurring Fair Value Measures

	At fair value as of Sep. 30, 2011
(millions)	Level 1	Level 2	Level 3	Total
Assets
Natural gas swaps	$0.0	$0.0	$0.0	$0.0
Diesel fuel swaps	0.0	1.5	0.0	1.5

Total	$0.0	$1.5	$0.0	$1.5

Liabilities
Natural gas swaps	$0.0	$34.0	$0.0	$34.0
Diesel fuel swaps	0.0	1.5	0.0	1.5

Total	$0.0	$35.5	$0.0	$35.5

	At fair value as of Dec. 31, 2010
(millions)	Level 1	Level 2	Level 3	Total
Assets
Natural gas swaps	$0.0	$1.1	$0.0	$1.1
Diesel fuel swaps	0.0	1.8	0.0	1.8

Total	$0.0	$2.9	$0.0	$2.9

Liabilities
Natural gas swaps	$0.0	$29.8	$0.0	$29.8

Total	$0.0	$29.8	$0.0	$29.8

Natural gas and diesel fuel swaps are over-the-counter swap instruments. The primary pricing inputs in determining the fair value of these swaps are the New York Mercantile Exchange (NYMEX) quoted closing prices of exchange-traded instruments. These prices are applied to the notional amounts of active positions to determine the reported fair value.

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

Fair Value of Debt

At Sep. 30, 2011, total long-term debt had a carrying amount of $3,076.1 million and an estimated fair market value of $3,450.7 million. At Dec. 31, 2010, total long-term debt had a carrying amount of $3,226.4 million and an estimated fair market value of $3,449.3 million.

14. Restructuring Charges

On Jul. 30, 2009, TECO Energy, Inc. announced organizational changes that resulted in severance and other benefits costs that were mostly expensed during the fourth quarter of 2009. For the nine months ended Sep. 30, 2010, the remaining $1.5 million was recognized on the Consolidated Condensed Statements of Income under “Restructuring charges”.

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

Tampa Electric Company has entered into multiple power purchase agreements (PPAs) with wholesale energy providers in Florida to ensure the ability to meet customer energy demand and to provide lower cost options in the meeting of this demand. These agreements range in size from 121 mega-watts (MW) to 370 MW of available capacity, are with similar entities and contain similar provisions. Because some of these provisions provide for the transfer or sharing of a number of risks inherent in the generation of energy, these agreements meet the definition of being VIEs. These risks include: operating and maintenance; regulatory; credit; commodity/fuel; and energy market risk. Tampa Electric Company has reviewed these risks and has determined that the owners of these entities have retained the majority of these risks over the expected life of the underlying generating assets, have the power to direct the most significant activities, the obligation or right to absorb losses or benefits and hence remain the primary beneficiaries. As a result, Tampa Electric Company is not required to consolidate any of these entities. Tampa Electric Company purchased $22.9 million and $64.9 million pursuant to PPAs for the three and nine months ended Sep. 30, 2011, respectively, and $29.7 million and $90.6 million for the three and nine months ended Sep. 30, 2010, respectively.

In one instance, Tampa Electric Company’s agreement with an entity for 370 MW of capacity was entered into prior to Dec. 31, 2003, the effective date of these standards. Under these standards, the company is required to make an exhaustive effort to obtain sufficient information to determine if this entity is a VIE and which holder of the variable interests is the primary beneficiary. The owners of this entity are not willing to provide the information necessary to make these determinations, have no obligation to do so and the information is not available publicly. As a result, the company is unable to determine if this entity is a VIE and if so, which variable interest holder, if any, is the primary beneficiary. The company has no obligation to this entity beyond the purchase of capacity; therefore, the maximum exposure for the company is the obligation to pay for such capacity under terms of the PPA at rates that could be unfavorable to the wholesale market. Under this PPA, Tampa Electric Company purchased $12.0 million and $24.9 million for the three and nine months ended Sep. 30, 2011, respectively, and $14.7 million and $45.0 million for the three and nine months ended Sep. 30, 2010, respectively.

Tampa Electric Company does not provide any material financial or other support to any of the VIEs it is involved with, nor is it under any obligation to absorb losses associated with these VIEs. In the normal course of business, Tampa Electric Company’s involvement with the remaining VIEs does not affect its Consolidated Condensed Balance Sheets, Statements of Income or Cash Flows.

16. Subsequent Events

TECO Energy, Inc. $200 million bank credit facility amendment

On Oct. 25, 2011, TECO Energy, Inc. (TECO Energy) and its wholly-owned subsidiary, TECO Finance, Inc. (TECO Finance), amended their $200 million bank credit facility, entering into a Third Amended and Restated Credit Agreement with ten lenders. Under the amendment, TECO Finance continues to be the Borrower and TECO Energy continues to be the Guarantor. The amendment (i) extends the maturity date of the credit facility from May 9, 2012 to Oct. 25, 2016 (subject to further extension with the consent of each lender); (ii) continues to allow TECO Finance to borrow funds at an interest rate equal to the London interbank deposit rate plus a margin; (iii) as an alternative to the above interest rate, allows TECO Finance to borrow funds at an interest rate equal to a margin plus the higher of the JPMorgan Chase Bank’s prime rate, the federal funds rate plus 50 basis points, or the London interbank deposit rate plus 1.00%; (iv) allows TECO Finance to borrow funds on a same-day basis under a new Swingline Loan provision, which loans mature on the fourth Banking Day after which any such loans are made and bear interest at an interest rate as agreed by the Borrower and the relevant Swingline Lender prior to the making of any such loans; (v) allows TECO Finance to request the lenders to increase their commitments under the credit facility by $100 million in the aggregate (compared to $50 million in the aggregate under the previous agreement); (vi) continues to include a $200 million letter of credit facility and (vii) makes other technical changes.

Tampa Electric Company $325 million bank credit facility amendment

On Oct. 25, 2011, Tampa Electric Company (Tampa Electric) amended its $325 million bank credit facility, entering into a Third Amended and Restated Credit Agreement with ten lenders. The amendment (i) extends the maturity date of the credit facility from May 9, 2012 to Oct. 25, 2016 (subject to further extension with the consent of each lender); (ii) continues to allow Tampa Electric to borrow funds at a rate equal to the London interbank deposit rate plus a margin (iii) as an alternative to the above interest rate, allows Tampa Electric to borrow funds at an interest rate equal to a margin plus the higher of Citibank’s prime rate, the federal funds rate plus 50 basis points, or the London interbank deposit rate plus 1.00%; (iv) allows Tampa Electric to borrow funds on a same-day basis under a new Swingline Loan provision, which loans mature on the fourth Banking Day after which any such loans are made and bear interest at an interest rate as agreed by the Borrower and the relevant Swingline Lender prior to the making of any such loans; (v) continues to allow Tampa Electric to request the lenders to increase their commitments under the credit facility by up to $175 million in the aggregate; (vi) includes a $200 million letter of credit facility (compared to $50 million under the previous agreement); and (vii) makes other technical changes.

TAMPA ELECTRIC COMPANY

In the opinion of management, the unaudited consolidated condensed financial statements include all adjustments that are of a recurring nature and necessary to state fairly the financial position of Tampa Electric Company as of Sep. 30, 2011 and Dec. 31, 2010, and the results of operations and cash flows for the periods ended Sep. 30, 2011 and 2010. The results of operations for the three months and nine months ended Sep. 30, 2011 are not necessarily indicative of the results that can be expected for the entire fiscal year ending Dec. 31, 2011. References should be made to the explanatory notes affecting the consolidated financial statements contained in Tampa Electric Company’s Annual Report on Form 10-K for the year ended Dec. 31, 2010 and to the notes on pages 36 through 47 of this report.

INDEX TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Page No.

Consolidated Condensed Balance Sheets, Sep. 30, 2011 and Dec. 31, 2010	29-30

Consolidated Condensed Statements of Income and Comprehensive Income for the three month and nine month periods ended Sep. 30, 2011 and 2010	31-32

Consolidated Condensed Statements of Cash Flows for the nine month periods ended Sep. 30, 2011 and 2010	33

Notes to Consolidated Condensed Financial Statements	34-46

TAMPA ELECTRIC COMPANY

Consolidated Condensed Balance Sheets

Unaudited

Assets (millions)	Sep. 30, 2011	Dec. 31, 2010
Property, plant and equipment
Utility plant in service
Electric	$6,481.6	$6,343.4
Gas	1,089.9	1,060.6
Construction work in progress	185.6	206.8

Property, plant and equipment, at original costs	7,757.1	7,610.8
Accumulated depreciation	(2,202.7)	(2,093.9)

	5,554.4	5,516.9
Other property	5.7	4.7

Total property, plant and equipment, net	5,560.1	5,521.6

Current assets
Cash and cash equivalents	111.1	3.7
Receivables, less allowance for uncollectibles of $3.2 and $3.2 at Sep. 30, 2011 and Dec. 31, 2010, respectively	253.7	264.6
Inventories, at average cost
Fuel	84.2	119.0
Materials and supplies	63.8	59.1
Current regulatory assets	55.8	62.7
Current derivative assets	0.0	1.1
Taxes receivable	0.0	24.6
Deferred tax asset	28.7	1.5
Prepayments and other current assets	12.7	10.0

Total current assets	610.0	546.3

Deferred debits
Unamortized debt expense	15.0	17.8
Long-term regulatory assets	331.2	341.9
Other	9.9	10.9

Total deferred debits	356.1	370.6

Total assets	$6,526.2	$6,438.5

The accompanying notes are an integral part of the consolidated condensed financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Condensed Balance Sheets -continued

Unaudited

Liabilities and Capital (millions)	Sep. 30, 2011	Dec. 31, 2010
Capital
Common stock	$1,852.4	$1,852.4
Accumulated other comprehensive loss	(4.8)	(5.3)
Retained earnings	342.1	311.1

Total capital	2,189.7	2,158.2
Long-term debt, less amount due within one year	1,616.3	2,066.1

Total capitalization	3,806.0	4,224.3

Current liabilities
Long-term debt due within one year	374.9	3.4
Notes payable	0.0	12.0
Accounts payable	184.2	219.0
Customer deposits	158.3	156.5
Current regulatory liabilities	95.5	110.0
Current derivative liabilities	29.5	27.2
Interest accrued	46.5	24.6
Taxes accrued	70.8	14.0
Other	12.2	12.2

Total current liabilities	971.9	578.9

Deferred credits
Non-current deferred income taxes, net	737.0	631.5
Investment tax credits	10.1	10.4
Long-term derivative liabilities	4.5	2.6
Long-term regulatory liabilities	637.5	630.8
Other	359.2	360.0

Total deferred credits	1,748.3	1,635.3

Commitments and Contingencies (see Note 8)

Total liabilities and capital	$6,526.2	$6,438.5

The accompanying notes are an integral part of the consolidated condensed financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Condensed Statements of Income and Comprehensive Income

Unaudited

	Three months ended Sep. 30,
(millions)	2011	2010
Revenues
Electric (includes franchise fees and gross receipts taxes of $24.7 in 2011 and $26.4 in 2010)	$591.8	$593.5
Gas (includes franchise fees and gross receipts taxes of $4.1 in 2011 and $4.6 in 2010)	93.8	114.1

Total revenues	685.6	707.6

Expenses
Operations
Fuel	226.3	224.5
Purchased power	32.1	45.2
Cost of natural gas sold	41.4	61.0
Other	82.0	96.0
Maintenance	25.6	28.7
Depreciation	68.4	65.9
Taxes, federal and state	50.1	38.9
Taxes, other than income	45.9	47.4

Total expenses	571.8	607.6

Income from operations	113.8	100.0

Other income (expense)
Allowance for other funds used during construction	0.2	0.3
Taxes, non-utility federal and state	(0.3)	(0.3)
Other income, net	0.8	0.9

Total other income	0.7	0.9

Interest charges
Interest on long-term debt	31.9	32.6
Other interest	2.9	2.8
Allowance for borrowed funds used during construction	(0.1)	(0.1)

Total interest charges	34.7	35.3

Net income	79.8	65.6

Other comprehensive income, net of tax
Net unrealized gain on cash flow hedges	0.2	0.2

Total other comprehensive income, net of tax	0.2	0.2

Comprehensive income	$80.0	$65.8

The accompanying notes are an integral part of the consolidated condensed financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Condensed Statements of Income and Comprehensive Income

Unaudited

(millions)	Nine months ended Sep. 30,
	2011	2010
Revenues
Electric (includes franchise fees and gross receipts taxes of $65.3 in 2011 and $69.6 in 2010)	$1,571.2	$1,671.6
Gas (includes franchise fees and gross receipts taxes of $19.0 in 2011 and $20.4 in 2010)	358.5	408.2

Total revenues	1,929.7	2,079.8

Expenses
Operations
Fuel	565.4	573.9
Purchased power	103.2	151.5
Cost of natural gas sold	177.6	236.4
Other	242.2	280.2
Maintenance	88.7	90.3
Depreciation	202.4	195.3
Taxes, federal and state	119.6	114.7
Taxes, other than income	137.4	141.9

Total expenses	1,636.5	1,784.2

Income from operations	293.2	295.6

Other income (expense)
Allowance for other funds used during construction	0.8	1.6
Taxes, non-utility federal and state	(0.7)	(0.6)
Other income, net	2.0	2.5

Total other income	2.1	3.5

Interest charges
Interest on long-term debt	96.7	98.1
Other interest	8.6	8.4
Allowance for borrowed funds used during construction	(0.4)	(0.9)

Total interest charges	104.9	105.6

Net income	190.4	193.5

Other comprehensive income, net of tax
Net unrealized gain on cash flow hedges	0.5	0.6

Total other comprehensive income, net of tax	0.5	0.6

Comprehensive income	$190.9	$194.1

The accompanying notes are an integral part of the consolidated condensed financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Condensed Statements of Cash Flows

Unaudited

	Nine months ended Sep. 30,
(millions)	2011	2010
Cash flows from operating activities
Net income	$190.4	$193.5
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	202.4	195.3
Deferred income taxes	79.0	27.7
Investment tax credits, net	(0.3)	(0.3)
Allowance for funds used during construction	(0.8)	(1.6)
Deferred recovery clause	3.6	44.6
Receivables, less allowance for uncollectibles	10.9	(69.9)
Inventories	30.1	(31.8)
Prepayments	(2.7)	(1.8)
Taxes accrued	81.4	65.9
Interest accrued	21.9	16.8
Accounts payable	(33.6)	17.7
Gain on sale of assets, pretax	(0.2)	(0.2)
Other	20.1	5.0

Cash flows from operating activities	602.2	460.9

Cash flows from investing activities
Capital expenditures	(248.3)	(295.2)
Allowance for funds used during construction	0.8	1.6
Net proceeds from sale of assets	2.8	0.0

Cash flows used in investing activities	(244.7)	(293.6)

Cash flows from financing activities
Common stock	0.0	50.0
Repayment of long-term debt/Purchase in lieu of redemption	(78.8)	(3.7)
Net decrease in short-term debt	(12.0)	(28.0)
Dividends	(159.3)	(174.9)

Cash flows used in financing activities	(250.1)	(156.6)

Net increase in cash and cash equivalents	107.4	10.7
Cash and cash equivalents at beginning of period	3.7	5.5

Cash and cash equivalents at end of period	$111.1	$16.2

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

All significant intercompany balances and intercompany transactions have been eliminated in consolidation. In the opinion of management, the unaudited consolidated condensed financial statements include all adjustments that are of a recurring nature and necessary to state fairly the financial position of Tampa Electric Company and its subsidiaries as of Sep. 30, 2011 and Dec. 31, 2010, and the results of operations and cash flows for the periods ended Sep. 30, 2011 and 2010. The results of operations for the three month and nine month periods ended Sep. 30, 2011 are not necessarily indicative of the results that can be expected for the entire fiscal year ending Dec. 31, 2011.

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

Revenues

As of Sep. 30, 2011 and Dec. 31, 2010, unbilled revenues of $58.1 million and $65.5 million, respectively, are included in the “Receivables” line item on the Consolidated Condensed Balance Sheets.

Accounting for Franchise Fees and Gross Receipts

Tampa Electric and PGS are allowed to recover from customers certain costs incurred through rates approved by the FPSC. The amounts included in customers’ bills for franchise fees and gross receipt taxes are included as revenues on the Consolidated Condensed Statements of Income. These amounts totaled $28.8 million and $84.3 million, respectively, for the three and nine months ended Sep. 30, 2011, compared to $31.0 million and $90.0 million for the three and nine months ended Sep. 30, 2010. Franchise fees and gross receipt taxes payable by the regulated utilities are included as an expense on the Consolidated Condensed Statements of Income in “Taxes, other than income”. These amounts totaled $28.8 million and $84.3 million, respectively, for the three and nine months ended Sep. 30, 2011, compared to $31.1 million and $89.9 million for the three and nine months ended Sep. 30, 2010.

Purchased Power

Tampa Electric purchases power on a regular basis to meet the needs of its customers. Tampa Electric purchased power from entities not affiliated with TECO Energy at a cost of $32.1 million and $103.2 million, respectively, for the three and nine months ended Sep. 30, 2011, compared to $45.2 million and $151.5 million for the three and nine months ended Sep. 30, 2010. Prudently incurred purchased power costs at Tampa Electric have historically been recoverable through FPSC-approved cost recovery clauses.

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

Storm Damage Cost Recovery

Tampa Electric accrues $8.0 million annually to an FPSC-approved self-insured storm damage reserve. Tampa Electric’s storm reserve was $41.5 million and $37.4 million as of Sep. 30, 2011 and Dec. 31, 2010, respectively.

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

Details of the regulatory assets and liabilities as of Sep. 30, 2011 and Dec. 31, 2010 are presented in the following table:

Regulatory Assets and Liabilities

(millions)	Sep. 30, 2011	Dec. 31, 2010
Regulatory assets:
Regulatory tax asset (1)	$64.4	$66.6

Other:
Cost recovery clauses	38.0	41.9
Postretirement benefit asset	228.9	237.5
Deferred bond refinancing costs (2)	12.2	15.4
Environmental remediation	23.2	23.6
Competitive rate adjustment	3.2	3.3
Other	17.1	16.3

Total other regulatory assets	322.6	338.0

Total regulatory assets	387.0	404.6
Less: Current portion	55.8	62.7

Long-term regulatory assets	$331.2	$341.9

Regulatory liabilities:
Regulatory tax liability (1)	$16.7	$17.7

Other:
Cost recovery clauses	70.7	76.2
Environmental remediation	21.2	21.2
Storm damage reserve	41.5	37.4
Deferred gain on property sales (3)	5.4	6.3
Provision for stipulation and other (4)	0.8	9.8
Accumulated reserve-cost of removal	576.7	572.2

Total other regulatory liabilities	716.3	723.1

Total regulatory liabilities	733.0	740.8
Less: Current portion	95.5	110.0

Long-term regulatory liabilities	$637.5	$630.8

(1)	Primarily related to plant life and derivative positions.

(2)	Amortized over the term of the related debt instruments.

(3)	Amortized over a 4 or 5-year period with various ending dates.

(4)	Includes a provision to reflect the FPSC-approved PGS stipulation regarding PGS’s 2010 earnings above 11.75%. A one-time credit to customer bills totaling $3.0 million was applied in April 2011 and the $6.2 million remaining balance of the 2010 earnings above 11.75% was credited to accumulated depreciation reserves in June 2011.

All regulatory assets are being recovered through the regulatory process. The following table further details the regulatory assets and the related recovery periods:

Regulatory assets

	Sep. 30,	Dec 31,
(millions)	2011	2010
Clause recoverable (1)	$41.2	$45.2
Components of rate base (2)	240.9	248.1
Regulatory tax assets (3)	64.4	66.6
Capital structure and other (3)	40.5	44.7

Total	$387.0	$404.6

(1)	To be recovered through cost recovery clauses approved by the FPSC on a dollar-for-dollar basis in the next year.

(2)	Primarily reflects allowed working capital, which is included in rate base and earns a rate of return as permitted by the FPSC.

(3)	“Regulatory tax assets” and “Capital structure and other” regulatory assets have a recoverable period longer than a fiscal year and are recognized over the period authorized by the regulatory agency. Also included are unamortized loan costs, which are amortized over the life of the related debt instruments. See footnotes 1 and 2 in the prior table for additional information.

4. Income Taxes

Tampa Electric Company is included in the filing of a consolidated federal income tax return with TECO Energy and its affiliates. Tampa Electric Company’s income tax expense is based upon a separate return computation. Tampa Electric Company’s effective tax rates for the nine months ended Sep. 30, 2011 and Sep. 30, 2010 differ from the statutory rate principally due to state income taxes, domestic activity production deduction and the equity portion of Allowance for Funds Used During Construction.

The IRS concluded its examination of TECO Energy’s consolidated federal income tax return for the year 2009 during 2010. The U.S. federal statute of limitations remains open for the year 2008 and onward. Years 2010 and 2011 are currently under examination by the IRS under its Compliance Assurance Program. TECO Energy does not expect the settlement of current IRS examinations to significantly change the total amount of unrecognized tax benefits by the end of 2011. Florida’s statute of limitations is three years from the filing of an income tax return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. Years still open to examination by Florida’s tax authorities include 2008 and onward.

5. Employee Postretirement Benefits

Tampa Electric Company is a participant in the comprehensive retirement plans of TECO Energy. Amounts allocable to all participants of the TECO Energy retirement plans are found in Note 5, Employee Postretirement Benefits, in the TECO Energy, Inc. Notes to Consolidated Condensed Financial Statements. Tampa Electric Company’s portion of the net pension expense for the three months ended Sep. 30, 2011 and 2010, respectively, was $3.4 million and $4.7 million for pension benefits, and $3.4 million for other postretirement benefits. For the nine months ended Sep. 30, 2011 and 2010, respectively, net benefit expenses were $10.1 million and $14.0 million for pension benefits and $10.1 million and $10.3 million for other postretirement benefits.

For the fiscal 2011 plan year, TECO Energy assumed an expected long-term return on plan assets of 7.75% and a discount rate of 5.30% for pension benefits under its qualified pension plan, and a discount rate of 5.25% for its other postretirement benefits as of their Jan. 1, 2011 measurement dates.

Effective Dec. 31, 2006, in accordance with the accounting standard for defined benefit plans and other postretirement benefits, Tampa Electric Company adjusted its postretirement benefit obligations and recorded regulatory assets to reflect the unamortized transition obligation, prior service cost, and actuarial gains and losses of its postretirement benefit plans. Included in the benefit expenses discussed above, for the three months and nine months ended Sep. 30, 2011, Tampa Electric Company reclassed $2.9 million and $8.6 million, respectively, of unamortized transition obligation, prior service cost and actuarial losses from regulatory assets to net income. For the three months and nine months ended Sep. 30, 2010, Tampa Electric Company reclassed $3.1 million and $9.5 million, respectively.

In March 2010, the Patient Protection and Affordable Care Act and a companion bill, The Health Care and Education Reconciliation Act, were signed into law. Among other things, both acts reduced the tax benefits available to an employer that receives the Medicare Part D subsidy, resulting in a write-off of any associated deferred tax asset. As a result, Tampa Electric Company reduced its deferred tax asset by $5.3 million and recorded a corresponding regulatory tax asset.

6. Short-Term Debt

At Sep. 30, 2011 and Dec. 31, 2010, the following credit facilities and related borrowings existed:

	Sep. 30, 2011			Dec. 31, 2010
			Letters			Letters
	Credit	Borrowings	of Credit	Credit	Borrowings	of Credit
(millions)	Facilities	Outstanding (1)	Outstanding	Facilities	Outstanding (1)	Outstanding
Tampa Electric Company:
5-year facility(2)	$325.0	$0.0	$0.7	$325.0	$5.0	$0.7
1-year accounts receivable facility	150.0	0.0	0.0	150.0	7.0	0.0

Total	$475.0	$0.0	$0.7	$475.0	$12.0	$0.7

(1)	Borrowings outstanding are reported as notes payable.

(2)	This 5-year facility matures May 9, 2012. See Note 14 for information on an amendment to this facility.

These credit facilities require commitment fees ranging from 7.0 to 35.0 basis points. The weighted-average interest rate on outstanding amounts payable under the credit facilities at Dec. 31, 2010 was 0.64%.

Tampa Electric Company Accounts Receivable Facility

On Feb. 18, 2011, Tampa Electric Company and TRC, a wholly-owned subsidiary of Tampa Electric Company, amended their $150 million accounts receivable collateralized borrowing facility, entering into Omnibus Amendment No. 9 to the Loan and Servicing Agreement with certain lenders named therein and Citicorp North America, Inc. as Program Agent. The amendment (i) extends the maturity date to Feb. 17, 2012, (ii) provides that TRC will pay program and liquidity fees, which will total 70 basis points, (iii) provides that the interest rates on the borrowings will be based on prevailing asset-backed commercial paper rates, unless such rates are not available from conduit lenders, in which case the rates will be at an interest rate equal to, at Tampa Electric Company’s option, either Citibank’s prime rate (or the federal funds rate plus 50 basis points, if higher) or a rate based on the London interbank offered rate (if available) plus a margin and (iv) makes other technical changes.

7. Long-Term Debt

Purchase in Lieu of Redemption of Polk County Industrial Development Authority Solid Waste Disposal Facility Revenue Refunding Bonds (Tampa Electric Company Project), Series 2010

On Mar. 1, 2011, Tampa Electric Company purchased in lieu of redemption $75.0 million PCIDA Solid Waste Disposal Facility Revenue Refunding Bonds (Tampa Electric Company Project), Series 2010 (the PCIDA Bonds). On Nov. 23, 2010, the PCIDA had issued the PCIDA Bonds in a term-rate mode pursuant to the terms of the Loan and Trust Agreement governing those bonds. Proceeds of the PCIDA Bonds were used to redeem $75.0 million PCIDA Solid Waste Disposal Facility Revenue Refunding Bonds (Tampa Electric Company Project), Series 2007, which previously had been in auction rate mode and had been held by Tampa Electric Company since Mar. 26, 2008. The PCIDA Bonds bore interest at the initial term rate of 1.50% per annum from Nov. 23, 2010 to Mar. 1, 2011.

On Mar. 26, 2008, Tampa Electric Company purchased in lieu of redemption $20.0 million HCIDA Pollution Control Revenue Refunding Bonds (Tampa Electric Company Project), Series 2007C. After the Mar. 1, 2011 purchase of the PCIDA Bonds, $95.0 million in bonds purchased in lieu of redemption were held by the trustee at the direction of Tampa Electric Company as of Sep. 30, 2011 (Held Bonds) to provide an opportunity to evaluate refinancing alternatives. The Held Bonds effectively offset the outstanding debt balances and are presented net on the balance sheet.

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

Merco Group at Aventura Landings v. Peoples Gas System

The second portion of a non-jury trial in this case was held in October 2011 in the Dade County, Florida Circuit Court. The first portion was held in June 2011. The trial is expected to resume and conclude in the first half of 2012. Merco alleged that coal tar from a certain former PGS manufactured gas plant site had been deposited in the early 1960s onto property now owned by Merco. Merco alleged that it incurred approximately $3.9 million in costs associated with the removal of such coal tar and provided testimony claiming approximately $110.0 million plus interest in damages from out-of-pocket development expenses and lost profits due to the delay in its condominium development project allegedly caused by the presence of the coal tar. PGS maintains that it is not liable because the coal tar did not originate from its manufactured gas plant site and filed a third-party complaint against Continental Holdings, Inc., which Merco also added as a defendant in its suit, as the owner at the relevant time of the site that PGS believes was the source of the coal tar on Merco’s property. In addition, the court will consider PGS’s counterclaim against Merco which claims that, because Merco purchased the property with actual knowledge of the presence of coal tar on the property, Merco should contribute toward any damages resulting from the presence of coal tar.

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

Letters of Credit

A summary of the face amount or maximum theoretical obligation under Tampa Electric Company’s letters of credit as of Sep. 30, 2011 are as follows:

Letters of Credit -Tampa Electric Company

(millions)
					Liabilities Recognized
Letters of Credit for the Benefit of:	2011	2012- 2015	After (1) 2015	Total	at Sep. 30, 2011
Tampa Electric
Letters of credit	$0.0	$0.0	$0.7	$0.7	$0.2

Total	$0.0	$0.0	$0.7	$0.7	$0.2

(1)	These letters of credit renew annually and are shown on the basis that they will continue to renew beyond 2015.

Financial Covenants

In order to utilize its bank credit facilities, Tampa Electric Company must meet certain financial tests as defined in the applicable agreements. In addition, Tampa Electric Company has certain restrictive covenants in specific agreements and debt instruments. At Sep. 30, 2011, Tampa Electric Company was in compliance with all applicable financial covenants.

9. Segment Information

(millions) Three months ended Sep. 30,	Tampa Electric	Peoples Gas	Other & Eliminations	Tampa Electric Company

2011
Revenues—external	$591.8	$93.8	$0.0	$685.6
Sales to affiliates	0.1	0.4	(0.5)	0.0

Total revenues	591.9	94.2	(0.5)	685.6
Depreciation	56.2	12.2	0.0	68.4
Total interest charges	30.3	4.4	0.0	34.7
Provision for taxes	47.4	3.0	0.0	50.4
Net income	75.0	4.8	0.0	79.8

2010
Revenues—external	$593.3	$114.1	$0.0	$707.4
Sales to affiliates	0.3	2.5	(2.6)	0.2

Total revenues	593.6	116.6	(2.6)	707.6
Depreciation	54.4	11.5	0.0	65.9
Total interest charges	30.7	4.6	0.0	35.3
Provision for taxes	36.8	2.4	0.0	39.2
Net income	61.9	3.7	0.0	65.6

Nine months ended Sep. 30,
2011
Revenues—external	$1,571.2	$358.5	$0.0	$1,929.7
Sales to affiliates	0.4	3.0	(3.4)	0.0

Total revenues	1,571.6	361.5	(3.4)	1,929.7
Depreciation	166.4	36.0	0.0	202.4
Total interest charges	91.6	13.3	0.0	104.9
Provision for taxes	104.3	16.0	0.0	120.3
Net income	165.0	25.4	0.0	190.4

Total assets at Sep. 30, 2011	$5,691.7	$840.4	($5.9)	$6,526.2

2010
Revenues—external	$1,670.9	$408.2	$0.0	$2,079.1
Sales to affiliates	1.0	17.4	(17.7)	0.7

Total revenues	1,671.9	425.6	(17.7)	2,079.8
Depreciation	161.0	34.3	0.0	195.3
Total interest charges	91.8	13.8	0.0	105.6
Provision for taxes	98.4	16.9	0.0	115.3
Net income	166.8	26.7	0.0	193.5

Total assets at Dec. 31, 2010	$5,580.6	$872.7	($14.8)	$6,438.5

10. Accounting for Derivative Instruments and Hedging Activities

From time to time, Tampa Electric Company enters into futures, forwards, swaps and option contracts for the following purposes:

•	To limit the exposure to price fluctuations for physical purchases and sales of natural gas in the course of normal operations; and

•	To limit the exposure to interest rate fluctuations on debt securities.

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

Tampa Electric Company’s physical contracts qualify for the NPNS exception to derivative accounting rules, provided they meet certain criteria. Generally, NPNS applies if Tampa Electric Company deems the counterparty creditworthy, if the counterparty owns or controls resources within the proximity to allow for physical delivery of the commodity, if Tampa Electric Company intends to receive physical delivery and if the transaction is reasonable in relation to Tampa Electric Company’s business needs. As of Sep. 30, 2011, all of Tampa Electric Company’s physical contracts qualify for the NPNS exception.

The following table presents the derivative hedges of natural gas contracts at Sep. 30, 2011 and Dec. 31, 2010 to limit the exposure to changes in the market price for natural gas used to produce energy and natural gas purchased for resale to customers:

Natural Gas Derivatives

(millions)	Sep. 30, 2011	Dec. 31, 2010

Current assets	$0.0	$1.1
Long-term assets	0.0	0.0

Total assets	$0.0	$1.1

Current liabilities(1)	$29.5	$27.2
Long-term liabilities	4.5	2.6

Total liabilities	$34.0	$29.8

(1)	Amounts presented above are on a gross basis, with asset and liability positions netted by counterparty in accordance with accounting standards for derivatives and hedging.

The ending balance in AOCI related to previously settled interest rate swaps at Sep. 30, 2011 is a net loss of $4.8 million after tax and accumulated amortization. This compares to a net loss of $5.3 million in AOCI after tax and accumulated amortization at Dec. 31, 2010.

The following table presents the effect of energy related derivatives on the fuel recovery clause mechanism in the Consolidated Condensed Balance Sheet as of Sep. 30, 2011:

Energy Related Derivatives

	Asset Derivatives		Liability Derivatives
(millions) at Sep. 30, 2011	Balance Sheet Location(1)	Fair Value	Balance Sheet Location(1)	Fair Value

Commodity Contracts:

Natural gas derivatives:
Current	Regulatory liabilities	$0.0	Regulatory assets	$29.5
Long-term	Regulatory liabilities	0.0	Regulatory assets	4.5

Total		$0.0		$34.0

(1)	Natural gas derivatives are deferred in accordance with accounting standards for regulated operations and all increases and decreases in the cost of natural gas supply are passed on to customers with the fuel recovery clause mechanism. As gains and losses are realized in future periods, they will be recorded as fuel costs in the Consolidated Condensed Statements of Income.

Based on the fair value of the instruments at Sep. 30, 2011, net pretax losses of $29.5 million are expected to be reclassified from regulatory assets to the Consolidated Condensed Statements of Income within the next twelve months.

The following table presents the effect of hedging instruments on OCI and income for the three and nine months ended Sep. 30:

(millions)	Location of Loss Reclassified From AOCI Into Income	Amount of Loss Reclassified From AOCI Into Income(1)
Derivatives in Cash Flow Hedging Relationships	Effective Portion(1)	Three months ended Sep. 30:	Nine months ended Sep. 30:
2011
Interest rate contracts:	Interest expense	($0.2)	($0.5)

Total		($0.2)	($0.5)

2010
Interest rate contracts:	Interest expense	($0.2)	($0.6)

Total		($0.2)	($0.6)

(1)	Changes in OCI and AOCI are reported in after-tax dollars.

For derivative instruments that meet cash flow hedge criteria, the effective portion of the gain or loss on the derivative is reported as a component of OCI and reclassified into earnings in the same period or period during which the hedged transaction affects earnings. Gains and losses on the derivatives representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. For the three and nine months ended Sep. 30, 2011 and 2010, all hedges were effective.

The maximum length of time over which the company is hedging its exposure to the variability in future cash flows extends to Dec. 31, 2013 for the financial natural gas contracts. The following table presents by commodity type the company’s derivative volumes that, as of Sep. 30, 2011, are expected to settle during the 2011, 2012 and 2013 fiscal years:

	Natural Gas Contracts
(millions)	(MMBTUs)
Year	Physical	Financial
2011	0.0	11.6
2012	0.0	35.0
2013	0.0	5.0

Total	0.0	51.6

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

Tampa Electric Company has entered into commodity master arrangements with its counterparties to mitigate credit exposure to those counterparties. Tampa Electric Company generally enters into the following master arrangements: (1) EEI agreements — standardized power sales contracts in the electric industry; (2) ISDA agreements — standardized financial gas and electric contracts; and (3) NAESB agreements — standardized physical gas contracts. Tampa Electric Company believes that entering into such agreements reduces the risk from default by creating contractual rights relating to creditworthiness, collateral and termination.

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

Certain of Tampa Electric Company derivative instruments contain provisions that require Tampa Electric Company’s debt to maintain an investment grade credit rating from any or all of the major credit rating agencies. If debt ratings were to fall below investment grade, it could trigger these provisions, and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions. Tampa Electric Company has no other contingent risk features associated with any derivative instruments.

The table below presents the fair value of the overall contractual contingent liability positions for Tampa Electric Company’s derivative activity at Sep. 30, 2011:

Contingent Features

(millions) At Sep. 30, 2011	Fair Value Asset/ (Liability)	Derivative Exposure Asset/ (Liability)	Posted Collateral
Credit Rating	$(34.0)	$(34.0)	$0.0

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

Recurring Derivative Fair Value Measures

	At fair value as of Sep. 30, 2011
(millions)	Level 1	Level 2	Level 3	Total
Assets
Natural gas swaps	$0.0	$0.0	$0.0	$0.0

Total	$0.0	$0.0	$0.0	$0.0

Liabilities
Natural gas swaps	$0.0	$34.0	$0.0	$34.0

Total	$0.0	$34.0	$0.0	$34.0

	At fair value as of Dec. 31, 2010
(millions)	Level 1	Level 2	Level 3	Total
Assets
Natural gas swaps	$0.0	$1.1	$0.0	$1.1

Total	$0.0	$1.1	$0.0	$1.1

Liabilities
Natural gas swaps	$0.0	$29.8	$0.0	$29.8

Total	$0.0	$29.8	$0.0	$29.8

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

Fair Value of Long-Term Debt

At Sep. 30, 2011, Tampa Electric Company’s total long-term debt had a carrying amount of $1,991.2 million and an estimated fair market value of $2,291.4 million. At Dec. 31, 2010, total long-term debt had a carrying amount of $2,069.5 million and an estimated fair market value of $2,217.0 million.

12. Other Comprehensive Income

Other Comprehensive Income	Three months ended Sep. 30,			Nine months ended Sep. 30,
(millions)	Gross	Tax	Net	Gross	Tax	Net
2011
Unrealized gain on cash flow hedges	$0.0	$0.0	$0.0	$0.0	$0.0	$0.0
Add: Loss reclassified to net income	0.3	(0.1)	0.2	0.9	(0.4)	0.5

Gain on cash flow hedges	0.3	(0.1)	0.2	0.9	(0.4)	0.5

Total other comprehensive income	$0.3	$(0.1)	$0.2	$0.9	$(0.4)	$0.5

2010
Unrealized gain on cash flow hedges	$0.0	$0.0	$0.0	$0.0	$0.0	$0.0
Add: Loss reclassified to net income	0.3	(0.1)	0.2	0.9	(0.3)	0.6

Gain on cash flow hedges	0.3	(0.1)	0.2	0.9	(0.3)	0.6

Total other comprehensive income	$0.3	$(0.1)	$0.2	$0.9	$(0.3)	$0.6

Accumulated Other Comprehensive Loss

(millions)	Sep. 30, 2011	Dec. 31, 2010
Net unrealized losses from cash flow hedges (1)	$(4.8)	$(5.3)

Total accumulated other comprehensive loss	$(4.8)	$(5.3)

(1)	Net of tax benefit of $3.0 million and $3.4 million as of Sep. 30, 2011 and Dec. 31, 2010, respectively.

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

Tampa Electric Company has entered into multiple PPAs with wholesale energy providers in Florida to ensure the ability to meet customer energy demand and to provide lower cost options in the meeting of this demand. These agreements range in size from 121 MW to 370 MW of available capacity, are with similar entities and contain similar provisions. Because some of these provisions provide for the transfer or sharing of a number of risks inherent in the generation of energy, these agreements meet the definition of being VIEs. These risks include: operating and maintenance; regulatory; credit; commodity/fuel; and energy market risk. Tampa Electric Company has reviewed these risks and has determined that the owners of these entities have retained the majority of these risks over the expected life of the underlying generating assets, have the power to direct the most significant activities, the obligation or right to absorb losses or benefits and hence remain the primary beneficiaries. As a result, Tampa Electric Company is not required to consolidate any of these entities. Tampa Electric Company purchased $22.9 million and $64.9 million pursuant to PPAs for the three and nine months ended Sep. 30, 2011, respectively, and $29.7 million and $90.6 million for the three and nine months ended Sep. 30, 2010, respectively.

In one instance, Tampa Electric Company’s agreement with an entity for 370 MW of capacity was entered into prior to Dec. 31, 2003, the effective date of these standards. Under these standards, the company is required to make an exhaustive effort to obtain sufficient information to determine if this entity is a VIE and which holder of the variable interests is the primary beneficiary. The owners of this entity are not willing to provide the information necessary to make these determinations, have no obligation to do so and the information is not available publicly. As a result, Tampa Electric Company is unable to determine if this entity is a VIE and if so, which variable interest holder, if any, is the primary beneficiary. Tampa Electric Company has no obligation to this entity beyond the purchase of capacity; therefore, the maximum exposure for Tampa Electric Company is the obligation to pay for such capacity under terms of the PPA at rates that could be unfavorable to the wholesale market. Under this PPA, Tampa Electric Company purchased $12.0 million and $24.9 million for the three and nine months ended Sep. 30, 2011, respectively, and $14.7 million and $45.0 million for the three and nine months ended Sep. 30, 2010, respectively.

Tampa Electric Company does not provide any material financial or other support to any of the VIEs it is involved with, nor is it under any obligation to absorb losses associated with these VIEs. In the normal course of business, Tampa Electric Company’s involvement with the remaining VIEs does not affect its Consolidated Condensed Balance Sheets, Statements of Income or Cash Flows.

14. Subsequent Events

Tampa Electric Company $325 million bank credit facility amendment

On Oct. 25, 2011, Tampa Electric Company (Tampa Electric) amended its $325 million bank credit facility, entering into a Third Amended and Restated Credit Agreement with ten lenders. The amendment (i) extends the maturity date of the credit facility from May 9, 2012 to Oct. 25, 2016 (subject to further extension with the consent of each lender); (ii) continues to allow Tampa Electric to borrow funds at a rate equal to the London interbank deposit rate plus a margin (iii) as an alternative to the above interest rate, allows Tampa Electric to borrow funds at an interest rate equal to a margin plus the higher of Citibank’s prime rate, the federal funds rate plus 50 basis points, or the London interbank deposit rate plus 1.00%; (iv) allows Tampa Electric to borrow funds on a same-day basis under a new Swingline Loan provision, which loans mature on the fourth Banking Day after which any such loans are made and bear interest at an interest rate as agreed by the Borrower and the relevant Swingline Lender prior to the making of any such loans; (v) continues to allow Tampa Electric to request the lenders to increase their commitments under the credit facility by up to $175 million in the aggregate; (vi) includes a $200 million letter of credit facility (compared to $50 million under the previous agreement); and (vii) makes other technical changes.

Item 2.	MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS

This Management’s Discussion & Analysis contains forward-looking statements, which are subject to the inherent uncertainties in predicting future results and conditions. Actual results may differ materially from those forecasted. The forecasted results are based on the company’s current expectations and assumptions, and the company does not undertake to update that information or any other information contained in this Management’s Discussion & Analysis, except as may be required by law. Factors that could impact actual results include: regulatory actions by federal, state or local authorities; unexpected capital needs or unanticipated reductions in cash flow that affect liquidity; the ability to access the capital and credit markets when required; the availability of adequate rail transportation capacity for the shipment of TECO Coal’s production; general economic conditions affecting energy sales at the utility companies; economic conditions, both national and international, affecting the Florida economy and demand for TECO Coal‘s production; weather variations and changes in customer energy usage patterns affecting sales and operating costs at Tampa Electric and Peoples Gas; the effect of extreme weather conditions or hurricanes; operating conditions, commodity prices, operating cost and environmental or safety rule changes affecting the production levels and margins at TECO Coal; conditions affecting TECO Coal’s ability to permit and develop additional specialty coal reserves and /or increase specialty coal sales; fuel cost recoveries and related cash at Tampa Electric; natural gas demand at Peoples Gas; and the ability of TECO Energy’s subsidiaries to operate equipment without undue accidents, breakdowns or failures. Additional information is contained under “Risk Factors” in TECO Energy, Inc.’s Annual Report on Form 10-K for the period ended Dec. 31, 2010 and in Part II, Item 1A. of this Quarterly Report on Form 10-Q.

Earnings Summary - Unaudited

	Three months ended Sep. 30,		Nine months ended Sep. 30,
(millions, except per share amounts)	2011	2010	2011	2010
Consolidated revenues	$911.4	$901.8	$2,593.2	$2,712.9

Net income attributable to TECO Energy	$90.2	$51.0	$219.4	$182.3

Average common shares outstanding
Basic	213.8	212.8	213.5	212.5
Diluted	215.3	215.1	215.1	214.6

Earnings per share — basic	$0.42	$0.24	$1.02	$0.85

Earnings per share — diluted	$0.42	$0.24	$1.02	$0.85

Operating Results

Three Months Ended September 30, 2011

TECO Energy, Inc. reported third quarter net income of $90.2 million, or $0.42 per share, compared to $51.0 million, or $0.24 per share, in the third quarter of 2010. Net income in the 2010 third quarter reflected the one-time $24.0 million reduction in base revenue ($14.7 million after-tax, or $0.07 per share) at Tampa Electric under its regulatory agreement approved by the FPSC in August 2010. Results in the third quarter of 2010 also included $23.1 million of net charges and gains primarily related to taxes on undistributed earnings at DECA II (see TECO Guatemala discussion).

Nine months Ended September 30, 2011

Year-to-date net income and earnings per share were $219.4 million, or $1.02 per share, in 2011, compared to $182.3 million, or $0.85 per share, in the same period in 2010. Year-to-date results in 2010 were reduced by net charges and gains of $44.3 million that included the third quarter charges and gains.

Operating Company Results

All amounts included in the operating company and Parent & other results discussions below are after tax, unless otherwise noted.

Tampa Electric Company – Electric Division

Tampa Electric reported net income for the third quarter of $75.0 million, compared with $61.9 million for the same period in 2010. Results for the quarter reflect a 0.8% higher average number of customers, and lower operations and maintenance expenses. Net income for the 2010 quarter reflected the one-time $24.0 million reduction in base revenues ($14.7 million after tax) associated with the regulatory agreement approved by the FPSC in August 2010 that resolved all outstanding issues from the 2008 base rate case.

Total degree days in Tampa Electric’s service area were 7% above normal, but essentially in line with the third quarter of 2010.

Rainfall in the quarter was 14% above normal, which did not affect degree days but did lower energy sales to residential customers. Base revenues in the 2011 third quarter were $4 million to $6 million lower than in the 2010 period due to the effects of weather. Total net energy for load, which is a calendar measurement of retail energy sales rather than a billing-cycle measurement, decreased 1.3% in the third quarter of 2011, compared to the same period in 2010. Lower retail energy sales were driven primarily by lower sales to industrial-phosphate customers due to increased self-generation capacity by one large industrial-phosphate customer. The quarterly energy sales shown on the statistical summary that follows reflect the energy sales based on the timing of billing cycles, which can vary period to period.

Operations and maintenance expense, excluding all FPSC-approved cost-recovery clauses, decreased $6.2 million due to lower accruals for performance-based incentive compensation for all employees and other benefit costs. Depreciation and amortization expense increased $1.1 million due to additions to facilities to serve customers.

Year-to-date net income was $165.0 million, compared with $166.8 million in the 2010 period, driven primarily by lower energy sales due to milder winter weather than in the record-cold 2010 winter season, partially offset by 0.7% higher average number of customers, lower operations and maintenance expenses, and higher earnings on NOx control projects.

Year-to-date total degree days in Tampa Electric’s service area were 8% above normal, but 5% below the prior year-to-date period. Pretax base revenue was $30 million to $35 million lower than in 2010, primarily reflecting the milder weather and the voluntary conservation that occurred during the mild winter and spring periods without extreme weather.

In the 2011 year-to-date period, total net energy for load declined 4.6% compared to the same period in 2010. Lower retail energy sales were driven primarily by milder winter weather and lower sales to industrial-phosphate customers, due to the factors described above. Sales to commercial and industrial-other customers reflect the modest improvements in the Florida economy experienced by certain customers, primarily medical facilities and certain manufacturers. The year-to-date energy sales shown on the statistical summary that follows reflect the higher sales associated with the late December 2010 cold weather that are included in 2011 billed sales.

Year-to-date operations and maintenance expense, excluding all FPSC-approved cost-recovery clauses, decreased $13.9 million. Higher spending on operating and maintaining the transmission and distribution systems were more than offset by lower accruals of performance-based incentive compensation for all employees and other benefit costs, and lower bad debt expense.

Compared to the 2010 year-to-date period, depreciation and amortization expense increased $3.3 million, reflecting the additions to facilities to serve customers discussed above.

A summary of Tampa Electric’s operating statistics for the three and nine months ended Sep. 30, 2011 and 2010 follows:

	Operating Revenues			Kilowatt-hour sales
(millions, except average customers)	2011	2010	% Change	2011	2010	% Change
Three months ended Sep. 30,
By Customer Type
Residential	$313.2	$339.2	(7.7)	2,746.9	2,830.0	(2.9)
Commercial	172.2	183.3	(6.1)	1,777.6	1,792.9	(0.9)
Industrial – Phosphate	15.4	19.0	(18.9)	182.0	210.4	(13.5)
Industrial – Other	26.0	27.8	(6.5)	282.6	285.9	(1.2)
Other sales of electricity	49.7	50.7	(2.0)	503.3	482.8	4.2
Deferred and other revenues (1)		(28.7)	(100.0)

	576.5	591.3	(2.5)	5,492.4	5,602.0	(2.0)
Provision for revenue stipulation	(4.0)	(24.0)	(83.3)
Sales for resale	5.8	13.1	(55.7)	89.8	173.2	(48.2)
Other operating revenue	13.6	13.2	3.0

	$591.9	$593.6	(0.3)	5,582.2	5,775.2	(3.3)

Average customers (thousands)	676.2	671.0	0.8
Retail net energy for load (kilowatt hours)				5,740.0	5,820.4	(1.4)

Nine months ended Sep. 30,
By Customer Type
Residential	$788.4	$862.1	(8.5)	6,913.9	7,193.7	(3.9)
Commercial	465.9	491.7	(5.2)	4,738.6	4,727.4	0.2
Industrial – Phosphate	46.5	64.1	(27.5)	548.5	725.4	(24.4)
Industrial – Other	74.7	78.6	(5.0)	808.5	804.1	0.5
Other sales of electricity	139.4	143.9	(3.1)	1,386.2	1,352.3	2.5
Deferred and other revenues (1)	(1.9)	(15.5)	(87.7)

	1,513.0	1,624.9	(6.9)	14,395.7	14,802.9	(2.8)
Provision for revenue stipulation	0.0	(24.0)	(100.0)
Sales for resale	18.3	33.0	(44.5)	279.8	400.2	(30.1)
Other operating revenue	40.3	37.8	6.6
NOx Allowance sales	0.0	0.2	(100.0)

	$1,571.6	$1,671.9	(6.0)	14,675.5	15,203.1	(3.5)

Average customers (thousands)	675.3	670.6	0.7
Retail net energy for load (kilowatt hours)				15,044.1	15,770.0	(4.6)

(1)	Primarily reflects the timing of environmental and fuel clause recoveries.

Tampa Electric Company – Natural Gas Division (Peoples Gas)

Peoples Gas reported net income of $4.8 million for the third quarter, compared to $3.7 million in the same period in 2010. Quarterly results reflect a 0.9% higher average number of customers. Sales to residential customers increased due to customer growth, and sales volumes to commercial customers increased due to improvements in the Florida economy. Off-system sales decreased due to increased capacity available on an intrastate pipeline operating in Florida. Results in the 2010 quarter included a $3.1 million provision related to potential earnings above the top of the allowed return on equity (ROE) range as a result of the unprecedented cold winter weather in 2010 and Peoples Gas’ expectation that it would earn above the top of its allowed ROE range of 9.75% to 11.75%. Excluding this $3.1 million provision affecting expense in 2010, non-fuel operations and maintenance expense increased $0.9 million in 2011 due to generally higher spending on pipeline maintenance, partially offset by lower accruals of performance-based incentive compensation for all employees. Results also reflect increased depreciation expense due to routine plant additions.

Peoples Gas reported net income of $25.4 million for the year-to-date period, compared to $26.7 million in the same period in 2010. Results reflect a 0.7% higher average number of customers, but lower usage by residential and commercial customers due to milder weather in the first quarter compared to the unusually cold winter weather in 2010. Increased sales volumes to industrial customers reflect the operation of several higher-usage customers that were idle in the 2010 period. Excluding the $5.5 million year-to-date impact of the provision related to potential earnings above the top of the allowed ROE range in 2010, non-fuel operations and maintenance expense was higher in 2011, including $2.2 million of expenses related to the defense of environmental contamination claims.

A summary of PGS’s regulated operating statistics for the three and nine months ended Sep. 30, 2011 and 2010 follows:

	Operating Revenues			Therms
(millions, except average customers)	2011	2010	% Change	2011	2010	% Change
Three months ended Sep. 30,
By Customer Type
Residential	$24.7	$24.0	2.9	10.1	9.9	2.0
Commercial	28.3	27.0	4.8	87.8	85.5	2.7
Industrial	2.0	2.2	(9.1)	46.2	46.5	(0.6)
Off system sales	26.6	49.2	(45.9)	55.9	94.1	(40.6)
Power generation	2.7	3.0	(10.0)	177.0	180.0	(1.7)
Other revenues	7.7	8.9	(13.5)

	$92.0	$114.3	(19.5)	377.0	416.0	(9.4)

By Sales Type
System supply	$61.7	$83.4	(26.0)	75.0	115.0	(34.8)
Transportation	22.6	22.0	2.7	302.0	301.0	0.3
Other revenues	7.7	8.9	(13.5)

	$92.0	$114.3	(19.5)	377.0	416.0	(9.4)

Average customers (thousands)	338.2	335.2	0.9

Nine months ended Sep. 30,
By Customer Type
Residential	$109.4	$124.6	(12.2)	59.9	69.7	(14.1)
Commercial	105.7	111.7	(5.4)	305.3	307.0	(0.6)
Industrial	6.5	7.0	(7.1)	151.2	149.6	1.1
Off system sales	93.7	136.5	(31.4)	198.4	249.3	(20.4)
Power generation	8.2	7.5	9.3	472.9	452.8	4.4
Other revenues	30.5	31.3	(2.6)

	$354.0	$418.6	(15.4)	1,187.7	1,228.4	(3.3)

By Sales Type
System supply	$247.8	$313.3	(20.9)	292.8	359.2	(18.5)
Transportation	75.7	74.0	2.3	894.9	869.2	3.0
Other revenues	30.5	31.3	(2.6)

	$354.0	$418.6	(15.4)	1,187.7	1,228.4	(3.3)

Average customers (thousands)	338.7	336.2	0.7

TECO Coal

TECO Coal achieved third quarter net income of $14.1 million on sales of 2.1 million tons, compared to $8.3 million on sales of 2.2 million tons in the same period in 2010.

In 2011, results reflect an average net per-ton selling price, excluding transportation allowances, of almost $90 per ton, almost 19% higher than in 2010 due to a sales mix that was more heavily weighted to specialty coal, including metallurgical and PCI coal. In the third quarter of 2011, the all-in total per-ton cost of production increased to more than $81 per ton. Cost of production in the third quarter was driven by higher contract miner costs, higher costs related to new roof control requirements, higher costs of all supplies that are oil-related such as conveyor belts and tires, and lower productivity due to continued high levels of safety inspections. TECO Coal estimates that increased safety inspections have reduced production more than 10% compared to prior years. TECO Coal's effective income tax rate in the third quarter of 2011 was 22%, compared to 24% in the 2010 period.

TECO Coal recorded year-to-date net income of $38.1 million on sales of 6.2 million tons in 2011, compared to $45.8 million on sales of 6.8 million tons in the 2010 period. In 2010, year-to-date net income included a $5.3 million benefit from the settlement of state income tax issues recorded in prior years. The year-to-date sales mix was driven by the same factors as in the third quarter. The 2011 year-to-date average net per-ton selling price was almost $87 per ton and the all-in total per-ton cost of production was $79 per ton. TECO Coal’s effective income tax rate was 22% in the year-to-date period, compared to 23%, excluding the effect of the state income tax settlements discussed above, in the 2010 year-to-date period.

Exploration and Drilling Program Results

TECO Coal has made a new discovery of an additional estimated 65 million tons of true metallurgical coal on properties it controls at its Premier Elkhorn mine that are classified as proven and probable reserves, and an additional estimated 9 million tons of metallurgical coal classified as resource (non-reserve coal deposits). TECO Coal is evaluating mining plans and potential markets for this high-vol metallurgical coal, and estimates that, development of these reserves would take at least two years. These new tons can be deep mined and efficiently transported by conveyor belts at our Premier Elkhorn mine, which has a prep plant with capacity to handle higher production. These new reserves dramatically increase the percentage of high-value true metallurgical coal in TECO Coal’s reserve base. TECO Coal has applied to the State of Kentucky for the necessary permit amendments related to surface development activities to access these reserves.

TECO Guatemala

TECO Guatemala reported third quarter net income of $4.5 million in 2011, compared to a loss of $12.6 million in the 2010 period. TECO Guatemala’s third quarter 2010 results included a $24.9 million tax charge related to undistributed earnings as a result of the sale of its ownership interest in DECA II, which included EEGSA and affiliated companies, on Oct. 21, 2010. Year-to-date 2011 net income was $16.4 million, compared to $8.4 million in the 2010 period. Results in the 2011 quarter reflect no earnings from DECA II, sold in October 2010, which were $4.1 million and $12.1 million in the 2010 quarter and year-to-date periods, respectively, and $1.5 million and $5.2 million lower capacity payments in the 2010 quarter and year-to-date periods, respectively, related to the Alborada Power Station contract extension, which became effective September 2010. Results at the San José Power Station reflect higher contract and spot energy sales and prices, and lower interest expense due to lower rates on the non-recourse debt. In the 2010 third quarter, results included a $3.6 million benefit from insurance recoveries related to the unplanned outages at the San José Power Station in 2009.

Parent & other

The cost for Parent & other in the third quarter of 2011 was $8.2 million, compared to a cost of $10.3 million in the same period in 2010. Results in 2011 reflect $3.2 million lower interest expense as a result of the 2011 debt retirements and 2010 debt restructuring and retirement actions. In the 2010 quarter, the cost for Parent & other included a $1.8 million benefit from the recovery of fees related to the previously sold McAdams Power Station.

The year-to-date Parent & other cost was $25.5 million in 2011, compared to $65.4 million in the 2010 period. Results in 2011 reflect $10.6 million lower interest expense as a result of 2011 debt retirement and the 2010 debt restructuring and retirement actions. The 2010 year-to-date cost included the third-quarter benefit related to the McAdams Power station, $20.3 million of debt retirement charges and $0.9 million of final restructuring charges. In 2010, the year-to-date cost for Parent & other also included negative valuation adjustments to foreign tax credits totaling $5.9 million based on estimated foreign source income and projected timing of the utilization of the net operating loss carry forwards, and a $1.1 million charge to adjust deferred tax balances related to the Medicare Part D subsidies as a result of the Patient Protection and Affordable Care Act enacted in 2010.

2011 Guidance and Business Drivers

Based on strong year-to-date actual results, generally milder than normal weather, which affects sales at Tampa Electric, and year-to-date-cost pressures at TECO Coal, TECO Energy is revising its 2011 earnings per share guidance to a range of $1.25 to $1.35, excluding charges and gains.

Tampa Electric and Peoples Gas expect to earn their respective allowed returns on equity authorized in their 2009 base rate proceedings. Tampa Electric expects customer growth to continue to be in line with the trends experienced in the 2011 year-to-date period. Weather in the fourth quarter to date period has been milder than normal, and the mild weather pattern is forecast to continue in November. In 2010, weather added between $30 million and $40 million to pretax base revenue at Tampa Electric. Also in 2010, Tampa Electric reduced base revenue $24 million as a one-time item under its regulatory agreement approved by the FPSC.

TECO Coal expects 2011 sales of between 8.2 million and 8.5 million tons at an average selling price across all products of more than $88 per ton. The 2011 product mix is expected to be about 45% specialty coal, which includes stoker, metallurgical and PCI coals, and the remainder utility steam coal. The full-year cost of production is now expected to be about $79 per ton which is above the previously provided cost range of $74 and $78 per ton.

The guidance assumes normal operations for the Alborada and San José power stations in Guatemala. TECO Guatemala extended the power sales contract for the Alborada Power Station for five years at rates approximately 55%, or $7.0 million after tax on an annual basis, below the previous contract level effective Sept. 14, 2010. TECO Guatemala’s 2011 results reflect the absence of earnings from DECA II, which was sold in October 2010. Prior to the sale, DECA II contributed $13.1 million to 2010 net income at TECO Guatemala.

Parent & other interest cost in 2011 reflects the December 2010 early retirement of $236 million of TECO Energy and TECO Finance notes due in 2012, and the repayment of $64 million of notes at maturity on May 1, 2011.

This guidance is provided in the form of a range to allow for varying outcomes with respect to important variables, such as weather and customer usage at the Florida utilities, and volumes and margins at TECO Coal.

2012 Preliminary Outlook

The operating companies are in the process of developing detailed 2012 business plans, and formal 2012 guidance will be provided at the time of TECO Energy’s fourth-quarter earnings release in early February. Major business drivers that are expected to impact 2012 results include:

For 2012, both Florida utilities expect to continue to earn within their allowed ROE ranges of 10.25% to 12.25% for Tampa Electric and 9.75% to 11.75% for Peoples Gas. The economy in Florida continues to improve slowly and Tampa Electric and Peoples Gas expect customer growth to continue in line with the trends experienced in 2011. The utilities expect to manage operations and maintenance costs to levels that will allow them to earn the allowed ROEs. Tampa Electric is in the process of reviewing its generating capacity expansion plans, and expects to include in its 2012 capital expenditure forecast the initial expenditures for preliminary engineering and for transmission system enhancements needed to support its preferred generating capacity addition of converting the peaking units at the Polk Power Station to combined cycle units, which are expected to enter service in early 2017.

TECO Coal expects sales to be at levels similar to 2011 in a range between 8.2 million and 8.5 million tons. The contracting cycle for North American metallurgical coal sales is in progress, but final commitments remain open. The product mix is expected to be 45% to 50% specialty coal, which includes stoker, metallurgical and PCI coals, and the remainder utility steam coal. The coal tons related to the below-market contract that expires at the end of 2011 were already contracted at then current market prices in the second quarter, which is expected to add $24 million to revenue in 2012. In the current market environment, TECO Coal expects to contract for 2012 metallurgical coal sales at prices similar to 2011 levels. In the fall of 2010, when TECO Coal contracted the majority of its 2011 domestic metallurgical coal sales, the benchmark price for hard-coking coal was $209 per metric tonne, compared to the current benchmark price of $285 per metric tonne. The cost of production is expected to increase in 2012 due to a continuation of the factors that have driven costs in 2011. By modifying the mining plan to eliminate valley fills, TECO Coal has received a surface mine permit that it had sought for several years.

TECO Guatemala expects normal operations for the Alborada Power Station. The San José Power Station has a scheduled major outage, which will reduce energy sales and financial results from that plant.

Income Taxes

The provisions for income taxes from continuing operations for the nine month periods ended Sep. 30, 2011 and 2010 were $123.7 million and $135.9 million, respectively. The nine months ended Sep. 30, 2010 includes the $24.9 million of U.S. deferred taxes recognized on undistributed earnings of certain foreign subsidiaries which are no longer considered indefinitely reinvested and a $5.9 million foreign tax credit valuation allowance.

Liquidity and Capital Resources

The table below sets forth the Sep. 30, 2011 consolidated liquidity and cash balances, the cash balances at the operating companies and TECO Energy parent, and amounts available under the TECO Energy/TECO Finance and Tampa Electric Company credit facilities.

Balances as of Sep. 30, 2011

(millions)	Consolidated	Tampa Electric Company	Other	Parent
Credit facilities	$675.0	$475.0	$0.0	$200.0
Drawn amounts / LCs	0.7	0.7	0.0	0.0

Available credit facilities	674.3	474.3	0.0	200.0

Cash and short-term investments	165.8	111.1	29.2	25.5

Total liquidity	$840.1	$585.4	$29.2	$225.5

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

Significant Financial Covenants

(millions, unless otherwise indicated)
Instrument	Financial Covenant(1)	Requirement/Restriction	Calculation at Sep. 30, 2011
Tampa Electric Company
Credit facility(2)	Debt/capital	Cannot exceed 65%	47.6%
Accounts receivable credit facility(2)	Debt/capital	Cannot exceed 65%	47.6%
6.25% senior notes	Debt/capital	Cannot exceed 60%	47.6%
	Limit on liens(3)	Cannot exceed $700	$0 liens outstanding
Insurance agreement relating to certain pollution bonds	Limit on liens(3)	Cannot exceed $445 (7.5% of net assets)	$0 liens outstanding
TECO Energy/TECO Finance
Credit facility(2)	EBITDA/interest(4)	Minimum of 2.6 times	5.0 times
TECO Energy 6.75% notes and TECO Finance 6.75% notes	Restrictions on secured debt(5)	(6)	(6)

(1)	As defined in each applicable instrument.

(2)	See Note 6 to the TECO Energy Consolidated Financial Statements for a description of the credit facilities.

(3)	If the limitation on liens is exceeded the company is required to provide ratable security to the holders of these notes.

(4)	EBITDA generally represents EBIT before depreciation and amortization. However, the term is subject to the definition prescribed under the relevant agreement.

(5)	These restrictions would not apply to first mortgage bonds of Tampa Electric Company if any were outstanding.

(6)	The indentures for these notes contain restrictions which limit secured debt of TECO Energy if secured by Principal Property or Capital Stock or indebtedness of directly held subsidiaries (with exceptions as defined in the indentures) without equally and ratably securing these notes.

Credit Ratings of Senior Unsecured Debt at Sep. 30, 2011

	Standard & Poor’s	Moody’s	Fitch
Tampa Electric Company	BBB+	Baa1	A-
TECO Energy/TECO Finance	BBB	Baa3	BBB

On May 27, 2011, Standard & Poor’s upgraded Tampa Electric Company, TECO Finance and TECO Energy to BBB+, BBB and BBB, respectively, all with stable outlooks.

On Mar. 24, 2011, Fitch Ratings upgraded Tampa Electric Company, TECO Finance and TECO Energy to A-, BBB and BBB, respectively, all with stable outlooks

Standard & Poor’s, Moody’s and Fitch describe credit ratings in the BBB or Baa category as representing adequate capacity for payment of financial obligations. Fitch describes credit ratings in the A category as representing strong capacity for payment of financial obligations. The lowest investment grade credit ratings for Standard & Poor’s is BBB-, for Moody’s is Baa3 and for Fitch is BBB-; thus all three credit rating agencies assign TECO Energy, TECO Finance and Tampa Electric Company’s senior unsecured debt investment grade ratings.

A credit rating agency rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Our access to capital markets and cost of financing, including the applicability of restrictive financial covenants, are influenced by the ratings of our securities. In addition, certain of Tampa Electric Company’s derivative instruments contain provisions that require Tampa Electric Company’s debt to maintain an investment grade credit rating. See Note 12 to the TECO Energy, Inc., Consolidated Condensed Financial Statements. The credit ratings listed above are included in this report in order to provide information that may be relevant to these matters and because downgrades, if any, in credit ratings may affect our ability to borrow and may increase financing costs, which may decrease earnings. These credit ratings are not necessarily applicable to any particular security that we may offer and therefore should not be relied upon for making a decision to buy, sell or hold any of our securities.

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

Diesel fuel hedges are used to mitigate the fluctuations in the price of diesel fuel which is a significant component in the cost of coal production at TECO Coal and its subsidiaries.

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

The change in fair value of derivatives is largely due to the decrease in the average fixed price component of the company’s outstanding natural gas swaps of approximately 15% from Dec. 31, 2010 to Sep. 30, 2011. For natural gas, the company maintains a similar volume hedged as of Sep. 30, 2011 from Dec. 31, 2010.

The following tables summarize the changes in and the fair value balances of derivative assets (liabilities) for the nine months ended Sep. 30, 2011:

Changes in Fair Value of Derivatives (millions)

Net fair value of derivatives as of Dec. 31, 2010	$(26.9)
Additions and net changes in unrealized fair value of derivatives	(34.2)
Changes in valuation techniques and assumptions	0.0
Realized net settlement of derivatives	27.1

Net fair value of derivatives as of Sep. 30, 2011	$(34.0)

Roll-Forward of Derivative Net Assets (Liabilities) (millions)
Total derivative net liabilities as of Dec. 31, 2010	$(26.9)
Change in fair value of net derivative assets:
Recorded as regulatory assets and liabilities or other comprehensive income	(34.2)
Recorded in earnings	0.0
Realized net settlement of derivatives	27.1
Net option premium payments	0.0
Net purchase (sale) of existing contracts	0.0

Net fair value of derivatives as of Sep. 30, 2011	$(34.0)

Below is a summary table of sources of fair value, by maturity period, for derivative contracts at Sep. 30, 2011:

Maturity and Source of Derivative Contracts Net Assets (Liabilities) at Sep. 30, 2011 (millions)

Contracts Maturing in	Current	Non-current	Total Fair Value
Source of fair value
Actively quoted prices	$0.0	$0.0	$0.0
Other external sources (1)	(28.2)	(5.8)	(34.0)
Model prices (2)	0.0	0.0	0.0

Total	$(28.2)	$(5.8)	$(34.0)

(1)	Reflects over-the-counter natural gas or heating oil swaps for which the primary pricing inputs in determining fair value are NYMEX quoted closing prices of exchange-traded instruments.

(2)	Model prices are used for determining the fair value of energy derivatives where price quotes are infrequent or the market is illiquid. Significant inputs to the models are derived from market-observable data and actual historical experience.

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

Item 5. OTHER INFORMATION

TECO Coal is subject to regulation by the Federal Mine Safety and Health Administration (MSHA) under the Federal Mine Safety and Health Act of 1977 (the Mine Act). Information concerning mine safety violations or other regulatory matters required by section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and proposed Item 106 of Regulation S-K (17 CFR 229.106) is included in Exhibit 99.1 to this quarterly report.

PART II. OTHER INFORMATION

Item 1A. RISK FACTORS

Our computer systems and Tampa Electric’s infrastructure may be subject to cyber (primarily electronic or internet based) attack, which could disrupt operations, cause loss of important data or compromise customer, employee-related or other critical information or systems.

There have been an increasing number of cyber-attacks on companies around the world, which have caused operational failures or compromised sensitive corporate or customer data. These attacks have occurred over the internet, through malware, viruses, or attachments to e-mails or through persons inside of the organization or with persons with access to systems inside of the organization.

We have security systems and infrastructure in place to prevent such attacks, and these systems are subject to internal, external and regulatory audits to ensure adequacy. Despite these efforts, we cannot be assured that a cyber-attack will not cause electric or gas system operational problems, disruptions of service to customers, or compromise important data or systems.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table shows the number of shares of TECO Energy common stock deemed to have been repurchased by TECO Energy.

	(a)	(b)	(c)	(d)
	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Jul. 1, 2011—Jul. 31, 2011	380	$18.74	0.0	$0.0
Aug. 1, 2011—Aug. 31, 2011	8,547	$17.48	0.0	0.0
Sep. 1, 2011—Sep. 30, 2011	494	$17.28	0.0	0.0

Total 3rd Quarter 2011	9,421	$17.52	0.0	$0.0

(1)	These shares were not repurchased through a publicly announced plan or program, but rather relate to compensation or retirement plans of the company. Specifically, these shares represent shares delivered in satisfaction of the exercise price and/or tax withholding obligations by holders of stock options who exercised options (granted under TECO Energy’s incentive compensation plans), shares delivered or withheld (under the terms of grants under TECO Energy’s incentive compensation plans) to offset tax withholding obligations associated with the vesting of restricted shares and shares purchased by the TECO Energy Group Retirement Savings Plan pursuant to directions from plan participants or dividend reinvestment.

Item 6. EXHIBITS

Exhibits—See index on page 60.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECO ENERGY, INC. (Registrant)

Date: November 4, 2011	By:	/s/ S. W. CALLAHAN
S. W. CALLAHAN
Senior Vice President-Finance and Accounting and Chief Financial Officer (Chief Accounting Officer) (Principal Financial and Accounting Officer)

TAMPA ELECTRIC COMPANY (Registrant)

Date: November 4, 2011	By:	/s/ S. W. CALLAHAN
S. W. CALLAHAN
Vice President-Finance and Accounting and Chief Financial Officer (Chief Accounting Officer) (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Articles of Incorporation of TECO Energy, Inc., as amended on Apr. 20,1993 (Exhibit 3, Form 10-Q for the quarter ended Mar. 31, 1993 of TECO Energy, Inc.).	*

3.2	Bylaws of TECO Energy, Inc., as amended effective May 4, 2011 (Exhibit 3.1, Form 8-K dated May 4,2011 of TECO Energy, Inc.).	*

3.3	Articles of Incorporation of Tampa Electric Company (Exhibit 3 to Registration Statement No. 2-70653 of Tampa Electric Company).	*

3.4	Bylaws of Tampa Electric Company, as amended effective Feb. 2, 2011 (Exhibit 3.4, Form 10-K for 2010 of TECO Energy, Inc. and Tampa Electric Company).	*

12.1	Ratio of Earnings to Fixed Charges — TECO Energy, Inc.

12.2	Ratio of Earnings to Fixed Charges — Tampa Electric Company.

31.1	Certification of the Chief Executive Officer of TECO Energy, Inc. pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of TECO Energy, Inc. pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of the Chief Executive Officer of Tampa Electric Company pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of the Chief Financial Officer of Tampa Electric Company pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of TECO Energy, Inc. pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification of the Chief Executive Officer and Chief Financial Officer of Tampa Electric Company pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

99.1	Mine Safety Disclosure

101.INS	XBRL Instance Document	*	*

101.SCH	XBRL Taxonomy Extension Schema Document	*	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*	*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*	*

(1)	This certification accompanies the Quarterly Report on Form 10-Q and is not filed as part of it.

*	Indicates exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference. Exhibits filed with periodic reports of TECO Energy, Inc. and Tampa Electric Company were filed under Commission File Nos. 1-8180 and 1-5007, respectively.

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.