Form 10-Q
period 2012-09-30
TAMPA ELECTRIC CO; TECO ENERGY INC
filed 2012-11-02
CIK 96271, 350563

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

Indicate by check mark whether TECO Energy, Inc. is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate by check mark whether Tampa Electric Company is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The number of shares of TECO Energy, Inc.’s common stock outstanding as of October 26, 2012 was 216,584,129. As of October 29, 2012, there were 10 shares of Tampa Electric Company’s common stock issued and outstanding, all of which were held, beneficially and of record, by TECO Energy, Inc.

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

Index to Exhibits appears on page 58.

DEFINITIONS

Acronyms and defined terms used in this and other filings with the U.S. Securities and Exchange Commission include the following:

Term	Meaning
ABS	asset-backed security
ADR	American depository receipt
AFUDC	allowance for funds used during construction
AFUDC - debt	debt component of allowance for funds used during construction
AFUDC - equity	equity component of allowance for funds used during construction
AOCI	accumulated other comprehensive income
APBO	accumulated postretirement benefit obligation
ARO	asset retirement obligation
capacity clause	capacity cost-recovery clause, as established by the FPSC
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act of 1980
CGESJ	Central Generadora Eléctrica San José, Limitada, owner of the San José Power Station in Guatemala
CMO	collateralized mortgage obligation
CO2	carbon dioxide
CT	combustion turbine
DECA II	Distribución Eléctrica Centro Americana, II, S.A.
DOE	U.S. Department of Energy
EEGSA	Empresa Eléctrica de Guatemala, S.A., the largest private distribution company in Central America
EEI	Edison Electric Institute
EPA	U.S. Environmental Protection Agency
EPS	earnings per share
ERISA	Employee Retirement Income Security Act
EROA	expected return on plan assets
ERP	enterprise resource planning
FASB	Financial Accounting Standards Board
FDEP	Florida Department of Environmental Protection
FERC	Federal Energy Regulatory Commission
FGT	Florida Gas Transmission Company
FPSC	Florida Public Service Commission
fuel clause	fuel and purchased power cost-recovery clause, as established by the FPSC
GAAP	generally accepted accounting principles
GHG	greenhouse gas(es)
HCIDA	Hillsborough County Industrial Development Authority
HPP	Hardee Power Partners
IFRS	International Financial Reporting Standards
IGCC	integrated gasification combined-cycle
IOU	investor owned utility
IRS	Internal Revenue Service
ISDA	International Swaps and Derivatives Association
ISO	independent system operator
ITCs	investment tax credits
kW	Kilowatt
kWh	kilowatt-hour(s)
LIBOR MAP-21	London Interbank Offered Rate Moving Ahead for Progress in the 21st Century Act
MARN	Ministry of Environment, Guatemala
MBS	mortgage-backed securities
MD&A	Management’s Discussion and Analysis
MMA	The Medicare Prescription Drug, Improvement and Modernization Act of 2003
MM&A	Marshall Miller & Associates

MMBTU	one million British Thermal Units
MRV	market-related value
MSHA	Mine Safety and Health Administration
MW	megawatt(s)
MWH	megawatt-hour(s)
NAESB	North American Energy Standards Board
NAV	net asset value
NERC	North American Electric Reliability Corporation
NOL	net operating loss
Note	Note to consolidated financial statements
NOx	nitrogen oxide
NPNS	normal purchase normal sale
NYMEX	New York Mercantile Exchange
O&M expenses	operations and maintenance expenses
OATT	open access transmission tariff
OCI	other comprehensive income
OTC	over-the-counter
OTTI	other than temporary impairment
PBGC	Pension Benefit Guarantee Corporation
PBO	postretirement benefit obligation
PCI	pulverized coal injection
PCIDA	Polk County Industrial Development Authority
PGA	purchased gas adjustment
PGS	Peoples Gas System, the gas division of Tampa Electric Company
PPA	power purchase agreement
PPSA	Power Plant Siting Act
PRP	potentially responsible party
PUHCA 2005	Public Utility Holding Company Act of 2005
REIT	real estate investment trust
REMIC	real estate mortgage investment conduit
RFP	request for proposal
ROE	return on common equity
Regulatory ROE	return on common equity as determined for regulatory purposes
RPS	renewable portfolio standards
RTO	regional transmission organization
SEC	U.S. Securities and Exchange Commission
SO2	sulfur dioxide
SERP	Supplemental Executive Retirement Plan
SPA	stock purchase agreement
STIF	short-term investment fund
TCAE	Tampa Centro Americana de Electridad, Limitada, majority owner of the Alborada Power Station
Tampa Electric	Tampa Electric, the electric division of Tampa Electric Company
TEC	Tampa Electric Company, the principal subsidiary of TECO Energy, Inc.
TECO Diversified	TECO Diversified, Inc., a subsidiary of TECO Energy, Inc. and parent of TECO Coal Corporation
TECO Coal	TECO Coal Corporation, a coal producing subsidiary of TECO Diversified
TECO Finance	TECO Finance, Inc., a financing subsidiary for the unregulated businesses of TECO Energy, Inc.
TEMSA	Tecnología Marítima, S.A., a provider of dry bulk and coal unloading services located in Guatemala
TRC	TEC Receivables Company
VIE	variable interest entity
WRERA	The Worker, Retiree and Employer Recovery Act of 2008

PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

TECO ENERGY, INC.

In the opinion of management, the unaudited consolidated condensed financial statements include all adjustments that are of a recurring nature and necessary to state fairly the financial position of TECO Energy, Inc. and subsidiaries as of Sept. 30, 2012 and Dec. 31, 2011, and the results of operations and cash flows for the periods ended Sept. 30, 2012 and 2011. The results of operations for the three month and nine month periods ended Sept. 30, 2012 are not necessarily indicative of the results that can be expected for the entire fiscal year ending Dec. 31, 2012. References should be made to the explanatory notes affecting the consolidated financial statements contained in TECO Energy, Inc.’s Annual Report on Form 10-K for the year ended Dec. 31, 2011 and to the notes on pages 11 through 29 of this report.

INDEX TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Page No.

Consolidated Condensed Balance Sheets, Sept. 30, 2012 and Dec. 31, 2011	5-6

Consolidated Condensed Statements of Income for the three month and nine month periods ended Sept. 30, 2012 and 2011	7-8

Consolidated Condensed Statements of Comprehensive Income for the three month and nine month periods ended Sept. 30, 2012 and 2011	9

Consolidated Condensed Statements of Cash Flows for the nine month periods ended Sept. 30, 2012 and 2011	10

Notes to Consolidated Condensed Financial Statements	11-29

All other financial statement schedules have been omitted since they are not required, are inapplicable or the required information is presented in the financial statements or notes thereto.

TECO ENERGY, INC.

Consolidated Condensed Balance Sheets

Unaudited

Assets (millions)	Sept. 30, 2012	Dec. 31, 2011

Current assets
Cash and cash equivalents	$234.6	$44.0
Restricted cash	8.9	8.7
Receivables, less allowance for uncollectables of $2.9 and $2.6 at Sept. 30, 2012 and Dec. 31, 2011, respectively	360.2	327.7
Inventories, at average cost
Fuel	117.7	136.8
Materials and supplies	81.6	87.3
Derivative assets	2.0	0.9
Regulatory assets	58.8	87.3
Deferred income taxes	52.8	72.7
Prepayments and other current assets	34.2	31.9
Income tax receivables	0.0	0.6
Assets held for sale	59.0	0.0

Total current assets	1,009.8	797.9

Property, plant and equipment
Utility plant in service
Electric	6,647.7	6,731.7
Gas	1,216.1	1,169.9
Construction work in progress	299.3	247.4
Other property	445.9	432.3

Property, plant and equipment, at original costs	8,609.0	8,581.3
Accumulated depreciation	(2,673.0)	(2,613.5)

Total property, plant and equipment, net	5,936.0	5,967.8

Other assets
Regulatory assets	344.7	364.5
Derivative assets	1.1	0.0
Goodwill	0.0	55.4
Deferred charges and other assets	125.3	136.6
Assets held for sale	164.3	0.0

Total other assets	635.4	556.5

Total assets	$7,581.2	$7,322.2

The accompanying notes are an integral part of the consolidated condensed financial statements.

TECO ENERGY, INC.

Consolidated Condensed Balance Sheets – continued

Unaudited

Liabilities and Capital (millions)	Sept. 30, 2012	Dec. 31, 2011

Current liabilities
Long-term debt due within one year
Recourse	$147.1	$374.9
Non-recourse	0.0	11.2
Accounts payable	253.6	252.3
Customer deposits	162.1	159.5
Regulatory liabilities	102.2	86.2
Derivative liabilities	14.3	58.4
Interest accrued	62.9	39.3
Taxes accrued	78.1	20.7
Other	17.6	17.2
Liabilities associated with assets held for sale	27.7	0.0

Total current liabilities	865.6	1,019.7

Other liabilities
Deferred income taxes	241.6	150.8
Investment tax credits	9.8	10.0
Regulatory liabilities	642.5	619.4
Derivative liabilities	1.0	8.6
Deferred credits and other liabilities	537.2	559.2
Liabilities associated with assets held for sale	6.3	0.0
Long-term debt, less amount due within one year
Recourse	2,981.0	2,665.0
Non-recourse	0.0	22.3

Total other liabilities	4,419.4	4,035.3

Commitments and Contingencies (see Note 10)

Capital
Common stock (400.0 million shares authorized par value $1; 216.6 million shares and 215.8 million shares outstanding at Sept. 30, 2012 and Dec. 31, 2011, respectively)	216.6	215.8
Additional paid in capital	1,560.5	1,553.4
Retained earnings	544.2	519.4
Accumulated other comprehensive loss	(25.1)	(22.0)

TECO Energy capital	2,296.2	2,266.6
Noncontrolling interest	0.0	0.6

Total capital	2,296.2	2,267.2

Total liabilities and capital	$7,581.2	$7,322.2

The accompanying notes are an integral part of the consolidated condensed financial statements.

TECO ENERGY, INC.

Consolidated Condensed Statements of Income

Unaudited

	Three months ended Sept. 30,
(millions, except per share amounts)	2012	2011
Revenues
Regulated electric and gas (includes franchise fees and gross receipts taxes of $31.0 in 2012 and $28.8 in 2011)	$670.1	$685.5
Unregulated	188.5	192.3

Total revenues	858.6	877.8

Expenses
Regulated operations & maintenance
Fuel	209.1	226.3
Purchased power	25.8	32.1
Cost of natural gas sold	40.5	41.5
Other	115.4	107.9
Operation & maintenance other expense
Mining related costs	141.5	149.7
Other	1.5	1.8
Depreciation and amortization	83.4	80.5
Taxes, other than income	58.3	56.7

Total expenses	675.5	696.5

Income from continuing operations	183.1	181.3

Other income
Allowance for other funds used during construction	0.7	0.2
Other income	2.7	2.3

Total other income	3.4	2.5

Interest charges
Interest expense	45.0	48.9
Allowance for borrowed funds used during construction	(0.4)	(0.1)

Total interest charges	44.6	48.8

Income from continuing operations before provision for income taxes	141.9	135.0
Provision for income taxes	51.7	48.9

Net income from continuing operations	90.2	86.1

Discontinued operations
Income (loss) from discontinued operations	(27.4)	6.5
Provision for income taxes	18.7	2.3

Income (loss) from discontinued operations, net	(46.1)	4.2
Less: Income from discontinued operations attributable to noncontrolling interest	0.1	0.1

Income (loss) from discontinued operations attributable to TECO Energy, net	(46.2)	4.1
Net income attributable to TECO Energy	$44.0	$90.2

Average common shares outstanding – Basic	214.5	213.8
– Diluted	215.4	215.3

Earnings per share from continuing operations – Basic	$0.42	$0.40
– Diluted	$0.42	$0.40

Earnings per share from discontinued operations attributable to TECO Energy – Basic	$(0.22)	$0.02
– Diluted	$(0.22)	$0.02

Earnings per share attributable to TECO Energy – Basic	$0.20	$0.42
– Diluted	$0.20	$0.42

Dividends paid per common share outstanding	$0.220	$0.215

The accompanying notes are an integral part of the consolidated condensed financial statements.

TECO ENERGY, INC.

Consolidated Condensed Statements of Income

Unaudited

	Nine months ended Sept. 30,
(millions, except per share amounts)	2012	2011
Revenues
Regulated electric and gas (includes franchise fees and gross receipts taxes of $85.4 in 2012 and $84.3 in 2011)	$1,826.8	$1,929.1
Unregulated	481.4	560.7

Total revenues	2,308.2	2,489.8

Expenses
Regulated operations & maintenance
Fuel	534.5	565.4
Purchased power	85.2	103.2
Cost of natural gas sold	118.5	177.6
Other	342.2	331.4
Operation & maintenance other expense
Mining related costs	358.7	437.2
Other	4.4	4.8
Depreciation and amortization	246.9	237.8
Taxes, other than income	170.8	170.1

Total expenses	1,861.2	2,027.5

Income from operations	447.0	462.3

Other income
Allowance for other funds used during construction	1.6	0.8
Other income	5.8	4.3

Total other income	7.4	5.1

Interest charges
Interest expense	141.7	149.2
Allowance for borrowed funds used during construction	(0.9)	(0.4)

Total interest charges	140.8	148.8

Income from continuing operations before provision for income taxes	313.6	318.6
Provision for income taxes	113.2	115.1

Net income from continuing operations	200.4	203.5

Discontinued operations
Income (loss) from discontinued operations	(7.9)	24.7
Provision for income taxes	24.6	8.6

Income (loss) from discontinued operations, net	(32.5)	16.1
Less: Income from discontinued operations attributable to noncontrolling interest	0.3	0.2

Income (loss) from discontinued operations attributable to TECO Energy, net	(32.8)	15.9
Net income attributable to TECO Energy	$167.6	$219.4

Average common shares outstanding – Basic	214.2	213.5
– Diluted	215.3	215.1

Earnings per share from continuing operations – Basic	$0.93	$0.95
– Diluted	$0.93	$0.95

Earnings per share from discontinued operations attributable to TECO Energy – Basic	$(0.15)	$0.07
– Diluted	$(0.15)	$0.07

Earnings per share attributable to TECO Energy – Basic	$0.78	$1.02
– Diluted	$0.78	$1.02

Dividends paid per common share outstanding	$0.660	$0.635

The accompanying notes are an integral part of the consolidated condensed financial statements.

TECO ENERGY, INC.

Consolidated Condensed Statements of Comprehensive Income

Unaudited

	Three months ended Sept. 30,		Nine months ended Sept. 30,
(millions)	2012	2011	2012	2011
Net income attributable to TECO Energy	$44.0	$90.2	$167.6	$219.4

Other comprehensive income (loss), net of tax
Net unrealized gains (losses) on cash flow hedges	1.7	(1.8)	(4.2)	(0.9)
Amortization of unrecognized benefit costs and other	0.5	0.4	1.1	1.2

Other comprehensive (loss) income, net of tax	2.2	(1.4)	(3.1)	0.3

Comprehensive income attributable to TECO Energy	$46.2	$88.8	$164.5	$219.7

The accompanying notes are an integral part of the consolidated condensed financial statements.

TECO ENERGY, INC.

Consolidated Condensed Statements of Cash Flows

Unaudited

	Nine months ended Sept. 30,
(millions)	2012	2011
Cash flows from operating activities
Net income attributable to TECO Energy	$167.6	$219.4
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	253.2	243.4
Deferred income taxes	115.2	117.5
Investment tax credits	(0.3)	(0.3)
Allowance for funds used during construction	(1.6)	(0.8)
Non-cash stock compensation	8.5	6.6
Loss (gain) on sale of business/assets, pretax	14.5	(0.5)
Asset impairment, pretax	17.4	0.0
Deferred recovery clauses	(3.7)	3.6
Receivables, less allowance for uncollectibles	(47.3)	(9.4)
Inventories	7.9	39.7
Prepayments and other current assets	(3.1)	(4.4)
Taxes accrued	58.7	35.2
Interest accrued	23.6	23.2
Accounts payable	22.0	(26.9)
Other	(25.0)	25.3

Cash flows from operating activities	607.6	671.6

Cash flows from investing activities
Capital expenditures	(355.2)	(298.3)
Allowance for funds used during construction	1.6	0.8
Net proceeds from sale of business/assets	7.4	3.4
Other investing activities	0.0	14.4

Cash flows used in investing activities	(346.2)	(279.7)

Cash flows from financing activities
Dividends	(142.8)	(136.8)
Proceeds from the sale of common stock	3.2	6.6
Proceeds from long-term debt issuance	538.3	0.0
Repayment of long-term debt/Purchase in lieu of redemption	(469.2)	(150.8)
Dividend to noncontrolling interest	(0.3)	(0.6)
Net decrease in short-term debt	0.0	(12.0)

Cash flows used in financing activities	(70.8)	(293.6)

Net increase in cash and cash equivalents	190.6	98.3
Cash and cash equivalents at beginning of period	44.0	67.5

Cash and cash equivalents at end of period	$234.6	$165.8

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

All significant intercompany balances and intercompany transactions have been eliminated in consolidation. Generally, the equity method of accounting is used to account for investments in partnerships or other arrangements in which TECO Energy is not the primary beneficiary, but is able to exert significant influence. In the opinion of management, the unaudited consolidated condensed financial statements include all adjustments that are of a recurring nature and necessary to state fairly the financial position of TECO Energy, Inc. and its subsidiaries as of Sept. 30, 2012 and Dec. 31, 2011, and the results of operations and cash flows for the periods ended Sept. 30, 2012 and 2011. The results of operations for the three and nine months ended Sept. 30, 2012 are not necessarily indicative of the results that can be expected for the entire fiscal year ending Dec. 31, 2012.

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

Revenues

As of Sept. 30, 2012 and Dec. 31, 2011, unbilled revenues of $52.6 million and $50.2 million, respectively, are included in the “Receivables” line item on the Consolidated Condensed Balance Sheets.

Accounting for Excise Taxes, Franchise Fees and Gross Receipts

TECO Coal incurs most of TECO Energy’s total excise taxes, which are accrued as an expense and reconciled to the actual cash payment of excise taxes. As general expenses, they are not specifically recovered through revenues. Excise taxes paid by the regulated utilities are not material and are expensed when incurred.

The regulated utilities are allowed to recover certain costs on a dollar-per-dollar basis incurred from customers through prices approved by the FPSC. The amounts included in customers’ bills for franchise fees and gross receipt taxes are included as revenues on the Consolidated Condensed Statements of Income. Franchise fees and gross receipt taxes payable by the regulated utilities are included as an expense on the Consolidated Condensed Statements of Income in “Taxes, other than income”. These amounts totaled $31.0 million and $85.4 million, respectively, for the three and nine months ended Sept. 30, 2012, compared to $28.8 million and $84.3 million, respectively, for the three and nine months ended Sept. 30, 2011.

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

Reclassifications

Certain reclassifications were made to prior year amounts to conform to current period presentation. None of the reclassifications affected TECO Energy’s net income in any period.

2. New Accounting Pronouncements

Intangibles – Goodwill and Other

In July 2012, the FASB issued guidance that allows companies to perform a qualitative analysis as the first step in determining whether it is more likely than not that an indefinite-lived intangible asset is impaired. If it is determined that it is not more likely than not that the asset is impaired, then no further analysis is required. The guidance is effective for interim and annual impairment tests for fiscal years beginning after Sept. 15, 2012. Early adoption is permitted. The company has adopted this guidance early and it has had no effect on the company’s results of operations, financial position or cash flows.

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

3. Regulatory

Tampa Electric’s and PGS’s businesses are regulated by the FPSC. Tampa Electric also is subject to regulation by the FERC under the PUHCA 2005. However, pursuant to a waiver granted in accordance with the FERC’s regulations, TECO Energy is not subject to certain accounting, record-keeping and reporting requirements prescribed by the FERC’s regulations under the PUHCA 2005. The operations of PGS are regulated by the FPSC separately from the operations of Tampa Electric. The FPSC has jurisdiction over rates, service, issuance of securities, safety, accounting and depreciation practices and other matters. In general, the FPSC sets rates at a level that allows utilities such as Tampa Electric and PGS to collect total revenues (revenue requirements) equal to their cost of providing service, plus a reasonable return on invested capital.

Storm Damage Cost Recovery

Tampa Electric accrues $8.0 million annually to a FERC-authorized and FPSC-approved self-insured storm damage reserve. This reserve was created after Florida’s IOUs were unable to obtain transmission and distribution insurance coverage due to destructive acts of nature. Tampa Electric’s storm reserve was $48.4 million and $43.6 million as of Sept. 30, 2012 and Dec. 31, 2011, respectively.

Wholesale and Transmission Rate Cases

In July 2012, the FERC approved the uncontested settlement that Tampa Electric filed with its customers in its wholesale requirements rate case earlier this year. The approved settlement took effect in August and Tampa Electric refunded its wholesale requirements’ customers the appropriate amounts under the terms of the settlement. On Oct. 5, 2012, Tampa Electric received FERC approval for its uncontested transmission rate case settlement, which was filed with FERC earlier this year. The wholesale requirements and transmission rate case settlements’ rates will not have a material impact on Tampa Electric’s results.

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

Details of the regulatory assets and liabilities as of Sept. 30, 2012 and Dec. 31, 2011 are presented in the following table:

Regulatory Assets and Liabilities
(millions)	Sept. 30, 2012	Dec. 31, 2011
Regulatory assets:
Regulatory tax asset (1)	$62.1	$63.6

Other:
Cost-recovery clauses	32.3	73.3
Postretirement benefit asset	241.6	252.4
Deferred bond refinancing costs (2)	8.5	11.1
Environmental remediation	37.8	30.5
Competitive rate adjustment	3.5	3.5
Other	17.7	17.4

Total other regulatory assets	341.4	388.2

Total regulatory assets	403.5	451.8
Less: Current portion	58.8	87.3

Long-term regulatory assets	$344.7	$364.5

Regulatory liabilities:
Regulatory tax liability (1)	$14.9	$16.0

Other:
Cost-recovery clauses	70.6	61.4
Transmission and delivery storm reserve	48.4	43.6
Deferred gain on property sales (3)	3.7	5.0
Provision for stipulation and other	1.0	0.8
Accumulated reserve - cost of removal	606.1	578.8

Total other regulatory liabilities	729.8	689.6

Total regulatory liabilities	744.7	705.6
Less: Current portion	102.2	86.2

Long-term regulatory liabilities	$642.5	$619.4

(1)	Primarily related to plant life and derivative positions.
(2)	Amortized over the term of the related debt instruments.
(3)	Amortized over a 5-year period with various ending dates.

All regulatory assets are being recovered through the regulatory process. The following table further details the regulatory assets and the related recovery periods:

Regulatory Assets
(millions)	Sept. 30, 2012	Dec 31, 2011
Clause recoverable (1)	$35.8	$76.8
Components of rate base (2)	255.4	264.9
Regulatory tax assets (3)	62.1	63.6
Capital structure and other (3)	50.2	46.5

Total	$403.5	$451.8

(1)	To be recovered through cost-recovery clauses approved by the FPSC on a dollar-for-dollar basis in the next year.
(2)	Primarily reflects allowed working capital, which is included in rate base and earns a rate of return as permitted by the FPSC.
(3)	“Regulatory tax assets” and “Capital structure and other” regulatory assets have a recoverable period longer than a fiscal year and are recognized over the period authorized by the regulatory agency. Also included are unamortized loan costs, which are amortized over the life of the related debt instruments. See footnotes 1 and 2 in the prior table for additional information.

4. Income Taxes

The company’s U.S. subsidiaries join in the filing of a U.S. federal consolidated income tax return. The IRS concluded its examination of the company’s 2010 consolidated federal income tax return during 2011. The U.S. federal statute of limitations remains open for years 2009 and onward. Years 2011 and 2012 are currently being examined by the IRS under its Compliance Assurance Program. TECO Energy does not expect the settlement of current IRS examinations to significantly change the total amount of unrecognized tax benefits in the next twelve months. U.S. state jurisdictions have statutes of limitations generally ranging from three to four years from the filing of an income tax return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. Years still open to examination by tax authorities in major state jurisdictions include 2008 and forward.

The company recognizes interest and penalties associated with uncertain tax positions in “Operation & maintenance other expense-Other” on the Consolidated Condensed Statements of Income in accordance with standards for accounting for uncertainty in income taxes. For the nine months ended Sept. 30, 2012 and Sept. 30, 2011, the company recorded $0.1 million and $0.1 million of interest charges respectively. No amounts were recorded in continuing operations for penalties for the nine months ended Sept. 30, 2012 or Sept. 30, 2011.

During the three months ended Sept. 30, 2012, the company incurred an after tax charge of $22.6 million for foreign tax credits associated with its Guatemalan operations being reclassified as an asset held for sale. See Note 15 for more information.

The effective tax rate for continuing operations decreased to 36.09% for the nine months ended Sept. 30, 2012 from 36.13% for the same period in 2011.

5. Employee Postretirement Benefits

Included in the table below is the periodic expense for pension and other postretirement benefits offered by the company.

Pension Expense
(millions)	Pension Benefits		Other Postretirement Benefits
Three months ended Sept. 30,	2012	2011	2012	2011
Components of net periodic benefit expense
Service cost	$4.3	$4.0	$0.6	$0.5
Interest cost on projected benefit obligations	7.5	7.7	2.5	2.8
Expected return on assets	(9.3)	(9.6)	0.0	0.0
Amortization of:
Transition obligation	0.0	0.0	0.4	0.5
Prior service (benefit) cost	(0.1)	(0.1)	0.2	0.2
Actuarial loss	3.9	2.8	0.1	0.1

Net pension expense recognized in the TECO Energy Consolidated Condensed Statements of Income	$6.3	$4.8	$3.8	$4.1

Nine months ended Sept. 30,
Components of net periodic benefit expense
Service cost	$12.8	$12.0	$1.8	$1.6
Interest cost on projected benefit obligations	22.5	23.2	7.6	8.3
Expected return on assets	(27.8)	(28.8)	0.0	0.0
Amortization of:
Transition obligation	0.0	0.0	1.3	1.7
Prior service (benefit) cost	(0.3)	(0.3)	0.6	0.6
Actuarial loss	11.5	8.4	0.1	0.1

Net pension expense recognized in the TECO Energy Consolidated Condensed Statements of Income	$18.7	$14.5	$11.4	$12.3

For the fiscal 2012 plan year, TECO Energy assumed a long-term EROA of 7.50% and a discount rate of 4.797% for its pension benefits under its qualified pension plan, and a discount rate of 4.744% for its other postretirement benefits as of their Jan. 1, 2012 measurement dates. Additionally, TECO Energy made contributions of $27.8 million to its pension plan for the nine months ended Sept. 30, 2012.

For the three and nine months ended Sept. 30, 2012, TECO Energy and its subsidiaries reclassed $0.8 million and $2.3 million, respectively, of unamortized transition obligation, prior service cost and actuarial losses from AOCI to net income as part of periodic benefit expense. In addition, during the three and nine months ended Sept. 30, 2012, TEC reclassed $3.6 million and $10.9 million, respectively, of unamortized transition obligation, prior service cost and actuarial losses from regulatory assets to net income as part of periodic benefit expense.

In July 2012, the President signed into law the MAP-21. MAP-21 provides funding relief for pension plan sponsors by stabilizing discount rates used in calculating the required minimum pension contributions and increasing PBGC premium rates to be paid by plan sponsors. The company is currently evaluating the impact MAP-21 will have on its pension contributions and on future PBGC premiums, and expects the required minimum pension contributions to be lower than the levels previously projected.

6. Short-Term Debt

At Sept. 30, 2012 and Dec. 31, 2011, the following credit facilities and related borrowings existed:

Credit Facilities
	Sept. 30, 2012			Dec. 31, 2011
(millions)	Credit Facilities	Borrowings Outstanding (1)	Letters of Credit Outstanding	Credit Facilities	Borrowings Outstanding (1)	Letters of Credit Outstanding
Tampa Electric Company:
5-year facility (2)	$325.0	$0.0	$0.7	$325.0	$0.0	$0.7
1-year accounts receivable facility	150.0	0.0	0.0	150.0	0.0	0.0
TECO Energy/TECO Finance:
5-year facility (2)(3)	200.0	0.0	0.0	200.0	0.0	0.0

Total	$675.0	$0.0	$0.7	$675.0	$0.0	$0.7

(1)	Borrowings outstanding are reported as notes payable.
(2)	This 5-year facility matures Oct. 25, 2016.
(3)	TECO Finance is the borrower and TECO Energy is the guarantor of this facility.

At Sept. 30, 2012, these credit facilities require commitment fees ranging from 12.5 to 30.0 basis points. There were no outstanding borrowings at Sept. 30, 2012 or Dec. 31, 2011.

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

7. Long-Term Debt

Issuance of Tampa Electric Company 2.60% Notes due 2022

On Sept. 28, 2012, TEC completed an offering of $250 million aggregate principal amount of 2.60% Notes due 2022 (the Notes). The Notes were sold at 99.878% of par. The offering resulted in net proceeds to TEC (after deducting underwriting discounts and commissions and estimated offering expenses) of approximately $247.7 million. Net proceeds were used to repay the Hillsborough County Industrial Development Authority Pollution Control Revenue Refunding Bonds, Series 2002 (consisting of 5.10% bonds due 2013 and 5.50% bonds due 2023). The remaining net proceeds will be used to repay short-term debt and for general corporate purposes. See Note 17 for more information. At any time prior to June 15, 2022, TEC may redeem all or any part of the Notes at its option at a redemption price equal to the greater of (i) 100% of the principal amount of Notes to be redeemed or (ii) the sum of the present values of the remaining payments of principal and interest on the Notes to be redeemed, discounted to the redemption date on a semiannual basis at an applicable treasury rate, plus 15 basis points; in either case, the redemption price would include accrued and unpaid interest to the redemption date. At any time on or after June 15, 2022, TEC may at its option redeem the Notes, in whole or in part, at 100% of the principal amount of the Notes being redeemed plus accrued and unpaid interest thereon to but excluding the date of redemption.

Issuance of Tampa Electric Company 4.10% Notes due 2042

On June 5, 2012, TEC completed an offering of $300 million aggregate principal amount of 4.10% Notes due 2042 (the Notes). The Notes were sold at 99.724% of par. The offering resulted in net proceeds to TEC (after deducting underwriting discounts, commissions, and estimated offering expenses and before settlement of interest rate swaps) of approximately $296.2 million. Net proceeds were used to repay maturing long-term debt, to repay short-term debt and for general corporate purposes. At any time prior to Dec. 15, 2041, TEC may redeem all or any part of the Notes at its option and from time to time at a redemption price equal to the greater of (i) 100% of the principal amount of Notes to be redeemed or (ii) the sum of the present value of the remaining payments of principal and interest on the Notes to be redeemed, discounted at an applicable treasury rate, plus 25 basis points; in either case, the redemption price would include accrued and unpaid interest to the redemption date. At any time on or after Dec. 15, 2041, TEC may at its option redeem the Notes, in whole or in part, at 100% of the principal amount of the Notes being redeemed plus accrued and unpaid interest thereon to but excluding the date of redemption.

Purchase in Lieu of Redemption of Hillsborough County Industrial Development Authority Pollution Control Revenue Refunding Bonds, Series 2006 (Non-AMT) and Polk County Industrial Development Authority Solid Waste Disposal Facility Revenue Refunding Bonds, Series 2010

On March 15, 2012, TEC purchased in lieu of redemption $86 million HCIDA Pollution Control Revenue Refunding Bonds, Series 2006 (Non-AMT) (the HCIDA Bonds). On March 19, 2008, the HCIDA remarketed the HCIDA Bonds in a term-rate mode pursuant to the terms of the Loan and Trust Agreement governing those bonds. The HCIDA Bonds bore interest at a term rate of 5.00% per annum from March 19, 2008 to March 15, 2012. TEC is responsible for payment of the interest and principal associated with the HCIDA Bonds. Regularly scheduled principal and interest when due are insured by Ambac Assurance Corporation.

On March 1, 2011, TEC purchased in lieu of redemption $75 million PCIDA Solid Waste Disposal Facility Revenue Refunding Bonds, Series 2010 (the PCIDA Bonds). On Nov. 23, 2010, the PCIDA issued the PCIDA Bonds in a term-rate mode pursuant to the terms of the Loan and Trust Agreement governing those bonds. Proceeds of the PCIDA Bonds were used to redeem $75 million PCIDA Solid Waste Disposal Facility Revenue Refunding Bonds, Series 2007, which previously were in auction rate mode and were held by TEC since March 26, 2008. The PCIDA Bonds bore interest at the initial term rate of 1.50% per annum from Nov. 23, 2010 to March 1, 2011.

On March 26, 2008, TEC purchased in lieu of redemption $20 million HCIDA Pollution Control Revenue Refunding Bonds, Series 2007C. $181 million in bonds purchased in lieu of redemption were held by the trustee at the direction of TEC as of Sept. 30, 2012 (the “Held Bonds”) to provide an opportunity to evaluate refinancing alternatives. The Held Bonds effectively offset the outstanding debt balances and are presented net on the balance sheet.

Fair Value of Long-Term Debt

At Sept. 30, 2012, total long-term debt had a carrying amount of $3,128.1 million and an estimated fair market value of $3,612.5 million. Additionally, there is outstanding long-term debt that is classified in current liabilities associated with assets held for sale with a carrying value and fair value of $25.1 million at Sept. 30, 2012. At Dec. 31, 2011, total long-term debt had a carrying amount of $3,075.8 million and an estimated fair market value of $3,435.3 million. The company uses the market approach in determining fair value. The majority of the outstanding debt is valued using real-time financial market data obtained from Bloomberg Professional Service. The remaining securities are valued using prices obtained from the Municipal Securities Rulemaking Board and by applying estimated credit spreads obtained from a third party to the par value of the security. All debt securities are level 2 instruments.

8. Other Comprehensive Income

TECO Energy reported the following OCI for the three and nine months ended Sept. 30, 2012 and 2011, related to changes in the fair value of cash flow hedges and amortization of unrecognized benefit costs associated with the company’s postretirement plans:

Other Comprehensive Income
	Three months ended Sept. 30,			Nine months ended Sept. 30,
(millions)	Gross	Tax	Net	Gross	Tax	Net
2012
Unrealized gain (loss) on cash flow hedges	$2.5	($0.9)	$1.6	($7.2)	$2.7	($4.5)
Reclassification from AOCI to net income	0.2	(0.1)	0.1	0.5	(0.2)	0.3

Gain (Loss) on cash flow hedges	2.7	(1.0)	1.7	(6.7)	2.5	(4.2)
Amortization of unrecognized benefit costs and other	0.8	(0.3)	0.5	2.3	(1.2)	1.1

Total other comprehensive income (loss)	$3.5	($1.3)	$2.2	($4.4)	$1.3	($3.1)

2011
Unrealized (loss) gain on cash flow hedges	($2.1)	$0.8	($1.3)	$0.8	($0.3)	$0.5
Reclassification from AOCI to net income	(0.8)	0.3	(0.5)	(2.3)	0.9	(1.4)

Loss on cash flow hedges	(2.9)	1.1	(1.8)	(1.5)	0.6	(0.9)
Amortization of unrecognized benefit costs and other	0.7	(0.3)	0.4	1.9	(0.7)	1.2

Total other comprehensive (loss) income	($2.2)	$0.8	($1.4)	$0.4	($0.1)	$0.3

Accumulated Other Comprehensive Loss
(millions)	Sept. 30, 2012	Dec. 31, 2011
Unrecognized pension losses and prior service credits (1)	($30.2)	($31.2)
Unrecognized other benefit gains, prior service costs and transition obligations (2)	14.3	14.2
Net unrealized losses from cash flow hedges (3)	(9.2)	(5.0)

Total accumulated other comprehensive loss	($25.1)	($22.0)

(1)	Net of tax benefit of $18.5 million and $19.6 million as of Sept. 30, 2012 and Dec. 31, 2011, respectively.
(2)	Net of tax expense of $6.2 million and $6.2 million as of Sept. 30, 2012 and Dec. 31, 2011, respectively.
(3)	Net of tax benefit of $5.8 million and $3.2 million as of Sept. 30, 2012 and Dec. 31, 2011, respectively.

9. Earnings Per Share

	Three months ended Sept. 30,		Nine months ended Sept. 30,
(millions, except per share amounts)	2012	2011 (1)	2012	2011 (1)
Basic earnings per share
Net income from continuing operations	$90.2	$86.1	$200.4	$203.5
Amount allocated to nonvested participating shareholders	(0.3)	(0.5)	(0.7)	(1.1)

Income before discontinued operations available to common shareholders - Basic	$89.9	$85.6	$199.7	$202.4

Income (loss) from discontinued operations attributable to TECO Energy, net	($46.2)	$4.1	($32.8)	$15.9
Amount allocated to nonvested participating shareholders	0.1	0.0	0.1	(0.1)

Income (loss) from discontinued operations attributable to TECO Energy available to common shareholders - Basic	($46.1)	$4.1	($32.7)	$15.8

Net income attributable to TECO Energy	$44.0	$90.2	$167.6	$219.4
Amount allocated to nonvested participating shareholders	(0.2)	(0.5)	(0.6)	(1.2)

Net income attributable to TECO Energy available to common shareholders - Basic	$43.8	$89.7	$167.0	$218.2

Average common shares outstanding - Basic	214.5	213.8	214.2	213.5

Earnings per share from continuing operations available to common shareholders - Basic	$0.42	$0.40	$0.93	$0.95

Earnings per share from discontinued operations attributable to TECO Energy available to common shareholders - Basic	($0.22)	$0.02	($0.15)	$0.07

Earnings per share attributable to TECO Energy available to common shareholders - Basic	$0.20	$0.42	$0.78	$1.02

Diluted earnings per share
Net income from continuing operations	$90.2	$86.1	$200.4	$203.5
Amount allocated to nonvested participating shareholders	(0.3)	(0.5)	(0.7)	(1.1)

Income before discontinued operations available to common shareholders - Diluted	$89.9	$85.6	$199.7	$202.4

Income (loss) from discontinued operations attributable to TECO Energy, net	($46.2)	$4.1	($32.8)	$15.9
Amount allocated to nonvested participating shareholders	0.1	0.0	0.1	(0.1)

Income (loss) from discontinued operations attributable to TECO Energy available to common shareholders - Diluted	($46.1)	$4.1	($32.7)	$15.8

Net income attributable to TECO Energy	$44.0	$90.2	$167.6	$219.4
Amount allocated to nonvested participating shareholders	(0.2)	(0.5)	(0.6)	(1.2)

Net income attributable to TECO Energy available to common shareholders - Diluted	$43.8	$89.7	$167.0	$218.2

Unadjusted average common shares outstanding - Diluted	214.5	213.8	214.2	213.5
Assumed conversion of stock options, unvested restricted stock and contingent performance shares, net	0.9	1.5	1.1	1.6

Average common shares outstanding - Diluted	215.4	215.3	215.3	215.1

Earnings per share from continuing operations available to common shareholders - Diluted	$0.42	$0.40	$0.93	$0.95

Earnings per share from discontinued operations attributable to TECO Energy available to common shareholders - Diluted	($0.22)	$0.02	($0.15)	$0.07

Earnings per share attributable to TECO Energy available to common shareholders - Diluted	$0.20	$0.42	$0.78	$1.02

Anti-dilutive shares	0.0	1.4	0.6	1.8

(1)	All prior periods presented reflect the classification of TECO Guatemala as discontinued operations (see Note 15).

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

Superfund and Former Manufactured Gas Plant Sites

TEC, through its Tampa Electric and Peoples Gas divisions, is a PRP for certain superfund sites and, through its Peoples Gas division, for certain former manufactured gas plant sites. While the joint and several liability associated with these sites presents the potential for significant response costs, as of Sept. 30, 2012, TEC has estimated its ultimate financial liability to be $28.4 million, primarily at PGS. This amount has been accrued and is primarily reflected in the long-term liability section under “Other” on the Consolidated Condensed Balance Sheets. The environmental remediation costs associated with these sites, which are expected to be paid over many years, are not expected to have a significant impact on customer prices.

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

Potentially Responsible Party Notification

In October 2010, the EPA notified TEC that it is a PRP under the CERCLA for the proposed conduct of a contaminated soil removal action, if necessary, at a property owned by TEC in Tampa, Florida. The property owned by TEC is undeveloped except for the location of transmission lines and poles, and is adjacent to an industrial site, not owned by TEC, which the EPA has studied since 1992 or earlier. The EPA has asserted this potential liability due to TEC’s ownership of the property described above but, to the knowledge of TEC, this assertion is not based upon any release of hazardous substances by TEC. TEC has been in contact with the EPA to resolve this matter, and on July 10, 2012, TEC received an Enforcement Action Memorandum from the EPA, outlining the remediation actions the EPA is requiring at the site. The estimated costs to remediate the site are not expected to be material to the financial results or financial position of TEC or TECO Energy. TEC expects the remediation to be substantially completed in the fourth quarter of 2012.

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

Guarantees and Letters of Credit

A summary of the face amount or maximum theoretical obligation under TECO Energy’s and TEC’s letters of credit and guarantees as of Sept. 30, 2012 is as follows:

Guarantees - TECO Energy
(millions) Guarantees for the Benefit of:	2012	2013-2016	After (1) 2016	Total	Liabilities Recognized at Sept. 30, 2012
TECO Coal
Fuel purchase related (2)	$0.0	$0.0	$5.4	$5.4	$1.6

Other subsidiaries
Fuel purchase/energy management (2)	0.0	10.0	95.3	105.3	0.8
Guaranty under sale agreement (3)	0.0	4.8	0.0	4.8	4.8

Total	$0.0	$14.8	$100.7	$115.5	$7.2

Letters of Credit - Tampa Electric Company
(millions) Letters of Credit for the Benefit of:	2012	2013-2016	After (1) 2016	Total	Liabilities Recognized at Sept. 30, 2012
Tampa Electric (2)	$0.0	$0.0	$0.7	$0.7	$0.2

(1)	These letters of credit and guarantees renew annually and are shown on the basis that they will continue to renew beyond 2016.
(2)	The amounts shown are the maximum theoretical amounts guaranteed under current agreements. Liabilities recognized represent the associated obligation of TECO Energy under these agreements at Sept. 30, 2012. The obligations under these letters of credit and guarantees include net accounts payable and net derivative liabilities.
(3)	The liability recognized relates to an indemnification provision for an uncertain tax position at TCAE that was provided for in the purchase agreement. See Note 15 for additional information.

Financial Covenants

In order to utilize their respective bank facilities, TECO Energy and its subsidiaries must meet certain financial tests as defined in the applicable agreements. In addition, TECO Energy, TECO Finance, TEC and the other operating companies have certain restrictive covenants in specific agreements and debt instruments. At Sept. 30, 2012, TECO Energy, TECO Finance, TEC and the other operating companies were in compliance with all applicable financial covenants.

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

Segment Information (1)
(millions) Three months ended Sept. 30,	Tampa Electric	Peoples Gas	TECO Coal	TECO Guatemala	Other & Eliminations	TECO Energy
2012
Revenues - external	$574.9	$95.2	$186.0	$0.0	$2.5	$858.6
Sales to affiliates	0.3	0.0	0.0	0.0	(0.3)	0.0

Total revenues	575.2	95.2	186.0	0.0	2.2	858.6
Depreciation and amortization	60.2	12.7	10.2	0.0	0.3	83.4
Total interest charges (1)	26.7	3.7	1.9	0.0	12.3	44.6
Internally allocated interest (1)	0.0	0.0	1.7	0.0	(1.7)	0.0
Provision for income taxes	45.7	4.4	6.0	0.0	(4.4)	51.7
Net income from continuing operations	73.5	7.0	17.4	0.0	(7.7)	90.2
Discontinued operations attributable to TECO, net of tax (2)	0.0	0.0	0.0	(42.6)	(3.6)	(46.2)
Net income attributable to TECO Energy	$73.5	$7.0	$17.4	($42.6)	($11.3)	$44.0

2011
Revenues - external	$591.6	$93.9	$190.5	$0.0	$1.8	$877.8
Sales to affiliates	0.3	0.3	0.0	0.0	(0.6)	0.0

Total revenues	591.9	94.2	190.5	0.0	1.2	877.8
Depreciation and amortization	56.2	12.2	11.8	0.0	0.3	80.5
Total interest charges (1)	30.3	4.4	1.7	0.0	12.4	48.8
Internally allocated interest (1)	0.0	0.0	1.7	0.0	(1.7)	0.0
Provision for income taxes	47.4	3.0	4.1	0.0	(5.6)	48.9
Net income from continuing operations	75.0	4.8	14.1	0.0	(7.8)	86.1
Discontinued operations attributable to TECO, net of tax (2)	0.0	0.0	0.0	4.4	(0.3)	4.1
Net income attributable to TECO Energy	$75.0	$4.8	$14.1	$4.4	($8.1)	$90.2

(millions) Nine months ended Sept. 30,
2012
Revenues - external	$1,527.8	$298.9	$474.1	$0.0	$7.4	$2,308.2
Sales to affiliates	0.8	1.3	0.0	0.0	(2.1)	0.0

Total revenues	1,528.6	300.2	474.1	0.0	5.3	2,308.2
Depreciation and amortization	177.2	37.7	31.0	0.0	1.0	246.9
Total interest charges (1)	86.2	12.6	5.5	0.0	36.5	140.8
Internally allocated interest (1)	0.0	0.0	5.2	0.0	(5.2)	0.0
Provision for income taxes	96.5	17.0	13.2	0.0	(13.5)	113.2
Net income from continuing operations	156.9	27.0	39.4	0.0	(22.9)	200.4
Discontinued operations attributable to TECO, net of tax (2)	0.0	0.0	0.0	(28.6)	(4.2)	(32.8)
Net income attributable to TECO Energy	$156.9	$27.0	$39.4	($28.6)	($27.1)	$167.6

2011
Revenues - external	$1,570.6	$358.5	$555.5	$0.0	$5.2	$2,489.8
Sales to affiliates	1.0	3.0	0.0	0.0	(4.0)	0.0

Total revenues	1,571.6	361.5	555.5	0.0	1.2	2,489.8
Depreciation and amortization	166.4	36.0	34.4	0.0	1.0	237.8
Total interest charges (1)	91.6	13.3	5.1	0.0	38.8	148.8
Internally allocated interest (1)	0.0	0.0	5.0	0.0	(5.0)	0.0
Provision for income taxes	104.3	16.0	10.7	0.0	(15.9)	115.1
Net income from continuing operations	165.0	25.4	38.1	0.0	(25.0)	203.5
Discontinued operations attributable to TECO, net of tax (2)	0.0	0.0	0.0	16.4	(0.5)	15.9
Net income attributable to TECO Energy	$165.0	$25.4	$38.1	$16.4	($25.5)	$219.4

(millions)	Tampa Electric	Peoples Gas	TECO Coal	TECO Guatemala	Other & Eliminations	TECO Energy
At Sept. 30, 2012
Assets held for sale, current	$0.0	$0.0	$0.0	$59.0	$0.0	$59.0
Assets held for sale, non-current	0.0	0.0	0.0	164.3	0.0	164.3
Total assets	$6,196.7	$978.0	$363.8	$243.2	($200.5)	$7,581.2

At Dec. 31, 2011
Goodwill	$0.0	$0.0	$0.0	$55.4	$0.0	$55.4
Total assets	$5,940.9	$932.0	$385.2	$304.1	($240.0)	$7,322.2

(1)	Segment net income is reported on a basis that includes internally allocated financing costs. Total interest charges include internally allocated interest costs that for January 2012 through September 2012 were at a pretax rate of 6.00% and for 2011 were at a pretax rate of 6.25% based on an average of each subsidiary’s equity and indebtedness to TECO Energy assuming a 50/50 debt/equity capital structure.
(2)	All periods have been adjusted to reflect the reclassification of results from operations to discontinued operations for TECO Guatemala and certain charges at Parent that directly relate to TECO Guatemala. See Note 15.

12. Accounting for Derivative Instruments and Hedging Activities

From time to time, TECO Energy and its affiliates enter into futures, forwards, swaps and option contracts for the following purposes:

•	to limit the exposure to price fluctuations for physical purchases and sales of natural gas in the course of normal operations at Tampa Electric and PGS,

•	to limit the exposure to interest rate fluctuations on debt securities at TECO Energy and its affiliates, and

•	to limit the exposure to price fluctuations for physical purchases of fuel at TECO Coal.

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

A company’s physical contracts qualify for the NPNS exception to derivative accounting rules, provided they meet certain criteria. Generally, NPNS applies if the company deems the counterparty creditworthy, if the counterparty owns or controls resources within the proximity to allow for physical delivery of the commodity, if the company intends to receive physical delivery and if the transaction is reasonable in relation to the company’s business needs. As of Sept. 30, 2012, all of the company’s physical contracts qualify for the NPNS exception.

The company has reviewed the new Commodity Exchange Act (CEA) clearing requirement enacted under Title VII of the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act). The regulation will require commodity swaps to be submitted to a derivatives clearing organization registered with the Commodity Futures Trading Commission (CFTC) for clearing. The CFTC has further provided that the clearing requirement shall not apply to a swap if one of the counterparties to the swap: (i) is not a financial entity; (ii) is using swaps to hedge or mitigate commercial risk; (iii) notifies the CFTC how it generally meets its financial obligations associated with entering into non-cleared swap; and (iv) information related to whether the electing counterparty is an issuer of securities with board approval to not clear the swaps’(referred to as the end-user exception). The Audit Committee, appointed as the appropriate committee of the Board of Directors, has elected the use of the end-user exception that will allow the company to enter into swaps used to hedge its commercial risk without submitting them for clearing as permitted by the Dodd-Frank Act.

The following table presents the derivatives that are designated as cash flow hedges at Sept. 30, 2012 and Dec. 31, 2011:

Total Derivatives (1)
(millions)	Sept. 30, 2012	Dec. 31, 2011
Current assets	$2.0	$0.9
Long-term assets	1.1	0.0

Total assets	$3.1	$0.9

Current liabilities	$14.3	$58.4
Long-term liabilities	1.0	8.6

Total liabilities	$15.3	$67.0

(1)	Amounts presented above are on a gross basis, with asset and liability positions netted by counterparty in accordance with accounting standards for derivatives and hedging.

The following table presents the derivative hedges of diesel fuel contracts at Sept. 30, 2012 and Dec. 31, 2011 to limit the exposure to changes in the market price for diesel fuel used in the production of coal:

Diesel Fuel Derivatives
(millions)	Sept. 30, 2012	Dec. 31, 2011
Current assets	$0.5	$0.9
Long-term assets	0.0	0.0

Total assets	$0.5	$0.9

Current liabilities	$0.2	$0.0
Long-term liabilities	0.5	1.2

Total liabilities	$0.7	$1.2

The following table presents the derivative hedges of natural gas contracts at Sept. 30, 2012 and Dec. 31, 2011 to limit the exposure to changes in market price for natural gas used to produce energy and natural gas purchased for resale to customers:

Natural Gas Derivatives
(millions)	Sept. 30, 2012	Dec. 31, 2011
Current assets	$1.5	$0.0
Long-term assets	1.1	0.0

Total assets	$2.6	$0.0

Current liabilities	$14.1	$58.4
Long-term liabilities	0.5	7.4

Total liabilities	$14.6	$65.8

The ending balance in AOCI related to the cash flow hedges and previously settled interest rate swaps at Sept. 30, 2012 is a net loss of $9.2 million after tax and accumulated amortization. This compares to a net loss of $5.0 million in AOCI after tax and accumulated amortization at Dec. 31, 2011. The balance at Sept. 30, 2012 is primarily comprised of interest rate swaps settled coincident with debt issued in June of 2008 and 2012 (see Note 7). These amounts will be amortized into earnings over the life of the related debt.

The following table presents the fair values and locations of derivative instruments recorded on the balance sheet at Sept. 30, 2012:

Derivatives Designated As Hedging Instruments
	Asset Derivatives		Liability Derivatives
(millions) at Sept. 30, 2012	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity Contracts:

Diesel fuel derivatives:
Current	Derivative assets	$0.5	Derivative liabilities	$0.2
Long-term	Derivative assets	0.0	Derivative liabilities	0.5

Natural gas derivatives:
Current	Derivative assets	1.5	Derivative liabilities	14.1
Long-term	Derivative assets	1.1	Derivative liabilities	0.5

Total derivatives designated as hedging instruments		$3.1		$15.3

The following table presents the cumulative amount of pretax net gains or losses on all derivative instruments deferred in regulatory assets and liabilities as of Sept. 30, 2012:

Energy Related Derivatives
	Asset Derivatives		Liability Derivatives
(millions) at Sept. 30, 2012	Balance Sheet Location (1)	Fair Value	Balance Sheet Location (1)	Fair Value
Commodity Contracts:

Natural gas derivatives:
Current	Regulatory liabilities	$1.5	Regulatory assets	$14.1
Long-term	Regulatory liabilities	1.1	Regulatory assets	0.5

Total		$2.6		$14.6

(1)	Natural gas derivatives are deferred in accordance with accounting standards for regulated operations and all increases and decreases in the cost of natural gas supply are passed on to customers with the fuel recovery clause mechanism. As gains and losses are realized in future periods, they will be recorded as fuel costs in the Consolidated Condensed Statements of Income.

Based on the fair value of the instruments at Sept. 30, 2012, net pretax losses of $12.6 million are expected to be reclassified from regulatory assets or liabilities to the Consolidated Condensed Statements of Income within the next 12 months.

The following tables present the effect of hedging instruments on OCI and income for the three and nine months ended Sept. 30:

Three months ended Sept. 30, (millions)	Amount of Gain/(Loss) on Derivatives Recognized in OCI	Location of Gain/(Loss) Reclassified From AOCI Into Income	Amount of Gain/(Loss) Reclassified From AOCI Into Income
Derivatives in Cash Flow Hedging Relationships	Effective Portion (1)		Effective Portion (1)
2012
Interest rate contracts	$0.0	Interest expense	($0.2)
Diesel fuel derivatives	1.6	Mining related costs	0.1

Total	$1.6		($0.1)

2011
Interest rate contracts	$0.0	Interest expense	($0.2)
Diesel fuel derivatives	(1.3)	Mining related costs	0.7

Total	($1.3)		$0.5

(1)	Changes in OCI and AOCI are reported in after-tax dollars.

Nine months ended Sept. 30, (millions)	Amount of Gain/(Loss) on Derivatives Recognized in OCI	Location of Gain/(Loss) Reclassified From AOCI Into Income	Amount of Gain/(Loss) Reclassified From AOCI Into Income
Derivatives in Cash Flow Hedging Relationships	Effective Portion (1)		Effective Portion (1)
2012
Interest rate contracts	($4.9)	Interest expense	($0.6)
Diesel fuel derivatives	0.4	Mining related costs	0.3

Total	($4.5)		($0.3)

2011
Interest rate contracts	$0.0	Interest expense	($0.5)
Diesel fuel derivatives	0.6	Mining related costs	2.0

Total	$0.6		$1.5

(1)	Changes in OCI and AOCI are reported in after-tax dollars.

For derivative instruments that meet cash flow hedge criteria, the effective portion of the gain or loss on the derivative is reported as a component of OCI and reclassified into earnings in the same period or period during which the hedged transaction affects earnings. Gains and losses on the derivatives representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. For the nine months ended Sept. 30, 2012 and 2011, all hedges were effective.

The following table presents the derivative activity for instruments classified as qualifying cash flow hedges and their effect on OCI and AOCI for the nine months ended Sept. 30:

(millions)	Fair Value Asset/(Liability)	Amount of Gain/(Loss) Recognized in OCI (1)	Amount of Gain/(Loss) Reclassified From AOCI Into Income
2012
Interest rate swaps	$0.0	($4.9)	($0.6)
Diesel fuel derivatives	(0.2)	0.4	0.3

Total	($0.2)	($4.5)	($0.3)

2011
Interest rate swaps	$0.0	$0.0	($0.5)
Diesel fuel derivatives	0.0	0.6	2.0

Total	$0.0	$0.6	$1.5

(1)	Changes in OCI and AOCI are reported in after-tax dollars.

The maximum length of time over which the company is hedging its exposure to the variability in future cash flows extends to Dec. 31, 2014 for both financial natural gas and financial diesel fuel contracts. The following table presents by commodity type the company’s derivative volumes that, as of Sept. 30, 2012, are expected to settle during the 2012, 2013 and 2014 fiscal years:

(millions)	Diesel Fuel Contracts (Gallons)		Natural Gas Contracts (MMBTUs)
Year	Physical	Financial	Physical	Financial
2012	0.0	2.5	0.0	9.7
2013	0.0	2.7	0.0	22.7
2014	0.0	1.5	0.0	4.0

Total	0.0	6.7	0.0	36.4

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

It is possible that volatility in commodity prices could cause the company to have material credit risk exposures with one or more counterparties. If such counterparties fail to perform their obligations under one or more agreements, the company could suffer a material financial loss. However, as of Sept. 30, 2012, substantially all of the counterparties with transaction amounts outstanding in the company’s energy portfolio are rated investment grade by the major rating agencies. The company assesses credit risk internally for counterparties that are not rated.

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

The company has implemented procedures to monitor the creditworthiness of its counterparties and to consider nonperformance in valuing counterparty positions. The company monitors counterparties’ credit standings, including those that are experiencing financial problems, have significant swings in credit default swap rates, have credit rating changes by external rating agencies or have changes in ownership. Net liability positions are generally not adjusted as the company uses derivative transactions as hedges and has the ability and intent to perform under each of these contracts. In the instance of net asset positions, the company considers general market conditions and the observable financial health and outlook of specific counterparties, forward-looking data such as credit default swaps, when available, and historical default probabilities from credit rating agencies in evaluating the potential impact of nonperformance risk to derivative positions. As of Sept. 30, 2012, all positions with counterparties are net liabilities.

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

The table below presents the fair value of the overall contractual contingent liability positions for the company’s derivative activity at Sept. 30, 2012:

Contingent Features
(millions) At Sept. 30, 2012	Fair Value Asset/ (Liability)	Derivative Exposure Asset/ (Liability)	Posted Collateral
Credit Rating	($14.6)	($14.6)	$0.0

13. Fair Value Measurements

Items Measured at Fair Value on a Recurring Basis

The following tables set forth by level within the fair value hierarchy the company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of Sept. 30, 2012 and Dec. 31, 2011. As required by accounting standards for fair value measurements, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. For natural gas and diesel fuel swaps, the market approach was used in determining fair value. There were no reclassifications between levels for the quarter.

Recurring Fair Value Measures
	At fair value as of Sept. 30, 2012
(millions)	Level 1	Level 2	Level 3	Total
Assets
Natural gas swaps	$0.0	$2.6	$0.0	$2.6
Diesel fuel swaps	0.0	0.5	0.0	0.5

Total	$0.0	$3.1	$0.0	$3.1

Liabilities
Natural gas swaps	$0.0	$14.6	$0.0	$14.6
Diesel fuel swaps	0.0	0.7	0.0	0.7

Total	$0.0	$15.3	$0.0	$15.3

	At fair value as of Dec. 31, 2011
(millions)	Level 1	Level 2	Level 3	Total
Assets
Natural gas swaps	$0.0	$0.0	$0.0	$0.0
Diesel fuel swaps	0.0	0.9	0.0	0.9

Total	$0.0	$0.9	$0.0	$0.9

Liabilities
Natural gas swaps	$0.0	$65.8	$0.0	$65.8
Diesel fuel swaps	0.0	1.2	0.0	1.2

Total	$0.0	$67.0	$0.0	$67.0

Natural gas and diesel fuel swaps are over-the-counter swap instruments. The primary pricing inputs in determining the fair value of these swaps are the NYMEX quoted closing prices of exchange-traded instruments. These prices are applied to the notional amounts of active positions to determine the reported fair value (see Note 12).

The company considered the impact of nonperformance risk in determining the fair value of derivatives. The company considered the net position with each counterparty, past performance of both parties, the intent of the parties, indications of credit deterioration and whether the markets in which the company transacts have experienced dislocation. At Sept. 30, 2012, the fair value of derivatives was not materially affected by nonperformance risk. The company’s net positions with substantially all counterparties were liability positions.

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

TEC has entered into multiple PPAs with wholesale energy providers in Florida to ensure the ability to meet customer energy demand and to provide lower cost options in the meeting of this demand. These agreements range in size from 117 MW to 370 MW of available capacity, are with similar entities and contain similar provisions. Because some of these provisions provide for the transfer or sharing of a number of risks inherent in the generation of energy, these agreements meet the definition of being VIEs. These risks include: operating and maintenance, regulatory, credit, commodity/fuel and energy market risk. TEC has reviewed these risks and has determined that the owners of these entities have retained the majority of these risks over the expected life of the underlying generating assets, have the power to direct the most significant activities, the obligation or right to absorb losses or benefits and hence remain the primary beneficiaries. As a result, TEC is not required to consolidate any of these entities. TEC purchased $19.0 million and $62.3 million pursuant to PPAs for the three and nine months ended Sept. 30, 2012, respectively, and $22.9 million and $64.9 million for the three and nine months ended Sept. 30, 2011, respectively.

In one instance, TEC’s agreement with an entity for 370 MW of capacity was entered into prior to Dec. 31, 2003, the effective date of these standards. Under these standards, TEC is required to make an exhaustive effort to obtain sufficient information to determine if this entity is a VIE and which holder of the variable interests is the primary beneficiary. The owners of this entity are not willing to provide the information necessary to make these determinations, have no obligation to do so and the information is not available publicly. As a result, TEC is unable to determine if this entity is a VIE and, if so, which variable interest holder, if any, is the primary beneficiary. TEC has no obligation to this entity beyond the purchase of capacity; therefore, the maximum exposure for TEC is the obligation to pay for such capacity under terms of the PPA at rates that could be unfavorable to the wholesale market. TEC purchased $13.1 million and $38.3 million for the three and nine months ended Sept. 30, 2012, respectively, and $12.0 million and $24.9 million for the three and nine months ended Sept. 30, 2011, respectively, under this PPA.

The company does not provide any material financial or other support to any of the VIEs it is involved with, nor is the company under any obligation to absorb losses associated with these VIEs. In the normal course of business, the company’s involvement with these VIEs does not affect its Consolidated Condensed Balance Sheets, Statements of Income or Cash Flows.

15. Discontinued Operations and Assets Held for Sale

On Aug. 7, 2012, TECO Energy received an offer from Renewable Energy Investments Guatemala Limited (REIN), a wholly-owned subsidiary of Sur Eléctrica Holding Limited (SUR) to purchase the independent power projects in Guatemala and certain affiliated Guatemala companies. SUR and REIN are international business companies organized under the laws of the Commonwealth of the Bahamas. On Sept. 27, 2012, an indirect wholly-owned subsidiary of TECO Energy, Inc., TECO Guatemala Holdings II, LLC (TGH), entered into an equity purchase agreement with SUR, and two equity purchase agreements with REIN (the three equity purchase agreements are collectively referred to herein as the “PAs”). Pursuant to the PA with SUR, TGH agreed to sell all of its ownership interests in TPS Guatemala One, Ltd. (TPS GO) for $12.5 million, and pursuant to the PAs with REIN, it agreed to sell all of its ownership interests in (i) TPS San José International, Inc. (TPS SJI) for $213.5 million and (ii) TECO Guatemala Services, Ltd. (TGS) for $1.5 million (TPS GO, TPS SJI and TGS are collectively referred to herein as the Disposal Group). The companies in the Disposal Group are the ultimate parent companies of TCAE, CGESJ, TEMSA, and TPS Operaciones de Guatemala, Limitada (TPSO), the owner of certain local real estate assets and the employer of the local employees. The total purchase price for the Disposal Group under the PAs is $227.5 million.

The sale of TPS GO, which owns 96.06% of TCAE, closed on Sept. 27, 2012. An affiliate of the party that controls the remaining interest in TCAE (the “noncontrolling interest holder”) holds certain contractual rights with respect to TEMSA and CGESJ, including a right of first offer. The noncontrolling interest holder was also granted the opportunity to purchase TGS since the operations of TPSO are integral to the operations of TEMSA and CGESJ. The noncontrolling interest holder exercised the right of first offer for TPS SJI and elected to purchase TGS by executing PAs similar to the PAs with REIN on Oct. 17, 2012 and Oct. 26, 2012, respectively. If the noncontrolling interest holder fails to close on the sales for TPS SJI and TGS within ninety days of exercise and election, REIN will be obligated to close on the PAs of TPS SJI and TGS absent an intervening event causing a material adverse effect, which includes an adverse change in the credit markets, in which case it has the right to terminate the transaction.

As a result of the PAs, the TECO Guatemala segment is accounted for as an asset held for sale and discontinued operation at Sept. 30, 2012. The after-tax loss from discontinued operations reflects an after-tax loss on assets sold and held for sale, including transaction costs, of $31.2 million and an after-tax charge of $22.6 million associated with foreign tax credits. The sale of TPS GO and the pending sale of TPS SJI and TGS eliminate future foreign source income that would be required to utilize these credits. Also included in the loss calculation is $25.1 million of outstanding non-recourse debt held by CGESJ that must be paid by the company concurrent with the closing of the TPS SJI PA.

Pretax amounts recorded and included in pretax loss from discontinued operations include revenues of $31.5 million and $100.4 million for the three and nine months ended Sept. 30, 2012 and $33.6 million and $103.3 million for the three and nine months ended Sept. 30, 2011.

The PAs contain customary representations, warranties and covenants. The PAs also contain indemnification provisions subject to specified limitations as to time and amount, including an indemnification provision related to an uncertain tax position related to TCAE. In addition, each of the two pending PAs contain various closing conditions, including the conditions described above, and are subject to termination by either party if specified closing conditions are not met within the time periods allowed under the PAs.

As part of the PAs, TEC will perform and be paid for certain transitional services related to the sales, including certain engineering and information technology support. These cash flows will continue only while REIN, SUR and the noncontrolling interest holder (as applicable) are integrating the entities into their operations and information systems. Once the transitions to ultimate purchasers are complete, the cash flows from the continuation of activities will cease. Additionally, cash flows will not be material to the previously forecasted cash flows at TGI.

The following table provides a summary of the carrying amounts of the significant assets and liabilities reported in the combined current and non-current “Assets held for sale” and “Liabilities associated with assets held for sale” line items:

Assets held for sale
(millions)	Sept. 30, 2012
Current assets (including cash of $26.9 million)	$59.0
Property, plant and equipment, net	119.0
Goodwill	39.9
Long-term assets	5.4

Total assets held for sale	$223.3

Liabilities associated with assets held for sale
(millions)	Sept. 30, 2012
Current liabilities	$2.6
Long-term debt due within one year, non-recourse	25.1
Long-term liabilities	6.3

Total liabilities associated with assets held for sale	$34.0

16. Goodwill and Asset Impairments

In connection with the sale of TPS GO and anticipated sales of TPS SJI and TGS, the company recorded impairment charges related to goodwill and long-lived assets. Pretax amounts recorded and included in pretax loss from discontinued operations through Sept. 30, 2012 include the following charges related to assets sold and assets held for sale:

		Fair Value Measurements Using:
(millions)	Balance as of Sept. 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Pretax Gains (Losses)
Goodwill
TPS GO	$0.0	$0.0	$0.0	$0.0	$(3.1)
TPS SJI	39.9	0.0	39.9	0.0	(12.4)

Long-lived assets held for sale
TGS	$0.7	$0.0	$0.7	$0.0	$(1.9)

Goodwill for each reporting unit was written down to its implied fair value calculated using the offers from SUR and REIN. Although these are binding quoted prices, the fair value measurement is considered a Level 2 measurement since the market is not active as defined by accounting standards (i.e. transactions for these assets are too infrequent to provide pricing information on an ongoing basis). Prior to receiving the offers from REIN and SUR, the fair values of TPS GO’s and TPS SJI’s goodwill amounts were calculated using the discounted cash flows appropriate for the business model of each reporting unit. Discounted cash flows were formerly the best estimates of fair value of the reporting units, since neither a sale nor a similar transaction was readily observed in the marketplace for many years due to an inactive market.

Long-lived assets held for sale for each reporting unit were written down to fair value less estimated costs to sell. The fair values were calculated using the offers from REIN. Although these are binding quoted prices, the fair value measurement is considered a Level 2 measurement since the market is not active as defined by accounting standards (i.e. transactions for these assets are too infrequent to provide pricing information on an ongoing basis).

17. Subsequent Events

Sale of TPS San José International, Inc.

As previously reported in Note 15, TGH entered into a PA to sell all of its ownership interests in TPS SJI, Inc. for $213.5 million. Also reported in Note 15, a condition precedent to the closing of the PA was that the third party that held a right of first offer with respect to CGESJ and TEMSA, not exercise such right. On Oct. 17, 2012, this third party exercised its right of first offer, and, as a result, TGH entered into a PA with this third party, pursuant to which it agreed to sell all of its ownership interests on the same terms as contained in the original PA. On Oct. 26, 2012, TGH entered into a PA with the third party to sell all of its ownership interests in TGS. If the sales under the third party PAs do not close within ninety days from Oct. 17, 2012, the original party will be obligated to close on their PAs, absent an intervening event causing a material adverse effect, which includes an adverse change in the credit markets, in which case it has the right to terminate the transaction.

Optional Redemption of $147.1 million Hillsborough County Industrial Development Authority Pollution Control Revenue Refunding Bonds, Series 2002

On Oct. 1, 2012, TEC redeemed $147.1 million of Hillsborough County Industrial Development Authority Pollution Control Revenue Refunding Bonds, Series 2002 due Oct. 1, 2013 and Oct. 1, 2023 (the “Bonds”) at a redemption price equal to 100% of the principal amount of the Bonds redeemed, plus accrued and unpaid interest to Oct. 1, 2012. Before the optional redemption, $60.7 million of the Bonds due Oct. 1. 2013 bore interest at 5.1% and $86.4 million of the Bonds due Oct. 1, 2023 bore interest at 5.5%.

TAMPA ELECTRIC COMPANY

In the opinion of management, the unaudited consolidated condensed financial statements include all adjustments that are of a recurring nature and necessary to state fairly the financial position of TEC as of Sept. 30, 2012 and Dec. 31, 2011, and the results of operations and cash flows for the periods ended Sept. 30, 2012 and 2011. The results of operations for the three month and nine month periods ended Sept. 30, 2012 are not necessarily indicative of the results that can be expected for the entire fiscal year ending Dec. 31, 2012. References should be made to the explanatory notes affecting the consolidated financial statements contained in TEC’s Annual Report on Form 10-K for the year ended Dec. 31, 2011 and to the notes on pages 36 through 47 of this report.

INDEX TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Page No.

Consolidated Condensed Balance Sheets, Sept. 30, 2012 and Dec. 31, 2011	31-32

Consolidated Condensed Statements of Income and Comprehensive Income for the three month and nine month periods ended Sept. 30, 2012 and 2011	33-34

Consolidated Condensed Statements of Cash Flows for the nine month periods ended Sept. 30, 2012 and 2011	35

Notes to Consolidated Condensed Financial Statements	36-47

All other financial statement schedules have been omitted since they are not required, are inapplicable or the required information is presented in the financial statements or notes thereto.

TAMPA ELECTRIC COMPANY

Consolidated Condensed Balance Sheets

Unaudited

Assets (millions)	Sept. 30, 2012	Dec. 31, 2011

Property, plant and equipment
Utility plant in service
Electric	$6,645.7	$6,516.0
Gas	1,159.7	1,113.5
Construction work in progress	296.9	239.2

Utility plant in service, at original costs	8,102.3	7,868.7
Accumulated depreciation	(2,352.8)	(2,230.3)

	5,749.5	5,638.4
Other property, net	7.3	6.5

Total property, plant and equipment, net	5,756.8	5,644.9

Current assets
Cash and cash equivalents	226.6	13.9
Receivables, less allowance for uncollectibles of $1.6 and $1.3 at Sept. 30, 2012 and Dec. 31, 2011, respectively	279.4	216.8
Inventories, at average cost
Fuel	88.0	97.9
Materials and supplies	71.8	67.7
Regulatory assets	58.8	87.3
Derivative assets	1.5	0.0
Taxes receivable	0.0	14.6
Deferred income taxes	28.6	30.4
Prepayments and other current assets	14.8	10.5

Total current assets	769.5	539.1

Deferred debits
Unamortized debt expense	16.6	14.1
Regulatory assets	344.7	364.5
Derivative assets	1.1	0.0
Other	3.6	8.8

Total deferred debits	366.0	387.4

Total assets	$6,892.3	$6,571.4

The accompanying notes are an integral part of the consolidated condensed financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Condensed Balance Sheets – continued

Unaudited

Liabilities and Capital (millions)	Sept. 30, 2012	Dec. 31, 2011

Capital
Common stock	$1,905.4	$1,852.4
Accumulated other comprehensive loss	(8.9)	(4.6)
Retained earnings	340.1	305.7

Total capital	2,236.6	2,153.5
Long-term debt, less amount due within one year	1,932.2	1,616.3

Total capital	4,168.8	3,769.8

Current liabilities
Long-term debt due within one year	147.1	374.9
Accounts payable	194.6	191.3
Customer deposits	162.1	159.5
Regulatory liabilities	102.2	86.2
Derivative liabilities	14.1	58.4
Interest accrued	45.0	25.6
Taxes accrued	75.5	11.9
Other	11.7	11.6

Total current liabilities	752.3	919.4

Deferred credits
Deferred income taxes	920.8	833.0
Investment tax credits	9.8	10.0
Derivative liabilities	0.5	7.4
Regulatory liabilities	642.5	619.4
Other	397.6	412.4

Total deferred credits	1,971.2	1,882.2

Commitments and Contingencies (see Note 8)

Total liabilities and capital	$6,892.3	$6,571.4

The accompanying notes are an integral part of the consolidated condensed financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Condensed Statements of Income and Comprehensive Income

Unaudited

	Three months ended Sept. 30,
(millions)	2012	2011
Revenues
Electric (includes franchise fees and gross receipts taxes of $26.7 in 2012 and $24.7 in 2011)	$575.1	$591.8
Gas (includes franchise fees and gross receipts taxes of $4.3 in 2012 and $4.1 in 2011)	95.2	93.8

Total revenues	670.3	685.6

Expenses
Regulated operations & maintenance
Fuel	209.1	226.3
Purchased power	25.8	32.1
Cost of natural gas sold	40.5	41.4
Other	115.5	107.6
Depreciation and amortization	72.9	68.4
Taxes, other than income	48.3	45.9

Total expenses	512.1	521.7

Income from operations	158.2	163.9

Other income
Allowance for other funds used during construction	0.7	0.2
Other income, net	2.1	0.8

Total other income	2.8	1.0

Interest charges
Interest on long-term debt	30.0	31.9
Other interest	0.8	2.9
Allowance for borrowed funds used during construction	(0.4)	(0.1)

Total interest charges	30.4	34.7

Income before provision for income taxes	130.6	130.2
Provision for income taxes	50.1	50.4

Net income	80.5	79.8

Other comprehensive income, net of tax
Net unrealized gain on cash flow hedges	0.2	0.2

Total other comprehensive income, net of tax	0.2	0.2

Comprehensive income	$80.7	$80.0

The accompanying notes are an integral part of the consolidated condensed financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Condensed Statements of Income and Comprehensive Income

Unaudited

	Nine months ended Sept. 30,
(millions)	2012	2011
Revenues
Electric (includes franchise fees and gross receipts taxes of $70.0 in 2012 and $65.3 in 2011)	$1,528.3	$1,571.2
Gas (includes franchise fees and gross receipts taxes of $15.4 in 2012 and $19.0 in 2011)	298.9	358.5

Total revenues	1,827.2	1,929.7

Expenses
Regulated operations & maintenance
Fuel	534.5	565.4
Purchased power	85.2	103.2
Cost of natural gas sold	118.6	177.6
Other	341.8	330.9
Depreciation and amortization	214.9	202.4
Taxes, other than income	140.6	137.4

Total expenses	1,435.6	1,516.9

Income from operations	391.6	412.8

Other income
Allowance for other funds used during construction	1.6	0.8
Other income, net	3.0	2.0

Total other income	4.6	2.8

Interest charges
Interest on long-term debt	93.0	96.7
Other interest	6.7	8.6
Allowance for borrowed funds used during construction	(0.9)	(0.4)

Total interest charges	98.8	104.9

Income before provision for income taxes	297.4	310.7
Provision for income taxes	113.5	120.3

Net income	183.9	190.4

Other comprehensive (loss) income, net of tax
Net unrealized (loss) gain on cash flow hedges	(4.3)	0.5

Total other comprehensive (loss) income, net of tax	(4.3)	0.5

Comprehensive income	$179.6	$190.9

The accompanying notes are an integral part of the consolidated condensed financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Condensed Statements of Cash Flows

Unaudited

	Nine months ended Sept. 30,
(millions)	2012	2011
Cash flows from operating activities
Net income	$183.9	$190.4
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	214.9	202.4
Deferred income taxes	92.6	79.0
Investment tax credits, net	(0.2)	(0.3)
Allowance for funds used during construction	(1.6)	(0.8)
Deferred recovery clauses	(3.7)	3.6
Receivables, less allowance for uncollectibles	(64.0)	10.9
Inventories	5.8	30.1
Prepayments	(4.3)	(2.7)
Taxes accrued	78.2	81.4
Interest accrued	19.4	21.9
Accounts payable	22.9	(33.6)
Gain on sale of assets, pretax	(0.2)	(0.2)
Other	4.5	20.1

Cash flows from operating activities	548.2	602.2

Cash flows from investing activities
Capital expenditures	(318.3)	(248.3)
Allowance for funds used during construction	1.6	0.8
Net proceeds from sale of assets	0.3	2.8

Cash flows used in investing activities	(316.4)	(244.7)

Cash flows from financing activities
Common stock	53.0	0.0
Proceeds from long-term debt issuance	538.3	0.0
Repayment of long-term debt/Purchase in lieu of redemption	(460.9)	(78.8)
Net decrease in short-term debt	0.0	(12.0)
Dividends	(149.5)	(159.3)

Cash flows used in financing activities	(19.1)	(250.1)

Net increase in cash and cash equivalents	212.7	107.4
Cash and cash equivalents at beginning of period	13.9	3.7

Cash and cash equivalents at end of period	$226.6	$111.1

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

All significant intercompany balances and intercompany transactions have been eliminated in consolidation. In the opinion of management, the unaudited consolidated condensed financial statements include all adjustments that are of a recurring nature and necessary to state fairly the financial position of TEC as of Sept. 30, 2012 and Dec. 31, 2011, and the results of operations and cash flows for the periods ended Sept. 30, 2012 and 2011. The results of operations for the three and nine months ended Sept. 30, 2012 are not necessarily indicative of the results that can be expected for the entire fiscal year ending Dec. 31, 2012.

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

Revenues

As of Sept. 30, 2012 and Dec. 31, 2011, unbilled revenues of $52.6 million and $50.2 million, respectively, are included in the “Receivables” line item on the Consolidated Condensed Balance Sheets.

Accounting for Franchise Fees and Gross Receipts

The regulated utilities are allowed to recover certain costs on a dollar-per-dollar basis incurred from customers through prices approved by the FPSC. The amounts included in customers’ bills for franchise fees and gross receipt taxes are included as revenues on the Consolidated Condensed Statements of Income. Franchise fees and gross receipt taxes payable by the regulated utilities are included as an expense on the Consolidated Condensed Statements of Income in “Taxes, other than income”. These amounts totaled $31.0 million and $85.4 million, respectively, for the three and nine months ended Sept. 30, 2012, compared to $28.8 million and $84.3 million, respectively, for the three and nine months ended Sept. 30, 2011.

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

Reclassifications

Certain reclassifications were made to prior year amounts to conform to current period presentation. Income tax expense related to regulated operations was previously included within income from operations as it is part of the determination of utility revenue requirements. Income tax expense is now presented directly above net income to conform to the TECO Energy, Inc. presentation. For prior periods, this change results in an increase in income from operations for the amount of income tax expense reclassified. None of the reclassifications affected TEC’s net income in any period.

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

3. Regulatory

Tampa Electric’s and PGS’s businesses are regulated by the FPSC. Tampa Electric is also subject to regulation by the FERC under the PUHCA 2005. However, pursuant to a waiver granted in accordance with the FERC’s regulations, TECO Energy is not subject to certain accounting, record-keeping and reporting requirements prescribed by the FERC’s regulations under the PUHCA 2005. The operations of PGS are regulated by the FPSC separately from the operations of Tampa Electric. The FPSC has jurisdiction over rates, service, issuance of securities, safety, accounting and depreciation practices and other matters. In general, the FPSC sets rates at a level that allows utilities such as Tampa Electric and PGS to collect total revenues (revenue requirements) equal to their cost of providing service, plus a reasonable return on invested capital.

Storm Damage Cost Recovery

Tampa Electric accrues $8.0 million annually to a FERC-authorized and FPSC-approved self-insured storm damage reserve. This reserve was created after Florida’s IOUs were unable to obtain transmission and distribution insurance coverage due to destructive acts of nature. Tampa Electric’s storm reserve was $48.4 million and $43.6 million as of Sept. 30, 2012 and Dec. 31, 2011, respectively.

Wholesale and Transmission Rate Cases

In July 2012, the FERC approved the uncontested settlement that Tampa Electric filed with its customers in its wholesale requirements rate case earlier this year. The approved settlement took effect in August and Tampa Electric refunded its wholesale requirements’ customers the appropriate amounts under the terms of the settlement. On Oct. 5, 2012, Tampa Electric received FERC approval for its uncontested transmission rate case settlement, which was filed with FERC earlier this year. The wholesale requirements and transmission rate case settlements’ rates will not have a material impact on Tampa Electric’s results.

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

Details of the regulatory assets and liabilities as of Sept. 30, 2012 and Dec. 31, 2011 are presented in the following table:

Regulatory Assets and Liabilities
(millions)	Sept. 30, 2012	Dec. 31, 2011
Regulatory assets:
Regulatory tax asset (1)	$62.1	$63.6

Other:
Cost-recovery clauses	32.3	73.3
Postretirement benefit asset	241.6	252.4
Deferred bond refinancing costs (2)	8.5	11.1
Environmental remediation	37.8	30.5
Competitive rate adjustment	3.5	3.5
Other	17.7	17.4

Total other regulatory assets	341.4	388.2

Total regulatory assets	403.5	451.8
Less: Current portion	58.8	87.3

Long-term regulatory assets	$344.7	$364.5

Regulatory liabilities:
Regulatory tax liability (1)	$14.9	$16.0

Other:
Cost-recovery clauses	70.6	61.4
Transmission and delivery storm reserve	48.4	43.6
Deferred gain on property sales (3)	3.7	5.0
Provision for stipulation and other	1.0	0.8
Accumulated reserve - cost of removal	606.1	578.8

Total other regulatory liabilities	729.8	689.6

Total regulatory liabilities	744.7	705.6
Less: Current portion	102.2	86.2

Long-term regulatory liabilities	$642.5	$619.4

(1)	Primarily related to plant life and derivative positions.
(2)	Amortized over the term of the related debt instruments.
(3)	Amortized over a 5-year period with various ending dates.

All regulatory assets are being recovered through the regulatory process. The following table further details the regulatory assets and the related recovery periods:

(millions)	Sept. 30, 2012	Dec 31, 2011
Clause recoverable (1)	$35.8	$76.8
Components of rate base (2)	255.4	264.9
Regulatory tax assets (3)	62.1	63.6
Capital structure and other (3)	50.2	46.5

Total	$403.5	$451.8

(1)	To be recovered through cost-recovery clauses approved by the FPSC on a dollar-for-dollar basis in the next year.
(2)	Primarily reflects allowed working capital, which is included in rate base and earns a rate of return as permitted by the FPSC.
(3)	“Regulatory tax assets” and “Capital structure and other” regulatory assets have a recoverable period longer than a fiscal year and are recognized over the period authorized by the regulatory agency. Also included are unamortized loan costs, which are amortized over the life of the related debt instruments. See footnotes 1 and 2 in the prior table for additional information.

4. Income Taxes

TEC is included in the filing of a consolidated federal income tax return with TECO Energy and its affiliates. TEC’s income tax expense is based upon a separate return computation. TEC’s effective tax rates for the nine months ended Sept. 30, 2012 and 2011 differ from the statutory rate principally due to state income taxes, the domestic activity production deduction and the AFUDC-equity.

The IRS concluded its examination of the company’s 2010 consolidated federal income tax return during 2011. The U.S. federal statute of limitations remains open for the year 2009 and forward. Years 2011 and 2012 are currently under examination by the IRS under the Compliance Assurance Program. TECO Energy does not expect the settlement of current IRS examinations to significantly change the total amount of unrecognized tax benefits in the next twelve months. Florida’s statute of limitations is three years from the filing of an income tax return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. Years still open to examination by Florida’s tax authorities include 2009 and forward.

5. Employee Postretirement Benefits

TEC is a participant in the comprehensive retirement plans of TECO Energy. Amounts allocable to all participants of the TECO Energy retirement plans are found in Note 5, Employee Postretirement Benefits, in the TECO Energy, Inc. Notes to Consolidated Condensed Financial Statements. TEC’s portion of the net pension expense for the three months ended Sept. 30, 2012 and 2011, respectively, was $4.5 million and $3.4 million for pension benefits, and $3.1 million and $3.4 million for other postretirement benefits. TEC’s portion of the net pension expense for the nine months ended Sept. 30, 2012 and 2011, respectively, was $13.7 million and $10.1 million for pension benefits, and $9.3 million and $10.1 million for other postretirement benefits.

For the fiscal 2012 plan year, TECO Energy assumed a long-term EROA of 7.50% and a discount rate of 4.797% for its pension benefits under its qualified pension plan, and a discount rate of 4.744% for its other postretirement benefits as of their Jan. 1, 2012 measurement dates. Additionally, TECO Energy made contributions of $27.8 million to its pension plan in the nine months ended Sept. 30, 2012. TEC’s portion of the contributions was $21.6 million.

Included in the benefit expenses discussed above, for the three and nine months ended Sept. 30, 2012, TEC reclassed $3.6 million and $10.9 million, respectively, of unamortized transition obligation, prior service cost and actuarial losses from regulatory assets to net income.

In July 2012, the President signed into law the MAP-21. MAP-21 provides funding relief for pension plan sponsors by stabilizing discount rates used in calculating the required minimum pension contributions and increasing PBGC premium rates to be paid by plan sponsors. TEC is currently evaluating the impact MAP-21 will have on its pension contributions and on future PBGC premiums, and expects the required minimum pension contributions to be lower than the levels previously projected.

6. Short-Term Debt

At Sept. 30, 2012 and Dec. 31, 2011, the following credit facilities and related borrowings existed:

Credit Facilities
	Sept. 30, 2012			Dec. 31, 2011
(millions)	Credit Facilities	Borrowings Outstanding (1)	Letters of Credit Outstanding	Credit Facilities	Borrowings Outstanding (1)	Letters of Credit Outstanding
Tampa Electric Company:
5-year facility (2)	$325.0	$0.0	$0.7	$325.0	$0.0	$0.7
1-year accounts receivable facility	150.0	0.0	0.0	150.0	0.0	0.0

Total	$475.0	$0.0	$0.7	$475.0	$0.0	$0.7

(1)	Borrowings outstanding are reported as notes payable.
(2)	This 5-year facility matures Oct. 25, 2016.

At Sept. 30, 2012, these credit facilities require commitment fees ranging from 12.5 to 30.0 basis points. There were no outstanding borrowings at Sept. 30, 2012 or Dec. 31, 2011.

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

7. Long-Term Debt

Issuance of Tampa Electric Company 2.60% Notes due 2022

On Sept. 28, 2012, TEC completed an offering of $250 million aggregate principal amount of 2.60% Notes due 2022 (the Notes). The Notes were sold at 99.878% of par. The offering resulted in net proceeds to TEC (after deducting underwriting discounts and commissions and estimated offering expenses) of approximately $247.7 million. Net proceeds were used to repay the Hillsborough County Industrial Development Authority Pollution Control Revenue Refunding Bonds, Series 2002 (consisting of 5.10% bonds due 2013 and 5.50% bonds due 2023). The remaining net proceeds will be used to repay short-term debt and for general corporate purposes. See Note 14 for more information. At any time prior to June 15, 2022, TEC may redeem all or any part of the Notes at its option at a redemption price equal to the greater of (i) 100% of the principal amount of Notes to be redeemed or (ii) the sum of the present values of the remaining payments of principal and interest on the Notes to be redeemed, discounted to the redemption date on a semiannual basis at an applicable treasury rate, plus 15 basis points; in either case, the redemption price would include accrued and unpaid interest to the redemption date. At any time on or after June 15, 2022, TEC may at its option redeem the Notes, in whole or in part, at 100% of the principal amount of the Notes being redeemed plus accrued and unpaid interest thereon to but excluding the date of redemption.

Issuance of Tampa Electric Company 4.10% Notes due 2042

On June 5, 2012, TEC completed an offering of $300 million aggregate principal amount of 4.10% Notes due 2042 (the Notes). The Notes were sold at 99.724% of par. The offering resulted in net proceeds to TEC (after deducting underwriting discounts, commissions, and estimated offering expenses and before settlement of interest rate swaps) of approximately $296.2 million. Net proceeds were used to repay maturing long-term debt, to repay short-term debt and for general corporate purposes. At any time prior to Dec. 15, 2041, TEC may redeem all or any part of the Notes at its option and from time to time at a redemption price equal to the greater of (i) 100% of the principal amount of Notes to be redeemed or (ii) the sum of the present value of the remaining payments of principal and interest on the Notes to be redeemed, discounted at an applicable treasury rate, plus 25 basis points; in either case, the redemption price would include accrued and unpaid interest to the redemption date. At any time on or after Dec. 15, 2041, TEC may at its option redeem the Notes, in whole or in part, at 100% of the principal amount of the Notes being redeemed plus accrued and unpaid interest thereon to but excluding the date of redemption.

Purchase in Lieu of Redemption of Hillsborough County Industrial Development Authority Pollution Control Revenue Refunding Bonds, Series 2006 (Non-AMT) and Polk County Industrial Development Authority Solid Waste Disposal Facility Revenue Refunding Bonds, Series 2010

On March 15, 2012, TEC purchased in lieu of redemption $86 million HCIDA Pollution Control Revenue Refunding Bonds, Series 2006 (Non-AMT) (the HCIDA Bonds). On March 19, 2008, the HCIDA remarketed the HCIDA Bonds in a term-rate mode pursuant to the terms of the Loan and Trust Agreement governing those bonds. The HCIDA Bonds bore interest at a term rate of 5.00% per annum from March 19, 2008 to March 15, 2012. TEC is responsible for payment of the interest and principal associated with the HCIDA Bonds. Regularly scheduled principal and interest when due are insured by Ambac Assurance Corporation.

On March 1, 2011, TEC purchased in lieu of redemption $75 million PCIDA Solid Waste Disposal Facility Revenue Refunding Bonds, Series 2010 (the PCIDA Bonds). On Nov. 23, 2010, the PCIDA issued the PCIDA Bonds in a term-rate mode pursuant to the terms of the Loan and Trust Agreement governing those bonds. Proceeds of the PCIDA Bonds were used to redeem $75 million PCIDA Solid Waste Disposal Facility Revenue Refunding Bonds, Series 2007, which previously were in auction rate mode and were held by TEC since March 26, 2008. The PCIDA Bonds bore interest at the initial term rate of 1.50% per annum from Nov. 23, 2010 to March 1, 2011.

On March 26, 2008, TEC purchased in lieu of redemption $20 million HCIDA Pollution Control Revenue Refunding Bonds, Series 2007C. $181 million in bonds purchased in lieu of redemption were held by the trustee at the direction of TEC as of Sept. 30, 2012 (the “Held Bonds”) to provide an opportunity to evaluate refinancing alternatives. The Held Bonds effectively offset the outstanding debt balances and are presented net on the balance sheet.

Fair Value of Long-Term Debt

At Sept. 30, 2012, TEC’s total long-term debt had a carrying amount of $2,079.3 million and an estimated fair market value of $2,431.0 million. At Dec. 31, 2011, total long-term debt had a carrying amount of $1,992.3 million and an estimated fair market value of $2,291.5 million. TEC uses the market approach in determining fair value. The majority of the outstanding debt is valued using real-time financial market data obtained from Bloomberg Professional Service. The remaining securities are valued using prices obtained from the Municipal Securities Rulemaking Board and by applying estimated credit spreads obtained from a third party to the par value of the security. All debt securities are level 2 instruments.

8. Other Comprehensive Income

Other Comprehensive Income	Three months ended Sept. 30,			Nine months ended Sept. 30,
(millions)	Gross	Tax	Net	Gross	Tax	Net
2012
Unrealized loss on cash flow hedges	$0.0	$0.0	$0.0	($8.0)	$3.1	($4.9)
Reclassification from AOCI to net income	0.4	(0.2)	0.2	1.0	(0.4)	0.6

Gain (loss) on cash flow hedges	0.4	(0.2)	0.2	(7.0)	2.7	(4.3)

Total other comprehensive income (loss)	$0.4	($0.2)	$0.2	($7.0)	$2.7	($4.3)

2011
Unrealized gain on cash flow hedges	$0.0	$0.0	$0.0	$0.0	$0.0	$0.0
Reclassification from AOCI to net income	0.3	(0.1)	0.2	0.9	(0.4)	0.5

Gain on cash flow hedges	0.3	(0.1)	0.2	0.9	(0.4)	0.5

Total other comprehensive income	$0.3	($0.1)	$0.2	$0.9	($0.4)	$0.5

Accumulated Other Comprehensive Loss
(millions)	Sept. 30, 2012	Dec. 31, 2011
Net unrealized losses from cash flow hedges (1)	($8.9)	($4.6)

Total accumulated other comprehensive loss	($8.9)	($4.6)

(1)	Net of tax benefit of $5.6 million and $2.9 million as of Sept. 30, 2012 and Dec. 31, 2011, respectively.

9. Commitments and Contingencies

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

Superfund and Former Manufactured Gas Plant Sites

TEC, through its Tampa Electric and Peoples Gas divisions, is a PRP for certain superfund sites and, through its Peoples Gas division, for certain former manufactured gas plant sites. While the joint and several liability associated with these sites presents the potential for significant response costs, as of Sept. 30, 2012, TEC has estimated its ultimate financial liability to be $28.4 million, primarily at PGS. This amount has been accrued and is primarily reflected in the long-term liability section under “Other” on the Consolidated Condensed Balance Sheets. The environmental remediation costs associated with these sites, which are expected to be paid over many years, are not expected to have a significant impact on customer prices.

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

Potentially Responsible Party Notification

In October 2010, the EPA notified TEC that it is a PRP under the CERCLA for the proposed conduct of a contaminated soil removal action, if necessary, at a property owned by TEC in Tampa, Florida. The property owned by TEC is undeveloped except for the location of transmission lines and poles, and is adjacent to an industrial site, not owned by TEC, which the EPA has studied since 1992 or earlier. The EPA has asserted this potential liability due to TEC’s ownership of the property described above but, to the knowledge of TEC, this assertion is not based upon any release of hazardous substances by TEC. TEC has been in contact with the EPA to resolve this matter, and on July 10, 2012, TEC received an Enforcement Action Memorandum from the EPA, outlining the remediation actions the EPA is requiring at the site. The estimated costs to remediate the site are not expected to be material to the financial results or financial position of TEC or TECO Energy. TEC expects the remediation to be substantially completed in the fourth quarter of 2012.

Letters of Credit

A summary of the face amount or maximum theoretical obligation under TEC’s letters of credit as of Sept. 30, 2012 is as follows:

Letters of Credit - Tampa Electric Company
(millions) Letters of Credit for the Benefit of:	2012	2013-2016	After (1) 2016	Total	Liabilities Recognized at Sept. 30, 2012
Tampa Electric (2)	$0.0	$0.0	$0.7	$0.7	$0.2

(1)	These letters of credit renew annually and are shown on the basis that they will continue to renew beyond 2016.
(2)	The amounts shown are the maximum theoretical amounts guaranteed under current agreements. Liabilities recognized represent the associated obligation of TEC under these agreements at Sept. 30, 2012. The obligations under these letters of credit include net accounts payable and net derivative liabilities.

Financial Covenants

In order to utilize its bank credit facilities, TEC must meet certain financial tests as defined in the applicable agreements. In addition, TEC has certain restrictive covenants in specific agreements and debt instruments. At Sept. 30, 2012, TEC was in compliance with all applicable financial covenants.

10. Segment Information

(millions) Three months ended Sept. 30,	Tampa Electric	Peoples Gas	Other & Eliminations	Tampa Electric Company
2012
Revenues - external	$575.1	$95.2	$0.0	$670.3
Sales to affiliates	0.1	0.0	(0.1)	0.0

Total revenues	575.2	95.2	(0.1)	670.3
Depreciation and amortization	60.2	12.7	0.0	72.9
Total interest charges	26.7	3.7	0.0	30.4
Provision for income taxes	45.7	4.4	0.0	50.1
Net income	$73.5	$7.0	$0.0	$80.5

2011
Revenues - external	$591.8	$93.8	$0.0	$685.6
Sales to affiliates	0.1	0.4	(0.5)	0.0

Total revenues	591.9	94.2	(0.5)	685.6
Depreciation and amortization	56.2	12.2	0.0	68.4
Total interest charges	30.3	4.4	0.0	34.7
Provision for income taxes	47.4	3.0	0.0	50.4
Net income	$75.0	$4.8	$0.0	$79.8

Nine months ended Sept. 30,
2012
Revenues - external	$1,528.3	$298.9	$0.0	$1,827.2
Sales to affiliates	0.3	1.3	(1.6)	0.0

Total revenues	1,528.6	300.2	(1.6)	1,827.2
Depreciation and amortization	177.2	37.7	0.0	214.9
Total interest charges	86.2	12.6	0.0	98.8
Provision for income taxes	96.5	17.0	0.0	113.5
Net income	$156.9	$27.0	$0.0	$183.9

Total assets at Sept. 30, 2012	$5,925.0	$940.7	$26.6	$6,892.3

2011
Revenues - external	$1,571.2	$358.5	$0.0	$1,929.7
Sales to affiliates	0.4	3.0	(3.4)	0.0

Total revenues	1,571.6	361.5	(3.4)	1,929.7
Depreciation and amortization	166.4	36.0	0.0	202.4
Total interest charges	91.6	13.3	0.0	104.9
Provision for income taxes	104.3	16.0	0.0	120.3
Net income	$165.0	$25.4	$0.0	$190.4

Total assets at Dec. 31, 2011	$5,693.0	$888.4	($10.0)	$6,571.4

11. Accounting for Derivative Instruments and Hedging Activities

From time to time, TEC enters into futures, forwards, swaps and option contracts for the following purposes:

•	to limit the exposure to price fluctuations for physical purchases and sales of natural gas in the course of normal operations, and

•	to limit the exposure to interest rate fluctuations on debt securities.

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

A company’s physical contracts qualify for the NPNS exception to derivative accounting rules, provided they meet certain criteria. Generally, NPNS applies if the company deems the counterparty creditworthy, if the counterparty owns or controls resources within the proximity to allow for physical delivery of the commodity, if the company intends to receive physical delivery and if the transaction is reasonable in relation to the company’s business needs. As of Sept. 30, 2012, all of TEC’s physical contracts qualify for the NPNS exception.

TEC has reviewed the new Commodity Exchange Act clearing requirement enacted under Title VII of the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act). The regulation will require commodity swaps to be submitted to a derivatives clearing organization registered with the CFTC for clearing. The CFTC has further provided that the clearing requirement shall not apply to a swap if one of the counterparties to the swap: (i) is not a financial entity; (ii) is using swaps to hedge or mitigate commercial risk; (iii) notifies the CFTC how it generally meets its financial obligations associated with entering into non-cleared swap; and (iv) information related to whether the electing counterparty is an issuer of securities with board approval to not clear the swaps’ (referred to as the end-user exception). The Audit Committee, appointed as the appropriate committee of the Board of Directors, has elected the use of the end-user exception that will allow TEC to enter into swaps used to hedge its commercial risk without submitting them for clearing as permitted by the Dodd-Frank Act.

The following table presents the derivative hedges of natural gas contracts at Sept. 30, 2012 and Dec. 31, 2011 to limit the exposure to changes in the market price for natural gas used to produce energy and natural gas purchased for resale to customers:

Natural Gas Derivatives
(millions)	Sept. 30, 2012	Dec. 31, 2011
Current assets	$1.5	$0.0
Long-term assets	1.1	0.0

Total assets	$2.6	$0.0

Current liabilities (1)	$14.1	$58.4
Long-term liabilities	0.5	7.4

Total liabilities	$14.6	$65.8

(1)	Amounts presented above are on a gross basis, with asset and liability positions netted by counterparty in accordance with accounting standards for derivatives and hedging.

The ending balance in AOCI related to previously settled interest rate swaps at Sept. 30, 2012 is a net loss of $8.9 million after tax and accumulated amortization. This compares to a net loss of $4.6 million in AOCI after tax and accumulated amortization at Dec. 31, 2011. The balance at Sept. 30, 2012 is comprised of interest rate swaps settled coincident with debt issued in June of 2008 and 2012 (see Note 7). These amounts will be amortized into earnings over the life of the related debt.

The following table presents the cumulative amount of pretax net gains or losses on all derivative instruments deferred in regulatory assets and liabilities as of Sept. 30, 2012:

Energy Related Derivatives
	Asset Derivatives		Liability Derivatives
(millions) at Sept. 30, 2012	Balance Sheet Location (1)	Fair Value	Balance Sheet Location (1)	Fair Value
Commodity Contracts:
Natural gas derivatives:
Current	Regulatory liabilities	$1.5	Regulatory assets	$14.1
Long-term	Regulatory liabilities	1.1	Regulatory assets	0.5

Total		$2.6		$14.6

(1)	Natural gas derivatives are deferred in accordance with accounting standards for regulated operations and all increases and decreases in the cost of natural gas supply are passed on to customers with the fuel recovery clause mechanism. As gains and losses are realized in future periods, they will be recorded as fuel costs in the Consolidated Condensed Statements of Income.

Based on the fair value of the instruments at Sept. 30, 2012, net pretax losses of $12.6 million are expected to be reclassified from regulatory assets to the Consolidated Condensed Statements of Income within the next 12 months.

The following table presents the effect of hedging instruments on OCI and income for the three and nine months ended Sept. 30:

(millions)	Location of Gain/(Loss) Reclassified From AOCI Into Income	Amount of Gain/(Loss) Reclassified From AOCI Into Income
Derivatives in Cash Flow Hedging Relationships	Effective Portion (1)	Three months ended Sept. 30,	Nine months ended Sept. 30,
2012
Interest rate contracts:	Interest expense	($0.2)	($0.6)

Total		($0.2)	($0.6)

2011
Interest rate contracts:	Interest expense	($0.2)	($0.5)

Total		($0.2)	($0.5)

(1)	Changes in OCI and AOCI are reported in after-tax dollars.

For derivative instruments that meet cash flow hedge criteria, the effective portion of the gain or loss on the derivative is reported as a component of OCI and reclassified into earnings in the same period or period during which the hedged transaction affects earnings. Gains and losses on the derivatives representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. For the three and nine months ended Sept. 30, 2012 and 2011, all hedges were effective.

The maximum length of time over which TEC is hedging its exposure to the variability in future cash flows extends to Dec. 31, 2014 for the financial natural gas contracts. The following table presents by commodity type TEC’s derivative volumes that, as of Sept. 30, 2012, are expected to settle during the 2012, 2013 and 2014 fiscal years:

(millions)	Natural Gas Contracts (MMBTUs)
Year	Physical	Financial
2012	0.0	9.7
2013	0.0	22.7
2014	0.0	4.0

Total	0.0	36.4

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

It is possible that volatility in commodity prices could cause TEC to have material credit risk exposures with one or more counterparties. If such counterparties fail to perform their obligations under one or more agreements, TEC could suffer a material financial loss. However, as of Sept. 30, 2012, substantially all of the counterparties with transaction amounts outstanding in TEC’s energy portfolio are rated investment grade by the major rating agencies. TEC assesses credit risk internally for counterparties that are not rated.

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

TEC has implemented procedures to monitor the creditworthiness of its counterparties and to consider nonperformance in valuing counterparty positions. TEC monitors counterparties’ credit standings, including those that are experiencing financial problems, have significant swings in credit default swap rates, have credit rating changes by external rating agencies or have changes in ownership. Net liability positions are generally not adjusted as TEC uses derivative transactions as hedges and has the ability and intent to perform under each of these contracts. In the instance of net asset positions, TEC considers general market conditions and the observable financial health and outlook of specific counterparties, forward-looking data such as credit default swaps, when available, and historical default probabilities from credit rating agencies in evaluating the potential impact of nonperformance risk to derivative positions. As of Sept. 30, 2012, all positions with counterparties are net liabilities.

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

The table below presents the fair value of the overall contractual contingent liability positions for TEC’s derivative activity at Sept. 30, 2012:

Contingent Features
(millions) At Sept. 30, 2012	Fair Value Asset/ (Liability)	Derivative Exposure Asset/ (Liability)	Posted Collateral
Credit Rating	($13.8)	($13.8)	$0.0

12. Fair Value Measurements

Items Measured at Fair Value on a Recurring Basis

The following tables set forth by level within the fair value hierarchy TEC’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of Sept. 30, 2012 and Dec. 31, 2011. As required by accounting standards for fair value measurements, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. TEC’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. For all assets and liabilities presented below, the market approach was used in determining fair value. There were no reclassifications between levels for the quarter.

Recurring Derivative Fair Value Measures
	At fair value as of Sept. 30, 2012
(millions)	Level 1	Level 2	Level 3	Total
Assets
Natural gas swaps	$0.0	$2.6	$0.0	$2.6

Total	$0.0	$2.6	$0.0	$2.6

Liabilities
Natural gas swaps	$0.0	$14.6	$0.0	$14.6

Total	$0.0	$14.6	$0.0	$14.6

	At fair value as of Dec. 31, 2011
(millions)	Level 1	Level 2	Level 3	Total
Assets
Natural gas swaps	$0.0	$0.0	$0.0	$0.0

Total	$0.0	$0.0	$0.0	$0.0

Liabilities
Natural gas swaps	$0.0	$65.8	$0.0	$65.8

Total	$0.0	$65.8	$0.0	$65.8

Natural gas swaps are over-the-counter swap instruments. The primary pricing inputs in determining the fair value of natural gas swaps are the NYMEX quoted closing prices of exchange-traded instruments. These prices are applied to the notional amounts of active positions to determine the reported fair value (see Note 10).

TEC considered the impact of nonperformance risk in determining the fair value of derivatives. TEC considered the net position with each counterparty, past performance of both parties, the intent of the parties, indications of credit deterioration and whether the markets in which TEC transacts have experienced dislocation. At Sept. 30, 2012, the fair value of derivatives was not materially affected by nonperformance risk. TEC’s net positions with substantially all counterparties were liability positions.

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

TEC has entered into multiple PPAs with wholesale energy providers in Florida to ensure the ability to meet customer energy demand and to provide lower cost options in the meeting of this demand. These agreements range in size from 117 MW to 370 MW of available capacity, are with similar entities and contain similar provisions. Because some of these provisions provide for the transfer or sharing of a number of risks inherent in the generation of energy, these agreements meet the definition of being VIEs. These risks include: operating and maintenance, regulatory, credit, commodity/fuel and energy market risk. TEC has reviewed these risks and has determined that the owners of these entities have retained the majority of these risks over the expected life of the underlying generating assets, have the power to direct the most significant activities, the obligation or right to absorb losses or benefits and hence remain the primary beneficiaries. As a result, TEC is not required to consolidate any of these entities. TEC purchased $19.0 million and $62.3 million pursuant to PPAs for the three and nine months ended Sept. 30, 2012, respectively, and $22.9 million and $64.9 million for the three and nine months ended Sept. 30, 2011, respectively.

In one instance, TEC’s agreement with an entity for 370 MW of capacity was entered into prior to Dec. 31, 2003, the effective date of these standards. Under these standards, TEC is required to make an exhaustive effort to obtain sufficient information to determine if this entity is a VIE and which holder of the variable interests is the primary beneficiary. The owners of this entity are not willing to provide the information necessary to make these determinations, have no obligation to do so and the information is not available publicly. As a result, TEC is unable to determine if this entity is a VIE and, if so, which variable interest holder, if any, is the primary beneficiary. TEC has no obligation to this entity beyond the purchase of capacity; therefore, the maximum exposure for TEC is the obligation to pay for such capacity under terms of the PPA at rates that could be unfavorable to the wholesale market. TEC purchased $13.1 million and $38.3 million for the three and nine months ended Sept. 30, 2012, respectively, and $12.0 million and $24.9 million for the three and nine months ended Sept. 30, 2011, respectively, under this PPA.

TEC does not provide any material financial or other support to any of the VIEs it is involved with, nor is it under any obligation to absorb losses associated with these VIEs. In the normal course of business, TEC’s involvement with the remaining VIEs does not affect its Consolidated Condensed Balance Sheets, Statements of Income or Cash Flows.

14. Subsequent Events

Optional Redemption of $147.1 million Hillsborough County Industrial Development Authority Pollution Control Revenue Refunding Bonds, Series 2002

On Oct. 1, 2012, TEC redeemed $147.1 million of Hillsborough County Industrial Development Authority Pollution Control Revenue Refunding Bonds, Series 2002 due Oct. 1, 2013 and Oct. 1, 2023 (the “Bonds”) at a redemption price equal to 100% of the principal amount of the Bonds to be redeemed, plus accrued and unpaid interest to Oct. 1, 2012. Before the optional redemption, $60.7 million of the Bonds due Oct. 1. 2013 bore interest at 5.1% and $86.4 million of the Bonds due Oct. 1, 2023 bore interest at 5.5%.

Item 2.	MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS

This Management’s Discussion & Analysis contains forward-looking statements, which are subject to the inherent uncertainties in predicting future results and conditions. Actual results may differ materially from those forecasted. The forecasted results are based on the company’s current expectations and assumptions, and the company does not undertake to update that information or any other information contained in this Management’s Discussion & Analysis, except as may be required by law. Factors that could impact actual results include: regulatory actions by federal, state or local authorities; unexpected capital needs or unanticipated reductions in cash flow that affect liquidity; the ability to access the capital and credit markets when required; the availability of adequate rail transportation capacity for the shipment of TECO Coal’s production; general economic conditions affecting energy sales at the utility companies; economic conditions, both national and international, affecting the Florida economy and demand for TECO Coal’s production; costs for alternative fuels used for power generation affecting demand for TECO Coal’s thermal coal production; weather variations and changes in customer energy usage patterns affecting sales and operating costs at Tampa Electric and Peoples Gas and the effect of extreme weather conditions or hurricanes; operating conditions; commodity prices; operating cost and environmental or safety regulations affecting the production levels and margins at TECO Coal; fuel cost recoveries and related cash at Tampa Electric and natural gas demand at Peoples Gas; material adverse changes impacting the ability to successfully close on the remaining TECO Guatemala sales transaction; the ability to complete the scheduled 2012 outage at the San José Power Station on time and on budget; and the ability of TECO Energy’s subsidiaries to operate equipment without undue accidents, breakdowns or failures. Additional information is contained under “Risk Factors” in TECO Energy, Inc.’s Annual Report on Form 10-K for the period ended Dec. 31, 2011.

Earnings Summary - Unaudited
	Three months ended Sept. 30,		Nine months ended Sept. 30,
(millions, except per share amounts)	2012	2011	2012	2011
Consolidated revenues	$858.6	$911.4	$2,308.2	$2,593.2

Income from continuing operations	$90.2	$86.1	$200.4	$203.5

Discontinued operations	$(46.2)	$4.1	$(32.8)	$15.9

Net income attributable to TECO Energy	$44.0	$90.2	$167.6	$219.4

Average common shares outstanding
Basic	214.5	213.8	214.2	213.5
Diluted	215.4	215.3	215.3	215.1

Earnings per share - basic
Continuing operations	$0.42	$0.40	$0.93	$0.95
Discontinued operations	(0.22)	0.02	(0.15)	0.07

Earnings per share - basic	$0.20	$0.42	$0.78	$1.02

Earnings per share - diluted
Continuing operations	$0.42	$0.40	$0.93	$0.95
Discontinued operations	(0.22)	0.02	(0.15)	0.07

Earnings per share - diluted	$0.20	$0.42	$0.78	$1.02

Operating Results

Three Months Ended Sept. 30, 2012

TECO Energy, Inc. reported third quarter net income of $44.0 million, which included losses on the Guatemalan assets sold or held for sale (see Discontinued Operations below), or $0.20 per share, compared with $90.2 million, or $0.42 per share in the third quarter of 2011. Net income from continuing operations was $90.2 million, or $0.42 per share, in the 2012 third quarter, compared with net income from continuing operations of $86.1 million, or $0.40 per share, for the same period in 2011. The 2012 third-quarter loss of $46.2 million reported in discontinued operations reflected the operating results from TECO Guatemala, the book loss, transaction fees and the charge related to foreign tax credits as a result of the sales agreements reported in September 2012.

Nine Months Ended Sept. 30, 2012

The 2012 year-to-date net income was $167.6 million, or $0.78 per share, compared with $219.4 million, or $1.02 per share, for the same period in 2011. The 2012 year-to-date net income from continuing operations was $200.4 million, or $0.93 per share, compared with $203.5 million, or $0.95 per share, for the same period in 2011. The 2012 year-to-date loss reported in discontinued operations was $32.8 million.

Operating Company Results

All amounts included in the operating company and Parent & other results discussions below are after tax, unless otherwise noted.

Tampa Electric Company – Electric Division

Tampa Electric’s net income for the third quarter was $73.5 million, compared with $75.0 million for the same period in 2011. Results for the quarter reflected a 1.4% higher average number of customers, lower base revenues due to milder weather, higher depreciation and operations and maintenance expenses and lower interest expense.

Total degree days in Tampa Electric’s service area in the third quarter of 2012 were normal, but 7% below the same period in 2011. Pretax base revenue was approximately $4.0 million lower than in 2011, primarily reflecting rainy summer weather patterns. Total net energy for load, which is a calendar measurement of retail energy sales rather than a billing-cycle measurement, decreased 1.6% in the third quarter of 2012 compared with the same period in 2011. The quarterly energy sales shown on the statistical summary that accompanies this earnings release reflect the energy sales based on the timing of billing cycles, which can vary period to period. The summer weather pattern in the 2012 period reduced sales to residential and smaller commercial customers. Energy sales to industrial-phosphate customers increased due to the transfer of certain load from self-generation to Tampa Electric’s system. Sales to other industrial customers increased due to improvements in the Florida economy.

Operations and maintenance expense, excluding all FPSC-approved cost-recovery clauses, increased $3.6 million in 2012, reflecting higher generating system maintenance expenses and higher pension and other employee benefit expenses partially offset by lower bad-debt expense. Depreciation and amortization expense increased $2.5 million in 2012 due to additions to facilities to serve customers.

Year-to-date net income was $156.9 million, compared with $165.0 million in the 2011 period, driven primarily by lower energy sales due to milder weather, partially offset by 1.2% higher average number of customers, and higher depreciation and operations and maintenance expenses.

Year-to-date total degree days in Tampa Electric’s service area were 3% above normal, primarily in the lower-load spring period, but 4% below the prior year-to-date period, reflecting mild winter weather and the rainy summer weather pattern. Pretax base revenue was almost $11.0 million lower than in 2011, primarily reflecting lower sales to residential customers from the milder weather and voluntary conservation that typically occurs during periods without extreme weather.

In the 2012 year-to-date period, total net energy for load was 0.6% lower than the same period in 2011. Milder weather reduced sales to higher-margin residential and smaller commercial customers, while industrial-other sales were higher, reflecting improvements in the Florida economy. Sales to interruptible industrial-phosphate customers increased due to the factors described above.

Year-to-date 2012 operations and maintenance expenses, excluding all FPSC-approved cost-recovery clauses, increased $5.1 million reflecting higher pension and other employee benefit expenses partially offset by lower bad-debt expense. Compared to the 2011 year-to-date period, depreciation and amortization expense increased $6.7 million, reflecting additions to facilities to serve customers.

A summary of Tampa Electric’s operating statistics for the three and nine months ended Sept. 30, 2012 and 2011 follows:

	Operating Revenues			Kilowatt-hour sales
(millions, except average customers)	2012	2011	% Change	2012	2011	% Change
Three months ended September 30,
By Customer Type
Residential	$301.6	$313.2	(3.7)	2,641.8	2,746.9	(3.8)
Commercial	170.4	172.2	(1.0)	1,748.2	1,777.6	(1.7)
Industrial - Phosphate	19.2	15.4	24.7	232.5	182.0	27.7
Industrial - Other	26.4	26.0	1.5	285.1	282.6	0.9
Other sales of electricity	49.3	49.7	(0.8)	496.0	503.3	(1.5)
Deferred and other revenues (1)	(13.3)	(4.0)	—

	553.6	572.5	(3.3)	5,403.6	5,492.4	(1.6)
Sales for resale	6.2	5.8	6.9	99.2	89.8	10.5
Other operating revenue	15.4	13.6	13.2

	$575.2	$591.9	(2.8)	5,502.8	5,582.2	(1.4)

Average customers (thousands)	685.5	676.2	1.4
Retail net energy for load (kilowatt hours)				5,646.7	5,740.0	(1.6)

Nine months ended September 30,
By Customer Type
Residential	$747.6	$788.4	(5.2)	6,546.5	6,913.9	(5.3)
Commercial	467.0	465.9	0.2	4,730.0	4,738.6	(0.2)
Industrial - Phosphate	56.4	46.5	21.3	681.0	548.5	24.2
Industrial - Other	76.8	74.7	2.8	828.2	808.5	2.4
Other sales of electricity	138.0	139.4	(1.0)	1,370.5	1,386.2	(1.1)
Deferred and other revenues (1)	(12.8)	(1.9)

	1,473.0	1,513.0	(2.6)	14,156.2	14,395.7	(1.7)
Sales for resale	12.9	18.3	(29.5)	216.7	279.8	(22.6)
Other operating revenue	42.7	40.3	6.0

	$1,528.6	$1,571.6	(2.7)	14,372.9	14,675.5	(2.1)

Average customers (thousands)	683.4	675.3	1.2
Retail net energy for load (kilowatt hours)				14,946.4	15,044.1	(0.6)

(1)	Primarily reflects the timing of environmental and fuel clause recoveries.

Tampa Electric Company – Natural Gas Division (Peoples Gas)

Peoples Gas System reported net income of $7.0 million for the quarter, compared with $4.8 million recorded in the same period in 2011. Quarterly results reflected customer growth of 1.3% and higher therm sales to residential customers. Therms sold to commercial and interruptible industrial customers increased due to improved economic conditions. Volumes for the low-margin transportation service for electric power generators increased due to low natural gas prices, which made it more economical to use natural gas for power generation. Non-fuel operations and maintenance expense decreased $1.5 million compared to the 2011 period, due in part to an insurance recovery of legal expenses associated with environmental contamination claims, lower pipeline integrity cost, and lower bad-debt expense.

Year-to-date net income was $27.0 million, compared with $25.4 million for the same period in 2011. The 2012 results reflect customer growth of 1.1%, lower sales to residential customers due to mild winter weather more than offset by higher sales to commercial and industrial customers and power generation customers as discussed above. Non-fuel operations and maintenance expense decreased $3.1 million compared to the 2011 period, when operations and maintenance expenses included $2.1 million related to legal expenses associated with environmental contamination claims.

A summary of PGS’s regulated operating statistics for the three and nine months ended Sept. 30, 2012 and 2011 follows:

	Operating Revenues			Therms
(millions, except average customers)	2012	2011	% Change	2012	2011	% Change
Three months ended September 30,
By Customer Type
Residential	$24.5	$24.7	(0.8)	11.0	10.1	8.9
Commercial	29.9	28.3	5.7	94.8	87.8	8.0
Industrial	2.4	2.0	20.0	55.5	46.2	20.1
Off system sales	26.0	26.6	(2.3)	73.0	55.9	30.6
Power generation	2.9	2.7	7.4	247.1	177.0	39.6
Other revenues	7.5	7.7	(2.6)

	$93.2	$92.0	1.3	481.4	377.0	27.7

By Sales Type
System supply	$61.0	$61.7	(1.1)	93.2	75.0	24.3
Transportation	24.7	22.6	9.3	388.2	302.0	28.5
Other revenues	7.5	7.7	(2.6)

	$93.2	$92.0	1.3	481.4	377.0	27.7

Average customers (thousands)	342.7	338.2	1.3

Nine months ended September 30,
By Customer Type
Residential	$93.4	$109.4	(14.6)	52.0	59.9	(13.2)
Commercial	100.6	105.7	(4.8)	313.7	305.3	2.8
Industrial	7.0	6.5	7.7	168.8	151.2	11.6
Off system sales	58.1	93.7	(38.0)	183.2	198.4	(7.7)
Power generation	9.6	8.2	17.1	730.6	472.9	54.5
Other revenues	25.6	30.5	(16.1)

	$294.3	$354.0	(16.9)	1,448.3	1,187.7	21.9

By Sales Type
System supply	$187.9	$247.8	(24.2)	265.1	292.8	(9.5)
Transportation	80.9	75.7	6.9	1,183.2	894.9	32.2
Other revenues	25.5	30.5	(16.4)

	$294.3	$354.0	(16.9)	1,448.3	1,187.7	21.9

Average customers (thousands)	342.6	338.7	1.2

TECO Coal

TECO Coal reported third quarter net income of $17.4 million on sales of 1.9 million tons, compared with $14.1 million on sales of 2.1 million tons in the same period in 2011.

In 2012, third quarter results reflect an average net per-ton selling price, excluding transportation allowances, of more than $96 per ton, more than 7% higher than in 2011. In the third quarter of 2012, the all-in total per-ton cost of production was 3% higher than 2011 at approximately $84 per ton, which is below the middle of the cost guidance range previously provided. The 2012 per-ton cost of production increase was driven by spreading fixed costs over fewer tons. TECO Coal’s effective income tax rate in the third quarter of 2012 was 26%, compared with 22% in the 2011 period.

TECO Coal recorded year-to-date net income of $39.4 million on sales of 4.9 million tons in 2012, compared with $38.1 million on sales of 6.2 million tons in the 2011 period. Lower sales volumes in the 2012 year-to-date period reflect the current coal market conditions. The 2012 year-to-date average net per-ton selling price was more than $95 per ton, compared with almost $87 per ton in 2011, and the all-in total per-ton cost of production was more than $85 per ton compared with $79 per ton in 2011. The 2012 year-to-date cost of production reflects higher surface mining costs due to increased diesel fuel usage as a result of trucking coal and overburden further due to the lack of new surface-mine permits, spreading fixed costs over fewer tons, and costs incurred in the first quarter associated with idling a section of a mine. These factors were partially offset by reduced overtime and lower contract miner costs in 2012. TECO Coal’s effective income tax rate was 25%, compared with 22% in the 2011 year-to-date period.

Parent & other

The cost for Parent & other in continuing operations in the third quarter of 2012 was $7.7 million, compared with a cost of $7.8 million in the same period in 2011. The year-to-date Parent & other cost in continuing operations was $22.9 million in 2012, compared with $25.0 million in the 2011 period. Results for the 2012 quarter and year-to-date periods reflect tax items and lower interest expense as a result of mid-year 2011 debt retirement.

The total cost for Parent & other for the third quarter of 2012 was $11.3 million, compared with $8.1 million for the 2011 period. The total cost for Parent & other for the 2012 year-to-date period was $27.1 million, compared with $25.0 million the same period in 2011. Total cost for the 2012 quarter and year-to-date periods reflect transaction costs and tax items related to the TECO Guatemala transactions.

Discontinued Operations

On Sept. 27, 2012, TECO Energy announced that its international power subsidiary, TECO Guatemala, entered into agreements to sell all of the equity interests in the Alborada and San José power stations, and related solid fuel handling and port facilities in Guatemala for a total purchase price of $227.5 million in cash. The sale of the Alborada Power Station closed on the same date for a selling price of $12.5 million. As previously disclosed on Sept. 27, under a separate agreement, C.F. Financeco, Ltd. (“C.F. Financeco”) held certain preferential rights to purchase ownership interests in the San José Power Station and related port facilities. On Oct. 17, 2012, C.F. Financeco exercised its preferential rights, and, as a result, on such date Guatemala Holdings II entered into an equity purchase agreement with C.F. Financeco pursuant to which it agreed to sell all of its ownership interests in the San José Power Station and related facilities for $213.5 million, on the same terms as contained in the original agreement.

The third quarter and year-to-date 2012 losses in discontinued operations of $46.2 million and $32.8 million, respectively, reflect the results from operations for the generating plants in Guatemala, a $31.2 million loss on assets sold and held for sale including transaction costs, and a $22.6 million charge associated with foreign tax credits, which are no longer expected to be utilized due to the loss of foreign source income.

2012 Guidance

TECO Energy reaffirmed its earnings-per-share guidance from continuing operations for 2012 to a range between $1.10 and $1.20, excluding charges or gains.

2013 Business Factors

The factors that are expected to drive results in 2013 include continued customer growth at the Florida utilities consistent with the trends experienced through the first nine months of 2012, driven by continued improvements in the state and Tampa-area economies. Tampa Electric has experienced steady growth in the number of new customers since the fourth quarter of 2009, and customer growth in 2012 has increased from 1.0% in the first quarter to 1.4% in the third quarter.

At Tampa Electric total retail energy sales growth is expected to average about 0.5% lower than customer growth. Sales to the lower margin industrial-phosphate customers are expected to be lower in 2013 due to increased self-generation following outages of customers’ generating equipment that increased sales to these customers in 2012. Peoples Gas expects to benefit from continued interest from customers utilizing petroleum and other fuel sources to convert to natural gas due to the attractive economics.

Tampa Electric has filed for the determination of need with the FPSC for the conversion of the four simple-cycle combustion turbines at the Polk Power Station to combined-cycle service (Docket number 120234-EI). Hearings are scheduled for December 2012 with a final decision scheduled for January 2013.

TECO Coal has 2.5 million tons of thermal coal contracted for 2013 at prices between $75 and $82 per ton. Total expected volume, selling price and cost of production for 2013 will be determined at the conclusion of the metallurgical coal contracting cycle, which is currently under way but proceeding more slowly than in recent years. The general expectation in the current coal market environment is that average prices for metallurgical and PCI coal will be lower in 2013 than in 2012. TECO Coal will mine to profitably meet demand for its products, which may result in fewer total tons being mined in 2013 than in 2012.

Income Taxes

The provisions for income taxes from continuing operations for the nine month periods ended Sept. 30, 2012 and 2011 were $113.2 million and $115.1 million, respectively. The provision for income taxes in the nine months ended Sept. 30, 2012 was impacted by lower operating income.

Liquidity and Capital Resources

The table below sets forth the Sept. 30, 2012 consolidated liquidity and cash balances, the cash balances at the operating companies and TECO Energy parent, and amounts available under the TECO Energy/TECO Finance and Tampa Electric Company credit facilities.

Balances as of Sept. 30, 2012
(millions)	Consolidated	Tampa Electric Company	Other	TECO Finance/ Parent
Credit facilities	$675.0	$475.0	$0.0	$200.0
Drawn amounts / LCs	0.7	0.7	0.0	0.0

Available credit facilities	674.3	474.3	0.0	200.0

Cash and short-term investments	234.7	226.6	3.1	5.0

Total liquidity	$909.0	$700.9	$3.1	$205.0

Tampa Electric’s cash balance at Sept. 30, 2012 reflects the timing difference between the late September receipt of the proceeds from its $250 million debt offering and the redemption of $147.1 million of debt ($60.7 million of 5.1% due in 2013, and $86.4 million of 5.5% due in 2023) completed in October 2012. See Notes 7 and 17 to TECO Energy Inc.’s Consolidated Condensed Financial Statements for additional information.

Covenants in Financing Agreements

In order to utilize their respective bank credit facilities, TECO Energy, TECO Finance and TEC must meet certain financial tests as defined in the applicable agreements (see the Credit Facilities section). In addition, TECO Energy, TECO Finance, TEC, and the other operating companies have certain restrictive covenants in specific agreements and debt instruments. At Sept. 30, 2012, TECO Energy, TECO Finance, TEC, and the other operating companies were in compliance with all required financial covenants. The table that follows lists the significant financial covenants and the performance relative to them at Sept. 30, 2012. Reference is made to the specific agreements and instruments for more details.

Significant Financial Covenants
(millions, unless otherwise indicated)
Instrument	Financial Covenant (1)	Requirement/Restriction	Calculation at Sept. 30, 2012
TEC
Credit facility (2)	Debt/capital	Cannot exceed 65%	48.0%
Accounts receivable credit facility (2)	Debt/capital	Cannot exceed 65%	48.0%
6.25% senior notes	Debt/capital Limit on liens (3)	Cannot exceed 60% Cannot exceed $700	48.0% $0 liens outstanding
TECO Energy/TECO Finance
Credit facility (2)	Debt/capital	Cannot exceed 65%	57.4%
TECO Energy 6.75% notes and TECO Finance 6.75% notes	Restrictions on secured Debt (4)	(5)	(5)

(1)	As defined in each applicable instrument.
(2)	See Note 6 to the TECO Energy, Inc. Consolidated Condensed Financial Statements for a description of the credit facilities.
(3)	If the limitation on liens is exceeded, the company is required to provide ratable security to the holders of these notes.
(4)	These restrictions would not apply to first mortgage bonds of TEC if any were outstanding.
(5)	The indentures for these notes contain restrictions which limit secured debt of TECO Energy if secured by principal property, capital stock or indebtedness of directly held subsidiaries (with exceptions as defined in the indentures) without equally and ratably securing these notes.

Credit Ratings of Senior Unsecured Debt at Sept. 30, 2012
	Standard & Poor’s	Moody’s	Fitch
TEC	BBB+	A3	A-
TECO Energy/TECO Finance	BBB	Baa2	BBB

On May 4, 2012, Moody’s upgraded the credit ratings of TEC, TECO Energy and TECO Finance to A3, Baa2 and Baa2, respectively, all with stable outlooks. All three credit rating agencies assign TEC, TECO Energy and TECO Finance investment grade ratings.

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

The valuation methods used to determine fair value are described in Notes 7 and 13 to the TECO Energy, Inc. Consolidated Condensed Financial Statements. In addition, the company considered the impact of nonperformance risk in determining the fair value of derivatives. The company considered the net position with each counterparty, past performance of both parties and the intent of the parties, indications of credit deterioration and whether the markets in which the company transacts have experienced dislocation. At Sept. 30, 2012, the fair value of derivatives was not materially affected by nonperformance risk. The company’s net positions with all counterparties were liability positions.

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

Changes in Fair Value of Derivatives

The change in fair value of derivatives is largely due to the decrease in the average market price component of the company’s outstanding natural gas swaps of approximately 3% from Dec. 31, 2011 to Sept. 30, 2012. For natural gas, the company maintained a similar volume hedged as of Sept. 30, 2012 from Dec. 31, 2011.

The following tables summarize the changes in and the fair value balances of derivative assets (liabilities) for the 9 months ended Sept. 30, 2012:

Changes in Fair Value of Derivatives (millions)
Net fair value of derivatives as of Dec. 31, 2011	$(66.1)
Additions and net changes in unrealized fair value of derivatives	(13.6)
Changes in valuation techniques and assumptions	0.0
Realized net settlement of derivatives	67.5

Net fair value of derivatives as of Sept. 30, 2012	$(12.2)

Roll-Forward of Derivative Net Assets (Liabilities) (millions)
Total derivative net liabilities as of Dec. 31, 2011	$(66.1)
Change in fair value of net derivative assets:
Recorded as regulatory assets and liabilities or other comprehensive income	(13.6)
Recorded in earnings	0.0
Realized net settlement of derivatives	67.5
Net option premium payments	0.0
Net purchase (sale) of existing contracts	0.0

Net fair value of derivatives as of Sept. 30, 2012	$(12.2)

Below is a summary table of sources of fair value, by maturity period, for derivative contracts at Sept. 30, 2012:

Maturity and Source of Derivative Contracts Net Assets (Liabilities) (millions)
Contracts Maturing in	Current	Non-current	Total Fair Value
Source of fair value
Actively quoted prices	$0.0	$0.0	$0.0
Other external sources (1)	(12.3)	0.1	(12.2)
Model prices (2)	0.0	0.0	0.0

Total	$(12.3)	$0.1	$(12.2)

(1)	Reflects over-the-counter natural gas or diesel fuel swaps for which the primary pricing inputs in determining fair value are NYMEX-quoted closing prices of exchange-traded instruments.
(2)	Model prices are used for determining the fair value of energy derivatives where price quotes are infrequent or the market is illiquid. Significant inputs to the models are derived from market-observable data and actual historical experience.

For all unrealized derivative contracts, the valuation is an estimate based on the best available information. Actual cash flows could be materially different from the estimated value upon maturity.

Item 4.	CONTROLS AND PROCEDURES

TECO Energy, Inc.

(a)	Evaluation of Disclosure Controls and Procedures. TECO Energy’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of TECO Energy’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this quarterly report (the Evaluation Date). Based on such evaluation, TECO Energy’s principal financial officer and principal executive officer have concluded that, as of the Evaluation Date, TECO Energy’s disclosure controls and procedures are effective.

(b)	Changes in Internal Controls. TECO Energy has implemented an ERP system, developed by SAP, to replace certain of its legacy computer systems. This system became operational in July 2012 and materially affected TECO Energy’s internal control over financial reporting. In response, the company has made appropriate changes to internal controls and procedures, as is expected with a major system implementation. None of these changes resulting from the implementation impair or significantly alter the effectiveness of the internal controls over financial reporting. There were no other changes in TECO Energy’s internal controls over financial reporting (as defined in Rules 13a–15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of TECO Energy’s internal control over financial reporting that occurred during TECO Energy’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, such controls.

Tampa Electric Company

(a)	Evaluation of Disclosure Controls and Procedures. TEC’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of TEC’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the Evaluation Date. Based on such evaluation, TEC’s principal financial officer and principal executive officer have concluded that, as of the Evaluation Date, TEC’s disclosure controls and procedures are effective.

(b)	Changes in Internal Controls. TEC has implemented an ERP system, developed by SAP, to replace certain of its legacy computer systems. This system became operational in July 2012 and materially affected TEC’s internal control over financial reporting. In response, TEC has made appropriate changes to internal controls and procedures, as is expected with a major system implementation. None of these changes resulting from the implementation impair or significantly alter the effectiveness of the internal controls over financial reporting. There were no other changes in TEC’s internal controls over financial reporting (as defined in Rules 13a–15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of TEC’s internal control over financial reporting that occurred during TEC’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, such controls.

PART II. OTHER INFORMATION

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table shows the number of shares of TECO Energy common stock deemed to have been repurchased by TECO Energy.

	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

July 1, 2012 – July 31, 2012	1,159	$18.02	0	$0.0

Aug. 1, 2012 – Aug. 31, 2012	6,948	$17.65	0	$0.0

Sept. 1, 2012 – Sept. 30, 2012	909	$17.62	0	$0.0

Total 3rd Quarter 2012	9,016	$17.69	0	$0.0

(1)	These shares were not repurchased through a publicly announced plan or program, but rather relate to compensation or retirement plans of the company. Specifically, these shares represent shares delivered in satisfaction of the exercise price and/or tax withholding obligations by holders of stock options who exercised options (granted under TECO Energy’s incentive compensation plans), shares delivered or withheld (under the terms of grants under TECO Energy’s incentive compensation plans) to offset tax withholding obligations associated with the vesting of restricted shares and shares purchased by the TECO Energy Group Retirement Savings Plan pursuant to directions from plan participants or dividend reinvestment.

Item 4.	MINE SAFETY INFORMATION

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

TECO ENERGY, INC.
(Registrant)

Date: November 2, 2012	By:	/s/ S. W. CALLAHAN
S. W. CALLAHAN
Senior Vice President-Finance and Accounting
and Chief Financial Officer
(Chief Accounting Officer)
(Principal Financial and Accounting Officer)

TAMPA ELECTRIC COMPANY
(Registrant)

Date: November 2, 2012	By:	/s/ S. W. CALLAHAN
S. W. CALLAHAN
Vice President-Finance and Accounting
and Chief Financial Officer
(Chief Accounting Officer)
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of TECO Energy, Inc., as filed on May 3, 2012 (Exhibit 3.1, Form 8-K dated May 2, 2012 of TECO Energy, Inc.).	*

3.2	Bylaws of TECO Energy, Inc., as amended effective May 3, 2012 (Exhibit 3.2, Form 8-K dated May 2, 2012 of TECO Energy, Inc.).	*

3.3	Restated Articles of Incorporation of Tampa Electric Company, as amended on Nov. 30, 1982 (Exhibit 3 to Registration Statement No. 2-70653 of Tampa Electric Company).	*

3.4	Bylaws of Tampa Electric Company, as amended effective Feb. 2, 2011 (Exhibit 3.4, Form 10-K for 2010 of TECO Energy, Inc. and Tampa Electric Company).	*

4.1	Tenth Supplemental Indenture dated as of September 19, 2012 between Tampa Electric Company, as issuer, and The Bank of New York Mellon, as trustee (including the form of 2.60% notes due 2022) (Exhibit 4.25, Form 8-K dated September 28, 2012).	*

10.1	Equity Purchase Agreement dated as of September 27, 2012 between TECO Guatemala Holdings II, LLC and Sur Eléctrica Holding Limited.

10.2	Equity Purchase Agreement dated as of September 27, 2012 between TECO Guatemala Holdings II, LLC and Renewable Energy Investments Guatemala Limited.

10.3	Equity Purchase Agreement dated as of September 27, 2012 between TECO Guatemala Holdings II, LLC and Renewable Energy Investments Guatemala Limited.

12.1	Ratio of Earnings to Fixed Charges - TECO Energy, Inc.

12.2	Ratio of Earnings to Fixed Charges - Tampa Electric Company.

31.1	Certification of the Chief Executive Officer of TECO Energy, Inc. pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of TECO Energy, Inc. pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of the Chief Executive Officer of Tampa Electric Company pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of the Chief Financial Officer of Tampa Electric Company pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of TECO Energy, Inc. pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification of the Chief Executive Officer and Chief Financial Officer of Tampa Electric Company pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

95	Mine Safety Disclosure

101.INS	XBRL Instance Document	*	*

101.SCH	XBRL Taxonomy Extension Schema Document	*	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*	*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*	*

(1)	This certification accompanies the Quarterly Report on Form 10-Q and is not filed as part of it.
*	Indicates exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference. Exhibits filed with periodic reports of TECO Energy, Inc. and TEC were filed under Commission File Nos. 1-8180 and 1-5007, respectively.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.