Form 10-Q
period 2017-03-31
TAMPA ELECTRIC CO
filed 2017-05-11
CIK 96271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No	Exact name of each registrant as specified in its charter, state of incorporation, address of principal executive offices, telephone number	I.R.S. Employer Identification Number
1-5007	TAMPA ELECTRIC COMPANY	59-0475140
(a Florida corporation) TECO Plaza 702 N. Franklin Street Tampa, Florida 33602 (813) 228-1111

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on their corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrants were required to submit and post such files).     YES  ☒    NO  ☐

Indicate by check mark whether Tampa Electric Company is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark whether Tampa Electric Company has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether Tampa Electric Company is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES  ☐    NO  ☒

As of May 9, 2017, there were 10 shares of Tampa Electric Company’s common stock issued and outstanding, all of which were held, beneficially and of record, by TECO Energy, Inc.

ACRONYMS

Acronyms used in this and other filings with the U.S. Securities and Exchange Commission include the following:

Term	Meaning
ABS	asset-backed security
ADR	American depository receipts
AFUDC	allowance for funds used during construction
AFUDC-debt	debt component of allowance for funds used during construction
AFUDC-equity	equity component of allowance for funds used during construction
AMT	alternative minimum tax
AOCI	accumulated other comprehensive income
APBO	accumulated postretirement benefit obligation
ARO	asset retirement obligation
BACT	Best Available Control Technology
CAIR	Clean Air Interstate Rule
CCRs	coal combustion residuals
CMO	collateralized mortgage obligation
CNG	compressed natural gas
CPI	consumer price index
CSAPR	Cross State Air Pollution Rule
CO2	carbon dioxide
CT	combustion turbine
ECRC	environmental cost recovery clause
EEI	Edison Electric Institute
EGWP	Employee Group Waiver Plan
Emera	Emera Inc., a geographically diverse energy and services company headquartered in Nova Scotia, Canada
EPA	U.S. Environmental Protection Agency
ERISA	Employee Retirement Income Security Act
EROA	expected return on plan assets
EUSHI	Emera US Holdings Inc., a wholly owned subsidiary of Emera, which is the sole shareholder of TECO Energy’s common stock
FASB	Financial Accounting Standards Board
FDEP	Florida Department of Environmental Protection
FERC	Federal Energy Regulatory Commission
FPSC	Florida Public Service Commission
GHG	greenhouse gas(es)
HAFTA	Highway and Transportation Funding Act
HCIDA	Hillsborough County Industrial Development Authority
IGCC	integrated gasification combined-cycle
IOU	investor owned utility
IRS	Internal Revenue Service
ISDA	International Swaps and Derivatives Association
ITCs	investment tax credits
KW	kilowatt(s)
MAP-21	Moving Ahead for Progress in the 21st Century Act
MBS	mortgage-backed securities
MD&A	the section of this report entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations
Merger	Merger of Merger Sub Company with and into TECO Energy, with TECO Energy as the surviving corporation
MGP	manufactured gas plant
Merger Agreement	Agreement and Plan of Merger dated September 4, 2015, by and among TECO Energy, Emera and Merger Sub Company
Merger Sub Company	Emera US Inc., a Florida corporation
MMA	The Medicare Prescription Drug, Improvement and Modernization Act of 2003
MMBTU	one million British Thermal Units
MRV	market-related value
MW	megawatt(s)
MWH	megawatt-hour(s)

Term	Meaning
NAESB	North American Energy Standards Board
NAV	net asset value
NMGC	New Mexico Gas Company, Inc.
Note	Note to consolidated financial statements
NOx	nitrogen oxide
NPNS	normal purchase normal sale
NYMEX	New York Mercantile Exchange
O&M expenses	operations and maintenance expenses
OCI	other comprehensive income
OPC	Office of Public Counsel
OPEB	other postretirement benefits
OTC	over-the-counter
PBGC	Pension Benefit Guarantee Corporation
PBO	postretirement benefit obligation
PGA	purchased gas adjustment
PGS	Peoples Gas System, the gas division of Tampa Electric Company
PPA	power purchase agreement
PPSA	Power Plant Siting Act
PRP	potentially responsible party
R&D	research and development
REIT	real estate investment trust
RFP	request for proposal
ROE	return on common equity
Regulatory ROE	return on common equity as determined for regulatory purposes
ROW	rights-of-way
S&P	Standard and Poor’s
SCR	selective catalytic reduction
SEC	U.S. Securities and Exchange Commission
SO2	sulfur dioxide
SERP	Supplemental Executive Retirement Plan
STIF	short-term investment fund
Tampa Electric	Tampa Electric, the electric division of Tampa Electric Company
TEC	Tampa Electric Company
TECO Energy	TECO Energy, Inc., the direct parent company of Tampa Electric Company
TSI	TECO Services, Inc.
U.S. GAAP	generally accepted accounting principles in the United States
VIE	variable interest entity
WRERA	The Worker, Retiree and Employer Recovery Act of 2008

TAMPA ELECTRIC COMPANY

Consolidated Condensed Balance Sheets

Unaudited

Assets	March 31,	December 31,
(millions)	2017	2016
Property, plant and equipment
Utility plant
Electric	$8,281	$7,624
Gas	1,529	1,503
Construction work in progress	262	892
Utility plant, at original costs	10,072	10,019
Accumulated depreciation	(2,839)	(2,826)
Utility plant, net	7,233	7,193
Other property	11	10
Total property, plant and equipment, net	7,244	7,203

Current assets
Cash and cash equivalents	10	10
Receivables, less allowance for uncollectibles of $3 and $1 at March 31, 2017 and December 31, 2016, respectively	200	206
Due from affiliates	2	7
Inventories, at average cost
Fuel	78	77
Materials and supplies	93	86
Derivative assets	6	15
Regulatory assets	29	28
Prepayments and other current assets	22	21
Total current assets	440	450

Deferred debits
Regulatory assets	390	393
Other	31	37
Total deferred debits	421	430
Total assets	$8,105	$8,083

The accompanying notes are an integral part of the consolidated condensed financial statements.

 TAMPA ELECTRIC COMPANY

Consolidated Condensed Balance Sheets - continued

Unaudited

Liabilities and Capitalization	March 31,	December 31,
(millions)	2017	2016
Capitalization
Common stock	$2,483	$2,456
Accumulated other comprehensive loss	(3)	(3)
Retained earnings	303	311
Total capital	2,783	2,764
Long-term debt	2,163	2,163
Total capitalization	4,946	4,927

Current liabilities
Notes payable	276	170
Accounts payable	154	262
Due to affiliates	19	25
Customer deposits	141	146
Regulatory liabilities	124	154
Accrued interest	38	16
Accrued taxes	29	12
Other	10	11
Total current liabilities	791	796

Deferred credits
Deferred income taxes	1,425	1,407
Investment tax credits	22	11
Regulatory liabilities	584	591
Deferred credits and other liabilities	337	351
Total deferred credits	2,368	2,360

Commitments and Contingencies (see Note 8)

Total liabilities and capitalization	$8,105	$8,083

The accompanying notes are an integral part of the consolidated condensed financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Condensed Statements of Income and Comprehensive Income

Unaudited

	Three months ended March 31,
(millions)	2017	2016
Revenues
Electric	$442	$424
Gas	111	127
Total revenues	553	551
Expenses
Fuel	131	115
Purchased power	7	14
Cost of natural gas sold	36	50
Operations and maintenance	128	121
Depreciation and amortization	85	81
Taxes, other than income	49	49
Total expenses	436	430
Income from operations	117	121
Other income
Allowance for equity funds used during construction	1	6
Other income, net	2	1
Total other income	3	7
Interest charges
Interest on long-term debt	28	29
Interest expense	2	1
Allowance for borrowed funds used during construction	(1)	(2)
Total interest charges	29	28
Income before provision for income taxes	91	100
Provision for income taxes	35	37
Net income	$56	$63
Comprehensive income	$56	$63

The accompanying notes are an integral part of the consolidated condensed financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Condensed Statements of Cash Flows

Unaudited

	Three months ended March 31,
(millions)	2017	2016
Cash flows from operating activities
Net income	$56	$63
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	85	81
Deferred income taxes and investment tax credits	35	30
Allowance for equity funds used during construction	(1)	(6)
Deferred recovery clauses	(23)	27
Receivables, less allowance for uncollectibles	11	25
Inventories	(8)	(10)
Taxes accrued	16	82
Interest accrued	22	24
Accounts payable	(101)	(41)
Other	(16)	(7)
Cash flows from operating activities	76	268
Cash flows from investing activities
Capital expenditures	(143)	(151)
Cash flows used in investing activities	(143)	(151)
Cash flows from financing activities
Common stock	27	25
Net increase (decrease) in short-term debt	106	(61)
Dividends	(65)	(62)
Other financing activities	(1)	0
Cash flows from (used in) financing activities	67	(98)
Net increase in cash and cash equivalents	0	19
Cash and cash equivalents at beginning of period	10	9
Cash and cash equivalents at end of period	$10	$28
Supplemental disclosure of non-cash activities
Change in accrued capital expenditures	$(12)	$(5)

The accompanying notes are an integral part of the consolidated condensed financial statements.

TAMPA ELECTRIC COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

UNAUDITED

1. Summary of Significant Accounting Policies

See TEC’s 2016 Annual Report on Form 10-K for a complete discussion of accounting policies. The significant accounting policies for TEC include:

Principles of Consolidation and Basis of Presentation

For the purposes of its consolidated financial reporting, TEC is comprised of the electric division, referred to as Tampa Electric, and the natural gas division, referred to as PGS.

Intercompany balances and transactions within the divisions have been eliminated in consolidation. In the opinion of management, the unaudited consolidated condensed financial statements include all adjustments that are of a recurring nature and necessary to state fairly the financial position of TEC as of March 31, 2017 and December 31, 2016, and the results of operations and cash flows for the periods ended March 31, 2017 and 2016. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results that can be expected for the entire fiscal year ending December 31, 2017.

The use of estimates is inherent in the preparation of financial statements in accordance with U.S. GAAP. Actual results could differ from these estimates. The year-end consolidated condensed balance sheet data was derived from audited financial statements; however, this quarterly report on Form 10-Q does not include all year-end disclosures required for an annual report on Form 10-K by U.S. GAAP.

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

Revenues

As of March 31, 2017 and December 31, 2016, unbilled revenues of $56 million and $54 million, respectively, are included in the “Receivables” line item on the Consolidated Condensed Balance Sheets.

Accounting for Franchise Fees and Gross Receipts

Tampa Electric and PGS are allowed to recover certain costs from customers on a dollar-per-dollar basis through rates approved by the FPSC. The amounts included in customers’ bills for franchise fees and gross receipt taxes are included as revenues on the Consolidated Condensed Statements of Income. Franchise fees and gross receipt taxes payable by Tampa Electric and PGS are included as an expense on the Consolidated Condensed Statements of Income in “Taxes, other than income”. These amounts totaled $26 million and $28 million for the three months ended March 31, 2017 and 2016, respectively.

2. New Accounting Pronouncements

Future Accounting Pronouncements

TEC considers the applicability and impact of all Accounting Standard Updates (ASU) issued by the FASB.  The ASUs that have been issued, but that are not yet effective, are consistent with those disclosed in TEC’s 2016 Annual Report on Form 10-K, with the exception of the items noted below.

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which creates a new, principle-based revenue recognition framework, which has been codified as ASC Topic 606. The FASB issued amendments to ASC Topic 606 during 2016 to clarify certain implementation guidance and to reflect narrow scope improvements and practical expedients. The guidance will require additional disclosures regarding the nature, amount, timing and uncertainty of revenue and related cash flows arising from contracts with customers. This guidance will be effective for annual reporting periods, including interim reporting within those periods, beginning after December 15, 2017 and will allow for either full retrospective adoption or modified retrospective adoption. TEC will adopt this guidance effective January 1, 2018.

While TEC does not currently expect the impact to be significant, TEC is continuing to evaluate the impact of the adoption of this standard on its consolidated financial statements. TEC implemented a project plan in 2016, and is in the process of reviewing material revenue streams in line with this plan, with conclusions on the impact on the streams expected in the second and third quarter of 2017. In addition, TEC is evaluating the available adoption methods, the impact of collectibility risk, and disclosure requirements. In the first quarter of 2017, TEC has concluded that the accounting for contributions in aid of construction will be out of the scope of the new standard. TEC continues to monitor the assessment of ASC Topic 606 by the AICPA Power and Utilities Revenue Recognition Task Force.

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

Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost

In March 2017, the FASB issued ASU 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The guidance requires the service cost component of defined benefit pension or other postretirement benefit plans to be reported in the same line items as other compensation costs. The other components of net benefit cost are required to be presented in the Consolidated Statements of Income outside of income from operations. Only the service cost component will be eligible for capitalization. This guidance will be effective for annual reporting periods, including interim reporting within those periods, beginning after December 15, 2017. The guidance is required to be applied retrospectively for presentation in the Consolidated Statements of Income and prospectively for the guidance limiting capitalization. TEC is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

3. Regulatory

Base Rates-Tampa Electric

Tampa Electric’s results reflect a stipulation and settlement agreement entered into on September 6, 2013, between Tampa Electric and the intervenors in its Tampa Electric division base rate proceeding, which resolved all matters in Tampa Electric’s 2013 base rate proceeding. On September 11, 2013, the FPSC unanimously voted to approve the stipulation and settlement agreement.

This agreement provided for the following revenue increases: $58 million effective November 1, 2013, an additional $8 million effective November 1, 2014, an additional $5 million effective November 1, 2015, and an additional $110 million effective the date that the expansion of Tampa Electric’s Polk Power Station went into service, which was January 16, 2017. The agreement also provides for Tampa Electric’s allowed regulatory ROE to be a mid-point of 10.25% with a range of plus or minus 1%, with a potential increase to 10.50% if U.S. Treasury bond yields exceed a specified threshold. The agreement provides that Tampa Electric cannot file for additional base rate increases to be effective sooner than January 1, 2018, unless its earned ROE were to fall below 9.25% (or 9.5% if the allowed ROE were increased as described above) before that time. If its earned ROE were to rise above 11.25% (or 11.5% if the allowed ROE were increased as described above) any party to the agreement other than Tampa Electric could seek a review of its base rates. Under the agreement, the allowed equity in the capital structure is 54% from investor sources of capital and Tampa Electric began using a 15-year amortization period for all computer software beginning on January 1, 2013.

Storm Damage Cost Recovery-Tampa Electric

As a result of several named storms including Tropical Storm Colin, Hurricane Hermine and Hurricane Matthew, Tampa Electric incurred $9 million of storm costs in 2016. On January 31, 2017, Tampa Electric petitioned the FPSC to seek full recovery of those costs as a surcharge to customers during the five-month period ended December 31, 2017. Subsequent communications with FPSC staff and signatories to the 2013 stipulation and settlement agreement resulted in a conclusion to withdraw the petition, apply the storm costs to the transmission and delivery storm reserve and seek recovery of storm costs once the reserve is fully depleted. See the table below for the regulatory liability.

Base Rates-PGS

On June 28, 2016, PGS filed its depreciation study with the FPSC seeking approval for new depreciation rates. After communications with the FPSC staff, on December 15, 2016, PGS and OPC filed a settlement with the FPSC agreeing to new depreciation rates that reduce annual depreciation expense by $16 million, accelerate the amortization of the regulatory asset associated with environmental remediation costs as described below, include obsolete plastic pipe replacements through the existing cast iron and bare steel replacement rider, and decrease the bottom of the ROE range from 9.75% to 9.25%. The new bottom of the ROE range will remain until the earlier of new base rates established in PGS’s next general base rate proceeding or December 31, 2020. The top of the ROE range will continue to be 11.75%, and the ROE of 10.75% will continue to be used for the calculation of return on investment for clauses and riders. On February 7, 2017, the FPSC approved the settlement agreement. No change in customer rates resulted from this agreement.

As part of the settlement, PGS and OPC agreed that at least $32 million of PGS’s regulatory asset associated with the environmental liability for current and future remediation costs related to former MGP sites, to the extent expenses are reasonably and prudently incurred, will be amortized over the period 2016 through 2020. At least $21 million will be amortized over a two-year recovery period beginning in 2016. In 2016, PGS recorded $16 million of this amortization expense. This additional amortization expense in 2016 was offset by the decrease in depreciation expense as discussed above with no impact to 2016 earnings. For the three months ended March 31, 2017, PGS recorded $1 million of amortization expense.

Regulatory Assets and Liabilities

Tampa Electric and PGS apply the accounting standards for regulated operations. Areas of applicability include: revenue recognition resulting from cost-recovery clauses that provide for monthly billing charges to reflect increases or decreases in fuel, purchased power, conservation and environmental costs; the deferral of costs as regulatory assets to the period in which the regulatory agency recognizes them when cost recovery is ordered over a period longer than a fiscal year; and the advance recovery of expenditures for approved costs such as future storm damage or the future removal of property. All regulatory assets are recovered through the regulatory process.

Details of the regulatory assets and liabilities are presented in the following table:

Regulatory Assets and Liabilities
(millions)	March 31, 2017	December 31, 2016
Regulatory assets:
Regulatory tax asset (1)	$85	$86
Cost-recovery clauses - deferred balances (2)	10	8
Environmental remediation (3)	35	37
Postretirement benefits (4)	269	272
Other	20	18
Total regulatory assets	419	421
Less: Current portion	29	28
Long-term regulatory assets	$390	$393
Regulatory liabilities:
Regulatory tax liability	$12	$6
Cost-recovery clauses - deferred balances (2)	91	112
Cost-recovery clauses - offsets to derivative assets (2)	6	17
Transmission and delivery storm reserve	47	56
Accumulated reserve - cost of removal (5)	545	547
Other	7	7
Total regulatory liabilities	708	745
Less: Current portion	124	154
Long-term regulatory liabilities	$584	$591
(1)

The regulatory tax asset is primarily associated with the depreciation and recovery of AFUDC-equity. This asset does not earn a return but rather is included in the capital structure, which is used in the calculation of the weighted cost of capital used to determine revenue requirements. It will be recovered over the expected life of the related assets.

(2)

These assets and liabilities are related to FPSC clauses and riders. They are recovered or refunded through cost-recovery mechanisms approved by the FPSC on a dollar-for-dollar basis in the next year. In the case of the regulatory liability related to derivative assets, refund occurs in the year following the settlement of the derivative position.

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

The IRS concluded its examination of TECO Energy’s 2015 consolidated federal income tax return in March 2017 with no changes required. The U.S. federal statute of limitations remains open for the year 2013 and forward. The short tax year ending June 30, 2016 is currently under examination by the IRS under its Compliance Assurance Program (CAP). Due to the Merger with Emera, TECO Energy is only able to participate in the CAP through its short tax year ending June 30, 2016.

TEC’s effective tax rates for the three months ended March 31, 2017 and 2016 were 38.46% and 36.70%, respectively. The increase in the three-month effective tax rate in 2017 versus the same period in 2016 is primarily due to a decreased AFUDC-equity tax benefit. TEC’s effective tax rates for the three months ended March 31, 2017 and 2016 differ from the statutory rate principally due to the tax benefit related to AFUDC-equity.

As of March 31, 2017, the amount of unrecognized tax benefits was $7 million, all of which was recorded as a reduction of deferred income tax assets for tax credit carryforwards. TEC believes that the total unrecognized tax benefits will decrease within the next twelve months due to the expected audit examination of TECO Energy’s consolidated federal income tax return for the short tax year ending June 30, 2016. As of March 31, 2017, if recognized, $7 million of the unrecognized tax benefits would reduce TEC’s effective tax rate.

5. Employee Postretirement Benefits

TEC is a participant in the comprehensive retirement plans of TECO Energy. The following table presents detail related to TECO Energy’s periodic expense for pension and other postretirement benefits. Amounts disclosed for TECO Energy’s pension benefits include the amounts related to its qualified pension plan and non-qualified, non-contributory SERP.

TECO Energy Pension Expense
(millions)	Pension Benefits			Other Postretirement Benefits
Three months ended March 31,	2017		2016	2017	2016
Components of net periodic benefit expense
Service cost	$5		$5	$1	$1
Interest cost	7		8	2	2
Expected return on assets	(12)		(11)	0	0
Amortization of:
Prior service (benefit) cost	0		0	(1)	(1)
Actuarial loss	4		3	0	0
Settlement cost	7	(1)	0	0	0
Net pension expense recognized in the TECO Energy Consolidated Condensed Statements of Income	$11		$5	$2	$2

(1)	Represents TECO Energy’s SERP settlement charge as a result of retirements that occurred subsequent to the Merger with Emera. The charge did not impact TEC’s financial statements.

TEC’s portion of the net pension expense for the three months ended March 31, 2017 and 2016, respectively, was $3 million and $3 million for pension benefits, and $1 million and $2 million for other postretirement benefits.

For the January 1, 2017 measurement, TECO Energy assumed a long-term EROA of 7.00% and a discount rate of 4.160% for pension benefits under its qualified pension plan.  For the January 1, 2017 measurement of TECO Energy’s other postretirement benefits, TECO Energy used a discount rate of 4.280%.

TECO Energy made contributions of $14 million and $5 million to its qualified pension plan in the three months ended March 31, 2017 and 2016, respectively. TEC’s portion of these contributions was $11 million and $4 million, respectively.

Included in the benefit expenses discussed above, for the three months ended March 31, 2017 and 2016, TEC reclassified $2 million and $2 million, respectively, of unamortized prior service benefit and actuarial losses from regulatory assets to net income.

6. Short-Term Debt

Details of the credit facilities and related borrowings are presented in the following table:

	March 31, 2017			December 31, 2016
			Letters			Letters
	Credit	Borrowings	of Credit	Credit	Borrowings	of Credit
(millions)	Facilities	Outstanding (1)	Outstanding	Facilities	Outstanding (1)	Outstanding
Tampa Electric Company:
5-year facility (2)	$325	$175	$1	$325	$40	$1
3-year accounts receivable facility (3)	150	101	0	150	130	0
Total	$475	$276	$1	$475	$170	$1
(1)	Borrowings outstanding are reported as notes payable.
(2)	This 5-year facility matures March 22, 2022.
(3)	This 3-year facility matures March 23, 2018.

At March 31, 2017, these credit facilities required commitment fees ranging from 12.5 to 30.0 basis points. The weighted-average interest rate on outstanding amounts payable under the credit facilities at March 31, 2017 and December 31, 2016 was 1.72% and 1.49%, respectively.

Tampa Electric Company Credit Facility

On March 22, 2017, TEC amended its $325 million bank credit facility, entering into a Fifth Amended and Restated Credit Agreement. The amendment (i) extended the maturity date of the credit facility from December 17, 2018 to March 22, 2022 (subject to further extension with the consent of each lender); (ii) includes a $50 million letter of credit facility; and (iii) made other technical changes.

7. Long-Term Debt

Fair Value of Long-Term Debt

At March 31, 2017, TEC’s total long-term debt had a carrying amount of $2,163 million and an estimated fair market value of $2,308 million. At December 31, 2016, TEC’s total long-term debt had a carrying amount of $2,163 million and an estimated fair market value of $2,345 million. TEC uses the market approach in determining fair value. The majority of the outstanding debt is valued using real-time financial market data. The remaining securities are valued using prices obtained from the Municipal Securities Rulemaking Board or by applying estimated credit spreads obtained from a third party to the par value of the security. The fair value of debt securities totaling $57 million is determined using Level 1 measurements; the fair value of the remaining debt securities is determined using Level 2 measurements (see Note 11 for information regarding the fair value hierarchy).

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

Tampa Electric Legal Proceeding

A suit has been filed against Tampa Electric alleging, among other things, wrongful death due to electrocution as a result of coming into contact with a downed power line in July 2016. Discovery is currently ongoing in the case. TEC is unable at this time to estimate the possible loss or range of loss with respect to this matter. While the outcome of such proceeding is uncertain, management does not believe that its ultimate resolution will have a material adverse effect on TEC’s results of operations, financial condition or cash flows.

PGS Legal Proceeding

In November 2010, heavy equipment operated at a road construction site being conducted by Posen Construction, Inc. struck a natural gas line causing a rupture and ignition of the gas and an outage in natural gas service.  PGS filed suit in April 2011 against Posen Construction, Inc. in Federal Court for the Middle District of Florida to recover damages for repair and restoration relating to the incident and Posen Construction, Inc. counter-claimed against PGS alleging negligence. In the first quarter of 2014, the parties entered into a settlement agreement that resolves the claims of the parties. In addition, a suit was filed in November 2011 by the Posen Construction, Inc. employee operating the heavy equipment involved in the incident in Lee County Circuit Court against PGS and a PGS contractor involved in the project, seeking damages for his injuries. The suit against PGS remains pending. No trial date is currently set. TEC is unable at this time to estimate the possible loss or range of loss with respect to this matter. While the outcome of such proceeding is uncertain, management does not believe that its ultimate resolution will have a material adverse effect on TEC’s results of operations, financial condition or cash flows.

Superfund and Former Manufactured Gas Plant Sites

TEC, through its Tampa Electric and PGS divisions, is a PRP for certain superfund sites and, through its PGS division, for certain former MGP sites. While the joint and several liability associated with these sites presents the potential for significant response costs, as of March 31, 2017, TEC has estimated its ultimate financial liability to be $30 million, primarily at PGS. This amount has been accrued and is primarily reflected in the long-term liability section under “Deferred credits and other liabilities” on the Consolidated Condensed Balance Sheets. The environmental remediation costs associated with these sites are expected to be paid over many years.

The estimated amounts represent only the portion of the cleanup costs attributable to TEC. The estimates to perform the work are based on TEC’s experience with similar work, adjusted for site-specific conditions and agreements with the respective governmental agencies. The estimates are made in current dollars, are not discounted and do not assume any insurance recoveries.

In instances where other PRPs are involved, most of those PRPs are creditworthy and are likely to continue to be creditworthy for the duration of the remediation work. However, in those instances that they are not, TEC could be liable for more than TEC’s currently assessed percentage of the remediation costs.

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

Long-Term Commitments

TEC has commitments for purchased power and long-term leases, primarily for building space, vehicles, office equipment and heavy equipment. TEC also has other purchase obligations for long-term service agreements and capital projects.  In addition, TEC has payment obligations under contractual agreements for fuel, fuel transportation and power purchases that are recovered from customers under regulatory clauses. The following is a schedule of future payments under PPAs, minimum lease payments with non-cancelable lease terms in excess of one year, and other net purchase obligations/commitments at March 31, 2017:

			Long-term Service
	Purchased	Operating	Agreements/Capital	Clause Recoverable
(millions)	Power	Leases	Projects	Commitments	Total
Year ended December 31:
2017	$11	$6	$52	$515	$584
2018	10	3	11	264	288
2019	0	2	12	186	200
2020	0	2	7	163	172
2021	0	2	7	132	141
Thereafter	0	38	24	1,157	1,219
Total future minimum payments	$21	$53	$113	$2,417	$2,604

Financial Covenants

TEC must meet certain financial tests, including a debt to capital ratio, as defined in the applicable banking agreements. TEC has certain restrictive covenants in specific agreements and debt instruments. At March 31, 2017, TEC was in compliance with all required financial covenants.

9. Segment Information

(millions)	Tampa				Tampa Electric
Three months ended March 31,	Electric	PGS	Eliminations		Company
2017
Revenues - external	$442	$111	$0		$553
Intracompany sales	0	1	(1)		0
Total revenues	442	112	(1)		553
Total interest charges	25	4	0		29
Net income	$42	$14	$0		$56
2016
Revenues - external	$424	$127	$0		$551
Intracompany sales	1	4	(5)		0
Total revenues	425	131	(5)		551
Total interest charges	24	4	0		28
Net income	$50	$13	$0		$63
Total assets at March 31, 2017	$7,388	$1,213	$(496)	(1)	$8,105
Total assets at December 31, 2016	$7,357	$1,191	$(465)	(1)	$8,083

(1)	Amounts relate to consolidated deferred tax reclassifications. Deferred tax assets are reclassified and netted with deferred tax liabilities upon consolidation.

10. Accounting for Derivative Instruments and Hedging Activities

From time to time, TEC enters into futures, forwards, swaps and option contracts for the following purposes:

•	To limit the exposure to price fluctuations for physical purchases and sales of natural gas in the course of normal operations, and
•	To limit the exposure to interest rate fluctuations on debt securities.

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

In November 2016, Tampa Electric and the other major electric IOUs in Florida signed a stipulation agreement approved by the FPSC calling for a one-year moratorium on hedging of natural gas purchases. The stipulation agreement called for the FPSC to oversee one or more workshops in 2017 to seek a cost-effective way to insure against rising gas prices.  In April 2017, the FPSC decided to hold a hearing in the fall of 2017 to consider whether hedging should resume or be discontinued altogether.

TEC applies the accounting standards for derivative instruments and hedging activities. These standards require companies to recognize derivatives as either assets or liabilities in the financial statements, to measure those instruments at fair value and to reflect the changes in the fair value of those instruments as either components of OCI or in net income, depending on the designation of those instruments (see Note 11). The changes in fair value that are recorded in OCI are not immediately recognized in current net income. As the underlying hedged transaction matures or the physical commodity is delivered, the deferred gain or loss on the related hedging instrument must be reclassified from OCI to earnings based on its value at the time of the instrument’s settlement. For effective hedge transactions, the amount reclassified from OCI to earnings is offset in net income by the market change of the amount paid or received on the underlying physical transaction.

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

TEC’s physical contracts qualify for the NPNS exception to derivative accounting rules, provided they meet certain criteria. Generally, NPNS applies if TEC deems the counterparty creditworthy, if the counterparty owns or controls resources within the proximity to allow for physical delivery of the commodity, if TEC intends to receive physical delivery and if the transaction is reasonable in relation to TEC’s business needs. As of March 31, 2017, all of TEC’s physical contracts qualify for the NPNS exception.

The derivatives that are designated as cash flow hedges at March 31, 2017 and December 31, 2016 are reflected on TEC’s Consolidated Condensed Balance Sheets and classified accordingly as current and long term assets and liabilities on a net basis as permitted by their respective master netting agreements. There were $6 million and $17 million derivative assets as of March 31, 2017 and December 31, 2016, respectively. Derivative liabilities were zero as of March 31, 2017 and December 31, 2016. There are minor offset amount differences between the gross derivative assets and liabilities and the net amounts included in the Consolidated Balance Sheets. There was no collateral posted with or received from any counterparties.

All of the derivative asset and liabilities at March 31, 2017 and December 31, 2016 are designated as hedging instruments, which primarily are derivative hedges of natural gas contracts to limit the exposure to changes in market price for natural gas used to produce energy and natural gas purchased for resale to customers. The corresponding effect of these natural gas related derivatives on the regulated utilities’ fuel recovery clause mechanism is reflected on the Consolidated Balance Sheets as current and long-term regulatory assets and liabilities. Based on the fair value of the instruments at March 31, 2017, net pretax reductions in fuel costs of $6 million are expected to be reclassified from regulatory assets or liabilities to the Consolidated Statements of Income within the next twelve months.

For derivative instruments that meet cash flow hedge criteria, the effective portion of the gain or loss on the derivative is reported as a component of OCI and reclassified into earnings in the same period or period during which the hedged transaction affects earnings. Gains and losses on the derivatives representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. For the three months ended March 31, 2017 and 2016, all hedges were effective. The derivative after-tax effect on OCI and the amount of after-tax gain or loss reclassified from AOCI into earnings for the three months ended March 31, 2017 and 2016 is less than $1 million. Gains and losses were the result of interest rate contracts and the reclassifications to income were reflected in Interest expense.

The maximum length of time over which TEC is hedging its exposure to the variability in future cash flows extends to November 30, 2018 for financial natural gas contracts. The following table presents TEC’s derivative volumes that, as of March 31, 2017, are expected to settle during the 2017 and 2018 fiscal years:

	Natural Gas Contracts
(millions)	(MMBTUs)
Year	Physical	Financial
2017	0	17
2018	0	7
Total	0	24

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

It is possible that volatility in commodity prices could cause TEC to have material credit risk exposures with one or more counterparties. If such counterparties fail to perform their obligations under one or more agreements, TEC could suffer a material financial loss. However, as of March 31, 2017, substantially all of the counterparties with transaction amounts outstanding in TEC’s energy portfolio were rated investment grade by the major rating agencies. TEC assesses credit risk internally for counterparties that are not rated.

TEC has entered into commodity master arrangements with its counterparties to mitigate credit exposure to those counterparties. TEC generally enters into standardized master arrangements in the electric and gas industry. TEC believes that entering into such agreements reduces the risk from default by creating contractual rights relating to creditworthiness, collateral and termination.

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

The following tables set forth by level within the fair value hierarchy, TEC’s financial assets and liabilities that were accounted for at fair value on a recurring basis. As required by accounting standards for fair value measurements, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. TEC’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

Recurring Derivative Fair Value Measures
	As of March 31, 2017
(millions)	Level 1	Level 2	Level 3	Total
Assets
Natural gas swaps	$0	$6	$0	$6

	As of December 31, 2016
(millions)	Level 1	Level 2	Level 3	Total
Assets
Natural gas swaps	$0	$17	$0	$17

Natural gas swaps are OTC swap instruments. The fair value of the swaps is estimated utilizing the market approach. The price of swaps is calculated using observable NYMEX quoted closing prices of exchange-traded futures. These prices are applied to the notional quantities of active positions to determine the reported fair value (see Note 10).

TEC considered the impact of nonperformance risk in determining the fair value of derivatives. TEC considered the net position with each counterparty, past performance of both parties, the intent of the parties, indications of credit deterioration and whether the markets in which TEC transacts have experienced dislocation. At March 31, 2017, the fair value of derivatives was not materially affected by nonperformance risk. There were no Level 3 assets or liabilities for the periods presented.

As of March 31, 2017 and December 31, 2016, the carrying value of TEC’s short-term debt was not materially different from the fair value due to the short-term nature of the instruments and because the stated rates approximate market rates. The fair value of TEC’s short-term debt is determined using Level 2 measurements. See Note 7 for information regarding the fair value of long-term debt.

12. Variable Interest Entities

The determination of a VIE’s primary beneficiary is the enterprise that has both 1) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and 2) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE.

Tampa Electric has entered into multiple PPAs with wholesale energy providers in Florida to ensure the ability to meet customer energy demand and to provide lower cost options in the meeting of this demand. These agreements range in size from 117 MW to 250 MW of available capacity, are with similar entities and contain similar provisions. Because some of these provisions provide for the transfer or sharing of a number of risks inherent in the generation of energy, these agreements meet the definition of being variable interests. These risks include: operating and maintenance, regulatory, credit, commodity/fuel and energy market risk. Tampa Electric has reviewed these risks and has determined that the owners of these entities have retained the majority of these risks over the expected life of the underlying generating assets, have the power to direct the most significant activities, and have the obligation or right to absorb losses or benefits. As a result, Tampa Electric is not the primary beneficiary and is not required to consolidate any of these entities. Tampa Electric purchased $4 million and $13 million under these PPAs for the three months ended March 31, 2017 and 2016, respectively.

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

This Management’s Discussion & Analysis contains forward-looking statements, which are subject to the inherent uncertainties in predicting future results and conditions. Actual results may differ materially from those forecasted. The forecasted results are based on TEC's current expectations and assumptions, and TEC does not undertake to update that information or any other information contained in this Managements Discussion & Analysis, except as may be required by law. Factors that could impact actual results include: regulatory actions or legislation by federal, state or local authorities; unexpected capital needs or unanticipated reductions in cash flow that affect liquidity; the ability to access the capital and credit markets when required; general economic conditions affecting customer growth and energy sales at the utility companies; economic conditions affecting the Florida economy; weather variations and customer energy usage patterns affecting sales and operating costs at the utilities and the effect of weather conditions on energy consumption; the effect of extreme weather conditions or hurricanes; general operating conditions; input commodity prices affecting cost; natural gas demand; and the ability of TEC to operate equipment without undue accidents, breakdowns or failures. Additional information is contained under "Risk Factors" in TEC’s Annual Report on Form 10-K for the year ended December 31, 2016.

Earnings Summary - Unaudited

	Three months ended March 31,
(millions)	2017	2016
Segment revenues
Tampa Electric	$442	$425
PGS	112	131
Eliminations	(1)	(5)
	$553	$551

Net income
Tampa Electric	$42	$50
PGS	14	13
	$56	$63

Operating Results

Three Months Ended March 31, 2017

First quarter 2017 net income was $56 million, compared with $63 million in the first quarter of 2016.  First quarter 2017 results were impacted by mild weather and higher operations and maintenance expense, excluding all FPSC-approved cost-recovery clauses, partially offset by customer growth. See below for further detail.

Operating Company Results

All amounts included in the operating company discussions below are after tax, unless otherwise noted.

Tampa Electric Company – Electric Division

Tampa Electric’s net income for the first quarter of 2017 was $42 million, compared with $50 million for the same period in 2016.  Results reflected higher operations and maintenance, depreciation and property tax expenses. First-quarter net income in 2017 included $1 million of AFUDC-equity, the allowed equity cost capitalized to construction costs, which decreased compared with $6 million in the same period in 2016 due to the completion of the Polk Power Station expansion in January 2017. Results for the quarter reflect a 2.1% higher number of customers compared to the same period in 2016.

Total degree days in Tampa Electric's service area in the first quarter of 2017 were 7% below normal and 8% below the 2016 period as a result of mild winter weather. Total net energy for load decreased 1.3% in the first quarter of 2017, compared with the same period in 2016. In the 2017 period, pretax base revenues were $16 million higher than in 2016, driven by approximately $20 million pre-tax from higher base rates as a result of the 2013 rate case settlement related to the addition of the Polk Power Station in January 2017. The quarter base revenues also increased as a result of customer growth partially offset by impacts from mild winter weather.

Operations and maintenance expense, excluding all FPSC-approved cost-recovery clauses, was $6 million higher than in the 2016 quarter, reflecting higher costs to safely and reliably operate and maintain the transmission and distribution systems, and higher employee-benefit costs in 2017 compared to 2016.  Depreciation and amortization expense increased $4 million in 2017, as the Polk unit was placed in service in January 2017 and from normal additions to facilities to reliably serve customers.

Tampa Electric’s regulated operating statistics for the three months ended March 31, 2017 and 2016 are as follows:

(millions, except customers and total degree days)	Operating Revenues			Kilowatt-hour sales
Three months ended March 31,	2017	2016	% Change	2017	2016	% Change
By Customer Type
Residential	$198	$217	(9)	1,761	1,915	(8)
Commercial	131	133	(2)	1,431	1,388	3
Industrial	39	39	-	504	461	9
Other sales of electricity	37	40	(8)	386	401	(4)
Deferred and other revenues (1)	22	(19)	216
Total energy sales	427	410	4	4,082	4,165	(2)
Sales for resale	1	1	-	36	50	(28)
Other operating revenue	14	14	-
Total revenues	$442	$425	4	4,118	4,215	(2)
Customers at March 31, (thousands)	743	728	2
Retail net energy for load (kilowatt hours)				4,261	4,317	(1)
Total degree days				553	602	(8)

(1) Primarily reflects the timing of clause recoveries.

Tampa Electric Company – Natural Gas Division

PGS reported net income of $14 million for the first quarter, compared with $13 million in the first quarter of 2016. Results reflect a 2.2% higher number of customers in the first quarter of 2017 compared to the first quarter of 2016. Residential and commercial therm sales decreased due to the very mild winter. Depreciation and amortization decreased $1 million due to new rates that reduce depreciation expense in accordance with an FPSC-approved 2016 depreciation study, partially offset by accelerated amortization of the regulatory asset associated with MGP environmental remediation costs (see Note 3 to the TEC Consolidated Condensed Financial Statements). First-quarter results in 2016 included $2 million of one-time compliance-related costs.

PGS’s regulated operating statistics for the three months ended March 31, 2017 and 2016 are as follows:

(millions, except customers)	Operating Revenues			Therms
Three months ended March 31,	2017	2016	% Change	2017	2016	% Change
By Customer Type
Residential	$42	$50	(16)	28	33	(15)
Commercial	39	43	(9)	134	141	(5)
Industrial	4	3	33	87	83	5
Off system sales	10	13	(23)	27	54	(50)
Power generation	1	2	(50)	181	191	(5)
Other revenues	13	17	(24)
Total	$109	$128	(15)	457	502	(9)
By Sales Type
System supply	$61	$75	(19)	61	94	(35)
Transportation	34	36	(6)	396	408	(3)
Other revenues	14	17	(18)
Total	$109	$128	(15)	457	502	(9)
Customers at March 31, (thousands) (1)	372	364	2

(1)    The amount of 2016 customers reflects an updated customer count methodology due to the implementation of a new Customer Relationship Management and Billing System in the first quarter of 2017.

Other Income

For the three months ended March 31, 2017 and 2016, other income was $3 million and $7 million, respectively, and included AFUDC-equity of $1 million and $6 million, respectively. The decrease in AFUDC-equity is due to Tampa Electric’s Polk Power Station Units 2-5 combined cycle conversion being placed in service in January 2017.

Income Taxes

The provisions for income taxes for the three months ended March 31, 2017 and 2016 were $35 million and $37 million, respectively. The provision for income taxes for the three months ended March 31, 2017 decreased due to lower pre-tax income.

Liquidity and Capital Resources

The table below sets forth the March 31, 2017 liquidity, cash balances, and amounts available under the TEC credit facilities.

(millions)
Credit facilities	$475
Drawn amounts/letters of credit (1)	277
Available credit facilities	198
Cash and short-term investments	10
Total liquidity	$208

(1)	The increase from $171 million at December 31, 2016 is primarily attributable to the decrease in cash flows from operating activities. See below for further information.

Cash Impacts Related to Operating Activities

Cash flows from operating activities for the three months ended March 31, 2017 decreased compared to the same period in 2016. The decrease is primarily due to payments in 2017 related to significant December 2016 accruals for products and services; refunds to retail customers for prior period fuel clause over-recoveries; less 2017 fuel clause over-recoveries; and tax refunds in the first quarter of 2016.

Covenants in Financing Agreements

In order to utilize its bank credit facilities, TEC must meet certain financial tests as defined in the applicable agreements. In addition, TEC has certain restrictive covenants in specific agreements and debt instruments. At March 31, 2017, TEC was in compliance with all applicable financial covenants. The table that follows lists the significant financial covenants and the performance relative to them at March 31, 2017. Reference is made to the specific agreements and instruments for more details.

Significant Financial Covenants

			Calculation
Instrument	Financial Covenant (1)	Requirement/Restriction	March 31, 2017
Credit facility (2)	Debt/capital	Cannot exceed 65%	46.7%
Accounts receivable credit facility (2)	Debt/capital	Cannot exceed 65%	46.7%

(1)	As defined in each applicable instrument.
(2)	See Note 6 to the TEC Consolidated Condensed Financial Statements for details of the credit facilities.

Credit Ratings of Senior Unsecured Debt at March 31, 2017

	S&P	Moody’s	Fitch
Credit ratings of senior unsecured debt	BBB+	A3	A-

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

A credit rating agency rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Our access to capital markets and cost of financing, including the applicability of restrictive financial covenants, are influenced by the ratings of our securities. In addition, certain of TEC’s derivative instruments contain provisions that require TEC’s debt to maintain investment grade credit ratings (see Note 10 to the TEC Consolidated Condensed Financial Statements).

Commitments and Contingencies

See Note 8 to the TEC Consolidated Condensed Financial Statements for information regarding TEC’s commitments and contingencies as of March 31, 2017.

Capital Investments

On January 16, 2017, the expansion of Tampa Electric’s Polk Power Station went into service. Therefore, construction work in progress decreased and plant increased by $524 million related to the Polk Power Station in January 2017.

The 2017 forecasted capital expenditures shown below are based on current estimates and assumptions. Actual capital expenditures could vary materially from these estimates due to changes in costs for materials or labor or changes in plans.

(millions)	Forecasted 2017
Tampa Electric (1)
Transmission	$39
Distribution	164
Generation	116
New renewable generation	14
Facilities, equipment, vehicles and other	147
Tampa Electric total	480
PGS	141
Total	$621
(1)	Individual line items exclude AFUDC-debt and equity.

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

The valuation methods used to determine fair value are described in Notes 7 and 11 to the TEC Consolidated Condensed Financial Statements. In addition, TEC considered the impact of nonperformance risk in determining the fair value of derivatives. TEC considered the net position with each counterparty, past performance of both parties and the intent of the parties, indications of credit deterioration and whether the markets in which TEC transacts have experienced dislocation. At March 31, 2017, the fair value of derivatives was not materially affected by nonperformance risk.

Critical Accounting Policies and Estimates

TEC’s critical accounting policies relate to deferred income taxes, employee postretirement benefits and regulatory accounting. For further discussion of critical accounting policies and estimates, see TEC’s Annual Report on Form 10-K for the year ended December 31, 2016.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Changes in Fair Value of Derivatives

The change in fair value of derivatives is largely due to settlements of natural gas swaps and the decrease in the average market price component of TEC’s outstanding natural gas swaps of approximately 4% from December 31, 2016 to March 31, 2017. TEC decreased the natural gas volume hedged as of March 31, 2017 as compared to December 31, 2016 by approximately 27%.

The following tables summarize the changes in and the fair value balances of derivative assets (liabilities) for the three-month period ended March 31, 2017:

Change in Fair Value of Derivatives (millions)

Net fair value of derivatives as of December 31, 2016	$17
Additions and net changes in unrealized fair value of derivatives	(10)
Realized net settlement of derivatives	(1)
Net fair value of derivatives as of March 31, 2017	$6

Roll-Forward of Derivative Net Assets (Liabilities) (millions)

Total derivative net assets (liabilities) as of December 31, 2016	$17
Change in fair value of derivative net assets (liabilities):
Recorded as regulatory assets and liabilities or other comprehensive income	(10)
Realized net settlement of derivatives	(1)
Net fair value of derivatives as of March 31, 2017	$6

Below is a summary table of sources of fair value, by maturity period, for derivative contracts at March 31, 2017:

Maturity and Source of Derivative Contracts Net Assets (Liabilities) (millions)	Current	Non-current	Total Fair Value
Source of fair value
Other external price sources (1)	$6	$0	$6

(1)	Reflects over-the-counter natural gas derivative contracts for which the primary pricing inputs in determining fair value are NYMEX quoted closing prices of exchange-traded instruments.

For all unrealized derivative contracts, the valuation is an estimate based on the best available information. Actual cash flows could be materially different from the estimated value upon maturity.

Item 4.	CONTROLS AND PROCEDURES
(a)

Evaluation of Disclosure Controls and Procedures. TEC’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of TEC’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2017. Based on such evaluation, TEC’s principal financial officer and principal executive officer have concluded that, as of March 31, 2017, TEC’s disclosure controls and procedures are effective.

(b)

Changes in Internal Controls. TEC has implemented a Customer Relationship Management and Billing System, developed by SAP, to replace certain of its legacy computer systems as a process improvement initiative. This system became operational in January 2017. In response, TEC has made appropriate changes to internal controls and procedures, as is expected with a major system implementation. There were no other changes in TEC’s internal controls over financial reporting (as defined in Rules 13a–15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of TEC’s internal control over financial reporting that occurred during TEC’s last fiscal quarter that have materially affected, or is reasonably likely to materially affect, such controls.

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

For a discussion of certain legal proceedings and environmental matters, including an update of previously disclosed legal proceedings and environmental matters, see Note 8 of the TEC Consolidated Condensed Financial Statements.

Item 6.	EXHIBITS

Exhibits - See index on page 27.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TAMPA ELECTRIC COMPANY
(Registrant)

Date: May 11, 2017	By:	/s/ Gregory W. Blunden
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

10.1

Fifth Amended and Restated Credit Agreement dated as of March 22, 2017, among Tampa Electric Company,

as Borrower, with Wells Fargo Bank, National Association, as Administrative Agent, and the Lenders and LC Issuing Banks party thereto (Exhibit 10.1, Form 8-K dated March 22, 2017 of Tampa Electric Company).

*

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