Form 10-Q
period 2017-06-30
TAMPA ELECTRIC CO
filed 2017-08-11
CIK 96271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on their corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrants were required to submit and post such files).     YES  ☒    NO  ☐

Indicate by check mark whether Tampa Electric Company is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 9, 2017, there were 10 shares of Tampa Electric Company’s common stock issued and outstanding, all of which were held, beneficially and of record, by TECO Energy, Inc.

ACRONYMS

Acronyms used in this and other filings with the U.S. Securities and Exchange Commission include the following:

Term	Meaning
ABS	asset-backed security
ADR	American depository receipts
AFUDC	allowance for funds used during construction
AFUDC-debt	debt component of allowance for funds used during construction
AFUDC-equity	equity component of allowance for funds used during construction
AMT	alternative minimum tax
AOCI	accumulated other comprehensive income
APBO	accumulated postretirement benefit obligation
ARO	asset retirement obligation
BACT	Best Available Control Technology
CAIR	Clean Air Interstate Rule
CCRs	coal combustion residuals
CMO	collateralized mortgage obligation
CNG	compressed natural gas
CPI	consumer price index
CSAPR	Cross State Air Pollution Rule
CO2	carbon dioxide
CT	combustion turbine
ECRC	environmental cost recovery clause
EEI	Edison Electric Institute
EGWP	Employee Group Waiver Plan
Emera	Emera Inc., a geographically diverse energy and services company headquartered in Nova Scotia, Canada
EPA	U.S. Environmental Protection Agency
ERISA	Employee Retirement Income Security Act
EROA	expected return on plan assets
EUSHI	Emera US Holdings Inc., a wholly owned subsidiary of Emera, which is the sole shareholder of TECO Energy’s common stock
FASB	Financial Accounting Standards Board
FDEP	Florida Department of Environmental Protection
FERC	Federal Energy Regulatory Commission
FPSC	Florida Public Service Commission
GHG	greenhouse gas(es)
HAFTA	Highway and Transportation Funding Act
HCIDA	Hillsborough County Industrial Development Authority
IGCC	integrated gasification combined-cycle
IOU	investor owned utility
IRS	Internal Revenue Service
ISDA	International Swaps and Derivatives Association
ITCs	investment tax credits
KW	kilowatt(s)
MAP-21	Moving Ahead for Progress in the 21st Century Act
MBS	mortgage-backed securities
MD&A	the section of this report entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations
Merger	Merger of Merger Sub Company with and into TECO Energy, with TECO Energy as the surviving corporation
MGP	manufactured gas plant
Merger Agreement	Agreement and Plan of Merger dated September 4, 2015, by and among TECO Energy, Emera and Merger Sub Company
Merger Sub Company	Emera US Inc., a Florida corporation
MMA	The Medicare Prescription Drug, Improvement and Modernization Act of 2003
MMBTU	one million British Thermal Units
MRV	market-related value
MW	megawatt(s)
MWH	megawatt-hour(s)

Term	Meaning
NAESB	North American Energy Standards Board
NAV	net asset value
NMGC	New Mexico Gas Company, Inc.
Note	Note to consolidated financial statements
NOx	nitrogen oxide
NPNS	normal purchase normal sale
NYMEX	New York Mercantile Exchange
O&M expenses	operations and maintenance expenses
OCI	other comprehensive income
OPC	Office of Public Counsel
OPEB	other postretirement benefits
OTC	over-the-counter
PBGC	Pension Benefit Guarantee Corporation
PBO	postretirement benefit obligation
PGA	purchased gas adjustment
PGS	Peoples Gas System, the gas division of Tampa Electric Company
PPA	power purchase agreement
PPSA	Power Plant Siting Act
PRP	potentially responsible party
R&D	research and development
REIT	real estate investment trust
RFP	request for proposal
ROE	return on common equity
Regulatory ROE	return on common equity as determined for regulatory purposes
ROW	rights-of-way
S&P	Standard and Poor’s
SCR	selective catalytic reduction
SEC	U.S. Securities and Exchange Commission
SO2	sulfur dioxide
SERP	Supplemental Executive Retirement Plan
STIF	short-term investment fund
Tampa Electric	Tampa Electric, the electric division of Tampa Electric Company
TEC	Tampa Electric Company
TECO Energy	TECO Energy, Inc., the direct parent company of Tampa Electric Company
TSI	TECO Services, Inc.
U.S. GAAP	generally accepted accounting principles in the United States
VIE	variable interest entity
WRERA	The Worker, Retiree and Employer Recovery Act of 2008

TAMPA ELECTRIC COMPANY

Consolidated Condensed Balance Sheets

Unaudited

Assets	June 30,	December 31,
(millions)	2017	2016
Property, plant and equipment
Utility plant
Electric	$8,374	$7,624
Gas	1,547	1,503
Construction work in progress	250	892
Utility plant, at original costs	10,171	10,019
Accumulated depreciation	(2,891)	(2,826)
Utility plant, net	7,280	7,193
Other property	11	10
Total property, plant and equipment, net	7,291	7,203

Current assets
Cash and cash equivalents	15	10
Receivables, less allowance for uncollectibles of $1 at both June 30, 2017 and December 31, 2016	236	206
Due from affiliates	3	7
Inventories, at average cost
Fuel	84	77
Materials and supplies	95	86
Derivative assets	1	15
Regulatory assets	26	28
Prepayments and other current assets	26	21
Total current assets	486	450

Deferred debits
Regulatory assets	400	393
Other	37	37
Total deferred debits	437	430
Total assets	$8,214	$8,083

The accompanying notes are an integral part of the consolidated condensed financial statements.

 TAMPA ELECTRIC COMPANY

Consolidated Condensed Balance Sheets - continued

Unaudited

Liabilities and Capitalization	June 30,	December 31,
(millions)	2017	2016
Capitalization
Common stock	$2,513	$2,456
Accumulated other comprehensive loss	(2)	(3)
Retained earnings	344	311
Total capital	2,855	2,764
Long-term debt	1,859	2,163
Total capitalization	4,714	4,927

Current liabilities
Long term debt due within one year	304	0
Notes payable	298	170
Accounts payable	158	262
Due to affiliates	11	25
Customer deposits	135	146
Regulatory liabilities	87	154
Accrued interest	18	16
Accrued taxes	49	12
Other	10	11
Total current liabilities	1,070	796

Deferred credits
Deferred income taxes	1,476	1,407
Investment tax credits	22	11
Regulatory liabilities	575	591
Deferred credits and other liabilities	357	351
Total deferred credits	2,430	2,360

Commitments and Contingencies (see Note 8)

Total liabilities and capitalization	$8,214	$8,083

The accompanying notes are an integral part of the consolidated condensed financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Condensed Statements of Income and Comprehensive Income

Unaudited

	Three months ended June 30,
(millions)	2017	2016
Revenues
Electric	$542	$499
Gas	102	100
Total revenues	644	599
Expenses
Fuel	165	138
Purchased power	8	28
Cost of natural gas sold	35	36
Operations and maintenance	131	133
Depreciation and amortization	88	81
Taxes, other than income	49	47
Total expenses	476	463
Income from operations	168	136
Other income
Allowance for equity funds used during construction	0	6
Other income, net	2	1
Total other income	2	7
Interest charges
Interest on long-term debt	28	28
Other interest	2	1
Allowance for borrowed funds used during construction	0	(3)
Total interest charges	30	26
Income before provision for income taxes	140	117
Provision for income taxes	54	41
Net income	$86	$76
Comprehensive income	$86	$76

The accompanying notes are an integral part of the consolidated condensed financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Condensed Statements of Income and Comprehensive Income

Unaudited

	Six months ended June 30,
(millions)	2017	2016
Revenues
Electric	$984	$923
Gas	213	227
Total revenues	1,197	1,150
Expenses
Fuel	296	253
Purchased power	15	42
Cost of natural gas sold	71	86
Operations and maintenance	259	254
Depreciation and amortization	173	162
Taxes, other than income	98	96
Total expenses	912	893
Income from operations	285	257
Other income
Allowance for equity funds used during construction	1	12
Other income, net	4	2
Total other income	5	14
Interest charges
Interest on long-term debt	56	57
Interest expense	4	2
Allowance for borrowed funds used during construction	(1)	(5)
Total interest charges	59	54
Income before provision for income taxes	231	217
Provision for income taxes	89	78
Net income	$142	$139
Other comprehensive income, net of tax
Gain on cash flow hedges	1	0
Total other comprehensive income, net of tax	1	0
Comprehensive income	$143	$139

The accompanying notes are an integral part of the consolidated condensed financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Condensed Statements of Cash Flows

Unaudited

	Six months ended June 30,
(millions)	2017	2016
Cash flows from operating activities
Net income	$142	$139
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	173	162
Deferred income taxes and investment tax credits	87	37
Allowance for equity funds used during construction	(1)	(12)
Deferred recovery clauses	(52)	41
Receivables, less allowance for uncollectibles	(23)	(8)
Inventories	(16)	1
Taxes accrued	27	120
Accounts payable	(88)	4
Other	(21)	(21)
Cash flows from operating activities	228	463
Cash flows from investing activities
Capital expenditures	(299)	(354)
Net proceeds from sale of assets	0	9
Cash flows used in investing activities	(299)	(345)
Cash flows from financing activities
Common stock	58	90
Repayment of long-term debt	0	(83)
Net increase in short-term debt	128	62
Dividends	(109)	(182)
Other financing activities	(1)	0
Cash flows from (used in) financing activities	76	(113)
Net increase in cash and cash equivalents	5	5
Cash and cash equivalents at beginning of period	10	9
Cash and cash equivalents at end of period	$15	$14
Supplemental disclosure of non-cash activities
Change in accrued capital expenditures	$(24)	$(14)

The accompanying notes are an integral part of the consolidated condensed financial statements.

TAMPA ELECTRIC COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

UNAUDITED

1. Summary of Significant Accounting Policies

See TEC’s Annual Report on Form 10-K for the year ended December 31, 2016 for a complete discussion of accounting policies. The significant accounting policies for TEC include:

Principles of Consolidation and Basis of Presentation

For the purposes of its consolidated financial reporting, TEC is comprised of the electric division, referred to as Tampa Electric, and the natural gas division, referred to as PGS.

Intercompany balances and transactions within the divisions have been eliminated in consolidation. In the opinion of management, the unaudited consolidated condensed financial statements include all adjustments that are of a recurring nature and necessary to state fairly the financial position of TEC as of June 30, 2017 and December 31, 2016, and the results of operations and cash flows for the periods ended June 30, 2017 and 2016. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results that can be expected for the entire fiscal year ending December 31, 2017.

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

Revenues

As of June 30, 2017 and December 31, 2016, unbilled revenues of $66 million and $54 million, respectively, are included in the “Receivables” line item on the Consolidated Condensed Balance Sheets.

Accounting for Franchise Fees and Gross Receipts

Tampa Electric and PGS are allowed to recover certain costs from customers on a dollar-per-dollar basis through rates approved by the FPSC. The amounts included in customers’ bills for franchise fees and gross receipt taxes are included as revenues on the Consolidated Condensed Statements of Income. Franchise fees and gross receipt taxes payable by Tampa Electric and PGS are included as an expense on the Consolidated Condensed Statements of Income in “Taxes, other than income”. These amounts totaled $29 million and $54 million for the three and six months ended June 30, 2017, respectively, and $29 million and $57 million for the three and six months ended June 30, 2016, respectively.

2. New Accounting Pronouncements

Future Accounting Pronouncements

TEC considers the applicability and impact of all Accounting Standard Updates (ASU) issued by the FASB.  The ASUs that have been issued, but that are not yet effective, are consistent with those disclosed in TEC’s Annual Report on Form 10-K for the year ended December 31, 2016, with the exception of the items noted below.

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

TEC implemented a revenue recognition project plan in 2016. In the first quarter of 2017, TEC concluded that the accounting for contributions in aid of construction will be out of the scope of the new standard. In the second quarter of 2017, TEC completed an analysis of material regulated revenue streams and collectibility risk and concluded that there will be no material changes on adoption of this standard. TEC will adopt the standard using the modified retrospective approach. TEC continues to evaluate the impact of this standard, including financial statement disclosure requirements. TEC continues to monitor the assessment of ASC Topic 606 by the AICPA Power and Utilities Revenue Recognition Task Force for developments.

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

Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost

In March 2017, the FASB issued ASU 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The guidance requires the service cost component of defined benefit pension or other postretirement benefit plans to be reported in the same line items as other compensation costs. The other components of net benefit cost are required to be presented in the Consolidated Statements of Income outside of income from operations. Only the service cost component will be eligible for capitalization under this guidance. This guidance will be effective for annual reporting periods, including interim reporting within those periods, beginning after December 15, 2017. The guidance is required to be applied retrospectively for presentation in the Consolidated Statements of Income and prospectively for the guidance limiting capitalization. TEC is currently evaluating the impact of the adoption of this standard on the consolidated financial statements, including the eligibility for capitalization of the other components of net benefit cost given the application of ASC 980 Regulated Operations. TEC will adopt this guidance effective January 1, 2018.

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

Storm Damage Cost Recovery-Tampa Electric

As a result of several named storms, including Tropical Storm Colin, Hurricane Hermine and Hurricane Matthew, Tampa Electric incurred $9 million of storm costs in 2016. In 2017, Tampa Electric petitioned the FPSC to seek full recovery of those costs, subsequently withdrew the petition, applied the storm costs to the transmission and delivery storm reserve, and concluded to seek recovery of storm costs once the reserve is fully depleted. See the Regulatory Assets and Liabilities table below.

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

As part of the settlement, PGS and OPC agreed that at least $32 million of PGS’s regulatory asset associated with the environmental liability for current and future remediation costs related to former MGP sites, to the extent expenses are reasonably and prudently incurred, will be amortized over the period 2016 through 2020. At least $21 million will be amortized over a two-year recovery period beginning in 2016. In 2016, PGS recorded $16 million of this amortization expense. This additional amortization expense in 2016 was offset by the decrease in depreciation expense as discussed above with no impact to 2016 earnings. For the three and six months ended June 30, 2017, PGS recorded amortization expense of $2 million and $3 million, respectively.

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

Details of the regulatory assets and liabilities are presented in the following table:

Regulatory Assets and Liabilities
(millions)	June 30, 2017	December 31, 2016
Regulatory assets:
Regulatory tax asset (1)	$84	$86
Cost-recovery clauses - deferred balances (2)	8	8
Environmental remediation (3)	34	37
Postretirement benefits (4)	279	272
Other	21	18
Total regulatory assets	426	421
Less: Current portion	26	28
Long-term regulatory assets	$400	$393
Regulatory liabilities:
Regulatory tax liability	$12	$6
Cost-recovery clauses - deferred balances (2)	59	112
Cost-recovery clauses - offsets to derivative assets (2)	1	17
Transmission and delivery storm reserve	47	56
Accumulated reserve - cost of removal (5)	536	547
Other	7	7
Total regulatory liabilities	662	745
Less: Current portion	87	154
Long-term regulatory liabilities	$575	$591
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

(5)

This item represents the non-ARO cost of removal in the accumulated reserve for depreciation. AROs are costs for legally required removal of property, plant and equipment. Non-ARO cost of removal represents estimated funds received from customers through depreciation rates to cover future non-legally required cost of removal of property, plant and equipment, net of salvage value upon retirement, which reduces rate base for ratemaking purposes. This liability is reduced as costs of removal are incurred.

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

TEC’s effective tax rates for the six months ended June 30, 2017 and 2016 were 38.53% and 35.94%, respectively. The increase in the six-month effective tax rate in 2017 versus the same period in 2016 is primarily due to lower AFUDC-equity and production deduction tax benefits. TEC’s effective tax rate for the six months ended June 30, 2017 differs from the statutory rate principally due to state income taxes. TEC’s effective tax rate for the six months ended June 30, 2016 differs from the statutory rate principally due to state income taxes offset by tax benefits related to AFUDC-equity and production deduction.

As of June 30, 2017, the amount of unrecognized tax benefits was $7 million, all of which was recorded as a reduction of deferred income tax assets for tax credit carryforwards. TEC believes that the total unrecognized tax benefits will decrease within the next twelve months due to the expected audit examination of TECO Energy’s consolidated federal income tax return for the short tax year ending June 30, 2016. TEC had $7 million of unrecognized tax benefits at June 30, 2017, that, if recognized, would reduce TEC’s effective tax rate.

5. Employee Postretirement Benefits

TEC is a participant in the comprehensive retirement plans of TECO Energy. The following table presents detail related to TECO Energy’s periodic benefit cost for pension and other postretirement benefits. Amounts disclosed for TECO Energy’s pension benefits include the amounts related to its qualified pension plan and non-qualified, non-contributory SERP.

TECO Energy Benefit Cost
(millions)	Pension Benefits			Other Postretirement Benefits
Three months ended June 30,	2017		2016	2017	2016
Components of net periodic benefit cost
Service cost	$5		$5	$0	$1
Interest cost	9		8	2	2
Expected return on assets	(12)		(11)	0	0
Amortization of:
Prior service (benefit) cost	0		0	1	(1)
Actuarial loss	4		3	(1)	0
Curtailment cost	0		1	0	0
Settlement cost	0	(1)	1	0	0
Net periodic benefit cost	$6		$7	$2	$2
Six months ended June 30,
Components of net periodic benefit cost
Service cost	$10		$9	$1	$1
Interest cost	16		16	4	4
Expected return on assets	(24)		(22)	0	(1)
Amortization of:
Prior service (benefit) cost	0		0	0	(1)
Actuarial loss	8		7	(1)	0
Regulatory asset	0		0	0	1
Curtailment cost	0		1	0	0
Settlement cost	7	(1)	1	0	0
Net periodic benefit cost	$17		$12	$4	$4

(1)	Represents TECO Energy’s SERP settlement charge as a result of retirements that occurred subsequent to the Merger with Emera. The charge did not impact TEC’s financial statements.

TEC’s portion of the net periodic benefit cost for the three months ended June 30, 2017 and 2016, respectively, was $4 million and $3 million for pension benefits, and $2 million and $2 million for other postretirement benefits. TEC’s portion of the net periodic benefit cost for the six months ended June 30, 2017 and 2016, respectively, was $7 million and $6 million for pension benefits, and $3 million and $3 million for other postretirement benefits.

For the 2017 plan year, TECO Energy assumed a long-term EROA of 7.00% and a discount rate of 4.16% for pension benefits under its qualified pension plan.  For the January 1, 2017 measurement of TECO Energy’s other postretirement benefits, TECO Energy used a discount rate of 4.28%.

TECO Energy made contributions of $25 million and $16 million to its qualified pension plan in the six months ended June 30, 2017 and 2016, respectively. TEC’s portion of these contributions was $20 million and $13 million, respectively.

Included in the benefit cost discussed above, for the three and six months ended June 30, 2017, TEC reclassified $3 million and $5 million, respectively, of unamortized prior service benefit and actuarial losses from regulatory assets to net income, compared with $3 million and $5 million for the three and six months ended June 30, 2016, respectively.

6. Short-Term Debt

Details of the credit facilities and related borrowings are presented in the following table:

	June 30, 2017			December 31, 2016
			Letters			Letters
	Credit	Borrowings	of Credit	Credit	Borrowings	of Credit
(millions)	Facilities	Outstanding (1)	Outstanding	Facilities	Outstanding (1)	Outstanding
Tampa Electric Company:
5-year facility (2)	$325	$174	$1	$325	$40	$1
3-year accounts receivable facility (3)	150	124	0	150	130	0
Total	$475	$298	$1	$475	$170	$1
(1)	Borrowings outstanding are reported as notes payable.
(2)	This 5-year facility matures March 22, 2022.
(3)	This 3-year facility matures March 23, 2018.

At June 30, 2017, these credit facilities required commitment fees ranging from 12.5 to 30.0 basis points. The weighted-average interest rate on outstanding amounts payable under the credit facilities at June 30, 2017 and December 31, 2016 was 1.89% and 1.49%, respectively.

Tampa Electric Company Credit Facility

On March 22, 2017, TEC amended its $325 million bank credit facility, entering into a Fifth Amended and Restated Credit Agreement. The amendment (i) extended the maturity date of the credit facility from December 17, 2018 to March 22, 2022 (subject to further extension with the consent of each lender); (ii) included a $50 million letter of credit facility; and (iii) made other technical changes.

7. Long-Term Debt

Fair Value of Long-Term Debt

At June 30, 2017, TEC’s total long-term debt had a carrying amount of $2,163 million and an estimated fair market value of $2,379 million. At December 31, 2016, TEC’s total long-term debt had a carrying amount of $2,163 million and an estimated fair market value of $2,345 million. TEC uses the market approach in determining fair value. The majority of the outstanding debt is valued using real-time financial market data. The remaining securities are valued using prices obtained from the Municipal Securities Rulemaking Board or by applying estimated credit spreads obtained from a third party to the par value of the security. The fair value of debt securities determined using Level 1 measurements was $57 million and $58 million at June 30, 2017 and December 31, 2016, respectively. The fair value of the remaining debt securities is determined using Level 2 measurements (see Note 11 for information regarding the fair value hierarchy).

8. Commitments and Contingencies

Legal Contingencies

From time to time, TEC and its subsidiaries are involved in various legal, tax and regulatory proceedings before various courts, regulatory commissions and governmental agencies in the ordinary course of its business. Where appropriate, accruals are made in accordance with accounting standards for contingencies to provide for matters that are probable of resulting in an estimable loss. TEC believes the final disposition of these proceedings will not have a material effect on its results of operations, cash flows or financial position.

Superfund and Former Manufactured Gas Plant Sites

TEC, through its Tampa Electric and PGS divisions, is a PRP for certain superfund sites and, through its PGS division, for certain former MGP sites. While the joint and several liability associated with these sites presents the potential for significant response costs, as of June 30, 2017, TEC has estimated its ultimate financial liability to be $30 million, primarily at PGS. This amount has been accrued and is primarily reflected in the long-term liability section under “Deferred credits and other liabilities” on the Consolidated Condensed Balance Sheets. The environmental remediation costs associated with these sites are expected to be paid over many years.

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

Long-Term Commitments

TEC has commitments for purchased power and long-term leases, primarily for building space, vehicles, office equipment and heavy equipment. TEC also has other purchase obligations for long-term service agreements and capital projects.  In addition, TEC has payment obligations under contractual agreements for fuel, fuel transportation and power purchases that are recovered from customers under regulatory clauses. The following is a schedule of future payments under PPAs, minimum lease payments with non-cancelable lease terms in excess of one year, and other net purchase obligations/commitments at June 30, 2017:

			Long-term Service
	Purchased	Operating	Agreements/Capital	Clause Recoverable
(millions)	Power	Leases	Projects	Commitments	Total
Year ended December 31:
2017	$5	$3	$38	$303	$349
2018	10	4	11	257	282
2019	0	2	11	186	199
2020	0	2	6	163	171
2021	0	2	7	132	141
Thereafter	0	38	25	1,157	1,220
Total future minimum payments	$15	$51	$98	$2,198	$2,362

Financial Covenants

TEC must meet certain financial tests, including a debt to capital ratio, as defined in the applicable banking agreements. TEC has certain restrictive covenants in specific agreements and debt instruments. At June 30, 2017, TEC was in compliance with all required financial covenants.

9. Segment Information

(millions)	Tampa				Tampa Electric
Three months ended June 30,	Electric	PGS	Eliminations		Company
2017
Revenues - external	$542	$102	$0		$644
Intracompany sales	0	2	(2)		0
Total revenues	542	104	(2)		644
Total interest charges	26	4	0		30
Net income	$76	$10	$0		$86
2016
Revenues - external	$499	$100	$0		$599
Intracompany sales	0	2	(2)		0
Total revenues	499	102	(2)		599
Total interest charges	22	4	0		26
Net income	$69	$7	$0		$76
Six months ended June 30,
2017
Revenues - external	$984	$213	$0		$1,197
Intracompany sales	1	3	(4)		0
Total revenues	985	216	(4)		1,197
Total interest charges	52	7	0		59
Net income	$119	$23	$0		$142
2016
Revenues - external	$923	$227	$0		$1,150
Intracompany sales	1	6	(7)		0
Total revenues	924	233	(7)		1,150
Total interest charges	47	7	0		54
Net income	$119	$20	$0		$139
Total assets at June 30, 2017	$7,486	$1,228	$(500)	(1)	$8,214
Total assets at December 31, 2016	$7,357	$1,191	$(465)	(1)	$8,083

(1)	Amounts relate to consolidated deferred tax reclassifications. Deferred tax assets are reclassified and netted with deferred tax liabilities upon consolidation.

10. Accounting for Derivative Instruments and Hedging Activities

From time to time, TEC enters into futures, forwards, swaps and option contracts for the following purposes:

•	To limit the exposure to price fluctuations for physical purchases and sales of natural gas in the course of normal operations, and
•	To limit the exposure to interest rate fluctuations on debt securities.

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

TEC’s physical contracts qualify for the NPNS exception to derivative accounting rules, provided they meet certain criteria. Generally, NPNS applies if TEC deems the counterparty creditworthy, if the counterparty owns or controls resources within the proximity to allow for physical delivery of the commodity, if TEC intends to receive physical delivery and if the transaction is reasonable in relation to TEC’s business needs. As of June 30, 2017, all of TEC’s physical contracts qualify for the NPNS exception, which has been elected.

The derivatives that are designated as cash flow hedges at June 30, 2017 and December 31, 2016 are reflected on TEC’s Consolidated Condensed Balance Sheets and classified accordingly as current and long term assets and liabilities on a net basis as permitted by their respective master netting agreements. Derivative assets totaled $1 million and $17 million as of June 30, 2017 and December 31, 2016, respectively. There were no derivative liabilities as of June 30, 2017 and December 31, 2016. There are minor offset amount differences between the gross derivative assets and liabilities and the net amounts included in the Consolidated Balance Sheets. There was no collateral posted with or received from any counterparties at June 30, 2017 and December 31, 2016.

All of the derivative asset and liabilities at June 30, 2017 and December 31, 2016 are designated as hedging instruments, which primarily are derivative hedges of natural gas contracts to limit the exposure to changes in market price for natural gas used to produce energy and natural gas purchased for resale to customers. The corresponding effect of these natural gas related derivatives on the regulated utilities’ fuel recovery clause mechanism is reflected on the Consolidated Balance Sheets as current and long-term regulatory assets and liabilities. Based on the fair value of the instruments at June 30, 2017, net pretax reductions in fuel costs of $1 million are expected to be reclassified from regulatory assets or liabilities to the Consolidated Statements of Income within the next twelve months.

For derivative instruments that meet cash flow hedge criteria, the effective portion of the gain or loss on the derivative is reported as a component of OCI and reclassified into earnings in the same period or period during which the hedged transaction affects earnings. Gains and losses on the derivatives representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. For the three months ended June 30, 2017 and 2016, all hedges were effective. The derivative after-tax effect on OCI and the amount of after-tax gain or loss reclassified from AOCI into earnings for the three and six months ended June 30, 2017 and 2016 is $1 million or less for each period. Gains and losses were the result of interest rate contracts and the reclassifications to income were reflected in Interest expense.

The maximum length of time over which TEC is hedging its exposure to the variability in future cash flows extends to November 30, 2018 for financial natural gas contracts. The following table presents TEC’s derivative volumes that, as of June 30, 2017, are expected to settle during the 2017 and 2018 fiscal years:

	Natural Gas Contracts
(millions)	(MMBTUs)
Year	Physical	Financial
2017	0	9
2018	0	7
Total	0	16

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

It is possible that volatility in commodity prices could cause TEC to have material credit risk exposures with one or more counterparties. If such counterparties fail to perform their obligations under one or more agreements, TEC could suffer a material financial loss. However, as of June 30, 2017, substantially all of the counterparties with transaction amounts outstanding in TEC’s energy portfolio were rated investment grade by the major rating agencies. TEC assesses credit risk internally for counterparties that are not rated.

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

Recurring Derivative Fair Value Measures
	As of June 30, 2017
(millions)	Level 1	Level 2	Level 3	Total
Assets
Natural gas swaps	$0	$1	$0	$1

	As of December 31, 2016
(millions)	Level 1	Level 2	Level 3	Total
Assets
Natural gas swaps	$0	$17	$0	$17

Natural gas swaps are OTC swap instruments. The fair value of the swaps is estimated utilizing the market approach. The price of swaps is calculated using observable NYMEX quoted closing prices of exchange-traded futures. These prices are applied to the notional quantities of active positions to determine the reported fair value (see Note 10).

TEC considered the impact of nonperformance risk in determining the fair value of derivatives. TEC considered the net position with each counterparty, past performance of both parties, the intent of the parties, indications of credit deterioration and whether the markets in which TEC transacts have experienced dislocation. At June 30, 2017, the fair value of derivatives was not materially affected by nonperformance risk. There were no Level 3 assets or liabilities for the periods presented.

As of June 30, 2017 and December 31, 2016, the carrying value of TEC’s short-term debt was not materially different from the fair value due to the short-term nature of the instruments and because the stated rates approximate market rates. The fair value of TEC’s short-term debt is determined using Level 2 measurements. See Note 7 for information regarding the fair value of long-term debt.

12. Variable Interest Entities

A VIE is an entity that a company has a controlling financial interest in, and that controlling interest is determined through means other than a majority voting interest. The determination of a VIE’s primary beneficiary is the enterprise that has both 1) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and 2) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE.

Tampa Electric has entered into multiple PPAs with wholesale energy providers in Florida to ensure the ability to meet customer energy demand and to provide lower cost options in the meeting of this demand. These agreements range in size from 117 MW to 250 MW of available capacity, are with similar entities and contain similar provisions. Because some of these provisions provide for the transfer or sharing of a number of risks inherent in the generation of energy, these agreements meet the definition of being variable interests. These risks include: operating and maintenance, regulatory, credit, commodity/fuel and energy market risk. Tampa Electric has reviewed these risks and has determined that the owners of these entities have retained the majority of these risks over the expected life of the underlying generating assets, have the power to direct the most significant activities, and have the obligation or right to absorb losses or benefits. As a result, Tampa Electric is not the primary beneficiary and is not required to consolidate any of these entities. Tampa Electric purchased $4 million and $8 million under these PPAs for the three and six months ended June 30, 2017, respectively, and $16 million and $29 million for the three and six months ended June 30, 2016, respectively.

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

This Management’s Discussion & Analysis contains forward-looking statements, which are subject to the inherent uncertainties in predicting future results and conditions. Actual results may differ materially from those forecasted. The forecasted results are based on TEC's current expectations and assumptions, and TEC does not undertake to update that information or any other information contained in this Management’s Discussion & Analysis, except as may be required by law. Factors that could impact actual results include: regulatory actions or legislation by federal, state or local authorities; unexpected capital needs or unanticipated reductions in cash flow that affect liquidity; the ability to access the capital and credit markets when required; general economic conditions affecting customer growth and energy sales; economic conditions affecting the Florida economy; weather variations and customer energy usage patterns affecting sales and operating costs and the effect of weather conditions on energy consumption; the effect of extreme weather conditions or hurricanes; general operating conditions; input commodity prices affecting cost; natural gas demand; and the ability of TEC to operate equipment without undue accidents, breakdowns or failures. Additional information is contained under "Risk Factors" in TEC’s Annual Report on Form 10-K for the year ended December 31, 2016.

Earnings Summary - Unaudited

	Three months ended June 30,		Six months ended June 30,
(millions)	2017	2016	2017	2016
Segment revenues
Tampa Electric	$542	$499	$985	$924
PGS	104	102	216	233
Eliminations	(2)	(2)	(4)	(7)
	$644	$599	$1,197	$1,150

Net income
Tampa Electric	$76	$69	$119	$119
PGS	10	7	23	20
	$86	$76	$142	$139

Operating Results

Three Months Ended June 30, 2017

Second quarter 2017 net income was $86 million, compared with $76 million in the second quarter of 2016.  Second quarter 2017 results were impacted by higher base rates at Tampa Electric that went into effect with the completion of the Polk Power Station expansion in January 2017, Tampa Electric and PGS customer growth, and warmer spring weather, partially offset by higher depreciation expense and lower AFUDC at Tampa Electric. See below for further detail.

Six Months Ended June 30, 2017

Year-to-date net income through the second quarter of 2017 was $142 million, compared with $139 million in the 2016 year-to-date period.  Year-to-date 2017 results were impacted by higher base rates at Tampa Electric that went into effect with the completion of the Polk Power Station expansion in January 2017, Tampa Electric and PGS customer growth, and lower depreciation expense at PGS, partially offset by higher operations and maintenance expense, excluding all FPSC-approved cost-recovery clauses, at Tampa Electric and PGS, and higher depreciation expense and lower AFUDC at Tampa Electric. See below for further detail.

Operating Company Results

All amounts included in the operating company discussions below are after tax, unless otherwise noted.

Tampa Electric Company – Electric Division

Tampa Electric’s net income for the second quarter of 2017 was $76 million, compared with $69 million for the same period in 2016.  Results for the quarter reflected higher base revenue from higher base rates as a result of the 2013 rate case settlement related to the completion of the Polk Power Station expansion in January 2017.  Results reflected lower operations and maintenance expense excluding all FPSC-approved cost-recovery clauses, higher depreciation and property tax expenses. Second-quarter net income in 2017 included less than $1 million of AFUDC-equity, the allowed equity cost capitalized to construction costs, which decreased compared with $6 million in the same period in 2016 due to the completion of the Polk Power Station expansion in January 2017. Results reflect a 2.1% higher number of customers at June 30, 2017 compared to June 30, 2016.

Total degree days in Tampa Electric's service area in the second quarter of 2017 were 13% above normal and 10% above the 2016 period as a result of warmer than normal spring weather. Total net energy for load increased 2.2% in the second quarter of 2017, compared with the same period in 2016. In the 2017 period, pretax base revenues were $34 million higher than in 2016, driven by approximately $30 million pre-tax from higher base rates as a result of the expansion of the Polk Power Station in January 2017. The quarter base revenues also increased as a result of customer growth and the warmer than normal spring weather.

Operations and maintenance expense, excluding all FPSC-approved cost-recovery clauses, was $2 million lower than in the 2016 quarter, reflecting lower costs to operate and maintain the generation assets in 2017 compared to 2016.  Depreciation and amortization expense increased $5 million in the second quarter of 2017, as the Polk Power Station expansion was placed in service in January 2017 and from normal additions to facilities to reliably serve customers.

Tampa Electric’s year-to-date net income through the second quarter of 2017 and 2016 were consistent at $119 million.  Results reflected higher base revenues from higher base rates described above and higher operation and maintenance, depreciation and property tax expense. Year-to-date net income in 2017 included $1 million of AFUDC-equity, the allowed equity cost capitalized to construction costs, which decreased compared to $12 million in the same period in 2016 due to the completion of the Polk Power Station expansion in January 2017. Results reflect a 2.1% higher number of customers at June 30, 2017 compared to June 30, 2016.

Total degree days in Tampa Electric's service area in the year-to-date period of 2017 were 6% above normal and 4% above the 2016 period as a result of warmer than normal spring weather offset by mild winter weather in the first quarter. Although year-to-date degree days were higher this year compared to the same period last year, the mix of heating and cooling degree days had an adverse effect on the residential sector's energy sales. The lack of heating degree days and heating appliance use resulted in residential sales lower than last year. In the non-residential sectors, which are not as sensitive to heating degree days, energy sales were higher than last year. Total net energy for load increased 0.6% in the year-to-date 2017 period, compared with the same period in 2016. In the 2017 year-to-date period, pretax base revenues were $49 million higher than in 2016, driven by approximately $50 million pre-tax from higher base rates as a result of the 2013 rate case settlement related to the expansion of the Polk Power Station in January 2017.

In the 2017 year-to-date period, operations and maintenance expense, excluding all FPSC-approved cost-recovery clauses, was $4 million higher than in 2016, reflecting increased efforts around customer service levels, transmission and distribution system reliability, and technology improvements.  Depreciation and amortization expense increased $9 million in 2017, as the Polk unit was placed in service in January 2017 and from normal additions to facilities to reliably serve customers.

On June 29, 2017, a tragic accident occurred during work being conducted at Tampa Electric's Big Bend Power Station Unit Two, resulting in employee and contractor fatalities.  Although the financial impact to Tampa Electric has not been fully determined, any such impact is expected to be substantially covered by insurance.

Tampa Electric’s regulated operating statistics for the three and six months ended June 30, 2017 and 2016 are as follows:

(millions, except customers and total degree days)	Operating Revenues			Kilowatt-hour sales
Three months ended June 30,	2017	2016	% Change	2017	2016	% Change
By Customer Type
Residential	$255	$253	1	2,294	2,241	2
Commercial	149	148	1	1,636	1,565	5
Industrial	39	40	(3)	505	479	5
Other sales of electricity	41	43	(5)	416	447	(7)
Deferred and other revenues (1)	37	2	nm
Total energy sales	521	486	7	4,851	4,732	3
Sales for resale	5	0	nm	148	18	722
Other operating revenue	16	13	23
Total revenues	$542	$499	9	4,999	4,750	5
Customers at June 30, (thousands)	746	730	2
Retail net energy for load (kilowatt hours)				5,376	5,262	2
Total degree days				1,377	1,255	10

Six months ended June 30,
By Customer Type
Residential	$453	$470	(4)	4,055	4,155	(2)
Commercial	280	280	0	3,067	2,953	4
Industrial	79	79	0	1,008	940	7
Other sales of electricity	77	83	(7)	802	848	(5)
Deferred and other revenues (1)	60	(17)	nm
Total energy sales	949	895	6	8,932	8,896	0
Sales for resale	6	2	200	184	69	167
Other operating revenue	30	27	11
Total revenues	$985	$924	7	9,116	8,965	2
Customers at June 30, (thousands)	746	730	2
Retail net energy for load (kilowatt hours)				9,637	9,579	1
Total degree days				1,930	1,857	4

(1) Primarily reflects the timing of environmental and fuel clause recoveries.
nm Not meaningful

Tampa Electric Company – Natural Gas Division

PGS reported net income of $10 million for the second quarter, compared with $7 million in the 2016 quarter. Results reflect a 2.9% higher number of customers in the second quarter of 2017 compared to the second quarter of 2016. Therm sales to residential and commercial customers increased primarily as a result of customer growth. Sales to commercial and industrial customers increased as a result of the stronger Florida economy and increased sales of compressed natural gas to vehicle fleets. Depreciation and amortization decreased $1 million due to new rates that reduce depreciation expense in accordance with an FPSC-approved 2016 depreciation study, partially offset by accelerated amortization of the regulatory asset associated with MGP environmental remediation costs (see Note 3 to the TEC Consolidated Condensed Financial Statements).

PGS reported net income of $23 million for the 2017 year-to-date period, compared with $20 million in the 2016 period. These results reflect lower therm sales and related revenue as a result of the very mild winter, offset by $3 million lower depreciation and amortization expense due to the reasons in the quarter explanation above.

PGS’s regulated operating statistics for the three and six months ended June 30, 2017 and 2016 are as follows:

(millions, except customers)	Operating Revenues			Therms
Three months ended June 30,	2017	2016	% Change	2017	2016	% Change
By Customer Type
Residential	$31	$31	0	16	15	7
Commercial	35	35	0	120	118	2
Industrial	3	3	0	81	78	4
Off system sales	17	18	(6)	46	72	(36)
Power generation	2	0		194	189	3
Other revenues	14	12	17
Total	$102	$99	3	457	472	(3)
By Sales Type
System supply	$56	$58	(3)	69	93	(26)
Transportation	32	29	10	388	379	2
Other revenues	14	12	17
Total	$102	$99	3	457	472	(3)
Customers at June 30, (thousands) (1)	375	364	3

Six months ended June 30,
By Customer Type
Residential	$73	$81	(10)	44	48	(8)
Commercial	74	77	(4)	254	259	(2)
Industrial	7	7	0	168	161	4
Off system sales	27	31	(13)	74	126	(41)
Power generation	3	2	50	374	380	(2)
Other revenues	27	29	(7)
Total	$211	$227	(7)	914	974	(6)
By Sales Type
System supply	$118	$133	(11)	130	187	(30)
Transportation	66	65	2	784	787	(0)
Other revenues	27	29	(7)
Total	$211	$227	(7)	914	974	(6)
Customers at June 30, (thousands) (1)	375	364	3

(1)    The number of 2016 customers reflects an updated customer count methodology due to the implementation of a new Customer Relationship Management and Billing System in the first quarter of 2017.

Other Income

For the second quarter 2017 and 2016, other income was $2 million and $7 million, respectively, and included AFUDC-equity of zero and $6 million, respectively. For year-to-date 2017 and 2016, other income was $5 million and $14 million, respectively, and included AFUDC-equity of $1 million and $12 million, respectively. The decrease in AFUDC-equity is due to Tampa Electric’s Polk Power Station expansion being placed in service in January 2017.

Income Taxes

The provisions for income taxes for the 2017 and 2016 year-to-date periods were $89 million and $78 million, respectively. The provision for income taxes for the 2017 year-to-date period increased due to higher pre-tax income and lower tax benefits related to AFUDC-equity and production deduction.

Liquidity and Capital Resources

The table below sets forth the June 30, 2017 liquidity, cash balances, and amounts available under the TEC credit facilities.

(millions)
Credit facilities	$475
Drawn amounts/letters of credit (1)	299
Available credit facilities	176
Cash and short-term investments	15
Total liquidity	$191

(1)	The increase of $128 million from $171 million at December 31, 2016 is primarily attributable to a decrease in cash flows from operating activities. See below for further information.

Cash Impacts Related to Operating Activities

Cash flows from operating activities for the six months ended June 30, 2017 was $228 million, a decrease of $235 million compared to the same period in 2016. The decrease is primarily due to payments in 2017 related to significant December 2016 accruals for products and services; refunds to retail customers in 2017 for fuel clause over-recoveries collected in 2016; and lower fuel clause over-recoveries collected in 2017.

Covenants in Financing Agreements

In order to utilize its bank credit facilities, TEC must meet certain financial tests as defined in the applicable agreements. In addition, TEC has certain restrictive covenants in specific agreements and debt instruments. At June 30, 2017, TEC was in compliance with all applicable financial covenants. The table that follows lists the significant financial covenants and the performance relative to them at June 30, 2017. Reference is made to the specific agreements and instruments for more details.

Significant Financial Covenants

			Calculation
Instrument	Financial Covenant (1)	Requirement/Restriction	June 30, 2017
Credit facility (2)	Debt/capital	Cannot exceed 65%	46.3%
Accounts receivable credit facility (2)	Debt/capital	Cannot exceed 65%	46.3%

(1)	As defined in each applicable instrument.
(2)	See Note 6 to the TEC Consolidated Condensed Financial Statements for details of the credit facilities.

Credit Ratings of Senior Unsecured Debt at June 30, 2017

	S&P	Moody’s
Credit ratings of senior unsecured debt	BBB+	A3

S&P and Moody’s describe credit ratings in the BBB or Baa category as representing adequate capacity for payment of financial obligations. The lowest investment grade credit ratings for S&P is BBB- and for Moody’s is Baa3; thus, both credit rating agencies assign TEC’s senior unsecured debt investment-grade credit ratings.

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

Commitments and Contingencies

See Note 8 to the TEC Consolidated Condensed Financial Statements for information regarding TEC’s commitments and contingencies as of June 30, 2017.

Capital Investments

On January 16, 2017, the expansion of Tampa Electric’s Polk Power Station went into service, resulting in a $524 million decrease in construction work in progress and increase in utility plant.

The 2017 forecasted capital expenditures shown below are based on current estimates and assumptions. Actual capital expenditures could vary materially from these estimates due to changes in costs for materials or labor or changes in plans.

(millions)	Forecasted 2017
Tampa Electric (1)
Transmission	$39
Distribution	164
Generation	116
Renewable generation	14
Facilities, equipment, vehicles and other	147
Tampa Electric total	480
PGS	141
Total	$621
(1)	Line items exclude AFUDC-debt and equity.

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

The valuation methods used to determine fair value are described in Notes 7 and 11 to the TEC Consolidated Condensed Financial Statements. In addition, TEC considered the impact of nonperformance risk in determining the fair value of derivatives. TEC considered the net position with each counterparty, past performance of both parties and the intent of the parties, indications of credit deterioration and whether the markets in which TEC transacts have experienced dislocation. At June 30, 2017, the fair value of derivatives was not materially affected by nonperformance risk.

Critical Accounting Policies and Estimates

TEC’s critical accounting policies relate to deferred income taxes, employee postretirement benefits and regulatory accounting. For further discussion of critical accounting policies and estimates, see TEC’s Annual Report on Form 10-K for the year ended December 31, 2016.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Changes in Fair Value of Derivatives

The change in fair value of derivatives is largely due to settlements of natural gas swaps and the decrease in the average market price component of TEC’s outstanding natural gas swaps of approximately 6% from December 31, 2016 to June 30, 2017. TEC decreased the natural gas volume hedged as of June 30, 2017 as compared to December 31, 2016 by 51%.

The following tables summarize the changes in and the fair value balances of derivative assets (liabilities) for the six-month period ended June 30, 2017:

Change in Fair Value of Derivatives (millions)

Net fair value of derivatives as of December 31, 2016	$17
Additions and net changes in unrealized fair value of derivatives	(13)
Realized net settlement of derivatives	(3)
Net fair value of derivatives as of June 30, 2017	$1

Roll-Forward of Derivative Net Assets (Liabilities) (millions)

Total derivative net assets (liabilities) as of December 31, 2016	$17
Change in fair value of derivative net assets (liabilities):
Recorded as regulatory assets and liabilities	(13)
Realized net settlement of derivatives	(3)
Net fair value of derivatives as of June 30, 2017	$1

Below is a summary table of sources of fair value, by maturity period, for derivative contracts at June 30, 2017:

Maturity and Source of Derivative Contracts Net Assets (Liabilities) (millions)	Current	Non-current	Total Fair Value
Source of fair value
Other external price sources (1)	$1	$0	$1

(1)	Reflects over-the-counter natural gas derivative contracts for which the primary pricing inputs in determining fair value are NYMEX quoted closing prices of exchange-traded instruments.

For all unrealized derivative contracts, the valuation is an estimate based on the best available information. Actual cash flows could be materially different from the estimated value upon maturity.

Item 4.	CONTROLS AND PROCEDURES
(a)

Evaluation of Disclosure Controls and Procedures. TEC’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of TEC’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2017. Based on such evaluation, TEC’s principal financial officer and principal executive officer have concluded that, as of June 30, 2017, TEC’s disclosure controls and procedures are effective.

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

From time to time, TEC is involved in legal, tax and regulatory proceedings before various courts, regulatory commissions and governmental agencies in the ordinary course of its business. Where appropriate, accruals are made in accordance with accounting standards for contingencies to provide for matters that are probable of resulting in an estimable loss. TEC believes the final disposition of these proceedings will not have a material effect on its results of operations, cash flows or financial position.

For a discussion of certain legal proceedings and environmental matters, including an update of previously disclosed legal proceedings and environmental matters, see Note 8 of the TEC Consolidated Condensed Financial Statements.

Item 6.	EXHIBITS

Exhibits - See index on page 30.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TAMPA ELECTRIC COMPANY
(Registrant)

Date: August 10, 2017	By:	/s/ Gregory W. Blunden
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