Form 10-Q
period 2018-03-31
TAMPA ELECTRIC CO
filed 2018-05-11
CIK 96271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 7, 2018, there were 10 shares of Tampa Electric Company’s common stock issued and outstanding, all of which were held, beneficially and of record, by TECO Energy, Inc.

Tampa Electric Company meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format specified in General Instruction H(2) of Form 10-Q.

ACRONYMS

Acronyms used in this and other filings with the U.S. Securities and Exchange Commission include the following:

Term	Meaning
ABS	asset-backed security
AFUDC	allowance for funds used during construction
AFUDC-debt	debt component of allowance for funds used during construction
AFUDC-equity	equity component of allowance for funds used during construction
AOCI	accumulated other comprehensive income
APBO	accumulated postretirement benefit obligation
ARO	asset retirement obligation
ASC	Accounting Standards Codification
BACT	Best Available Control Technology
CAD	Canadian dollars
CAIR	Clean Air Interstate Rule
CCRs	coal combustion residuals
CMO	collateralized mortgage obligation
CNG	compressed natural gas
CPI	consumer price index
CSAPR	Cross State Air Pollution Rule
CO2	carbon dioxide
CT	combustion turbine
ECRC	environmental cost recovery clause
EEI	Edison Electric Institute
EGWP	Employee Group Waiver Plan
Emera	Emera Inc., a geographically diverse energy and services company headquartered in Nova Scotia, Canada
EPA	U.S. Environmental Protection Agency
ERISA	Employee Retirement Income Security Act
EROA	expected return on plan assets
EUSHI	Emera US Holdings Inc., a wholly owned subsidiary of Emera, which is the sole shareholder of TECO Energy’s common stock
FASB	Financial Accounting Standards Board
FDEP	Florida Department of Environmental Protection
FERC	Federal Energy Regulatory Commission
FPSC	Florida Public Service Commission
GHG	greenhouse gas(es)
HAFTA	Highway and Transportation Funding Act
IGCC	integrated gasification combined-cycle
IOU	investor owned utility
IRS	Internal Revenue Service
ISDA	International Swaps and Derivatives Association
ITCs	investment tax credits
KW	kilowatt(s)
kWac	kilowatt on an alternating current basis
MAP-21	Moving Ahead for Progress in the 21st Century Act
MBS	mortgage-backed securities
MD&A	the section of this report entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations
Merger	Merger of Merger Sub Company with and into TECO Energy, with TECO Energy as the surviving corporation
MGP	manufactured gas plant
Merger Agreement	Agreement and Plan of Merger dated September 4, 2015, by and among TECO Energy, Emera and Merger Sub Company
Merger Sub Company	Emera US Inc., a Florida corporation
MMA	The Medicare Prescription Drug, Improvement and Modernization Act of 2003
MMBTU	one million British Thermal Units
MRV	market-related value
MW	megawatt(s)
MWH	megawatt-hour(s)
NAESB	North American Energy Standards Board

Term	Meaning
NAV	net asset value
Note	Note to consolidated financial statements
NOx	nitrogen oxide
NPNS	normal purchase normal sale
NYMEX	New York Mercantile Exchange
O&M expenses	operations and maintenance expenses
OCI	other comprehensive income
OPC	Office of Public Counsel
OPEB	other postretirement benefits
OTC	over-the-counter
PBGC	Pension Benefit Guarantee Corporation
PBO	postretirement benefit obligation
PGA	purchased gas adjustment
PGS	Peoples Gas System, the gas division of Tampa Electric Company
PPA	power purchase agreement
PRP	potentially responsible party
R&D	research and development
REIT	real estate investment trust
RFP	request for proposal
ROE	return on common equity
Regulatory ROE	return on common equity as determined for regulatory purposes
ROW	rights-of-way
S&P	Standard and Poor’s
SCR	selective catalytic reduction
SEC	U.S. Securities and Exchange Commission
SO2	sulfur dioxide
SoBRAs	solar base rate adjustments
SERP	Supplemental Executive Retirement Plan
STIF	short-term investment fund
Tampa Electric	Tampa Electric, the electric division of Tampa Electric Company
TEC	Tampa Electric Company
TECO Energy	TECO Energy, Inc., the direct parent company of Tampa Electric Company
TSI	TECO Services, Inc.
U.S. GAAP	generally accepted accounting principles in the United States
VIE	variable interest entity
WRERA	The Worker, Retiree and Employer Recovery Act of 2008

TAMPA ELECTRIC COMPANY

Consolidated Condensed Balance Sheets

Unaudited

Assets	March 31,	December 31,
(millions)	2018	2017
Property, plant and equipment
Utility plant
Electric	$8,606	$8,555
Gas	1,641	1,609
Construction work in progress	301	263
Utility plant, at original costs	10,548	10,427
Accumulated depreciation	(3,046)	(2,994)
Utility plant, net	7,502	7,433
Other property	11	11
Total property, plant and equipment, net	7,513	7,444

Current assets
Cash and cash equivalents	16	13
Receivables, less allowance for uncollectibles of $1 at both March 31, 2018 and December 31, 2017	225	257
Due from affiliates	4	5
Inventories, at average cost
Fuel	55	60
Materials and supplies	93	90
Regulatory assets	67	77
Prepayments and other current assets	19	13
Total current assets	479	515

Deferred debits
Regulatory assets	351	356
Other	52	49
Total deferred debits	403	405
Total assets	$8,395	$8,364

The accompanying notes are an integral part of the consolidated condensed financial statements.

 TAMPA ELECTRIC COMPANY

Consolidated Condensed Balance Sheets - continued

Unaudited

Liabilities and Capitalization	March 31,	December 31,
(millions)	2018	2017
Capitalization
Common stock	$2,755	$2,645
Accumulated other comprehensive loss	(2)	(2)
Retained earnings	301	335
Total capital	3,054	2,978
Long-term debt	1,860	1,860
Total capitalization	4,914	4,838

Current liabilities
Long-term debt due within one year	304	304
Notes payable	300	305
Accounts payable	174	233
Due to affiliates	17	21
Customer deposits	130	131
Regulatory liabilities	67	58
Accrued interest	37	14
Accrued taxes	29	12
Other	24	44
Total current liabilities	1,082	1,122

Long-term liabilities
Deferred income taxes	841	825
Regulatory liabilities	1,218	1,227
Deferred credits and other liabilities	340	352
Total long-term liabilities	2,399	2,404

Commitments and Contingencies (see Note 8)

Total liabilities and capitalization	$8,395	$8,364

The accompanying notes are an integral part of the consolidated condensed financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Condensed Statements of Income and Comprehensive Income

Unaudited

	Three months ended March 31,
(millions)	2018	2017
Revenues
Electric	$461	$442
Gas	136	111
Total revenues	597	553
Expenses
Fuel	122	131
Purchased power	13	7
Cost of natural gas sold	55	36
Operations and maintenance	157	128
Depreciation and amortization	93	85
Taxes, other than income	52	49
Total expenses	492	436
Income from operations	105	117
Other income
Allowance for equity funds used during construction	0	1
Other income, net	2	2
Total other income	2	3
Interest charges
Interest on long-term debt	27	28
Other interest	3	2
Allowance for borrowed funds used during construction	0	(1)
Total interest charges	30	29
Income before provision for income taxes	77	91
Provision for income taxes	14	35
Net income	$63	$56
Comprehensive income	$63	$56

The accompanying notes are an integral part of the consolidated condensed financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Condensed Statements of Cash Flows

Unaudited

	Three months ended March 31,
(millions)	2018	2017
Cash flows from operating activities
Net income	$63	$56
Adjustments to reconcile net income to cash from operating activities:
Depreciation and amortization	93	85
Deferred income taxes and investment tax credits	8	35
Deferred recovery clauses	(7)	(23)
Receivables, less allowance for uncollectibles	32	11
Inventories	2	(8)
Taxes accrued	23	16
Interest accrued	23	22
Accounts payable	(68)	(101)
Regulatory assets and liabilities	20	(5)
Other	(32)	(12)
Cash flows from operating activities	157	76
Cash flows used in investing activities
Capital expenditures	(162)	(143)
Cash flows used in investing activities	(162)	(143)
Cash flows from financing activities
Equity contributions from TECO Energy	110	27
Net increase (decrease) in short-term debt	(5)	106
Dividends to TECO Energy	(97)	(65)
Other financing activities	0	(1)
Cash flows from financing activities	8	67
Net increase in cash and cash equivalents	3	0
Cash and cash equivalents at beginning of period	13	10
Cash and cash equivalents at end of period	$16	$10
Supplemental disclosure of non-cash activities
Change in accrued capital expenditures	$0	$(12)

The accompanying notes are an integral part of the consolidated condensed financial statements.

TAMPA ELECTRIC COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

UNAUDITED

1. Summary of Significant Accounting Policies

See TEC’s Annual Report on Form 10-K for the year ended December 31, 2017 for a complete discussion of accounting policies. The significant accounting policies for TEC include:

Principles of Consolidation and Basis of Presentation

TEC is a wholly owned subsidiary of TECO Energy, which is an indirect, wholly owned subsidiary of Emera. TEC is comprised of the electric division, referred to as Tampa Electric, and the natural gas division, referred to as PGS.

Intercompany balances and transactions within the divisions have been eliminated in consolidation. In the opinion of management, the unaudited consolidated condensed financial statements include all adjustments that are of a recurring nature and necessary to state fairly the financial position of TEC as of March 31, 2018 and December 31, 2017, and the results of operations and cash flows for the periods ended March 31, 2018 and 2017. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results that can be expected for the entire fiscal year ending December 31, 2018.

The use of estimates is inherent in the preparation of financial statements in accordance with U.S. GAAP. Actual results could differ from these estimates. The year-end consolidated condensed balance sheet was derived from audited financial statements; however, this quarterly report on Form 10-Q does not include all year-end disclosures required for an annual report on Form 10-K by U.S. GAAP.

Revenue Recognition

Regulated electric revenue

Electric revenues are recognized when obligations under the terms of a contract are satisfied, which is primarily when electricity is delivered to customers over time as the customer simultaneously receives and consumes the benefits of the electricity. Electric revenues are recognized on an accrual basis and include billed and unbilled revenues. Revenues related to the sale of electricity are recognized at rates approved by the respective regulator and recorded based on metered usage, which occur on a periodic, systematic basis. At the end of each reporting period, the electricity delivered to customers, but not billed, is estimated and the corresponding unbilled revenue is recognized. TEC’s estimate of unbilled revenue at the end of the reporting period is calculated by estimating the number of MWh delivered to customers at the established rate expected to prevail in the upcoming billing cycle. This estimate includes assumptions as to the pattern of energy demand, weather, line losses and inter-period changes to customer classes.

Regulated gas revenue

Gas revenues are recognized when obligations under the terms of a contract are satisfied, which is primarily when gas is delivered to customers over time as the customer simultaneously receives and consumes the benefits of the gas. Gas revenues are recognized on an accrual basis and include billed and unbilled revenues.  Revenues related to the distribution and sale of gas are recognized at rates approved by the regulator and recorded based on metered usage, which occur on a periodic, systematic basis. At the end of each reporting period, the gas delivered to customers, but not billed, is estimated and the corresponding unbilled revenue is recognized. TEC’s estimate of unbilled revenue at the end of the reporting period is calculated by estimating the number of therms delivered to customers at the established rate expected to prevail in the upcoming billing cycle. This estimate includes assumptions as to the pattern of usage, weather, and inter-period changes to customer classes.

Other

See Accounting for Franchise Fees and Gross Receipts below for the accounting for gross receipts taxes. Sales and other taxes TEC collects concurrent with revenue-producing activities are excluded from revenue.

Receivables and Allowance for Uncollectible Accounts

Receivables from contracts with customers, which consist of services billed to residential, commercial, industrial and other customers, were $218 million and $229 million as of March 31, 2018 and December 31, 2017, respectively. An allowance for uncollectible accounts is established based on TEC’s collection experience. Circumstances that could affect Tampa Electric’s and PGS’s estimates of uncollectible receivables include, but are not limited to, customer credit issues, the level of natural gas prices, customer deposits and general economic conditions. Accounts are written off once they are deemed to be uncollectible.

As of March 31, 2018 and December 31, 2017, unbilled revenues of $62 million and $66 million, respectively, are included in the “Receivables” line item on the Consolidated Condensed Balance Sheets.

Accounting for Franchise Fees and Gross Receipts

Tampa Electric and PGS are allowed to recover certain costs from customers on a dollar-per-dollar basis through rates approved by the FPSC. The amounts included in customers’ bills for franchise fees and gross receipt taxes are included as revenues on the Consolidated Condensed Statements of Income. Franchise fees and gross receipt taxes payable by Tampa Electric and PGS are included as an expense on the Consolidated Condensed Statements of Income in “Taxes, other than income”. These amounts totaled $29 million and $26 million for the three months ended March 31, 2018 and 2017, respectively.

2. New Accounting Pronouncements

Change in Accounting Policy

The new U.S. GAAP accounting policies that are applicable to and adopted by TEC in 2018 are described as follows:

Revenue from Contracts with Customers

On January 1, 2018, TEC adopted Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers and all the related amendments, which created a new, principle-based revenue recognition framework. The standard has been codified as ASC Topic 606. The core principle is that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled to. The guidance requires additional disclosures regarding the nature, amount, timing and uncertainty of revenue and related cash flows arising from contracts with customers. This guidance is effective for annual reporting periods, including interim reporting within those periods, beginning after December 15, 2017.

TEC adopted ASC 606 using the modified retrospective method. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with historic accounting practices. The adoption of ASC 606 resulted in no adjustments to TEC’s opening retained earnings as of the adoption date or TEC’s consolidated condensed income statement for the three months ended March 31, 2018. The impact of the adoption of the new standard is expected to be immaterial to TEC’s net income on an ongoing basis.

Recognition and Measurement of Financial Assets and Financial Liabilities

On January 1, 2018, TEC adopted ASU 2016-01, Financial Instruments – Recognition and Measurement of Financial Assets and Financial Liabilities and all the related amendments. The standard provides guidance for the recognition, measurement, presentation and disclosure of financial assets and liabilities. This guidance is effective for annual reporting periods, including interim reporting within those periods, beginning after December 15, 2017. There was no impact on the consolidated financial statements as a result of the adoption of this standard.

Clarifying the Definition of a Business

In January 2017, the FASB issued ASU 2017-01, Clarifying the Definition of a Business. The standard provides guidance to assist entities with evaluating when a set of transferred assets and activities is a business. This guidance is effective for annual reporting periods, including interim reporting within those periods, beginning after December 15, 2017 and is required to be applied prospectively. TEC adopted ASU 2017-01 effective January 1, 2018. There was no impact on the consolidated financial statements as a result of the adoption of this standard.

Future Accounting Pronouncements

TEC considers the applicability and impact of all ASUs issued by the FASB.  The ASUs that have been issued, but that are not yet effective, are consistent with those disclosed in TEC’s Annual Report on Form 10-K for the year ended December 31, 2017, with the exception of the items noted below.

Leases

In February 2016, the FASB issued ASU 2016-02, Leases. The standard, codified as ASC Topic 842, increases transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet for leases with terms of more than 12 months. Under the existing guidance, operating leases are not recorded as assets and liabilities on the balance sheet. The effect of leases on the consolidated statements of income and the consolidated statements of cash flows is largely unchanged. The guidance will require additional disclosures regarding key information about leasing arrangements. This guidance is effective for annual reporting periods, including interim reporting within those periods, beginning after December 15, 2018. Early adoption is permitted and is required to be applied using a modified retrospective approach. TEC will not early adopt the standard.

In January 2018, the FASB issued an amendment to ASC Topic 842 which permits companies to elect to not evaluate existing land easements under the new standard if the land easements were not previously accounted for under existing lease guidance. TEC expects to elect this practical expedient. In November 2017, the FASB voted to amend ASC Topic 842 to allow companies to elect not to restate their comparative periods in the period of adoption when transitioning to the standard. The amendment is expected to be finalized in the second quarter of 2018. TEC expects to elect this practical expedient.

TEC expects that the standard will affect its financial position by increasing the assets and liabilities recorded relating to its operating leases. However, the ultimate impact of the new standard on TEC’s financial statements and disclosures has not yet been determined. In 2017, TEC developed and began execution of a project plan which included holding training sessions with key stakeholders throughout the organization and gathering detailed information on existing lease arrangements. Remaining activities to be performed include evaluating the available implementation alternatives, calculating the lease asset and liability balances associated with individual contractual arrangements and assessing the disclosure requirements. TEC continues to monitor FASB amendments to ASC Topic 842.

Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income

In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The standard allows reclassification from accumulated other comprehensive income to retained earnings for certain tax effects resulting from the Tax Cuts and Jobs Act that would otherwise be stranded in accumulated other comprehensive income. This guidance is effective for annual reporting periods, including interim reporting within those periods, beginning after December 15, 2018, with early adoption permitted. TEC is currently in the process of evaluating the impact of adoption of this standard on its consolidated financial statements.

3. Regulatory

Tampa Electric Base Rates - 2017 Agreement

On September 27, 2017, Tampa Electric filed with the FPSC an amended and restated settlement agreement that replaced the 2013 base rate settlement agreement and extended it four years through 2021. The FPSC approved the agreement on November 6, 2017.

The amended agreement provides for SoBRAs for TEC’s investments in solar generation. The solar investments are expected to go into service in tranches beginning in September 2018 through January 2021. In order for each tranche of SoBRAs to take effect, Tampa Electric must show that each tranche is cost-effective and each individual project has a cost cap of $1,500/kWac.  Additionally, in order to receive a SoBRA for the last tranche of 50 MWs, the first two tranches of 400 MW must be constructed at or below $1,475/kWac. Tampa Electric plans to invest approximately $850 million in these solar projects.

The amended agreement further contains a provision whereby Tampa Electric agrees to quantify the impact of tax reform on net operating income and neutralize the impact of tax reform through a reduction in base revenues within 120 days of when tax reform becomes law. Additionally, any effects of tax reform between the effective date and the date the base rates are adjusted would be refunded through a one-time clause refund in 2019. See “Tampa Electric Tax Reform and Storm Settlement” below for information regarding the impact of tax reform.

On December 12, 2017, TEC filed its first petition regarding the SoBRAs along with supporting tariffs demonstrating the cost-effectiveness of the September 1, 2018 tranche representing 145 MW and $24 million in estimated revenue requirements. The FPSC approved the tariffs on the first SoBRA filing on May 8, 2018.

Tampa Electric Storm Restoration Cost Recovery

As a result of Tampa Electric’s 2013 rate case settlement, in the event of a named storm that results in damage to its system, Tampa Electric can petition the FPSC to seek recovery of those costs over a 12-month period or longer as determined by the FPSC, as well as replenish its reserve to $56 million, the level of the reserve as of October 31, 2013. In the third quarter of 2017, Tampa Electric was impacted by Hurricane Irma and incurred costs for restoration currently estimated to be approximately $103 million, of which $92 million was charged to the storm reserve, $4 million was charged to O&M expense and $7 million was charged to capital expenditures. At March 31, 2018, the amount of estimated costs charged to the storm reserve regulatory liability exceeded the balance in the storm reserve by $46 million, which is recorded as a regulatory asset on the balance sheet as allowed by an FPSC order. Tampa Electric petitioned the FPSC on December 28, 2017 for recovery of estimated storm costs in excess of the reserve and to replenish the balance in the reserve to the $56 million level that existed as of October 31, 2013. An amended petition was filed with the FPSC on January 30, 2018. See the Regulatory Assets and Liabilities table below.

Tampa Electric Tax Reform and Storm Settlement

On March 1, 2018, the FPSC approved a settlement agreement filed by Tampa Electric that addresses both the recovery of storm costs and the return of tax reform benefits to customers (see Note 4) while keeping customer rates stable in 2018. Beginning on April 1, 2018, the agreement authorizes Tampa Electric to net the estimated amount of storm cost recovery against Tampa Electric’s estimated 2018 tax reform benefits. As a result, in the first quarter of 2018, Tampa Electric recorded O&M expense and a regulatory liability of $19 million in order to offset tax reform benefits in the first quarter due to the agreement allowing the netting of the recovery of storm costs with tax reform benefits. This deferral was recorded as a result of deferring the impact of the first quarter as the effective date of the agreement is April 1, 2018. The regulatory liability will be amortized over the remainder of 2018 as a credit against the recognition of storm expense beginning on April 1, 2018. Tampa Electric’s final storm costs subject to netting and final impact of tax reform on Tampa Electric’s base rates pursuant to the 2017 agreement will be determined in separate regulatory proceedings. Any difference will be trued up and recovered from or returned to customers in 2019. In addition, beginning in January 2019, Tampa Electric will reflect the full impact of tax reform on its base rates. Hearings on the tax reform impacts for all state utilities are tentatively scheduled for the second half of 2018.

PGS Base Rates

PGS’s base rates were established in May 2009. An updated settlement agreement was approved by the FPSC on February 7, 2017.

The PGS settlement does not contain a provision for tax reform. The FPSC approved that tax reform benefits should be applied to customers beginning on February 6, 2018 for utilities in Florida without an existing tax reform settlement provision, including PGS. As a result, PGS deferred the estimated tax reform benefits to customers and recorded a regulatory tax liability of $2 million for the period February 6 to March 31, 2018. PGS will file testimony supporting the calculation of the tax benefits and flowback of its excess deferred taxes on May 31, 2018.

Regulatory Assets and Liabilities

Tampa Electric and PGS apply the FASB’s accounting standards for regulated operations. Regulatory assets generally represent incurred costs that have been deferred, as their future recovery in customer rates is probable. Regulatory liabilities generally represent obligations to make refunds to customers from previous collections for costs that are not likely to be incurred or the advance recovery of expenditures for approved costs.

Details of the regulatory assets and liabilities are presented in the following table:

Regulatory Assets and Liabilities
(millions)	March 31, 2018	December 31, 2017
Regulatory assets:
Regulatory tax asset (1)	$44	$45
Cost-recovery clauses - deferred balances (2)	6	13
Environmental remediation (3)	29	33
Postretirement benefits (4)	268	272
Storm reserve (5)	46	47
Other	25	23
Total regulatory assets	418	433
Less: Current portion	67	77
Long-term regulatory assets	$351	$356
Regulatory liabilities:
Regulatory tax liability (6)	$725	$730
Tax reform and storm agreement (7)	19	0
Cost-recovery clauses (2)	20	32
Accumulated reserve - cost of removal (8)	516	518
Other	5	5
Total regulatory liabilities	1,285	1,285
Less: Current portion	67	58
Long-term regulatory liabilities	$1,218	$1,227

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

(2)

These assets and liabilities are related to FPSC clauses and riders. They are recovered or refunded through cost-recovery mechanisms approved by the FPSC on a dollar-for-dollar basis in the next year. In the case of the regulatory asset related to derivative liability, recovery occurs in the year following the settlement of the derivative position.

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

(6)

The regulatory tax liability is primarily related to the revaluation of TEC’s deferred income tax balances at the lower income tax rate recorded in December 2017. As of March 31, 2018 and December 31, 2017, the liability related to the revaluation of the deferred income tax balances has been classified as non-current due to uncertainties around the timing and other regulatory decisions that will affect the amount of regulatory tax liability amortized and returned to customers through rate reductions or other revenue offsets in 2018. See Note 4 to the TEC Consolidated Condensed Financial Statements for further information.

(7)

This regulatory liability represents the offset to tax reform benefits in the first quarter of 2018 due to Tampa Electric’s settlement agreement allowing the netting of the recovery of storm costs with tax reform benefits. The amount will be amortized over the remainder of 2018 commencing on April 1, 2018. See Tampa Electric Tax Reform and Storm Settlement above for further information.

(8)

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

4. Income Taxes

U.S. Tax Reform

On December 22, 2017, the U.S. Tax Cuts and Jobs Act of 2017 (the Act) was signed into legislation. The Act includes a broad range of tax reform changes affecting businesses, effective January 1, 2018 which provide a corporate federal tax rate reduction from 35% to 21%, 100% asset expensing, limitation of interest deduction, the repeal of section 199 domestic production deduction and the preservation of the existing normalization rules. The Act also provides that regulated electric and gas companies are exempt from the 100% asset expensing and interest expense deduction limitation. In accordance with U.S. GAAP, TEC was required to revalue its deferred income tax assets and liabilities based on the new 21% federal tax rate at the date of enactment. Additionally, under FPSC rules TEC was required to adjust deferred income tax assets and liabilities for changes in tax rates with a corresponding regulatory liability for the excess deferred taxes generated by the tax rate differential. See Note 3.

TEC continues to analyze certain aspects of the Act, including the uncertainty of the application of 100% asset expensing rules after September 27, 2017, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. Further adjustments, if any, will be recorded by TEC during the measurement period in 2018 as permitted by SEC Staff Accounting Bulletin 118, Income tax Accounting Implications of the Tax Cuts and Jobs Act. No measurement period adjustments have been recognized during the first quarter of 2018.

Income Tax Expense

TEC is included in a consolidated U.S. federal income tax return with EUSHI and its subsidiaries. TEC’s income tax expense is based upon a separate return method, modified for the benefits-for-loss allocation in accordance with respective tax sharing agreements with TECO Energy and EUSHI. To the extent that TEC’s cash tax positions are settled differently than the amount reported as realized under the tax sharing agreement, the difference is accounted for as either a capital contribution or a distribution.

TEC’s effective tax rates for the three months ended March 31, 2018 and 2017 were 18.18% and 38.46%, respectively. The decrease in the effective tax rates in 2018 versus the same period in 2017 was primarily due to tax reform impacts. TEC’s effective tax rate for the three months ended March 31, 2018 differed from the statutory rate principally due to tax reform impacts. TEC’s effective tax rate for the three months ended March 31, 2017 differed from the statutory rate principally due to the tax benefit related to AFUDC-equity.

Unrecognized Tax Benefits

As of March 31, 2018, the amount of unrecognized tax benefits was $8 million, all of which was recorded as a reduction of deferred income tax assets for tax credit carryforwards. TEC believes that the total unrecognized tax benefits will decrease and be recognized within the next twelve months due to the ongoing audit examination of TECO Energy’s consolidated federal income tax return for the short tax year ending June 30, 2016. TEC had $8 million of unrecognized tax benefits at March 31, 2018, that, if recognized, would reduce TEC’s effective tax rate.

5. Employee Postretirement Benefits

TEC is a participant in the comprehensive retirement plans of TECO Energy. The following table presents detail related to TECO Energy’s periodic benefit cost for pension and other postretirement benefits. Amounts disclosed for TECO Energy’s pension benefits include the amounts related to its qualified pension plan and non-qualified, non-contributory SERP.

TECO Energy Benefit Cost
(millions)	Pension Benefits			Other Postretirement Benefits
Three months ended March 31,	2018	2017		2018	2017
Components of net periodic benefit cost
Service cost	$5	$5		$1	$1
Interest cost	7	7		2	2
Expected return on assets	(12)	(12)		0	0
Amortization of:
Prior service (benefit) cost	0	0		(1)	(1)
Actuarial (gain) loss	5	4		0	0
Settlement cost	0	7	(1)	0	0
Net periodic benefit cost	$5	$11		$2	$2
(1)	Represents TECO Energy’s SERP settlement charge as a result of retirements that occurred subsequent to the Merger with Emera. The charge did not impact TEC’s financial statements.

TEC’s portion of the net periodic benefit cost for the three months ended March 31, 2018 and 2017, respectively, was $3 million and $3 million for pension benefits, and $2 million and $1 million for other postretirement benefits.

For the 2018 plan year, TECO Energy assumed a long-term EROA of 6.85% and a discount rate of 3.63% for pension benefits under its qualified pension plan. For the 2018 plan year of TECO Energy’s other postretirement benefits, TECO Energy used a discount rate of 3.70%.

TECO Energy made contributions of $10 million and $14 million to its qualified pension plan in the three months ended March 31, 2018 and 2017, respectively. TEC’s portion of these contributions was $8 million and $11 million, respectively. TECO Energy and TEC do not expect to make additional contributions to the pension plan for the remainder of 2018.

Included in the benefit cost discussed above, for the three months ended March 31, 2018 and 2017, TEC reclassified $4 million and $2 million, respectively, of unamortized prior service benefits and costs and actuarial gains and losses from regulatory assets to net income.

6. Short-Term Debt

Details of the credit facilities and related borrowings are presented in the following table:

	March 31, 2018			December 31, 2017
			Letters			Letters
	Credit	Borrowings	of Credit	Credit	Borrowings	of Credit
(millions)	Facilities	Outstanding (1)	Outstanding	Facilities	Outstanding (1)	Outstanding
Tampa Electric Company:
5-year facility (2)	$325	$0	$1	$325	$5	$1
3-year accounts receivable facility (3)	150	0	0	150	0	0
1-year term facility (4)	300	300	0	300	300	0
Total	$775	$300	$1	$775	$305	$1
(1)	Borrowings outstanding are reported as notes payable.
(2)	This 5-year facility matures March 22, 2022.
(3)	This 3-year facility matures March 22, 2021.
(4)	This 1-year facility matures on November 1, 2018.

At March 31, 2018, these credit facilities required commitment fees ranging from 12.5 to 35.0 basis points. The weighted-average interest rate on outstanding amounts payable under the credit facilities at March 31, 2018 and December 31, 2017 was 2.3% and 2.1%, respectively.

Tampa Electric Company Accounts Receivable Facility

On March 23, 2018, TEC amended its $150 million accounts receivable collateralized borrowing facility in order to extend the scheduled termination date to March 22, 2021, by entering into a Second Amended Loan and Servicing Agreement, among TEC, certain lenders and the program agent (the Loan Agreement). TEC will pay program and liquidity fees, which total 70 basis points at March 31, 2018. Interest rates on the borrowings are based on prevailing asset-backed commercial paper rates, unless such rates are not available from conduit lenders, in which case the rates will be at an interest rate equal to either The Bank of Tokyo-Mitsubishi UFJ, Ltd.’s prime rate, the federal funds rate, or the London interbank deposit rate, plus a margin.  In the case of default, as defined under the terms of the Loan Agreement, TEC has pledged as collateral a pool of receivables equal to the borrowings outstanding. TEC continues to service, administer and collect the pledged receivables, which are classified as receivables on the balance sheet. As of March 31, 2018, TEC was in compliance with the requirements of the Loan Agreement.

7. Long-Term Debt

Fair Value of Long-Term Debt

At March 31, 2018, TEC’s long-term debt had a carrying amount of $2,164 million and an estimated fair market value of $2,341 million. At December 31, 2017, TEC’s total long-term debt had a carrying amount of $2,164 million and an estimated fair market value of $2,412 million. The fair value of debt securities determined using Level 1 measurements was $55 million at March 31, 2018 and December 31, 2017. The fair value of the remaining debt securities is determined using Level 2 measurements (see Note 12 for information regarding the fair value hierarchy).

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

Superfund and Former Manufactured Gas Plant Sites

TEC, through its Tampa Electric and PGS divisions, is a PRP for certain superfund sites and, through its PGS division, for certain former MGP sites. While the joint and several liability associated with these sites presents the potential for significant response costs, as of March 31, 2018, TEC has estimated its ultimate financial liability to be $28 million, primarily at PGS. This amount has been accrued and is primarily reflected in the long-term liability section under “Deferred credits and other liabilities” on the

Consolidated Condensed Balance Sheets. The environmental remediation costs associated with these sites are expected to be paid over many years.

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

Long-Term Commitments

TEC has commitments for purchased power and long-term leases, primarily for land, building space, vehicles, office equipment,  heavy equipment, other purchase obligations, long-term service agreements and capital projects.  In addition, TEC has payment obligations under contractual agreements for fuel, fuel transportation and power purchases that are recovered from customers under regulatory clauses. The following is a schedule of future payments under PPAs, minimum lease payments with non-cancelable lease terms in excess of one year, and other net purchase obligations/commitments at March 31, 2018:

			Long-term Service
	Purchased	Operating	Agreements/Capital	Clause Recoverable
(millions)	Power	Leases	Projects	Commitments	Total
Year ended December 31:
2018	$15	$2	$412	$359	$788
2019	0	2	155	237	394
2020	0	2	21	186	209
2021	0	2	15	155	172
2022	0	2	8	150	160
Thereafter	0	36	23	1,124	1,183
Total future minimum payments	$15	$46	$634	$2,211	$2,906

Financial Covenants

TEC must meet certain financial tests, including a debt to capital ratio, as defined in the applicable banking agreements and has certain restrictive covenants in specific agreements and debt instruments. At March 31, 2018, TEC was in compliance with all required financial covenants.

9. Segment Information

(millions)	Tampa				Tampa Electric
Three months ended March 31,	Electric	PGS	Eliminations		Company
2018
Revenues - external	$461	$136	$0		$597
Intracompany sales	0	6	(6)		0
Total revenues	461	142	(6)		597
Total interest charges	26	4	0		30
Net income	$48	$15	$0		$63
2017
Revenues - external	$442	$111	$0		$553
Intracompany sales	0	1	(1)		0
Total revenues	442	112	(1)		553
Total interest charges	25	4	0		29
Net income	$42	$14	$0		$56
Total assets at March 31, 2018	$7,596	$1,297	$(498)	(1)	$8,395
Total assets at December 31, 2017	$7,635	$1,284	$(555)	(1)	$8,364

(1)	Amounts relate to consolidated deferred tax reclassifications. Deferred tax assets are reclassified and netted with deferred tax liabilities upon consolidation.

10. Revenue

The following disaggregates TEC’s revenue by major source for the three months ended March 31, 2018:

(millions)	Tampa			Tampa Electric
Three months ended March 31, 2018	Electric	PGS	Eliminations	Company
Electric revenue
Residential	$230	$0	$0	$230
Commercial	132	0	0	132
Industrial	38	0	0	38
Regulatory deferrals and unbilled revenue	(1)	0	0	(1)
Other (1)	62	0	0	62
Total electric revenue	461	0	0	461
Gas revenue
Residential	0	56	0	56
Commercial	0	44	0	44
Industrial (2)	0	5	0	5
Other (3)	0	37	(6)	31
Total gas revenue	0	142	(6)	136
Total revenue	$461	$142	$(6)	$597
(1) Other includes sales to public authorities, off-system sales to other utilities and various other items.
(2) Industrial includes sales to power generation customers.
(3) Other includes off-system sales to other utilities and various other items.

Remaining Performance Obligations

Remaining performance obligations primarily represent lighting contracts and gas transportation contracts with fixed contract terms.  As of March 31, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $140 million. As allowed by the practical expedient in ASC 606, this amount excludes contracts with an original expected length of one year or less and variable amounts for which TEC recognizes revenue at the amount to which it has the right to invoice for services performed. TEC expects to recognize revenue for the remaining performance obligations through 2033.

11. Accounting for Derivative Instruments and Hedging Activities

From time to time, TEC enters into futures, forwards, swaps and option contracts for the following purposes:

•	To limit the exposure to price fluctuations for physical purchases and sales of natural gas in the course of normal operations, and
•	To optimize the utilization of Tampa Electric’s physical natural gas storage capacity.

TEC uses derivatives only to reduce normal operating and market risks, not for speculative purposes. TEC’s primary objective in using derivative instruments for regulated operations is to reduce the impact of market price volatility on customers and to optimize the utilization of its physical natural gas storage capacity.

The risk management policies adopted by TEC provide a framework through which management monitors various risk exposures. Daily and periodic reporting of positions and other relevant metrics are performed by a centralized risk management group, which is independent of all operating companies.

In November 2016, Tampa Electric and the other major electric IOUs in Florida signed a stipulation agreement approved by the FPSC calling for a one-year moratorium on hedging of natural gas purchases.  In September 2017, Tampa Electric filed with the FPSC an amended and restated settlement agreement, which replaces the existing 2013 base rate settlement agreement and includes a provision for a five-year moratorium on hedging of natural gas purchases. The FPSC approved the agreement on November 6, 2017 (see Note 3).   The maximum length of time over which TEC is hedging its exposure to the variability in future cash flows extends to November 30, 2018 for financial natural gas contracts, which includes a derivative volume of 5 MMBTUs.

TEC applies the accounting standards for derivative instruments and hedging activities. These standards require companies to recognize derivatives as either assets or liabilities in the financial statements, to measure those instruments at fair value.  TEC also applies the accounting standards for regulated operations to financial instruments used to hedge the purchase of natural gas and optimize natural gas storage capacity for its regulated companies. These standards, in accordance with the FPSC, permit the changes in fair value of natural gas derivatives to be recorded as regulatory assets or liabilities reflecting the impact of these activities on the fuel recovery clause. As a result, these changes are not recorded in OCI or net income (see Note 3).

TEC’s physical contracts qualify for the NPNS exception to derivative accounting rules, provided they meet certain criteria. Generally, NPNS applies if TEC deems the counterparty creditworthy, if the counterparty owns or controls resources within the proximity to allow for physical delivery of the commodity, if TEC intends to receive physical delivery and if the transaction is reasonable in relation to TEC’s business needs. As of March 31, 2018, all of TEC’s physical contracts qualify for the NPNS exception, which has been elected.

The derivatives at March 31, 2018 and December 31, 2017 are reflected on TEC’s Consolidated Condensed Balance Sheets and classified accordingly as current assets and liabilities on a net basis as permitted by their respective master netting agreements. There were approximately zero derivative assets and liabilities as of March 31, 2018 and $1 million of derivative liabilities as of December 31, 2017 and 2016, respectively. There are minor offset amount differences between the gross derivative assets and liabilities and the net amounts included in the Consolidated Balance Sheets. There was no collateral posted with or received from any counterparties at March 31, 2018 and December 31, 2017.

The corresponding effect of these natural gas related derivatives on the regulated utilities’ fuel recovery clause mechanism is reflected on the Consolidated Balance Sheets as current regulatory assets and liabilities. Based on the fair value of the instruments at March 31, 2018, there are no net pre-tax reductions in fuel costs that are expected to be reclassified from regulatory assets or liabilities to the Consolidated Statements of Income within the next twelve months.

TEC is exposed to credit risk by entering into derivative instruments with counterparties to limit its exposure to the commodity price fluctuations associated with natural gas and to optimize the value of natural gas storage capacity. Credit risk is the potential loss resulting from a counterparty’s nonperformance under an agreement. TEC manages credit risk with policies and procedures for, among other things, counterparty analysis, exposure measurement and exposure monitoring and mitigation.

It is possible that volatility in commodity prices could cause TEC to have material credit risk exposures with one or more counterparties. If such counterparties fail to perform their obligations under one or more agreements, TEC could suffer a material financial loss. However, as of March 31, 2018, substantially all of the counterparties with transaction amounts outstanding in TEC’s energy portfolio were rated investment grade by the major rating agencies. TEC assesses credit risk internally for counterparties that are not rated.

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

The fair value of financial instruments is determined by using various market data and other valuation techniques. TEC’s financial assets and liabilities that were accounted for at fair value on a recurring basis are derivative assets and liabilities, which are classified as Level 2. Natural gas swaps are OTC swap instruments. The fair value of the swaps is estimated utilizing the market approach. The price of swaps is calculated using observable NYMEX quoted closing prices of exchange-traded futures. These prices are applied to the notional quantities of active positions to determine the reported fair value (see Note 11).

TEC considered the impact of nonperformance risk in determining the fair value of derivatives. TEC considered the net position with each counterparty, past performance of both parties, the intent of the parties, indications of credit deterioration and whether the markets in which TEC transacts have experienced dislocation. As of March 31, 2018, the fair value of derivatives was not materially affected by nonperformance risk. There were no Level 3 assets or liabilities for the periods presented.

As of March 31, 2018 and December 31, 2017, the carrying value of TEC’s short-term debt was not materially different from the fair value due to the short-term nature of the instruments and because the stated rates approximate market rates. The fair value of TEC’s short-term debt is determined using Level 2 measurements. See Note 7 for information regarding the fair value of long-term debt.

Item 2.	MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS

This Management’s Discussion & Analysis contains forward-looking statements, which are subject to the inherent uncertainties in predicting future results and conditions. Actual results may differ materially from those forecasted. The forecasted results are based on TEC's current expectations and assumptions, and TEC does not undertake to update that information or any other information contained in this Management’s Discussion & Analysis, except as may be required by law. Factors that could impact actual results include: regulatory actions or legislation by federal, state or local authorities; unexpected capital needs or unanticipated reductions in cash flow that affect liquidity; the ability to access the capital and credit markets when required; general economic conditions affecting customer growth and energy sales; economic conditions affecting the Florida economy; weather variations and customer energy usage patterns affecting sales and operating costs and the effect of weather conditions on energy consumption; the effect of extreme weather conditions or hurricanes; general operating conditions; input commodity prices affecting cost; natural gas demand; and the ability of TEC to operate equipment without undue accidents, breakdowns or failures. Additional information is contained under "Risk Factors" in TEC’s Annual Report on Form 10-K for the year ended December 31, 2017.

Earnings Summary - Unaudited

	Three months ended March 31,
(millions)	2018	2017
Revenues
Tampa Electric	$461	$442
PGS	142	112
Eliminations	(6)	(1)
TEC	$597	$553

Net income
Tampa Electric	$48	$42
PGS	15	14
TEC	$63	$56

Operating Results

Three Months Ended March 31, 2018

First quarter 2018 net income was $63 million, compared with $56 million in the first quarter of 2017. First quarter 2018 results were impacted by increased revenue at Tampa Electric and PGS due to favorable weather, customer growth, and higher base rates as a result of the expansion of the Polk Power Station on January 16, 2017, partially offset by higher O&M and depreciation expenses. See below for further detail.

Operating Company Results

All amounts included in the operating company discussions below are after tax, unless otherwise noted.

Tampa Electric Company – Electric Division

Tampa Electric’s net income for the first quarter of 2018 was $48 million, compared with $42 million for the same period in 2017. Results reflected higher base revenues partially offset by higher depreciation expense.

Total degree days (a measure of heating and cooling demand) in Tampa Electric's service area in the first quarter of 2018 were 19% above normal and 27% above the 2017 period. Total net energy for load increased 5.1% in the first quarter of 2018 compared with the same period in 2017. Pre-tax base revenues were $14 million higher than in 2017, primarily driven by weather and higher base rates as a result of the expansion of the Polk Power Station, which went in service on January 16, 2017. Results reflect a 1.3% increase in number of customers at March 31, 2018 compared to March 31, 2017.

Operations and maintenance expense, excluding all FPSC-approved cost-recovery clauses and the impact of the regulatory agreement netting the recovery of storm costs with tax reform benefits of $14 million ($19 million pre-tax), was $1 million higher than in the 2017 quarter, primarily reflecting the timing of generation outages. See Note 3 to the TEC Consolidated Condensed Financial Statements for further information regarding Tampa Electric’s tax reform and storm settlement agreement. Depreciation and amortization expense increased $3 million in the first quarter of 2018 from normal additions to facilities to reliably serve customers.

Tampa Electric’s regulated operating statistics for the three months ended March 31, 2018 and 2017 are as follows:

(millions, except customers and total degree days)	Operating Revenues			Kilowatt-hour sales
Three months ended March 31,	2018	2017	% Change	2018	2017	% Change
By Customer Type
Residential	$230	$198	16	2,021	1,761	15
Commercial	132	131	1	1,404	1,431	(2)
Industrial	38	39	(3)	473	504	(6)
Other sales of electricity	44	37	19	448	386	16
Regulatory deferrals and unbilled revenue (1)	(1)	22	nm
Total energy sales	443	427	4	4,346	4,082	6
Sales for resale	4	1	300	92	36	156
Other operating revenue	14	14	0
Total revenues	$461	$442	4	4,438	4,118	8
Customers at March 31, (thousands)	751	743	1
Retail net energy for load (kilowatt hours)				4,480	4,261	5
Total degree days				700	553	27

(1) Primarily reflects the timing of clause recoveries.
nm Not meaningful

Tampa Electric Company – Natural Gas Division

PGS reported net income of $15 million for the first quarter, compared with $14 million in the first quarter of 2017. Results reflect a 2.9% higher number of customers in the first quarter of 2018 compared to the first quarter of 2017. Residential and commercial revenue increased primarily due to cooler weather compared to 2017.

Depreciation and amortization increased $2 million due to amortization of the regulatory asset associated with MGP environmental remediation costs and normal asset growth. Operations and maintenance expense, excluding all FPSC-approved cost-recovery clauses, was $2 million higher than in the 2017 quarter due to higher employee-related costs, customer technology and contractor costs.

PGS’s regulated operating statistics for the three months ended March 31, 2018 and 2017 are as follows:

(millions, except customers)	Operating Revenues			Therms
Three months ended March 31,	2018	2017	% Change	2018	2017	% Change
By Customer Type
Residential	$56	$42	33	35	28	25
Commercial	44	39	13	144	134	7
Industrial	4	4	0	90	87	3
Off system sales	15	10	50	36	27	33
Power generation	1	1	0	191	181	6
Other revenues	19	13	46
Total	$139	$109	28	496	457	9
By Sales Type
System supply	$83	$61	36	78	61	28
Transportation	37	34	9	418	396	6
Other revenues	19	14	36
Total	$139	$109	28	496	457	9
Customers at March 31, (thousands)	383	372	3

Income Taxes

The provisions for income taxes for the three months ended March 31, 2018 and 2017 were $14 million and $35 million, respectively. The provision for income taxes for the 2018 quarter decreased mainly due to tax reform impacts. See Note 4 to the TEC Consolidated Condensed Financial Statements for further information.

Liquidity and Capital Resources

The table below sets forth the March 31, 2018 liquidity, cash balances and amounts available under the TEC credit facilities.

(millions)
Credit facilities	$775
Drawn amounts/letters of credit	301
Available credit facilities	474
Cash and short-term investments	16
Total liquidity	$490

Cash Impacts Related to Operating Activities

Cash flows from operating activities for the three months ended March 31, 2018 were $157 million, an increase of $81 million compared to the same period in 2017. The increase is primarily due to lower payments in 2018 for products and services, increased collections in 2018 of first quarter revenues and year-end receivables, and fewer refunds associated with over-recovered clause recoveries in 2018.

Covenants in Financing Agreements

In order to utilize its bank credit facilities, TEC must meet certain financial tests as defined in the applicable agreements. In addition, TEC has certain restrictive covenants in specific agreements and debt instruments. At March 31, 2018, TEC was in compliance with all applicable financial covenants. The table that follows lists the significant financial covenants and the performance relative to them at March 31, 2018. Reference is made to the specific agreements and instruments for more details.

Significant Financial Covenants

			Calculation at
Instrument	Financial Covenant (1)	Requirement/Restriction	March 31, 2018
Credit facility - $325 million (2)	Debt/capital	Cannot exceed 65%	44.6%
Credit facility - $300 million (2)	Debt/capital	Cannot exceed 65%	44.6%
Accounts receivable credit facility (2)	Debt/capital	Cannot exceed 65%	44.6%

(1)	As defined in each applicable instrument.
(2)	See Note 6 to the TEC Consolidated Condensed Financial Statements for details of the credit facilities.

Credit Ratings of Senior Unsecured Debt at March 31, 2018

	S&P	Moody’s
Credit ratings of senior unsecured debt	BBB+	A3

Certain of TEC’s derivative instruments contain provisions that require TEC’s debt to maintain investment grade credit ratings (see Note 11 to the TEC Consolidated Condensed Financial Statements).

Commitments and Contingencies

See Note 8 to the TEC Consolidated Condensed Financial Statements for information regarding TEC’s commitments and contingencies as of March 31, 2018.

Capital Investments

In 2018, TEC expects to invest approximately $1,360 million in capital projects, excluding AFUDC-debt and equity. This represents an increase of approximately $160 million from the 2018 forecasted capital investments amount disclosed in TEC’s Annual Report on Form 10-K for the year ended December 31, 2017. The increase is primarily due to timing of solar generation and other generation investments. TEC intends to fund those capital expenditures with available cash on hand, cash generated from operating activities, and cash from equity contributions and debt issuances so that Tampa Electric and PGS maintain their capital structures consistent with existing regulatory arrangements. Actual capital expenditures could vary materially due to changes in schedule, costs for materials or labor or changes in plans.

Fair Value Measurements

All natural gas derivatives were entered into by TEC to manage the impact of natural gas prices on customers and to optimize the utilization of its physical natural gas storage capacity.

As a result of applying accounting standards for regulated operations, the changes in value of natural gas derivatives of Tampa Electric and PGS are recorded as regulatory assets or liabilities to reflect the impact of the risks of derivative activities in the fuel recovery clause. Because the amounts are deferred and ultimately collected through the fuel clause, the unrealized gains and losses associated with the valuation of these assets and liabilities do not impact our results of operations.

The valuation methods used to determine fair value are described in Notes 7 and 12 to the TEC Consolidated Condensed Financial Statements. In addition, TEC considered the impact of nonperformance risk in determining the fair value of derivatives. TEC considered the net position with each counterparty, past performance of both parties and the intent of the parties, indications of credit deterioration and whether the markets in which TEC transacts have experienced dislocation. At March 31, 2018, the fair value of derivatives was not materially affected by nonperformance risk.

Critical Accounting Policies and Estimates

Critical accounting policies and estimates have not materially changed in 2018. For further discussion of critical accounting policies and estimates, see TEC’s Annual Report on Form 10-K for the year ended December 31, 2017.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by Item 3 is omitted pursuant to General Instruction H(2) of Form 10-Q.

Item 4.	CONTROLS AND PROCEDURES
(a)

Evaluation of Disclosure Controls and Procedures. TEC’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of TEC’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2018. Based on such evaluation, TEC’s principal financial officer and principal executive officer have concluded that, as of March 31, 2018, TEC’s disclosure controls and procedures are effective.

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

From time to time, TEC is involved in various legal, tax and regulatory proceedings before various courts, regulatory commissions and governmental agencies in the ordinary course of business. Where appropriate, accruals are made in accordance with accounting standards for contingencies to provide for matters that are probable of resulting in an estimable loss. For a discussion of legal proceedings and environmental matters, see Note 8 of the TEC Consolidated Condensed Financial Statements.

Item 6.	EXHIBITS

Exhibit
No.	Description
3.1	Restated Articles of Incorporation of Tampa Electric Company, as amended on November 30, 1982 (Exhibit 3 to Registration Statement No. 2-70653 of Tampa Electric Company). (P)	*

3.2	Bylaws of Tampa Electric Company, as amended effective February 2, 2011 (Exhibit 3.4, Form 10-K for 2010 of Tampa Electric Company).	*

10.1

Amendment No. 2 dated as of March 23, 2018 to Loan and Servicing Agreement dated as of March 24, 2015, between Tampa Electric Company, as the Servicer, and TEC Receivables Corp., as the Borrower, certain lenders named therein, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Program Agent (Exhibit 10.1, Form 8-K dated March 23, 2018 of Tampa Electric Company).

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

TAMPA ELECTRIC COMPANY
(Registrant)

Date: May 10, 2018	By:	/s/ Gregory W. Blunden
Gregory W. Blunden
Senior Vice President-Finance and Accounting, Treasurer and Chief Financial Officer (Chief Accounting Officer)
(Principal Financial and Accounting Officer)