Form 10-Q
period 2018-06-30
TAMPA ELECTRIC CO
filed 2018-08-10
CIK 96271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 7, 2018, there were 10 shares of Tampa Electric Company’s common stock issued and outstanding, all of which were held, beneficially and of record, by TECO Energy, Inc.

Tampa Electric Company meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format specified in General Instruction H(2) of Form 10-Q.

ACRONYMS

Acronyms used in this and other filings with the U.S. Securities and Exchange Commission include the following:

Term	Meaning
ABS	asset-backed security
AFUDC	allowance for funds used during construction
AFUDC-debt	debt component of allowance for funds used during construction
AFUDC-equity	equity component of allowance for funds used during construction
AOCI	accumulated other comprehensive income
APBO	accumulated postretirement benefit obligation
ARO	asset retirement obligation
ASC	Accounting Standards Codification
BACT	Best Available Control Technology
CAD	Canadian dollars
CAIR	Clean Air Interstate Rule
CCRs	coal combustion residuals
CMO	collateralized mortgage obligation
CNG	compressed natural gas
CPI	consumer price index
CSAPR	Cross State Air Pollution Rule
CO2	carbon dioxide
CT	combustion turbine
ECRC	environmental cost recovery clause
EEI	Edison Electric Institute
EGWP	Employee Group Waiver Plan
Emera	Emera Inc., a geographically diverse energy and services company headquartered in Nova Scotia, Canada
EPA	U.S. Environmental Protection Agency
ERISA	Employee Retirement Income Security Act
EROA	expected return on plan assets
EUSHI	Emera US Holdings Inc., a wholly owned subsidiary of Emera, which is the sole shareholder of TECO Energy’s common stock
FASB	Financial Accounting Standards Board
FDEP	Florida Department of Environmental Protection
FERC	Federal Energy Regulatory Commission
FPSC	Florida Public Service Commission
GHG	greenhouse gas(es)
HAFTA	Highway and Transportation Funding Act
IGCC	integrated gasification combined-cycle
IOU	investor owned utility
IRS	Internal Revenue Service
ISDA	International Swaps and Derivatives Association
ITCs	investment tax credits
KW	kilowatt(s)
kWac	kilowatt on an alternating current basis
MAP-21	Moving Ahead for Progress in the 21st Century Act
MBS	mortgage-backed securities
MD&A	the section of this report entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations
Merger	Merger of Merger Sub Company with and into TECO Energy, with TECO Energy as the surviving corporation
MGP	manufactured gas plant
Merger Agreement	Agreement and Plan of Merger dated September 4, 2015, by and among TECO Energy, Emera and Merger Sub Company
Merger Sub Company	Emera US Inc., a Florida corporation
MMA	The Medicare Prescription Drug, Improvement and Modernization Act of 2003
MMBTU	one million British Thermal Units
MRV	market-related value
MW	megawatt(s)
MWH	megawatt-hour(s)
NAESB	North American Energy Standards Board

Term	Meaning
NAV	net asset value
Note	Note to consolidated financial statements
NOx	nitrogen oxide
NPNS	normal purchase normal sale
NYMEX	New York Mercantile Exchange
O&M expenses	operations and maintenance expenses
OCI	other comprehensive income
OPC	Office of Public Counsel
OPEB	other postretirement benefits
OTC	over-the-counter
PBGC	Pension Benefit Guarantee Corporation
PBO	postretirement benefit obligation
PGA	purchased gas adjustment
PGS	Peoples Gas System, the gas division of Tampa Electric Company
PPA	power purchase agreement
PRP	potentially responsible party
R&D	research and development
REIT	real estate investment trust
RFP	request for proposal
ROE	return on common equity
Regulatory ROE	return on common equity as determined for regulatory purposes
ROW	rights-of-way
S&P	Standard and Poor’s
SCR	selective catalytic reduction
SEC	U.S. Securities and Exchange Commission
SO2	sulfur dioxide
SoBRAs	solar base rate adjustments
SERP	Supplemental Executive Retirement Plan
STIF	short-term investment fund
Tampa Electric	Tampa Electric, the electric division of Tampa Electric Company
TEC	Tampa Electric Company
TECO Energy	TECO Energy, Inc., the direct parent company of Tampa Electric Company
TSI	TECO Services, Inc.
U.S. GAAP	generally accepted accounting principles in the United States
VIE	variable interest entity
WRERA	The Worker, Retiree and Employer Recovery Act of 2008

TAMPA ELECTRIC COMPANY

Consolidated Condensed Balance Sheets

Unaudited

Assets	June 30,	December 31,
(millions)	2018	2017
Property, plant and equipment
Utility plant
Electric	$8,682	$8,555
Gas	1,672	1,609
Construction work in progress	524	263
Utility plant, at original costs	10,878	10,427
Accumulated depreciation	(3,108)	(2,994)
Utility plant, net	7,770	7,433
Other property	12	11
Total property, plant and equipment, net	7,782	7,444

Current assets
Cash and cash equivalents	15	13
Receivables, less allowance for uncollectibles of $1 at June 30, 2018 and December 31, 2017	251	257
Due from affiliates	17	5
Inventories, at average cost
Fuel	48	60
Materials and supplies	97	90
Regulatory assets	45	77
Prepayments and other current assets	15	13
Total current assets	488	515

Deferred debits
Regulatory assets	347	356
Other	47	49
Total deferred debits	394	405
Total assets	$8,664	$8,364

The accompanying notes are an integral part of the consolidated condensed financial statements.

 TAMPA ELECTRIC COMPANY

Consolidated Condensed Balance Sheets - continued

Unaudited

Liabilities and Capitalization	June 30,	December 31,
(millions)	2018	2017
Capitalization
Common stock	$2,860	$2,645
Accumulated other comprehensive loss	(1)	(2)
Retained earnings	323	335
Total capital	3,182	2,978
Long-term debt	2,205	1,860
Total capitalization	5,387	4,838

Current liabilities
Long-term debt due within one year	0	304
Notes payable	375	305
Accounts payable	218	233
Due to affiliates	15	21
Customer deposits	131	131
Regulatory liabilities	61	58
Accrued interest	14	14
Accrued taxes	50	12
Other	17	44
Total current liabilities	881	1,122

Long-term liabilities
Deferred income taxes	855	825
Regulatory liabilities	1,205	1,227
Deferred credits and other liabilities	336	352
Total long-term liabilities	2,396	2,404

Commitments and Contingencies (see Note 8)

Total liabilities and capitalization	$8,664	$8,364

The accompanying notes are an integral part of the consolidated condensed financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Condensed Statements of Income and Comprehensive Income

Unaudited

	Three months ended June 30,
(millions)	2018	2017
Revenues
Electric	$509	$542
Gas	110	102
Total revenues	619	644
Expenses
Fuel	133	165
Purchased power	14	8
Cost of natural gas sold	39	35
Operations and maintenance	162	131
Depreciation and amortization	89	88
Taxes, other than income	51	49
Total expenses	488	476
Income from operations	131	168
Other income
Allowance for equity funds used during construction	1	0
Other income, net	2	2
Total other income	3	2
Interest charges
Interest on long-term debt	27	28
Other interest	3	2
Allowance for borrowed funds used during construction	(1)	0
Total interest charges	29	30
Income before provision for income taxes	105	140
Provision for income taxes	20	54
Net income	85	$86
Other comprehensive income, net of tax
Gain on cash flow hedges	1	0
Total other comprehensive income, net of tax	1	0
Comprehensive income	$86	$86

The accompanying notes are an integral part of the consolidated condensed financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Condensed Statements of Income and Comprehensive Income

Unaudited

	Six months ended June 30,
(millions)	2018	2017
Revenues
Electric	$970	$984
Gas	246	213
Total revenues	1,216	1,197
Expenses
Fuel	255	296
Purchased power	27	15
Cost of natural gas sold	94	71
Operations and maintenance	319	259
Depreciation and amortization	182	173
Taxes, other than income	103	98
Total expenses	980	912
Income from operations	236	285
Other income
Allowance for equity funds used during construction	1	1
Other income, net	4	4
Total other income	5	5
Interest charges
Interest on long-term debt	54	56
Other interest	6	4
Allowance for borrowed funds used during construction	(1)	(1)
Total interest charges	59	59
Income before provision for income taxes	182	231
Provision for income taxes	34	89
Net income	$148	$142
Other comprehensive income, net of tax
Gain on cash flow hedges	1	1
Total other comprehensive income, net of tax	1	1
Comprehensive income	$149	$143

The accompanying notes are an integral part of the consolidated condensed financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Condensed Statements of Cash Flows

Unaudited

	Six months ended June 30,
(millions)	2018	2017
Cash flows from operating activities
Net income	$148	$142
Adjustments to reconcile net income to cash from operating activities:
Depreciation and amortization	182	173
Deferred income taxes and investment tax credits	14	87
Deferred recovery clauses	(25)	(52)
Receivables, less allowance for uncollectibles	2	(23)
Inventories	5	(16)
Taxes accrued	28	27
Accounts payable	(37)	(88)
Regulatory assets and liabilities	54	(6)
Other	(25)	(16)
Cash flows from operating activities	346	228
Cash flows used in investing activities
Capital expenditures	(510)	(299)
Cash flows used in investing activities	(510)	(299)
Cash flows from financing activities
Equity contributions from TECO Energy	215	58
Proceeds from long-term debt issuance	345	0
Repayment of long-term debt	(304)	0
Net increase in short-term debt	70	128
Dividends to TECO Energy	(160)	(109)
Other financing activities	0	(1)
Cash flows from financing activities	166	76
Net increase in cash and cash equivalents	2	5
Cash and cash equivalents at beginning of period	13	10
Cash and cash equivalents at end of period	$15	$15
Supplemental disclosure of non-cash activities
Change in accrued capital expenditures	$18	$(24)

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

Intercompany balances and transactions within the divisions have been eliminated in consolidation. In the opinion of management, the unaudited consolidated condensed financial statements include all adjustments that are of a recurring nature and necessary to state fairly the financial position of TEC as of June 30, 2018 and December 31, 2017, and the results of operations and cash flows for the periods ended June 30, 2018 and 2017. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results that can be expected for the entire fiscal year ending December 31, 2018.

The use of estimates is inherent in the preparation of financial statements in accordance with U.S. GAAP. Actual results could differ from these estimates. The year-end consolidated condensed balance sheet was derived from audited financial statements; however, this quarterly report on Form 10-Q does not include all year-end disclosures required for an annual report on Form 10-K by U.S. GAAP.

Revenue Recognition

Regulated electric revenue

Electric revenues, including energy charges, demand charges, basic facilities charges and applicable clauses and riders, are recognized when obligations under the terms of a contract are satisfied. This occurs primarily when electricity is delivered to customers over time as the customer simultaneously receives and consumes the benefits of the electricity. Electric revenues are recognized on an accrual basis and include billed and unbilled revenues. Revenues related to the sale of electricity are recognized at rates approved by the respective regulator and recorded based on metered usage, which occur on a periodic, systematic basis, generally monthly. At the end of each reporting period, the electricity delivered to customers, but not billed, is estimated and the corresponding unbilled revenue is recognized. TEC’s estimate of unbilled revenue at the end of the reporting period is calculated by estimating the number of MWh delivered to customers at the established rate expected to prevail in the upcoming billing cycle. This estimate includes assumptions as to the pattern of energy demand, weather, line losses and inter-period changes to customer classes.

Regulated gas revenue

Gas revenues, including energy charges, demand charges, basic facilities charges and applicable clauses and riders, are recognized when obligations under the terms of a contract are satisfied. This occurs primarily when gas is delivered to customers over time as the customer simultaneously receives and consumes the benefits of the gas. Gas revenues are recognized on an accrual basis and include billed and unbilled revenues.  Revenues related to the distribution and sale of gas are recognized at rates approved by the regulator and recorded based on metered usage, which occur on a periodic, systematic basis, generally monthly. At the end of each reporting period, the gas delivered to customers, but not billed, is estimated and the corresponding unbilled revenue is recognized. TEC’s estimate of unbilled revenue at the end of the reporting period is calculated by estimating the number of therms delivered to customers at the established rate expected to prevail in the upcoming billing cycle. This estimate includes assumptions as to the pattern of usage, weather, and inter-period changes to customer classes.

Other

See Accounting for Franchise Fees and Gross Receipts below for the accounting for gross receipts taxes. Sales and other taxes TEC collects concurrent with revenue-producing activities are excluded from revenue.

Receivables and Allowance for Uncollectible Accounts

Receivables from contracts with customers, which consist of services to residential, commercial, industrial and other customers, were $249 million and $229 million as of June 30, 2018 and December 31, 2017, respectively. An allowance for uncollectible accounts is established based on TEC’s collection experience. Circumstances that could affect Tampa Electric’s and PGS’s estimates of uncollectible receivables include, but are not limited to, customer credit issues, the level of natural gas prices, customer deposits and general economic conditions. Accounts are written off once they are deemed to be uncollectible.

As of June 30, 2018 and December 31, 2017, unbilled revenues of $80 million and $66 million, respectively, are included in the “Receivables” line item on the Consolidated Condensed Balance Sheets.

Accounting for Franchise Fees and Gross Receipts

Tampa Electric and PGS are allowed to recover certain costs from customers on a dollar-per-dollar basis through rates approved by the FPSC. The amounts included in customers’ bills for franchise fees and gross receipt taxes are included as revenues on the Consolidated Condensed Statements of Income. Franchise fees and gross receipt taxes payable by Tampa Electric and PGS are included as an expense on the Consolidated Condensed Statements of Income in “Taxes, other than income”. These amounts totaled $28 million and $29 million for the three months ended June 30, 2018 and 2017, respectively, and $57 million and $54 million for the six months ended June 30, 2018 and 2017, respectively.

2. New Accounting Pronouncements

Change in Accounting Policy

The new U.S. GAAP accounting policies that are applicable to and adopted by TEC in 2018 are described as follows:

Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income

In February 2018, the FASB issued Accounting Standard Update (ASU) No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The standard allows reclassification from accumulated other comprehensive income to retained earnings for certain tax effects resulting from the U.S. Tax Cuts and Jobs Act that would otherwise be stranded in accumulated other comprehensive income or loss. This guidance is effective for annual reporting periods, including interim reporting within those periods, beginning after December 15, 2018, with early adoption permitted. TEC has early adopted the standard in June 2018 and elected to not reclassify tax effects resulting from the U.S. Tax Cuts and Jobs Act stranded in accumulated other comprehensive income to retained earnings as amounts were not material. TEC utilizes a portfolio approach in order to determine the timing and extent to which stranded income tax effects from items that were previously recorded in accumulated other comprehensive income are released. There is no impact on TEC’s Condensed Consolidated Financial Statements for the period ended June 30, 2018 as a result of implementation of this standard.

Revenue from Contracts with Customers

On January 1, 2018, TEC adopted ASU 2014-09, Revenue from Contracts with Customers and all the related amendments, which created a new, principle-based revenue recognition framework. The standard has been codified as ASC Topic 606. The core principle is that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled to. The guidance requires additional disclosures regarding the nature, amount, timing and uncertainty of revenue and related cash flows arising from contracts with customers. This guidance is effective for annual reporting periods, including interim reporting within those periods, beginning after December 15, 2017.

TEC adopted ASC 606 using the modified retrospective method. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with historic accounting practices. The adoption of ASC 606 resulted in no adjustments to TEC’s opening retained earnings as of the adoption date or TEC’s Condensed Consolidated Income Statement for the three and six months ended June 30, 2018. The impact of the adoption of the new standard was immaterial to TEC’s net income and is expected to be immaterial on an ongoing basis.

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

Future Accounting Pronouncements

TEC considers the applicability and impact of all ASUs issued by the FASB.  The ASUs that have been issued, but that are not yet effective, are consistent with those disclosed in TEC’s Annual Report on Form 10-K for the year ended December 31, 2017, with updates noted below.

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

In January 2018, the FASB issued an amendment to ASC Topic 842 which permits companies to elect to not evaluate existing land easements under the new standard if the land easements were not previously accounted for under existing lease guidance. TEC expects to make this election. In July 2018, the FASB issued an amendment to ASC Topic 842 which permits companies to elect not to restate their comparative periods in the period of adoption when transitioning to the standard. TEC expects to make this election.

The standard will affect TEC’s financial position by increasing the assets and liabilities recorded relating to its operating leases. However, the ultimate impact of the new standard on TEC’s financial statements and disclosures has not yet been fully determined. In 2017, TEC developed and began execution of a project plan which included holding training sessions with key stakeholders throughout the organization and gathering detailed information on existing lease arrangements. Activities currently being executed include evaluating the available implementation alternatives, calculating the lease asset and liability balances associated with individual contractual arrangements and assessing the disclosure requirements. TEC will implement additional processes and controls to facilitate the identification, tracking and reporting of potential leases based on the requirements of the standard. Significant updates to systems are not expected. TEC continues to monitor FASB amendments to ASC Topic 842.

3. Regulatory

Tampa Electric Base Rates - 2017 Agreement

On September 27, 2017, Tampa Electric filed with the FPSC an amended and restated settlement agreement that replaced the 2013 base rate settlement agreement and extended it four years through December 31, 2021. The FPSC approved the agreement on November 6, 2017.

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

On December 12, 2017, TEC filed its first petition regarding the SoBRAs along with supporting tariffs demonstrating the cost-effectiveness of the September 1, 2018 tranche representing 145 MW and $24 million annually in estimated revenue requirements. The FPSC approved the tariffs on the first SoBRA filing on May 8, 2018. On June 29, 2018, TEC filed its second SoBRA petition along with supporting tariffs demonstrating the cost-effectiveness of the January 1, 2019 tranche representing 260 MW and $46 million annually in estimated revenue requirements. A decision by the FPSC on the second SoBRA is anticipated to occur in October 2018.

Tampa Electric Storm Restoration Cost Recovery

As a result of Tampa Electric’s 2013 rate case settlement, in the event of a named storm that results in damage to its system, Tampa Electric can petition the FPSC to seek recovery of those costs over a 12-month period or longer as determined by the FPSC, as well as replenish its reserve to $56 million, the level of the reserve as of October 31, 2013. In the third quarter of 2017, Tampa Electric was impacted by Hurricane Irma and incurred storm restoration costs of approximately $102 million, of which $90 million was charged to the storm reserve, $3 million was charged to O&M expense and $9 million was charged to capital expenditures. At December 31, 2017, the amount of estimated costs charged to the storm reserve regulatory liability exceeded the balance in the storm reserve by $47 million, which was recorded as a regulatory asset on the balance sheet as allowed by an FPSC order. This regulatory asset amount was reduced in the second quarter of 2018 to reflect partial recovery as discussed in Tampa Electric Tax Reform and Storm Settlement below. Tampa Electric petitioned the FPSC on December 28, 2017 for recovery of estimated storm costs in excess of the reserve and to replenish the balance in the reserve to the $56 million level that existed as of October 31, 2013. An amended petition was filed with the FPSC on January 30, 2018. See the Regulatory Assets and Liabilities table below.

Tampa Electric Tax Reform and Storm Settlement

On March 1, 2018, the FPSC approved a settlement agreement filed by Tampa Electric that addresses both the recovery of storm costs and the return of tax reform benefits to customers (see Note 4) while keeping customer rates stable in 2018. Beginning on April 1, 2018, the agreement authorizes Tampa Electric to net the estimated amount of storm cost recovery against Tampa Electric’s estimated 2018 tax reform benefits. As a result, in the first quarter of 2018, Tampa Electric recorded O&M expense and a regulatory liability of $19 million in order to offset tax reform benefits in the first quarter due to the agreement allowing the netting of the recovery of storm costs with tax reform benefits. This deferral was recorded as a result of deferring the impact of the first quarter as the effective date of the agreement is April 1, 2018. Beginning on April 1, 2018, the regulatory liability is being amortized over the remainder of 2018 as a credit against the recognition of storm expense. Amortization of $5 million was recorded as a reduction to O&M expense in the second quarter of 2018. In the second quarter of 2018, Tampa Electric recorded O&M expense and a reduction of the storm reserve regulatory asset of approximately $35 million to reflect effective recovery of the storm costs due to the allowed netting of storm cost recovery with tax reform benefits. Tampa Electric’s final storm costs subject to netting and final impact of tax reform on Tampa Electric’s base rates pursuant to the 2017 agreement will be determined in separate regulatory proceedings. Any difference will be trued up and recovered from or returned to customers in 2019. Tampa Electric’s updated 2018 tax reform benefits is approximately $102 million, which is slightly higher than the revised recoverable storm costs. In addition, beginning in January 2019, Tampa Electric will reflect the impact of tax reform on its base rates. Tampa Electric filed testimony supporting the calculation of the tax benefits on May 31, 2018. Hearings on the tax reform impacts for all state utilities have been scheduled for late August 2018.

PGS Base Rates

PGS’s base rates were established in May 2009. An updated settlement agreement was approved by the FPSC on February 7, 2017.

The PGS settlement does not contain a provision for tax reform. The FPSC approved that tax reform benefits should be applied to customers beginning on February 6, 2018 for utilities in Florida without an existing tax reform settlement provision, including PGS. As a result, PGS deferred the estimated tax reform benefits to customers and recorded O&M expense and a regulatory tax liability of $5 million for the period February 6 to June 30, 2018, which is subject to negotiations with the FPSC. PGS filed testimony supporting the calculation of the tax benefits on May 31, 2018. A hearing on the tax reform impact has been scheduled for late August 2018.

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

Details of the regulatory assets and liabilities are presented in the following table:

Regulatory Assets and Liabilities
(millions)	June 30, 2018	December 31, 2017
Regulatory assets:
Regulatory tax asset (1)	$44	$45
Cost-recovery clauses - deferred balances (2)	22	13
Environmental remediation (3)	29	33
Postretirement benefits (4)	263	272
Storm reserve (5)	9	47
Other	25	23
Total regulatory assets	392	433
Less: Current portion	45	77
Long-term regulatory assets	$347	$356
Regulatory liabilities:
Regulatory tax liability (6)	$719	$730
Tax reform and storm agreement (7)	13	0
Cost-recovery clauses (2)	17	32
Accumulated reserve - cost of removal (8)	512	518
Other	5	5
Total regulatory liabilities	1,266	1,285
Less: Current portion	61	58
Long-term regulatory liabilities	$1,205	$1,227
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

(7)

This regulatory liability represents the offset to tax reform benefits in the first quarter of 2018 due to Tampa Electric’s settlement agreement allowing the netting of the recovery of storm costs with tax reform benefits. Beginning on April 1, 2018, the amount is being amortized over the remainder of 2018. See Tampa Electric Tax Reform and Storm Settlement above for further information.

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

TEC continues to analyze certain aspects of the Act, including the uncertainty of the application of 100% asset expensing rules after September 27, 2017, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. Further adjustments, if any, will be recorded by TEC during the measurement period in 2018 as permitted by SEC Staff Accounting Bulletin 118, Income tax Accounting Implications of the Tax Cuts and Jobs Act. No measurement period adjustments have been recognized during the first half of 2018.

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

TEC’s effective tax rates for the six months ended June 30, 2018 and 2017 were 18.68% and 38.53%, respectively. The decrease in the effective tax rates in 2018 versus the same period in 2017 was primarily due to tax reform impacts. TEC’s effective tax rate for the six months ended June 30, 2018 differed from the statutory rate principally due to the amortization of the regulatory tax liability resulting from tax reform. See Note 3 for further information regarding the regulatory tax liability. TEC’s effective tax rate for the six months ended June 30, 2017 differed from the statutory rate principally due to state income taxes.

Unrecognized Tax Benefits

As of June 30, 2018, the amount of unrecognized tax benefits was $8 million, all of which was recorded as a reduction of deferred income tax assets for tax credit carryforwards. TEC believes that the total unrecognized tax benefits will decrease and be recognized within the next twelve months due to the ongoing audit examination of TECO Energy’s consolidated federal income tax return for the short tax year ending June 30, 2016. TEC had $8 million of unrecognized tax benefits at June 30, 2018, that, if recognized, would reduce TEC’s effective tax rate.

5. Employee Postretirement Benefits

TEC is a participant in the comprehensive retirement plans of TECO Energy. The following table presents detail related to TECO Energy’s periodic benefit cost for pension and other postretirement benefits. Amounts disclosed for TECO Energy’s pension benefits include the amounts related to its qualified pension plan and non-qualified, non-contributory SERP and Restoration Plan.

TECO Energy Benefit Cost
(millions)	Pension Benefits				Other Postretirement Benefits
Three months ended June 30,	2018		2017		2018	2017
Components of net periodic benefit cost
Service cost	$6		$5		$0	$0
Interest cost	7		9		2	2
Expected return on assets	(12)		(12)		0	0
Amortization of:
Prior service (benefit) cost	0		0		1	1
Actuarial (gain) loss	4		4		(1)	(1)
Settlement cost	2	(2)	0		0	0
Net periodic benefit cost	$7		$6		$2	$2
Six months ended June 30,
Components of net periodic benefit cost
Service cost	$11		$10		$1	$1
Interest cost	14		16		4	4
Expected return on assets	(24)		(24)		0	0
Amortization of:
Prior service (benefit) cost	0		0		0	0
Actuarial (gain) loss	9		8		(1)	(1)
Settlement cost	2	(2)	7	(1)	0	0
Net periodic benefit cost	$12		$17		$4	$4

(1)	Represents TECO Energy’s SERP settlement charge as a result of retirements that occurred subsequent to the Merger with Emera. The charge did not impact TEC’s financial statements.
(2)	Represents TECO Energy’s SERP and Restoration Plan settlement charges as a result of the retirements of certain executives.

TEC’s portion of the net periodic benefit cost for the three months ended June 30, 2018 and 2017, respectively, was $6 million and $4 million for pension benefits, and $2 million and $2 million for other postretirement benefits. TEC’s portion of the net periodic benefit cost for the six months ended June 30, 2018 and 2017, respectively, was $9 million and $7 million for pension benefits, and $4 million and $3 million for other postretirement benefits

TECO Energy assumed a long-term EROA of 6.85% and a discount rate of 3.63% for pension benefits under its qualified pension plan for 2018. For TECO Energy’s other postretirement benefits, TECO Energy used a discount rate of 3.70% for 2018.

TECO Energy made contributions of $10 million and $25 million to its qualified pension plan in the six months ended June 30, 2018 and 2017, respectively. TEC’s portion of these contributions was $8 million and $20 million, respectively. TECO Energy and TEC do not expect to make additional contributions to the pension plan for the remainder of 2018.

Included in the benefit cost discussed above, for the three and six months ended June 30, 2018, TEC reclassified $4 million and $8 million, respectively, of unamortized prior service benefits and costs and actuarial gains and losses from regulatory assets to net income, compared with $3 million and $5 million for the three and six months ended June 30, 2017, respectively.

6. Short-Term Debt

Details of the credit facilities and related borrowings are presented in the following table:

	June 30, 2018			December 31, 2017
			Letters			Letters
	Credit	Borrowings	of Credit	Credit	Borrowings	of Credit
(millions)	Facilities	Outstanding (1)	Outstanding	Facilities	Outstanding (1)	Outstanding
Tampa Electric Company:
5-year facility (2)	$325	$0	$1	$325	$5	$1
3-year accounts receivable facility (3)	150	75	0	150	0	0
1-year term facility (4)	300	300	0	300	300	0
Total	$775	$375	$1	$775	$305	$1
(1)	Borrowings outstanding are reported as notes payable.
(2)	This 5-year facility matures March 22, 2022.
(3)	This 3-year facility matures March 22, 2021.
(4)	This 1-year facility matures on November 1, 2018.

At June 30, 2018, these credit facilities required commitment fees ranging from 12.5 to 35.0 basis points. The weighted-average interest rate on outstanding amounts payable under the credit facilities at June 30, 2018 and December 31, 2017 was 2.7% and 2.1%, respectively.

Tampa Electric Company Accounts Receivable Facility

On March 23, 2018, TEC amended its $150 million accounts receivable collateralized borrowing facility in order to extend the scheduled termination date to March 22, 2021, by entering into a Second Amended Loan and Servicing Agreement, among TEC, certain lenders and the program agent (the Loan Agreement). TEC will pay program and liquidity fees, which total 70 basis points at June 30, 2018. Interest rates on the borrowings are based on prevailing asset-backed commercial paper rates, unless such rates are not available from conduit lenders, in which case the rates will be at an interest rate equal to either The Bank of Tokyo-Mitsubishi UFJ, Ltd.’s prime rate, the federal funds rate, or the London interbank deposit rate, plus a margin.  In the case of default, as defined under the terms of the Loan Agreement, TEC has pledged as collateral a pool of receivables equal to the borrowings outstanding. TEC continues to service, administer and collect the pledged receivables, which are classified as receivables on the balance sheet. As of June 30, 2018, TEC was in compliance with the requirements of the Loan Agreement.

7. Long-Term Debt

Fair Value of Long-Term Debt

At June 30, 2018, TEC’s long-term debt had a carrying amount of $2,205 million and an estimated fair market value of $2,073 million. At December 31, 2017, TEC’s total long-term debt had a carrying amount of $2,164 million and an estimated fair market value of $2,412 million. The fair value of debt securities determined using Level 1 measurements was zero at June 30, 2018 and $55 million at December 31, 2017. The fair value of the remaining debt securities is determined using Level 2 measurements (see Note 12 for information regarding the fair value hierarchy).

Issuance of Tampa Electric Company 4.3% Notes due 2048

On June 7, 2018, TEC completed an offering of $350 million aggregate principal amount of 4.3% unsecured notes due June 15, 2048 (the TEC 2018 Notes). Until December 15, 2047, TEC may redeem all or any part of the TEC 2018 Notes at its option at any time and from time to time at a redemption price equal to the greater of (i) 100% of the principal amount of the TEC 2018 Notes to be redeemed or (ii) the sum of the present value of the remaining payments of principal and interest on the TEC 2018 Notes to be redeemed, discounted at an applicable treasury rate (as defined in the indenture), plus 20 basis points; in either case, the redemption price would include accrued and unpaid interest to the redemption date.  At any time on or after December 15, 2047, TEC may, at its option, redeem the TEC 2018 Notes, in whole or in part, at 100% of the principal amount of the TEC 2018 Notes being redeemed plus accrued and unpaid interest thereon to, but excluding, the date of redemption.

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

Superfund and Former Manufactured Gas Plant Sites

TEC, through its Tampa Electric and PGS divisions, is a PRP for certain superfund sites and, through its PGS division, for certain former MGP sites. While the joint and several liability associated with these sites presents the potential for significant response costs, as of June 30, 2018, TEC has estimated its ultimate financial liability to be $28 million, primarily at PGS. This amount has been accrued and is primarily reflected in the long-term liability section under “Deferred credits and other liabilities” on the Consolidated Condensed Balance Sheets. The environmental remediation costs associated with these sites are expected to be paid over many years.

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

Long-Term Commitments

TEC has commitments for purchased power, long-term leases (primarily for land, building space, vehicles, office equipment and heavy equipment), other purchase obligations, long-term service agreements and capital projects.  In addition, TEC has payment obligations under contractual agreements for fuel, fuel transportation and power purchases that are recovered from customers under regulatory clauses. The following is a schedule of future payments under PPAs, minimum lease payments with non-cancelable lease terms in excess of one year, and other net purchase obligations/commitments at June 30, 2018:

			Long-term Service
	Purchased	Operating	Agreements/Capital	Clause Recoverable
(millions)	Power	Leases	Projects	Commitments	Total
Year ended December 31:
2018	$17	$2	$308	$248	$575
2019	0	2	173	230	405
2020	0	2	52	178	232
2021	0	2	26	144	172
2022	0	2	8	136	146
Thereafter	0	36	0	1,122	1,158
Total future minimum payments	$17	$46	$567	$2,058	$2,688

Financial Covenants

TEC must meet certain financial tests, including a debt to capital ratio, as defined in the applicable banking agreements and has certain restrictive covenants in specific agreements and debt instruments. At June 30, 2018, TEC was in compliance with all required financial covenants.

9. Segment Information

(millions)	Tampa				Tampa Electric
Three months ended June 30,	Electric	PGS	Eliminations		Company
2018
Revenues - external	$509	$110	$0		$619
Intracompany sales	1	5	(6)		0
Total revenues	510	115	(6)		619
Total interest charges	25	4	0		29
Net income	$74	$11	$0		$85
2017
Revenues - external	$542	$102	$0		$644
Intracompany sales	0	2	(2)		0
Total revenues	542	104	(2)		644
Total interest charges	26	4	0		30
Net income	$76	$10	$0		$86
Six months ended June 30,
2018
Revenues - external	$970	$246	$0		$1,216
Intracompany sales	1	11	(12)		0
Total revenues	971	257	(12)		1,216
Total interest charges	51	8	0		59
Net income	$121	$27	$0		$148
2017
Revenues - external	$984	$213	$0		$1,197
Intracompany sales	1	3	(4)		0
Total revenues	985	216	(4)		1,197
Total interest charges	52	7	0		59
Net income	$119	$23	$0		$142
Total assets at June 30, 2018	$7,853	$1,319	$(508)	(1)	$8,664
Total assets at December 31, 2017	$7,635	$1,284	$(555)	(1)	$8,364

(1)	Amounts relate to consolidated deferred tax reclassifications. Deferred tax assets are reclassified and netted with deferred tax liabilities upon consolidation.

10. Revenue

The following disaggregates TEC’s revenue by major source for the three and six months ended June 30, 2018:

(millions)	Tampa			Tampa Electric
Three months ended June 30, 2018	Electric	PGS	Eliminations	Company
Electric revenue
Residential	$241	$0	$0	$241
Commercial	140	0	0	140
Industrial	40	0	0	40
Regulatory deferrals and unbilled revenue	24	0	0	24
Other (1)	65	0	(1)	64
Total electric revenue	510	0	(1)	509
Gas revenue
Residential	0	35	0	35
Commercial	0	37	0	37
Industrial (2)	0	6	0	6
Other (3)	0	37	(5)	32
Total gas revenue	0	115	(5)	110
Total revenue	$510	$115	$(6)	$619
Six months ended June 30, 2018
Electric revenue
Residential	$471	$0	$0	$471
Commercial	272	0	0	272
Industrial	78	0	0	78
Regulatory deferrals and unbilled revenue	23	0	0	23
Other (1)	127	0	(1)	126
Total electric revenue	971	0	(1)	970
Gas revenue
Residential	0	91	0	91
Commercial	0	81	0	81
Industrial (2)	0	11	0	11
Other (3)	0	74	(11)	63
Total gas revenue	0	257	(11)	246
Total revenue	$971	$257	$(12)	$1,216

(1) Other includes sales to public authorities, off-system sales to other utilities and various other items.
(2) Industrial includes sales to power generation customers.
(3) Other includes off-system sales to other utilities and various other items.

Remaining Performance Obligations

Remaining performance obligations primarily represent lighting contracts and gas transportation contracts with fixed contract terms.  As of June 30, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $140 million. As allowed by the practical expedient in ASC 606, this amount excludes contracts with an original expected length of one year or less and variable amounts for which TEC recognizes revenue at the amount to which it has the right to invoice for services performed. TEC expects to recognize revenue for the remaining performance obligations through 2033.

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

In September 2017, Tampa Electric filed with the FPSC an amended and restated settlement agreement, which replaces the existing 2013 base rate settlement agreement and includes a provision for a five-year moratorium on hedging of natural gas purchases. The FPSC approved the agreement on November 6, 2017 (see Note 3). The maximum length of time over which TEC is hedging its exposure to the variability in future cash flows extends to November 30, 2018 for financial natural gas contracts, which includes a derivative volume of 2 MMBTUs.

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

TEC’s physical contracts qualify for the NPNS exception to derivative accounting rules, provided they meet certain criteria. Generally, NPNS applies if TEC deems the counterparty creditworthy, if the counterparty owns or controls resources within the proximity to allow for physical delivery of the commodity, if TEC intends to receive physical delivery and if the transaction is reasonable in relation to TEC’s business needs. As of June 30, 2018, all of TEC’s physical contracts qualify for the NPNS exception, which has been elected.

The derivatives at June 30, 2018 and December 31, 2017 are reflected on TEC’s Consolidated Condensed Balance Sheets and classified accordingly as current assets and liabilities on a net basis as permitted by their respective master netting agreements. There were approximately zero derivative assets and liabilities as of June 30, 2018 and $1 million of derivative liabilities as of December 31, 2017. There are minor offset amount differences between the gross derivative assets and liabilities and the net amounts included in the Consolidated Balance Sheets. There was no collateral posted with or received from any counterparties at June 30, 2018 and December 31, 2017.

The corresponding effect of these derivatives on the regulated utilities’ fuel recovery clause mechanism is reflected on the Consolidated Balance Sheets as current regulatory assets and liabilities. Based on the fair value of the instruments at June 30, 2018, there are no net pre-tax reductions in fuel costs that are expected to be reclassified from regulatory assets or liabilities to the Consolidated Statements of Income within the next twelve months.

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

It is possible that volatility in commodity prices could cause TEC to have material credit risk exposures with one or more counterparties. If such counterparties fail to perform their obligations under one or more agreements, TEC could suffer a material financial loss. However, as of June 30, 2018, substantially all of the counterparties with transaction amounts outstanding in TEC’s energy portfolio were rated investment grade by the major rating agencies. TEC assesses credit risk internally for counterparties that are not rated.

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

TEC considered the impact of nonperformance risk in determining the fair value of derivatives. TEC considered the net position with each counterparty, past performance of both parties, the intent of the parties, indications of credit deterioration and whether the markets in which TEC transacts have experienced dislocation. As of June 30, 2018, the fair value of derivatives was not materially affected by nonperformance risk. There were no Level 3 assets or liabilities for the periods presented.

As of June 30, 2018 and December 31, 2017, the carrying value of TEC’s short-term debt was not materially different from the fair value due to the short-term nature of the instruments and because the stated rates approximate market rates. The fair value of TEC’s short-term debt is determined using Level 2 measurements. See Note 7 for information regarding the fair value of long-term debt.

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

Earnings Summary - Unaudited

	Three months ended June 30,		Six months ended June 30,
(millions)	2018	2017	2018	2017
Revenues
Tampa Electric	$510	$542	$971	$985
PGS	115	104	257	216
Eliminations	(6)	(2)	(12)	(4)
TEC	$619	$644	$1,216	$1,197

Net income
Tampa Electric	$74	$76	$121	$119
PGS	11	10	27	23
TEC	$85	$86	$148	$142

Operating Results

Three Months Ended June 30, 2018

Second quarter 2018 net income was $85 million, compared with $86 million in the second quarter of 2017. Second quarter 2018 results were impacted by lower base revenues at Tampa Electric due to weather, higher depreciation expense and lower O&M expense (excluding FPSC-approved cost-recovery clauses and the impact of the FPSC-approved settlement agreement) at Tampa Electric, partially offset by higher base revenues at PGS due to customer growth. Base revenues are energy sales excluding clauses, gross receipts taxes and franchise fees. Clauses, gross receipts taxes and franchise fees do not have a material effect on net income as these revenues substantially represent a dollar-for-dollar recovery of clauses and other pass-through costs. See below for further detail on Tampa Electric’s and PGS’s operating results.

Six Months Ended June 30, 2018

Year-to-date net income through the second quarter of 2018 was $148 million, compared with $142 million in the 2017 year-to-date period. Year-to-date 2018 results were impacted by increased base revenues at Tampa Electric and PGS due to favorable weather, customer growth, and higher base rates as a result of the expansion of the Polk Power Station on January 16, 2017 and lower O&M expense (excluding FPSC-approved cost-recovery clauses and the impact of the FPSC-approved settlement agreement) at Tampa Electric. This was partially offset by higher depreciation expense at both utilities and higher O&M expense at PGS. See below for further detail.

Operating Company Results

Amounts included in the operating company discussions below are pre-tax, except net income and income taxes.

Tampa Electric Company – Electric Division

Tampa Electric’s net income for the second quarter of 2018 was $74 million, compared with $76 million for the same period in 2017. Results reflected lower base revenues and higher depreciation expense, partially offset by lower O&M expense (excluding FPSC-approved cost-recovery clauses and the impact of the FPSC-approved settlement agreement).

Total degree days (a measure of heating and cooling demand) in Tampa Electric's service area in the second quarter of 2018 were 4% above normal and 7% below the 2017 period. Total net energy for load decreased 2.1% in the second quarter of 2018 compared with the same period in 2017. Base revenues were $4 million lower than in 2017, primarily driven by weather, partially offset by customer growth.

Operations and maintenance expense (excluding all FPSC-approved cost-recovery clauses and the impact of the FPSC-approved settlement agreement, which effectively offsets tax reform benefits of $30 million) was $3 million lower than in the 2017 quarter, primarily reflecting the timing of generation outages and cost management activities, partially offset by higher employee-related costs. See Note 3 to the TEC Consolidated Condensed Financial Statements for further information regarding Tampa Electric’s tax reform and storm settlement agreement. Depreciation and amortization expense increased $2 million in the second quarter of 2018 from normal additions to facilities to reliably serve customers.

Tampa Electric’s net income year-to-date 2018 was $121 million, compared with $119 million for the same period in 2017. Results reflected higher base revenues and lower O&M expense (excluding FPSC-approved cost-recovery clauses and the impact of the FPSC-approved settlement agreement), partially offset by higher depreciation expense.

Total degree days in Tampa Electric's service area in the year-to-date period of 2018 were 9% above normal and 3% above the 2017 period. Total net energy for load increased 1.1% in the year-to-date period of 2018 compared with the same period in 2017. Base revenues were $11 million higher than in 2017, primarily driven by weather, customer growth and higher base rates as a result of the expansion of the Polk Power Station, which went in service on January 16, 2017.

In the 2018 year-to-date period, operations and maintenance expense (excluding all FPSC-approved cost-recovery clauses and the impact of the FPSC-approved settlement agreement, which effectively offsets tax reform benefits of $48 million) was $3 million lower than the amount in 2017, primarily reflecting cost management activities partially offset by higher employee-related costs. See Note 3 to the TEC Consolidated Condensed Financial Statements for further information regarding Tampa Electric’s tax reform and storm settlement agreement. Depreciation and amortization expense increased $7 million in 2018 from normal additions to facilities to reliably serve customers.

Tampa Electric’s regulated operating statistics for the three and six months ended June 30, 2018 and 2017 are as follows:

(millions, except customers and total degree days)	Operating Revenues			Kilowatt-hour sales
Three months ended June 30,	2018	2017	% Change	2018	2017	% Change
By Customer Type
Residential	$241	$255	(5)	2,133	2,294	(7)
Commercial	140	149	(6)	1,503	1,636	(8)
Industrial	40	39	3	505	505	0
Other sales of electricity	46	41	12	473	416	14
Regulatory deferrals and unbilled revenue (1)	24	37	(35)
Total energy sales	491	521	(6)	4,614	4,851	(5)
Off system sales	4	5	(20)	113	148	(24)
Other operating revenue	15	16	(6)
Total revenues	$510	$542	(6)	4,727	4,999	(5)
Customers at June 30, (thousands)	757	746	1
Retail net energy for load (kilowatt hours)				5,262	5,376	(2)
Total degree days				1,279	1,377	(7)

Six months ended June 30,
By Customer Type
Residential	$471	$453	4	4,154	4,055	2
Commercial	272	280	(3)	2,907	3,067	(5)
Industrial	78	79	(1)	978	1,008	(3)
Other sales of electricity	90	77	17	921	802	15
Regulatory deferrals and unbilled revenue (1)	23	60	(62)
Total energy sales	934	949	(2)	8,960	8,932	0
Off system sales	8	6	33	205	184	11
Other operating revenue	29	30	(3)
Total revenues	$971	$985	(1)	9,165	9,116	1
Customers at June 30, (thousands)	757	746	1
Retail net energy for load (kilowatt hours)				9,742	9,637	1
Total degree days				1,979	1,930	3

(1)	Primarily reflects the timing of clause recoveries and unbilled revenue.

Tampa Electric Company – Natural Gas Division

PGS reported net income of $11 million for the second quarter, compared with $10 million in the 2017 quarter. Results reflect a 2.9% higher number of customers in the second quarter of 2018 compared to the second quarter of 2017. Base revenues were $2 million higher than in 2017, primarily driven by customer growth.  Operations and maintenance expense, excluding all FPSC-approved cost-recovery clauses and the impact of deferring tax reform benefits, was $2 million higher than in the 2017 quarter primarily due to higher employee-related costs and contractor costs.  Depreciation and amortization decreased $1 million in the second quarter of 2018 due to timing of amortization of the regulatory asset associated with MGP environmental remediation costs.  Income taxes decreased $2 million compared to the 2017 second quarter primarily due to tax reform impacts, which were offset by the deferral of tax reform benefits included in operations and maintenance expense.

PGS reported net income of $27 million for the 2018 year-to-date period, compared with $23 million in the 2017 period. Base revenues were $8 million higher than in 2017, which reflects customer growth and higher therm sales primarily due to cooler first quarter weather compared to 2017. Operations and maintenance expense, excluding all FPSC-approved cost-recovery clauses and the impact of deferring tax reform benefits, was $4 million higher than in the 2017 period due to the same drivers as mentioned above.  Depreciation and amortization was $2 million higher due to the timing of amortization of the regulatory asset associated with MGP environmental remediation costs and normal asset growth.  Return on investment in cast iron and bare steel replacement rider was $1 million higher than in the 2017 year-to-date period.  Income taxes were $6 million lower primarily due to tax reform impacts, which was partially offset by $5 million deferral of tax reform benefits included in operations and maintenance expense.

PGS’s regulated operating statistics for the three and six months ended June 30, 2018 and 2017 are as follows:

(millions, except customers)	Operating Revenues			Therms
Three months ended June 30,	2018	2017	% Change	2018	2017	% Change
By Customer Type
Residential	$35	$31	13	18	16	13
Commercial	37	35	6	125	120	4
Industrial	4	3	33	88	81	9
Off system sales	16	17	(6)	50	46	9
Power generation	2	2	0	179	194	(8)
Other revenues	17	14	21
Total	$111	$102	9	460	457	1
By Sales Type
System supply	$61	$56	9	74	69	7
Transportation	33	32	3	386	388	(1)
Other revenues	17	14	21
Total	$111	$102	9	460	457	1
Customers at June 30, (thousands)	386	375	3

Six months ended June 30,
By Customer Type
Residential	$91	$73	25	53	44	20
Commercial	81	74	9	269	254	6
Industrial	8	7	14	178	168	6
Off system sales	31	27	15	86	74	16
Power generation	3	3	0	370	374	(1)
Other revenues	36	27	33
Total	$250	$211	18	956	914	5
By Sales Type
System supply	$144	$118	22	152	130	17
Transportation	70	66	6	804	784	3
Other revenues	36	27	33
Total	$250	$211	18	956	914	5
Customers at June 30, (thousands)	386	375	3

Income Taxes

The provisions for income taxes for the 2018 and 2017 year-to-date periods were $34 million and $89 million, respectively. The provision for income taxes for the 2018 year-to-date period decreased mainly due to tax reform impacts. See Note 4 to the TEC Consolidated Condensed Financial Statements for further information.

Liquidity and Capital Resources

The table below sets forth the June 30, 2018 liquidity, cash balances and amounts available under the TEC credit facilities.

(millions)
Credit facilities	$775
Drawn amounts/letters of credit	376
Available credit facilities	399
Cash and short-term investments	15
Total liquidity	$414

Cash Impacts Related to Operating Activities

Cash flows from operating activities for the six months ended June 30, 2018 were $346 million, an increase of $118 million compared to the same period in 2017. The increase is primarily due to lower payments in 2018 for products and services, lower clause under-recoveries in 2018 and lower fuel inventory due to decreased use of coal units.

Cash Impacts Related to Financing Activities

Cash flows from financing activities for the six months ended June 30, 2018 resulted in net cash inflows of $166 million. TEC received $215 million of equity contributions from TECO Energy, proceeds from a long-term debt issuance of $345 million (see Note 7 to the TEC Consolidated Condensed Financial Statements for details) and $70 million of net proceeds from borrowings under credit agreements, partially offset by the repayment of long-term debt of $304 million and dividend payments to TECO Energy of $160 million.

Covenants in Financing Agreements

In order to utilize its bank credit facilities, TEC must meet certain financial tests as defined in the applicable agreements. In addition, TEC has certain restrictive covenants in specific agreements and debt instruments. At June 30, 2018, TEC was in compliance with all applicable financial covenants. The table that follows lists the significant financial covenants and the performance relative to them at June 30, 2018. Reference is made to the specific agreements and instruments for more details.

Significant Financial Covenants

			Calculation at
Instrument	Financial Covenant (1)	Requirement/Restriction	June 30, 2018
Credit facility - $325 million (2)	Debt/capital	Cannot exceed 65%	44.8%
Credit facility - $300 million (2)	Debt/capital	Cannot exceed 65%	44.8%
Accounts receivable credit facility - $150 million (2)	Debt/capital	Cannot exceed 65%	44.8%

(1)	As defined in each applicable instrument.
(2)	See Note 6 to the TEC Consolidated Condensed Financial Statements for details of the credit facilities.

Credit Ratings of Senior Unsecured Debt at June 30, 2018

	S&P	Moody’s
Credit ratings of senior unsecured debt	BBB+	A3

Certain of TEC’s derivative instruments contain provisions that require TEC’s debt to maintain investment grade credit ratings (see Note 11 to the TEC Consolidated Condensed Financial Statements).

Commitments and Contingencies

See Note 8 to the TEC Consolidated Condensed Financial Statements for information regarding TEC’s commitments and contingencies as of June 30, 2018.

Capital Investments

In 2018, TEC expects to invest approximately $1,360 million in capital projects, excluding AFUDC-debt and equity. This represents an increase of approximately $160 million from the 2018 forecasted capital investments amount disclosed in TEC’s Annual Report on Form 10-K for the year ended December 31, 2017. The increase is primarily due to timing of solar generation and the modernization of the Big Bend Power Station.

Tampa Electric expects to spend approximately $850 million during 2017 through 2021 related to the 600 MW solar project recoverable under the SoBRAs as discussed in Note 3 to the TEC Consolidated Condensed Financial Statements and approximately $850 million during 2018 through 2023 to modernize the Big Bend Power Station. The Big Bend modernization project will repower Big Bend Unit 1 with natural gas combined-cycle technology and eliminate coal as this unit’s fuel, which will improve land, water and air emissions at Tampa Electric. This project is estimated to provide savings to customers compared to operating the unit on coal to the end of its life. The project will be capable of producing 1,090 MW when completed in 2023. Big Bend Unit 2 will be retired early. In accordance with Tampa Electric’s 2017 settlement agreement, Tampa Electric is not required to file an asset recovery filing for early retired assets. Tampa Electric expects to recover the remaining net book value of retired assets. These investments will change Tampa Electric’s fuel mix from 69% natural gas, 24% coal and 7% other sources in 2017 of which less than 0.5% was solar, to approximately 75% natural gas, 12% coal, 7% solar and 6% other sources in 2023.

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

The valuation methods used to determine fair value are described in Notes 7 and 12 to the TEC Consolidated Condensed Financial Statements. In addition, TEC considered the impact of nonperformance risk in determining the fair value of derivatives. TEC considered the net position with each counterparty, past performance of both parties and the intent of the parties, indications of credit deterioration and whether the markets in which TEC transacts have experienced dislocation. At June 30, 2018, the fair value of derivatives was not materially affected by nonperformance risk.

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
(a)

Evaluation of Disclosure Controls and Procedures. TEC’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of TEC’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2018. Based on such evaluation, TEC’s principal financial officer and principal executive officer have concluded that, as of June 30, 2018, TEC’s disclosure controls and procedures are effective.

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

4.1

Thirteenth Supplemental Indenture dated as of June 7, 2018, between Tampa Electric Company, as issuer, and The Bank of New York Mellon, as trustee, supplementing the Indenture dated as of July 1, 1998, as amended (Exhibit 4.9, Form 8-K dated June 7, 2018 of Tampa Electric Company).

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

TAMPA ELECTRIC COMPANY
(Registrant)

Date: August 9, 2018	By:	/s/ Gregory W. Blunden
Gregory W. Blunden
Senior Vice President-Finance and Accounting, Treasurer and Chief Financial Officer (Chief Accounting Officer)
(Principal Financial and Accounting Officer)