Form 10-Q
period 2018-09-30
TAMPA ELECTRIC CO
filed 2018-11-09
CIK 96271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     YES  ☒    NO  ☐

Indicate by check mark whether Tampa Electric Company is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 7, 2018, there were 10 shares of Tampa Electric Company’s common stock issued and outstanding, all of which were held, beneficially and of record, by TECO Energy, Inc.

Tampa Electric Company meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format specified in General Instruction H(2) of Form 10-Q.

ACRONYMS

Acronyms used in this and other filings with the U.S. Securities and Exchange Commission in 2018 include the following:

Term	Meaning
ABS	asset-backed security
AFUDC	allowance for funds used during construction
AFUDC-debt	debt component of allowance for funds used during construction
AFUDC-equity	equity component of allowance for funds used during construction
AOCI	accumulated other comprehensive income
APBO	accumulated postretirement benefit obligation
ARO	asset retirement obligation
ASC	Accounting Standards Codification
ASU	Accounting Standard Update
BACT	Best Available Control Technology
CAD	Canadian dollars
CAIR	Clean Air Interstate Rule
CCRs	coal combustion residuals
CMO	collateralized mortgage obligation
CNG	compressed natural gas
CPI	consumer price index
CSAPR	Cross State Air Pollution Rule
CO2	carbon dioxide
CT	combustion turbine
ECRC	environmental cost recovery clause
EEI	Edison Electric Institute
EGWP	Employee Group Waiver Plan
Emera	Emera Inc., a geographically diverse energy and services company headquartered in Nova Scotia, Canada
EPA	U.S. Environmental Protection Agency
ERISA	Employee Retirement Income Security Act
EROA	expected return on plan assets
EUSHI	Emera US Holdings Inc., a wholly owned subsidiary of Emera, which is the sole shareholder of TECO Energy’s common stock
FASB	Financial Accounting Standards Board
FDEP	Florida Department of Environmental Protection
FERC	Federal Energy Regulatory Commission
FPSC	Florida Public Service Commission
GHG	greenhouse gas(es)
HAFTA	Highway and Transportation Funding Act
IGCC	integrated gasification combined-cycle
IOU	investor owned utility
IRS	Internal Revenue Service
ISDA	International Swaps and Derivatives Association
ITCs	investment tax credits
KW	kilowatt(s)
kWac	kilowatt on an alternating current basis
MAP-21	Moving Ahead for Progress in the 21st Century Act
MBS	mortgage-backed securities
MD&A	the section of this report entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations
Merger	Merger of Merger Sub Company with and into TECO Energy, with TECO Energy as the surviving corporation
MGP	manufactured gas plant
Merger Agreement	Agreement and Plan of Merger dated September 4, 2015, by and among TECO Energy, Emera and Merger Sub Company
Merger Sub Company	Emera US Inc., a Florida corporation
MMA	The Medicare Prescription Drug, Improvement and Modernization Act of 2003
MMBTU	one million British Thermal Units
MRV	market-related value
MW	megawatt(s)
MWH	megawatt-hour(s)

Term	Meaning
NAESB	North American Energy Standards Board
NAV	net asset value
Note	Note to consolidated financial statements
NOx	nitrogen oxide
NPNS	normal purchase normal sale
NYMEX	New York Mercantile Exchange
O&M expenses	operations and maintenance expenses
OCI	other comprehensive income
OPC	Office of Public Counsel
OPEB	other postretirement benefits
OTC	over-the-counter
Parent	TECO Energy, Inc., the direct parent company of Tampa Electric Company
PBGC	Pension Benefit Guarantee Corporation
PBO	postretirement benefit obligation
PGA	purchased gas adjustment
PGS	Peoples Gas System, the gas division of Tampa Electric Company
PPA	power purchase agreement
PRP	potentially responsible party
R&D	research and development
REIT	real estate investment trust
RFP	request for proposal
ROE	return on common equity
Regulatory ROE	return on common equity as determined for regulatory purposes
ROW	rights-of-way
S&P	Standard and Poor’s
SCR	selective catalytic reduction
SEC	U.S. Securities and Exchange Commission
SO2	sulfur dioxide
SoBRAs	solar base rate adjustments
SERP	Supplemental Executive Retirement Plan
STIF	short-term investment fund
Tampa Electric	Tampa Electric, the electric division of Tampa Electric Company
TEC	Tampa Electric Company
TECO Energy	TECO Energy, Inc., the direct parent company of Tampa Electric Company
TSI	TECO Services, Inc.
U.S. GAAP	generally accepted accounting principles in the United States
VIE	variable interest entity
WRERA	The Worker, Retiree and Employer Recovery Act of 2008

TAMPA ELECTRIC COMPANY

Consolidated Condensed Balance Sheets

Unaudited

Assets	September 30,	December 31,
(millions)	2018	2017
Property, plant and equipment
Utility plant
Electric	$8,925	$8,555
Gas	1,697	1,609
Construction work in progress	528	263
Utility plant, at original costs	11,150	10,427
Accumulated depreciation	(3,156)	(2,994)
Utility plant, net	7,994	7,433
Other property	12	11
Total property, plant and equipment, net	8,006	7,444

Current assets
Cash and cash equivalents	22	13
Receivables, less allowance for uncollectibles of $2 and $1 at September 30, 2018 and December 31, 2017, respectively	304	257
Due from affiliates	3	5
Inventories, at average cost
Fuel	44	60
Materials and supplies	100	90
Regulatory assets	46	77
Prepayments and other current assets	9	13
Total current assets	528	515

Deferred debits
Regulatory assets	340	356
Other	43	49
Total deferred debits	383	405
Total assets	$8,917	$8,364

The accompanying notes are an integral part of the consolidated condensed financial statements.

 TAMPA ELECTRIC COMPANY

Consolidated Condensed Balance Sheets - continued

Unaudited

Liabilities and Capitalization	September 30,	December 31,
(millions)	2018	2017
Capitalization
Common stock	$2,980	$2,645
Accumulated other comprehensive loss	(1)	(2)
Retained earnings	357	335
Total capital	3,336	2,978
Long-term debt	2,505	1,860
Total capitalization	5,841	4,838

Current liabilities
Long-term debt due within one year	0	304
Notes payable	111	305
Accounts payable	222	233
Due to affiliates	15	21
Customer deposits	131	131
Regulatory liabilities	96	58
Accrued interest	37	14
Accrued taxes	70	12
Other	17	44
Total current liabilities	699	1,122

Long-term liabilities
Deferred income taxes	787	825
Regulatory liabilities	1,202	1,227
Deferred credits and other liabilities	388	352
Total long-term liabilities	2,377	2,404

Commitments and Contingencies (see Note 8)

Total liabilities and capitalization	$8,917	$8,364

The accompanying notes are an integral part of the consolidated condensed financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Condensed Statements of Income and Comprehensive Income

Unaudited

	Three months ended September 30,
(millions)	2018	2017
Revenues
Electric	$593	$597
Gas	104	96
Total revenues	697	693
Expenses
Fuel	162	158
Purchased power	21	21
Cost of natural gas sold	41	44
Operations and maintenance	153	127
Depreciation and amortization	97	89
Taxes, other than income	55	53
Total expenses	529	492
Income from operations	168	201
Other income
Allowance for equity funds used during construction	6	0
Other income, net	2	2
Total other income	8	2
Interest charges
Interest on long-term debt	26	27
Other interest	4	3
Allowance for borrowed funds used during construction	(3)	0
Total interest charges	27	30
Income before provision for income taxes	149	173
Provision for income taxes	31	67
Net income	$118	$106
Comprehensive income	$118	$106

The accompanying notes are an integral part of the consolidated condensed financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Condensed Statements of Income and Comprehensive Income

Unaudited

	Nine months ended September 30,
(millions)	2018	2017
Revenues
Electric	$1,563	$1,581
Gas	350	309
Total revenues	1,913	1,890
Expenses
Fuel	417	454
Purchased power	48	36
Cost of natural gas sold	135	115
Operations and maintenance	472	386
Depreciation and amortization	279	262
Taxes, other than income	158	151
Total expenses	1,509	1,404
Income from operations	404	486
Other income
Allowance for equity funds used during construction	7	1
Other income, net	6	6
Total other income	13	7
Interest charges
Interest on long-term debt	80	83
Other interest	10	7
Allowance for borrowed funds used during construction	(4)	(1)
Total interest charges	86	89
Income before provision for income taxes	331	404
Provision for income taxes	65	156
Net income	$266	$248
Other comprehensive income, net of tax
Gain on cash flow hedges	1	1
Comprehensive income	$267	$249

The accompanying notes are an integral part of the consolidated condensed financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Condensed Statements of Cash Flows

Unaudited

	Nine months ended September 30,
(millions)	2018	2017
Cash flows from operating activities
Net income	$266	$248
Adjustments to reconcile net income to cash from operating activities:
Depreciation and amortization	279	262
Deferred income taxes and investment tax credits	5	151
Deferred recovery clauses	(28)	(73)
Receivables, less allowance for uncollectibles	(49)	(70)
Inventories	6	(8)
Taxes accrued	59	45
Interest accrued	23	25
Accounts payable	(41)	(20)
Regulatory assets and liabilities	80	(67)
Other	(13)	(31)
Cash flows from operating activities	587	462
Cash flows used in investing activities
Capital expenditures	(815)	(451)
Cash flows used in investing activities	(815)	(451)
Cash flows from financing activities
Equity contributions from Parent	335	98
Proceeds from long-term debt issuance	344	0
Repayment of long-term debt	(304)	0
Net increase in short-term debt	106	85
Dividends to Parent	(244)	(185)
Other financing activities	0	(1)
Cash flows from (used in) financing activities	237	(3)
Net increase in cash and cash equivalents	9	8
Cash and cash equivalents at beginning of period	13	10
Cash and cash equivalents at end of period	$22	$18
Supplemental disclosure of non-cash activities
Change in accrued capital expenditures	$27	$(25)
Reclassification of note payable from short-term to long-term	$300	$0

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

Intercompany balances and transactions within the divisions have been eliminated in consolidation. In the opinion of management, the unaudited consolidated condensed financial statements include all adjustments that are of a recurring nature and necessary to state fairly the financial position of TEC as of September 30, 2018 and December 31, 2017, and the results of operations and cash flows for the periods ended September 30, 2018 and 2017. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that can be expected for the entire fiscal year ending December 31, 2018.

The use of estimates is inherent in the preparation of financial statements in accordance with U.S. GAAP. Actual results could differ from these estimates. The year-end consolidated condensed balance sheet was derived from audited financial statements; however, this quarterly report on Form 10-Q does not include all year-end disclosures required for an annual report on Form 10-K by U.S. GAAP.

Revenue Recognition

Regulated electric revenue

Electric revenues, including energy charges, demand charges, basic facilities charges and applicable clauses and riders, are recognized when obligations under the terms of a contract are satisfied. This occurs primarily when electricity is delivered to customers over time as the customer simultaneously receives and consumes the benefits of the electricity. Electric revenues are recognized on an accrual basis and include billed and unbilled revenues. Revenues related to the sale of electricity are recognized at rates approved by the respective regulator and recorded based on metered usage, which occur on a periodic, systematic basis, generally monthly. At the end of each reporting period, the electricity delivered to customers, but not billed, is estimated and the corresponding unbilled revenue is recognized. TEC’s estimate of unbilled revenue at the end of the reporting period is calculated by estimating the number of MWh delivered to customers at the established rate expected to prevail in the upcoming billing cycle. This estimate includes assumptions as to the pattern of energy demand, weather and line losses.

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

Receivables and Allowance for Uncollectible Accounts

Receivables from contracts with customers, which consist of services to residential, commercial, industrial and other customers, were $302 million and $229 million as of September 30, 2018 and December 31, 2017, respectively. An allowance for uncollectible accounts is established based on TEC’s collection experience. Circumstances that could affect Tampa Electric’s and PGS’s estimates of uncollectible receivables include, but are not limited to, customer credit issues, the level of natural gas prices, customer deposits and general economic conditions. Accounts are written off once they are deemed to be uncollectible.

As of September 30, 2018 and December 31, 2017, unbilled revenues of $75 million and $66 million, respectively, are included in the “Receivables” line item on the Consolidated Condensed Balance Sheets.

Accounting for Franchise Fees and Gross Receipts

Tampa Electric and PGS are allowed to recover certain costs from customers on a dollar-per-dollar basis through rates approved by the FPSC. The amounts included in customers’ bills for franchise fees and gross receipt taxes are included as revenues on the Consolidated Condensed Statements of Income. Franchise fees and gross receipt taxes payable by Tampa Electric and PGS are included as an expense on the Consolidated Condensed Statements of Income in “Taxes, other than income”. These amounts totaled $33 million and $31 million for the three months ended September 30, 2018 and 2017, respectively, and $90 million and $86 million for the nine months ended September 30, 2018 and 2017, respectively.

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

TEC adopted ASC 606 using the modified retrospective method. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with historic accounting practices. The adoption of ASC 606 resulted in no adjustments to TEC’s opening retained earnings as of the adoption date. The impact of the adoption of the new standard was immaterial to TEC’s net income and is expected to be immaterial on an ongoing basis.

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

Leases

In February 2016, the FASB issued ASU 2016-02, Leases. The standard, codified as ASC Topic 842, increases transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet for leases with terms of more than 12 months. Under the existing guidance, operating leases are not recorded as assets and liabilities on the balance sheet. The effect of the new guidance on leases on the consolidated statements of income and the consolidated statements of cash flows is largely unchanged. The guidance will require additional disclosures regarding key information about leasing arrangements. This guidance is effective for annual reporting periods, including interim reporting within those periods, beginning after December 15, 2018. Early adoption is permitted and is required to be applied using a modified retrospective approach. TEC will not early adopt the standard.

In January 2018, the FASB issued an amendment to ASC Topic 842 that permits companies to elect to not evaluate existing land easements under the new standard if the land easements were not previously accounted for under existing lease guidance. TEC will make this election. In July 2018, the FASB issued an amendment to ASC Topic 842 that permits companies to elect not to restate their comparative periods in the period of adoption when transitioning to the standard. TEC will make this election. Additionally, TEC will elect the option that allows TEC to not reassess whether any expired or existing contracts contain leases and will carry forward existing lease classification.

The standard will affect TEC’s financial position by increasing the assets and liabilities recorded relating to its operating leases. However, the ultimate impact of the new standard on TEC’s financial statements and disclosures has not yet been fully determined. In 2017, TEC developed and began execution of a project plan which included holding training sessions with key stakeholders throughout the organization and gathering detailed information on existing lease arrangements. Activities currently being executed include evaluating the remaining available implementation alternatives, calculating the lease asset and liability balances associated with individual contractual arrangements and assessing the disclosure requirements. TEC will implement additional processes and controls to facilitate the identification, tracking and reporting of potential leases based on the requirements of the standard. There will not be significant updates to systems as a result of implementation. TEC continues to monitor FASB amendments to ASC Topic 842.

Cloud Computing

In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The standard allows entities who are customers in hosting arrangements that are service contracts to apply the existing internal-use software guidance to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. The guidance specifies classification for capitalizing implementation costs and related amortization expense within the financial statements and requires additional disclosures. The guidance will be effective for annual reporting periods, including interim reporting within those periods, beginning after December 15, 2019. Early adoption is permitted and can be applied either retrospectively or prospectively. TEC is currently evaluating the transition methods and the impact of the adoption of this standard on the consolidated financial statements.

3. Regulatory

Tampa Electric Base Rates

On September 27, 2017, Tampa Electric filed with the FPSC an amended and restated settlement agreement that replaced the 2013 base rate settlement agreement and extended it four years through December 31, 2021. The FPSC approved the agreement on November 6, 2017.

The amended agreement provides for SoBRAs for TEC’s investments in solar generation. The solar investments are expected to go into service in tranches in the period from September 2018 through January 2021. In order for each tranche of SoBRAs to take effect, Tampa Electric must show that each tranche is cost-effective and each individual project has a cost cap of $1,500/kWac.  Additionally, in order to receive a SoBRA for the last tranche of 50 MWs, the first two tranches of 400 MW must be constructed at or below $1,475/kWac. Tampa Electric plans to invest approximately $850 million in these solar projects.

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

On December 12, 2017, TEC filed its first petition regarding the SoBRAs along with supporting tariffs demonstrating the cost-effectiveness of the September 1, 2018 tranche representing 145 MW and $24 million annually in estimated revenue requirements. The FPSC approved the tariffs on the first SoBRA filing on May 8, 2018 and TEC began receiving these revenues in September 2018 as the assets for the first tranche were placed in service. On June 29, 2018, TEC filed its second SoBRA petition along with supporting tariffs demonstrating the cost-effectiveness of the January 1, 2019 tranche representing 260 MW and $46 million annually in estimated revenue requirements. The FPSC approved the tariffs on the second SoBRA filing on October 29, 2018.

Tampa Electric Storm Restoration Cost Recovery

As a result of Tampa Electric’s 2013 rate case settlement, in the event of a named storm that results in damage to its system, Tampa Electric can petition the FPSC to seek recovery of those costs over a 12-month period or longer as determined by the FPSC, as well as replenish its reserve to $56 million, the level of the reserve as of October 31, 2013. In the third quarter of 2017, Tampa Electric was impacted by Hurricane Irma and incurred storm restoration costs of approximately $102 million, of which $90 million was charged to the storm reserve, $3 million was charged to O&M expense and $9 million was charged to capital expenditures. At December 31, 2017, the amount of estimated costs charged to the storm reserve regulatory liability exceeded the balance in the storm reserve by $47 million, which was recorded as a regulatory asset on the balance sheet as allowed by an FPSC order. This regulatory asset amount was eliminated in 2018 to reflect the effective recovery as discussed in Tampa Electric Tax Reform and Storm Settlement below. Tampa Electric petitioned the FPSC on December 28, 2017 for recovery of estimated Hurricane Irma storm costs plus approximately $10 million in restoration costs from prior named storms and to replenish the balance in the reserve to the $56 million level that existed as of October 31, 2013. An amended petition was filed with the FPSC on January 30, 2018. See the Regulatory Assets and Liabilities table below.

Tampa Electric Tax Reform and Storm Settlement

On March 1, 2018, the FPSC approved a settlement agreement filed by Tampa Electric that addresses both the recovery of storm costs and the return of tax reform benefits to customers (see Note 4) while keeping customer rates stable in 2018. Beginning on April 1, 2018, the agreement authorizes Tampa Electric to net the estimated amount of storm cost recovery against Tampa Electric’s estimated 2018 tax reform benefits. As a result, in the first quarter of 2018, Tampa Electric recorded O&M expense and a regulatory liability of $19 million in order to offset tax reform benefits in the first quarter due to the agreement allowing the netting of the recovery of storm costs with tax reform benefits. This deferral was recorded as a result of deferring the impact of the first quarter as the effective date of the agreement is April 1, 2018. Beginning on April 1, 2018, the regulatory liability is being amortized over the remainder of 2018 as a credit against the recognition of storm expense. Amortization of $12 million was recorded as a reduction to O&M expense for the period April 1 to September 30, 2018. During the period April 1 to September 30, 2018, Tampa Electric recorded O&M expense and a reduction of the storm reserve regulatory asset of $47 million and O&M expense and an increase in the storm reserve regulatory liability of $25 million to reflect effective recovery of the storm costs due to the allowed netting of storm cost recovery with tax reform benefits. Tampa Electric’s final storm costs subject to netting and final impact of tax reform on Tampa Electric’s base rates pursuant to the 2017 base rates agreement will be determined in separate regulatory proceedings. Any difference will be trued up and returned to customers in 2020. On August 20, 2018, the FPSC approved lowering base rates by $103 million annually beginning on January 1, 2019 as a result of lower tax expense.

PGS Base Rates

PGS’s base rates were established in May 2009. An updated settlement agreement was approved by the FPSC on February 7, 2017. As part of the 2017 settlement, PGS and OPC agreed that at least $32 million of PGS’s regulatory asset associated with the environmental liability for current and future remediation costs related to former MGP sites would be amortized over the period 2016 through 2020, of which $21 million was amortized in 2016 and 2017.

The 2017 PGS settlement agreement does not contain a provision for tax reform. The FPSC approved that tax reform benefits should be applied to customers beginning on February 6, 2018 for utilities in Florida without an existing tax reform settlement provision, including PGS. As a result, PGS deferred the estimated tax reform benefits to customers and recorded O&M expense and a regulatory tax liability of $5 million for the period February 6 to June 30, 2018. In the third quarter of 2018, the FPSC approved a settlement agreement filed between OPC, the Florida Industrial Power Users Group and PGS authorizing the utility to accelerate in 2018 the remaining amortization of PGS’s regulatory asset associated with the MGP environmental liability up to the $32 million to net it against the estimated 2018 tax reform benefits. Therefore, PGS reversed in the third quarter of 2018 the $5 million estimated tax reform benefits deferral included in O&M expense and regulatory liability and will record amortization expense and a regulatory asset reduction of $11 million in 2018, of which $10 million was recorded during the nine months ended September 30, 2018.

In January 2019, PGS will reduce its base rates by $12 million for the impact of tax reform and reduce depreciation rates by $10 million in accordance with the settlement agreement. Lastly, PGS is permitted to initiate a general base rate proceeding during 2020 provided rates established in such proceeding do not become effective before January 1, 2021.

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

Details of the regulatory assets and liabilities are presented in the following table:

Regulatory Assets and Liabilities
(millions)	September 30, 2018	December 31, 2017
Regulatory assets:
Regulatory tax asset (1)	$45	$45
Cost-recovery clauses - deferred balances (2)	36	13
Environmental remediation (3)	23	33
Postretirement benefits (4)	259	272
Storm reserve (5)	0	47
Other	23	23
Total regulatory assets	386	433
Less: Current portion	46	77
Long-term regulatory assets	$340	$356
Regulatory liabilities:
Regulatory tax liability (6)	$722	$730
Tax reform and storm agreement (7)	11	0
Cost-recovery clauses - deferred balances (2)	25	32
Accumulated reserve - cost of removal (8)	511	518
Storm reserve (9)	25	0
Other	4	5
Total regulatory liabilities	1,298	1,285
Less: Current portion	96	58
Long-term regulatory liabilities	$1,202	$1,227
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

(5)

See Tampa Electric Storm Restoration Cost Recovery discussion above for information regarding this reserve. The regulatory asset was included in rate base and earned a rate of return as permitted by the FPSC. The asset was effectively recovered in 2018.

(6)

The regulatory tax liability is primarily related to the revaluation of TEC’s deferred income tax balances at the lower income tax rate recorded on December 31, 2017. The liability related to the revaluation of the deferred income tax balances will be amortized and returned to customers through rate reductions or other revenue offsets based on IRS regulations and a settlement agreement for tax reform benefits approved by the FPSC. See Note 4 to the TEC Consolidated Condensed Financial Statements for further information.

(7)

This regulatory liability represents the offset to tax reform benefits due to Tampa Electric’s settlement agreement allowing the netting of the recovery of storm costs with tax reform benefits. See Tampa Electric Tax Reform and Storm Settlement discussion above for further information.

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

(9)

See Tampa Electric Storm Restoration Cost Recovery discussion above for information regarding this reserve. The regulatory liability is being replenished to the FPSC-allowed storm reserve balance of $56 million.

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

TEC continues to monitor certain aspects of the Act, including the uncertainty of the application of 100% asset expensing rules after September 27, 2017, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. Further adjustments, if any, will be recorded by TEC during the measurement period in 2018 as permitted by SEC Staff Accounting Bulletin 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act. To date, no measurement period adjustments have been recognized during 2018.

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

TEC’s effective tax rates for the nine months ended September 30, 2018 and 2017 were 19.64% and 38.61%, respectively. The decrease in the effective tax rates in 2018 versus the same period in 2017 was primarily due to tax reform impacts. TEC’s effective tax rate for the nine months ended September 30, 2018 differed from the statutory rate principally due to the amortization of the regulatory tax liability resulting from tax reform. See Note 3 for further information regarding the regulatory tax liability. TEC’s effective tax rate for the nine months ended September 30, 2017 differed from the statutory rate principally due to state income taxes.

Unrecognized Tax Benefits

As of September 30, 2018 and December 31, 2017, the amount of unrecognized tax benefits was $8 million, all of which was recorded as a reduction of deferred income tax assets for tax credit carryforwards. TEC believes that the total unrecognized tax benefits will decrease and be recognized within the next twelve months due to the ongoing audit examination of TECO Energy’s consolidated federal income tax return for the short tax year ending June 30, 2016. TEC had $8 million of unrecognized tax benefits at September 30, 2018, that, if recognized, would reduce TEC’s effective tax rate.

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

TECO Energy Benefit Cost
(millions)	Pension Benefits				Other Postretirement Benefits
Three months ended September 30,	2018		2017		2018	2017
Components of net periodic benefit cost
Service cost	$5		$5		$0	$0
Interest cost	8		8		1	2
Expected return on assets	(13)		(12)		0	0
Amortization of:
Actuarial (gain) loss	5		4		1	(1)
Net periodic benefit cost	$5		$5		$2	$1
Nine months ended September 30,
Components of net periodic benefit cost
Service cost	$16		$15		$1	$1
Interest cost	22		24		5	6
Expected return on assets	(37)		(36)		0	0
Amortization of:
Actuarial (gain) loss	14		12		0	(2)
Settlement cost	2	(2)	7	(1)	0	0
Net periodic benefit cost	$17		$22		$6	$5

(1)	Represents TECO Energy’s SERP settlement charge as a result of retirements that occurred subsequent to the Merger with Emera. The charge did not impact TEC’s financial statements.
(2)	Represents TECO Energy’s SERP and Restoration Plan settlement charges as a result of the retirements of certain executives.

TEC’s portion of the net periodic benefit cost for the three months ended September 30, 2018 and 2017, respectively, was $4 million and $3 million for pension benefits, and $2 million and $1 million for other postretirement benefits. TEC’s portion of the net periodic benefit cost for the nine months ended September 30, 2018 and 2017, respectively, was $9 million and $10 million for pension benefits, and $6 million and $4 million for other postretirement benefits.

TECO Energy assumed a long-term EROA of 6.85% and a discount rate of 3.63% for pension benefits under its qualified pension plan for 2018. For TECO Energy’s other postretirement benefits, TECO Energy used a discount rate of 3.70% for 2018.

TECO Energy made contributions of $10 million and $46 million to its qualified pension plan in the nine months ended September 30, 2018 and 2017, respectively. TEC’s portion of these contributions was $8 million and $36 million, respectively. TECO Energy and TEC do not expect to make additional contributions to the pension plan for the remainder of 2018.

Included in the benefit cost discussed above, for the three and nine months ended September 30, 2018, TEC reclassified $4 million and $14 million, respectively, of unamortized prior service benefits and costs and actuarial gains and losses from regulatory assets to the Consolidated Condensed Statement of Income, compared with $3 million and $8 million for the three and nine months ended September 30, 2017, respectively.

6. Short-Term Debt

Details of the credit facilities and related borrowings are presented in the following table:

	September 30, 2018			December 31, 2017
			Letters			Letters
	Credit	Borrowings	of Credit	Credit	Borrowings	of Credit
(millions)	Facilities	Outstanding (1)	Outstanding	Facilities	Outstanding (1)	Outstanding
Tampa Electric Company:
5-year facility (2)	$325	$45	$1	$325	$5	$1
3-year accounts receivable facility (3)	150	66	0	150	0	0
1-year term facility (4)	0	0	0	300	300	0
Total	$475	$111	$1	$775	$305	$1
(1)	Borrowings outstanding are reported as notes payable.
(2)	This 5-year facility matures March 22, 2022.
(3)	This 3-year facility matures March 22, 2021.
(4)

This 1-year facility of $300 million was outstanding on September 30, 2018 and was repaid on October 11, 2018 with the proceeds from the long-term debt issued on October 4, 2018. Therefore, this 1-year facility was classified as long-term debt on TEC’s balance sheet as of September 30, 2018. See Note 7 for information regarding the long-term debt issuance.

At September 30, 2018, these credit facilities required commitment fees ranging from 12.5 to 35.0 basis points. The weighted-average interest rate on outstanding amounts payable under the credit facilities at September 30, 2018 and December 31, 2017 was 2.8% and 2.1%, respectively.

Tampa Electric Company Accounts Receivable Facility

On March 23, 2018, TEC amended its $150 million accounts receivable collateralized borrowing facility in order to extend the scheduled termination date to March 22, 2021, by entering into a Second Amended Loan and Servicing Agreement, among TEC, certain lenders and the program agent (the Loan Agreement). Throughout the term of the facility, TEC will pay program and liquidity fees, which total 70 basis points at September 30, 2018. Interest rates on the borrowings are based on prevailing asset-backed commercial paper rates, unless such rates are not available from conduit lenders, in which case the rates will be at an interest rate equal to either The Bank of Tokyo-Mitsubishi UFJ, Ltd.’s prime rate, the federal funds rate, or the London interbank deposit rate, plus a margin.  In the case of default, as defined under the terms of the Loan Agreement, TEC has pledged as collateral a pool of receivables equal to the borrowings outstanding. TEC continues to service, administer and collect the pledged receivables, which are classified as receivables on the balance sheet. As of September 30, 2018, TEC was in compliance with the requirements of the Loan Agreement.

7. Long-Term Debt

Fair Value of Long-Term Debt

At September 30, 2018, TEC’s long-term debt had a carrying amount of $2,505 million and an estimated fair market value of $2,601 million. At December 31, 2017, TEC’s total long-term debt had a carrying amount of $2,164 million and an estimated fair market value of $2,412 million. The fair value of debt securities determined using Level 1 measurements was zero at September 30, 2018 and $55 million at December 31, 2017. The fair value of the remaining debt securities is determined using Level 2 measurements (see Note 12 for information regarding the fair value hierarchy).

Tampa Electric Company 4.3% Notes due 2048

On June 7, 2018, TEC completed a sale of $350 million aggregate principal amount of 4.3% unsecured notes due June 15, 2048. Until December 15, 2047, TEC may redeem all or any part of the Notes at its option at a redemption price equal to the greater of (i) 100% of the principal amount of the Notes to be redeemed or (ii) the sum of the present value of the remaining payments of principal and interest on the Notes to be redeemed, discounted at an applicable treasury rate (as defined in the indenture), plus 20 basis points; in either case, the redemption price would include accrued and unpaid interest to the redemption date.  At any time on or after December 15, 2047, TEC may, at its option, redeem the Notes, in whole or in part, at 100% of the principal amount of the Notes being redeemed plus accrued and unpaid interest thereon to, but excluding, the date of redemption.

Tampa Electric Company 4.45% Notes due 2049

On October 4, 2018, TEC completed a sale of $375 million aggregate principal amount of 4.45% unsecured notes due June 15, 2049. Until December 15, 2048, TEC may redeem all or any part of the Notes at its option at a redemption price equal to the greater of (i) 100% of the principal amount of the Notes to be redeemed or (ii) the sum of the present value of the remaining payments of principal and interest on the Notes to be redeemed, discounted at an applicable treasury rate (as defined in the indenture), plus 20 basis points; in either case, the redemption price would include accrued and unpaid interest to the redemption date. At any time on or after December 15, 2048, TEC may, at its option, redeem the Notes, in whole or in part, at 100% of the principal amount of the Notes being redeemed plus accrued and unpaid interest thereon to, but excluding, the date of redemption.

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

Superfund and Former Manufactured Gas Plant Sites

TEC, through its Tampa Electric and PGS divisions, is a PRP for certain superfund sites and, through its PGS division, for certain former MGP sites. While the joint and several liability associated with these sites presents the potential for significant response costs, as of September 30, 2018, TEC has estimated its ultimate financial liability to be $28 million, primarily at PGS. This amount has been accrued and is primarily reflected in the long-term liability section under “Deferred credits and other liabilities” on the Consolidated Condensed Balance Sheets. The environmental remediation costs associated with these sites are expected to be paid over many years.

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

Long-Term Commitments

TEC has commitments for purchased power, long-term leases (primarily for land, building space, vehicles, office equipment and heavy equipment), other purchase obligations, long-term service agreements and capital projects.  In addition, TEC has payment obligations under contractual agreements for fuel, fuel transportation and power purchases that are recovered from customers under regulatory clauses. The following is a schedule of future payments under PPAs, minimum lease payments with non-cancelable lease terms in excess of one year, and other net purchase obligations/commitments at September 30, 2018:

			Long-term Service
	Purchased	Operating	Agreements/Capital	Clause Recoverable
(millions)	Power	Leases	Projects	Commitments	Total
Year ended December 31:
2018	$7	$1	$188	$105	$301
2019	0	2	226	229	457
2020	0	2	85	179	266
2021	0	2	32	144	178
2022	0	2	10	136	148
Thereafter	0	36	91	1,122	1,249
Total future minimum payments	$7	$45	$632	$1,915	$2,599

Financial Covenants

TEC must meet certain financial tests, including a debt to capital ratio, as defined in the applicable debt agreements and has certain restrictive covenants in specific agreements and debt instruments. At September 30, 2018, TEC was in compliance with all required financial covenants.

9. Segment Information

(millions)	Tampa				Tampa Electric
Three months ended September 30,	Electric	PGS	Eliminations		Company
2018
Revenues - external	$593	$104	$0		$697
Intracompany sales	1	7	(8)		0
Total revenues	594	111	(8)		697
Total interest charges	23	4	0		27
Net income	$109	$9	$0		$118
2017
Revenues - external	$597	$96	$0		$693
Intracompany sales	1	14	(15)		0
Total revenues	598	110	(15)		693
Total interest charges	26	4	0		30
Net income	$98	$8	$0		$106
Nine months ended September 30,
2018
Revenues - external	$1,563	$350	$0		$1,913
Intracompany sales	2	18	(20)		0
Total revenues	1,565	368	(20)		1,913
Total interest charges	75	11	0		86
Net income	$230	$36	$0		$266
2017
Revenues - external	$1,581	$309	$0		$1,890
Intracompany sales	2	17	(19)		0
Total revenues	1,583	326	(19)		1,890
Total interest charges	78	11	0		89
Net income	$217	$31	$0		$248
Total assets at September 30, 2018	$8,151	$1,348	$(582)	(1)	$8,917
Total assets at December 31, 2017	$7,635	$1,284	$(555)	(1)	$8,364

(1)	Amounts relate to consolidated deferred tax reclassifications. Deferred tax assets are reclassified and netted with deferred tax liabilities upon consolidation.

10. Revenue

The following disaggregates TEC’s revenue by major source for the three and nine months ended September 30, 2018:

(millions)	Tampa			Tampa Electric
Three months ended September 30, 2018	Electric	PGS	Eliminations	Company
Electric revenue
Residential	$331	$0	$0	$331
Commercial	163	0	0	163
Industrial	43	0	0	43
Regulatory deferrals and unbilled revenue	(10)	0	0	(10)
Other (1)	67	0	(1)	66
Total electric revenue	594	0	(1)	593
Gas revenue
Residential	0	29	0	29
Commercial	0	34	0	34
Industrial (2)	0	4	0	4
Other (3)	0	44	(7)	37
Total gas revenue	0	111	(7)	104
Total revenue	$594	$111	$(8)	$697
Nine months ended September 30, 2018
Electric revenue
Residential	$802	$0	$0	$802
Commercial	435	0	0	435
Industrial	121	0	0	121
Regulatory deferrals and unbilled revenue	13	0	0	13
Other (1)	194	0	(2)	192
Total electric revenue	1,565	0	(2)	1,563
Gas revenue
Residential	0	120	0	120
Commercial	0	115	0	115
Industrial (2)	0	15	0	15
Other (3)	0	118	(18)	100
Total gas revenue	0	368	(18)	350
Total revenue	$1,565	$368	$(20)	$1,913

(1) Other includes sales to public authorities, off-system sales to other utilities and various other items.
(2) Industrial includes sales to power generation customers.
(3) Other includes off-system sales to other utilities and various other items.

Remaining Performance Obligations

Remaining performance obligations primarily represent lighting contracts and gas transportation contracts with fixed contract terms.  As of September 30, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $140 million. As allowed under ASC 606, this amount excludes contracts with an original expected length of one year or less and variable amounts for which TEC recognizes revenue at the amount to which it has the right to invoice for services performed. TEC expects to recognize revenue for the remaining performance obligations through 2033.

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

In September 2017, Tampa Electric filed with the FPSC an amended and restated settlement agreement, which replaces the existing 2013 base rate settlement agreement and includes a provision for a five-year moratorium on hedging of natural gas purchases ending on December 31, 2022. The FPSC approved the agreement on November 6, 2017 (see Note 3). The maximum length of time over which TEC is hedging its exposure to the variability in future cash flows extends to November 30, 2018 for financial natural gas contracts, which includes a derivative volume of 1 MMBTU.

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

TEC’s physical contracts qualify for the NPNS exception to derivative accounting rules, provided they meet certain criteria. Generally, NPNS applies if TEC deems the counterparty creditworthy, if the counterparty owns or controls resources within the proximity to allow for physical delivery of the commodity, if TEC intends to receive physical delivery and if the transaction is reasonable in relation to TEC’s business needs. As of September 30, 2018, all of TEC’s physical contracts qualify for the NPNS exception, which has been elected.

The derivatives at September 30, 2018 and December 31, 2017 are reflected on TEC’s Consolidated Condensed Balance Sheets and classified accordingly as current assets and liabilities on a net basis as permitted by their respective master netting agreements. There were approximately zero derivative assets and liabilities as of September 30, 2018 and $1 million of derivative liabilities as of December 31, 2017. There are minor offset amount differences between the gross derivative assets and liabilities and the net amounts included in the Consolidated Condensed Balance Sheets. There was no collateral posted with or received from any counterparties at September 30, 2018 and December 31, 2017.

The corresponding effect of these derivatives on the regulated utilities’ fuel recovery clause mechanism is reflected on the Consolidated Condensed Balance Sheets as current regulatory assets and liabilities. Based on the fair value of the instruments at September 30, 2018, there are no net pre-tax reductions in fuel costs that are expected to be reclassified from regulatory assets or liabilities to the Consolidated Condensed Statements of Income within the next twelve months.

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

It is possible that volatility in commodity prices could cause TEC to have material credit risk exposures with one or more counterparties. If such counterparties fail to perform their obligations under one or more agreements, TEC could suffer a material financial loss. However, as of September 30, 2018, substantially all of the counterparties with transaction amounts outstanding in TEC’s energy portfolio were rated investment grade by the major rating agencies. TEC assesses credit risk internally for counterparties that are not rated.

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

TEC considered the impact of nonperformance risk in determining the fair value of derivatives. TEC considered the net position with each counterparty, past performance of both parties, the intent of the parties, indications of credit deterioration and whether the markets in which TEC transacts have experienced dislocation. As of September 30, 2018, the fair value of derivatives was not materially affected by nonperformance risk. There were no Level 3 assets or liabilities for the periods presented.

As of September 30, 2018 and December 31, 2017, the carrying value of TEC’s short-term debt was not materially different from the fair value due to the short-term nature of the instruments and because the stated rates approximate market rates. The fair value of TEC’s short-term debt is determined using Level 2 measurements. See Note 7 for information regarding the fair value of long-term debt.

13. Subsequent Event

Tampa Electric Company 4.45% Notes due 2049

On October 4, 2018, TEC completed a sale of $375 million aggregate principal amount of 4.45% unsecured notes due June 15, 2049. See Note 7 for additional information.

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

Earnings Summary - Unaudited

	Three months ended September 30,		Nine months ended September 30,
(millions)	2018	2017	2018	2017
Revenues
Tampa Electric	$594	$598	$1,565	$1,583
PGS	111	110	368	326
Eliminations	(8)	(15)	(20)	(19)
TEC	$697	$693	$1,913	$1,890

Net income
Tampa Electric	$109	$98	$230	$217
PGS	9	8	36	31
TEC	$118	$106	$266	$248

Operating Results

Three Months Ended September 30, 2018

Third quarter 2018 net income was $118 million, compared with $106 million in the third quarter of 2017. Third quarter 2018 results were impacted by higher revenues due to customer growth, weather and higher base rates as a result of the completion of tranche one of the solar project in September 2018, and higher AFUDC earnings due to the construction of solar projects. This was partially offset by higher depreciation and amortization expense. See below for further detail.

Nine months Ended September 30, 2018

Year-to-date net income through the third quarter of 2018 was $266 million, compared with $248 million in the 2017 year-to-date period. Year-to-date 2018 results were impacted by higher revenues due to customer growth, weather and higher base rates as a result of the completion of the Polk Power Station expansion and tranche one of the solar project, and higher AFUDC earnings due to the construction of solar projects. This was partially offset by higher depreciation and amortization expense. See below for further detail.

Operating Company Results

Amounts included in the operating company discussions below are pre-tax, except net income and income taxes.

Tampa Electric Company – Electric Division

Tampa Electric’s net income for the third quarter of 2018 was $109 million, compared with $98 million for the same period in 2017. Results reflected higher base revenues, more than offset by lower clause-related revenues, higher AFUDC earnings and lower O&M expense (excluding FPSC-approved cost-recovery clauses and the impact of the FPSC-approved settlement agreement), partially offset by higher depreciation expense. Base revenues are energy sales excluding revenues from clauses, gross receipts taxes and franchise fees. Clauses, gross receipts taxes and franchise fees do not have a material effect on net income as these revenues substantially represent a dollar-for-dollar recovery of clauses and other pass-through costs.

Total degree days (a measure of heating and cooling demand) in Tampa Electric's service area in the third quarter of 2018 were 9% above normal and 3% above that of the 2017 period. Total net energy for load increased 1.7% in the third quarter of 2018 compared with the same period in 2017. Revenues were $4 million lower than in 2017, primarily due to higher base revenues which were more than offset by lower clause-related revenue.  Base revenues were higher than in 2017, primarily driven by customer growth, weather and higher base rates as a result of the in-service of tranche one of the solar generation project.

O&M expense (excluding all FPSC-approved cost-recovery clauses and the impact of the FPSC-approved settlement agreement, which effectively offsets tax reform benefits of $32 million) was $2 million lower than in the 2017 quarter, primarily reflecting the timing of generation outages, lower storm-related costs and cost management activities, partially offset by higher employee benefit costs. See Note 3 to the TEC Consolidated Condensed Financial Statements for further information regarding Tampa Electric’s tax reform and storm settlement agreement. Depreciation and amortization expense increased $3 million in the third quarter of 2018 from normal additions to facilities to reliably serve customers.

Tampa Electric’s net income year-to-date 2018 was $230 million, compared with $217 million for the same period in 2017. Results reflected higher base revenues, more than offset by lower clause-related revenues, higher AFUDC earnings, and lower O&M expense (excluding FPSC-approved cost-recovery clauses and the impact of the FPSC-approved settlement agreement), partially offset by higher depreciation expense.

Total degree days in Tampa Electric's service area in the year-to-date period of 2018 were 9% above normal and 3% above that of the 2017 period. Total net energy for load increased 1.3% in the year-to-date period of 2018 compared with the same period in 2017. Revenues were $18 million lower than in 2017 primarily due to higher base revenues which were more than offset by lower clause-related revenues. Base revenues were higher than in 2017, primarily driven by customer growth, weather and higher base rates as a result of the expansion of the Polk Power Station and tranche one of the solar generation project, which went in service on January 16, 2017 and September 2018, respectively.

In the 2018 year-to-date period, O&M expense (excluding all FPSC-approved cost-recovery clauses and the impact of the FPSC-approved settlement agreement, which effectively offsets tax reform benefits of $80 million) was $5 million lower than in 2017, primarily reflecting cost management activities and lower storm-related costs, partially offset by higher employee benefit costs. See Note 3 to the TEC Consolidated Condensed Financial Statements for further information regarding Tampa Electric’s tax reform and storm settlement agreement. Depreciation and amortization expense increased $10 million in 2018 from normal additions to facilities to reliably serve customers.

Tampa Electric’s regulated operating statistics for the three and nine months ended September 30, 2018 and 2017 are as follows:

(millions, except customers and total degree days)	Operating Revenues			Kilowatt-hour sales
Three months ended September 30,	2018	2017	% Change	2018	2017	% Change
By Customer Type
Residential	$331	$316	5	2,944	2,861	3
Commercial	163	160	2	1,791	1,792	(0)
Industrial	43	40	8	546	522	5
Other sales of electricity	49	46	7	526	480	10
Regulatory deferrals and unbilled revenue (1)	(10)	21	(148)
Total energy sales	576	583	(1)	5,807	5,655	3
Off system sales	2	1	100	53	20	165
Other operating revenue	16	14	14
Total revenues	$594	$598	(1)	5,860	5,675	3
Customers at September 30, (thousands)	760	745	2
Retail net energy for load (kilowatt hours)				6,095	5,994	2
Total degree days				1,806	1,761	3

Nine months ended September 30,
By Customer Type
Residential	$802	$769	4	7,098	6,916	3
Commercial	435	440	(1)	4,698	4,859	(3)
Industrial	121	119	2	1,524	1,530	(0)
Other sales of electricity	139	123	13	1,447	1,282	13
Regulatory deferrals and unbilled revenue (1)	13	81	(84)
Total energy sales	1,510	1,532	(1)	14,767	14,587	1
Off system sales	10	7	43	258	204	26
Other operating revenue	45	44	2
Total revenues	$1,565	$1,583	(1)	15,025	14,791	2
Customers at September 30, (thousands)	760	745	2
Retail net energy for load (kilowatt hours)				15,837	15,631	1
Total degree days				3,785	3,691	3

(1)	Primarily reflects the timing of clause recoveries and unbilled revenue.

Tampa Electric Company – Natural Gas Division

PGS reported net income of $9 million for the third quarter, compared with $8 million in the 2017 quarter. Results reflect a 3.7% increase in the number of customers in the third quarter of 2018 compared to the third quarter of 2017. Revenues were $1 million higher than in 2017, primarily due to higher base revenue and clause-related revenue offset by lower off-system sales.  Base revenues were $2 million higher than in 2017, primarily driven by customer growth. Operations and maintenance expense, excluding all FPSC-approved cost-recovery clauses and the impact of deferring tax reform benefits, was $1 million higher than in the 2017 quarter primarily due to higher employee benefit costs and compliance costs. As a result of the tax reform settlement approved by the FPSC in the third quarter (see Note 3 to the TEC Consolidated Condensed Financial Statements), PGS reversed $5 million of deferred tax reform related O&M expense recorded through the second quarter of 2018 and recorded $6 million of amortization expense related to the regulatory asset associated with MGP environmental remediation costs.

 PGS reported net income of $36 million for the 2018 year-to-date period, compared with $31 million in the 2017 period. Revenues were $42 million higher than in 2017 primarily due to higher clause-related revenues and higher base revenues. Base revenues were $10 million higher than 2017, reflecting customer growth and higher therm sales primarily due to cooler first quarter weather compared to 2017. Miscellaneous service revenues were $1 million higher than in 2017. Operations and maintenance expense, excluding all FPSC-approved cost-recovery clauses, was $6 million higher than in the 2017 period due to higher employee benefit costs, contractor costs and compliance costs. Depreciation and amortization was $8 million higher due the additional MGP-related amortization mentioned above and normal asset growth. Return on investment in cast iron and bare steel replacement rider was $1 million higher in the 2018 year-to-date period.

PGS’s regulated operating statistics for the three and nine months ended September 30, 2018 and 2017 are as follows:

(millions, except customers)	Operating Revenues			Therms
Three months ended September 30,	2018	2017	% Change	2018	2017	% Change
By Customer Type
Residential	$29	$28	4	13	12	8
Commercial	34	32	6	115	112	3
Industrial	3	4	(25)	89	77	16
Off system sales	26	29	(10)	75	85	(12)
Power generation	1	1	0	222	204	9
Other revenues	16	13	23
Total	$109	$107	2	514	490	5
By Sales Type
System supply	$62	$64	(3)	93	103	(10)
Transportation	31	30	3	421	387	9
Other revenues	16	13	23
Total	$109	$107	2	514	490	5
Customers at September 30, (thousands)	388	374	4

Nine months ended September 30,
By Customer Type
Residential	$120	$101	19	66	56	18
Commercial	115	106	8	384	366	5
Industrial	11	11	0	267	245	9
Off system sales	57	56	2	161	159	1
Power generation	4	4	0	592	578	2
Other revenues	52	40	30
Total	$359	$318	13	1,470	1,404	5
By Sales Type
System supply	$206	$182	13	245	233	5
Transportation	101	96	5	1,225	1,171	5
Other revenues	52	40	30
Total	$359	$318	13	1,470	1,404	5
Customers at September 30, (thousands)	388	374	4

Other Income

For the third quarter 2018 and 2017, TEC’s other income was $8 million and $2 million, respectively, and included AFUDC-equity of $6 million and zero, respectively. For year-to-date 2018 and 2017, other income was $13 million and $7 million, respectively, and included AFUDC-equity of $7 million and $1 million, respectively. The increase in AFUDC-equity is due to Tampa Electric’s construction of solar generation as disclosed in the Capital Investments section below.

Income Taxes

The provisions for income taxes for the 2018 and 2017 year-to-date periods were $65 million and $156 million, respectively. The provision for income taxes for the 2018 year-to-date period decreased mainly due to tax reform impacts. See Note 4 to the TEC Consolidated Condensed Financial Statements for further information.

Liquidity and Capital Resources

The table below sets forth the September 30, 2018 liquidity, cash balances and amounts available under the TEC credit facilities.

(millions)
Credit facilities	$775
Drawn amounts/letters of credit	412
Available credit facilities	363
Cash and short-term investments	22
Total liquidity	$385

Cash Impacts Related to Operating Activities

Cash flows from operating activities for the nine months ended September 30, 2018 were $587 million, an increase of $125 million compared to the same period in 2017. The increase is primarily due to lower clause under-recoveries in 2018, lower pension contributions in 2018, and lower fuel inventory due to decreased use of coal units.

Cash Impacts Related to Financing Activities

Cash flows from financing activities for the nine months ended September 30, 2018 resulted in net cash inflows of $237 million. TEC received $335 million of equity contributions from Parent, proceeds from a long-term debt issuance of $344 million (see Note 7 to the TEC Consolidated Condensed Financial Statements for details) and $106 million of net proceeds from borrowings under credit agreements. This excludes a non-cash reclassification of the $300 million 1-year facility from short-term debt to long-term debt as described in Note 6 to the TEC Consolidated Condensed Financial Statements. These increases in cash flows were partially offset by the repayment of long-term debt of $304 million and dividend payments to Parent of $244 million.

Covenants in Financing Agreements

In order to utilize its bank credit facilities, TEC must meet certain financial tests as defined in the applicable agreements. In addition, TEC has certain restrictive covenants in specific agreements and debt instruments. At September 30, 2018, TEC was in compliance with all applicable financial covenants. The table that follows lists the significant financial covenants and the performance relative to them at September 30, 2018. Reference is made to the specific agreements and instruments for more details.

Significant Financial Covenants

			Calculation at
Instrument (1)	Financial Covenant (2)	Requirement/Restriction	September 30, 2018
Credit facility - $325 million	Debt/capital	Cannot exceed 65%	43.9%
Credit facility - $300 million	Debt/capital	Cannot exceed 65%	43.9%
Accounts receivable credit facility - $150 million	Debt/capital	Cannot exceed 65%	43.9%

(1)	See Note 6 to the TEC Consolidated Condensed Financial Statements for details of the credit facilities.
(2)	As defined in each applicable instrument.

Credit Ratings of Senior Unsecured Debt at September 30, 2018

	S&P	Moody’s
Credit ratings of senior unsecured debt	BBB+	A3

Certain of TEC’s derivative instruments contain provisions that require TEC’s debt to maintain investment grade credit ratings (see Note 11 to the TEC Consolidated Condensed Financial Statements).

Commitments and Contingencies

See Note 8 to the TEC Consolidated Condensed Financial Statements for information regarding TEC’s commitments and contingencies as of September 30, 2018.

Capital Investments

In 2018, TEC expects to invest approximately $1,280 million in capital projects, excluding AFUDC-debt and equity. This represents an increase of approximately $80 million from the 2018 forecasted capital investments amount disclosed in TEC’s Annual Report on Form 10-K for the year ended December 31, 2017. The increase is primarily due to timing of solar generation and the modernization of the Big Bend Power Station.

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

Fair Value Measurements

TEC entered into natural gas derivatives to manage the impact of natural gas prices on customers and to optimize the utilization of its physical natural gas storage capacity.

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

The valuation methods used to determine fair value are described in Notes 7 and 12 to the TEC Consolidated Condensed Financial Statements. In addition, TEC considered the impact of nonperformance risk in determining the fair value of derivatives. TEC considered the net position with each counterparty, past performance of both parties and the intent of the parties, indications of credit deterioration and whether the markets in which TEC transacts have experienced dislocation. At September 30, 2018, the fair value of derivatives was not materially affected by nonperformance risk.

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
(a)

Evaluation of Disclosure Controls and Procedures. TEC’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of TEC’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2018. Based on such evaluation, TEC’s principal financial officer and principal executive officer have concluded that, as of September 30, 2018, TEC’s disclosure controls and procedures are effective.

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

Item 1A.	RISK FACTORS

In the third quarter of 2018, TEC updated the risk factors in TEC’s Annual Report on Form 10-K for the year ended December 31, 2017 as described below.

Federal or state regulation of greenhouse gas (GHG) emissions, depending on how they are enacted, could increase Tampa Electric’s costs or the rates charged to its customers, which could curtail sales.

In August 2015, further to an initiative announced by President Obama in June 2013, the EPA adopted a final rule, known as the Clean Power Plan (CPP), which set emission performance goals intended to substantially reduce GHG emissions from existing power plants.  In February 2016, the U.S. Supreme Court issued a stay against enforcement of the CPP for the electricity sector pending resolution of legal challenges then pending before the U.S. Court of Appeals for the District of Columbia Circuit. In March 2017, President Trump issued an Executive Order calling for review and possible suspension or revision of the CPP.

On August 21, 2018, the EPA released a proposed rule to replace the CPP, named the Affordable Clean Energy (ACE) rule.  The ACE rule proposes to establish emission guidelines for states to address GHG emissions from existing fossil fuel-fired electric generating units.  Tampa Electric expects to have emission units that are subject to the ACE rule, if adopted.

The State of Florida has not begun a rulemaking process to reduce GHG’s and is currently awaiting further legal developments.  The outcome of the pending litigation and the EPA rulemaking process and its impact on Tampa Electric’s business is therefore uncertain. Tampa Electric is continuing to evaluate the potential impact of the rule, but currently expects prudently incurred related costs for compliance to be recovered through rates. Increases in rates charged to customers could result in reduced sales.

Item 6.	EXHIBITS

Exhibit
No.	Description
3.1	Restated Articles of Incorporation of Tampa Electric Company, as amended on November 30, 1982 (Exhibit 3 to Registration Statement No. 2-70653 of Tampa Electric Company). (P)	*

3.2	Bylaws of Tampa Electric Company, as amended effective February 2, 2011 (Exhibit 3.4, Form 10-K for 2010 of Tampa Electric Company).	*

4.1

Fourteenth Supplemental Indenture dated as of October 4, 2018 between Tampa Electric Company, as issuer, and The Bank of New York Mellon, as trustee, supplementing the Indenture dated as of July 1, 1998, as amended (Exhibit 4.11, Form 8-K dated October 4, 2018 of Tampa Electric Company).

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

TAMPA ELECTRIC COMPANY
(Registrant)

Date: November 8, 2018	By:	/s/ Gregory W. Blunden
Gregory W. Blunden
Senior Vice President-Finance and Accounting, Treasurer and Chief Financial Officer (Chief Accounting Officer)
(Principal Financial and Accounting Officer)