Form 10-Q
period 2019-03-31
TAMPA ELECTRIC CO
filed 2019-05-10
CIK 96271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

As of May 7, 2019, there were 10 shares of Tampa Electric Company’s common stock issued and outstanding, all of which were held, beneficially and of record, by TECO Energy, Inc.

Securities registered or to be registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
None.

Tampa Electric Company meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format specified in General Instruction H(2) of Form 10-Q.

ACRONYMS

Acronyms used in this and other filings with the U.S. Securities and Exchange Commission in 2018 and 2019 include the following:

Term	Meaning
AFUDC	allowance for funds used during construction
AFUDC-debt	debt component of allowance for funds used during construction
AFUDC-equity	equity component of allowance for funds used during construction
AMI	Advanced Metering Infrastructure
APBO	accumulated postretirement benefit obligation
ARO	asset retirement obligation
ASC	Accounting Standards Codification
BACT	Best Available Control Technology
CAD	Canadian dollars
CAIR	Clean Air Interstate Rule
CCRs	coal combustion residuals
CMO	collateralized mortgage obligation
CNG	compressed natural gas
CPI	consumer price index
CSAPR	Cross State Air Pollution Rule
CO2	carbon dioxide
CT	combustion turbine
ECRC	environmental cost recovery clause
Emera	Emera Inc., a geographically diverse energy and services company headquartered in Nova Scotia, Canada
EPA	U.S. Environmental Protection Agency
ERISA	Employee Retirement Income Security Act
EROA	expected return on plan assets
EUSHI	Emera US Holdings Inc., a wholly owned subsidiary of Emera, which is the sole shareholder of TECO Energy’s common stock
FASB	Financial Accounting Standards Board
FDEP	Florida Department of Environmental Protection
FERC	Federal Energy Regulatory Commission
FPSC	Florida Public Service Commission
GHG	greenhouse gas(es)
IGCC	integrated gasification combined-cycle
IOU	investor owned utility
IRS	Internal Revenue Service
ITCs	investment tax credits
KW	kilowatt(s)
kWac	kilowatt on an alternating current basis
LNG	liquefied natural gas
MBS	mortgage-backed securities
MD&A	the section of this report entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations
Merger	Merger of Merger Sub Company with and into TECO Energy, with TECO Energy as the surviving corporation
MGP	manufactured gas plant
Merger Agreement	Agreement and Plan of Merger dated September 4, 2015, by and among TECO Energy, Emera and Merger Sub Company
Merger Sub Company	Emera US Inc., a Florida corporation
MMBTU	one million British Thermal Units
MRV	market-related value
MW	megawatt(s)
MWH	megawatt-hour(s)
NAV	net asset value
Note	Note to consolidated financial statements
NOx	nitrogen oxide
NPNS	normal purchase normal sale
NYMEX	New York Mercantile Exchange
O&M expenses	operations and maintenance expenses
OCI	other comprehensive income

Term	Meaning
OPC	Office of Public Counsel
OPEB	other postemployment benefits
Parent	TECO Energy, Inc., the direct parent company of Tampa Electric Company
PBGC	Pension Benefit Guarantee Corporation
PBO	projected benefit obligation
PGA	purchased gas adjustment
PGS	Peoples Gas System, the gas division of Tampa Electric Company
PPA	power purchase agreement
PRP	potentially responsible party
R&D	research and development
REIT	real estate investment trust
RFP	request for proposal
Regulatory ROE	return on common equity as determined for regulatory purposes
ROE	return on common equity
ROU	right-of-use
S&P	Standard and Poor’s
SCR	selective catalytic reduction
SEC	U.S. Securities and Exchange Commission
SO2	sulfur dioxide
SoBRAs	solar base rate adjustments
SERP	Supplemental Executive Retirement Plan
STIF	short-term investment fund
Tampa Electric	Tampa Electric, the electric division of Tampa Electric Company
TEC	Tampa Electric Company
TECO Energy	TECO Energy, Inc., the direct parent company of Tampa Electric Company
TSI	TECO Services, Inc.
U.S. GAAP	generally accepted accounting principles in the United States
VIE	variable interest entity

TAMPA ELECTRIC COMPANY

Consolidated Condensed Balance Sheets

Unaudited

Assets	March 31,	December 31,
(millions)	2019	2018
Property, plant and equipment
Utility plant
Electric	$9,835	$9,645
Gas	1,839	1,793
Utility plant, at original costs	11,674	11,438
Accumulated depreciation	(3,279)	(3,214)
Utility plant, net	8,395	8,224
Other property	12	12
Total property, plant and equipment, net	8,407	8,236

Current assets
Cash and cash equivalents	11	15
Receivables, less allowance for uncollectibles of $2 at March 31, 2019 and December 31, 2018	209	258
Due from affiliates	9	4
Inventories, at average cost
Fuel	41	46
Materials and supplies	100	100
Regulatory assets	85	88
Prepayments and other current assets	17	6
Total current assets	472	517

Deferred debits
Regulatory assets	399	370
Other	45	32
Total deferred debits	444	402
Total assets	$9,323	$9,155

The accompanying notes are an integral part of the consolidated condensed financial statements.

 TAMPA ELECTRIC COMPANY

Consolidated Condensed Balance Sheets - continued

Unaudited

Liabilities and Capitalization	March 31,	December 31,
(millions)	2019	2018
Capitalization
Common stock	$3,100	$2,990
Accumulated other comprehensive loss	(1)	(1)
Retained earnings	302	314
Total capital	3,401	3,303
Long-term debt	2,575	2,575
Total capitalization	5,976	5,878

Current liabilities
Notes payable	312	221
Accounts payable	186	251
Due to affiliates	19	24
Customer deposits	132	132
Regulatory liabilities	82	44
Accrued interest	44	16
Accrued taxes	29	13
Other	40	84
Total current liabilities	844	785

Long-term liabilities
Deferred income taxes	739	799
Regulatory liabilities	1,242	1,266
Investment tax credits	156	74
Deferred credits and other liabilities	366	353
Total long-term liabilities	2,503	2,492

Commitments and Contingencies (see Note 8)

Total liabilities and capitalization	$9,323	$9,155

The accompanying notes are an integral part of the consolidated condensed financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Condensed Statements of Income and Comprehensive Income

Unaudited

	Three months ended March 31,
(millions)	2019	2018
Revenues
Electric	$411	$461
Gas	128	136
Total revenues	539	597
Expenses
Fuel	107	122
Purchased power	4	13
Cost of natural gas sold	47	55
Operations and maintenance	130	157
Depreciation and amortization	92	93
Taxes, other than income	50	52
Total expenses	430	492
Income from operations	109	105
Other income
Allowance for equity funds used during construction	2	0
Other income, net	2	2
Total other income	4	2
Interest charges
Interest expense	34	30
Allowance for borrowed funds used during construction	(1)	0
Total interest charges	33	30
Income before provision for income taxes	80	77
Provision for income taxes	16	14
Net income	$64	$63
Comprehensive income	$64	$63

The accompanying notes are an integral part of the consolidated condensed financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Condensed Statements of Cash Flows

Unaudited

	Three months ended March 31,
(millions)	2019	2018
Cash flows from operating activities
Net income	$64	$63
Adjustments to reconcile net income to cash from operating activities:
Depreciation and amortization	92	93
Deferred income taxes and investment tax credits	23	8
Deferred recovery clauses	(9)	(7)
Receivables, less allowance for uncollectibles	47	32
Inventories	5	2
Taxes accrued	9	23
Interest accrued	28	23
Accounts payable	(74)	(68)
Regulatory assets and liabilities	(4)	20
Other	(36)	(32)
Cash flows from operating activities	145	157
Cash flows used in investing activities
Capital expenditures	(274)	(162)
Cash flows used in investing activities	(274)	(162)
Cash flows from financing activities
Equity contributions from Parent	110	110
Net increase (decrease) in short-term debt	91	(5)
Dividends to Parent	(76)	(97)
Cash flows from financing activities	125	8
Net increase (decrease) in cash and cash equivalents	(4)	3
Cash and cash equivalents at beginning of period	15	13
Cash and cash equivalents at end of period	$11	$16
Supplemental disclosure of non-cash activities
Change in accrued capital expenditures	$(4)	$0

The accompanying notes are an integral part of the consolidated condensed financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Condensed Statements of Capital

Unaudited

				Accumulated
				Other
		Common	Retained	Comprehensive	Total
(millions, except share amounts)	Shares	Stock	Earnings	Loss	Capital
Balance, December 31, 2018	10	2,990	$314	$(1)	$3,303
Net income			64		64
Equity contributions from Parent		110			110
Dividends to Parent			(76)		(76)
Balance, March 31, 2019	10	$3,100	$302	$(1)	$3,401

The accompanying notes are an integral part of the consolidated condensed financial statements.

TAMPA ELECTRIC COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

UNAUDITED

1. Summary of Significant Accounting Policies

See TEC’s Annual Report on Form 10-K for the year ended December 31, 2018 for a complete discussion of accounting policies. The significant accounting policies for TEC include:

Principles of Consolidation and Basis of Presentation

TEC is a wholly owned subsidiary of TECO Energy, which is an indirect, wholly owned subsidiary of Emera. TEC is comprised of the electric division, referred to as Tampa Electric, and the natural gas division, referred to as PGS.

Intercompany balances and transactions within the divisions have been eliminated in consolidation. In the opinion of management, the unaudited consolidated condensed financial statements include all adjustments that are of a recurring nature and necessary to state fairly the financial position of TEC as of March 31, 2019 and December 31, 2018, and the results of operations and cash flows for the periods ended March 31, 2019 and March 31, 2018. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results that can be expected for the entire fiscal year ending December 31, 2019.

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

Receivables and Allowance for Uncollectible Accounts

Receivables from contracts with customers, which consist of services to residential, commercial, industrial and other customers, were $208 million and $226 million as of March 31, 2019 and December 31, 2018, respectively. An allowance for uncollectible accounts is established based on TEC’s collection experience. Circumstances that could affect Tampa Electric’s and PGS’s estimates of uncollectible receivables include, but are not limited to, customer credit issues, the level of fuel prices, customer deposits and general economic conditions. Accounts are written off once they are deemed to be uncollectible.

As of March 31, 2019 and December 31, 2018, unbilled revenues of $58 million and $67 million, respectively, are included in the “Receivables” line item on the Consolidated Condensed Balance Sheets.

Accounting for Franchise Fees and Gross Receipts

Tampa Electric and PGS are allowed to recover certain costs from customers on a dollar-per-dollar basis through rates approved by the FPSC. The amounts included in customers’ bills for franchise fees and gross receipt taxes are included as revenues on the Consolidated Condensed Statements of Income. Franchise fees and gross receipt taxes payable by Tampa Electric and PGS are included as an expense on the Consolidated Condensed Statements of Income in “Taxes, other than income”. These amounts totaled $27 million and $29 million for the three months ended March 31, 2019 and 2018, respectively.

2. New Accounting Pronouncements

Change in Accounting Policy

The new U.S. GAAP accounting policies that are applicable to and adopted by TEC in 2019 are described as follows:

Leases

On January 1, 2019, TEC adopted Accounting Standard Updates (ASU) 2016-02, Leases (Topic 842), including all related amendments, using the modified retrospective approach. The standard requires lessees to recognize leases on the balance sheet for all leases with a term of longer than twelve months and disclose key information about leasing arrangements.

As permitted by the optional transition method, TEC did not restate comparative financial information in its consolidated financial statements, did not reassess whether any expired or existing contracts contained leases and carried forward existing lease classifications. Additionally, TEC elected to not evaluate existing land easements under the new standard if the land easements were not previously accounted for under the leasing guidance within ASC Topic 840. TEC elected to use hindsight to determine the lease term for existing leases and elected to not separate lease components from non-lease components for all lessee and lessor arrangements.

TEC has implemented additional processes and controls to facilitate the identification, tracking and reporting of potential leases based on the requirements of the standard. There were no updates to information technology systems as a result of implementation.

TEC’s adoption of this new standard resulted in right-of-use (ROU) assets and lease liabilities of $20 million  as of January 1, 2019. The ROU assets and lease liabilities were measured at the present value of remaining lease payments using TEC’s incremental borrowing rate.

There was no impact to opening retained earnings as of January 1, 2019 or TEC’s net income or cash flows for the three months ended March 31, 2019 as a result of the adoption of the standard. There were no significant impacts to TEC’s accounting for lessor arrangements. Refer to Note 11 for further detail.

Targeted Improvements to Accounting for Hedging Activities

On January 1, 2019, TEC adopted ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities, which amends the hedge accounting recognition and presentation requirements in ASC Topic 815. This standard improves the transparency and understandability of information about an entity’s risk management activities by better aligning the entity’s financial reporting for hedging relationships with those risk management activities and simplifies the application of hedge accounting. The standard will make more financial and nonfinancial hedging strategies eligible for hedge accounting, amends the presentation and disclosure requirements for hedging activities and changes how entities assess hedge effectiveness. There was no impact on the condensed consolidated financial statements as a result of the adoption of this standard.

Cloud Computing

In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The standard allows entities who are customers in hosting arrangements that are service contracts to apply the existing internal-use software guidance to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. The guidance specifies classification for capitalizing implementation costs and related amortization expense within the financial statements and requires additional disclosures. The guidance is effective for annual reporting periods, including interim reporting within those periods, beginning after December 15, 2019. Early adoption is permitted and can be applied either retrospectively or prospectively. TEC early adopted the standard effective January 1, 2019 and elected to apply the guidance prospectively. There was no material impact on the condensed consolidated financial statements as a result of the adoption of this standard.

Future Accounting Pronouncements

TEC considers the applicability and impact of all ASUs issued by the FASB. The ASUs that have been issued, but that are not yet effective, are consistent with those disclosed in TEC’s Annual Report on Form 10-K for the year ended December 31, 2018.

3. Regulatory

Tampa Electric Base Rates

On September 27, 2017, Tampa Electric filed with the FPSC an amended and restated settlement agreement that replaced the existing 2013 base rate settlement agreement and extended it another four years through December 31, 2021. The FPSC approved the agreement on November 6, 2017.

The amended agreement provides for SoBRAs for TEC’s investments in solar generation. Tampa Electric plans to invest approximately $850 million during 2017 through 2021 related to 600 MW of solar projects recoverable under the SoBRAs.

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

Tampa Electric Storm Restoration Cost Recovery and Tax Reform

As a result of Tampa Electric’s 2013 rate case settlement, in the event of a named storm that results in damage to its system, Tampa Electric can petition the FPSC to seek recovery of those costs over a 12-month period or longer as determined by the FPSC, as well as replenish its reserve to $56 million,  the level of the reserve as of October 31, 2013. In the third quarter of 2017, Tampa Electric was impacted by Hurricane Irma and incurred storm restoration costs of approximately $102 million. Tampa Electric petitioned the FPSC on December 28, 2017 for recovery of estimated storm costs and to replenish the balance in the reserve to the level that existed as of October 31, 2013.

On March 1, 2018, the FPSC approved a settlement agreement filed by Tampa Electric that addressed both the recovery of storm costs and the return of tax reform benefits to customers (see Note 4) while keeping customer rates stable in 2018. Beginning on April 1, 2018, the agreement authorized Tampa Electric to net the estimated amount of storm cost recovery against Tampa Electric’s estimated 2018 tax reform benefits of $103 million. As a result, during 2018, Tampa Electric recorded O&M expense and a reduction of the storm reserve regulatory asset of $47 million and recorded O&M expense for the increase in the storm reserve regulatory liability of $56 million to reflect effective recovery of the storm costs due to the allowed netting of storm cost recovery with tax reform benefits. On August 20, 2018, the FPSC approved lowering base rates by $103 million annually beginning on January 1, 2019 as a result of lower tax expense.

On April 9, 2019, Tampa Electric reached a proposed settlement agreement with consumer parties regarding eligible storm costs. If the settlement is approved by the FPSC, Tampa Electric will refund $12 million to customers in January 2020, resulting in minimal impact to the Consolidated Condensed Statements of Income. The FPSC is expected to reach a decision in the second quarter of 2019.

PGS Base Rates

PGS’s base rates were established in May 2009.  In 2017, the FPSC approved an updated PGS settlement agreement that did not contain a provision for tax reform. In 2018, the FPSC approved a settlement agreement authorizing PGS to accelerate $11 million of amortization of its regulatory asset associated with the MGP environmental liability in 2018 to net it against the estimated 2018 tax reform benefits.

In accordance with the 2018 settlement agreement, PGS reduced its base rates by $12 million for the impact of tax reform and reduced depreciation rates by $10 million beginning in January 2019. PGS is permitted to initiate a general base rate proceeding during 2020 regardless of its earned ROE at the time provided the new rates do not become effective before January 1, 2021.

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

Details of the regulatory assets and liabilities are presented in the following table:

Regulatory Assets and Liabilities
(millions)	March 31, 2019	December 31, 2018
Regulatory assets:
Regulatory tax asset (1)	$70	$56
Cost-recovery clauses (2)	65	55
Environmental remediation (3)	24	23
Postretirement benefits (4)	291	295
Storm reserve (5)	3	3
Other	31	26
Total regulatory assets	484	458
Less: Current portion	85	88
Long-term regulatory assets	$399	$370
Regulatory liabilities:
Regulatory tax liability (6)	$729	$715
Cost-recovery clauses (2)	18	17
Accumulated reserve - cost of removal (7)	513	513
Storm reserve (8)	56	56
Other	8	9
Total regulatory liabilities	1,324	1,310
Less: Current portion	82	44
Long-term regulatory liabilities	$1,242	$1,266
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

(5)

In October 2018, Hurricane Michael impacted PGS’s Panama City division and the cost of restoration exceeded PGS’s storm reserve balance. This regulatory asset reflects PGS’s storm reserve costs expected to be recovered. In April 2019, PGS filed a petition to the FPSC for recovery of these deferred costs from customers on a dollar-for-dollar basis in 2019.

(6)

The regulatory tax liability is primarily related to the revaluation of TEC’s deferred income tax balances recorded on December 31, 2017 at the lower income tax rate. The liability related to the revaluation of the deferred income tax balances is amortized and returned to customers through rate reductions or other revenue offsets based on IRS regulations and the settlement agreement for tax reform benefits approved by the FPSC. See Note 4 to the TEC Consolidated Financial Statements for further information.

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

(8)	See “Tampa Electric Storm Restoration Cost Recovery and Tax Reform” discussion above for information regarding this reserve.

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

TEC’s effective tax rates for the three months ended March 31, 2019 and 2018 were 20.0% and 18.2%, respectively. The March 31, 2019 effective tax rate is an estimate of the annual effective income tax rate. TEC’s effective tax rate for the three months ended March 31, 2019 differed from the statutory rate principally due to the amortization of the regulatory tax liability resulting from tax reform. See Note 3 for further information regarding the regulatory tax liability.

Unrecognized Tax Benefits

As of March 31, 2019 and December 31, 2018, the amount of unrecognized tax benefits was $8 million, all of which was recorded as a reduction of deferred income tax assets for tax credit carryforwards. TEC believes that the total unrecognized tax benefits will decrease and be recognized within the next twelve months due to the ongoing audit examination of TECO Energy’s consolidated federal income tax return for the short tax year ending June 30, 2016. TEC had $8 million of unrecognized tax benefits at March 31, 2019 and December 31, 2018, that, if recognized, would reduce TEC’s effective tax rate.

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

TECO Energy Benefit Cost
(millions)	Pension Benefits			Other Postretirement Benefits
Three months ended March 31,	2019		2018	2019	2018
Components of net periodic benefit cost
Service cost	$5		$5	$0	$1
Interest cost	8		7	2	2
Expected return on assets	(12)		(12)	0	0
Amortization of:
Prior service (benefit) cost	0		0	0	(1)
Actuarial loss	3		5	0	0
Settlement cost	1	(1)	0	0	0
Net periodic benefit cost	$5		$5	$2	$2

 (1)Represents TECO Energy’s SERP and Restoration Plan settlement charges as a result of the prior retirements of certain executives.

TEC’s portion of the net periodic benefit cost for the three months ended March 31, 2019 and 2018, respectively, was $4 million and $3 million for pension benefits, and $2 million and $2 million for other postretirement benefits.

TECO Energy assumed a long-term EROA of 7.15% and a discount rate of 4.34% for pension benefits under its qualified pension plan for 2019. For TECO Energy’s other postretirement benefits, TECO Energy used a discount rate of 4.38% for 2019.

TECO Energy made contributions of $0 and $10 million to its qualified pension plan in the three months ended March 31, 2019 and 2018, respectively. TEC’s portion of these contributions was $0 and $8 million, respectively. TECO Energy expects to make contributions to the pension plan of $20 million for the remainder of 2019. TEC estimates its portion of the 2019 contribution to be $15 million.

Included in the benefit cost discussed above, for the three months ended March 31, 2019 and 2018, TEC reclassified $3 million and $4 million, respectively, of unamortized prior service benefits and costs and actuarial gains and losses from regulatory assets to the Consolidated Condensed Statement of Income.

6. Short-Term Debt

Details of the credit facilities and related borrowings are presented in the following table:

	March 31, 2019			December 31, 2018
			Letters			Letters
	Credit	Borrowings	of Credit	Credit	Borrowings	of Credit
(millions)	Facilities	Outstanding (1)	Outstanding	Facilities	Outstanding (1)	Outstanding
Tampa Electric Company:
5-year facility (2)	$325	$192	$1	$325	$131	$1
3-year accounts receivable facility (3)	150	120	0	150	90	0
Total	$475	$312	$1	$475	$221	$1
(1)	Borrowings outstanding are reported as notes payable.
(2)	This 5-year facility matures March 22, 2022.
(3)	This 3-year facility matures March 22, 2021.

At March 31, 2019, these credit facilities required commitment fees ranging from 12.5 to 35.0 basis points. The weighted-average interest rate on outstanding amounts payable under the credit facilities at March 31, 2019 and December 31, 2018 was 3.31% and 3.14%, respectively.

7. Long-Term Debt

Fair Value of Long-Term Debt

At March 31, 2019, TEC’s long-term debt had a carrying amount of $2,575 million and an estimated fair market value of $2,749 million. At December 31, 2018, TEC’s total long-term debt had a carrying amount of $2,575 million and an estimated fair market value of $2,686 million. The fair value of the debt securities is determined using Level 2 measurements (see Note 13 for information regarding the fair value hierarchy).

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

Superfund and Former Manufactured Gas Plant Sites

TEC, through its Tampa Electric and PGS divisions, is a PRP for certain superfund sites and, through its PGS division, for certain former MGP sites. While the joint and several liability associated with these sites presents the potential for significant response costs, as of March 31, 2019, TEC has estimated its ultimate financial liability to be $28 million, primarily at PGS. This amount has been accrued and is primarily reflected in the long-term liability section under “Deferred credits and other liabilities” on the Consolidated Condensed Balance Sheets. The environmental remediation costs associated with these sites are expected to be paid over many years.

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

Long-Term Commitments

TEC has commitments for purchased power, long-term leases, other purchase obligations, long-term service agreements and capital projects.  In addition, TEC has payment obligations under contractual agreements for fuel, fuel transportation and power purchases that are recovered from customers under regulatory clauses. The following is a schedule of future payments under PPAs, minimum lease payments with non-cancelable lease terms in excess of one year, and other net purchase obligations/commitments at March 31, 2019:

					Long-term		Demand
	Purchased		Capital	Fuel and	Service	Operating	Side
(millions)	Power	Transportation	Projects	Gas Supply	Agreements	Leases	Management	Total

2019	$33	$145	$238	$193	$5	$2	$3	$619
2020	0	175	85	32	6	2	1	301
2021	0	141	35	3	7	2	0	188
2022	0	133	7	3	7	2	0	152
2023	0	109	2	1	11	2	0	125
Thereafter	0	1,014	6	0	78	37	0	1,135
Total future minimum payments	$33	$1,717	$373	$232	$114	$47	$4	$2,520

Financial Covenants

TEC must meet certain financial tests, including a debt to capital ratio, as defined in the applicable debt agreements and has certain restrictive covenants in specific agreements and debt instruments. At March 31, 2019, TEC was in compliance with all required financial covenants.

9. Segment Information

(millions)	Tampa				Tampa Electric
Three months ended March 31,	Electric	PGS	Eliminations		Company
2019
Revenues - external	$411	$128	$0		$539
Intracompany sales	1	5	(6)		0
Total revenues	412	133	(6)		539
Total interest charges	29	4	0		33
Net income	$46	$18	$0		$64
2018
Revenues - external	$461	$136	$0		$597
Intracompany sales	0	6	(6)		0
Total revenues	461	142	(6)		597
Total interest charges	26	4	0		30
Net income	$48	$15	$0		$63
Total assets at March 31, 2019	$8,451	$1,443	$(571)	(1)	$9,323
Total assets at December 31, 2018	$8,235	$1,407	$(487)	(1)	$9,155

(1)	Amounts relate to consolidated deferred tax reclassifications. Deferred tax assets are reclassified and netted with deferred tax liabilities upon consolidation.

10. Revenue

The following disaggregates TEC’s revenue by major source:

(millions)	Tampa			Tampa Electric
Three months ended March 31, 2019	Electric	PGS	Eliminations	Company
Electric revenue
Residential	$206	$0	$0	$206
Commercial	120	0	0	120
Industrial	34	0	0	34
Regulatory deferrals and unbilled revenue	(7)	0	0	(7)
Other (1)	59	0	(1)	58
Total electric revenue	412	0	(1)	411
Gas revenue
Residential	0	50	0	50
Commercial	0	42	0	42
Industrial (2)	0	5	0	5
Other (3)	0	36	(5)	31
Total gas revenue	0	133	(5)	128
Total revenue	$412	$133	$(6)	$539
Three months ended March 31, 2018
Electric revenue
Residential	$230	$0	$0	$230
Commercial	132	0	0	132
Industrial	38	0	0	38
Regulatory deferrals and unbilled revenue	(1)	0	0	(1)
Other (1)	62	0	0	62
Total electric revenue	461	0	0	461
Gas revenue
Residential	0	56	0	56
Commercial	0	44	0	44
Industrial (2)	0	5	0	5
Other (3)	0	37	(6)	31
Total gas revenue	0	142	(6)	136
Total revenue	$461	$142	$(6)	$597

(1) Other includes sales to public authorities, off-system sales to other utilities and various other items.
(2) Industrial includes sales to power generation customers.
(3) Other includes off-system sales to other utilities and various other items.

Remaining Performance Obligations

Remaining performance obligations primarily represent lighting contracts and gas transportation contracts with fixed contract terms.  As of March 31, 2019 and December 31, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $135 million. As allowed under ASC 606, this amount excludes contracts with an original expected length of one year or less and variable amounts for which TEC recognizes revenue at the amount to which it has the right to invoice for services performed. TEC expects to recognize revenue for the remaining performance obligations through 2033.

11. Leases

TEC determines whether a contract contains a lease at inception by evaluating if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration.

Operating lease ROU assets and operating lease liabilities are recognized on the Condensed Consolidated Balance Sheets based on the present value of the future minimum lease payments over the lease term at commencement date. As most of TEC’s leases do not provide an implicit rate, the incremental borrowing rate at commencement of the lease is used in determining the present value of future lease payments. Lease expense is recognized on a straight-line basis over the lease term and is recorded as “Operations and maintenance expenses” on the Consolidated Condensed Statements of Income.

Where TEC is the lessor, a lease is a sales-type lease if certain criteria is met and the arrangement transfers control of the underlying asset to the lessee. For arrangements where the criteria are met due to the presence of a third-party residual value guarantee, the lease is a direct financing lease.

For direct finance leases, a net investment in the lease is recorded that consists of the sum of the minimum lease payments and residual value (net of estimated executory costs and unearned income). The difference between the gross investment and the cost of the leased item is recorded as unearned income at the inception of the lease. Unearned income is recognized in income over the life of the lease using a constant rate of interest equal to the internal rate of return on the lease.

TEC has certain contractual agreements that include lease and non-lease components, which management has elected to account for as a single lease component for all leases.

Lessee

TEC has operating leases for buildings, land, telecommunication services and rail cars. TEC’s leases have remaining lease terms of 2 years to 67 years, some of which include options to extend the leases for up to an additional 65 years. These options are included as part of the lease term when it is considered reasonably certain that they will be exercised.

(millions)	Classification	March 31, 2019
Right-of-use asset	Other deferred debits	$19
Lease liabilities
Current	Other current liabilities	$2
Long-term	Deferred credits and other liabilities	17
Total lease liabilities		$19

TEC has recorded operating lease expense for the three months ended March 31, 2019 of $1 million.

Future minimum lease payments under non-cancellable operating leases for each of the next five years and in aggregate thereafter consisted of the following at March 31, 2019:

(millions)	2019	2020	2021	2022	2023	Thereafter	Total
Minimum lease payments	$2	$2	$2	$2	$2	$37	$47
Less imputed interest							(28)
Total future minimum payments							$19

Additional information related to TEC’s leases is as follows:

(millions)
Three months ended March 31,	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$1
Weighted average remaining lease term	49
Weighted average discount rate - operating leases	4.3%

Lessor

TEC leases CNG stations to other companies, which are classified as direct finance leases.

The net investment in direct finance leases consists of the following:

(millions)	March 31, 2019
Total minimum lease payments to be received	$35
Less amounts representing estimated executory costs	(13)
Minimum lease payments receivable	$22
Less unearned finance lease income	(11)
Net investment in direct finance leases	$11
Principal due within one year (included in "Receivables")	(2)
Net investment in direct finance leases - long-term (included in "Other deferred debits")	$9

The unearned income related to these direct finance leases is recognized in income over the life of the lease using a constant rate of interest equal to the internal rate of return on the lease and is recorded as “Gas revenues” on the Consolidated Condensed Statements of Income. Customers have the option to purchase the assets related to the CNG stations at any time after 2021 by paying a make-whole payment at the date of the purchase based on a targeted internal rate of return. Alternatively, the customer may take possession of the CNG station asset at the end of the lease term for no cost.

As of March 31, 2019, future minimum direct finance lease payments to be received for each of the next five years and in aggregate thereafter consisted of the following:

(millions)	2019	2020	2021	2022	2023	Thereafter	Total
Minimum lease payments to be received	$2	$2	$2	$2	$2	$25	$35
Less executory costs							(13)
Total minimum lease payments receivable							$22

12. Accounting for Derivative Instruments and Hedging Activities

From time to time, TEC enters into futures, forwards, swaps and option contracts for the following purposes:

•	To limit the exposure to price fluctuations for physical purchases and sales of natural gas in the course of normal operations, and
•	To optimize the utilization of Tampa Electric’s physical natural gas storage capacity and PGS’s firm transportation capacity on interstate pipelines.

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

On November 6, 2017, the FPSC approved an amended and restated settlement agreement filed by Tampa Electric, which replaces the existing 2013 base rate settlement agreement and includes a provision for a five-year moratorium on hedging of natural gas purchases ending on December 31, 2022 (see Note 3). TEC was hedging its exposure to the variability in future cash flows until November 30, 2018 for financial natural gas contracts. TEC had zero derivative assets and liabilities as of March 31, 2019 and December 31, 2018.

TEC applies the accounting standards for derivative instruments and hedging activities. These standards require companies to recognize derivatives as either assets or liabilities in the financial statements and to measure those instruments at fair value. TEC also applies the accounting standards for regulated operations to financial instruments used to hedge the purchase of natural gas and optimize natural gas storage capacity for its regulated companies. These standards, in accordance with the FPSC, permit the changes in fair value of natural gas derivatives to be recorded as regulatory assets or liabilities reflecting the impact of these activities on the fuel recovery clause. As a result, these changes are not recorded in OCI or net income.

TEC’s physical contracts qualify for the NPNS exception to derivative accounting rules, provided they meet certain criteria. Generally, NPNS applies if TEC deems the counterparty creditworthy, if the counterparty owns or controls resources within the proximity to allow for physical delivery of the commodity, if TEC intends to receive physical delivery and if the transaction is reasonable in relation to TEC’s business needs. As of March 31, 2019, all of TEC’s physical contracts qualify for the NPNS exception, which has been elected.

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

It is possible that volatility in commodity prices could cause TEC to have material credit risk exposures with one or more counterparties. If such counterparties fail to perform their obligations under one or more agreements, TEC could suffer a material financial loss. However, as of March 31, 2019, substantially all of the counterparties with transaction amounts outstanding in TEC’s energy portfolio were rated investment grade by the major rating agencies. TEC assesses credit risk internally for counterparties that are not rated.

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

As of March 31, 2019 and December 31, 2018, the carrying value of TEC’s short-term debt was not materially different from the fair value due to the short-term nature of the instruments and because the stated rates approximate market rates. The fair value of TEC’s short-term debt is determined using Level 2 measurements. See Note 7 for information regarding the fair value of long-term debt.

Item 2.	MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS

This Management’s Discussion & Analysis contains forward-looking statements, which are subject to the inherent uncertainties in predicting future results and conditions. Actual results may differ materially from those forecasted. The forecasted results are based on TEC's current expectations and assumptions, and TEC does not undertake to update that information or any other information contained in this Management’s Discussion & Analysis, except as may be required by law. Factors that could impact actual results include: regulatory actions or legislation by federal, state or local authorities; unexpected capital needs or unanticipated reductions in cash flow that affect liquidity; the ability to access the capital and credit markets when required; general economic conditions affecting customer growth and energy sales; economic conditions affecting the Florida economy; weather variations and customer energy usage patterns affecting sales and operating costs and the effect of weather conditions on energy consumption; the effect of extreme weather conditions or hurricanes; general operating conditions; input commodity prices affecting cost; natural gas demand; and the ability of TEC to operate equipment without undue accidents, breakdowns or failures. Additional information is contained under "Risk Factors" in TEC’s Annual Report on Form 10-K for the year ended December 31, 2018.

Earnings Summary - Unaudited

	Three months ended March 31,
(millions)	2019	2018
Revenues
Tampa Electric	$412	$461
PGS	133	142
Eliminations	(6)	(6)
TEC	$539	$597

Net income
Tampa Electric	$46	$48
PGS	18	15
TEC	$64	$63

Operating Results

Three Months Ended March 31, 2019

First quarter 2019 net income was $64 million, compared to $63 million in the first quarter of 2018. In 2018, as permitted by the FPSC, TEC offset the impact of estimated 2018 tax reform benefits with a $22 million charge to O&M expense in the first quarter of 2018, comprised of $19 million at Tampa Electric and $3 million at PGS (see Note 3 to the TEC Consolidated Condensed Financial Statements). Beginning on January 1, 2019, as approved by the FPSC, base rates were lowered due to the impact of tax reform by $103 million annually ($22 million in the first quarter of 2019) at Tampa Electric and $12 million annually ($3 million in the first quarter of 2019) at PGS. Therefore, the decrease in revenue due to lower base rates from tax reform in 2019 was largely offset by lower O&M expense from the absence of the offsetting of tax reform benefits in 2018, resulting in minimal impact to the Consolidated Condensed Statements of Income. Excluding the impact of tax reform, first quarter 2019 results were impacted by higher base rates related to the in-service of solar generation projects and lower O&M primarily due to the timing of generation outages, partially offset by lower revenues due to weather. See below for further detail.

Operating Company Results

Amounts included in the operating company discussions below are pre-tax, except net income and income taxes.

Tampa Electric Company – Electric Division

Tampa Electric’s net income for the first quarter of 2019 was $46 million, compared with $48 million for the same period in 2018. Results reflected lower base revenues, lower clause-related revenues and higher depreciation expense partially offset by higher AFUDC earnings and lower O&M expense. Base revenues are energy sales excluding revenues from clauses, gross receipts taxes and franchise fees. Clauses, gross receipts taxes and franchise fees do not have a material effect on net income as these revenues substantially represent a dollar-for-dollar recovery of clauses and other pass-through costs.

Excluding the impact of tax reform as disclosed above, revenues were $27 million lower than in the same period in 2018, driven by lower clause revenue and milder weather, partially offset by higher revenues related to the in-service of solar generation projects and customer growth. Total degree days (a measure of heating and cooling demand) in Tampa Electric's service area in the first quarter of 2019 were 1% below normal and 16% below the 2018 period. Total retail net energy for load, which is a calendar measurement of energy output, decreased 3.5% in the first quarter of 2019 compared with the same period in 2018 due to milder weather. Results also reflect a 2.3% increase in number of customers at March 31, 2019 compared to March 31, 2018.

O&M expense, excluding all FPSC-approved cost-recovery clauses and the impact of the FPSC-approved settlement agreement regarding tax reform, was $5 million lower than in the 2018 quarter, primarily reflecting the timing of generation outages. See Note 3 to the TEC Consolidated Condensed Financial Statements for further information regarding Tampa Electric’s tax reform and storm settlement agreement. Depreciation and amortization expense increased $5 million in the first quarter of 2019 from normal additions to facilities to reliably serve customers and the in-service of solar generation projects.

Tampa Electric’s regulated operating statistics for the three months ended March 31, 2019 and 2018 are as follows:

(millions, except customers and total degree days)	Operating Revenues			Kilowatt-Hours Billed
Three months ended March 31,	2019	2018	% Change	2019	2018	% Change
By Customer Type
Residential (1)	$206	$230	(10)	1,939	2,021	(4)
Commercial (1)	120	132	(9)	1,370	1,404	(2)
Industrial (1)	34	38	(11)	462	473	(2)
Other (1)	41	44	(7)	446	448	(0)
Regulatory deferrals and unbilled revenue (2)	(7)	(1)	600
Total retail sales of electricity	394	443	(11)	4,217	4,346	(3)
Off system sales of electricity	1	4	(75)	15	92	(84)
Other operating revenue	17	14	21
Total revenues	$412	$461	(11)	4,232	4,438	(5)
Customers at March 31, (thousands)	769	751	2
Retail net energy for load (kilowatt-hours)	4,321	4,480	(4)
Total degree days	586	700	(16)

(1)	Reflects a billing cycle measurement.
(2)	Primarily reflects unbilled revenue, which incorporates a calendar measurement, and postings for clause recovery deferrals.

Tampa Electric Company – Natural Gas Division

PGS reported net income of $18 million for the first quarter, compared with $15 million in the first quarter of 2018. Results reflect a 3.1% higher number of customers in the first quarter of 2019 compared to the first quarter of 2018. Excluding the impact of tax reform as disclosed above, revenues were $6 million lower than the prior year quarter due to lower clause-related revenue and lower off-system sales. Excluding the impact of tax reform as disclosed above, base revenues were $1 million higher than in 2018 primarily due to customer growth, partially offset by cooler weather in 2018.

Operations and maintenance expense, excluding all FPSC-approved cost-recovery clauses and the impact of deferring tax reform benefits in 2018, was $1 million higher than in the 2018 quarter primarily due to higher employee benefit and self-insurance costs. Depreciation and amortization decreased $6 million due to accelerated amortization of the regulatory asset associated with MGP environmental remediation costs in the prior year and reduced depreciation rates in 2019 related to the settlement agreement, which were partially offset by normal asset growth.  Return on investment in cast iron and bare steel replacement rider was $1 million higher in the 2019 period.

PGS’s regulated operating statistics for the three months ended March 31, 2019 and 2018 are as follows:

(millions, except customers)	Operating Revenues			Therms
Three months ended March 31,	2019	2018	% Change	2019	2018	% Change
By Customer Type
Residential	$50	$56	(11)	33	35	(6)
Commercial	42	44	(5)	146	144	1
Industrial	4	4	0	105	90	17
Power generation	1	1	0	188	191	(2)
Off system sales	13	15	(13)	37	36	3
Other operating revenues	20	19	5
Total	$130	$139	(6)	509	496	3
By Sales Type
System supply	$74	$83	(11)	76	78	(3)
Transportation	36	37	(3)	433	418	4
Other operating revenues	20	19	5
Total	$130	$139	(6)	509	496	3
Customers at March 31, (thousands)	395	383	3

Other Income

For the first quarter of 2019 and 2018, TEC’s other income was $4 million and $2 million, respectively, and included AFUDC-equity of $2 million and zero, respectively. The increase in AFUDC-equity is due to Tampa Electric’s construction of solar generation, the AMI system and the Big Bend modernization as disclosed in Capital Investments below.

Income Taxes

The provisions for income taxes for the first quarters of 2019 and 2018 were $16 million and $14 million, respectively. The provision for income taxes for the 2019 quarter increased mainly due to higher pre-tax income and the estimated annual effective income tax rate.

Liquidity and Capital Resources

The table below sets forth the March 31, 2019 liquidity, cash balances and amounts available under the TEC credit facilities.

(millions)
Credit facilities	$475
Drawn amounts/letters of credit	313
Available credit facilities	162
Cash and short-term investments	11
Total liquidity	$173

Cash Impacts Related to Operating Activities

Cash flows from operating activities for the three months ended March 31, 2019 were $145 million, a decrease of $12 million compared to the same period in 2018. The decrease is primarily due to the timing of prepaid expenses and accounts payable spending.

Cash Impacts Related to Financing Activities

Cash flows from financing activities for the three months ended March 31, 2019 resulted in net cash inflows of $125 million. TEC received $110 million of equity contributions from Parent and $91 million of net proceeds from borrowings under credit agreements (see Note 6 to the TEC Consolidated Condensed Financial Statements for further information regarding TEC’s credit agreements). These increases in cash flows were partially offset by dividend payments to Parent of $76 million.

Covenants in Financing Agreements

In order to utilize its bank credit facilities, TEC must meet certain financial tests as defined in the applicable agreements. In addition, TEC has certain restrictive covenants in specific agreements and debt instruments. At March 31, 2019, TEC was in compliance with all applicable financial covenants. The table that follows lists the significant financial covenants and the performance relative to them at March 31, 2019. Reference is made to the specific agreements and instruments for more details.

Significant Financial Covenants

			Calculation at
Instrument (1)	Financial Covenant (2)	Requirement/Restriction	March 31, 2019
Credit facility - $325 million	Debt/capital	Cannot exceed 65%	45.9%
Accounts receivable credit facility - $150 million	Debt/capital	Cannot exceed 65%	45.9%

(1)	See Note 6 to the TEC Consolidated Condensed Financial Statements for details of the credit facilities.
(2)	As defined in each applicable instrument.

Credit Ratings of Senior Unsecured Debt at March 31, 2019

	S&P	Moody’s
Credit ratings of senior unsecured debt	BBB+	A3
Credit ratings outlook	Negative	Stable

Certain of TEC’s derivative instruments contain provisions that require TEC’s debt to maintain investment grade credit ratings (see Note 12 to the TEC Consolidated Condensed Financial Statements).

Commitments and Contingencies

See Note 8 to the TEC Consolidated Condensed Financial Statements for information regarding TEC’s commitments and contingencies as of March 31, 2019.

Capital Investments

In 2019, TEC expects to invest approximately $1,255 million in capital projects, excluding AFUDC-debt and equity. This represents an increase of approximately $45 million from the 2019 forecasted capital investments amount disclosed in TEC’s Annual Report on Form 10-K for the year ended December 31, 2018. The increase is primarily due to timing of solar construction.

Tampa Electric expects to spend approximately $850 million during 2017 through 2021 related to the 600 MW solar project recoverable under the SoBRAs as discussed in Note 3 to the TEC Consolidated Condensed Financial Statements, approximately $850 million during 2018 through 2023 to modernize the Big Bend Power Station and approximately $235 million during 2018 through 2022 for an AMI project, including the installation of smart meters. TEC intends to fund those capital expenditures with available cash on hand, cash generated from operating activities, and cash from equity contributions and debt issuances so that Tampa Electric and PGS maintain their capital structures consistent with existing regulatory arrangements. Actual capital expenditures could vary materially due to changes in schedule, costs for materials or labor or changes in plans.

Fair Value Measurements

The valuation methods used to determine fair value are described in Notes 7 and 13 to the TEC Consolidated Condensed Financial Statements. In addition, TEC considered the impact of nonperformance risk in determining the fair value of derivatives. TEC considered the net position with each counterparty, past performance of both parties and the intent of the parties, indications of credit deterioration and whether the markets in which TEC transacts have experienced dislocation. At March 31, 2019, the fair value of derivatives was not materially affected by nonperformance risk.

Critical Accounting Policies and Estimates

Critical accounting policies and estimates have not materially changed in 2019. For further discussion of critical accounting policies and estimates, see TEC’s Annual Report on Form 10-K for the year ended December 31, 2018.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by Item 3 is omitted pursuant to General Instruction H(2) of Form 10-Q.

Item 4.	CONTROLS AND PROCEDURES
(a)

Evaluation of Disclosure Controls and Procedures. TEC’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of TEC’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2019. Based on such evaluation, TEC’s principal financial officer and principal executive officer have concluded that, as of March 31, 2019, TEC’s disclosure controls and procedures are effective.

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

TAMPA ELECTRIC COMPANY
(Registrant)

Date: May 9, 2019	By:	/s/ Gregory W. Blunden
Gregory W. Blunden
Senior Vice President-Finance and Accounting, Treasurer and Chief Financial Officer (Chief Accounting Officer)
(Principal Financial and Accounting Officer)