Form 10-Q
period 2019-06-30
TAMPA ELECTRIC CO
filed 2019-08-12
CIK 96271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 8, 2019, there were 10 shares of Tampa Electric Company’s common stock issued and outstanding, all of which were held, beneficially and of record, by TECO Energy, Inc.

Tampa Electric Company meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format specified in General Instruction H(2) of Form 10-Q.

ACRONYMS

Acronyms used in this and other filings with the U.S. Securities and Exchange Commission in 2018 and 2019 include the following:

Term	Meaning
AFUDC	allowance for funds used during construction
AFUDC-debt	debt component of allowance for funds used during construction
AFUDC-equity	equity component of allowance for funds used during construction
AMI	Advanced Metering Infrastructure
APBO	accumulated postretirement benefit obligation
ARO	asset retirement obligation
ASC	Accounting Standards Codification
BACT	Best Available Control Technology
CAD	Canadian dollars
CAIR	Clean Air Interstate Rule
CCRs	coal combustion residuals
CMO	collateralized mortgage obligation
CNG	compressed natural gas
CPI	consumer price index
CSAPR	Cross State Air Pollution Rule
CO2	carbon dioxide
CT	combustion turbine
ECRC	environmental cost recovery clause
Emera	Emera Inc., a geographically diverse energy and services company headquartered in Nova Scotia, Canada
EPA	U.S. Environmental Protection Agency
ERISA	Employee Retirement Income Security Act
EROA	expected return on plan assets
EUSHI	Emera US Holdings Inc., a wholly owned subsidiary of Emera, which is the sole shareholder of TECO Energy’s common stock
FASB	Financial Accounting Standards Board
FDEP	Florida Department of Environmental Protection
FERC	Federal Energy Regulatory Commission
FPSC	Florida Public Service Commission
GHG	greenhouse gas(es)
IGCC	integrated gasification combined-cycle
IOU	investor owned utility
IRS	Internal Revenue Service
ITCs	investment tax credits
KW	kilowatt(s)
kWac	kilowatt on an alternating current basis
LNG	liquefied natural gas
MBS	mortgage-backed securities
MD&A	the section of this report entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations
Merger	Merger of Merger Sub Company with and into TECO Energy, with TECO Energy as the surviving corporation
MGP	manufactured gas plant
Merger Agreement	Agreement and Plan of Merger dated September 4, 2015, by and among TECO Energy, Emera and Merger Sub Company
Merger Sub Company	Emera US Inc., a Florida corporation
MMBTU	one million British Thermal Units
MRV	market-related value
MW	megawatt(s)
MWH	megawatt-hour(s)
NAV	net asset value
Note	Note to consolidated financial statements
NOx	nitrogen oxide
NPNS	normal purchase normal sale
NYMEX	New York Mercantile Exchange
O&M expenses	operations and maintenance expenses
OCI	other comprehensive income

Term	Meaning
OPC	Office of Public Counsel
OPEB	other postemployment benefits
Parent	TECO Energy, Inc., the direct parent company of Tampa Electric Company
PBGC	Pension Benefit Guarantee Corporation
PBO	projected benefit obligation
PGA	purchased gas adjustment
PGS	Peoples Gas System, the gas division of Tampa Electric Company
PPA	power purchase agreement
PRP	potentially responsible party
R&D	research and development
REIT	real estate investment trust
RFP	request for proposal
Regulatory ROE	return on common equity as determined for regulatory purposes
ROE	return on common equity
ROU	right-of-use
S&P	Standard and Poor’s
SCR	selective catalytic reduction
SEC	U.S. Securities and Exchange Commission
SO2	sulfur dioxide
SoBRAs	solar base rate adjustments
SERP	Supplemental Executive Retirement Plan
STIF	short-term investment fund
Tampa Electric	Tampa Electric, the electric division of Tampa Electric Company
TEC	Tampa Electric Company
TECO Energy	TECO Energy, Inc., the direct parent company of Tampa Electric Company
TSI	TECO Services, Inc.
U.S. GAAP	generally accepted accounting principles in the United States
VIE	variable interest entity

TAMPA ELECTRIC COMPANY

Consolidated Condensed Balance Sheets

Unaudited

Assets	June 30,	December 31,
(millions)	2019	2018
Property, plant and equipment
Utility plant
Electric	$10,064	$9,645
Gas	1,888	1,793
Utility plant, at original costs	11,952	11,438
Accumulated depreciation	(3,350)	(3,214)
Utility plant, net	8,602	8,224
Other property	13	12
Total property, plant and equipment, net	8,615	8,236

Current assets
Cash and cash equivalents	10	15
Receivables, less allowance for uncollectibles of $2 at June 30, 2019 and December 31, 2018	256	258
Due from affiliates	13	4
Inventories, at average cost
Fuel	41	46
Materials and supplies	104	100
Regulatory assets	88	88
Prepayments and other current assets	12	6
Total current assets	524	517

Deferred debits
Regulatory assets	388	370
Other	45	32
Total deferred debits	433	402
Total assets	$9,572	$9,155

The accompanying notes are an integral part of the consolidated condensed financial statements.

 TAMPA ELECTRIC COMPANY

Consolidated Condensed Balance Sheets - continued

Unaudited

Liabilities and Capitalization	June 30,	December 31,
(millions)	2019	2018
Capitalization
Common stock	$3,210	$2,990
Accumulated other comprehensive loss	(1)	(1)
Retained earnings	345	314
Total capital	3,554	3,303
Long-term debt	2,575	2,575
Total capitalization	6,129	5,878

Current liabilities
Notes payable	386	221
Accounts payable	205	251
Due to affiliates	20	24
Customer deposits	132	132
Regulatory liabilities	80	44
Accrued interest	15	16
Accrued taxes	51	13
Other	40	84
Total current liabilities	929	785

Long-term liabilities
Deferred income taxes	740	799
Regulatory liabilities	1,252	1,266
Investment tax credits	170	74
Deferred credits and other liabilities	352	353
Total long-term liabilities	2,514	2,492

Commitments and Contingencies (see Note 8)

Total liabilities and capitalization	$9,572	$9,155

The accompanying notes are an integral part of the consolidated condensed financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Condensed Statements of Income and Comprehensive Income

Unaudited

	Three months ended June 30,
(millions)	2019	2018
Revenues
Electric	$520	$509
Gas	107	110
Total revenues	627	619
Expenses
Fuel	139	133
Purchased power	13	14
Cost of natural gas sold	38	39
Operations and maintenance	132	162
Depreciation and amortization	94	89
Taxes, other than income	52	51
Total expenses	468	488
Income from operations	159	131
Other income
Allowance for equity funds used during construction	2	1
Other income, net	3	2
Total other income	5	3
Interest charges
Interest expense	34	30
Allowance for borrowed funds used during construction	(1)	(1)
Total interest charges	33	29
Income before provision for income taxes	131	105
Provision for income taxes	24	20
Net income	$107	$85
Other comprehensive income, net of tax
Gain on cash flow hedges	0	1
Comprehensive income	$107	$86

The accompanying notes are an integral part of the consolidated condensed financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Condensed Statements of Income and Comprehensive Income

Unaudited

	Six months ended June 30,
(millions)	2019	2018
Revenues
Electric	$931	$970
Gas	235	246
Total revenues	1,166	1,216
Expenses
Fuel	246	255
Purchased power	17	27
Cost of natural gas sold	85	94
Operations and maintenance	262	319
Depreciation and amortization	186	182
Taxes, other than income	102	103
Total expenses	898	980
Income from operations	268	236
Other income
Allowance for equity funds used during construction	4	1
Other income, net	5	4
Total other income	9	5
Interest charges
Interest expense	68	60
Allowance for borrowed funds used during construction	(2)	(1)
Total interest charges	66	59
Income before provision for income taxes	211	182
Provision for income taxes	40	34
Net income	$171	$148
Other comprehensive income, net of tax
Gain on cash flow hedges	0	1
Comprehensive income	$171	$149

The accompanying notes are an integral part of the consolidated condensed financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Condensed Statements of Cash Flows

Unaudited

	Six months ended June 30,
(millions)	2019	2018
Cash flows from operating activities
Net income	$171	$148
Adjustments to reconcile net income to cash from operating activities:
Depreciation and amortization	186	182
Deferred income taxes and investment tax credits	31	14
Deferred recovery clauses	1	(25)
Inventories	1	5
Prepayments and other deposits	(6)	(2)
Taxes accrued	25	28
Accounts payable	(54)	(37)
Regulatory assets and liabilities	5	54
Other	(29)	(21)
Cash flows from operating activities	331	346
Cash flows used in investing activities
Capital expenditures	(581)	(510)
Cash flows used in investing activities	(581)	(510)
Cash flows from financing activities
Equity contributions from Parent	220	215
Proceeds from long-term debt issuance	0	345
Repayment of long-term debt	0	(304)
Net increase in short-term debt	165	70
Dividends to Parent	(140)	(160)
Cash flows from financing activities	245	166
Net increase (decrease) in cash and cash equivalents	(5)	2
Cash and cash equivalents at beginning of period	15	13
Cash and cash equivalents at end of period	$10	$15
Supplemental disclosure of non-cash activities
Change in accrued capital expenditures	$(4)	$18

The accompanying notes are an integral part of the consolidated condensed financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Condensed Statements of Capital

Unaudited

				Accumulated
				Other
		Common	Retained	Comprehensive	Total
(millions, except share amounts)	Shares	Stock	Earnings	Loss	Capital
Three months ended June 30, 2019
Balance, March 31, 2019	10	3,100	$302	$(1)	$3,401
Net income			107		107
Equity contributions from Parent		110			110
Dividends to Parent			(64)		(64)
Balance, June 30, 2019	10	$3,210	$345	$(1)	$3,554

Three months ended June 30, 2018
Balance, March 31, 2018	10	2,755	$301	$(2)	$3,054
Net income			85		85
Other comprehensive income, after tax				1	1
Equity contributions from Parent		105			105
Dividends to Parent			(63)		(63)
Balance, June 30, 2018	10	$2,860	$323	$(1)	$3,182

Six months ended June 30, 2019
Balance, December 31, 2018	10	2,990	$314	$(1)	$3,303
Net income			171		171
Equity contributions from Parent		220			220
Dividends to Parent			(140)		(140)
Balance, June 30, 2019	10	$3,210	$345	$(1)	$3,554

Six months ended June 30, 2018
Balance, December 31, 2017	10	2,645	$335	$(2)	$2,978
Net income			148		148
Other comprehensive income, after tax				1	1
Equity contributions from Parent		215			215
Dividends to Parent			(160)		(160)
Balance, June 30, 2018	10	$2,860	$323	$(1)	$3,182

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

Intercompany balances and transactions within the divisions have been eliminated in consolidation. In the opinion of management, the unaudited consolidated condensed financial statements include all adjustments that are of a recurring nature and necessary to state fairly the financial position of TEC as of June 30, 2019 and December 31, 2018, and the results of operations and cash flows for the periods ended June 30, 2019 and June 30, 2018. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results that can be expected for the entire fiscal year ending December 31, 2019.

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

Receivables and Allowance for Uncollectible Accounts

Receivables from contracts with customers, which consist of services to residential, commercial, industrial and other customers, were $254 million and $226 million as of June 30, 2019 and December 31, 2018, respectively. An allowance for uncollectible accounts is established based on TEC’s collection experience. Circumstances that could affect Tampa Electric’s and PGS’s estimates of uncollectible receivables include, but are not limited to, customer credit issues, fuel prices, customer deposits and general economic conditions. Accounts are written off once they are deemed to be uncollectible.

As of June 30, 2019 and December 31, 2018, unbilled revenues of $75 million and $67 million, respectively, are included in the “Receivables” line item on the Consolidated Condensed Balance Sheets.

Accounting for Franchise Fees and Gross Receipts

Tampa Electric and PGS are allowed to recover certain costs from customers on a dollar-for-dollar basis through rates approved by the FPSC. The amounts included in customers’ bills for franchise fees and gross receipt taxes are included as revenues on the Consolidated Condensed Statements of Income. Franchise fees and gross receipt taxes payable by Tampa Electric and PGS are included as an expense on the Consolidated Condensed Statements of Income in “Taxes, other than income”. These amounts totaled $29 million and $28 million for the three months ended June 30, 2019 and 2018, respectively, and $56 million and $57 million for the six months ended June 30, 2019 and 2018, respectively.

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

There was no impact to opening retained earnings as of January 1, 2019 or TEC’s net income or cash flows for the three and six months ended June 30, 2019 as a result of the adoption of the standard. There were no significant impacts to TEC’s accounting for lessor arrangements. Refer to Note 11 for further detail.

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

On December 12, 2017, TEC filed its first petition regarding the SoBRAs along with supporting tariffs demonstrating the cost-effectiveness of the September 1, 2018 tranche representing 145 MW and $24 million annually in estimated revenue requirements. The FPSC approved the tariffs on the first SoBRA filing on May 8, 2018 and TEC began receiving these revenues in September 2018. On June 29, 2018, TEC filed its second SoBRA petition along with supporting tariffs demonstrating the cost-effectiveness of the January 1, 2019 tranche representing 260 MW and $46 million annually in estimated revenue requirements. The FPSC approved the tariffs on the second SoBRA filing on October 29, 2018 and TEC began receiving these revenues in January 2019. On June 28, 2019, TEC filed its third SoBRA petition along with supporting tariffs demonstrating the cost-effectiveness of the January 1, 2020 tranche representing 149 MW and $27 million annually in estimated revenue requirements. The FPSC is expected to issue its decision regarding the third SoBRA in the fourth quarter of 2019.

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

On April 9, 2019, Tampa Electric reached a settlement agreement with consumer parties regarding eligible storm costs, which was approved by the FPSC on May 21, 2019. As a result, Tampa Electric will refund $12 million to customers in January 2020, resulting in minimal impact to the Consolidated Condensed Statements of Income.

PGS Base Rates

PGS’s base rates were established in 2009. In 2017, the FPSC approved an updated PGS settlement agreement that did not contain a provision for tax reform. In 2018, the FPSC approved a settlement agreement authorizing PGS to accelerate $11 million of amortization of its regulatory asset associated with the MGP environmental liability in 2018 to net it against the estimated 2018 tax reform benefits.

In accordance with the 2018 settlement agreement, PGS reduced its base rates by $12 million for the impact of tax reform and reduced depreciation rates by $10 million on an annual basis beginning in January 2019. PGS is permitted to initiate a general base rate proceeding during 2020 regardless of its earned ROE at the time provided the new rates do not become effective before January 1, 2021.

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

Details of the regulatory assets and liabilities are presented in the following table:

Regulatory Assets and Liabilities
(millions)	June 30, 2019	December 31, 2018
Regulatory assets:
Regulatory tax asset (1)	$73	$56
Cost-recovery clauses (2)	61	55
Environmental remediation (3)	25	23
Postretirement benefits (4)	288	295
Storm reserve (5)	3	3
Other	26	26
Total regulatory assets	476	458
Less: Current portion	88	88
Long-term regulatory assets	$388	$370
Regulatory liabilities:
Regulatory tax liability (6)	$725	$715
Cost-recovery clauses (2)	24	17
Accumulated reserve - cost of removal (7)	512	513
Storm reserve (8)	56	56
Other	15	9
Total regulatory liabilities	1,332	1,310
Less: Current portion	80	44
Long-term regulatory liabilities	$1,252	$1,266
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

(5)

In October 2018, Hurricane Michael impacted PGS’s Panama City division and the cost of restoration exceeded PGS’s storm reserve balance. On July 9, 2019, the FPSC approved storm cost recovery of approximately $3 million, subject to true-up and refund pending further review of costs. The costs will be recovered on a dollar-for-dollar basis during 2019.

(6)

The regulatory tax liability is primarily related to the revaluation of TEC’s deferred income tax balances recorded on December 31, 2017 at the lower income tax rate due to U.S. tax reform. The liability related to the revaluation of the deferred income tax balances is amortized and returned to customers through rate reductions or other revenue offsets based on IRS regulations and the settlement agreement for tax reform benefits approved by the FPSC. See Note 4 to the TEC Consolidated Financial Statements for further information.

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

Income Tax Expense

TEC is included in a consolidated U.S. federal income tax return with EUSHI and its subsidiaries. TEC’s income tax expense is based upon a separate return method, modified for the benefits-for-loss allocation in accordance with respective tax sharing agreements with TECO Energy and EUSHI. To the extent that TEC’s cash tax positions are settled differently than the amount reported as realized under the tax sharing agreement, the difference is reflected in common stock.

TEC’s effective tax rates for the six months ended June 30, 2019 and 2018 were 19.0% and 18.7%, respectively. The June 30, 2019 effective tax rate is an estimate of the annual effective income tax rate. TEC’s effective tax rate for the six months ended June 30, 2019 and 2018 differed from the statutory rate principally due to the amortization of the regulatory tax liability resulting from tax reform. See Note 3 for further information regarding the regulatory tax liability.

Unrecognized Tax Benefits

As of June 30, 2019 and December 31, 2018, the amount of unrecognized tax benefits was $8 million, all of which was recorded as a reduction of deferred income tax assets for tax credit carryforwards. TEC believes that the total unrecognized tax benefits will decrease and be recognized within the next twelve months due to the ongoing audit examination of TECO Energy’s consolidated federal income tax return for the short tax year ending June 30, 2016. TEC had $8 million of unrecognized tax benefits at June 30, 2019 and December 31, 2018, that, if recognized, would reduce TEC’s effective tax rate.

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

TECO Energy Benefit Cost
(millions)	Pension Benefits				Other Postretirement Benefits
Three months ended June 30,	2019		2018		2019	2018
Components of net periodic benefit cost
Service cost	$5		$6		$0	$0
Interest cost	8		7		1	2
Expected return on assets	(14)		(12)		0	0
Amortization of:
Prior service (benefit) cost	0		0		0	1
Actuarial (gain) loss	5		4		0	(1)
Settlement cost	0		2	(1)	0	0
Net periodic benefit cost	$4		$7		$1	$2
Six months ended June 30,
Components of net periodic benefit cost
Service cost	$10		$11		$0	$1
Interest cost	16		14		3	4
Expected return on assets	(26)		(24)		0	0
Amortization of:
Actuarial (gain) loss	8		9		0	(1)
Settlement cost	1	(1)	2	(1)	0	0
Net periodic benefit cost	$9		$12		$3	$4

 (1)Represents TECO Energy’s SERP and Restoration Plan settlement charges as a result of the prior retirements of certain executives.

TEC’s portion of the net periodic benefit cost for the three months ended June 30, 2019 and 2018, respectively, was $3 million and $6 million for pension benefits, and $1 million and $2 million for other postretirement benefits. TEC’s portion of the net periodic benefit cost for the six months ended June 30, 2019 and 2018, respectively, was $7 million and $9 million for pension benefits, and $3 million and $4 million for other postretirement benefits.

TECO Energy assumed a long-term EROA of 7.35% and a discount rate of 4.34% for pension benefits under its qualified pension plan for 2019. For TECO Energy’s other postretirement benefits, TECO Energy used a discount rate of 4.38% for 2019.

TECO Energy made contributions of $7 million and $10 million to its qualified pension plan in the six months ended June 30, 2019 and 2018, respectively. TEC’s portion of these contributions was $5 million and $8 million, respectively. TECO Energy expects to make contributions to the pension plan of $14 million for the remainder of 2019, and TEC estimates its portion of the remaining 2019 contributions to be $10 million.

Included in the benefit cost discussed above, for the three and six months ended June 30, 2019, TEC reclassified $3 million and $6 million, respectively, of unamortized prior service benefits and costs and actuarial gains and losses from regulatory assets to the Consolidated Condensed Statement of Income, compared with $4 million and $8 million for the three and six months ended June 30, 2018, respectively.

6. Short-Term Debt

Details of the credit facilities and related borrowings are presented in the following table:

	June 30, 2019			December 31, 2018
			Letters			Letters
	Credit	Borrowings	of Credit	Credit	Borrowings	of Credit
(millions)	Facilities	Outstanding (1)	Outstanding	Facilities	Outstanding (1)	Outstanding
Tampa Electric Company:
5-year facility (2)	$325	$275	$1	$325	$131	$1
3-year accounts receivable facility (3)	150	111	0	150	90	0
Total	$475	$386	$1	$475	$221	$1
(1)	Borrowings outstanding are reported as notes payable.
(2)	This 5-year facility matures March 22, 2022.
(3)	This 3-year facility matures March 22, 2021.

At June 30, 2019, these credit facilities required commitment fees ranging from 12.5 to 35.0 basis points. The weighted-average interest rate on outstanding amounts payable under the credit facilities at June 30, 2019 and December 31, 2018 was 3.36% and 3.14%, respectively.

7. Long-Term Debt

Fair Value of Long-Term Debt

At June 30, 2019, TEC’s long-term debt had a carrying amount of $2,575 million and an estimated fair market value of $2,903 million. At December 31, 2018, TEC’s total long-term debt had a carrying amount of $2,575 million and an estimated fair market value of $2,686 million. The fair value of the debt securities is determined using Level 2 measurements (see Note 13 for information regarding the fair value hierarchy).

Tampa Electric Company 3.625% Notes due 2050

On July 24, 2019, TEC completed a sale of $300 million aggregate principal amount of 3.625% unsecured notes due June 15, 2050. Until December 15, 2049, TEC may redeem all or any part of the Notes at its option at a redemption price equal to the greater of (i) 100% of the principal amount of the Notes to be redeemed or (ii) the sum of the present value of the remaining payments of principal and interest on the Notes to be redeemed, discounted at an applicable treasury rate (as defined in the indenture), plus 20 basis points; in either case, the redemption price would include accrued and unpaid interest to the redemption date.  At any time on or after December 15, 2049, TEC may, at its option, redeem the Notes, in whole or in part, at 100% of the principal amount of the Notes being redeemed plus accrued and unpaid interest thereon to but excluding the date of redemption.

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

Superfund and Former Manufactured Gas Plant Sites

TEC, through its Tampa Electric and PGS divisions, is a PRP for certain superfund sites and, through its PGS division, for certain former MGP sites. While the joint and several liability associated with these sites presents the potential for significant response costs, as of June 30, 2019, TEC has estimated its ultimate financial liability to be $28 million, primarily at PGS. This amount has been accrued and is primarily reflected in the long-term liability section under “Deferred credits and other liabilities” on the Consolidated Condensed Balance Sheets. The environmental remediation costs associated with these sites are expected to be paid over many years.

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

Long-Term Commitments

TEC has commitments for purchased power, long-term leases, other purchase obligations, long-term service agreements and capital projects.  In addition, TEC has payment obligations under contractual agreements for fuel, fuel transportation and power purchases that are recovered from customers under regulatory clauses. The following is a schedule of future payments under PPAs, minimum lease payments with non-cancelable lease terms in excess of one year, and other net purchase obligations/commitments at June 30, 2019:

					Long-term		Demand
	Purchased		Capital	Fuel and	Service	Operating	Side
(millions)	Power	Transportation	Projects	Gas Supply	Agreements	Leases	Management	Total

2019	$23	$100	$246	$125	$3	$1	$2	$500
2020	0	196	86	33	6	2	1	324
2021	0	191	35	3	7	2	0	238
2022	0	184	9	3	7	2	0	205
2023	0	161	3	1	11	2	0	178
Thereafter	0	1,647	13	0	78	35	0	1,773
Total future minimum payments	$23	$2,479	$392	$165	$112	$44	$3	$3,218

Financial Covenants

TEC must meet certain financial tests, including a debt to capital ratio, as defined in the applicable debt agreements and has certain restrictive covenants in specific agreements and debt instruments. At June 30, 2019, TEC was in compliance with all required financial covenants.

9. Segment Information

(millions)	Tampa				Tampa Electric
Three months ended June 30,	Electric	PGS	Eliminations		Company
2019
Revenues - external	$520	$107	$0		$627
Intracompany sales	1	4	(5)		0
Total revenues	521	111	(5)		627
Total interest charges	29	4	0		33
Net income	$93	$14	$0		$107
2018
Revenues - external	$509	$110	$0		$619
Intracompany sales	1	5	(6)		0
Total revenues	510	115	(6)		619
Total interest charges	25	4	0		29
Net income	$74	$11	$0		$85
Six months ended June 30,
2019
Revenues - external	$931	$235	$0		$1,166
Intracompany sales	2	8	(10)		0
Total revenues	933	243	(10)		1,166
Total interest charges	58	8	0		66
Net income	$139	$32	$0		$171
2018
Revenues - external	$970	$246	$0		$1,216
Intracompany sales	1	11	(12)		0
Total revenues	971	257	(12)		1,216
Total interest charges	51	8	0		59
Net income	$121	$27	$0		$148
Total assets at June 30, 2019	$8,674	$1,478	$(580)	(1)	$9,572
Total assets at December 31, 2018	$8,235	$1,407	$(487)	(1)	$9,155

(1)	Amounts relate to consolidated deferred tax reclassifications. Deferred tax assets are reclassified and netted with deferred tax liabilities upon consolidation.

10. Revenue

The following disaggregates TEC’s revenue by major source:

(millions)	Tampa			Tampa Electric
Three months ended June 30, 2019	Electric	PGS	Eliminations	Company
Electric revenue
Residential	$261	$0	$0	$261
Commercial	141	0	0	141
Industrial	42	0	0	42
Regulatory deferrals and unbilled revenue	17	0	0	17
Other (1)	60	0	(1)	59
Total electric revenue	521	0	(1)	520
Gas revenue
Residential	0	36	0	36
Commercial	0	35	0	35
Industrial (2)	0	6	0	6
Other (3)	0	34	(4)	30
Total gas revenue	0	111	(4)	107
Total revenue	$521	$111	$(5)	$627
Three months ended June 30, 2018
Electric revenue

Residential	$241	$0	$0	$241
Commercial	140	0	0	140
Industrial	40	0	0	40
Regulatory deferrals and unbilled revenue	24	0	0	24
Other (1)	65	0	(1)	64
Total electric revenue	510	0	(1)	509
Gas revenue
Residential	0	35	0	35
Commercial	0	37	0	37
Industrial (2)	0	6	0	6
Other (3)	0	37	(5)	32
Total gas revenue	0	115	(5)	110
Total revenue	$510	$115	$(6)	$619

(millions)	Tampa			Tampa Electric
Six months ended June 30, 2019	Electric	PGS	Eliminations	Company
Electric revenue
Residential	$467	$0	$0	$467
Commercial	261	0	0	261
Industrial	76	0	0	76
Regulatory deferrals and unbilled revenue	10	0	0	10
Other (1)	119	0	(2)	117
Total electric revenue	933	0	(2)	931
Gas revenue
Residential	0	86	0	86
Commercial	0	77	0	77
Industrial (2)	0	11	0	11
Other (3)	0	69	(8)	61
Total gas revenue	0	243	(8)	235
Total revenue	$933	$243	$(10)	$1,166
Six months ended June 30, 2018
Electric revenue
Residential	$471	$0	$0	$471
Commercial	272	0	0	272
Industrial	78	0	0	78
Regulatory deferrals and unbilled revenue	23	0	0	23
Other (1)	127	0	(1)	126
Total electric revenue	971	0	(1)	970
Gas revenue
Residential	0	91	0	91
Commercial	0	81	0	81
Industrial (2)	0	11	0	11
Other (3)	0	74	(11)	63
Total gas revenue	0	257	(11)	246
Total revenue	$971	$257	$(12)	$1,216

(1) Other electric revenue includes sales to public authorities, off-system sales to other utilities and various other items.
(2) Industrial gas revenue includes sales to power generation customers.
(3) Other gas revenue includes off-system sales to other utilities and various other items.

Remaining Performance Obligations

Remaining performance obligations primarily represent lighting contracts and gas transportation contracts with fixed contract terms. As of June 30, 2019 and December 31, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $131 million and $135 million, respectively. As allowed under ASC 606, this amount excludes contracts with an original expected length of one year or less and variable amounts for which TEC recognizes revenue at the amount to which it has the right to invoice for services performed. TEC expects to recognize revenue for the remaining performance obligations through 2033.

11. Leases

TEC determines whether a contract contains a lease at inception by evaluating if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration.

Operating lease ROU assets and operating lease liabilities are recognized on the Consolidated Condensed Balance Sheets based on the present value of the future minimum lease payments over the lease term at commencement date. As most of TEC’s leases do not provide an implicit rate, the incremental borrowing rate at commencement of the lease is used in determining the present value of future lease payments. Lease expense is recognized on a straight-line basis over the lease term and is recorded as “Operations and maintenance expenses” on the Consolidated Condensed Statements of Income.

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

(millions)	Classification	June 30, 2019
Right-of-use asset	Other deferred debits	$17
Lease liabilities
Current	Other current liabilities	$1
Long-term	Deferred credits and other liabilities	17
Total lease liabilities		$18

TEC has recorded operating lease expense for the three and six months ended June 30, 2019 of $1 million and $2 million, respectively.

Future minimum lease payments under non-cancellable operating leases for each of the next five years and in aggregate thereafter consisted of the following at June 30, 2019:

(millions)	2019	2020	2021	2022	2023	Thereafter	Total
Minimum lease payments	$1	$2	$2	$2	$2	$35	$44
Less imputed interest							(26)
Total future minimum payments							$18

Additional information related to TEC’s leases is as follows:

Six months ended June 30,	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases (millions)	$2
Weighted average remaining lease term (years)	48
Weighted average discount rate - operating leases	4.3%

Lessor

TEC leases CNG stations to other companies, which are classified as direct finance leases. The net investment in direct finance leases consists of the following:

(millions)	June 30, 2019
Total minimum lease payments to be received	$35
Less amounts representing estimated executory costs	(13)
Minimum lease payments receivable	$22
Less unearned finance lease income	(11)
Net investment in direct finance leases	$11
Principal due within one year (included in "Receivables")	(1)
Net investment in direct finance leases - long-term (included in "Other deferred debits")	$10

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

As of June 30, 2019, future minimum direct finance lease payments to be received for each of the next five years and in aggregate thereafter consisted of the following:

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

On November 6, 2017, the FPSC approved an amended and restated settlement agreement filed by Tampa Electric, which replaces the existing 2013 base rate settlement agreement and includes a provision for a five-year moratorium on hedging of natural gas purchases ending on December 31, 2022 (see Note 3). TEC was hedging its exposure to the variability in future cash flows until November 30, 2018 for financial natural gas contracts. TEC had $1 million of derivative liabilities related to natural gas storage and transportation optimization as of June 30, 2019 and zero derivative assets and liabilities on its Consolidated Condensed Balance Sheets as of December 31, 2018.

TEC applies the accounting standards for derivative instruments and hedging activities. These standards require companies to recognize derivatives as either assets or liabilities in the financial statements and to measure those instruments at fair value. TEC also applies the accounting standards for regulated operations to financial instruments used to hedge the purchase of natural gas and optimize natural gas storage and firm transportation capacity for its regulated companies. These standards, in accordance with the FPSC, permit the changes in fair value of natural gas derivatives to be recorded as regulatory assets or liabilities reflecting the impact of these activities on the fuel recovery clause. As a result, these changes are not recorded in OCI or net income.

TEC’s physical contracts qualify for the NPNS exception to derivative accounting rules, provided they meet certain criteria. Generally, NPNS applies if TEC deems the counterparty creditworthy, if the counterparty owns or controls resources within the proximity to allow for physical delivery of the commodity, if TEC intends to receive physical delivery and if the transaction is reasonable in relation to TEC’s business needs. As of June 30, 2019, all of TEC’s physical contracts qualify for the NPNS exception, which has been elected.

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

It is possible that volatility in commodity prices or other circumstances could cause TEC to have material credit risk exposures with one or more counterparties. If such counterparties fail to perform their obligations under one or more agreements, TEC could suffer a material financial loss. However, as of June 30, 2019, counterparties with transaction amounts outstanding in TEC’s energy portfolio were rated investment grade by the major rating agencies, collateralized, or approved for credit based on their financial statements. TEC assesses credit risk internally for counterparties that are not rated.

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

As of June 30, 2019 and December 31, 2018, the carrying value of TEC’s short-term debt was not materially different from the fair value due to the short-term nature of the instruments and because the stated rates approximate market rates. The fair value of TEC’s short-term debt is determined using Level 2 measurements. See Note 7 for information regarding the fair value of long-term debt.

14. Subsequent Event

Tampa Electric Company 3.625% Notes due 2050

On July 24, 2019, TEC completed a sale of $300 million aggregate principal amount of 3.625% unsecured notes due June 15, 2050. See Note 7 for additional information.

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

Earnings Summary - Unaudited

	Three months ended June 30,		Six months ended June 30,
(millions)	2019	2018	2019	2018
Revenues
Tampa Electric	$521	$510	$933	$971
PGS	111	115	243	257
Eliminations	(5)	(6)	(10)	(12)
TEC	$627	$619	$1,166	$1,216

Net income
Tampa Electric	$93	$74	$139	$121
PGS	14	11	32	27
TEC	$107	$85	$171	$148

Operating Results

Three Months Ended June 30, 2019

Second quarter 2019 net income was $107 million, compared to $85 million in the second quarter of 2018. In the second quarter of 2018, as permitted by the FPSC, TEC offset the impact of estimated 2018 tax reform benefits with a $32 million charge to O&M expense related to storm costs, comprised of $30 million at Tampa Electric and $2 million at PGS (see Note 3 to the TEC Consolidated Condensed Financial Statements). Beginning on January 1, 2019, as approved by the FPSC, base rates were lowered due to the impact of tax reform by an estimated $103 million annually ($25 million in the second quarter of 2019) at Tampa Electric and $12 million annually ($2 million in the second quarter of 2019) at PGS. Therefore, the decrease in revenue due to lower base rates from tax reform in 2019 was largely offset by lower O&M expense from the absence of the offsetting of tax reform benefits in 2018, resulting in minimal impact to the Consolidated Condensed Statements of Income. Excluding the impact of tax reform and storm costs, second quarter 2019 results were impacted by higher revenue primarily related to the in-service of solar generation projects, customer growth and weather, partially offset by higher depreciation expense and higher interest expense. See below for further detail.

Six Months Ended June 30, 2019

Year-to-date 2019 net income was $171 million, compared to $148 million in the 2018 year-to-date period. Year-to-date 2018, as permitted by the FPSC, TEC offset the impact of estimated 2018 tax reform benefits with a $53 million charge to O&M expense related to storm costs, comprised of $48 million at Tampa Electric and $5 million at PGS (see Note 3 to the TEC Consolidated Condensed Financial Statements). Beginning on January 1, 2019, as approved by the FPSC, base rates were lowered due to the impact of tax reform by $103 million annually ($47 million in the six months ended June 30, 2019) at Tampa Electric and $12 million annually ($5 million in the six months ended June 30, 2019) at PGS. Therefore, the decrease in revenue due to lower base rates from tax reform in 2019 was largely offset by lower O&M expense from the absence of the offsetting of tax reform benefits in 2018, resulting in minimal impact to the Consolidated Condensed Statements of Income. Excluding the impact of tax reform and storm costs, year-to-date 2019 results were impacted by higher base revenue primarily related to the in-service of solar generation projects and customer growth and higher AFUDC earnings, partially offset by lower clause revenue, higher depreciation expense and higher interest expense. See below for further detail.

Operating Company Results

Amounts included in the operating company discussions below are pre-tax, except net income and income taxes.

Tampa Electric Company – Electric Division

Tampa Electric’s net income for the second quarter of 2019 was $93 million, compared with $74 million for the same period in 2018. Excluding the impact of tax reform and storm costs as disclosed above, results primarily reflected higher base revenues and clause revenues, partially offset by higher depreciation expense and higher interest expense. Base revenues are energy sales excluding revenues from clauses, gross receipts taxes and franchise fees. Clauses, gross receipts taxes and franchise fees do not have a material effect on net income as these revenues substantially represent a dollar-for-dollar recovery of clauses and other pass-through costs.

Excluding the impact of tax reform as disclosed above, revenues were $35 million higher than in the same period in 2018, driven by higher base revenues and clause revenues related to the in-service of solar generation projects, customer growth, and weather. Total degree days (a measure of heating and cooling demand) in Tampa Electric's service area in the second quarter of 2019 were 11% above normal and 8% above the 2018 period. Total retail net energy for load, which is a calendar measurement of energy output, increased 6.0% in the second quarter of 2019 compared with the same period in 2018 due to warmer weather. Results also reflect a 1.9% increase in number of customers at June 30, 2019 compared to June 30, 2018.

O&M expense, excluding all FPSC-approved cost-recovery clauses and the impact of the FPSC-approved settlement agreement regarding tax reform and storm costs, was $3 million higher than in the 2018 quarter, primarily reflecting higher line clearance and pole inspection activities. See Note 3 to the TEC Consolidated Condensed Financial Statements for further information regarding Tampa Electric’s tax reform and storm settlement agreement. Depreciation and amortization expense increased $6 million in the second quarter of 2019 from normal additions to facilities to reliably serve customers and the in-service of solar generation projects.

Tampa Electric’s net income year-to-date 2019 was $139 million, compared with $121 million for the same period in 2018. Excluding the impact of tax reform and storm costs as disclosed above, results reflected higher base revenues and higher AFUDC earnings, partially offset by lower clause revenue, higher depreciation expense and higher interest expense.

Excluding the impact of tax reform as disclosed above, revenues were $9 million higher than in the same period in 2018, driven by in-service of solar generation projects and customer growth, partially offset by lower clause revenue. Total degree days in Tampa Electric's service area in the year-to-date period of 2019 were 7% above normal and 1% below the 2018 period. Total net energy for load increased 1.6% in the year-to-date period of 2019 compared with the same period in 2018.

In the 2019 year-to-date period, operations and maintenance expense, excluding all FPSC-approved cost-recovery clauses and the impact of the FPSC-approved settlement agreement regarding tax reform and storm costs, was $2 million lower than in the 2018 year-to-date period primarily reflecting the timing of generation outages, partially offset by higher line clearance and pole inspection activities. See Note 3 to the TEC Consolidated Condensed Financial Statements for further information regarding Tampa Electric’s tax reform and storm settlement agreement. Depreciation and amortization expense increased $11 million in 2019 from normal additions to facilities to reliably serve customers and the in-service of solar generation projects.

Tampa Electric’s regulated operating statistics for the three and six months ended June 30, 2019 and 2018 were as follows:

(millions, except customers and total degree days)	Operating Revenues			Kilowatt-Hours Billed
Three months ended June 30,	2019	2018	% Change	2019	2018	% Change
By Customer Type
Residential (1)	$261	$241	8	2,366	2,133	11
Commercial (1)	141	140	1	1,543	1,503	3
Industrial (1)	42	40	5	539	505	7
Other (1)	45	46	(2)	476	473	1
Regulatory deferrals and unbilled revenue (2)	17	24	(29)
Total retail sales of electricity	506	491	3	4,924	4,614	7
Off system sales of electricity	1	4	(75)	30	113	(73)
Other operating revenue	14	15	(7)
Total revenues	$521	$510	2	4,954	4,727	5
Customers at June 30, (thousands)	771	757	2
Retail net energy for load (kilowatt hours)	5,581	5,262	6
Total degree days	1,376	1,279	8

Six months ended June 30,
By Customer Type
Residential (1)	$467	$471	(1)	4,305	4,154	4
Commercial (1)	261	272	(4)	2,913	2,907	0
Industrial (1)	76	78	(3)	1,001	978	2
Other (1)	86	90	(4)	922	921	0
Regulatory deferrals and unbilled revenue (2)	10	23	(57)
Total retail sales of electricity	900	934	(4)	9,141	8,960	2
Off system sales of electricity	2	8	(75)	45	205	(78)
Other operating revenue	31	29	7
Total revenues	$933	$971	(4)	9,186	9,165	0
Customers at June 30, (thousands)	771	757	2
Retail net energy for load (kilowatt-hours)	9,902	9,742	2
Total degree days	1,962	1,979	(1)

(1)	Reflects a billing cycle measurement.
(2)	Primarily reflects unbilled revenue, which incorporates a calendar measurement, and postings for clause recovery deferrals.

Tampa Electric Company – Natural Gas Division

PGS had net income of $14 million for the second quarter, compared with $11 million in the second quarter of 2018. Results reflect a 3.1% higher number of customers in the second quarter of 2019 compared to the second quarter of 2018. Excluding the impact of tax reform as disclosed above, revenues were $1 million lower than the prior year quarter due to lower off-system sales. Excluding the impact of tax reform as disclosed above, base revenues were consistent with 2018 primarily due to customer growth being offset by warmer spring weather in 2019. Depreciation and amortization decreased $2 million due to reduced depreciation rates in 2019 related to the settlement agreement, which was partially offset by normal asset growth. Return on investment in cast iron and bare steel replacement rider was $1 million higher in the 2019 period.

PGS had net income of $32 million for the 2019 year-to-date period, compared with $27 million in the 2018 period. Excluding the impact of tax reform as disclosed above, revenues were $8 million lower than the prior year quarter due to lower clause-related revenue and lower off-system sales. Excluding the impact of tax reform as disclosed above, base revenues were $1 million higher than 2018 primarily due to customer growth being partially offset by warmer weather in 2019. Operations and maintenance expense, excluding all FPSC-approved cost-recovery clauses and the impact of deferring tax reform benefits in 2018, was $1 million higher than in 2018 primarily due to higher employee benefit and self-insurance costs. Depreciation and amortization decreased $8 million due to accelerated amortization of the regulatory asset associated with MGP environmental remediation costs in 2018 and reduced depreciation rates in 2019 related to the settlement agreement, which were partially offset by normal asset growth.  Return on investment in cast iron and bare steel replacement rider was $2 million higher in the 2019 period. Interest expense increased $1 million due to higher long-term debt levels related to funding asset growth.

PGS’s regulated operating statistics for the three and six months ended June 30, 2019 and 2018 were as follows:

(millions, except customers)	Operating Revenues			Therms
Three months ended June 30,	2019	2018	% Change	2019	2018	% Change
By Customer Type
Residential	$36	$35	3	18	18	0
Commercial	35	37	(5)	122	125	(2)
Industrial	4	4	0	105	88	19
Power generation	2	2	0	229	179	28
Off system sales	14	16	(13)	50	50	0
Other operating revenues	16	17	(6)
Total	$107	$111	(4)	524	460	14
By Sales Type
System supply	$60	$61	(2)	73	74	(1)
Transportation	31	33	(6)	451	386	17
Other operating revenues	16	17	(6)
Total	$107	$111	(4)	524	460	14
Customers at June 30, (thousands)	397	386	3

Six months ended June 30,
By Customer Type
Residential	$86	$91	(5)	51	53	(4)
Commercial	77	81	(5)	268	269	(0)
Industrial	8	8	0	210	178	18
Power generation	3	3	0	417	370	13
Off system sales	27	31	(13)	87	86	1
Other operating revenues	36	36	0
Total	$237	$250	(5)	1,033	956	8
By Sales Type
System supply	$134	$144	(7)	149	152	(2)
Transportation	67	70	(4)	884	804	10
Other operating revenues	36	36	0
Total	$237	$250	(5)	1,033	956	8
Customers at June 30, (thousands)	397	386	3

Other Income

For the second quarter of 2019 and 2018, TEC’s other income was $5 million and $3 million, respectively, and included AFUDC-equity of $2 million and $1 million, respectively. For the year-to-date periods in 2019 and 2018, TEC’s other income was $9 million and $5 million, respectively, and included AFUDC-equity of $4 million and $1 million, respectively. The increase in AFUDC-equity is due to Tampa Electric’s construction of solar generation, AMI and the Big Bend modernization project as disclosed in Capital Investments below.

Interest Expense

For the second quarter of 2019 and 2018, TEC’s interest expense, excluding AFUDC-debt, was $34 million and $30 million, respectively. For the year-to-date periods in 2019 and 2018, TEC’s interest expense, excluding AFUDC-debt, was $68 million and $60 million, respectively. The increase is due to higher short-term interest rates and an increase in long-term borrowings.

Income Taxes

The provisions for income taxes for the six months ended June 30, 2019 and 2018 were $40 million and $34 million, respectively. The provision for income taxes for the 2019 period increased mainly due to higher pre-tax income.

Regulatory Matters

Tampa Electric - Storm Protection Cost Recovery Clause

During the 2019 legislative session, the Florida legislature passed, and the governor signed, a bill that creates a new cost recovery clause, called the storm protection cost recovery clause. This new clause establishes a process for Florida investor-owned utilities to recover transmission and distribution storm hardening costs for incremental activities that are not already included in base rates. The FPSC is directed to implement the law and propose a rule for adoption no later than October 31, 2019.

PGS - AFUDC

In July 2019, the FPSC approved a petition filed by PGS for authority to record AFUDC at an annual rate of 5.97% as part of its plans to develop three expansion projects in 2019 and 2020.

Liquidity and Capital Resources

The table below sets forth the June 30, 2019 liquidity, cash balances and amounts available under the TEC credit facilities.

(millions)
Credit facilities	$475
Drawn amounts/letters of credit	387
Available credit facilities	88
Cash and short-term investments	10
Total liquidity	$98

TEC expects to fund capital expenditures and reduce short-term borrowings in the third quarter of 2019 with cash proceeds from the sale of its $300 million aggregate principal amount of unsecured notes on July 24, 2019, cash from operating activities and available cash on hand. See Note 7 to the TEC Consolidated Condensed Financial Statements and Capital Investments below for further information.

Cash Impacts Related to Operating Activities

Cash flows from operating activities for the six months ended June 30, 2019 were $331 million, a decrease of $15 million compared to the same period in 2018. The decrease is primarily due to the timing of accounts payable and prepayments and lower base rates due to the impact of tax reform, partially offset by increases in revenue collected for the in-service of solar generation projects and lower fuel under-recoveries.

Cash Impacts Related to Financing Activities

Cash flows from financing activities for the six months ended June 30, 2019 resulted in net cash inflows of $245 million. TEC received $220 million of equity contributions from Parent and $165 million of net proceeds from borrowings under credit agreements (see Note 6 to the TEC Consolidated Condensed Financial Statements for further information regarding TEC’s credit agreements). These increases in cash flows were partially offset by dividend payments to Parent of $140 million.

Covenants in Financing Agreements

In order to utilize its bank credit facilities, TEC must meet certain financial tests as defined in the applicable agreements. In addition, TEC has certain restrictive covenants in specific agreements and debt instruments. At June 30, 2019, TEC was in compliance with all applicable financial covenants. The table that follows lists the significant financial covenants and the performance relative to them at June 30, 2019. Reference is made to the specific agreements and instruments for more details.

Significant Financial Covenants

			Calculation at
Instrument (1)	Financial Covenant (2)	Requirement/Restriction	June 30, 2019
Credit facility - $325 million	Debt/capital	Cannot exceed 65%	45.4%
Accounts receivable credit facility - $150 million	Debt/capital	Cannot exceed 65%	45.4%

(1)	See Note 6 to the TEC Consolidated Condensed Financial Statements for details of the credit facilities.
(2)	As defined in each applicable instrument.

Credit Ratings of Senior Unsecured Debt at June 30, 2019

	S&P	Moody’s	Fitch (1)
Credit ratings of senior unsecured debt	BBB+	A3	A
Credit ratings outlook	Negative	Stable	Stable

(1)	Rate assignment by Fitch Ratings began on June 13, 2019.

Certain of TEC’s derivative instruments contain provisions that require TEC’s debt to maintain investment grade credit ratings (see Note 12 to the TEC Consolidated Condensed Financial Statements).

Commitments and Contingencies

See Note 8 to the TEC Consolidated Condensed Financial Statements for information regarding TEC’s commitments and contingencies as of June 30, 2019.

Capital Investments

In 2019, TEC expects to invest approximately $1,255 million in capital projects, excluding AFUDC-debt and equity. This represents an increase of approximately $45 million from the 2019 forecasted capital investments amount disclosed in TEC’s Annual Report on Form 10-K for the year ended December 31, 2018. The increase is primarily due to timing of solar construction.

Tampa Electric expects to spend approximately $850 million during 2017 through 2021 related to the 600 MW solar project recoverable under the SoBRAs as discussed in Note 3 to the TEC Consolidated Condensed Financial Statements, approximately $850 million during 2018 through 2023 to modernize the Big Bend Power Station, which received final state approval on July 25, 2019, and approximately $235 million during 2018 through 2022 for an AMI project. TEC intends to fund those capital expenditures with available cash on hand, cash generated from operating activities, and cash from equity contributions and debt issuances so that Tampa Electric and PGS maintain their capital structures consistent with existing regulatory arrangements. Actual capital expenditures could vary materially due to changes in schedule, costs for materials or labor or changes in plans.

Fair Value Measurements

The valuation methods used to determine fair value are described in Notes 7 and 13 to the TEC Consolidated Condensed Financial Statements. In addition, TEC considered the impact of nonperformance risk in determining the fair value of derivatives. TEC considered the net position with each counterparty, past performance of both parties and the intent of the parties, indications of credit deterioration and whether the markets in which TEC transacts have experienced dislocation. At June 30, 2019, the fair value of derivatives was not materially affected by nonperformance risk.

Critical Accounting Policies and Estimates

Critical accounting policies and estimates have not materially changed in 2019. For further discussion of critical accounting policies and estimates, see TEC’s Annual Report on Form 10-K for the year ended December 31, 2018.

Environmental Compliance

Carbon Reductions and GHG

On June 19, 2019, EPA released the final rule to replace the Clean Power Plan (CPP), named the Affordable Clean Energy (ACE) rule, to establish emission guidelines for states to address GHG emissions from existing fossil fuel-fired electric generating units (EGUs).  The rule provides emission guidelines to replace the CPP and inform the development of state plans to reduce GHG emissions from certain coal-fired EGUs.  In the guidelines, EPA determined that heat rate improvement measures are the best system of emission reduction for existing coal-fired EGUs. This action also provides implementing regulations for emission guidelines issued under Section 111(d) of the Clean Air Act. Tampa Electric has emission units that are subject to this rule and is preparing to engage in the development of a state plan that could be finalized by 2020.

The outcome of expected litigation and the rule-making process and its impact on TEC’s businesses is uncertain at this time; however, it could result in increased operating costs, and/or decreased operations at Tampa Electric’s coal-fired plants. Depending on how the state plan could be developed and implemented, the ACE rule could cause an increase in costs or rates charged to customers, which could curtail sales.

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
(a)

Evaluation of Disclosure Controls and Procedures. TEC’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of TEC’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2019. Based on such evaluation, TEC’s principal financial officer and principal executive officer have concluded that, as of June 30, 2019, TEC’s disclosure controls and procedures are effective.

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

TAMPA ELECTRIC COMPANY
(Registrant)

Date: August 12, 2019	By:	/s/ Gregory W. Blunden
Gregory W. Blunden
Senior Vice President-Finance and Accounting, Treasurer and Chief Financial Officer (Chief Accounting Officer)
(Principal Financial and Accounting Officer)