Form 10-Q
period 2019-09-30
TAMPA ELECTRIC CO
filed 2019-11-08
CIK 96271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 5, 2019, there were 10 shares of Tampa Electric Company’s common stock issued and outstanding, all of which were held, beneficially and of record, by TECO Energy, Inc.

Tampa Electric Company meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format specified in General Instruction H(2) of Form 10-Q.

ACRONYMS

Acronyms used in this and other filings with the U.S. Securities and Exchange Commission in 2018 and 2019 include the following:

Term	Meaning
AFUDC	allowance for funds used during construction
AFUDC-debt	debt component of allowance for funds used during construction
AFUDC-equity	equity component of allowance for funds used during construction
AMI	Advanced Metering Infrastructure
APBO	accumulated postretirement benefit obligation
ARO	asset retirement obligation
ASC	Accounting Standards Codification
BACT	Best Available Control Technology
CAD	Canadian dollars
CAIR	Clean Air Interstate Rule
CCRs	coal combustion residuals
CMO	collateralized mortgage obligation
CNG	compressed natural gas
CPI	consumer price index
CSAPR	Cross State Air Pollution Rule
CO2	carbon dioxide
CT	combustion turbine
ECRC	environmental cost recovery clause
Emera	Emera Inc., a geographically diverse energy and services company headquartered in Nova Scotia, Canada
EPA	U.S. Environmental Protection Agency
ERISA	Employee Retirement Income Security Act
EROA	expected return on plan assets
EUSHI	Emera US Holdings Inc., a wholly owned subsidiary of Emera, which is the sole shareholder of TECO Energy’s common stock
FASB	Financial Accounting Standards Board
FDEP	Florida Department of Environmental Protection
FERC	Federal Energy Regulatory Commission
FPSC	Florida Public Service Commission
GHG	greenhouse gas(es)
IGCC	integrated gasification combined-cycle
IOU	investor owned utility
IRS	Internal Revenue Service
ITCs	investment tax credits
KW	kilowatt(s)
kWac	kilowatt on an alternating current basis
LNG	liquefied natural gas
MBS	mortgage-backed securities
MD&A	the section of this report entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations
Merger	Merger of Merger Sub Company with and into TECO Energy, with TECO Energy as the surviving corporation
MGP	manufactured gas plant
Merger Agreement	Agreement and Plan of Merger dated September 4, 2015, by and among TECO Energy, Emera and Merger Sub Company
Merger Sub Company	Emera US Inc., a Florida corporation
MMBTU	one million British Thermal Units
MRV	market-related value
MW	megawatt(s)
MWH	megawatt-hour(s)
NAV	net asset value
Note	Note to consolidated financial statements
NOx	nitrogen oxide
NPNS	normal purchase normal sale
NYMEX	New York Mercantile Exchange
O&M expenses	operations and maintenance expenses
OCI	other comprehensive income

Term	Meaning
OPC	Office of Public Counsel
OPEB	other postemployment benefits
Parent	TECO Energy, Inc., the direct parent company of Tampa Electric Company
PBGC	Pension Benefit Guarantee Corporation
PBO	projected benefit obligation
PGA	purchased gas adjustment
PGS	Peoples Gas System, the gas division of Tampa Electric Company
PPA	power purchase agreement
PRP	potentially responsible party
R&D	research and development
REIT	real estate investment trust
RFP	request for proposal
Regulatory ROE	return on common equity as determined for regulatory purposes
ROE	return on common equity
ROU	right-of-use
S&P	Standard and Poor’s
SCR	selective catalytic reduction
SEC	U.S. Securities and Exchange Commission
SO2	sulfur dioxide
SoBRAs	solar base rate adjustments
SERP	Supplemental Executive Retirement Plan
STIF	short-term investment fund
Tampa Electric	Tampa Electric, the electric division of Tampa Electric Company
TEC	Tampa Electric Company
TECO Energy	TECO Energy, Inc., the direct parent company of Tampa Electric Company
TSI	TECO Services, Inc.
U.S. GAAP	generally accepted accounting principles in the United States
VIE	variable interest entity

TAMPA ELECTRIC COMPANY

Consolidated Condensed Balance Sheets

Unaudited

Assets	September 30,	December 31,
(millions)	2019	2018
Property, plant and equipment
Utility plant
Electric	$10,246	$9,645
Gas	1,945	1,793
Utility plant, at original costs	12,191	11,438
Accumulated depreciation	(3,422)	(3,214)
Utility plant, net	8,769	8,224
Other property	13	12
Total property, plant and equipment, net	8,782	8,236

Current assets
Cash and cash equivalents	23	15
Receivables, less allowance for uncollectibles of $2 at September 30, 2019 and December 31, 2018	264	258
Due from affiliates	12	4
Inventories, at average cost
Fuel	39	46
Materials and supplies	108	100
Regulatory assets	55	88
Prepayments and other current assets	9	6
Total current assets	510	517

Deferred debits
Regulatory assets	390	370
Other	58	32
Total deferred debits	448	402
Total assets	$9,740	$9,155

The accompanying notes are an integral part of the consolidated condensed financial statements.

 TAMPA ELECTRIC COMPANY

Consolidated Condensed Balance Sheets - continued

Unaudited

Liabilities and Capitalization	September 30,	December 31,
(millions)	2019	2018
Capitalization
Common stock	$3,235	$2,990
Accumulated other comprehensive loss	(1)	(1)
Retained earnings	365	314
Total capital	3,599	3,303
Long-term debt	2,868	2,575
Total capitalization	6,467	5,878

Current liabilities
Notes payable	136	221
Accounts payable	246	251
Due to affiliates	29	24
Customer deposits	131	132
Regulatory liabilities	83	44
Accrued interest	44	16
Accrued taxes	69	13
Other	48	84
Total current liabilities	786	785

Long-term liabilities
Deferred income taxes	740	799
Regulatory liabilities	1,228	1,266
Investment tax credits	172	74
Deferred credits and other liabilities	347	353
Total long-term liabilities	2,487	2,492

Commitments and Contingencies (see Note 8)

Total liabilities and capitalization	$9,740	$9,155

The accompanying notes are an integral part of the consolidated condensed financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Condensed Statements of Income and Comprehensive Income

Unaudited

	Three months ended September 30,
(millions)	2019	2018
Revenues
Electric	$558	$593
Gas	96	104
Total revenues	654	697
Expenses
Fuel	141	162
Purchased power	22	21
Cost of natural gas sold	30	41
Operations and maintenance	134	153
Depreciation and amortization	95	97
Taxes, other than income	53	55
Total expenses	475	529
Income from operations	179	168
Other income
Allowance for equity funds used during construction	3	6
Other income, net	2	2
Total other income	5	8
Interest charges
Interest expense	36	30
Allowance for borrowed funds used during construction	(1)	(3)
Total interest charges	35	27
Income before provision for income taxes	149	149
Provision for income taxes	23	31
Net income	$126	$118
Comprehensive income	$126	$118

The accompanying notes are an integral part of the consolidated condensed financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Condensed Statements of Income and Comprehensive Income

Unaudited

	Nine months ended September 30,
(millions)	2019	2018
Revenues
Electric	$1,489	$1,563
Gas	331	350
Total revenues	1,820	1,913
Expenses
Fuel	387	417
Purchased power	39	48
Cost of natural gas sold	115	135
Operations and maintenance	396	472
Depreciation and amortization	281	279
Taxes, other than income	155	158
Total expenses	1,373	1,509
Income from operations	447	404
Other income
Allowance for equity funds used during construction	7	7
Other income, net	7	6
Total other income	14	13
Interest charges
Interest expense	104	90
Allowance for borrowed funds used during construction	(3)	(4)
Total interest charges	101	86
Income before provision for income taxes	360	331
Provision for income taxes	63	65
Net income	$297	$266
Other comprehensive income, net of tax
Gain on cash flow hedges	0	1
Comprehensive income	$297	$267

The accompanying notes are an integral part of the consolidated condensed financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Condensed Statements of Cash Flows

Unaudited

	Nine months ended September 30,
(millions)	2019	2018
Cash flows from operating activities
Net income	$297	$266
Adjustments to reconcile net income to cash from operating activities:
Depreciation and amortization	281	279
Deferred income taxes and investment tax credits	17	5
Deferred recovery clauses	37	(28)
Receivables, less allowance for uncollectibles	(15)	(49)
Inventories	(1)	6
Taxes accrued	59	59
Interest accrued	28	23
Accounts payable	(18)	(41)
Regulatory assets and liabilities	0	80
Other	(39)	(13)
Cash flows from operating activities	646	587
Cash flows used in investing activities
Capital expenditures	(844)	(815)
Cash flows used in investing activities	(844)	(815)
Cash flows from financing activities
Equity contributions from Parent	245	335
Proceeds from long-term debt issuance	293	344
Repayment of long-term debt	0	(304)
Net increase (decrease) in short-term debt	(85)	106
Dividends to Parent	(247)	(244)
Cash flows from financing activities	206	237
Net increase in cash and cash equivalents	8	9
Cash and cash equivalents at beginning of period	15	13
Cash and cash equivalents at end of period	$23	$22
Supplemental disclosure of non-cash activities
Change in accrued capital expenditures	$5	$27
Reclassification of note payable from short-term to long-term	$0	$300

The accompanying notes are an integral part of the consolidated condensed financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Condensed Statements of Capital

Unaudited

				Accumulated
				Other
		Common	Retained	Comprehensive	Total
(millions, except share amounts)	Shares	Stock	Earnings	Loss	Capital
Three months ended September 30, 2019
Balance, June 30, 2019	10	3,210	$345	$(1)	$3,554
Net income			126		126
Equity contributions from Parent		25			25
Dividends to Parent			(107)		(107)
Other			1		1
Balance, September 30, 2019	10	$3,235	$365	$(1)	$3,599

Three months ended September 30, 2018
Balance, June 30, 2018	10	2,860	$323	$(1)	$3,182
Net income			118		118
Equity contributions from Parent		120			120
Dividends to Parent			(84)		(84)
Balance, September 30, 2018	10	$2,980	$357	$(1)	$3,336

Nine months ended September 30, 2019
Balance, December 31, 2018	10	2,990	$314	$(1)	$3,303
Net income			297		297
Equity contributions from Parent		245			245
Dividends to Parent			(247)		(247)
Other			1		1
Balance, September 30, 2019	$10	$3,235	$365	$(1)	$3,599

Nine months ended September 30, 2018
Balance, December 31, 2017	10	2,645	$335	$(2)	$2,978
Net income			266		266
Other comprehensive income, after tax				1	1
Equity contributions from Parent		335			335
Dividends to Parent			(244)		(244)
Balance, September 30, 2018	10	$2,980	$357	$(1)	$3,336

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

Intercompany balances and transactions within the divisions have been eliminated in consolidation. In the opinion of management, the unaudited consolidated condensed financial statements include all adjustments that are of a recurring nature and necessary to state fairly the financial position of TEC as of September 30, 2019 and December 31, 2018, and the results of operations and cash flows for the periods ended September 30, 2019 and September 30, 2018. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that can be expected for the entire fiscal year ending December 31, 2019.

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

Receivables and Allowance for Uncollectible Accounts

Receivables from contracts with customers, which consist of services to residential, commercial, industrial and other customers, were $262 million and $226 million as of September 30, 2019 and December 31, 2018, respectively. An allowance for uncollectible accounts is established based on TEC’s collection experience. Circumstances that could affect Tampa Electric’s and PGS’s estimates of uncollectible receivables include, but are not limited to, customer credit issues, fuel prices, customer deposits and general economic conditions. Accounts are written off once they are deemed to be uncollectible.

As of September 30, 2019 and December 31, 2018, unbilled revenues of $70 million and $67 million, respectively, are included in the “Receivables” line item on the Consolidated Condensed Balance Sheets.

Accounting for Franchise Fees and Gross Receipts

Tampa Electric and PGS are allowed to recover certain costs from customers on a dollar-for-dollar basis through rates approved by the FPSC. The amounts included in customers’ bills for franchise fees and gross receipt taxes are included as revenues on the Consolidated Condensed Statements of Income. Franchise fees and gross receipt taxes payable by Tampa Electric and PGS are included as an expense on the Consolidated Condensed Statements of Income in “Taxes, other than income”. These amounts totaled $32 million and $33 million for the three months ended September 30, 2019 and 2018, respectively, and $88 million and $90 million for the nine months ended September 30, 2019 and 2018, respectively.

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

There was no impact to opening retained earnings as of January 1, 2019 or TEC’s net income or cash flows for the three and nine months ended September 30, 2019 as a result of the adoption of the standard. There were no significant impacts to TEC’s accounting for lessor arrangements. Refer to Note 11 for further detail.

Targeted Improvements to Accounting for Hedging Activities

On January 1, 2019, TEC adopted ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities, which amends the hedge accounting recognition and presentation requirements in ASC Topic 815. This standard improves the transparency and understandability of information about an entity’s risk management activities by better aligning the entity’s financial reporting for hedging relationships with those risk management activities and simplifies the application of hedge accounting. The standard will make more financial and nonfinancial hedging strategies eligible for hedge accounting, amends the presentation and disclosure requirements for hedging activities and changes how entities assess hedge effectiveness. There was no impact on the consolidated condensed financial statements as a result of the adoption of this standard.

Cloud Computing

In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The standard allows entities who are customers in hosting arrangements that are service contracts to apply the existing internal-use software guidance to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. The guidance specifies classification for capitalizing implementation costs and related amortization expense within the financial statements and requires additional disclosures. The guidance is effective for annual reporting periods, including interim reporting within those periods, beginning after December 15, 2019. Early adoption is permitted and can be applied either retrospectively or prospectively. TEC early adopted the standard effective January 1, 2019 and elected to apply the guidance prospectively. There was no material impact on the consolidated condensed financial statements as a result of the adoption of this standard.

Future Accounting Pronouncements

TEC considers the applicability and impact of all ASUs issued by the FASB. The ASUs that have been issued, but that are not yet effective, are consistent with those disclosed in TEC’s Annual Report on Form 10-K for the year ended December 31, 2018, with updates noted below.

Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. The standard provides guidance regarding the measurement of credit losses for financial assets and certain other instruments that are not accounted for at fair value through net income, including trade and other receivables, debt securities, net investment in leases, and off-balance sheet credit exposures. The new guidance requires companies to replace the current incurred loss impairment methodology with a methodology that measures all expected credit losses for financial assets based on historical experience, current conditions, and reasonable and supportable forecasts. The guidance expands the disclosure requirements regarding credit losses, including the credit loss methodology and credit quality indicators. This guidance will be effective for annual reporting periods, including interim reporting within those periods, beginning after December 15, 2019 and will be applied using a modified retrospective approach. Early adoption is permitted for annual reporting periods, including interim periods after December 15, 2018. TEC will not early adopt the standard. TEC does not expect a material impact on its consolidated financial statements as a result of adoption of this standard.

3. Regulatory

Tampa Electric Base Rates

On September 27, 2017, Tampa Electric filed with the FPSC an amended and restated settlement agreement that replaced the existing 2013 base rate settlement agreement and extended it another four years through December 31, 2021. The FPSC approved the agreement on November 6, 2017.

The amended agreement provides for SoBRAs for TEC’s investments in up to 600 MW of cost-effective solar generation. Tampa Electric plans to invest approximately $850 million during 2017 through 2021 related to 600 MW of solar projects recoverable under the SoBRAs.

On December 12, 2017, TEC filed its first petition regarding the SoBRAs along with supporting tariffs demonstrating the cost-effectiveness of the September 1, 2018 tranche representing 145 MW and $24 million annually in estimated revenue requirements. The FPSC approved the tariffs on the first SoBRA filing on May 8, 2018 and TEC began receiving these revenues in September 2018. On June 29, 2018, TEC filed its second SoBRA petition along with supporting tariffs demonstrating the cost-effectiveness of the January 1, 2019 tranche representing 260 MW and $46 million annually in estimated revenue requirements. The FPSC approved the tariffs on the second SoBRA filing on October 29, 2018 and TEC began receiving these revenues in January 2019. On June 28, 2019, TEC filed its third SoBRA petition along with supporting tariffs demonstrating the cost-effectiveness of the January 1, 2020 tranche representing 149 MW and $27 million annually in estimated revenue requirements. The FPSC approved the tariffs on this SoBRA filing on October 17, 2019. TEC expects to file its fourth SoBRA petition for the January 1, 2021 tranche in June 2020.

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

In the third quarter of 2019, Tampa Electric incurred storm restoration preparation costs for Hurricane Dorian estimated to be approximately $8 million, which was charged to the storm reserve regulatory liability.

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

In accordance with the 2018 settlement agreement, PGS reduced its base rates by $12 million for the impact of tax reform and reduced depreciation rates by $10 million on an annual basis beginning in January 2019. PGS is permitted to initiate a general base rate proceeding during 2020 regardless of its earned ROE at the time, provided the new rates do not become effective before January 1, 2021.

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

Details of the regulatory assets and liabilities are presented in the following table:

Regulatory Assets and Liabilities
(millions)	September 30, 2019	December 31, 2018
Regulatory assets:
Regulatory tax asset (1)	$74	$56
Cost-recovery clauses (2)	30	55
Environmental remediation (3)	27	23
Postretirement benefits (4)	285	295
Storm reserve (5)	2	3
Asset retirement obligation (6)	19	18
Other	8	8
Total regulatory assets	445	458
Less: Current portion	55	88
Long-term regulatory assets	$390	$370
Regulatory liabilities:
Regulatory tax liability (7)	$710	$715
Cost-recovery clauses (2)	30	17
Accumulated reserve - cost of removal (8)	507	513
Storm reserve (9)	48	56
Other	16	9
Total regulatory liabilities	1,311	1,310
Less: Current portion	83	44
Long-term regulatory liabilities	$1,228	$1,266
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

(5)

In October 2018, Hurricane Michael impacted PGS’s Panama City division and the cost of restoration exceeded PGS’s storm reserve balance. On July 9, 2019, the FPSC approved storm cost recovery of approximately $3 million, subject to true-up and refund pending further review of costs. The costs are being recovered on a dollar-for-dollar basis during 2019.

(6)

This asset is related to costs associated with an asset retirement obligation, which is a legal obligation for the future retirement of certain tangible, long-lived assets. This regulatory asset does not earn a return because it is offset with related assets and liabilities within rate base. It is recovered and removed as the obligation is settled and removed as the activities for the retirement of the related assets have been completed.

(7)

The regulatory tax liability is primarily related to the revaluation of TEC’s deferred income tax balances recorded on December 31, 2017 at the lower income tax rate due to U.S. tax reform. The liability related to the revaluation of the deferred income tax balances is amortized and returned to customers through rate reductions or other revenue offsets based on IRS regulations and the settlement agreement for tax reform benefits approved by the FPSC. This regulatory tax liability also includes TEC’s estimate for the state corporate tax rate change enacted in the third quarter of 2019. See Note 4 to the TEC Consolidated Financial Statements for further information.

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

(9)	See “Tampa Electric Storm Restoration Cost Recovery” discussion above for information regarding this reserve.

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

Change in Florida Corporate Income Tax Rate

On September 12, 2019, the state of Florida issued a corporate tax rate reduction from 5.5% to 4.458% effective January 1, 2019 through December 31, 2021. Through September 30, 2019, TEC recorded a $3 million tax benefit, of which $2 million is expected to be refunded to customers and is reflected as a regulatory liability. In addition, TEC recorded an estimated $5 million decrease to its deferred tax liability and an increase to its regulatory tax liability due to the revaluation of TEC’s state deferred income tax balances at 4.458% over the 2019-2021 period. See Note 3.

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

TEC’s effective tax rates for the nine months ended September 30, 2019 and 2018 were 17.5% and 19.6%, respectively. The September 30, 2019 effective tax rate is an estimate of the annual effective income tax rate. TEC’s effective tax rate for the nine months ended September 30, 2019 and 2018 differed from the statutory rate principally due to the amortization of the regulatory tax liability resulting from tax reform. See Note 3 for further information regarding the regulatory tax liability.

Unrecognized Tax Benefits

As of September 30, 2019 and December 31, 2018, the amount of unrecognized tax benefits was $8 million, all of which was recorded as a reduction of deferred income tax assets for tax credit carryforwards. TEC believes that the total unrecognized tax benefits will decrease and be recognized within the next twelve months due to the ongoing audit examination of TECO Energy’s consolidated federal income tax return for the short tax year ending June 30, 2016. TEC had $8 million of unrecognized tax benefits at September 30, 2019 and December 31, 2018, that, if recognized, would reduce TEC’s effective tax rate.

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

TECO Energy Benefit Cost
(millions)	Pension Benefits				Other Postretirement Benefits
Three months ended September 30,	2019		2018		2019	2018
Components of net periodic benefit cost
Service cost	$5		$5		$1	$0
Interest cost	8		8		3	1
Expected return on assets	(12)		(13)		0	0
Amortization of:
Actuarial (gain) loss	3		5		(2)	1
Net periodic benefit cost	$4		$5		$2	$2
Nine months ended September 30,
Components of net periodic benefit cost
Service cost	$15		$16		$1	$1
Interest cost	24		22		6	5
Expected return on assets	(38)		(37)		0	0
Amortization of:
Actuarial (gain) loss	11		14		(2)	0
Settlement cost	1	(1)	2	(1)	0	0
Net periodic benefit cost	$13		$17		$5	$6

 (1)Represents TECO Energy’s SERP and Restoration Plan settlement charges as a result of the prior retirements of certain executives.

TEC’s portion of the net periodic benefit cost for the three months ended September 30, 2019 and 2018, respectively, was $2 million and $4 million for pension benefits, and $2 million and $2 million for other postretirement benefits. TEC’s portion of the net periodic benefit cost for the nine months ended September 30, 2019 and 2018, respectively, was $9 million and $9 million for pension benefits, and $5 million and $6 million for other postretirement benefits.

TECO Energy assumed a long-term EROA of 7.35% and a discount rate of 4.34% for pension benefits under its qualified pension plan for 2019. For TECO Energy’s other postretirement benefits, TECO Energy used a discount rate of 4.38% for 2019.

TECO Energy made contributions of $20 million and $10 million to its qualified pension plan in the nine months ended September 30, 2019 and 2018, respectively. TEC’s portion of these contributions was $15 million and $8 million, respectively. TECO Energy and TEC do not expect to make additional contributions to the pension plan for the remainder of 2019.

Included in the benefit cost discussed above, for the three and nine months ended September 30, 2019, $3 million and $9 million, respectively, of unamortized prior service benefits and costs and actuarial gains and losses were reclassified by TEC from regulatory assets to the Consolidated Condensed Statement of Income, compared with $4 million and $14 million for the three and nine months ended September 30, 2018, respectively.

6. Short-Term Debt

Details of TEC’s credit facilities and related borrowings are presented in the following table:

	September 30, 2019			December 31, 2018
			Letters			Letters
	Credit	Borrowings	of Credit	Credit	Borrowings	of Credit
(millions)	Facilities	Outstanding (1)	Outstanding	Facilities	Outstanding (1)	Outstanding
5-year facility (2)	$325	$71	$1	$325	$131	$1
3-year accounts receivable facility (3)	150	65	0	150	90	0
Total	$475	$136	$1	$475	$221	$1
(1)	Borrowings outstanding are reported as notes payable.
(2)	This 5-year facility matures March 22, 2022.
(3)	This 3-year facility matures March 22, 2021.

At September 30, 2019, these credit facilities required commitment fees ranging from 12.5 to 35.0 basis points. The weighted-average interest rate on outstanding amounts payable under the credit facilities at September 30, 2019 and December 31, 2018 was 2.96% and 3.14%, respectively.

7. Long-Term Debt

Fair Value of Long-Term Debt

At September 30, 2019, TEC’s long-term debt had a carrying amount of $2,868 million and an estimated fair market value of $3,385 million. At December 31, 2018, TEC’s total long-term debt had a carrying amount of $2,575 million and an estimated fair market value of $2,686 million. The fair value of the debt securities is determined using Level 2 measurements (see Note 13 for information regarding the fair value hierarchy).

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

Superfund and Former Manufactured Gas Plant Sites

TEC, through its Tampa Electric and PGS divisions, is a PRP for certain superfund sites and, through its PGS division, for certain former MGP sites. While the joint and several liability associated with these sites presents the potential for significant response costs, as of September 30, 2019, TEC has estimated its ultimate financial liability to be $28 million, primarily at PGS. This amount has been accrued and is primarily reflected in the long-term liability section under “Deferred credits and other liabilities” on the Consolidated Condensed Balance Sheets. The environmental remediation costs associated with these sites are expected to be paid over many years.

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

Long-Term Commitments

TEC has commitments for various purchases as disclosed below, including payment obligations under contractual agreements for fuel, fuel transportation and power purchases that are recovered from customers under regulatory clauses. The following is a schedule of future payments under PPAs, minimum lease payments with non-cancelable lease terms in excess of one year, and other net purchase obligations/commitments at September 30, 2019:

					Long-term		Demand
	Purchased		Capital	Fuel and	Service	Operating	Side
(millions)	Power	Transportation	Projects	Gas Supply	Agreements	Leases	Management	Total

2019	$6	$50	$186	$85	$0	$1	$1	$329
2020	0	198	127	217	6	2	1	551
2021	0	210	28	49	7	3	0	297
2022	0	212	8	3	10	3	0	236
2023	0	189	1	1	13	3	0	207
Thereafter	0	2,206	0	0	86	53	0	2,345
Total future minimum payments	$6	$3,065	$350	$355	$122	$65	$2	$3,965

Financial Covenants

TEC must meet certain financial tests, including a debt to capital ratio, as defined in the applicable debt agreements and has certain restrictive covenants in specific agreements and debt instruments. At September 30, 2019, TEC was in compliance with all required financial covenants.

9. Segment Information

(millions)	Tampa				Tampa Electric
Three months ended September 30,	Electric	PGS	Eliminations		Company
2019
Revenues - external	$558	$96	$0		$654
Intracompany sales	1	5	(6)		0
Total revenues	559	101	(6)		654
Total interest charges	30	5	0		35
Net income	$116	$10	$0		$126
2018
Revenues - external	$593	$104	$0		$697
Intracompany sales	1	7	(8)		0
Total revenues	594	111	(8)		697
Total interest charges	23	4	0		27
Net income	$109	$9	$0		$118
Nine months ended September 30,
2019
Revenues - external	$1,489	$331	$0		$1,820
Intracompany sales	3	13	(16)		0
Total revenues	1,492	344	(16)		1,820
Total interest charges	88	13	0		101
Net income	$255	$42	$0		$297
2018
Revenues - external	$1,563	$350	$0		$1,913
Intracompany sales	2	18	(20)		0
Total revenues	1,565	368	(20)		1,913
Total interest charges	75	11	0		86
Net income	$230	$36	$0		$266
Total assets at September 30, 2019	$8,801	$1,531	$(592)	(1)	$9,740
Total assets at December 31, 2018	$8,235	$1,407	$(487)	(1)	$9,155

(1)	Amounts primarily relate to consolidated deferred tax reclassifications. Deferred tax assets are reclassified and netted with deferred tax liabilities upon consolidation.

10. Revenue

The following disaggregates TEC’s revenue by major source:

(millions)	Tampa			Tampa Electric
Three months ended September 30, 2019	Electric	PGS	Eliminations	Company
Electric revenue
Residential	$325	$0	$0	$325
Commercial	160	0	0	160
Industrial	41	0	0	41
Regulatory deferrals and unbilled revenue	(31)	0	0	(31)
Other (1)	64	0	(1)	63
Total electric revenue	559	0	(1)	558
Gas revenue
Residential	0	30	0	30
Commercial	0	32	0	32
Industrial (2)	0	5	0	5
Other (3)	0	34	(5)	29
Total gas revenue	0	101	(5)	96
Total revenue	$559	$101	$(6)	$654
Three months ended September 30, 2018
Electric revenue

Residential	$331	$0	$0	$331
Commercial	163	0	0	163
Industrial	43	0	0	43
Regulatory deferrals and unbilled revenue	(10)	0	0	(10)
Other (1)	67	0	(1)	66
Total electric revenue	594	0	(1)	593
Gas revenue
Residential	0	29	0	29
Commercial	0	34	0	34
Industrial (2)	0	4	0	4
Other (3)	0	44	(7)	37
Total gas revenue	0	111	(7)	104
Total revenue	$594	$111	$(8)	$697

(millions)	Tampa			Tampa Electric
Nine months ended September 30, 2019	Electric	PGS	Eliminations	Company
Electric revenue
Residential	$792	$0	$0	$792
Commercial	421	0	0	421
Industrial	117	0	0	117
Regulatory deferrals and unbilled revenue	(21)	0	0	(21)
Other (1)	183	0	(3)	180
Total electric revenue	1,492	0	(3)	1,489
Gas revenue
Residential	0	116	0	116
Commercial	0	109	0	109
Industrial (2)	0	16	0	16
Other (3)	0	103	(13)	90
Total gas revenue	0	344	(13)	331
Total revenue	$1,492	$344	$(16)	$1,820
Nine months ended September 30, 2018
Electric revenue
Residential	$802	$0	$0	$802
Commercial	435	0	0	435
Industrial	121	0	0	121
Regulatory deferrals and unbilled revenue	13	0	0	13
Other (1)	194	0	(2)	192
Total electric revenue	1,565	0	(2)	1,563
Gas revenue
Residential	0	120	0	120
Commercial	0	115	0	115
Industrial (2)	0	15	0	15
Other (3)	0	118	(18)	100
Total gas revenue	0	368	(18)	350
Total revenue	$1,565	$368	$(20)	$1,913

(1) Other electric revenue includes sales to public authorities, off-system sales to other utilities and various other items.
(2) Industrial gas revenue includes sales to power generation customers.
(3) Other gas revenue includes off-system sales to other utilities and various other items.

Remaining Performance Obligations

Remaining performance obligations primarily represent lighting contracts and gas transportation contracts with fixed contract terms. As of September 30, 2019 and December 31, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $129 million and $135 million, respectively. As allowed under ASC 606, this amount excludes contracts with an original expected length of one year or less and variable amounts for which TEC recognizes revenue at the amount to which it has the right to invoice for services performed. TEC expects to recognize revenue for the remaining performance obligations through 2033.

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

Where TEC is the lessor, a lease is a sales-type lease if certain criteria are met and the arrangement transfers control of the underlying asset to the lessee. For arrangements where the criteria are met due to the presence of a third-party residual value guarantee, the lease is a direct financing lease.

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

(millions)	Classification	September 30, 2019
Right-of-use asset	Other deferred debits	$28
Lease liabilities
Current	Other current liabilities	$1
Long-term	Deferred credits and other liabilities	28
Total lease liabilities		$29

TEC has recorded operating lease expense for the three and nine months ended September 30, 2019 of $1 million and $3 million, respectively.

Future minimum lease payments under non-cancellable operating leases for each of the next five years and in aggregate thereafter consisted of the following at September 30, 2019:

(millions)	2019	2020	2021	2022	2023	Thereafter	Total
Minimum lease payments	$1	$2	$3	$3	$3	$53	$65
Less imputed interest							(36)
Total future minimum payments							$29

Additional information related to TEC’s leases is as follows:

Nine months ended September 30,	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases (millions)	$3
Right-of-use assets obtained in exchange for lease obligations:
Operating leases (millions)	$11
Weighted average remaining lease term (years)	43
Weighted average discount rate - operating leases	4.3%

Lessor

TEC leases CNG stations to other companies, which are classified as direct finance leases. The net investment in direct finance leases consists of the following:

(millions)	September 30, 2019
Total minimum lease payments to be received	$34
Less amounts representing estimated executory costs	(13)
Minimum lease payments receivable	$21
Less unearned finance lease income	(11)
Net investment in direct finance leases	$10
Principal due within one year (included in "Receivables")	(2)
Net investment in direct finance leases - long-term (included in "Other deferred debits")	$8

The unearned income related to these direct finance leases is recognized in income over the life of the lease using a constant rate of interest equal to the internal rate of return on the lease and is recorded as “Gas revenues” on the Consolidated Condensed Statements of Income. Customers have the option to purchase the assets related to the CNG stations at any time after year five of the agreement, which is in 2021, by paying a make-whole payment at the date of the purchase based on a targeted internal rate of return. Alternatively, the customer may take possession of the CNG station asset at the end of the lease term for no cost.

As of September 30, 2019, future minimum direct finance lease payments to be received for each of the next five years and in aggregate thereafter consisted of the following:

(millions)	2019	2020	2021	2022	2023	Thereafter	Total
Minimum lease payments to be received	$1	$2	$2	$2	$2	$25	$34
Less executory costs							(13)
Total minimum lease payments receivable							$21

12. Accounting for Derivative Instruments and Hedging Activities

From time to time, TEC enters into futures, forwards, swaps and option contracts for the following purposes:

•	To limit the exposure to price fluctuations for physical purchases and sales of natural gas in the course of normal operations, and
•	To optimize the utilization of Tampa Electric’s physical natural gas storage capacity and PGS’s firm transportation capacity on interstate pipelines.

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

On November 6, 2017, the FPSC approved an amended and restated settlement agreement filed by Tampa Electric, which includes a provision for a moratorium on hedging of natural gas purchases ending on December 31, 2022 (see Note 3). TEC was hedging its exposure to the variability in future cash flows until November 30, 2018 for financial natural gas contracts. TEC had $1 million of derivative liabilities related to natural gas storage and transportation optimization as of September 30, 2019 and zero derivative assets and liabilities on its Consolidated Condensed Balance Sheets as of December 31, 2018.

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

TEC’s physical contracts qualify for the NPNS exception to derivative accounting rules, provided they meet certain criteria. Generally, NPNS applies if TEC deems the counterparty creditworthy, if the counterparty owns or controls resources within the proximity to allow for physical delivery of the commodity, if TEC intends to receive physical delivery and if the transaction is reasonable in relation to TEC’s business needs. As of September 30, 2019, all of TEC’s physical contracts qualify for the NPNS exception, which has been elected.

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

It is possible that volatility in commodity prices or other circumstances could cause TEC to have material credit risk exposures with one or more counterparties. If such counterparties fail to perform their obligations under one or more agreements, TEC could suffer a material financial loss. However, as of September 30, 2019, counterparties with transaction amounts outstanding in TEC’s energy portfolio were rated investment grade by the major rating agencies, collateralized, or approved for credit based on their financial statements. TEC assesses credit risk internally for counterparties that are not rated.

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

As of September 30, 2019 and December 31, 2018, the carrying value of TEC’s short-term debt was not materially different from the fair value due to the short-term nature of the instruments and because the stated rates approximate market rates. The fair value of TEC’s short-term debt is determined using Level 2 measurements. See Note 7 for information regarding the fair value of long-term debt.

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

Earnings Summary - Unaudited

	Three months ended September 30,		Nine months ended September 30,
(millions)	2019	2018	2019	2018
Revenues
Tampa Electric	$559	$594	$1,492	$1,565
PGS	101	111	344	368
Eliminations	(6)	(8)	(16)	(20)
TEC	$654	$697	$1,820	$1,913

Net income
Tampa Electric	$116	$109	$255	$230
PGS	10	9	42	36
TEC	$126	$118	$297	$266

Operating Results

Three Months Ended September 30, 2019

Third quarter 2019 net income was $126 million, compared to $118 million in the third quarter of 2018. In the third quarter of 2018, as permitted by the FPSC, TEC offset the impact of estimated 2018 tax reform benefits with a $32 million charge to O&M expense related to storm costs (see Note 3 to the TEC Consolidated Condensed Financial Statements). Beginning on January 1, 2019, as approved by the FPSC, base rates were lowered due to the impact of tax reform by an estimated $103 million annually ($27 million in the third quarter of 2019) at Tampa Electric and $12 million annually ($3 million in the third quarter of 2019) at PGS. Therefore, the decrease in revenue due to lower base rates from tax reform in 2019 was largely offset by lower O&M expense from the absence of the offsetting of tax reform benefits in 2018, resulting in minimal impact to the Consolidated Condensed Statements of Income. Excluding the impact of tax reform and 2018 storm costs, third quarter 2019 results were impacted by higher base revenue, primarily related to the in-service of solar generation projects, and lower income taxes, partially offset by higher O&M expense, higher interest expense and lower AFUDC. See below for further detail.

Nine Months Ended September 30, 2019

Year-to-date 2019 net income was $297 million, compared to $266 million in the 2018 year-to-date period. Year-to-date 2018, as permitted by the FPSC, TEC offset the impact of estimated 2018 tax reform benefits with a $80 million charge to O&M expense related to storm costs (see Note 3 to the TEC Consolidated Condensed Financial Statements). Beginning on January 1, 2019, as approved by the FPSC, base rates were lowered due to the impact of tax reform by $103 million annually ($74 million in the nine months ended September 30, 2019) at Tampa Electric and $12 million annually ($8 million in the nine months ended September 30, 2019) at PGS. Therefore, the decrease in revenue due to lower base rates from tax reform in 2019 was largely offset by lower O&M expense from the absence of the offsetting of tax reform benefits in 2018, resulting in minimal impact to the Consolidated Condensed Statements of Income. Excluding the impact of tax reform and storm costs, year-to-date 2019 results were impacted by higher base revenue, primarily related to the in-service of solar generation projects and customer growth, partially offset by higher interest expense. See below for further detail.

Operating Company Results

Amounts included in the operating company discussions below are pre-tax, except net income and income taxes.

Electric Division

Tampa Electric’s net income for the third quarter of 2019 was $116 million, compared with $109 million for the same period in 2018. Excluding the impact of tax reform and storm costs as disclosed above, results primarily reflected higher base revenues and lower income taxes, partially offset by higher depreciation expense, higher interest expense and lower AFUDC.

Revenues, excluding the impact of tax reform as disclosed above, were $8 million lower than in the same period in 2018, driven by lower clause revenues partially offset by higher base revenues related to the in-service of solar generation projects and customer growth. Results reflect a 2% increase in number of customers at September 30, 2019 compared to September 30, 2018. Total degree days (a measure of heating and cooling demand) in Tampa Electric's service area in the third quarter of 2019 were 4% above normal and 3% below the 2018 period. Total retail net energy for load, which is a calendar measurement of energy output, in the third quarter of 2019 was consistent with the same period in 2018, reflecting customer growth offset by unfavorable weather in the third quarter of 2019 compared to 2018. Base revenues are energy sales excluding revenues from clauses, gross receipts taxes and franchise fees. Clauses, gross receipts taxes and franchise fees do not have a material effect on net income as these revenues substantially represent a dollar-for-dollar recovery of clauses and other pass-through costs.

O&M expense, excluding all FPSC-approved cost-recovery clauses and the impact of regulatory agreements related to the recovery of storm costs and tax reform benefits as discussed above and in Note 4 to the TEC Consolidated Condensed Financial Statements, was $2 million higher than in the 2018 quarter. See Note 3 to the TEC Consolidated Condensed Financial Statements for further information regarding Tampa Electric’s tax reform and storm settlement agreement. Depreciation and amortization expense increased $7 million in the third quarter of 2019 from normal additions to facilities to reliably serve customers and the in-service of solar generation projects.

Tampa Electric’s 2019 net income year-to-date was $255 million, compared with $230 million for the same period in 2018. Excluding the impact of tax reform and storm costs as disclosed above, results reflected higher base revenues and lower income taxes, partially offset by higher depreciation expense and higher interest expense.

Revenues, excluding the impact of tax reform as disclosed above, were $1 million higher than in the same year-to-date period in 2018, driven by in-service of solar generation projects and customer growth, partially offset by lower clause revenue. Total degree days in Tampa Electric's service area in the year-to-date period of 2019 were 6% above normal and 2% below the 2018 period. Total net energy for load increased 1% in the year-to-date period of 2019 compared with the same period in 2018.

In the 2019 year-to-date period, operations and maintenance expense, excluding all FPSC-approved cost-recovery clauses and the impact of regulatory agreements related to the recovery of storm costs and tax reform benefits as discussed above and in Note 4 to the TEC Consolidated Condensed Financial Statements, was consistent with the 2018 year-to-date period primarily reflecting higher transmission and distribution costs as a result of line clearance costs, pole inspection activities and serving customer growth, offset by lower generation costs as a result of lower outage costs and stronger unit performance. See Note 3 to the TEC Consolidated Condensed Financial Statements for further information regarding Tampa Electric’s tax reform and storm settlement agreement. Depreciation and amortization expense increased $18 million in 2019 from normal additions to facilities to reliably serve customers and the in-service of solar generation projects.

Tampa Electric’s regulated operating statistics for the three and nine months ended September 30, 2019 and 2018 were as follows:

(millions, except customers and total degree days)	Operating Revenues			Kilowatt-Hours Billed
Three months ended September 30,	2019	2018	% Change	2019	2018	% Change
By Customer Type
Residential (1)	$325	$331	(2)	2,976	2,944	1
Commercial (1)	160	163	(2)	1,791	1,791	0
Industrial (1)	41	43	(5)	519	546	(5)
Other (1)	49	49	0	513	526	(2)
Regulatory deferrals and unbilled revenue (2)	(31)	(10)	210
Total retail sales of electricity	544	576	(6)	5,799	5,807	(0)
Off system sales of electricity	1	2	(50)	35	53	(34)
Other operating revenue	14	16	(13)
Total revenues	$559	$594	(6)	5,834	5,860	(0)
Customers at September 30, (thousands)	775	760	2
Retail net energy for load (kilowatt hours)	6,095	6,095	0
Total degree days	1,744	1,806	(3)

Nine months ended September 30,
By Customer Type
Residential (1)	$792	$802	(1)	7,281	7,098	3
Commercial (1)	421	435	(3)	4,704	4,698	0
Industrial (1)	117	121	(3)	1,520	1,524	(0)
Other (1)	135	139	(3)	1,435	1,447	(1)
Regulatory deferrals and unbilled revenue (2)	(21)	13	(262)
Total retail sales of electricity	1,444	1,510	(4)	14,940	14,767	1
Off system sales of electricity	3	10	(70)	80	258	(69)
Other operating revenue	45	45	0
Total revenues	$1,492	$1,565	(5)	15,020	15,025	(0)
Customers at September 30, (thousands)	775	760	2
Retail net energy for load (kilowatt-hours)	15,997	15,837	1
Total degree days	3,706	3,785	(2)

(1)	Reflects a billing cycle measurement.
(2)	Primarily reflects unbilled revenue, which incorporates a calendar measurement, and postings for clause recovery deferrals.

Natural Gas Division

PGS had net income of $10 million for the third quarter, compared with $9 million in the third quarter of 2018. Results reflect a 3.0% higher number of customers in the third quarter of 2019 compared to the third quarter of 2018. Excluding the impact of tax reform as disclosed above, revenues were $8 million lower than the prior year quarter primarily due to lower off-system sales, partially offset by customer growth. Operations and maintenance expense, excluding all FPSC-approved cost-recovery clauses and the impact of deferring tax reform benefits in 2018, was $3 million higher than in 2018 primarily due to higher employee benefit costs.  As a result of the tax reform settlement approved by the FPSC in 2018, in the third quarter of 2018 PGS reversed $5 million of deferred tax reform related O&M expense recorded through the second quarter of 2018 and recorded $6 million of amortization expense related to the regulatory asset associated with MGP environmental remediation costs.  Depreciation and amortization decreased $9 million due to the accelerated amortization expense in 2018 and reduced depreciation rates in 2019 related to the 2018 settlement agreement (see Note 3 to the TEC Consolidated Condensed Financial Statements), which were partially offset by normal asset growth.

PGS had net income of $42 million for the 2019 year-to-date period, compared with $36 million in the 2018 period. Excluding the impact of tax reform as disclosed above, revenues were $16 million lower than the prior year due to lower off-system sales and lower clause-related revenue. Excluding the impact of tax reform, base revenues were $1 million higher than 2018 primarily due to customer growth being partially offset by unfavorable weather in 2019. Operations and maintenance expense, excluding all FPSC-approved cost-recovery clauses, was $3 million higher than in 2018 primarily due to higher employee benefit and self-insurance costs. Depreciation and amortization decreased $16 million due to accelerated amortization of the regulatory asset associated with MGP environmental remediation costs in 2018 and reduced depreciation rates in 2019 related to the 2018 settlement agreement (see Note 3 to the TEC Consolidated Condensed Financial Statements), which were partially offset by normal asset growth.  Return on investment in the cast iron and bare steel replacement rider was $3 million higher in the 2019 period.

PGS’s regulated operating statistics for the three and nine months ended September 30, 2019 and 2018 were as follows:

(millions, except customers)	Operating Revenues			Therms
Three months ended September 30,	2019	2018	% Change	2019	2018	% Change
By Customer Type
Residential	$30	$29	3	12	13	(8)
Commercial	32	34	(6)	116	115	1
Industrial	4	3	33	106	89	19
Power generation	1	1	0	225	222	1
Off system sales	15	26	(42)	54	75	(28)
Other operating revenues	16	16	0
Total	$98	$109	(10)	513	514	(0)
By Sales Type
System supply	$52	$62	(16)	73	93	(22)
Transportation	30	31	(3)	440	421	5
Other operating revenues	16	16	0
Total	$98	$109	(10)	513	514	(0)
Customers at September 30, (thousands)	400	388	3

Nine months ended September 30,
By Customer Type
Residential	$116	$120	(3)	63	66	(5)
Commercial	109	115	(5)	384	384	0
Industrial	12	11	9	316	267	18
Power generation	4	4	0	642	592	8
Off system sales	42	57	(26)	141	161	(12)
Other operating revenues	52	52	0
Total	$335	$359	(7)	1,546	1,470	5
By Sales Type
System supply	$186	$206	(10)	222	245	(9)
Transportation	97	101	(4)	1,324	1,225	8
Other operating revenues	52	52	0
Total	$335	$359	(7)	1,546	1,470	5
Customers at September 30, (thousands)	400	388	3

Other Income

For the third quarter of 2019 and 2018, TEC’s other income was $5 million and $8 million, respectively, and included AFUDC-equity of $3 million and $6 million, respectively. The decrease in AFUDC-equity is due to a lower number of solar projects under construction in the third quarter of 2019. For the year-to-date periods in 2019 and 2018, TEC’s other income was $14 million and $13 million, respectively, and included AFUDC-equity of $7 million for both periods.

Interest Expense

For the third quarter of 2019 and 2018, TEC’s interest expense, excluding AFUDC-debt, was $36 million and $30 million, respectively. For the year-to-date periods in 2019 and 2018, TEC’s interest expense, excluding AFUDC-debt, was $104 million and $90 million, respectively. The increase is due to an increase in long-term borrowings.

Income Taxes

The provisions for income taxes were $63 million and $65 million for the nine months ended September 30, 2019 and 2018, respectively, and $23 million and $31 million for the three months ended September 30, 2019 and 2018, respectively. The provision for income taxes for both periods decreased mainly due to higher amortization of the regulatory liability resulting from tax reform, higher investment tax credits related to solar projects and the tax benefit resulting from the Florida corporate income tax rate change (see Note 4 to the TEC Consolidated Condensed Financial Statements).

Regulatory Matters

Tampa Electric - Storm Protection Plan Cost Recovery Clause

During the 2019 legislative session, the Florida legislature passed, and the governor signed, a bill that creates a new cost recovery clause, called the storm protection plan cost recovery clause. This new clause establishes a process for Florida investor-owned utilities, including Tampa Electric, to recover transmission and distribution storm hardening costs for incremental activities not already included in base rates. The FPSC issued a rule to implement this clause on October 3, 2019. Subject to final approval of the FPSC rule, Tampa Electric expects to file a storm protection plan and associated rates with the FPSC in 2020.

PGS - AFUDC

In July 2019, the FPSC approved a petition filed by PGS for authority to record AFUDC at an annual rate of 5.97% as part of its plans to develop three expansion projects in 2019 and 2020.

Liquidity and Capital Resources

The table below sets forth the September 30, 2019 liquidity, cash balances and amounts available under the TEC credit facilities.

(millions)
Credit facilities	$475
Drawn amounts/letters of credit	137
Available credit facilities	338
Cash and short-term investments	23
Total liquidity	$361

Cash Impacts Related to Operating Activities

Cash flows from operating activities for the nine months ended September 30, 2019 were $646 million, an increase of $59 million compared to the same period in 2018. The increase is primarily due to lower fuel under-recoveries, higher conservation clause over-recoveries, increases in revenue collected for the in-service of solar generation projects, and the timing of accounts payable, partially offset by lower base rates due to the impact of tax reform, lower environmental clause over-recoveries and higher inventory balances due to decreased coal consumption.

Cash Impacts Related to Financing Activities

Cash flows from financing activities for the nine months ended September 30, 2019 resulted in net cash inflows of $206 million. TEC received $245 million of equity contributions and $293 million of proceeds from long-term debt (see Note 7 to the TEC Consolidated Condensed Financial Statements for further information regarding TEC’s long-term debt issuance). These increases in cash flows were partially offset by dividend payments to Parent of $247 million and a net decrease of borrowings under credit agreements of $85 million (see Note 6 to the TEC Consolidated Condensed Financial Statements for further information regarding TEC’s credit agreements).

Covenants in Financing Agreements

In order to utilize its bank credit facilities, TEC must meet certain financial tests as defined in the applicable agreements. In addition, TEC has certain restrictive covenants in specific agreements and debt instruments. At September 30, 2019, TEC was in compliance with all applicable financial covenants. The table that follows lists the significant financial covenants and the performance relative to them at September 30, 2019. Reference is made to the specific agreements and instruments for more details.

Significant Financial Covenants

			Calculation at
Instrument (1)	Financial Covenant (2)	Requirement/Restriction	September 30, 2019
Credit facility - $325 million	Debt/capital	Cannot exceed 65%	46%
Accounts receivable credit facility - $150 million	Debt/capital	Cannot exceed 65%	46%

(1)	See Note 6 to the TEC Consolidated Condensed Financial Statements for details of the credit facilities.
(2)	As defined in each applicable instrument.

Credit Ratings of Senior Unsecured Debt at September 30, 2019

	S&P	Moody’s	Fitch (1)
Credit ratings of senior unsecured debt	BBB+	A3	A
Credit ratings outlook	Negative	Stable	Stable

(1)	Assigned by Fitch Ratings on June 13, 2019.

Certain of TEC’s derivative instruments contain provisions that require TEC’s debt to maintain investment grade credit ratings (see Note 12 to the TEC Consolidated Condensed Financial Statements).

Commitments and Contingencies

See Note 8 to the TEC Consolidated Condensed Financial Statements for information regarding TEC’s commitments and contingencies as of September 30, 2019.

Capital Investments

In 2019, TEC expects to invest approximately $1,300 million in capital projects, excluding AFUDC-debt and equity. This represents an increase of approximately $90 million from the 2019 forecasted capital investments amount disclosed in TEC’s Annual Report on Form 10-K for the year ended December 31, 2018. The increase is primarily due to timing of solar construction.

Tampa Electric expects to spend approximately $850 million during 2017 through 2021 related to the 600 MW solar project recoverable under the SoBRAs as discussed in Note 3 to the TEC Consolidated Condensed Financial Statements, approximately $850 million during 2018 through 2023 to modernize the Big Bend Power Station, which received final state approval on July 25, 2019, and approximately $235 million during 2018 through 2022 for its AMI project.

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

Fair Value Measurements

The valuation methods used to determine fair value are described in Notes 7 and 13 to the TEC Consolidated Condensed Financial Statements. In addition, TEC considered the impact of nonperformance risk in determining the fair value of derivatives. TEC considered the net position with each counterparty, past performance of both parties and the intent of the parties, indications of credit deterioration and whether the markets in which TEC transacts have experienced dislocation. At September 30, 2019, the fair value of derivatives was not materially affected by nonperformance risk.

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

The outcome of expected litigation and the rule-making process and its impact on TEC’s businesses is uncertain at this time; however, it could result in increased operating costs and/or decreased generation at Tampa Electric’s coal-fired plants. Depending on how the state’s plan could be developed and implemented, the ACE rule could cause an increase in rates charged to customers, which could curtail sales.

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
(a)

Evaluation of Disclosure Controls and Procedures. TEC’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of TEC’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2019. Based on such evaluation, TEC’s principal financial officer and principal executive officer have concluded that, as of September 30, 2019, TEC’s disclosure controls and procedures are effective.

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

4.1

Fifteenth Supplemental Indenture dated as of July 24, 2019, between Tampa Electric Company, as issuer, and The Bank of New York Mellon, as trustee, supplementing the Indenture dated as of July 1, 1998, as amended (Exhibit 4.13, Form 8-K dated July 24, 2019 of Tampa Electric Company).

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

TAMPA ELECTRIC COMPANY
(Registrant)

Date: November 7, 2019	By:	/s/ Gregory W. Blunden
Gregory W. Blunden
Senior Vice President-Finance and Accounting, Treasurer and Chief Financial Officer (Chief Accounting Officer)
(Principal Financial and Accounting Officer)