Form 10-K
period 2019-12-31
TAMPA ELECTRIC CO
filed 2020-02-18
CIK 96271

g

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2019

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
None

Securities registered pursuant to Section 12(g) of the Act:

None
(Title of class)

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

YES  ☐    NO  ☒

The aggregate market value of Tampa Electric Company’s common stock held by non-affiliates of the registrant as of June 30, 2019 was zero.

As of February 12, 2020, there were 10 shares of Tampa Electric Company’s common stock issued and outstanding, all of which were held, beneficially and of record, by TECO Energy, Inc, an indirect wholly-owned subsidiary of Emera Inc.

Tampa Electric Company meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format specified in General Instruction I(2) of Form 10-K.

DEFINITIONS

Acronyms and defined terms used in this and other filings with the U.S. Securities and Exchange Commission include the following:

Term	Meaning

AFUDC	allowance for funds used during construction
AFUDC-debt	debt component of allowance for funds used during construction
AFUDC-equity	equity component of allowance for funds used during construction
APBO	accumulated postretirement benefit obligation
ARO	asset retirement obligation
ASC	Accounting Standards Codification
CAD	Canadian dollars
CAIR	Clean Air Interstate Rule
CCRs	coal combustion residuals
CMO	collateralized mortgage obligation
CNG	compressed natural gas
CPI	consumer price index
CSAPR	Cross State Air Pollution Rule
CO2	carbon dioxide
CT	combustion turbine
ECRC	environmental cost recovery clause
Emera	Emera Inc., a geographically diverse energy and services company headquartered in Nova Scotia, Canada
EPA	U.S. Environmental Protection Agency
ERISA	Employee Retirement Income Security Act
EROA	expected return on plan assets
EUSHI	Emera US Holdings Inc., a wholly owned subsidiary of Emera, which is the sole shareholder of TECO Energy’s common stock
FASB	Financial Accounting Standards Board
FDEP	Florida Department of Environmental Protection
FERC	Federal Energy Regulatory Commission
FPSC	Florida Public Service Commission
IGCC	integrated gasification combined-cycle
IOU	investor owned utility
IRS	Internal Revenue Service
ITCs	investment tax credits
kWac	kilowatt on an alternating current basis
LNG	liquefied natural gas
MBS	mortgage-backed securities
MD&A	the section of this report entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations
Merger	Merger of Merger Sub Company with and into TECO Energy, with TECO Energy as the surviving corporation
MGP	manufactured gas plant
MMBTU	one million British Thermal Units
MRV	market-related value
MW	megawatt(s)
MWH	megawatt-hour(s)
NAV	net asset value
Note	Note to consolidated financial statements
NPNS	normal purchase normal sale
O&M expenses	operations and maintenance expenses
OCI	other comprehensive income
OPC	Office of Public Counsel
OPEB	other postemployment benefits
Parent	TECO Energy, Inc., the direct parent company of Tampa Electric Company
PBGC	Pension Benefit Guarantee Corporation
PBO	projected benefit obligation
PGA	purchased gas adjustment
PGS	Peoples Gas System, the gas division of Tampa Electric Company
PPA	power purchase agreement

Term	Meaning
PRP	potentially responsible party
R&D	research and development
REIT	real estate investment trust
RFP	request for proposal
ROE	return on common equity
Regulatory ROE	return on common equity as determined for regulatory purposes
S&P	Standard and Poor’s
SCR	selective catalytic reduction
SEC	U.S. Securities and Exchange Commission
SoBRAs	solar base rate adjustments
SERP	Supplemental Executive Retirement Plan
STIF	short-term investment fund
Tampa Electric	Tampa Electric, the electric division of Tampa Electric Company
TEC	Tampa Electric Company
TECO Energy	TECO Energy, Inc., the direct parent company of Tampa Electric Company
TSI	TECO Services, Inc.
U.S. GAAP	generally accepted accounting principles in the United States
VIE	variable interest entity

PART I

Item 1. BUSINESS

Tampa Electric Company, referred to as TEC, was incorporated in Florida in 1899 and was reincorporated in 1949. TEC is a public utility operating within the State of Florida. TEC has two operating segments. Its electric division, referred to as Tampa Electric, provides retail electric service to approximately 779,000 customers in West Central Florida with a net winter system generating capacity of 5,641 MW at December 31, 2019. The gas division of TEC, referred to as PGS, is engaged in the purchase, distribution and sale of natural gas for residential, commercial, industrial and electric power generation customers in Florida. With approximately 406,000 customers, PGS has operations in Florida’s major metropolitan areas. Annual natural gas throughput (the amount of gas delivered to its customers, including transportation-only service) in 2019 was approximately 2.1 billion therms. TEC had approximately 3,110 employees as of December 31, 2019. All of TEC’s common stock is owned by TECO Energy, a holding company. TECO Energy is an indirect wholly owned subsidiary of Emera. Therefore, TEC is an indirect wholly owned subsidiary of Emera.

TEC makes its SEC filings available free of charge on Tampa Electric’s website (www.tampaelectric.com/company/about/) as soon as reasonably practicable after they are filed with the SEC. TEC’s electronic SEC filings are also available on the SEC’s website (www.sec.gov).

TEC Revenues

TEC’s revenues consist of sales to residential, commercial, industrial and other customers. TEC’s residential load generally comprises of individual homes, apartments and condominiums. Commercial customers include small retail operations, large office and commercial complexes, universities and hospitals. Industrial customers include manufacturing facilities, power generation customers and other large volume operations. Other sales volumes consist primarily of off-system sales to other utilities and revenues from street lighting.

For TEC’s revenue and other financial information by operating segments, see Note 11 to the 2019 Annual TEC Consolidated Financial Statements.

TAMPA ELECTRIC – Electric Operations

TEC’s Tampa Electric division is engaged in the generation, purchase, transmission, distribution and sale of electric energy. The retail territory served comprises an area of about 2,000 square miles in West Central Florida, including Hillsborough County and parts of Polk, Pasco and Pinellas Counties. The principal communities served are Tampa, Temple Terrace, Winter Haven, Plant City and Dade City. Tampa Electric engages in wholesale sales to utilities and other resellers of electricity. It has two generating stations in or near Tampa, one generating station in southwestern Polk County, Florida and twelve photovoltaic power stations, seven in Hillsborough County (of which two were placed in service in early 2020) and five in Polk County, Florida. Tampa Electric had approximately 2,450 employees as of December 31, 2019, of which 740 were represented by the International Brotherhood of Electrical Workers and 200 were represented by the Office and Professional Employees International Union. In December 2019, 370 TSI employees were transferred to Tampa Electric. The transfer of these employees to Tampa Electric is expected to create operational synergies in the organization but is not expected to materially impact shared service costs or the TEC Consolidated Statement of Income.

The sources of Tampa Electric’s operating revenue and MWH sales were as follows:

Tampa Electric Operating Revenue

(millions)	2019	2018	2017
Residential	$1,046	$1,067	$1,006
Commercial	562	582	578
Industrial	156	161	158
Other sales of electricity	183	187	168
Regulatory deferrals and unbilled revenue	(49)	(2)	78
Total energy sales	1,898	1,995	1,988
Off system sales	6	11	8
Other	61	60	58
Total revenues	$1,965	$2,066	$2,054

Megawatt-hour Sales

(thousands)	2019	2018	2017
Residential	9,584	9,418	9,029
Commercial	6,240	6,266	6,362
Industrial	2,021	2,014	2,024
Other sales of electricity	1,939	1,933	1,771
Total retail	19,784	19,631	19,186
Off system sales	155	286	239
Total energy sold	19,939	19,917	19,425

No significant part of Tampa Electric’s business is dependent upon a single or limited number of customers where the loss of any one or more would have a significant adverse effect on Tampa Electric. Tampa Electric experiences winter peak loads due to electric space heating, fewer daylight hours and colder temperatures and summer peak loads due to the use of air conditioning and other cooling equipment.

Regulation

Base Rates

Tampa Electric’s retail operations are regulated by the FPSC. The FPSC’s objective is to set rates at a level that provides an opportunity for the utility to collect total revenues (revenue requirements) equal to its prudently incurred costs of providing service to customers, plus a reasonable return on invested capital.

The costs of owning, operating and maintaining the utility systems, excluding fuel, conservation costs, purchased power and certain environmental costs, are recovered through base rates. These costs include O&M expenses, depreciation, taxes, and a return on investment in assets providing electric service (rate base). The rate of return on rate base, which is intended to approximate a company’s weighted cost of capital, primarily includes its costs for debt, deferred income taxes (at a zero cost rate) and an allowed ROE. Base rates are determined in FPSC rate setting hearings which occur at the initiative of Tampa Electric, the FPSC or other interested parties.

Tampa Electric’s results for 2017 reflect the stipulation and settlement agreement entered into on September 6, 2013, which resolved all matters in Tampa Electric’s 2013 base rate proceeding. The agreement provided for Tampa Electric’s allowed regulatory ROE to be a mid-point of 10.25% with a range of plus or minus 1%. The agreement stated that Tampa Electric could not file for additional base rate increases to be effective sooner than January 1, 2018, unless its earned ROE were to fall below 9.25% before that time. If its earned ROE were to rise above 11.25%, any party to the agreement other than Tampa Electric could seek a review of its base rates. In addition, Tampa Electric is required to file a depreciation study no fewer than 90 days but no more than one year before filing its next base rate request. Under the agreement, the allowed equity in the capital structure is 54% from investor sources of capital, and Tampa Electric also began using a 15-year amortization period for all computer software.

Tampa Electric’s results for 2019 and 2018 reflect an amended and restated settlement agreement, approved by the FPSC on November 6, 2017, that replaced the existing 2013 base rate settlement agreement described above and extended it another four years through 2021.The amended agreement provides for SoBRAs for TEC’s substantial investments in solar generation. Tampa Electric plans to invest approximately $850 million in these solar projects during the period from 2017 to 2021, of which approximately $820 million has been invested through December 31, 2019, and is accruing AFUDC during construction. The agreement includes a sharing provision that allows customers to benefit from 75% of any cost savings for projects below $1,500/kWac. TEC began receiving revenues of $24 million annually for the first tranche of 145 MW in September 2018, $46 million annually for the second tranche of 260 MW in January 2019 and $26 million annually for the third tranche of 149 MW in January 2020. TEC expects to file its final SoBRA petition for the January 1, 2021 tranche in 2020. See Note 3 to the 2019 Annual TEC Consolidated Financial Statements for further information regarding TEC’s SoBRA petitions.

The agreement further maintains Tampa Electric’s allowed regulatory ROE and allowed equity in the capital structure and extends the rate freeze date from January 1, 2018 to December 31, 2021, subject to the same ROE thresholds. The agreement further contains a provision related to tax reform (see Note 4 to the 2019 Annual TEC Consolidated Financial Statements for further information on tax reform). Additionally, an asset optimization provision that allows Tampa Electric to share in the savings for optimization of its system once certain thresholds are achieved is also included. Tampa Electric agreed to a financial hedging moratorium for natural gas ending on December 31, 2022 and that it will make no investments in gas reserves.

On November 13, 2019, as required by the 2017 settlement agreement, TEC filed its petition to reduce base rates and charges to reflect the impact of the temporary reduction of the state corporate income tax from 5.5% to 4.46%. The tax rate reduction was issued on September 12, 2019 and is effective retroactive from January 1, 2019 through December 31, 2021. The estimated base rate reduction due to customers of $5 million is subject to true-up, and the actual rate reduction may vary from year to year. The base rate reduction was approved on December 10, 2019 for rates effective January 2020.

As a result of several named storms in 2017, the amount of costs charged to the storm reserve regulatory liability in 2017 exceeded the balance in the storm reserve by $47 million. On January 30, 2018, Tampa Electric filed an implementation settlement agreement with the FPSC that addressed both the recovery of storm costs and the return of U.S. tax reform benefits to customers while keeping customer rates stable in 2018.  The agreement, which was approved by the FPSC on March 1, 2018, authorized Tampa Electric to net the estimated amount of storm cost recovery, including replenishment of the storm reserve to the $56 million level that existed as of October 31, 2013, against Tampa Electric’s estimated 2018 tax reform benefits. On August 20, 2018, the FPSC approved lowering base rates by $103 million annually beginning on January 1, 2019 as a result of lower tax expense. On May 21, 2019, the FPSC approved a settlement agreement reached by Tampa Electric and consumer parties regarding eligible storm costs, which resulted in Tampa Electric refunding $12 million to customers in January 2020. See Note 3 to the 2019 Annual TEC Consolidated Financial Statements for further information on the settlement agreement.

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

During November 2019, the FPSC approved cost-recovery rates for the above clauses for 2020. On October 3, 2019, the FPSC issued a rule to implement a storm protection plan cost recovery clause. This new clause establishes a process for Florida investor-owned utilities, including Tampa Electric, to recover transmission and distribution storm hardening costs for incremental activities not already included in base rates. Subject to final approval of a FPSC rule, Tampa Electric expects to file a storm protection plan with the FPSC in the second quarter of 2020.

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

FPSC rules promote cost-competitiveness in the building of new steam generating capacity or solar capacity by requiring IOUs, such as Tampa Electric, to issue RFPs prior to filing a petition for Determination of Need for construction of a power plant with a steam cycle or solar capacity greater than 75 MWs. These rules allow independent power producers and others to bid to supply the new generating capacity.

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

Generation Sources

In 2019 and 2018, approximately 90% and 82%, respectively, of Tampa Electric’s generation of electricity was natural gas-fired, with coal representing approximately 6% and 15%, respectively, solar representing 4% and 1%, respectively, and oil/petroleum coke representing 0 and 2%, respectively. As a result of low gas prices in the market in 2019, units 1, 2 and 3 at Big Bend Power Station and unit 1 at Polk Power Station (TEC’s IGCC unit) operated solely on natural gas during 2019, significantly reducing coal generation in 2019. In 2019 and 2018, Tampa Electric used its generating units to meet approximately 93% and 94%, respectively, of the total system load requirements, with the remaining 7% and 6%, respectively, coming from purchased power. Tampa Electric is required to maintain a generation capacity greater than firm peak demand. Tampa Electric meets the planning criteria for reserve capacity established by the FPSC, which is a 20% reserve margin over firm peak demand. See MD&A - Capital Investments for information regarding TEC’s forecasted capital investments in generation sources, including solar projects and the modernization of the Big Bend Power Station.

The table below presents Tampa Electric’s average delivered fuel cost per MMBTU, excluding solar production which has no fuel cost.

Average cost per MMBTU	2019	2018	2017
Natural Gas (1)	$3.40	$4.07	$4.01
Coal (2)	3.66	3.37	3.30
Oil/petroleum coke (3)	22.01	3.10	2.54
Composite (4)	3.43	3.89	3.69

(1)	Represents the cost of natural gas, transportation, storage, balancing, hedges for the price of natural gas, and fuel losses for delivery to the energy center.
(2)	Represents the cost of coal and transportation.
(3)	In 2019, the cost per MMBTU represents 100% oil.
(4)	Represents the average cost for all fuels listed.

Tampa Electric’s fuel costs are affected by commodity prices and generation mix that is largely dependent on economic dispatch of the generating fleet, dispatching the lowest fuel cost options first (solar renewable energy being zero fuel costs), such that the incremental cost of generation increases as sales volumes increase. Generation mix may also be affected by plant outages, plant performance, availability of lower priced short-term purchased power, compliance with environmental standards and regulations, and availability of solar resources.

Natural Gas. Tampa Electric maintains gas commodity, pipeline transportation and storage contracts. As of December 31, 2019, approximately 81% of Tampa Electric’s 2.0 million BCF gas storage capacity was full. Tampa Electric has contracted for 71% of its expected gas needs for the January through December 2020 period. Tampa Electric expects to issue RFPs to meet its remaining 2020 gas needs and begin contracting for its 2021 requirements. Additional volume requirements are purchased in the short-term spot market.

Coal. Tampa Electric burned approximately 0.6 million tons of coal during 2019 and estimates that its coal consumption will be about 0.4 million tons in 2020. During 2019, Tampa Electric purchased its coal under contracts with two suppliers. Tampa Electric expects to obtain its coal requirements in 2020 under a short-term contract with one supplier. Tampa Electric has coal transportation agreements with a rail provider if spot coal supplies are needed.

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

Tampa Electric has franchise agreements with 13 incorporated municipalities within its retail service area. These agreements have various expiration dates ranging through 2049 and are expected to be renewed under similar terms and conditions.

Franchise fees expense totaled $45 million and $47 million in 2019 and 2018, respectively. Franchise fees are calculated using a formula based primarily on electric revenues and are recovered from customers.

Utility operations in Hillsborough, Pinellas and Polk Counties outside of incorporated municipalities are conducted in each case under one or more permits granted by the Florida Department of Transportation or the County Commissioners of such counties. There is no law limiting the time for which such permits may be granted. There are no fixed expiration dates for the Hillsborough County, Pinellas County and Polk County agreements.

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

Gas is delivered to the PGS distribution system through three interstate pipelines. PGS does not engage in the exploration for or production of natural gas. PGS operates a natural gas distribution system that serves approximately 406,000 customers. The system includes approximately 13,500 miles of gas mains and 7,500 miles of service lines (see PGS’s Franchises and Other Rights section below).

PGS had approximately 660 employees as of December 31, 2019. Approximately 120 employees in five of PGS’s 14 service areas and call center are represented by various union organizations.

In 2019, the total throughput for PGS was approximately 2.1 billion therms. Of this total throughput, 5% was gas purchased and resold to customers by PGS, 86% was third-party supplied gas that was delivered to transportation-only customers and 9% was gas sold off-system (i.e., to customers not connected to PGS’s distribution system).

PGS provides transportation service to customers utilizing gas-fired technology in the production of electric power. In addition, PGS provides gas transportation service to large LNG facilities located in Jacksonville, Florida. PGS has seen continuing interest and development in natural gas vehicles. There are 54 compressed natural gas filling stations connected to the PGS distribution system. See the PGS Operating Results section of the MD&A for information on the impact of natural gas vehicles on PGS’s operations.

Revenues and therms for PGS for the years ended December 31 were as follows:

	Revenues			Therms
(millions)	2019	2018	2017	2019	2018	2017
Residential	$154	$157	$138	85	87	77
Commercial	146	151	144	517	510	489
Industrial	16	16	15	430	361	330
Off-system sales	55	78	70	188	217	201
Power generation	5	5	5	853	791	750
Other revenues	72	69	54	-	-	-
Total	$448	$476	$426	2,073	1,966	1,847

No significant part of PGS’s business is dependent upon a single or limited number of customers where the loss of any one would have a significant adverse effect on PGS. PGS experiences winter peak throughputs due to colder temperatures.

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

In May 2009, PGS’s base rates were established with base rates set at 10.75%. The allowed equity in capital structure is 54.7% from all investor sources of capital.

On February 7, 2017, the FPSC approved a settlement agreement filed by PGS and the OPC agreeing to new depreciation rates, accelerate the amortization of the regulatory asset associated with environmental remediation costs as described below, include obsolete plastic pipe replacements through the existing cast iron and bare steel replacement rider, and establish an ROE range of 9.25% to 11.75%. The settlement agreement provided that the bottom of the range will remain until the earlier of new base rates established in PGS’s next general base rate proceeding or December 31, 2020 and the ROE of 10.75% will continue to be used for the calculation of return on investment for clauses and riders.

As part of the 2017 settlement, PGS and the OPC agreed that at least $32 million of PGS’s regulatory asset associated with the environmental liability for current and future remediation costs related to former MGP sites, to the extent expenses are reasonably and prudently incurred, will be amortized over the period 2016 through 2020. At least $21 million of that amount will be amortized over a two-year recovery period beginning in 2016. In 2017 and 2016, PGS recorded $5 million and $16 million, respectively, of this amortization expense.

The 2017 PGS settlement did not contain a provision for tax reform. In 2018, the FPSC approved a settlement agreement authorizing PGS to accelerate in 2018 the remaining amortization of PGS’s regulatory asset associated with the MGP environmental liability up to the $32 million to net it against the estimated 2018 tax reform benefits. Therefore, PGS recorded amortization expense and a regulatory asset reduction of $11 million in 2018. In January 2019, PGS reduced its base rates by $12 million for the impact of tax reform and reduced depreciation rates by $10 million in accordance with the settlement agreement.

PGS is permitted to initiate a general base rate proceeding during 2020 regardless of its earned ROE at the time, provided the new rates do not become effective before January 1, 2021. As a result of increased forecasted revenue requirements, on February 7, 2020, PGS notified the FPSC that it is planning to file a base rate proceeding in April for new rates effective January 2021.

Cost Recovery Clauses and Riders

PGS recovers the costs it pays for gas supply and interstate transportation for system supply through a PGA clause. This clause is designed to recover the actual costs incurred by PGS for purchased gas, gas storage services, interstate pipeline capacity, and other related items associated with the purchase, distribution, and sale of natural gas to its customers. These charges may be adjusted monthly based on a cap approved annually in an FPSC hearing. The cap is based on estimated costs of purchased gas and pipeline capacity, and estimated customer usage for a calendar year recovery period, with a true-up adjustment to reflect the variance of actual costs and usage from the projected charges for prior periods. The current PGA cap rate, effective January 2020, was approved by the FPSC in November 2019.

In addition to its base rates and PGA clause charges, PGS customers (except interruptible customers) also pay a per-therm charge for energy conservation and pipeline replacement programs as described above. The conservation charge is intended to permit PGS to recover prudently incurred expenditures in developing and implementing cost effective energy conservation programs which are mandated by Florida law and approved and monitored by the FPSC. PGS is also permitted to recover the return on, depreciation expenses and applicable taxes associated with the replacement of cast iron/bare steel infrastructure. The FPSC approved a replacement program of approximately 5%, or 500 miles, of the PGS system over a 10-year period beginning in 2013. As disclosed above, in February 2017, the FPSC approved an amendment to the cast iron bare steel rider to include certain plastic materials and pipe deemed obsolete by Pipeline and Hazardous Materials Safety Administration, totaling approximately 550 miles. PGS estimates that all cast iron and bare steel pipe will be removed from its system by 2022, with the replacement of obsolete plastic pipe continuing until 2028 under the rider.

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

Competition is most prevalent in the large commercial and industrial markets. These classes of customers have been approached by companies seeking to sell gas directly by transporting gas through other facilities and thereby bypassing the PGS system. In response to this competition, PGS has developed various programs, including the provision of transportation-only services at discounted rates.

In Florida, gas service is unbundled for all non-residential customers. PGS offers unbundled transportation service to all non-residential customers, and residential customers consuming in excess of 1,999 therms annually, allowing these customers to purchase commodity gas from a third party but continue to pay PGS for the transportation. Because the commodity portion of bundled sales is included in operating revenues at the cost of the gas on a pass-through basis, there is no net earnings effect when a customer shifts to transportation-only sales. As a result, PGS receives its base rate for distribution regardless of whether a customer decides to opt for transportation-only service or continue bundled service. As of December 31, 2019, PGS had approximately 26,100 transportation-only customers out of approximately 39,700 eligible customers.

Gas Supplies

PGS purchases gas from various suppliers depending on the needs of its customers. The gas is delivered to the PGS distribution system through three interstate pipelines on which PGS has reserved firm transportation capacity for delivery by PGS to its customers.

Companies with firm pipeline capacity receive priority in scheduling deliveries during times when the pipeline is operating at its maximum capacity. PGS presently holds sufficient firm capacity to permit it to meet the gas requirements of its system commodity customers, except during certain weather events and localized emergencies affecting the PGS distribution system.

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

Municipalities are prohibited from granting any franchise for a term exceeding 30 years. Several franchises contain purchase options with respect to the purchase of PGS’s property located in the franchise area, if the franchise is not renewed. Otherwise, based on judicial precedent, PGS is able to keep its facilities in place subject to reasonable rules and regulations imposed by the municipalities.

PGS’s franchise agreements have various expiration dates through 2049. PGS expects to negotiate 16 franchise renewals in 2020 under similar terms. Franchise fees expense totaled $10 million in 2019 and 2018. Franchise fees are calculated using various formulas which are based principally on natural gas revenues. Franchise fees are recovered on a dollar-for-dollar basis from the respective customers within each franchise area.

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

Environmental Matters

PGS’s operations are subject to federal, state and local statutes, rules and regulations relating to the discharge of materials into the environment and the protection of the environment that generally require monitoring, permitting and ongoing expenditures. TEC is one of several PRPs for certain superfund sites and, through PGS, for former MGP sites. See Note 8 to the 2019 Annual TEC Consolidated Financial Statements and the Environmental Compliance section of the MD&A for additional information.

Item 1A. RISK FACTORS

Risks Relating to TEC’s Business and Strategy

Regulatory, Legislative, and Legal Risks

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

If Tampa Electric or PGS earn returns on equity above their respective allowed ranges, indicating a trend, those earnings could be subject to review by the FPSC. Ultimately, prolonged returns above their allowed ranges could result in credits or refunds to customers, which could reduce future earnings and cash flow.

Changes in the environmental laws and regulations affecting its businesses could increase TEC’s costs or curtail its activities.

TEC’s businesses are subject to regulation by various governmental authorities dealing with air, water and other environmental matters. Changes in compliance requirements or the interpretation by governmental authorities of existing requirements may impose additional costs on TEC, requiring cost-recovery proceedings and/or requiring it to modify its business model. In addition, environmental laws and regulations may curtail sales of natural gas to new customers, which could reduce PGS’s customer growth in the future.

Federal or state regulation of GHG emissions, depending on how they are enacted, could increase Tampa Electric’s costs or the rates charged to its customers, which could curtail sales.

On June 19, 2019,  the EPA released a final rule named the Affordable Clean Energy (ACE) rule.  The ACE rule, which replaces the Clean Power Plan adopted in 2015, establishes emission guidelines for states to address GHG emissions from existing coal-fired electric generating units.  Tampa Electric has emission units that are subject to the ACE rule and is preparing to engage in the development of a state plan that could be finalized by the end of 2020.

The outcome of expected litigation and the EPA rulemaking process and its impact on Tampa Electric’s business is currently uncertain. Tampa Electric is continuing to evaluate the potential impact of the rule, but currently expects prudently incurred related costs for compliance to be recovered through rates. Timing of recovery could impact earnings and cash flows and increases in rates charged to customers could result in reduced sales.

The computation of TEC’s provision for income taxes is impacted by changes in tax legislation.

Any changes in tax legislation could affect TEC’s future cash flows and financial position. The value of TEC’s existing deferred tax assets and liabilities are determined by existing tax laws and could be impacted by changes in laws. See Note 4 of the 2019 Annual TEC Consolidated Financial Statements for further information regarding TEC’s income taxes.

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

Operational and Construction Risks

TEC’s businesses are sensitive to variations in weather and the effects of extreme weather and have seasonal variations.

TEC’s utility businesses are affected by variations in general weather conditions and severe weather. Energy sales by its electric and gas utilities are particularly sensitive to seasonal variations in weather conditions, including unusually mild summer or winter weather that cause lower energy usage for cooling or heating purposes. PGS typically has a short but significant winter peak period that is dependent on cold weather; Tampa Electric has both summer and winter peak periods that are dependent on weather conditions. Tampa Electric and PGS forecast energy sales based on normal weather, which represents a long-term historical average. If there is unusually mild weather, or if climate change or other factors cause significant variations from normal weather, this could have a material impact on energy sales.

TEC is subject to several risks that arise or may arise from climate change.

TEC is subject to risks that arise or may arise from the impacts of climate change. There is increasing public concern about climate change and growing support for reducing carbon emissions. City, state, and federal governments have been setting policies and enacting laws and regulations to deal with climate change impacts in a variety of ways, including de-carbonization initiatives and promotion of cleaner energy and renewable energy generation of electricity. Refer to “changes in the environmental laws and regulations” above. Insurance companies have begun to limit their exposure to coal-fired electricity generation, and are evaluating the medium and long-term impacts of climate change which may result in fewer insurers, more restrictive coverage and increased premiums.

Climate change may lead to increased frequency and intensity of weather events and related impacts such as storms, ice storms, hurricanes, cyclones, heavy rainfall, extreme winds, wildfires, flooding and storm surge. The potential impacts of climate change, such as rising sea levels and larger storm surges from more intense hurricanes, can combine to produce even greater damage to coastal generation and other facilities. Climate change is also characterized by rising global temperatures. Increased air temperatures may bring increased frequency and severity of wildfires, including within TEC’s service territories. Refer to “variations in weather” above.

TEC is subject to physical risks that arise, or may arise, from global climate change, including damage to operating assets from more frequent and intense weather events and from wildfires due to warming air temperatures and increasing drought conditions.

Some of TEC’s fossil fueled generation assets are located at coastal, or near coastal, sites and as such are exposed to the separate and combined effects of rising sea levels and increasing storm intensity, including storm surges and flooding. Refer to “variations in weather” above.

Failure to address issues related to climate change could affect TEC’s reputation with stakeholders, its ability to operate and grow, and TEC’s access to, and cost of, capital. Refer to “Financial, Economic, and Market Risks” below.

Changing carbon-related costs, policy and regulatory changes and shifts in supply and demand factors could lead to more expensive or more scarce products and services that are required by TEC in its operations. This could lead to supply shortages,  delivery delays and the need to source alternate products and services.

Given concerns regarding carbon-emitting generation, those assets and businesses may, over time, become difficult (or uneconomic) to insure in commercial insurance markets.

Depending on the regulatory response to government legislation and regulations, TEC may be exposed to the risk of reduced recovery through rates in respect of the affected assets. Valuation impairments could result from such regulatory outcomes.

TEC could, in the future, face litigation or regulatory action related to environmental harms from carbon emissions or climate change public disclosure issues.

For thermal plants requiring cooling water, reduced availability of water resulting from climate change could adversely impact operations or the costs of operations.

The facilities and operations of TEC could be affected by natural disasters or other catastrophic events.

TEC’s facilities and operations are exposed to potential damage and partial or complete loss resulting from environmental disasters (e.g. hurricanes, floods, high winds, fires and earthquakes), equipment failures, terrorist or physical attacks, vandalism, a major accident or incident at one of the sites, and other events beyond the control of TEC. The operation of generation, transmission and distribution systems involves certain risks, including gas leaks, fires, explosions, pipeline ruptures, damage to solar panels and other generation assets, and other hazards and risks that may cause unforeseen interruptions, personal injury, death, or property damage. For example, there have also been physical attacks on critical infrastructure around the world. In the event of a physical attack that disrupts service to customers, revenues would be reduced, and costs would be incurred to repair and restore systems. These types of events, either impacting TEC’s facilities or the industry in general, could also cause TEC to incur additional security and insurance-related costs, and could have adverse effects on its business and financial results. Any costs relating to such events may not be recoverable through insurance or rates.

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

Financial, Economic, and Market Risks

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

Deregulation or restructuring of the electric industry may result in increased competition and unrecovered costs that could adversely affect operations, net income and cash flows. A proposed constitutional amendment initiative relating to electric utilities in Florida was rejected by the Florida Supreme Court as misleading and therefore the constitutional amendment will not be included on ballots for the November 2020 election. The proposed amendment to the Florida Constitution would have limited the business of investor-owned utilities to construction, operation and repair of electrical transmission and distribution systems. It would have also granted customers of investor-owned utilities the right to generate electricity and to choose their electricity provider.

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

Tampa Electric and PGS depend on third parties to supply fuel, including natural gas, oil and coal. As a result, there are risks of supply interruptions and fuel-price volatility. Disruption of fuel supplies or transportation services for fuel, whether because of weather-related problems, strikes, lock-outs, break-downs of transportation facilities, pipeline failures or other events, could impair the ability to deliver electricity and gas or generate electricity and could adversely affect operations. The loss of fuel suppliers or the inability to renew existing coal and natural gas contracts at favorable terms could significantly affect the ability to serve customers and have an adverse impact on the financial condition and results of operations of TEC.

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

For the past several years, at Tampa Electric and electric utilities across the United States, weather-normalized electricity consumption per residential customer has declined due to the combined effects of voluntary conservation efforts and improvements in equipment efficiency.

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

In many areas of the United States, there is growing use of rooftop solar panels, small wind turbines and other small-scale methods of power generation, known as distributed generation. Distributed generation is encouraged and supported by various constituent groups, tax incentives, renewable portfolio standards and special rates designed to support such generation.

Increased usage of distributed generation can reduce utility electricity sales but does not reduce the need for ongoing investment in infrastructure to maintain or expand the transmission and distribution grid to reliably serve customers. Continued utility investment that is not supported by increased energy sales causes rates to increase for customers, which could further reduce energy sales and reduce future earnings and cash flows.

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

Liquidity, Capital Requirements, and Common Stock Risks

TEC’s substantial indebtedness could adversely affect its business, financial condition and results of operations, as well as its ability to meet its payment obligations on its debt.

TEC has a significant amount of indebtedness that it is obligated to pay. It must meet certain financial covenants as defined in the applicable agreements to borrow under its credit facilities. Also, TEC has certain restrictive covenants in specific agreements and debt instruments.  The level of TEC’s indebtedness and restrictive covenants contained in its debt obligations could have significant consequences to its business, could create risk for the holders of its debt, and could limit its ability to obtain additional financing (see Management’s Discussion & Analysis – Significant Financial Covenants section).  Such risks include:

•	making it more difficult for TEC to satisfy its debt obligations and other ongoing business obligations, which may result in defaults;

•

events of default if it fails to comply with the financial and other covenants contained in the agreements governing such debt, which could result in all of its debt becoming immediately due and payable or require it to negotiate an amendment to financial or other covenants that could cause it to incur additional fees and expenses;

•	reducing the availability of cash flow to finance its business and limiting its ability to obtain additional financing for these purposes;
•	increasing its vulnerability to the impact of adverse economic and industry conditions;
•	limiting its flexibility in planning for, or reacting to, and increasing its vulnerability to, changes in its business and the overall economy; and increasing its cost of borrowing.

TEC has obligations that do not appear on its balance sheet, such as letters of credit.  To the extent material, these obligations are disclosed in the notes to the financial statements.

Financial market conditions could limit TEC’s access to capital and increase TEC’s costs of borrowing or refinancing, or have other adverse effects on its results.

TEC has debt maturing in subsequent years, which TEC anticipates will need to be refinanced. Future financial market conditions could limit TEC’s ability to raise the capital it needs and could increase its interest costs, which could reduce earnings and cash flows.

Declines in the financial markets or in interest rates used to determine benefit obligations could increase TEC’s pension expense or the required cash contributions to maintain required levels of funding for its plan.

TEC is a participant in the comprehensive retirement plans of TECO Energy. Under calculation requirements of the Pension Protection Act, as of the January 1, 2020 measurement date, TECO Energy’s pension plan was fully funded. Any future declines in the financial markets or interest rates could increase the amount of contributions required to fund its pension plan in the future and could cause pension expense to increase.

TEC’s financial condition and results could be adversely affected if its capital expenditures are greater than forecast or costs are not recoverable through rates.

For 2020, Tampa Electric is forecasting capital expenditures to support the current levels of customer growth, harden transmission and distribution facilities against storm damage, maintain transmission and distribution system reliability, modernize the Big Bend Power Station, invest in solar generation and maintain generating unit reliability and efficiency. For 2020, PGS is forecasting capital expenditures to support customer growth, system reliability, conversion of customers from other fuels to natural gas and to replace bare steel, cast iron and obsolete plastic pipe.

Total costs may be higher than estimated and there can be no assurance that TEC will be able to obtain the necessary project approvals, regulatory outcomes or applicable permits at the federal, state and or local level to recover such expenditures through regulated rates. If TEC’s capital expenditures exceed the forecasted levels or are not recoverable, it may need to draw on credit facilities or access the capital markets on unfavorable terms.

TEC’s financial condition and ability to access capital may be materially adversely affected by multiple ratings downgrades to below investment grade.

The senior unsecured debt of TEC is rated by S&P at ‘BBB+’, by Moody’s at ‘A3’ and by Fitch at ‘A’. A downgrade to below investment grade by the rating agencies, which would require a four-notch downgrade by Moody’s and Fitch and a three-notch downgrade by S&P, may affect TEC’s ability to borrow, may change requirements for future collateral or margin postings, and may increase financing costs, which may decrease earnings. Downgrades could adversely affect TEC’s relationships with customers and counterparties.

In the event TEC’s ratings were downgraded to below investment grade, certain agreements could require immediate payment or full collateralization of net liability positions. Counterparties to its derivative instruments could request immediate payment or full collateralization of net liability positions. Credit provisions in long-term gas transportation agreements would give the transportation providers the right to demand collateral, which is estimated to be approximately $110 million. Credit facilities or debt agreements do not have ratings downgrade covenants that would require immediate repayment.

Item 2. PROPERTIES

TEC believes that the physical properties of its operating companies are adequate to carry on their businesses as currently conducted. The properties of Tampa Electric are subject to a first mortgage bond indenture under which no bonds are currently outstanding.

TAMPA ELECTRIC

Tampa Electric has electric generating stations in service, with a December 2019 net winter generating capability of 5,641 MWs. Tampa Electric assets include the Big Bend Power Station (1,693 MWs capacity), the Bayside Power Station (2,083 capacity) and the Polk Power Station (1,420 MWs capacity). Also included in Tampa Electric’s assets at December 31, 2019 are ten solar arrays (445 MWs). In addition, solar arrays totaling 149 MWs were placed in service in early 2020.

Tampa Electric owns 186 substations having an aggregate transformer capacity of 23,200 mega volts amps. The transmission system consists of approximately 1,345 total circuit miles of high voltage transmission lines, including underground and double-circuit lines. The distribution system consists of approximately 6,250 circuit miles of overhead lines and approximately 5,550 circuit miles of underground lines. As of December 31, 2019, there were 787,400 meters in service. All of this property is located in Florida.

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

PEOPLES GAS SYSTEM

PGS’s distribution system extends throughout the areas it serves in Florida and consists of approximately 21,000 miles of pipe, including approximately 13,500 miles of mains and 7,500 miles of service lines. Mains and service lines are maintained under rights-of-way, franchises or permits.

PGS’s operations are located in 14 service areas throughout Florida. Most of the operations and administrative facilities are owned.

Item 3. LEGAL PROCEEDINGS

From time to time, TEC is involved in various legal, tax and regulatory proceedings before various courts, regulatory commissions and governmental agencies in the ordinary course of business. Where appropriate, accruals are made in accordance with accounting standards for contingencies to provide for matters that are probable of resulting in an estimable loss. For a discussion of legal proceedings and environmental matters, see Note 8 of the 2019 Annual TEC Consolidated Financial Statements.

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

OVERVIEW

TEC has regulated electric and gas utility operations in Florida. At December 31, 2019, Tampa Electric served approximately 779,000 customers in a 2,000-square-mile service area in West Central Florida and had electric generating plants with a winter peak generating capacity of 5,641 MW. PGS, Florida’s largest gas distribution utility, served approximately 406,000 residential, commercial, industrial and electric power generating customers at December 31, 2019 in all major metropolitan areas of the state, with a total natural gas throughput of approximately 2.1 billion therms in 2019.

TEC is a wholly owned subsidiary of TECO Energy, and TECO Energy is a wholly owned subsidiary of Emera. Therefore, TEC is an indirect, wholly owned subsidiary of Emera. See Note 10 to the 2019 Annual TEC Consolidated Financial Statements for information regarding related party transactions.

2019 PERFORMANCE

All amounts included in this MD&A are pre-tax, except net income and income taxes.

In 2019, TEC’s net income was $370 million, compared with $341 million in 2018. In 2018, as permitted by the FPSC, TEC offset the impact of estimated 2018 tax reform benefits with a $103 million charge to O&M expense related to Tampa Electric storm costs and a $11 million charge to amortization expense related to PGS’s regulatory asset associated with the MGP environmental liability (see Note 3 to the TEC Consolidated Financial Statements). Beginning on January 1, 2019, as approved by the FPSC, base rates were lowered due to the impact of U.S. tax reform by approximately $103 million annually at Tampa Electric and $12 million annually at PGS. Therefore, the decrease in revenue due to lower base rates from tax reform in 2019 was largely offset by lower O&M expense and lower amortization expense from the absence of the offsetting of U.S. tax reform benefits in 2018, resulting in minimal impact to the Consolidated Statements of Income. Excluding the impact of tax reform, storm costs and the MGP regulatory asset, 2019 results were impacted by higher base revenue, primarily related to the in-service of solar generation projects and customer growth, partially offset by higher interest expense and depreciation expense. See below for further detail regarding 2019 results as compared to 2018. For information regarding 2018 results as compared to 2017, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of TEC’s Annual Report on Form 10-K for the year ended December 31, 2018.

OUTLOOK

TEC’s earnings are most directly impacted by the allowed rate of return on equity and the capital structures approved by the FPSC, the prudent management of operating costs, the approved recovery of regulatory deferrals, weather and its impact on energy sales, and the timing and amount of capital expenditures.

Tampa Electric anticipates earning within its allowed ROE range in 2020 and expects rate base and earnings to be higher than in 2019. Tampa Electric expects customer growth rates in 2020 to be consistent with 2019, reflecting economic growth in Florida.

Assuming normal weather in 2020, Tampa Electric sales volumes are expected to be consistent with 2019 sales volumes (see Customer and Energy Sales Growth Outlook for further details).

Driven by customer demand and economic development across the state of Florida along with reliability infrastructure projects, PGS has plans for significant capital investments in 2020. The rate base growth from these investments along with other operating cost increases since the last rate increase, which occurred over 10 years ago in 2009, is expected to cause PGS to earn below its allowed ROE range in 2020. Consistent with its FPSC-approved 2018 tax reform settlement agreement, PGS is permitted to initiate a general base rate proceeding during 2020, regardless of its earned ROE at the time, provided the new rates do not become effective before January 1, 2021. As a result, on February 7, 2020, PGS notified the FPSC that it is planning to file a base rate proceeding in April for new rates effective January 2021.

PGS also expects customer growth rates in 2020 to be consistent with 2019, reflecting economic growth and the optimization of existing opportunities as the utility increases its market penetration in Florida. Assuming normal weather in 2020, PGS sales volumes are expected to increase at a level slightly above customer growth, as 2019 energy sales were negatively impacted by unfavorable winter weather.

On December 10, 2019, the FPSC approved Tampa Electric’s petition to reduce base rates and charges reflecting reduction of the state income tax rate from 5.5% to 4.5%. The tax rate reduction is effective retroactive from January 1, 2019 to December 31, 2021. The estimated base rate reduction of $5 million due to customers is subject to true-up, and the actual rate reduction may vary from year to year. The new lower rates were effective January 2020. In addition, in January 2020, Tampa Electric refunded $12 million to customers as a result of the final settlement agreement related to the netting of Hurricane Irma storm costs and 2018 U.S. tax reform benefits. See Note 3 to the 2019 Annual TEC Consolidated Financial Statements for additional information.

On October 3, 2019, the FPSC issued a rule to implement a storm protection plan cost recovery clause. This new clause provides a process for Florida investor-owned utilities, including Tampa Electric, to recover transmission and distribution storm hardening costs for incremental activities not already included in base rates. Subject to final approval of a FPSC rule, Tampa Electric expects to file a storm protection plan with the FPSC in the second quarter of 2020.

As of December 31, 2019, Tampa Electric has invested approximately $820 million in new utility-scale solar photovoltaic projects, which is recoverable through FPSC-approved SoBRAs. Tampa Electric expects to invest a total of approximately $850 million in these projects across its service territory through 2021. AFUDC is being earned on these projects during construction. Tampa Electric began receiving revenues of $24 million annually for the first tranche of its SoBRA in September 2018, $46 million annually for the second tranche in January 2019 and $26 million annually for the third tranche in January 2020. Tampa Electric expects to file its final SoBRA petition for the January 1, 2021 tranche in 2020. See Note 3 to the 2019 Annual TEC Consolidated Financial Statements for additional information. Tampa Electric also intends to invest approximately $800 million in an additional 600 MW of new utility-scale solar photovoltaic projects with targeted in-service dates during 2021 through 2023.

In 2020, TEC expects to invest approximately $1.4 billion, including AFUDC, in capital projects compared to $1.3 billion in 2019. Capital projects support normal system reliability and growth at the utilities. AFUDC will be earned on eligible capital projects during the construction periods. Tampa Electric investments include continuation of the modernization of the Big Bend Power Station, which received final state approval on July 25, 2019, solar investments and an AMI (Advanced Meter Infrastructure) project, which includes the installation of smart meters. PGS will make investments to expand its system and support customer growth, including expected investments related to compressed natural gas fueling stations, renewable natural gas and liquefied natural gas facilities, and continued replacement of obsolete plastic, cast iron and bare steel pipe. See Capital Investments below for further information.

These forecasts are based on our current assumptions described in the operating company discussion, which are subject to risks and uncertainties (see the Risk Factors section).

OPERATING RESULTS

This MD&A utilizes TEC’s consolidated financial statements, which have been prepared in accordance with U.S. GAAP. Our reported operating results are affected by several critical accounting estimates (see the Critical Accounting Policies and Estimates section).

The following table shows the revenues and net income of the business segments on a U.S. GAAP basis (see Note 11 to the 2019 Annual TEC Consolidated Financial Statements).

(millions)	2019	2018	2017
Revenues
Tampa Electric	$1,965	$2,066	$2,054
PGS	461	488	438
Eliminations	(22)	(30)	(22)
TEC	$2,404	$2,524	$2,470

Net income
Tampa Electric	$316	$294	$273
PGS	54	47	43
TEC	$370	$341	$316

TAMPA ELECTRIC

Electric Operations Results

Tampa Electric’s net income in 2019 was $316 million, compared with $294 million in 2018. Excluding the impact of tax reform and storm costs as disclosed in 2019 Performance above, results primarily reflected higher base revenues and lower income taxes, partially offset by higher depreciation expense and higher interest expense. Base revenues are energy sales excluding revenues from clauses, gross receipts taxes and franchise fees. Clauses, gross receipts taxes and franchise fees do not have a material effect on net income as these revenues substantially represent a dollar-for-dollar recovery of clause and other pass-through costs. See the Operating Revenues and Operating Expenses sections below for additional information.

The table below provides a summary of Tampa Electric’s revenue and expenses and energy sales by customer type.

Summary of Operating Results

(millions, except customers and total degree days)	2019	% Change	2018	% Change	2017
Revenues	$1,965	(5)	$2,066	1	$2,054
O&M expense	408	(19)	504	26	399
Depreciation and amortization expense	336	8	312	4	300
Taxes, other than income	165	(2)	168	4	162
Non-fuel operating expenses	909	(8)	984	14	861
Fuel expense	533	(8)	578	(5)	608
Purchased power expense	49	(17)	59	28	46
Total fuel & purchased power expense	582	(9)	637	(3)	654
Total operating expenses	1,491	(8)	1,621	7	1,515
Operating income	$474	7	$445	(17)	$539
AFUDC-equity	$11	10	$10	400	$2
Provision for income taxes	$59	(9)	$65	(62)	$171
Net income	$316	7	$294	8	$273
Megawatt-Hour Sales (thousands)
Residential	9,584	2	9,418	4	9,029
Commercial	6,240	(0)	6,266	(2)	6,362
Industrial	2,021	0	2,014	(0)	2,024
Other	1,939	0	1,933	9	1,771
Total retail	19,784	1	19,631	2	19,186
Off system sales	155	(46)	286	20	239
Total energy sold	19,939	0	19,917	3	19,425
Retail customers—(thousands)
At December 31	779	2	764	2	748
Retail net energy for load	20,770	1	20,663	2	20,297
Total degree days	4,568	(3)	4,711	4	4,520

Operating Revenues

Revenues, excluding the impact of tax reform as disclosed above, were $2 million higher than in 2018, primarily due to higher base revenue driven by the in-service of solar generation projects and customer growth, partially offset by lower clause revenue. Total degree days (a measure of heating and cooling demand) in Tampa Electric's service area in 2019 were 7% above normal and 3% below 2018. Total net energy for load, which is a calendar measurement of energy output, increased 1% in 2019 compared with 2018.

Customer and Energy Sales Growth Outlook

The Florida labor market continues to outperform the U.S. labor market. The local Tampa area unemployment rate improved to 3.2% in 2019 compared with 3.4% in 2018, which is below the Florida rate of 3.3% and the U.S. rate of 3.7% for 2019. The Florida and Tampa unemployment rates are expected to increase slightly in 2020. From 2019 to 2022, the economies of Florida’s and Tampa Electric’s service area, as measured by Real Gross State Product, are forecasted to expand at an average annual rate of 2.7%, outpacing the forecasted U.S. rate of 2.2%.

Population growth is forecasted to continue to be a major driver of customer growth for many years. Tampa Electric expects customer growth to be 1.5% to 2.0% annually over the next few years, assuming continued economic growth and business expansion.

For the past several years, weather-normalized energy consumption per residential customer declined due to the combined effects of voluntary conservation efforts, improvements in lighting and appliance efficiency. It is expected to continue to decline annually at an average annual rate of 0.6% over the next few years.

In 2020, retail energy sales are expected to be consistent with 2019 levels as 2019 energy sales benefitted from favorable weather while 2020 projections are based on normal weather. Over the longer-term, energy sales growth is expected to be around 1.0%. Energy sales growth projections reflect the offsetting impacts to customer growth from average energy consumption trends and assume continued local area economic growth, normal weather, and a continuation of the current energy market structure.

Tampa Electric anticipates earnings within the allowed ROE range in 2020 and expects earnings and rate base growth as a result of continued customer growth, increased investment in capital projects, and a focus on cost control.

Operating Expenses

In 2019, operations and maintenance expense, excluding all FPSC-approved cost-recovery clauses and the impact of regulatory agreements related to the recovery of storm costs and tax reform benefits as discussed above and in Note 3 to the TEC Consolidated Financial Statements, was consistent with 2018 primarily reflecting higher transmission and distribution costs as a result of line clearance costs and serving customer growth, offset by lower generation costs as a result of lower outage costs and stronger unit performance. Depreciation and amortization expense increased $24 million in 2019 from normal additions to facilities to reliably serve customers and the in-service of solar generation projects.

Excluding all FPSC-approved cost-recovery clause-related expense, O&M expense in 2020 is expected to be higher than in 2019 reflecting higher costs to safely and reliably serve customers. In 2020, depreciation expense is expected to increase due to solar project timings and normal plant additions.

Fuel Prices and Fuel Cost Recovery

In November 2019, the FPSC approved cost-recovery rates for fuel and purchased power, capacity, environmental and conservation costs for 2020. The rates include the expected cost for natural gas and coal in 2020, and a net prior period under-recovery true-up of fuel, purchased power and capacity clause expense. These rates are typically set annually, based on information provided in August of the year prior to the year the rates take effect.

Total fuel expense decreased in 2019 primarily due to lower natural gas prices. Delivered natural gas prices decreased 16% in 2019 as domestic natural gas supply and production far outpaced demand from LNG production and gas-fired electric generation. Delivered coal costs increased 9% in 2019. The average natural gas and coal costs were $3.44/MMBTU and $3.66/MMBTU, respectively, in 2019, compared with $4.07/MMBTU and $3.37/MMBTU, respectively, in 2018.

Total 2020 fuel and purchased power costs are expected to be less than incurred during 2019, which will be achieved using low-cost natural gas-fired generation.

PGS

Operating Results

In 2019, PGS reported net income of $54 million, compared with $47 million in 2018. Results reflect a 3.4% increase in number of customers in 2019 compared to 2018. Excluding the impact of tax reform as disclosed above, revenues were $16 million lower than the prior year primarily due to lower off-system sales, partially offset by customer growth. Excluding the impact of tax reform, base revenues were $4 million higher than 2018 primarily due to customer growth, partially offset by unfavorable weather in 2019. Operations and maintenance expense, excluding all FPSC-approved cost-recovery clauses, was $5 million higher than in 2018 primarily due to higher employee benefit costs, increased self-insurance costs, and higher cost to safely and reliably operate and maintain the growing distribution system. Depreciation and amortization decreased $19 million due to accelerated amortization of the regulatory asset associated with MGP environmental remediation costs in 2018 and reduced depreciation rates in 2019 related to the 2018 settlement agreement (see Note 3 to the TEC Consolidated Financial Statements), which were partially offset by normal asset growth. Return on investment in the cast iron and bare steel replacement rider was $4 million higher in the 2019 period.

In 2019 and 2018, total throughput for PGS was approximately 2.1 billion therms and 2.0 billion therms, respectively. See Business - Peoples Gas System- Gas Operations for information regarding therms by type of customer.

PGS provides transportation service to customers utilizing gas-fired technology in the production of electric power. In addition, PGS provides gas transportation service to large LNG facilities located in Jacksonville, Florida. PGS has also experienced interest in the usage of CNG as an alternative fuel for vehicles, especially refuse trucks and buses. Therms sold to CNG stations have increased steadily to 36 million therms sold in 2019 compared to 33 million therms in 2018. Currently, there are 54 CNG fueling stations connected to the PGS system, with more in progress. PGS owns three CNG filling stations, and the cost of these stations is recovered over time through a special rate approved by the FPSC. CNG conversions add therm sales to the gas system without requiring significant capital investment by PGS.

The actual cost of gas and upstream transportation purchased and resold to end-use customers is recovered through a PGA. Because this charge may be adjusted monthly based on a cap approved by the FPSC annually, PGS normally has a lower percentage of under- or over-recovered fuel cost than Tampa Electric.

The table below provides a summary of PGS’s revenue and expenses and therm sales by customer type.

Summary of Operating Results

(millions, except customers)	2019	% Change	2018	% Change	2017
Revenues	$461	(6)	$488	11	$438
Cost of gas sold	152	(16)	180	18	153
Operating expenses	222	(4)	231	15	201
Operating income	$87	13	$77	(8)	$84
Net income	$54	15	$47	9	$43
Therms sold – by customer segment
Residential	85	(2)	87	13	77
Commercial	517	1	510	4	489
Industrial	430	19	361	9	330
Off-system sales	188	(13)	217	8	201
Power generation	853	8	791	5	750
Total	2,073	5	1,966	6	1,847
Therms sold – by sales type
System supply	296	(10)	328	8	303
Transportation	1,777	8	1,638	6	1,544
Total	2,073	5	1,966	6	1,847
Customer (thousands) – at December 31(1)	406	4	392	4	378

See Business-Peoples Gas System-Competition for information regarding PGS’s transportation-only customers.

PGS Outlook

PGS expects customer growth rates in 2020 to be in line with 2019, reflecting its expectations that the housing markets in many areas of the state will continue to grow, allowing for new and existing gas main opportunities. Assuming normal weather in 2020, PGS sales volumes are expected to increase at a level slightly above customer growth as 2019 energy sales were negatively impacted by unfavorable winter weather. PGS anticipates earnings in 2020 to be consistent with 2019.

In January 2019, a base rate reduction went into effect to return US tax reform benefits to customers in accordance with the FPSC-approved tax reform settlement.  Excluding all FPSC-approved cost-recovery clause-related expenses, O&M expense in 2020 is expected to be higher than in 2019, driven by an increase in technology related costs, initiatives to enhance customer experience, and additional expense necessary to safely and reliably operate and maintain a growing distribution system. Depreciation and amortization expense is expected to increase in 2020 due to normal plant additions.

Complementing the strong residential construction market is PGS’s focus on extending the system to serve large commercial or industrial customers that are currently using petroleum or propane as fuel. The current relatively low natural gas prices and the lower emissions levels from using natural gas compared to other fuels make it attractive for these customers to convert from other fuels.

Due to expected growth in rate base in 2020, PGS anticipates earning below its allowed ROE range in 2020. On February 7, 2020, PGS notified the FPSC that it is planning to file a base rate proceeding in April for new rates effective January 2021.

OTHER ITEMS IMPACTING NET INCOME

Other Income, Net

Other income, net was $20 million and $18 million in 2019 and 2018, respectively, and included AFUDC-equity. AFUDC-equity was $11 million and $10 million in 2019 and 2018, respectively. The increase in AFUDC-equity is primarily due to Tampa Electric’s construction of the Big Bend modernization, solar generation and AMI as discussed in the Capital Investments section below. AFUDC is expected to increase in 2020 due to the timing of construction of the Big Bend modernization, solar generation, AMI and PGS expansion projects.

Interest Expense

In 2019, interest expense, excluding AFUDC-debt, was $139 million compared to $123 million in 2018. The increase reflected higher long-term borrowings.

Interest expense is expected to increase in 2020, reflecting higher balances and interest rates.

Income Taxes

The provision for income taxes decreased in 2019 primarily due to higher ITC amortization and lower Florida state tax rate.  Income tax expense as a percentage of income before taxes was 17.2% in 2019 and 19.2% in 2018. TEC expects the 2020 annual effective tax rate to be consistent with 2019.

TEC is included in a consolidated U.S. federal income tax return with EUSHI and its subsidiaries. TEC’s income tax expense is based upon a separate return method, modified for the benefits-for-loss allocation in accordance with TECO Energy’s and EUSHI’s respective tax sharing agreements. The cash payments for federal income taxes and state income taxes made under those tax sharing agreements totaled $63 million and $77 million in 2019 and 2018, respectively. The cash payments mainly differ year over year due to pre-tax income and timing of tax depreciation deductions.

For more information on our income taxes, including a reconciliation between the statutory federal income tax rate, the effective tax rate and impacts of tax reform, see Note 4 to the 2019 Annual TEC Consolidated Financial Statements.

LIQUIDITY, CAPITAL RESOURCES

Balances as of December 31, 2019

(millions)
Credit facilities	$550
Drawn amounts/LCs	349
Available credit facilities	201
Cash and short-term investments	14
Total liquidity	$215

Cash from Operating Activities

Cash flows from operating activities in 2019 were $841 million, an increase of $39 million compared to 2018. The increase is primarily due to lower Tampa Electric fuel under-recoveries, higher conservation clause and PGA clause over-recoveries, increases in revenue collected for the in-service of solar generation projects, and the timing of accounts payable, partially offset by lower base rates due to impact of tax reform and lower environmental clause over-recoveries.

Cash from Investing Activities

Cash flows from investing activities in 2019 resulted in a net use of cash of $1.3 billion, which primarily reflects capital expenditures. TEC expects capital spending in 2020 to be approximately $1.4 billion. See the Capital Investments section for additional information.

Cash from Financing Activities

Cash flows from financing activities in 2019 resulted in net cash inflows of $441 million. TEC received $395 million of equity contributions from Parent, $292 million from long-term debt issuances (see Note 7 to the 2019 Annual TEC Consolidated Financial Statements for details) and $127 million from the net increase in short-term debt. These increases in cash flows were partially offset by dividend payments to Parent of $373 million.

Cash and Liquidity Outlook

TEC’s tariff-based gross margins are the principal source of cash from operating activities. A diversified retail customer mix, primarily consisting of rate-regulated residential, commercial, and industrial customers, provides TEC with a reasonably predictable source of cash. In addition to using cash generated from operating activities, TEC uses available cash and credit facility borrowings to support normal operations and capital requirements. TEC may reduce short-term borrowings with cash from operations, long-term borrowings, or capital contributions from Parent. TEC expects to make significant capital expenditures in 2020 as it invests in solar projects, the modernization of the Big Bend power plant, smart meters, gas distribution system expansion and other projects. See Capital Investments section below for further detail on TEC’s projected capital expenditures. TEC intends to fund those capital expenditures with available cash on hand, cash generated from operating activities, cash from equity contributions and debt issuances so that Tampa Electric and PGS maintain their capital structures consistent with the regulatory arrangements. Debt raised is subject to applicable regulatory approvals. Future financial market conditions could increase TEC’s interest costs which could reduce earnings and cash flows.

As noted earlier, cash from operating activities and short-term borrowings are used to fund capital expenditures, which may result in periodic working capital deficits. The working capital deficit as of December 31, 2019 was primarily caused by short-term borrowings and periodic fluctuations in assets and liabilities related to FPSC clauses and riders. At December 31, 2019, TEC’s unused capacity under its credit facilities was $201 million.

TEC has credit facilities that provide $550 million of credit, including $150 million maturing in 2021 and $400 million available to 2022. See Note 6 to the 2019 Annual TEC Consolidated Financial Statements for additional information regarding the credit facilities. TEC believes that its liquidity is adequate for both the near and long term given its expected operating cash flows, capital expenditures and related financing plans.

TEC expects cash from operations in 2020 to be lower than in 2019 primarily due to lower recoveries of fuel and cost of gas sold, partially offset by increased revenues due to customer growth and solar investments at Tampa Electric (see Note 3 to the 2019 Annual TEC Consolidated Financial Statements). TEC plans to use cash in 2020 to fund capital spending and to pay dividends to its shareholder. Dividends are declared and paid at the discretion of TEC’s Board of Directors.

TEC’s credit facilities contain certain financial covenants (see Covenants in Financing Agreements section). TEC estimates that it could fully utilize the total available capacity under its facilities in 2020 and remain within the covenant restrictions.

Short-Term Borrowings

At December 31, 2019 and 2018, the following credit facilities and related borrowings existed.

	December 31, 2019			December 31, 2018
			Letters of			Letters of
	Credit	Borrowings	Credit	Credit	Borrowings	Credit
(millions)	Facilities	Outstanding(1)	Outstanding	Facilities	Outstanding(1)	Outstanding
5-year facility (2)	$400	$295	$1	$325	$131	$1
3-year accounts receivable facility (3)	150	53	0	150	90	0
Total	$550	$348	$1	$475	$221	$1

(1)	Borrowings outstanding are reported as notes payable.
(2)	This 5-year facility matures March 22, 2022.
(3)	This 3-year facility matures on March 22, 2021.

These credit facilities require commitment fees ranging from 12.5 to 35.0 basis points.  The weighted average interest rate on outstanding amounts payable under the credit facilities at December 31, 2019 and 2018 was 2.56% and 3.14%, respectively. For a complete description of the credit facilities see Note 6 to the 2019 Annual TEC Consolidated Financial Statements.

	Maximum	Minimum	Average	Average
	drawn	drawn	drawn	interest
(millions)	amount	amount	amount	rate
2019 credit facility utilization	$396	$13	$221	3.16%

Significant Financial Covenants

In order to utilize its bank credit facilities, TEC must meet certain financial tests as defined in the applicable agreements. In addition, TEC has certain restrictive covenants in specific agreements and debt instruments. At December 31, 2019, TEC was in compliance with all applicable financial covenants. The table that follows lists the significant financial covenants and the performance relative to them at December 31, 2019. Reference is made to the specific agreements and instruments for more details.

			Calculation
Instrument	Financial Covenant (1)	Requirement/Restriction	at December 31, 2019
Credit facility- $400 million (2)	Debt/capital	Cannot exceed 65%	46.5%
Accounts receivable credit facility- $150 million (2)	Debt/capital	Cannot exceed 65%	46.5%
(1)	As defined in each applicable instrument.
(2)	See Note 6 to the 2019 Annual TEC Consolidated Financial Statements for a description of the credit facilities.

Credit Ratings

	Standard & Poor’s (S&P)	Moody’s	Fitch (1)
Credit ratings of senior unsecured debt	BBB+	A3	A
Credit ratings outlook	Negative	Positive (2)	Stable

(1) Assigned by Fitch Ratings on June 13, 2019.

(2) Changed by Moody’s to Positive on December 19, 2019.

S&P, Moody’s and Fitch describe credit ratings in the A3 or A category as having a strong capacity to meet its financial commitments.  Ratings in the BBB or Baa category are described as representing adequate capacity for payment of financial obligations. The lowest investment grade credit ratings for S&P is BBB-, for Moody’s is Baa3 and for Fitch is BBB-; thus, the three credit rating agencies assign TEC’s senior unsecured debt investment-grade credit ratings.

A credit rating agency rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. TEC’s access to capital markets and cost of financing, including the applicability of restrictive financial covenants, are influenced by the ratings of its securities. In addition, certain of TEC’s derivative instruments contain provisions that require TEC’s debt to maintain investment grade credit ratings (see Note 14 to the 2019 Annual TEC Consolidated Financial Statements).

Summary of Contractual Obligations

The following table lists the contractual obligations of TEC, including cash payments to repay debt, interest payments, lease payments and unconditional commitments related to capital expenditures.

Contractual Cash Obligations at December 31, 2019

	Payments Due by Period
(millions)	Total	2020	2021	2022	2023	2024	After 2024
Long-term debt (1)	$2,904	$0	$279	$250	$0	$0	$2,375
Interest payment obligations(2)	2,699	132	124	117	110	110	2,106
Transportation(3)	3,089	200	217	220	197	190	2,065
Pension plan(4)	80	0	0	0	0	38	42
Capital projects(5)	415	186	84	79	66	0	0
Fuel and gas supply(3)	288	226	58	3	1	0	0
Purchased power	6	3	3	0	0	0	0
Long-term service agreements(6)	119	7	6	9	12	18	67
Operating leases	65	2	3	3	3	3	51
Demand side management(3)	10	4	3	3	0	0	0
Total contractual obligations	$9,675	$760	$777	$684	$389	$359	$6,706
(1)

Includes debt at Tampa Electric and PGS (see the Consolidated Statements of Capitalization and Note 7 to the 2019 Annual TEC Consolidated Financial Statements for a list of long-term debt and the respective due dates).

(2)

Future interest payments are calculated based on the assumption that all debt is outstanding until maturity. For debt instruments with variable rates, interest is calculated for all future periods using the rates in effect at December 31, 2019.

(3)	These payment obligations under contractual agreements of Tampa Electric and PGS are recovered from customers under regulatory clauses approved by the FPSC (see the Business section).
(4)

Under calculation requirements of the Pension Protection Act, as of the January 1, 2020 measurement date, the pension plan was fully funded. Under ERISA guidelines, TEC is not required to make additional cash contributions until 2024; however, TEC may elect to make discretionary cash contributions prior to that time. Future contributions are subject to annual valuation reviews, which may vary significantly due to changes in interest rates, discount rate assumptions, plan asset performance, which is affected by investment portfolio performance, and other factors (see Liquidity, Capital Resources section and Note 5 to the 2019 Annual TEC Consolidated Financial Statements).

(5)	Represents outstanding commitments for major capital projects, including solar projects, the modernization of the Big Bend power plant and smart meters.
(6)	Represents outstanding commitments for service, including long-term capitalized maintenance agreements for Tampa Electric’s CTs.

Off-Balance Sheet Arrangements and Contingent Obligations

TEC does not have any material off-balance sheet arrangements or contingent obligations not otherwise included in our Consolidated Financial Statements as of December 31, 2019.

Capital Investments

(millions)	Actual 2019	Forecasted 2020
Tampa Electric (1)
Renewable generation	$272	$315
Transmission	99	70
Distribution	277	195
Generation	334	305
Facilities, equipment, vehicles and other	76	105
Tampa Electric total	1,058	990
PGS	237	360
Net cash effect of accruals, retentions and AFUDC	(12)
Total	$1,283	$1,350
(1)	Individual line items exclude AFUDC-debt and equity.

Tampa Electric expects to invest approximately $850 million during 2017 through 2021 related to the 600 MW solar project recoverable under the SoBRAs as discussed in Outlook above and in Note 3 to the 2019 Annual TEC Consolidated Financial Statements. In addition, Tampa Electric intends to invest approximately $800 million in an additional 600 MW of new utility-scale solar photovoltaic projects with targeted in-service dates during 2021 through 2023.

Tampa Electric also expects to invest approximately $850 million during 2018 through 2023 to modernize the Big Bend Power Station, of which approximately $275 million has been invested through December 31, 2019. The Big Bend modernization project will retire Big Bend Unit 2 and repower Big Bend Unit 1 with natural gas combined-cycle technology and eliminate coal as this unit’s fuel, which will improve land, water and air emissions at Tampa Electric. This project is estimated to provide savings to customers compared to operating the unit on coal to the end of its life. The project will be capable of producing 1,090 MW when completed in 2023. The Big Bend Unit 1 components not used in the repowering and Big Bend Unit 2 will be retired before the original retirement date. In accordance with Tampa Electric’s 2017 settlement agreement, Tampa Electric is not required to file an asset recovery filing for early retired assets.

Tampa Electric’s 2019 capital expenditures included solar generation projects, the Big Bend modernization, storm hardening for the transmission and distribution systems, smart meters and the maintenance and refurbishment of existing generating facilities. In 2020, Tampa Electric expects capital expenditures to include solar generation projects, the Big Bend modernization, storm hardening for the transmission and distribution systems, new technology for distribution system modernization, smart meters and the maintenance and refurbishment of existing generating facilities.

Capital expenditures in 2019 for PGS included maintenance of the existing system, expansion of the system and replacement of cast iron, bare steel and obsolete plastic pipe. In addition, PGS expects to invest in 2020 for projects associated with customer growth, system expansion to serve large commercial and industrial customers, including continued interest in the conversion of vehicle fleets to CNG, LNG facilities, potentially renewable natural gas facilities and information technology investments. The remainder of PGS’s capital expenditure forecast for 2020 includes amounts related to ongoing renewal, replacement and system safety, including the replacement of cast iron, bare steel and obsolete plastic pipe, which is recovered through a rider clause (see the Business–PGS-Regulation section).

The forecasted capital expenditures shown above are based on current estimates and assumptions. Actual capital expenditures could vary materially from these estimates due to changes in and timing of projects and changes in costs for materials or labor (see the Risk Factors section).

Capital Structure

Tampa Electric and PGS maintained capital structures consistent with their regulatory arrangements. At December 31, 2019, TEC’s year-end capital structure was 47% debt and 53% common equity. At December 31, 2018, TEC’s year-end capital structure was 46% debt and 54% common equity.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of consolidated financial statements requires management to make various estimates and assumptions that affect revenues, expenses, assets, liabilities and disclosures. The policies and estimates identified below are, in the view of management, the more significant accounting policies and estimates used in the preparation of our consolidated financial statements. These estimates and assumptions are based on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates and judgments under different assumptions or conditions. See Note 1 to the 2019 Annual TEC Consolidated Financial Statements for a description of TEC’s significant accounting policies and the estimates and assumptions used in the preparation of the consolidated financial statements.

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

TEC’s most significant regulatory liability relates to non-ARO costs of removal and regulatory tax liability. The non-ARO costs of removal represent estimated funds received from customers through depreciation rates to cover future non-legally required cost of removal of property, plant and equipment upon retirement. TEC accrues for removal costs over the life of the related assets based on depreciation studies approved by the FPSC. The costs are estimated based on historical experience and future expectations, including expected timing and estimated future cash outlays. The regulatory tax liability is the offset to the adjustment to the deferred tax liability remeasured as a result of tax reform. See Note 4 to the 2019 Annual TEC Consolidated Financial Statements for further information.

The application of regulatory accounting guidance is a critical accounting policy since a difference in these assumptions and actual results may result in a material impact on reported assets and the results of operations (see Note 3 to the 2019 Annual TEC Consolidated Financial Statements).

Income Taxes

TEC uses the asset and liability method in the measurement of deferred income taxes. Under the asset and liability method, TEC estimates the current tax exposure and assesses the temporary differences resulting from differing treatment of items, such as depreciation, for financial statement and tax purposes. These differences are reported as deferred taxes measured at enacted rates in the consolidated financial statements. Management reviews all reasonably available current and historical information, including forward-looking information, to determine if it is more likely than not that some or the entire deferred tax asset will not be realized. If TEC determines that it is likely that some or all of a deferred tax asset will not be realized, then a valuation allowance is recorded to report the balance at the amount expected to be realized. At December 31, 2019, TEC does not have a valuation allowance. At December 31, 2019, TEC had a net deferred income tax liability of $758 million, attributable primarily to property-related items.

See further discussion of uncertainty in income taxes, impacts of tax reform and other tax items in Note 4 to the 2019 Annual TEC Consolidated Financial Statements.

Unbilled Revenue

Electric and gas revenues are billed on a systematic basis over a one-month period. At the end of each month, TEC must make an estimate of energy delivered to customers for related revenues earned but not yet billed. TEC’s unbilled revenue is estimated based on several factors, including current month’s generation, estimated customer usage by class, weather, line losses, timing of meter reads and applicable customer rates. Based on the extent of the estimates included in the determination of unbilled revenue, actual results may differ from the estimate.

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

Several statistical and other factors which attempt to anticipate future events are used in calculating the expenses and liabilities related to these plans. Key factors include assumptions about the expected rates of return on plan assets, discount rates and mortality rates. TECO Energy determines these factors within certain guidelines and with the help of external consultants. TECO Energy considers market conditions, including changes in investment returns and interest rates, in making these assumptions.

Pension plan assets (plan assets) are invested in a mix of equity and fixed-income securities. The expected return on assets assumption was based on expectations of long-term inflation, real growth in the economy, fixed income spreads and equity premiums consistent with the company’s portfolio, with provision for active management and expenses paid from the trust that holds the plan assets. The expected return on assets was 7.35% as of January 1, 2019 and 7.00% as of October 31, 2019 when a plan remeasurement occurred as a result of a plan curtailment. The expected return on assets was 6.85% and 7.00% in 2018 and 2017, respectively. Given recent strong capital market returns and market expectations for long-term interest rates, TECO Energy expects the expected return on assets to be 7.00% for 2020. Actual earned returns in 2019 were 26%.

The discount rate assumption used to measure the 2019, 2018 and 2017 benefit expense was an above-mean yield curve. The above-mean yield curve technique matches the yields from high-quality (AA-rated, non-callable) corporate bonds to the company’s projected cash flows for the plans to develop a present value that is converted to a discount rate assumption, which is subject to change each year.

For the December 31, 2017 measurement, TECO Energy used a discount rate of 4.16% for pension benefits under its qualified plan and 4.28% for its other postretirement benefits. For the December 31, 2018 measurement, TECO Energy used a discount rate of 3.63% for pension benefits under its qualified plan and 3.70% for its other postretirement benefits. For the January 1, 2019 measurement, TECO Energy used a discount rate of 4.34% for pension benefits under its qualified plan and 4.38% for its other postretirement benefits. For the October 31, 2019 remeasurement that occurred as a result of a plan curtailment, TECO Energy used a discount rate of 3.13% for pension benefits under its qualified plan.

Holding all other assumptions constant, a 1% decrease in the assumed rate of return on pension plan assets or the discount rate assumption would have had in 2019 and is anticipated to have in 2020 the following impact on TEC’s after-tax pension cost:

Year	1% Decrease in Assumed Expected Return on Assets	1% Decrease in Assumed Discount Rate
2019	$6 million increase	$2 million increase
2020	$5 million increase	$2 million increase

In October 2019, the Society of Actuaries (SOA) released its final report of the Pri-2012 Private Retirement Plans Mortality Tables. The SOA tables incorporate the results of the SOA’s study of actuarial mortality in pension plans from 2010-2014. TECO Energy has determined that these base mortality tables are appropriate for valuing the postretirement plans. In 2017, 2018 and 2019, the SOA updated the projection scale. For mortality improvements reflected in the 2017, 2018 and 2019 year-end measurements, TECO Energy used an updated projection scale based on the SOA’s scale but modified with a shorter grade-down period and lower ultimate rates of mortality improvement at the older ages. TECO Energy believes these tables are more appropriate and reflective of its population.

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

See the discussion of employee postretirement benefits in Note 5 to the 2019 Annual TEC Consolidated Financial Statements.

RECENTLY ISSUED ACCOUNTING STANDARDS

Change in Accounting Policy

The new U.S. GAAP accounting policies that are applicable to, and adopted by TEC in 2019, are described as follows:

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

TEC’s adoption of this new standard resulted in right-of-use (ROU) assets and lease liabilities of approximately $20 million as of January 1, 2019. The ROU assets and lease liabilities were measured at the present value of remaining lease payments using TEC’s incremental borrowing rate.

There was no impact to opening retained earnings as at January 1, 2019 or TEC’s net income or cash flows for the year ended December 31, 2019 as a result of the adoption of the standard. There were no significant impacts to TEC’s accounting for lessor arrangements. Refer to Note 13 for further detail.

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

Cloud Computing

In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The standard allows entities who are customers in hosting arrangements that are service contracts to apply the existing internal-use software guidance to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. The guidance specifies classification for capitalizing implementation costs and related amortization expense within the financial statements and requires additional disclosures. The guidance is effective for annual reporting periods, including interim reporting within those periods, beginning after December 15, 2019. Early adoption is permitted and can be applied either retrospectively or prospectively. TEC early adopted the standard effective January 1, 2019 and elected to apply the guidance prospectively. There was no material impact on the consolidated financial statements as a result of the adoption of this standard.

Future Accounting Pronouncements

TEC considers the applicability and impact of all ASUs issued by FASB. The following updates have been issued by FASB, but have not yet been adopted by TEC. Any ASUs not included below were assessed and determined to be either not applicable to TEC or to have insignificant impact on the consolidated financial statements.

Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. The standard provides guidance regarding the measurement of credit losses for financial assets and certain other instruments that are not accounted for at fair value through net income, including trade and other receivables, net investment in leases, and off-balance sheet credit exposures. The new guidance requires companies to replace the current incurred loss impairment methodology with a methodology that measures all expected credit losses for financial assets based on historical experience, current conditions, and reasonable and supportable forecasts. The guidance expands the disclosure requirements regarding credit losses, including the credit loss methodology and credit quality indicators. TEC adopted ASU 2016-13 effective January 1, 2020, with no significant changes to accounting and disclosure identified related to the adoption of the standard.

Simplifying the Accounting for Income Taxes

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes. The standard simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740 related to the approach for intraperiod tax allocation, simplifies aspects of accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The guidance will be effective for annual reporting periods, including interim reporting within those periods, beginning after December 15, 2020, with early adoption permitted. The standard will be applied on both a prospective and retrospective basis. TEC is currently evaluating the impact of adoption of the standard on its consolidated financial statements.

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

CAIR/CSAPR

Based on updated EPA modeling, Florida is no longer subject to Cross-State Air Pollution Rule (CSAPR) requirements.  On May 13, 2019, EPA finalized the determination that Florida is meeting its “good neighbor” obligation to prohibit emissions from contributing significantly to nonattainment or interfering with maintenance status in another state. This confirms that Florida is meeting its cross-state air transport obligations under the Clean Air Act.

Hazardous Air Pollutants (HAPS) Maximum Achievable Control Technology (MACT) Mercury Air Toxics Standards (MATS)

On June 29, 2015, the U.S. Supreme Court remanded the EPA’s Mercury Air Toxics Standards (MATS) to the U.S. District of Columbia Circuit Court (the D.C. Circuit Court) for failing to properly consider the cost of compliance. The litigation is currently in abeyance while EPA reconsiders its action. MATS remains in effect until the D.C. Circuit Court acts.

All of Tampa Electric’s conventional coal-fired units are already equipped with electrostatic precipitators, scrubbers and SCRs, and the Polk Unit 1 IGCC unit emissions are minimized in the gasification process. Tampa Electric is uniquely positioned to be able to meet the MATS standards without considerable impacts, compared to others who had not taken similar early actions. Therefore, Tampa Electric has minimized the impact of this rule and has demonstrated compliance on all applicable units with the most stringent “Low Emitting Electric Generating Unit” classification for MATS with nominal additional capital investment.

Carbon Reductions and GHG

Tampa Electric has historically supported voluntary efforts to reduce carbon emissions and has taken significant steps to reduce overall emissions at Tampa Electric’s facilities. Since 1998, Tampa Electric has reduced its system wide emissions of CO2 by approximately 50%, bringing emissions to below 1990 levels. Tampa Electric CO2 emissions continue to remain below 1990 levels. In addition to the emission decreases in 2005 as the result of the repowering of two Gannon Station coal units to natural gas and the shut-down of the remaining Gannon Station coal-fired units, Tampa Electric has optimized its existing coal units to operate on natural gas. During this same time frame, the number of retail customers and retail energy sales have risen by approximately 38% and 22%, respectively. Tampa Electric is also substantially reducing CO2 emissions by significantly expanding the use of solar power, repowering Big Bend Unit 1 steam turbine, and retiring Big Bend Unit 2. See Capital Investments above for information regarding Tampa Electric’s solar projects. By 2023, the Big Bend Unit 1 modernization project, capable of producing 1,090 megawatts of power, will lead to system-wide emissions that are expected to be nearly half of 1998-level emissions.

On June 19, 2019, EPA released a final rule, named the Affordable Clean Energy (ACE) rule, to establish emission guidelines for states to address GHG emissions from existing coal-fired electric generating units (EGUs).  The rule provides emission guidelines to replace the CPP and inform the development of state plans to reduce GHG emissions from certain coal-fired EGUs. In the guidelines, EPA determined that heat rate improvement measures are the best system of emission reduction for existing coal-fired EGUs. This action also provides implementing regulations for emission guidelines issued under Section 111(d) of the Clean Air Act. Tampa Electric has emission units that are subject to this rule and has engaged in the development of a state plan that could be finalized by the end of 2020.

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

The final EPA rule for existing steam electric effluent limit guidelines (ELGs) became effective January 4, 2016 and establishes limits for wastewater discharges from flue gas desulfurization (FGD) processes, fly ash and bottom ash transport water, leachate from ponds and landfills containing coal combustion residuals, gasification processes, and flue gas mercury controls. The new guidelines are expected to be incorporated into National Pollutant Discharge Elimination System permit renewals for Big Bend Station (FGD wastewater and bottom ash transport water) and Polk Power Station (gasification wastewater) to achieve compliance as soon as possible after November 1, 2018, but no later than December 31, 2023.  The EPA decided to extend the near-term deadlines for FGD waste water and bottom ash transport water to as soon as possible after November 1, 2020. On November 22, 2019, EPA published in the Federal Register its proposed updates to the ELGs. EPA revised limits for both bottom ash transport water and FGD wastewater and extended the final compliance deadline by two years for FGD wastewater.

EPA Waters of the US

In June 2015, the U.S. Army Corps of Engineers (Corps) and the EPA issued a rule defining “Waters of the United States” (WOTUS) for purposes of federal Clean Water Act (CWA) jurisdiction. The final rule took effect on August 28, 2015. The rule has the effect of defining the scope of agency jurisdiction under the CWA very broadly. In August 2015, a federal judge in North Dakota issued an injunction against the implementation of the rule in certain states. In October 2015, the Sixth Circuit Court of Appeals issued a nationwide stay of WOTUS, effectively ending the implementation of the rule in the 37 states that were not subject to the prior injunction.  This stay is temporary, pending the outcome of litigation. On February 28, 2017, President Trump issued an Executive Order directing the EPA and the Corps to review the rule. In June 2018, EPA and the Corps issued a draft prepublication notice to clarify, supplement and seek additional comment to the July 27, 2017 proposal to repeal the 2015 WOTUS Rule and restore the regulatory text that existed prior to the 2015 rule. On August 16, 2018, a federal court in South Carolina restored the 2015 rule, putting it back into effect in 26 states but not in the other 24 states with federal court injunctions against it. Both Florida and New Mexico remain under the federal court injunctions. On February 14, 2019, the U.S. EPA and Corps published their proposed new “Revised Definition of WOTUS” in the Federal Register. On October 22, 2019, the Corps and EPA published in the Federal Register the final rule repealing the 2015 Rule and restoring the regulatory text that existed prior to the 2015 Rule. The agencies will implement the pre-2015 Rule regulations informed by applicable agency guidance documents and consistent with Supreme Court decisions and prior agency practice. This final rule became effective on December 23, 2019.

Superfund and Former Manufactured Gas Plant Sites

TEC, through its Tampa Electric and PGS divisions, is a PRP for certain superfund sites and, through its PGS division, for certain former manufactured gas plant sites. While the joint and several liability associated with these sites presents the potential for significant response costs, as of December 31, 2019. TEC has estimated its ultimate financial liability to be $21 million, primarily at

PGS. This amount has been accrued and is primarily reflected in the long-term liability section under “Other” on the Consolidated Balance Sheets. The environmental remediation costs associated with these sites are expected to be paid over many years.

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

Factors that could impact these estimates include the ability of other PRPs to pay their pro-rata portion of the cleanup costs, additional testing and investigation which could expand the scope of the cleanup activities, additional liability that might arise from the cleanup activities themselves or changes in laws or regulations that could require additional remediation. Under current regulations, these costs are recoverable through customer rates established in subsequent base rate proceedings. See Note 3 to the 2019 Annual TEC Consolidated Financial Statements for information regarding an agreement approved by the FPSC to accelerate the amortization of the regulated asset associated with this liability.

Coal Combustion Residuals Recycling and Regulation

Tampa Electric produces ash and other by-products, collectively known as CCRs, at its Big Bend and Polk Power stations. An annual average of 95% of all CCRs produced at these facilities is marketed to customers for beneficial use in commercial and industrial products.

The EPA’s final CCR rule became effective on October 19, 2015 and regulates CCRs as non-hazardous solid waste. On February 2, 2016, the FPSC approved Tampa Electric’s proposed CCR compliance program for recovery of certain capital and O&M expenses through the ECRC. On December 12, 2017, the FPSC approved an additional petition for recovery of expenses associated with the closure of Tampa Electric’s Big Bend Economizer Ash and Pyrite Ponds which began in late November 2018. The O&M expenses for disposal of CCRs from this project began in 2019 and will continue through 2021. Closure of Tampa Electric’s West Slag Dewatering Pond and improvements to Tampa Electric’s North Gypsum Stackout Area are scheduled to be completed in 2020. In June 2018, the EPA finalized Phase I revisions to the rule which provide clarifications and additional flexibility for certain rule requirements. In August 2019, the EPA proposed Phase II revisions to the rule and solicited public comments on these revisions. These include a revised beneficial use definition and restrictions on offsite beneficial use storage piles, both of which could negatively affect management and recycling of CCRs by TEC customers. TEC is joining with other affected parties to comment on these potential changes. On November 4, 2019, the EPA proposed an additional rule to establish the deadlines for unlined impoundments to cease receiving CCRs and initiate closure.  Although the presumptive deadline is August 31, 2020, the rule would allow a company self validated extension of 90 days, with an alternate deadline of October 15, 2023 for facilities that can substantiate a lack of CCR disposal capacity. However, based on other requirements of the CCR Rule, as well as commitments related to state solid waste regulations, TEC is already in the process closing its regulated CCR Units by October 2021. See Note 12 to the 2019 Annual TEC Consolidated Financial Statements for information regarding the estimated impact on Tampa Electric’s AROs.

Conservation

In 2019, Tampa Electric continued to offer its customers a comprehensive array of residential and commercial Demand Side Management (DSM) programs that enabled the company to meet its required DSM goals, reduce weather-sensitive peak demand and conserve energy. During 2019, Tampa Electric proposed DSM goals for the 2020-2029 period to the FPSC. The FPSC voted to revert back to the DSM goals for the 2020-2024 period; these goals having been developed during the 2015-2024 goals setting process. On a five-year basis, this decision increased the proposed annual energy goals by 7.1% from 78.6 GWh to 84.2 GWh. Establishing these DSM goals for the 10-year period is required every five years.

In 2019, Tampa Electric met all the annual and incremental energy and demand DSM goals. To achieve these DSM goals, Tampa Electric offered 39 cost-effective DSM Programs. These programs and their costs are approved annually by the FPSC with the costs recovered through a clause rate on the customer’s electric bill. Since their inception, Tampa Electric’s conservation programs have contributed to reducing the summer peak demand by 765 MWs and the winter peak demand by 1,271 MWs.

In 2019, PGS received approval of its proposed DSM goals from the FPSC which will cover the 2019-2028 period. Within this DSM goals approval, was the approval of two new DSM programs, an online energy audit program for residential customers and a walkthrough energy audit for commercial customers. PGS also developed and filed its DSM plan in November 2019, which will support the achievement of these DSM goals on an annual basis.  Starting in 2019, PGS initiated the reporting of annual energy reduction achievements as part of meeting the requirements of Florida Energy Efficiency and Conservation Act.  In 2019, PGS’s conservation programs saved 768,072 therms on an ongoing basis. These programs and their costs are approved annually by the FPSC with the costs recovered through a clause rate on the customer’s gas bill.

REGULATION

See the Business section (Tampa Electric – Electric Operations and Peoples Gas System – Gas Operations sections) and Note 3 to the 2019 Annual TEC Consolidated Financial Statements for a description of the utilities’ base rates, cost-recovery clauses and competition.

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

On November 6, 2017, the FPSC approved an amended and restated settlement agreement filed by Tampa Electric, which includes a provision for a moratorium on hedging of natural gas purchases ending on December 31, 2022 (see Note 3 to the 2019 Annual TEC Consolidated Financial Statements). As of December 31, 2019, TEC had no hedges of natural gas purchases in place.

Credit Risk

TEC has a rigorous process for the establishment of new trading counterparties and evaluation of current counterparties. This process includes an evaluation of each counterparty’s credit ratings, as applicable, and/or its financial statements, with attention paid to liquidity and capital resources; establishment of counterparty specific credit limits; optimization of credit terms; and execution of standardized enabling agreements. TEC manages credit risk with policies and procedures for counterparty analysis, exposure measurement, and exposure monitoring and mitigation. Credit assessments are conducted on all counterparties, and deposits or collateral are requested on any high-risk accounts.

Certain of TEC’s derivative instruments, including NPNS agreements as disclosed in Note 14 to the 2019 Annual TEC Consolidated Financial Statements, contain provisions that require our debt to maintain an investment-grade credit rating from any or all of the major credit rating agencies. If TEC’s debt ratings were to fall below investment grade or not be rated, it could trigger these provisions, and the counterparties to the derivative instruments could demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions.

Interest Rate Risk

TEC is exposed to changes in interest rates primarily as a result of borrowing activities. TEC may enter into futures, swaps and option contracts, in accordance with the approved risk management policies and procedures, to moderate this exposure to interest rate changes and achieve a desired level of fixed and variable rate debt. As of December 31, 2019, TEC had no hedges of interest rates in place. As of December 31, 2019 and 2018, a hypothetical 10% increase in TEC’s weighted-average interest rate on its variable rate debt during the subsequent year would not have resulted in a material impact on pre-tax earnings. This is driven by the low amounts of variable rate debt at TEC. A hypothetical 10% increase in interest rates would have decreased the fair market value of our long-term debt by 4.4% at December 31, 2019 and 5.2% at December 31, 2018. See the Financing Activity section and Notes 6 and 7 to the 2019 Annual TEC Consolidated Financial Statements. These amounts were determined based on the variable rate obligations existing on the indicated dates at TEC. The above sensitivities assume no changes to TEC’s financial structure and could be affected by changes in TEC’s credit ratings, changes in general economic conditions or other external factors (see the Risk Factors section).

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

Regulated Utilities

Tampa Electric’s fuel costs used for generation are affected primarily by the price of natural gas and, to a lesser degree, the cost of coal, oil and petcoke. Tampa Electric’s use of natural gas, with its more volatile pricing, for generation of electricity increased to 90% in 2019 from 82% in 2018 (see the Business section). PGS has exposure related to the price of purchased gas and pipeline capacity.

Currently, TEC’s commodity price risks are largely mitigated by the fact that increases in the price of prudently incurred fuel and purchased power are recovered through FPSC-approved cost-recovery clauses, with no anticipated effect on earnings. However, increasing fuel cost-recovery has the potential to affect total energy usage and the relative attractiveness of electricity and natural gas to consumers. TEC manages commodity price risk by entering into long-term fuel supply agreements, prudently operating plant facilities to optimize cost, and prior to the moratorium mentioned above, entering into derivative transactions designated as cash flow hedges of anticipated purchases of wholesale natural gas. At December 31, 2019 and 2018, a change in commodity prices would not have had a material impact on earnings for Tampa Electric or PGS, but could have had an impact on the timing of the cash recovery of the cost of fuel.

TAMPA ELECTRIC COMPANY

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholder and the Board of Directors of Tampa Electric Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Tampa Electric Company (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income and comprehensive income, and cash flows for each of the two years in the period ended December 31, 2019, the related consolidated statements of capitalization as of and for each of the two years in the period ended December 31, 2019 and 2018, and the related notes and schedule of valuation and qualifying accounts and reserves for the year ended December 31, 2019 and 2018 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2018.

Tampa, Florida

February 18, 2020

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of Tampa Electric Company

Opinion on the Financial Statements

We have audited the consolidated statements of income and comprehensive income, of capitalization, and of cash flows of Tampa Electric Company and its subsidiaries (the “Company”) for the year ended December 31, 2017, including the related notes and schedule of valuation and qualifying accounts and reserves for the year ended December 31, 2017 appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of these consolidated financial statements in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

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

/s/ PricewaterhouseCoopers LLP

New York, New York

February 9, 2018

We served as the Company's auditor from at least 1934 to 2018. We have not been able to determine the specific year we began serving as auditor of the Company.

TAMPA ELECTRIC COMPANY

Consolidated Balance Sheets

Assets	December 31,	December 31,
(millions)	2019	2018
Property, plant and equipment
Utility plant
Electric	$10,578	$9,645
Gas	2,012	1,793
Utility plant, at original costs	12,590	11,438
Accumulated depreciation	(3,472)	(3,214)
Utility plant, net	9,118	8,224
Other property	13	12
Total property, plant and equipment, net	9,131	8,236

Current assets
Cash and cash equivalents	14	15
Receivables, less allowance for uncollectibles of $2 and $2 at December 31, 2019 and 2018, respectively	206	258
Due from affiliates	14	4
Inventories, at average cost
Fuel	36	46
Materials and supplies	104	100
Regulatory assets	41	88
Prepayments and other current assets	10	6
Total current assets	425	517

Deferred debits
Regulatory assets	396	370
Other	55	32
Total deferred debits	451	402
Total assets	$10,007	$9,155

The accompanying notes are an integral part of the consolidated financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Balance Sheets—continued

Liabilities and Capital	December 31,	December 31,
(millions)	2019	2018
Capitalization
Common stock	$3,385	$2,990
Accumulated other comprehensive loss	(1)	(1)
Retained earnings	311	314
Total capital	3,695	3,303
Long-term debt	2,869	2,575
Total capital	6,564	5,878

Current liabilities
Notes payable	348	221
Accounts payable	296	251
Due to affiliates	20	24
Customer deposits	132	132
Regulatory liabilities	93	44
Accrued interest	13	16
Accrued taxes	14	13
Other	44	84
Total current liabilities	960	785

Long-term liabilities
Deferred income taxes	758	799
Regulatory liabilities	1,210	1,266
Investment tax credits	164	74
Deferred credits and other liabilities	351	353
Total deferred credits	2,483	2,492

Commitments and Contingencies (see Note 8)

Total liabilities and capital	$10,007	$9,155

The accompanying notes are an integral part of the consolidated financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Statements of Income and Comprehensive Income

(millions)
For the years ended December 31,	2019	2018	2017
Revenues
Electric	$1,961	$2,063	$2,052
Gas	443	461	418
Total revenues	2,404	2,524	2,470
Expenses
Fuel	516	551	588
Purchased power	49	59	46
Cost of natural gas sold	152	180	153
Operations & maintenance	543	632	513
Depreciation and amortization	377	372	350
Taxes, other than income	206	208	198
Total expenses	1,843	2,002	1,848
Income from operations	561	522	622
Other income
Allowance for other funds used during construction	11	10	2
Other income, net	9	8	8
Total other income	20	18	10
Interest charges
Interest expense	139	123	120
Allowance for borrowed funds used during construction	(5)	(5)	(1)
Total interest charges	134	118	119
Income before provision for income taxes	447	422	513
Provision for income taxes	77	81	197
Net income	370	341	316
Other comprehensive income, net of tax
Gain on cash flow hedges	0	1	1
Total other comprehensive income, net of tax	0	1	1
Comprehensive income	$370	$342	$317

The accompanying notes are an integral part of the consolidated financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Statements of Cash Flows

(millions)
For the years ended December 31,	2019	2018	2017
Cash flows from operating activities
Net income	$370	$341	$316
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	377	372	350
Deferred income taxes and investment tax credits	15	(1)	192
Allowance for equity funds used during construction	(11)	(10)	(2)
Deferred recovery clauses	63	(55)	(83)
Receivables, less allowance for uncollectibles	52	(2)	(43)
Inventories	6	4	13
Taxes accrued	1	6	(9)
Accounts payable	(4)	11	(16)
Regulatory assets and liabilities	1	98	(100)
Other(2)	(29)	38	(6)
Cash flows from operating activities	841	802	612
Cash flows used in investing activities
Capital expenditures(1)	(1,283)	(1,109)	(640)
Net proceeds from sale of assets	0	1	0
Cash flows used in investing activities	(1,283)	(1,108)	(640)
Cash flows from or used in financing activities
Equity contributions from TECO Energy	395	345	190
Proceeds from long-term debt issuance	292	714	0
Repayment of long-term debt	0	(304)	0
Net change in short-term debt (maturities of 90 days or less)	127	216	(165)
Proceeds from other short-term debt (maturities over 90 days)	0	0	300
Repayment of other short-term debt (maturities over 90 days)	0	(300)	0
Dividends to TECO Energy	(373)	(362)	(292)
Other financing activities	0	(1)	(2)
Cash flows from financing activities	441	308	31
Net increase (decrease) in cash and cash equivalents	(1)	2	3
Cash and cash equivalents at beginning of the year	15	13	10
Cash and cash equivalents at end of the year	$14	$15	$13

Supplemental disclosure of cash paid (received):
Interest	$134	$112	$115
Income taxes	$63	$77	$13
Supplemental disclosure of non-cash activities
(1) Change in accrued capital expenditures	$17	$40	$(16)
     (2) The 2017 amount includes the net impact of the change in deferred taxes as a result of tax reform with an offset to a regulatory liability of $755 million.

The accompanying notes are an integral part of the consolidated financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Statements of Capitalization

				Accumulated
				Other
		Common	Retained	Comprehensive	Total
(millions, except share amounts)	Shares (1)	Stock	Earnings	Loss	Capital
Balance, December 31, 2016	10	2,456	$311	$(3)	$2,764
Net income			316		316
Other comprehensive income, after tax				1	1
Equity contributions from Parent		190			190
Dividends to Parent (2)			(292)		(292)
Other		(1)			(1)
Balance, December 31, 2017	10	$2,645	$335	$(2)	$2,978
Net income			341		341
Other comprehensive income, after tax				1	1
Equity contributions from Parent		345			345
Dividends to Parent (2)			(362)		(362)
Balance, December 31, 2018	10	$2,990	$314	$(1)	$3,303
Net income			370		370
Equity contributions from Parent		395			395
Dividends to Parent (2)			(373)		(373)
Balance, December 31, 2019	10	$3,385	$311	$(1)	$3,695

Preferred stock – $100 par value

1.5 million shares authorized, none outstanding.

Preferred stock – no par

2.5 million shares authorized, none outstanding.

Preference stock – no par

2.5 million shares authorized, none outstanding.

(1)	Common stock without par value, 25 million shares authorized
(2)

Dividends are declared and paid at the discretion of TEC’s Board of Directors. Quarterly dividends paid on February 15, May 15, August 15 and November 15 during 2019. Quarterly dividends paid on February 15, June 15, August 15 and November 15 during 2018. Quarterly dividends paid on February 15, May 15, August 15 and November 29 during 2017.

The accompanying notes are an integral part of the consolidated financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Statements of Capitalization – continued

At December 31, 2019 and 2018, TEC had the following long-term debt outstanding:

Long-Term Debt
(millions)		Due	2019	2018
Tampa Electric	Notes (1)(2)(3) : 5.40%	2021	232	232
	2.60%	2022	225	225
	6.55%	2036	250	250
	6.15%	2037	190	190
	4.10%	2042	250	250
	4.35%	2044	290	290
	4.20%	2045	230	230
	4.30%	2048	275	275
	4.45%	2049	350	350
	3.63%	2050	275	0
	Total long-term debt of Tampa Electric		2,567	2,292
PGS	Notes (1)(2)(3) : 5.40%	2021	47	47
	2.60%	2022	25	25
	6.15%	2037	60	60
	4.10%	2042	50	50
	4.35%	2044	10	10
	4.20%	2045	20	20
	4.30%	2048	75	75
	4.45%	2049	25	25
	3.63%	2050	25	0
	Total long-term debt of PGS		337	312
Total long-term debt			2,904	2,604
Unamortized debt discount, net			(10)	(7)
Debt issuance costs			(25)	(22)
Total carrying amount of long-term debt			2,869	2,575
Less amount due within one year			0	0
Total long-term debt			$2,869	$2,575

(1)  These senior unsecured debt securities are subject to redemption in whole or in part, at any time, at the option of the issuer.

(2)  These long-term debt agreements contain various restrictive covenants.

(3)  The amounts shown are allocations to Tampa Electric and PGS of TEC Notes.

The accompanying notes are an integral part of the consolidated financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Statements of Capitalization—continued

At December 31, 2019, long-term debt had a carrying amount of $2,869 million and an estimated fair market value of $3,335 million. At December 31, 2018, total long-term debt had a carrying amount of $2,575 million and an estimated fair market value of $2,686 million. The fair value of the debt securities is determined using Level 2 measurements (see Note 15 for information regarding the fair value hierarchy).

A substantial part of Tampa Electric’s tangible assets are pledged as collateral to secure its first mortgage bonds. There are currently no bonds outstanding under Tampa Electric’s first mortgage bond indenture, and Tampa Electric could cause the lien associated with this indenture to be released at any time. Gross maturities and annual sinking fund requirements of long-term debt are as follows:

Long-Term Debt Maturities

							Total
As of December 31, 2019							Long-Term
(millions)	2020	2021	2022	2023	2024	Thereafter	Debt
Tampa Electric	$0	$232	$225	$0	$0	$2,110	$2,567
PGS	0	47	25	0	0	265	337
Total long-term debt maturities	$0	$279	$250	$0	$0	$2,375	$2,904

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

TEC is a wholly owned subsidiary of TECO Energy, Inc. and contains electric and natural gas divisions. Intercompany balances and transactions within the divisions have been eliminated in consolidation. TECO Energy is a wholly owned indirect subsidiary of Emera. Therefore, TEC is an indirect, wholly owned subsidiary of Emera.

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

For other property dispositions, the cost and accumulated depreciation are removed from the balance sheet and a gain or loss is recognized.

Property, plant and equipment consisted of the following assets:

(millions)	Estimated Useful Lives	December 31, 2019	December 31, 2018
Electric generation	21-56 years	$5,370	$5,038
Electric transmission	28-77 years	940	880
Electric distribution	14-56 years	2,732	2,568
Gas transmission and distribution	16-77 years	1,848	1,678
General plant and other	8-43 years	675	613
Total cost		11,565	10,777
Less accumulated depreciation		(3,472)	(3,214)
Construction work in progress		1,038	673
Total property, plant and equipment, net		$9,131	$8,236

Depreciation

The provision for total regulated utility plant in service, expressed as a percentage of the original cost of depreciable property, was 3.4%, 3.5% and 3.7% for 2019, 2018 and 2017, respectively. Construction work in progress is not depreciated until the asset is placed in service. Total depreciation expense for the years ended December 31, 2019, 2018 and 2017 was $359 million, $345 million and $332 million, respectively. See Note 3 for information regarding agreements approved by the FPSC that, among other things, reduced PGS’s annual depreciation expense by $10 million beginning January 1, 2019. On August 6, 2019, the FPSC granted Tampa Electric’s request to suspend $15 million of 2019-2021 AMI depreciation and begin depreciating its AMI assets as of January 1, 2022, when all AMI assets will be in place and fully functional.

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

Allowance for Funds Used During Construction

AFUDC is a non-cash credit to income with a corresponding charge to utility plant which represents the cost of borrowed funds and a reasonable return on other funds used for construction. Tampa Electric’s FPSC-approved rate used to calculate AFUDC is revised periodically to reflect significant changes in Tampa Electric’s cost of capital. In 2019, 2018 and 2017, Tampa Electric’s rate was 6.46%. In July 2019, the FPSC approved a petition filed by PGS for authority to record AFUDC at an annual rate of 5.97% as part of its plans to develop three expansion projects in 2019 and 2020. Total AFUDC for the years ended December 31, 2019, 2018 and 2017 was $16 million, $15 million and $2 million, respectively. The increase in 2019 and 2018 is primarily a result of the construction of solar projects and the repowering of Big Bend Unit 1 with natural gas combined-cycle technology.

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

Deferred Income Taxes

TEC uses the asset and liability method in the measurement of deferred income taxes. Under the asset and liability method, the temporary differences between the financial statement and tax bases of assets and liabilities are reported as deferred taxes measured at enacted tax rates. Tampa Electric and PGS are regulated, and their books and records reflect approved regulatory treatment, including certain adjustments to accumulated deferred income taxes and the establishment of a corresponding regulatory tax liability reflecting the amount payable to customers through future rates. See Note 4 for additional details, including the impacts of tax reform in 2017.

Investment Tax Credits

ITCs have been recorded as deferred credits and are being amortized as reductions to income tax expense over the service lives of the related property. As of December 31, 2019 and 2018, ITCs were $164 million and $74 million, respectively. The increase is due to solar projects placed in service in 2019.

Stranded Tax Effects in Accumulated Other Comprehensive Income

TEC utilizes a portfolio approach to determine the timing and extent to which stranded income tax effects from items that were previously recorded in accumulated other comprehensive income are released.

Revenue Recognition

Regulated electric revenue

Electric revenues, including energy charges, demand charges, basic facilities charges and applicable clauses and riders, are recognized when obligations under the terms of a contract are satisfied. This occurs primarily when electricity is delivered to customers over time as the customer simultaneously receives and consumes the benefits of the electricity. Electric revenues are recognized on an accrual basis and include billed and unbilled revenues. Revenues related to the sale of electricity are recognized at rates approved by the respective regulator and recorded based on metered usage, which occur on a periodic, systematic basis, generally monthly. At the end of each reporting period, the electricity delivered to customers, but not billed, is estimated and the corresponding unbilled revenue is recognized. Tampa Electric’s estimate of unbilled revenue at the end of the reporting period is calculated by estimating the number of MWH delivered to customers at the established rate expected to prevail in the upcoming billing cycle. This estimate includes assumptions as to the pattern of energy demand, timing of meter reads and line losses.

Regulated gas revenue

Gas revenues, including energy charges, demand charges, basic facilities charges and applicable clauses and riders, are recognized when obligations under the terms of a contract are satisfied. This occurs primarily when gas is delivered to customers over time as the customer simultaneously receives and consumes the benefits of the gas. Gas revenues are recognized on an accrual basis and include billed and unbilled revenues.  Revenues related to the distribution and sale of gas are recognized at rates approved by the regulator and recorded based on metered usage, which occur on a periodic, systematic basis, generally monthly. At the end of each reporting period, the gas delivered to customers, but not billed, is estimated and the corresponding unbilled revenue is recognized. PGS’s estimate of unbilled revenue at the end of the reporting period is calculated by estimating the number of therms delivered to customers at the established rate expected to prevail in the upcoming billing cycle. This estimate includes assumptions as to the pattern of usage, weather, and inter-period changes to customer classes.

Other

See Accounting for Franchise Fees and Gross Receipts below for the accounting for gross receipts taxes. Sales and other taxes TEC collects concurrent with revenue-producing activities are excluded from revenue.

Revenues and Cost Recovery

Revenues include amounts resulting from cost-recovery clauses which provide for monthly billing charges to reflect increases or decreases in fuel, purchased power, conservation and environmental costs for Tampa Electric and purchased gas, interstate pipeline capacity, replacement of cast iron/bare steel pipe and conservation costs for PGS. These adjustment factors are based on costs incurred and projected for a specific recovery period. Any over- or under-recovery of costs plus an interest factor are taken into account in the process of setting adjustment factors for subsequent recovery periods. Over-recoveries of costs are recorded as regulatory liabilities, and under-recoveries of costs are recorded as regulatory assets.

Certain other costs incurred by the regulated utilities are allowed to be recovered from customers through prices approved in the regulatory process. These costs are recognized as the associated revenues are billed.

Receivables and Allowance for Uncollectible Accounts

Receivables from contracts with customers, which consist of services to residential, commercial, industrial and other customers, were $205 million and $226 million as of December 31, 2019 and 2018, respectively. An allowance for uncollectible accounts is established based on TEC’s collection experience. Circumstances that could affect Tampa Electric’s and PGS’s estimates of uncollectible receivables include, but are not limited to, customer credit issues, the level of fuel prices, customer deposits and general economic conditions. Accounts are written off once they are deemed to be uncollectible.

The regulated utilities accrue base revenues for services rendered but unbilled to provide for matching of revenues and expenses (see Note 3). As of December 31, 2019 and 2018, unbilled revenues of $61 million and $67 million, respectively, are included in the “Receivables” line item on TEC’s Consolidated Balance Sheets. At December 31, 2019, Tampa Electric and PGS had unbilled revenues of $48 million and $13 million, respectively.

Accounting for Franchise Fees and Gross Receipts Taxes

Tampa Electric and PGS are allowed to recover certain costs incurred on a dollar-for-dollar basis from customers through rates approved by the FPSC. The amounts included in customers’ bills for franchise fees and gross receipt taxes are included as revenues on the Consolidated Statements of Income. Franchise fees and gross receipt taxes payable by Tampa Electric and PGS are included as an expense on the Consolidated Statements of Income in “Taxes, other than income”. These amounts totaled $117 million, $120 million and $113 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Deferred Credits and Other Liabilities

Other deferred credits primarily include accrued pension and other postretirement benefits (see Note 5), MGP environmental remediation liability (see Note 8), asset retirement obligations (see Note 12), lease liabilities (see Note 13) and a reserve for auto, general and workers’ compensation liability claims.

TECO Energy and its subsidiaries, including TEC, have a self-insurance program supplemented by excess insurance coverage for the cost of claims whose ultimate value exceeds the company’s retention amounts. TEC estimates its liabilities for auto, general and workers’ compensation using discount rates mandated by statute or otherwise deemed appropriate for the circumstances. Discount rates used in estimating these other self-insurance liabilities at December 31, 2019 and 2018 ranged from 2.66% to 4.00% and 4.00% to 4.01%, respectively.

Cash Flows Related to Derivatives and Hedging Activities

TEC classifies cash inflows and outflows related to derivative and hedging instruments in the appropriate cash flow sections associated with the item being hedged. For natural gas, the cash inflows and outflows are included in the operating section of the Consolidated Statements of Cash Flows. For interest rate swaps that settle coincident with the debt issuance, the cash inflows and outflows are treated as premiums or discounts and included in the financing section of the Consolidated Statements of Cash Flows. See Note 14 for further information regarding derivatives.

Reclassifications

Certain reclassifications were made to prior year amounts to conform to current period presentation, including the separate presentation of ITCs on TEC’s Consolidated Balance Sheet. None of the reclassifications affected TEC’s net income or financial position in any period.

2. New Accounting Pronouncements

Change in Accounting Policy

The new U.S. GAAP accounting policies that are applicable to, and adopted by TEC in 2019, are described as follows:

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

TEC’s adoption of this new standard resulted in right-of-use (ROU) assets and lease liabilities of approximately $20 million as of January 1, 2019. The ROU assets and lease liabilities were measured at the present value of remaining lease payments using TEC’s incremental borrowing rate.

There was no impact to opening retained earnings as at January 1, 2019 or TEC’s net income or cash flows for the year ended December 31, 2019 as a result of the adoption of the standard. There were no significant impacts to TEC’s accounting for lessor arrangements. Refer to Note 13 for further detail.

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

Cloud Computing

In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The standard allows entities who are customers in hosting arrangements that are service contracts to apply the existing internal-use software guidance to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. The guidance specifies classification for capitalizing implementation costs and related amortization expense within the financial statements and requires additional disclosures. The guidance is effective for annual reporting periods, including interim reporting within those periods, beginning after December 15, 2019. Early adoption is permitted and can be applied either retrospectively or prospectively. TEC early adopted the standard effective January 1, 2019 and elected to apply the guidance prospectively. There was no material impact on the consolidated financial statements as a result of the adoption of this standard.

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

Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. The standard provides guidance regarding the measurement of credit losses for financial assets and certain other instruments that are not accounted for at fair value through net income, including trade and other receivables, net investment in leases, and off-balance sheet credit exposures. The new guidance requires companies to replace the current incurred loss impairment methodology with a methodology that measures all expected credit losses for financial assets based on historical experience, current conditions, and reasonable and supportable forecasts. The guidance expands the disclosure requirements regarding credit losses, including the credit loss methodology and credit quality indicators. TEC adopted ASU 2016-13 effective January 1, 2020, with no significant changes to accounting and disclosure identified related to the adoption of the standard.

Simplifying the Accounting for Income Taxes

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes. The standard simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740 related to the approach for intraperiod tax allocation, simplifies aspects of accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The guidance will be effective for annual reporting periods, including interim reporting within those periods, beginning after December 15, 2020, with early adoption permitted. The standard will be applied on both a prospective and retrospective basis. TEC is currently evaluating the impact of adoption of the standard on its consolidated financial statements.

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

Tampa Electric Base Rates

Tampa Electric’s results for 2017 reflect the stipulation and settlement agreement entered into on September 6, 2013, which resolved all matters in Tampa Electric’s 2013 base rate proceeding.

This agreement provided for an additional $110 million in base revenue effective the date that the expansion of Tampa Electric’s Polk Power Station went into service, which was January 16, 2017. The agreement provided for Tampa Electric’s allowed regulatory ROE to be a mid-point of 10.25% with a range of plus or minus 1%. The agreement stated that Tampa Electric could not file for additional base rate increases to be effective sooner than January 1, 2018, unless its earned ROE were to fall below 9.25% before that time. If its earned ROE were to rise above 11.25%, any party to the agreement other than Tampa Electric could seek a review of its base rates. Under the agreement, the allowed equity in the capital structure is 54% from investor sources of capital and Tampa Electric began using a 15-year amortization period for all computer software.

Tampa Electric’s results for 2019 and 2018 reflect an amended and restated settlement agreement, approved by the FPSC on November 6, 2017, that replaced the existing 2013 base rate settlement agreement described above and extended it another four years through 2021.The amended agreement provides for SoBRAs for TEC’s substantial investments in solar generation. Tampa Electric expects to invest approximately $850 million in these solar projects during the period from 2017 to 2021, of which approximately $820 million has been invested through December 31, 2019, and is accruing AFUDC during construction. The agreement includes a sharing provision that allows customers to benefit from 75% of any cost savings for projects below $1,500/kWac.

On December 12, 2017, TEC filed its first petition regarding the SoBRAs along with supporting tariffs demonstrating the cost-effectiveness of the September 1, 2018 tranche representing 145 MW and $24 million annually in estimated revenue requirements. The FPSC approved the tariffs on the first SoBRA filing on May 8, 2018 and TEC began receiving these revenues in September 2018.

On June 29, 2018, TEC filed its second SoBRA petition along with supporting tariffs demonstrating the cost-effectiveness of the January 1, 2019 tranche representing 260 MW and $46 million annually in estimated revenue requirements. The FPSC approved the tariffs on the second SoBRA filing on October 29, 2018 and TEC began receiving these revenues in January 2019. On June 28, 2019, TEC filed its third SoBRA petition along with supporting tariffs demonstrating the cost-effectiveness of the January 1, 2020 tranche representing 149 MW and $26 million annually in estimated revenue requirements. The FPSC approved the tariffs on this SoBRA filing, including an adjustment to reflect the reduction in the state corporate income tax discussed below, on December 10, 2019. The 2017 settlement agreement provides for a potential revenue adjustment of an additional $10 million for 50 MWs effective on January 1, 2021. TEC expects to file its final SoBRA petition for the January 1, 2021 tranche in 2020.

The agreement further maintains Tampa Electric’s allowed regulatory ROE and allowed equity in the capital structure and extends the rate freeze date from January 1, 2018 to December 31, 2021, subject to the same ROE thresholds. The agreement further contains a provision related to tax reform.  See “Tampa Electric Storm Restoration Cost Recovery” below for information regarding the impact of tax reform. An asset optimization provision that allows Tampa Electric to share in the savings for optimization of its system once certain thresholds are achieved is also included. Additionally, Tampa Electric agreed to a financial hedging moratorium for natural gas ending on December 31, 2022 and that it will make no investments in gas reserves.

On November 13, 2019, as required by the 2017 settlement agreement, TEC filed its petition to reduce base rates and charges to reflect the impact of the temporary reduction of the state corporate income tax from 5.5% to 4.5%. The tax rate reduction was issued on September 12, 2019 and is effective retroactive from January 1, 2019 through December 31, 2021. The estimated base rate reduction due to customers of $5 million is subject to true-up, and the actual rate reduction may vary from year to year. The base rate reduction was approved on December 10, 2019 for rates effective January 2020.

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

On April 9, 2019, Tampa Electric reached a settlement agreement with consumer parties regarding eligible storm costs, which was approved by the FPSC on May 21, 2019. As a result, Tampa Electric refunded $12 million to customers in January 2020, resulting in minimal impact to the Consolidated Statements of Income.

In 2019, Tampa Electric incurred storm restoration preparation costs for Hurricane Dorian estimated to be approximately $8 million, which was charged to the storm reserve regulatory liability.

PGS Base Rates and Impact of Tax Reform

PGS’s base rates were established in May 2009. The allowed equity in its capital structure is 54.7% from all investor sources of capital.

On February 7, 2017, the FPSC approved a settlement agreement filed by PGS and the OPC agreeing to new depreciation rates, accelerate the amortization of the regulatory asset associated with environmental remediation costs as described below, include obsolete plastic pipe replacements through the existing cast iron and bare steel replacement rider, and establish an ROE range of  9.25% to 11.75%. The settlement agreement provided that the bottom of the range will remain until the earlier of new base rates established in PGS’s next general base rate proceeding or December 31, 2020 and the ROE of 10.75% will continue to be used for the calculation of return on investment for clauses and riders.

As part of the settlement, PGS and the OPC agreed that at least $32 million of PGS’s regulatory asset associated with the environmental liability for current and future remediation costs related to former MGP sites, to the extent expenses are reasonably and prudently incurred, will be amortized over the period 2016 through 2020. At least $21 million of that amount will be amortized over a two-year recovery period beginning in 2016. In 2017 and 2016, PGS recorded $5 million and $16 million, respectively, of this amortization expense.

The 2017 PGS settlement agreement did not contain a provision for tax reform. In 2018, the FPSC approved a settlement agreement authorizing PGS to accelerate in 2018 the remaining amortization of PGS’s regulatory asset associated with the MGP environmental liability up to the $32 million to net it against the estimated 2018 tax reform benefits. Therefore, PGS recorded amortization expense and a regulatory asset reduction of $11 million in 2018. In January 2019, PGS reduced its base rates by $12 million for the impact of tax reform and reduced depreciation rates by $10 million in accordance with the settlement agreement.

PGS is permitted to initiate a general base rate proceeding during 2020 regardless of its earned ROE at the time, provided the new rates do not become effective before January 1, 2021. As a result of increased forecasted revenue requirements, on February 7, 2020, PGS notified the FPSC that it is planning to file a base rate proceeding in April for new rates effective January 2021.

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

Details of the regulatory assets and liabilities are presented in the following table:

Regulatory Assets and Liabilities

	December 31,	December 31,
(millions)	2019	2018
Regulatory assets:
Regulatory tax asset (1)	$74	$56
Cost-recovery clauses (2)	12	55
Environmental remediation (3)	20	23
Postretirement benefits (4)	295	295
Asset retirement obligation (5)	25	18
Other	11	11
Total regulatory assets	437	458
Less: Current portion	41	88
Long-term regulatory assets	$396	$370
Regulatory liabilities:
Regulatory tax liability (6)	$699	$715
Cost-recovery clauses (2)	37	17
Accumulated reserve—cost of removal (7)	506	513
Storm reserve (8)	48	56
Other	13	9
Total regulatory liabilities	1,303	1,310
Less: Current portion	93	44
Long-term regulatory liabilities	$1,210	$1,266
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

(6)

The regulatory tax liability is primarily related to the revaluation of TEC’s deferred income tax balances recorded on December 31, 2017 at the lower income tax rate due to U.S. tax reform. The liability related to the revaluation of the deferred income tax balances is amortized and returned to customers through rate reductions or other revenue offsets based on IRS regulations and the settlement agreement for tax reform benefits approved by the FPSC. This regulatory tax liability also includes Tampa Electric’s estimate for the state corporate tax rate change enacted in the third quarter of 2019. See Note 4 to the TEC Consolidated Financial Statements for further information.

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

(8)	See “Tampa Electric Storm Restoration Cost Recovery” discussion above for information regarding this reserve.

4. Income Taxes

On December 22, 2017, the U.S. Tax Cuts and Jobs Act of 2017 (the Act) was signed into legislation. The Act includes a broad range of tax reform proposals affecting businesses, effective January 1, 2018 which provide a corporate federal tax rate reduction from 35% to 21%, 100% asset expensing, limitation of interest deduction, the repeal of section 199 domestic production deduction and the preservation of the existing normalization rules. The Act also provides that regulated electric and gas companies are exempt from the 100% asset expensing and interest expense deduction limitation. In accordance with U.S. accounting standards, TEC was required to revalue its deferred income tax assets and liabilities based on the new 21% federal tax rate. Additionally, under FPSC rules TEC was required to adjust deferred income tax assets and liabilities for changes in tax rates with a corresponding regulatory liability for the excess deferred taxes generated by the tax rate differential. See Note 3.

Change in Florida Corporate Income Tax Rate

On September 12, 2019, the state of Florida issued a corporate tax rate reduction from 5.5% to 4.46% effective January 1, 2019 through December 31, 2021. TEC recorded a $4 million tax benefit, of which $3 million is expected to be refunded to customers in 2020 and is reflected as a regulatory liability. In addition, TEC recorded an estimated $5 million decrease to its deferred tax liability and an increase to its regulatory tax liability due to the revaluation of TEC’s state deferred income tax balances at 4.46% over the 2019-2021 period. See Note 3.

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

In 2019, 2018 and 2017, TEC recorded net tax provisions of $77 million, $81 million and $197 million, respectively.

Income tax expense consists of the following components:

Income Tax Expense (Benefit)

(millions)
For the year ended December 31,	2019	2018	2017
Current income taxes
Federal	$56	$72	$(1)
State	6	10	6
Deferred income taxes
Federal	7	(13)	170
State	13	13	23
Investment tax credits amortization	(5)	(1)	(1)
Total income tax expense	$77	$81	$197

For the three years presented, the overall effective tax rate differs from the U.S. federal statutory rate as presented below:

Effective Income Tax Rate

(millions)
For the year ended December 31,	2019	2018	2017
Income before provision for income taxes	$447	$422	$513
Federal statutory income tax rates	21%	21%	35%
Income taxes, at statutory income tax rate	94	89	180
Increase (decrease) due to
State income tax, net of federal income tax	15	19	19
Excess deferred tax amortization	(25)	(24)	0
ITC amortization	(5)	(1)	(1)
AFUDC-equity	(2)	(2)	(1)
Tax credits	(1)	(2)	(3)
Other	1	2	3
Total income tax expense on consolidated statements of income	$77	$81	$197
Income tax expense as a percent of income before income taxes	17.2%	19.2%	38.4%

Deferred Income Taxes

Deferred taxes result from temporary differences in the recognition of certain liabilities or assets for tax and financial reporting purposes. The principal components of TEC’s deferred tax assets and liabilities recognized in the balance sheet are as follows:

(millions)
As of December 31,	2019	2018
Deferred tax liabilities (1)
Property related	$1,036	$969
Pension and postretirement benefits	111	105
Total deferred tax liabilities	1,147	1,074
Deferred tax assets (1)
Loss and credit carryforwards (2)	243	146
Medical benefits	27	24
Insurance reserves	16	17
Pension and postretirement benefits	63	63
Capitalized energy conservation assistance costs	17	16
Other	23	9
Total deferred tax assets	389	275
Total deferred tax liability, net	$758	$799
(1)	Certain property related assets and liabilities have been netted.
(2)	Deferred tax assets for net operating loss and tax credit carryforwards have been reduced by unrecognized tax benefits of $9 million.

At December 31, 2019, TEC had cumulative unused federal and Florida NOLs for income tax purposes of $340 million and $274 million, respectively, expiring between 2032 and 2037. TEC has unused general business credits of $175 million expiring between 2027 and 2039, of which $163 million relate to ITCs expiring between 2034 and 2039. As a result of the Merger with Emera, TECs NOLs and credits will be utilized by EUSHI, in accordance with the benefits-for-loss allocation which provide that tax attributes are utilized by the consolidated tax return group of EUSHI.

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

The following table provides details of the change in unrecognized tax benefits as follows:

(millions)	2019	2018	2017
Balance at January 1,	$8	$8	$7
Increases due to tax positions related to prior year	1	0	0
Increases due to tax positions related to current year	0	0	1
Balance at December 31,	$9	$8	$8

As of December 31, 2019 and 2018, TEC’s uncertain tax positions for federal R&D tax credits were $9 million and $8 million, respectively, all of which was recorded as a reduction of deferred income tax assets for tax credit carryforwards. TEC expects that the total unrecognized tax benefits will decrease and be recognized within the next twelve months due to the ongoing audit examination of TECO Energy’s consolidated federal income tax return for the short tax year ending June 30, 2016. TEC had $9 million and $8 million of unrecognized tax benefits at December 31, 2019 and 2018, respectively, that, if recognized, would reduce TEC’s effective tax rate.

TEC recognizes interest accruals related to uncertain tax positions in “Other income” or “Interest expense”, as applicable, and penalties in “Operation and maintenance expense” in the Consolidated Statements of Income. In 2019, 2018 and 2017, TEC did not recognize any pre-tax charges (benefits) for interest. Additionally, TEC did not have any accrued interest at December 31, 2019, 2018 and 2017. No amounts have been recorded for penalties.

The short tax year ending June 30, 2016 is currently under examination by the IRS under its Compliance Assurance Program (CAP). EUSHI’s 2016 consolidated federal income tax return, which includes TEC’s short tax year ending December 31, 2016, is also currently under examination by the IRS. The U.S. federal statute of limitations remains open for the year 2016 and forward. Florida’s statute of limitations is three years from the filing of an income tax return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. Years still open to examination by Florida’s tax authorities include 2005 and forward as a result of TECO Energy’s consolidated Florida net operating loss still being utilized.

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

Effective October 21, 2019, the defined benefit retirement plan was amended to freeze further crediting of service and earnings for certain participants covered by the International Brotherhood of Electrical Workers (the IBEW) collective bargaining agreement. As of December 31, 2019, 24% of TEC’s employees are represented by the IBEW. As a result, a curtailment and a remeasurement of the plan occurred in the fourth quarter of 2019. See curtailment-related line items in tables below.

As the result of a reorganization of shared services functions, certain employees and their associated pension benefits were transferred from TSI to TEC effective December 2019. Deferred costs related to pension benefits that were recognized by TSI in AOCI are now recognized in TEC as regulatory assets. The balances at December 31, 2019 are reflective of this transfer.

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

As the result of a reorganization of shared services functions, certain employees and their associated other postretirement benefits were transferred from TSI to TEC effective December 2019. Deferred costs related to other postretirement benefits that were recognized by TSI in AOCI are now recognized in TEC as regulatory assets. The balances at December 31, 2019 are reflective of this transfer.

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

TECO Energy	Pension Benefits		Other Benefits (2)
Obligations and Funded Status
(millions)	2019	2018	2019	2018
Change in benefit obligation
Benefit obligation at beginning of year	$750	$812	$173	$193
Service cost	20	21	1	2
Interest cost	31	29	7	7
Plan participants’ contributions	0	0	4	4
Plan curtailment	(10)	0	0	0
Plan settlement	(5)	(7)	0	0
Benefits paid	(49)	(55)	(14)	(19)
Actuarial loss (gain)	106	(50)	9	(14)
Benefit obligation at end of year	$843	$750	$180	$173

Change in plan assets
Fair value of plan assets at beginning of year	$659	$766	$0	$0
Actual return on plan assets	165	(63)	0	0
Employer contributions	20	10	0	0
Employer direct benefit payments	6	8	10	15
Plan participants’ contributions	0	0	4	4
Plan settlement	(5)	(7)	0	0
Benefits paid	(48)	(54)	0	0
Direct benefit payments	(1)	(1)	(14)	(19)
Fair value of plan assets at end of year (1)	$796	$659	$0	$0
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

At December 31, the aggregate financial position for TECO Energy pension plans and Florida-based other postretirement plans with benefit obligations in excess of plan assets was as follows:

TECO Energy	Pension Benefits		Other Benefits (1)
Funded Status
(millions)	2019	2018	2019	2018
Benefit obligation (PBO/APBO)	$843	$750	$180	$173
Less: Fair value of plan assets	796	659	0	0
Funded status at end of year	$(47)	$(91)	$(180)	$(173)
(1)	Represent amounts for TECO Energy’s Florida-based other postretirement benefit plan.

The accumulated benefit obligation for TECO Energy consolidated defined benefit pension plans was $801 million at December 31, 2019 and $705 million at December 31, 2018.

The amounts recognized in TEC’s Consolidated Balance Sheets for pension and other postretirement benefit obligations and plan assets at December 31 were as follows:

TEC	Pension Benefits		Other Benefits
Amounts recognized in balance sheet
(millions)	2019	2018	2019	2018
Accrued benefit costs and other current liabilities	$(1)	$(5)	$(11)	$(10)
Deferred credits and other liabilities	(42)	(68)	(156)	(137)
	$(43)	$(73)	$(167)	$(147)

Unrecognized gains and losses and prior service credits and costs are recorded in regulatory assets for TEC. The following table provides a detail of the unrecognized gains and losses and prior service credits and costs.

TEC	Pension Benefits		Other Benefits
Amounts recognized in regulatory assets
(millions)	2019	2018	2019	2018
Net actuarial loss (gain)	$244	$251	$51	$45
Amount recognized	$244	$251	$51	$45

Assumptions used to determine benefit obligations at December 31:

	Pension Benefits		Other Benefits
	2019	2018	2019	2018
Discount rate	3.21%	4.33%	3.32%	4.38%
Rate of compensation increase	3.79%	3.75%	3.79%	3.75%
Healthcare cost trend rate
Immediate rate	n/a	n/a	6.03%	6.31%
Ultimate rate	n/a	n/a	4.50%	4.50%
Year rate reaches ultimate	n/a	n/a	2038	2038

A one-percentage-point change in assumed health care cost trend rates would have the following effect on TEC’s benefit obligation:

(millions)	1% Increase	1 % Decrease
Effect on PBO	$4	$(3)

The discount rate assumption used to determine the December 31, 2019 and 2018 benefit obligation was based on a cash flow matching technique that matches yields from high-quality (AA-rated, non-callable) corporate bonds to TECO Energy’s projected cash flows for the plans to develop a present value that is converted to a discount rate assumption.

Amounts recognized in Net Periodic Benefit Cost, OCI and Regulatory Assets

TECO Energy	Pension Benefits						Other Benefits (1)
	2019		2018		2017		2019	2018	2017
(millions)
Service cost	$20		$21		$20		$1	$2	$2
Interest cost	31		29		31		7	7	7
Expected return on plan assets	(51)		(49)		(48)		0	0	0
Amortization of:
Actuarial loss	0		19		17		1	1	0
Prior service (benefit) cost	16		0		0		(2)	(2)	(2)
Settlement loss	1	(3)	2	(3)	7	(2)	0	0	0
Net periodic benefit cost	$17		$22		$27		$7	$8	$7

New prior service cost	$0	$0	$0	$0	$0	$0
Net loss (gain) arising during the year (includes curtailment gain)	(17)	62	(5)	9	(14)	22
Amounts recognized as component of net periodic benefit cost:
Amortization or curtailment recognition of prior service (benefit) cost	0	0	0	2	2	2
Amortization or settlement of actuarial gain (loss)	(17)	(20)	(24)	(1)	(1)	0
Total recognized in OCI and regulatory assets	$(34)	$42	$(29)	$10	$(13)	$24
Total recognized in net periodic benefit cost, OCI and regulatory assets	$(17)	$64	$(2)	$17	$(5)	$31
(1)	Represents amounts for TECO Energy’s Florida-based other postretirement benefit plan
(2)	Represents TECO Energy’s SERP settlement charge as a result of retirements that occurred subsequent to the Merger with Emera. The charge did not impact TEC’s financial statements.
(3)	Represents TECO Energy’s SERP and Restoration settlement charges as a result of the retirement of certain executives. These charges did impact TEC’s financial statements.

TEC’s portion of the net periodic benefit costs for pension benefits was $12 million, $16 million and $14 million for 2019, 2018 and 2017, respectively. TEC’s portion of the net periodic benefit costs for other benefits was $7 million, $8 million and $6 million for 2019, 2018 and 2017, respectively. TEC’s portion of net periodic benefit costs for pension and other benefits is included as an expense on the Consolidated Statements of Income in “Operations & maintenance”.

The estimated net loss for the defined benefit pension plans that will be amortized by TEC from regulatory assets into net periodic benefit cost over the next fiscal year is $18 million. There are no prior service credits to be amortized from regulatory assets into net periodic benefit cost in 2020 for the other postretirement benefit plan.

TECO Energy recognized a settlement charge related to the SERP of $7 million in 2017 due to retirements that have occurred as a result of the Merger. TEC was not impacted by the curtailment loss or settlement charge. TEC recognized a settlement charge of $1 million in 2018 relating to the retirement of an executive in the SERP plan. TEC recognized a settlement charge of approximately $1 million in 2019 related to the retirement of a SERP participant. TEC recognized settlement charges of approximately $1 million in 2019 related to the retirement of Restoration plan participants.

Assumptions used to determine net periodic benefit cost for years ended December 31:

	Pension Benefits				Other Benefits
	2019		2018	2017	2019	2018	2017
Discount rate	4.33%		3.62%	4.11%	4.38%	3.70%	4.28%
Expected long-term return on plan assets	7.35%/7.00%	(1)	6.85%	7.00%	N/A	N/A	N/A
Rate of compensation increase	3.75%		3.32%	2.57%	3.75%	3.31%	2.48%
Healthcare cost trend rate
Initial rate	n/a		n/a	n/a	6.31%	6.58%	6.83%
Ultimate rate	n/a		n/a	n/a	4.50%	4.50%	4.50%
Year rate reaches ultimate	n/a		n/a	n/a	2038	2038	2038
(1)	The expected return on assets was 7.35% as of January 1, 2019 and 7.00% as of October 31, 2019 when a plan remeasurement occurred as a result of a plan curtailment.

The discount rate assumption used to determine the benefit cost for 2019, 2018 and 2017 was based on the same technique that was used to determine the December 31, 2019 and 2018 benefit obligation as discussed above.

The expected return on assets assumption was based on historical returns, fixed income spreads and equity premiums consistent with the portfolio and asset allocation. A change in asset allocations could have a significant impact on the expected return on assets. Additionally, expectations of long-term inflation, real growth in the economy and a provision for active management and expenses paid were incorporated in the assumption. For the year ended December 31, 2019, TECO Energy’s pension plan’s actual earned returns were approximately 26%.

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

TECO Energy	2019 Target Allocation	2018 Target Allocation	Actual Allocation, End of Year
Asset Category			2019	2018
Equity securities	57%-63%	47%-53%	58%	46%
Fixed income securities	37%-43%	47%-53%	42%	54%
Total	100%	100%	100%	100%

TECO Energy reviews the plan’s asset allocation periodically and re-balances the investment mix to maximize asset returns, optimize the matching of investment yields with the plan’s expected benefit obligations, and minimize pension cost and funding. TECO Energy expects to take additional steps to more closely match plan assets with plan liabilities over the long term.

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

Pension Plan Investments

TECO Energy	At Fair Value as of December 31, 2019
(millions)
	Level 1	Level 2	Level 3	Using NAV (1)	Total
Cash	$7	$0	$0	$0	$7
Accounts receivable	27	0	0	0	27
Accounts payable	(64)	0	0	0	(64)
Cash collateral	1	0	0	0	1
Short-term investment funds (STIFs)	22	0	0	0	22
Common stocks	50	0	0	0	50
Real estate investment trusts (REITs)	4	0	0	0	4
Mutual funds	153	-	0	0	153
Municipal bonds	0	1	0	0	1
Government bonds	0	51	0	0	51
Corporate bonds	0	70	0	0	70
Mortgage backed securities (MBS)	0	5	0	0	5
Collateralized mortgage obligations (CMOs)	0	2	0	0	2
Long Futures	(4)	-	0	0	(4)
Swaps	0	1	0	0	1
Investments not utilizing the practical expedient	196	130	0	0	326
Common and collective trusts (1)	0	0	0	412	412
Mutual fund (1)	0	0	0	58	58
Total investments	$196	$130	$0	$470	$796
(1)

In accordance with accounting standards, certain investments that are measured at fair value using the net asset value per share practical expedient have not been classified in the fair value hierarchy. The fair value amounts in this table are to permit reconciliation of the fair value hierarchy to amounts presented in the Consolidated Balance Sheet of TECO Energy.

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

(1)

In accordance with accounting standards, certain investments that are measured at fair value using the net asset value per share practical expedient have not been classified in the fair value hierarchy. The fair value amounts in this table are to permit reconciliation of the fair value hierarchy to amounts presented in the Consolidated Balance Sheet of TECO Energy.

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
•

The primary pricing inputs in determining the level 1 mutual funds are the mutual funds’ NAVs. The funds are registered open-end mutual funds and the NAVs are validated with purchases and sales at NAV. Since the fair values are determined and published, they are considered readily-determinable fair values and therefore Level 1 assets.

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
•

The primary pricing input in determining the fair value of the mutual fund utilizing the practical expedient is its NAV. It is an unregistered open-end mutual fund. The fund holds primarily corporate bonds, debt securities and other similar instruments issued by U.S. and non-U.S. public- or private-sector entities. The fund may purchase or sell securities on a when-issued basis. These transactions are made conditionally because a security has not yet been issued in the market, although it is authorized. A commitment is made regarding these transactions to purchase or sell securities for a predetermined price or yield, with payment and delivery taking place beyond the customary settlement period. Since this mutual fund is an open-end mutual fund and the prices are not published to an external source, it uses NAV as a practical expedient. The redemption frequency is daily. The redemption notice period is the same day. There were no unfunded commitments as of December 31, 2019.

•

The common collective trusts are private funds valued at NAV. The NAVs are calculated based on bid prices of the underlying securities. Since the prices are not published to external sources, NAV is used as a practical expedient. Certain  funds invest primarily in equity securities of domestic and foreign issuers while others invest in long duration U.S.

investment-grade fixed income assets and seeks to increase return through active management of interest rate and credit risks. The redemption frequency of the funds ranges from daily to weekly and the redemption notice period ranges from 1 business day to 30 business days. There were no unfunded commitments as of December 31, 2019.

•	Treasury bills are valued using benchmark yields, reported trades, broker dealer quotes, and benchmark securities.
•	Futures are valued using futures data, cash rate data, swap rates, and cash flow analyses.

Additionally, the non-qualified SERP had $10 million and $14 million of assets as of December 31, 2019 and 2018, respectively. Since the plan is non-qualified, its assets are included in the “Deferred charges and other assets” line item in the Consolidated Balance Sheets rather than being netted with the related liability. The non-qualified trust holds investments in a money market fund. The fund is an open-end investment, resulting in a readily-determinable fair value. Additionally, shares may be redeemed any business day at the NAV calculated after the order is accepted. The NAV is validated with purchases and sales at NAV. These factors make it a level 1 asset. The SERP was fully funded as of December 31, 2019 and 2018.

Other Postretirement Benefit Plan Assets

There are no assets associated with TECO Energy’s Florida-based other postretirement benefits plan.

Contributions

The qualified pension plan’s actuarial value of assets, including credit balance, was 109.5% of the Pension Protection Act funded target as of January 1, 2019 and is estimated at 108.8% of the Pension Protection Act funded target as of January 1, 2020.

TECO Energy’s policy is to fund the qualified pension plan at or above amounts determined by its actuaries to meet ERISA guidelines for minimum annual contributions and minimize PBGC premiums paid by the plan. TEC’s contribution is first set equal to its service cost. If a contribution in excess of service cost for the year is made, TEC’s portion is based on TEC’s proportion of the TECO Energy unfunded liability. TECO Energy made contributions to this plan in 2019, 2018 and 2017, which met the minimum funding requirements for 2019, 2018 and 2017. TEC’s portion of the contribution in 2019 was $15 million and in 2018 was $8 million. These amounts are reflected in the “Other” line on the Consolidated Statements of Cash Flows. TEC estimates its portion of the 2020 contribution to be $16 million. The amount TECO Energy expects to contribute is in excess of the minimum funding required under ERISA guidelines.

    TEC’s portion of the contributions to the SERP in 2019, 2018 and 2017 was zero. Since the SERP is fully funded, TECO Energy does not expect to make significant contributions to this plan in 2020. TEC made SERP payments of approximately $5 million and $7 million from the trust in 2019 and 2018, respectively, and expects to make a SERP payment of approximately $1 million from the trust in 2020.

The other postretirement benefits are funded annually to meet benefit obligations. TECO Energy’s contribution toward health care coverage for most employees who retired after the age of 55 between January 1, 1990 and June 30, 2001 is limited to a defined dollar benefit based on service. TECO Energy’s contribution toward pre-65 and post-65 health care coverage for most employees retiring on or after July 1, 2001 is limited to a defined dollar benefit based on an age and service schedule. In 2020, TEC expects to make a contribution of about $11 million. Postretirement benefit levels are substantially unrelated to salary.

Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Expected Benefit Payments

TECO Energy		Other
(including projected service and net of employee contributions)	Pension	Postretirement
	Benefits	Benefits
(millions)
2020	$55	$12
2021	61	12
2022	61	11
2023	61	11
2024	63	11
2025-2029	342	53

Defined Contribution Plan

TECO Energy has a defined contribution savings plan covering substantially all employees of TECO Energy and its subsidiaries that enables participants to save a portion of their compensation up to the limits allowed by IRS guidelines. TECO Energy and its subsidiaries match up to 6% of the participant’s payroll savings deductions. Effective January 1, 2017, the employer matching contributions increased from 70% to 75% with an additional incentive match of up to 25% of eligible participant contributions based on the achievement of certain operating company financial goals. For the years ended December 31, 2019, 2018 and 2017, TEC’s portion of expense totaled $11 million, $11 million and $11 million, respectively, related to the matching contributions made to this plan. TEC’s portion of the expense related to the matching contribution is included on the Consolidated Statements of Income in “Operations & maintenance”.

Effective October 21, 2019, TECO Energy amended the defined contribution plan such that certain participants covered by the IBEW collective bargaining agreement shall not be eligible to participate in the plan for purposes of receiving the fixed matching contribution. This has been replaced with a non-elective employer contribution on a bi-weekly basis equal to a percentage of the member’s compensation for that period based on years of tenure of employment. For the year ended December 31, 2019, TEC recognized expense totaling $1 million related to the contributions made to this plan. TEC’s portion of the expense related to this contribution is included on the Consolidated Statements of Income in “Operations & maintenance”.

6. Short-Term Debt

Credit Facilities

	December 31, 2019			December 31, 2018
			Letters			Letters
	Credit	Borrowings	of Credit	Credit	Borrowings	of Credit
(millions)	Facilities	Outstanding (1)	Outstanding	Facilities	Outstanding (1)	Outstanding
5-year facility (2)	$400	$295	$1	$325	$131	$1
3-year accounts receivable facility (3)	150	53	0	150	90	0
Total	$550	$348	$1	$475	$221	$1
(1)	Borrowings outstanding are reported as notes payable.
(2)	This 5-year facility matures March 22, 2022.
(3)	This 3-year facility matures March 22, 2021.

At December 31, 2019, these credit facilities required commitment fees ranging from 12.5 to 35.0 basis points. The weighted-average interest rate on borrowings outstanding under the credit facilities at December 31, 2019 and 2018 was 2.56% and 3.14%, respectively.

Tampa Electric Company Non Revolving Term Loan

On February 6, 2020, TEC entered into a 364-day, $300 million credit agreement with a group of banks. The credit agreement has a maturity date of February 4, 2021; contains customary representations and warranties, events of default, and financial and other covenants; and provides for interest to accrue at variable rates based on either the London interbank deposit rate, Wells Fargo Bank’s prime rate, or the federal funds rate, plus a margin.

Tampa Electric Company Accounts Receivable Facility

On March 23, 2018, TEC amended its $150 million accounts receivable collateralized borrowing facility in order to extend the scheduled termination date to March 22, 2021, by entering into a Second Amended Loan and Servicing Agreement, among TEC, certain lenders and the program agent (the Loan Agreement). Throughout the term of the facility, TEC will pay program and liquidity fees, which total 70 basis points at December 31, 2019. Interest rates on the borrowings are based on prevailing asset-backed commercial paper rates, unless such rates are not available from conduit lenders, in which case the rates will be at an interest rate equal to either The Bank of Tokyo-Mitsubishi UFJ, Ltd.’s prime rate, the federal funds rate, or the London interbank deposit rate, plus a margin.  In the case of default, as defined under the terms of the Loan Agreement, TEC has pledged as collateral a pool of receivables equal to the borrowings outstanding. TEC continues to service, administer and collect the pledged receivables, which are classified as receivables on the balance sheet. As of December 31, 2019, TEC was in compliance with the requirements of the Loan Agreement.

Tampa Electric Company Credit Facility

On March 22, 2017, TEC amended its $325 million bank credit facility, entering into a Fifth Amended and Restated Credit Agreement. The amendment extended the maturity date of the credit facility from December 17, 2018 to March 22, 2022 (subject to further extension with the consent of each lender); provides for an interest rate based on either the London interbank deposit rate, Wells Fargo Bank’s prime rate, or the federal funds rate, plus a margin; allows TEC to borrow funds on a same-day basis under a swingline loan provision, which loans mature on the fourth banking day after which any such loans are made and bear interest at an interest rate as agreed by the borrower and the relevant swingline lender prior to the making of any such loans; continues to allow TEC to request the lenders to increase their commitments under the credit facility by up to $175 million in the aggregate; includes a $50 million letter of credit facility; and made other technical changes. On December 19, 2019, TEC increased the amount by $75 million to $400 million with no other changes from the prior agreement.

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

Purchase in Lieu of Redemption of Revenue Refunding Bonds

  At December 31, 2019 and 2018, $233 million of tax-exempt bonds purchased in lieu of redemption were held by the trustee at the direction of Tampa Electric to provide an opportunity to evaluate refinancing alternatives including $20 million variable-rate bonds due 2020, $52 million term-rate refunding bonds due 2025, $75 million term-rate bonds due 2030, and $86 million term-rate refunding bonds due 2034.

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

Superfund and Former Manufactured Gas Plant Sites

TEC, through its Tampa Electric and PGS divisions, is a PRP for certain superfund sites and, through its PGS division, for certain former MGP sites. While the joint and several liability associated with these sites presents the potential for significant response costs, as of December 31, 2019 and 2018, TEC has estimated its ultimate financial liability to be $21 million and $28 million, respectively, primarily at PGS. This amount has been accrued and is primarily reflected in the long-term liability section under

“Deferred credits and other liabilities” on the Consolidated Balance Sheets. The environmental remediation costs associated with these sites are expected to be paid over many years.

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

Long-Term Commitments

TEC has commitments for various purchases as disclosed below, including payment obligations for capital projects, such as Tampa Electric’s solar projects (see Note 3) and the modernization of the Big Bend power station, and contractual agreements for fuel, fuel transportation and power purchases that are recovered from customers under regulatory clauses. Rental expense for leases included in “Operations & maintenance expense” on the Consolidated Statements of Income for the years ended December 31, 2019, 2018 and 2017, totaled $3 million, $2 million and $2 million, respectively. The following is a schedule of future payments under minimum lease payments with non-cancelable lease terms in excess of one year and other net purchase obligations/commitments at December 31, 2019:

	Purchased		Capital	Fuel and Gas	Long-term Service	Operating	Demand Side
(millions)	Power	Transportation	Projects	Supply	Agreements	Leases	Management	Total
Year ended December 31:
2020	$3	$200	$186	$226	$7	$2	$4	$628
2021	3	217	84	58	6	3	3	374
2022	0	220	79	3	9	3	3	317
2023	0	197	66	1	12	3	0	279
2024	0	190	0	0	18	3	0	211
Thereafter	0	2,065	0	0	67	51	0	2,183
Total future minimum payments	$6	$3,089	$415	$288	$119	$65	$10	$3,992

Financial Covenants

TEC must meet certain financial tests, including a debt to capital ratio, as defined in the applicable debt agreements. TEC has certain restrictive covenants in specific agreements and debt instruments. At December 31, 2019 and 2018, TEC was in compliance with all required financial covenants.

9. Revenue

The following disaggregates TEC’s revenue by major source:

(millions)	Tampa			Tampa Electric
For the year ended December 31, 2019	Electric	PGS	Eliminations	Company
Electric revenue
Residential	$1,046	$0	$0	$1,046
Commercial	562	0	0	562
Industrial	156	0	0	156
Regulatory deferrals and unbilled revenue	(49)	0	0	(49)
Other (1)	250	0	(4)	246
Total electric revenue	1,965	0	(4)	1,961
Gas revenue
Residential	0	154	0	154
Commercial	0	146	0	146
Industrial (2)	0	21	0	21
Other (3)	0	140	(18)	122
Total gas revenue	0	461	(18)	443
Total revenue	$1,965	$461	$(22)	$2,404
For the year ended December 31, 2018
Electric revenue
Residential	$1,067	$0	$0	$1,067
Commercial	582	0	0	582
Industrial	161	0	0	161
Regulatory deferrals and unbilled revenue	(2)	0	0	(2)
Other (1)	258	0	(3)	255
Total electric revenue	2,066	0	(3)	2,063
Gas revenue
Residential	0	157	0	157
Commercial	0	151	0	151
Industrial (2)	0	21	0	21
Other (3)	0	159	(27)	132
Total gas revenue	0	488	(27)	461
Total revenue	$2,066	$488	$(30)	$2,524

(1)    Other includes sales to public authorities, off-system sales to other utilities and various other items.

(2)    Industrial includes sales to power generation customers.

(3)    Other includes off-system sales to other utilities and various other items.

Remaining Performance Obligations

Remaining performance obligations primarily represent lighting contracts and gas transportation contracts with fixed contract terms.  As of December 31, 2019 and 2018, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $140 million and $135 million, respectively. As allowed under ASC 606, this amount excludes contracts with an original expected length of one year or less and variable amounts for which TEC recognizes revenue at the amount to which it has the right to invoice for services performed. TEC expects to recognize revenue for the remaining performance obligations through 2033.

10. Related Party Transactions

A summary of activities between TEC and its affiliates follows:

Net transactions with affiliates:

(millions)	2019	2018	2017
Natural gas sales to/(from) affiliates	$(111)	$(38)	$(4)
Services received from affiliates	65	65	67
Dividends to TECO Energy	373	362	292
Equity contributions from TECO Energy	395	345	190

Services received from affiliates primarily include shared services provided to TEC from TSI, TECO Energy’s centralized services company subsidiary. Through TSI, TECO Energy provided TEC with specialized services at cost, including information technology, procurement, human resources, legal, risk management, financial, and administrative services. TSI’s costs are directly charged or allocated to TEC based on FPSC-approved cost-causative allocation methods or the Modified Massachusetts Formula. In December 2019, most TSI employees were transferred to Tampa Electric. The transfer of these employees to Tampa Electric is not expected to materially impact shared service costs or the TEC Consolidated Statement of Income.

Amounts due from or to affiliates at December 31,

(millions)	2019	2018
Accounts receivable related to asset management agreements to Emera Energy Services Inc. (1)	$4	$2
Accounts receivable excluding asset management agreements (1)	10	1
Accounts payable (1)	16	20
Taxes receivable (2)	0	1
Taxes payable (2)	4	4
(1)	Accounts receivable and accounts payable were incurred in the ordinary course of business and do not bear interest.
(2)	Taxes receivable were due from EUSHI and taxes payable were due to EUSHI. See Note 4 for additional information.

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

TEC is a public utility operating within the State of Florida and has two segments, Tampa Electric and PGS. Through its Tampa Electric division, it is engaged in the generation, purchase, transmission, distribution and sale of electric energy to approximately 779,000 customers in West Central Florida. Its PGS division is engaged in the purchase, distribution and marketing of natural gas for approximately 406,000 residential, commercial, industrial and electric power generation customers in the State of Florida.

	Tampa
(millions)	Electric	PGS	Eliminations		TEC
2019
Revenues - external	$1,961	$443	$0		$2,404
Sales to affiliates	4	18	(22)		0
Total revenues	1,965	461	(22)		2,404
Depreciation and amortization	336	41	0		377
Total interest charges	117	17	0		134
Provision for income taxes	59	18	0		77
Net income	316	54	0		370
Total assets	9,007	1,593	(593)	(1)	10,007
Capital expenditures	1,055	228	0		1,283
2018
Revenues - external	$2,063	$461	$0		$2,524
Sales to affiliates	3	27	(30)		0
Total revenues	2,066	488	(30)		2,524
Depreciation and amortization	312	60	0		372
Total interest charges	102	16	0		118
Provision for income taxes	65	16	0		81
Net income	294	47	0		341
Total assets	8,235	1,407	(487)	(1)	9,155
Capital expenditures	940	169	0		1,109
2017
Revenues - external	$2,052	$418	$0		$2,470
Sales to affiliates	2	20	(22)		0
Total revenues	2,054	438	(22)		2,470
Depreciation and amortization	300	50	0		350
Total interest charges	104	15	0		119
Provision for income taxes	171	26	0		197
Net income	273	43	0		316
Total assets	7,635	1,284	(555)	(1)	8,364
Capital expenditures	518	122	0		640

(1)	Amounts relate to consolidated deferred tax reclassifications. Deferred tax assets are reclassified and netted with deferred tax liabilities upon consolidation.

12. Asset Retirement Obligations

TEC accounts for AROs at fair value at inception of the obligation if there is a legal obligation under applicable law, a written or oral contract, or by legal construction under the doctrine of promissory estoppel. Retirement obligations are recognized only if the legal obligation exists in connection with or as a result of the permanent retirement, abandonment or sale of a long-lived asset. When the liability is initially recorded in “Deferred credits and other liabilities” in the Consolidated Balance Sheets, the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is accreted to its estimated future value. The corresponding amount capitalized at inception is depreciated over the remaining useful life of the asset. The ARO estimates are reviewed quarterly. Any updates are revalued based on current market prices.

Reconciliation of beginning and ending carrying amount of asset retirement obligations:

	December 31,
(millions)	2019	2018
Beginning balance	$64	$47
Additional liabilities (1)	0	18
Liabilities settled (1)	(18)	0
Revisions to estimated cash flows	0	(3)
Other (2)	3	2
Ending balance	$49	$64

(1)

Tampa Electric produces ash and other by-products, collectively known as CCRs, at its Big Bend and Polk power stations. The increase in the ARO in 2018 is to achieve compliance with the EPA’s CCR rule, which contains design and operating standards for CCR management units, due to the closure of a CCR management facility that began in 2018 and was completed in 2019.

(2)	Includes accretion recorded as a deferred regulatory asset.

13. Leases

TEC determines whether a contract contains a lease at inception by evaluating if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration.

Operating lease ROU assets and operating lease liabilities are recognized on the Consolidated Balance Sheets based on the present value of the future minimum lease payments over the lease term at commencement date. As most of TEC’s leases do not provide an implicit rate, the incremental borrowing rate at commencement of the lease is used in determining the present value of future lease payments. Lease expense is recognized on a straight-line basis over the lease term and is recorded as “Operations and maintenance expenses” on the Consolidated Statements of Income.

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

(millions)	Classification	December 31, 2019
Right-of-use asset	Other deferred debits	$28
Lease liabilities
Current	Other current liabilities	$2
Long-term	Deferred credits and other liabilities	27
Total lease liabilities		$29

TEC has recorded operating lease expense for the year ended December 31, 2019 of $4 million.

Future minimum lease payments under non-cancellable operating leases for each of the next five years and in aggregate thereafter consisted of the following at December 31, 2019:

(millions)
Year ended December 31:	2020	2021	2022	2023	2024	Thereafter	Total
Minimum lease payments	$2	$3	$3	$3	$3	$51	$65
Less imputed interest							(36)
Total future minimum payments							$29

Additional information related to TEC’s leases is as follows:

Year ended December 31,	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases (millions)	$3
Right-of-use assets obtained in exchange for lease obligations:
Operating leases (millions)	$11
Weighted average remaining lease term (years)	43
Weighted average discount rate - operating leases	4.3%

Lessor

TEC leases CNG stations to other companies, which are classified as direct finance leases. The net investment in direct finance leases consists of the following:

(millions)	December 31, 2019
Total minimum lease payments to be received	$33
Less amounts representing estimated executory costs	(13)
Minimum lease payments receivable	$20
Less unearned finance lease income	(11)
Net investment in direct finance leases	$9
Principal due within one year (included in "Receivables")	(2)
Net investment in direct finance leases - long-term (included in "Other deferred debits")	$7

The unearned income related to these direct finance leases is recognized in income over the life of the lease using a constant rate of interest equal to the internal rate of return on the lease and is recorded as “Gas revenues” on the Consolidated Statements of Income. Customers have the option to purchase the assets related to the CNG stations at any time after year five of the agreements, which is in 2021, by paying a make-whole payment at the date of the purchase based on a targeted internal rate of return. Alternatively, the customer may take possession of the CNG station asset at the end of the lease term for no cost.

As of December 31, 2019, future minimum direct finance lease payments to be received for each of the next five years and in aggregate thereafter consisted of the following:

(millions)
Year ended December 31:	2020	2021	2022	2023	2024	Thereafter	Total
Minimum lease payments to be received	$2	$2	$2	$2	$2	$23	$33
Less executory costs							(13)
Total minimum lease payments receivable							$20

14. Accounting for Derivative Instruments and Hedging Activities

From time to time, TEC enters into futures, forwards, swaps and option contracts for the following purposes:

•	To limit the exposure to price fluctuations for physical purchases and sales of natural gas in the course of normal operations, and
•	To optimize the utilization of Tampa Electric’s physical natural gas storage capacity and PGS’s firm transportation capacity on interstate pipelines.

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

On November 6, 2017, the FPSC approved an amended and restated settlement agreement filed by Tampa Electric, which included a provision for a moratorium on hedging of natural gas purchases ending on December 31, 2022 (see Note 3). TEC was hedging its exposure to the variability in future cash flows until November 30, 2018 for financial natural gas contracts. TEC had $1 million and zero of derivative liabilities related to natural gas storage optimization as of December 31, 2019 and 2018, respectively, and zero derivative assets on its Consolidated Balance Sheets as of December 31, 2019 and 2018.

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

TEC’s physical contracts qualify for the NPNS exception to derivative accounting rules, provided they meet certain criteria. Generally, NPNS applies if TEC deems the counterparty creditworthy, if the counterparty owns or controls resources within the proximity to allow for physical delivery of the commodity, if TEC intends to receive physical delivery and if the transaction is reasonable in relation to TEC’s business needs. As of December 31, 2019, all of TEC’s physical contracts qualify for the NPNS exception, which has been elected.

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

It is possible that volatility in commodity prices could cause TEC to have material credit risk exposures with one or more counterparties. If such counterparties fail to perform their obligations under one or more agreements, TEC could suffer a material financial loss. However, as of December 31, 2019, substantially all of the counterparties with transaction amounts outstanding in TEC’s energy portfolio were rated investment grade by the major rating agencies. TEC assesses credit risk internally for counterparties that are not rated.

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

As of December 31, 2019 and 2018, the fair value of TEC’s short-term debt was not materially different from the carrying value due to the short-term nature of the instruments and because the stated rates approximate market rates. The fair value of TEC’s short-term debt is determined using Level 2 measurements.

See Note 5 and Consolidated Statements of Capitalization for information regarding the fair value of the pension plan investments and long-term debt, respectively.

16. Stock-Based Compensation

Performance Share Unit Plan

Emera has a performance share unit (PSU) plan.  The PSU liability is marked-to-market at the end of each period based on the common share price at the end of the period. Emera common shares are traded on the Toronto Stock Exchange under the symbol EMA.

Under the PSU plan, certain executive and senior employees are eligible for long-term incentives payable through the PSU plan. PSUs are granted annually for three-year overlapping performance cycles, resulting in a cash payment.  PSUs are granted based on the average of Emera’s stock closing price for the fifty trading days prior to the effective grant date. Dividend equivalents are awarded and are paid in the form of additional PSUs.  The PSU value varies according to the Emera common share market price and corporate performance.

PSUs vest at the end of the three-year cycle and are calculated and approved by the Emera Management Resources and Compensation Committee (MRCC) early in the following year.  The value of the payout considers actual service over the performance cycle and may be pro-rated in certain departure scenarios.

A summary of the activity related to TEC employee PSUs is presented in the following table:

		Weighted	Aggregate
	Number of	Average Grant	Intrinsic
	Units	Date Fair Value	Value
	(Thousands)	(Per Unit)	(Millions)
Outstanding as of December 31, 2018	258	$46.68	$11
Granted including DRIP	135	43.20	6
Exercised	(4)	42.95	0
Forfeited	(23)	46.16	(1)
Transferred (1)	138	45.41	8
Outstanding as of December 31, 2019	504	45.45	28
(1)

As the result of a reorganization of shared services functions, certain employees and their associated performance share units were transferred from TSI to TEC effective December 2019. The balance at December 31, 2019 is reflective of this transfer.

Compensation cost recognized for the PSU plan for the years ended December 31, 2019, 2018 and 2017 was $8 million, $4 million and $2 million, respectively. Tax benefits related to this compensation cost for share units realized for the years ended December 31, 2019, 2018 and 2017 were $2 million, $1 million and $1 million, respectively. As of December 31, 2019 and 2018, there was $4 million and $6 million, respectively, of unrecognized compensation cost related to non-vested PSUs that is expected to be recognized over a weighted-average period of two years.

 Restricted Share Unit (RSU) Plan

In November 2019, a new RSU plan was approved by Emera’s Board of Directors, with grants to begin in 2020. Under the RSU plan, certain executive and senior employees are eligible for long-term incentives payable through the RSU plan. RSUs are granted annually for three-year overlapping cycles, resulting in a cash payment. RSUs are granted based on the average of Emera’s stock closing price for the fifty trading days prior to the effective grant date. Dividend equivalents are awarded and paid in the form of additional RSUs. The RSU value varies according to the Emera common share market price.

RSUs vest at the end of the three-year cycle and will be calculated and approved by the MRCC early in the following year. The value of the payout considers actual service over the performance cycle and may be pro-rated in certain departure scenarios.

17. Variable Interest Entities

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

In 2018 and 2017, Tampa Electric had long-term PPAs with wholesale energy providers in Florida, which expired in December 2018. These agreements ranged in size from 121 MW to 250 MW of available capacity, were with similar entities and contained similar provisions. In 2019, Tampa Electric entered into a long-term PPA with a wholesale energy provider in Florida with up to 360 MW of available capacity, which expires in 2020. Because some of these provisions provide for the transfer or sharing of a number of risks inherent in the generation of energy, these agreements meet the definition of being variable interests. These risks include: operating and maintenance, regulatory, credit, commodity/fuel and energy market risk. Tampa Electric reviewed these risks and determined that the owners of these entities retain the majority of these risks over the expected life of the underlying generating assets, have the power to direct the most significant activities, and have the obligation or right to absorb losses or benefits. As a result, Tampa Electric is not the primary beneficiary and is not required to consolidate any of these entities. Tampa Electric purchased $25 million, $15 million and $16 million under these long-term PPAs for the three years ended December 31, 2019, 2018 and 2017, respectively.

TEC does not provide any material financial or other support to any of the VIEs it is involved with, nor is TEC under any obligation to absorb losses associated with these VIEs. Excluding the payments for energy under these contracts, TEC’s involvement with these VIEs does not affect its Consolidated Balance Sheets, Statements of Income or Cash Flows.

18. Subsequent Events

On February 6, 2020, TEC entered into a 364-day, $300 million credit agreement with a group of banks. See Note 6 for additional information.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Conclusions Regarding Effectiveness of Disclosure Controls and Procedures.

TEC’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of TEC’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of the end of the period covered by this annual report, December 31, 2019 (Evaluation Date). Based on such evaluation, TEC’s principal executive officer and principal financial officer have concluded that, as of the Evaluation Date, TEC’s disclosure controls and procedures are effective.

Management’s Report on Internal Control over Financial Reporting.

TEC’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended. We conducted an evaluation of the effectiveness of TEC’s internal control over financial reporting as of December 31, 2019 based on the 2013 framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that TEC’s internal control over financial reporting was effective as of December 31, 2019.

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

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by Item 13 is omitted pursuant to General Instruction I(2) of Form 10-K.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Paid by TEC to the Independent Auditors

The following table presents fees for professional audit services and other services rendered by EY for the audit of TEC’s annual financial statements and other services for the years ended December 31, 2019 and 2018, respectively.

	2019	2018
Audit fees	$550,300	$680,001
Audit-related fees	0	0
Tax fees
Tax compliance fees	15,000	168,684
Tax planning fees	0	0
All other fees	0	0
Total	$565,300	$848,685

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

All other fees, if any, consist of fees for other work performed by EY, including fees for assessments and recommendations related to specific transactions, regulatory accounting advice and other miscellaneous services.

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

Tampa Electric Company Financial Statements

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets at December 31, 2019 and 2018

Consolidated Statements of Income and Comprehensive Income for the Years Ended December 31, 2019, 2018 and 2017

Consolidated Statements of Cash Flows for the Years Ended December 31, 2019, 2018 and 2017

Consolidated Statements of Capitalization for the Years Ended December 31, 2019 and 2018

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

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

TAMPA ELECTRIC COMPANY

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

For the Years Ended December 31, 2019, 2018 and 2017

(millions)

	Balance at	Additions			Balance at
	Beginning	Charged to	Other	Payments &	End of
	of Period	Income	Charges	Deductions (1)	Period
Allowance for Uncollectible Accounts:
2019	$2	$5	$0	$5	$2
2018	$1	$7	$0	$6	$2
2017	$1	$5	$0	$5	$1

(1)	Write-off of individual bad debt accounts

LIST OF EXHIBITS

Exhibit No.	Description

3.1	Restated Articles of Incorporation of Tampa Electric Company, as amended on November 30, 1982 (Exhibit 3 to Registration Statement No. 2-70653 of Tampa Electric Company). (P)	*

3.2	Bylaws of Tampa Electric Company, as amended effective February 2, 2011 (Exhibit 3.4, Form 10-K for 2010 of Tampa Electric Company).	*

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

4.18

Fifteenth Supplemental Indenture dated as of July 24, 2019, between Tampa Electric Company, as issuer, and The Bank of New York Mellon, as trustee, supplementing the Indenture dated as of July 1, 1998, as amended (Exhibit 4.13, Form 8-K dated July 24, 2019 of Tampa Electric Company).

*

10.1	TECO Energy Group Supplemental Executive Retirement Plan, as amended and restated as of November 1, 2007 (Exhibit 10.1, Form 10-K for 2007 of Tampa Electric Company).	*

10.2	TECO Energy Group Supplemental Disability Income Plan, dated as of March 20, 1989 (Exhibit 10.22, Form 10-K for 1988 of TECO Energy, Inc.). (P)	*

10.3	TECO Energy Group Supplemental Retirement Benefits Trust Agreement, effective as of November 17, 2008 (Exhibit 10.3, Form 10-K for 2008 of Tampa Electric Company).	*

10.4	TECO Energy Group Supplemental Benefits Trust Agreement effective as of January 1, 2020.

10.5	TECO Energy Group Benefit Restoration Plan dated as of November 13, 2015 (Exhibit 10.4, Form 10-K for 2015 of Tampa Electric Company).	*

10.6	Insurance Agreement dated as of January 5, 2006 between Tampa Electric Company and Ambac Assurance Corporation (Exhibit 10.1, Form 8-K dated January 19, 2006 of Tampa Electric Company).	*

10.7

Amended and Restated Purchase and Contribution Agreement dated as of March 24, 2015, between Tampa Electric Company, as the Originator, and TEC Receivables Corp., as the Purchaser (Exhibit 10.1, Form 8-K dated March 24, 2015 of TECO Energy, Inc.).

*

10.8

Loan and Servicing Agreement dated as of March 24, 2015, among TEC Receivables Corp., as Borrower, Tampa Electric Company, as Servicer, certain lenders named therein, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as Program Agent (Exhibit 10.2, Form 8-K dated March 24, 2015 of TECO Energy, Inc.).

*

10.9

Amendment No. 1 to Loan and Servicing Agreement dated as of August 10, 2016, among TEC Receivables Corp., as Borrower, Tampa Electric Company, as Servicer, certain lenders named therein, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as Program Agent (Exhibit 10.1, Form 10-Q for the quarter ended September 30, 2016 of Tampa Electric Company).

*

10.10

Amendment No. 2 dated as of March 23, 2018 to Loan and Servicing Agreement dated as of March 24, 2015, between Tampa Electric Company, as the Servicer, and TEC Receivables Corp., as the Borrower, certain lenders named therein, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Program Agent (Exhibit 10.1, Form 8-K dated March 23, 2018 of Tampa Electric Company).

*

Exhibit No.	Description

10.11

Fifth Amended and Restated Credit Agreement dated as of March 22, 2017, among Tampa Electric Company, as Borrower, with Wells Fargo Bank, National Association, as Administrative Agent, and the Lenders and LC Issuing Banks party thereto (Exhibit 10.1, Form 8-K dated March 22, 2017 of Tampa Electric Company).

*

10.12

Master Lenders’ Amendment and Consent dated as of December 19, 2019 to the Fifth Amended and Restated Credit Agreement dated as of March 22, 2017, among Tampa Electric Company, as Borrower, with Wells Fargo Bank, National Association, as Administrative Agent, and the Lenders and LC Issuing Banks party thereto.

10.13

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

Executive Compensation Plans and Arrangements

Exhibits 10.1 through 10.5, above are management contracts or compensatory plans or arrangements in which executive officers or directors of Tampa Electric Company participate.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TAMPA ELECTRIC COMPANY

Dated: February 18, 2020	By:	/s/ Nancy Tower
Nancy Tower
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on February 18, 2020:

Title

/s/ Nancy Tower	President and Chief Executive Officer
Nancy Tower	(Principal Executive Officer)

/s/ Gregory W. Blunden	Senior Vice President-Finance and Accounting and Chief Financial Officer (Chief Accounting Officer)
Gregory W. Blunden	(Principal Financial and Accounting Officer)

Signature	Title
/s/ Scott Balfour	Chairman of the Board and Director	/s/ Ana-Marie Codina Barlick	Director
Scott Balfour		Ana-Marie Codina Barlick
/s/ Robert R. Bennett	Director	/s/ Patrick J. Geraghty	Director
Robert R. Bennett		Patrick J. Geraghty

/s/ Pamela D. Iorio	Director	/s/ Rhea F. Law	Director
Pamela D. Iorio		Rhea F. Law
/s/ Daniel Muldoon	Director	/s/ Ralph Tedesco	Director
Daniel Muldoon		Ralph Tedesco
/s/ Rasesh Thakkar	Director	/s/ Will Weatherford	Director
Rasesh Thakkar		Will Weatherford

Supplemental Information to Be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

No annual report or proxy material has been sent to Tampa Electric Company’s security holders because all of its equity securities are held by TECO Energy, Inc.