Form 10-Q
period 2020-03-31
TAMPA ELECTRIC CO
filed 2020-05-13
CIK 96271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 11, 2020, there were 10 shares of Tampa Electric Company’s common stock issued and outstanding, all of which were held, beneficially and of record, by TECO Energy, Inc.

Tampa Electric Company meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format specified in General Instruction H(2) of Form 10-Q.

ACRONYMS

Acronyms used in this and other filings with the U.S. Securities and Exchange Commission in 2020 include the following:

Term	Meaning
AFUDC	allowance for funds used during construction
AFUDC-debt	debt component of allowance for funds used during construction
AFUDC-equity	equity component of allowance for funds used during construction
APBO	accumulated postretirement benefit obligation
ARO	asset retirement obligation
ASC	Accounting Standards Codification
CAD	Canadian dollars
CAIR	Clean Air Interstate Rule
CCRs	coal combustion residuals
CMO	collateralized mortgage obligation
CNG	compressed natural gas
CO2	carbon dioxide
COVID-19	coronavirus disease 2019
CPI	consumer price index
CSAPR	Cross State Air Pollution Rule
CT	combustion turbine
ECRC	environmental cost recovery clause
Emera	Emera Inc., a geographically diverse energy and services company headquartered in Nova Scotia, Canada
EPA	U.S. Environmental Protection Agency
ERISA	Employee Retirement Income Security Act
EROA	expected return on plan assets
EUSHI	Emera US Holdings Inc., a wholly owned subsidiary of Emera, which is the sole shareholder of TECO Energy’s common stock
FASB	Financial Accounting Standards Board
FDEP	Florida Department of Environmental Protection
FERC	Federal Energy Regulatory Commission
FPSC	Florida Public Service Commission
IGCC	integrated gasification combined-cycle
IOU	investor owned utility
IRS	Internal Revenue Service
ITCs	investment tax credits
kWac	kilowatt on an alternating current basis
LNG	liquefied natural gas
MBS	mortgage-backed securities
MD&A	the section of this report entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations
Merger	Merger of Merger Sub Company with and into TECO Energy, with TECO Energy as the surviving corporation
MGP	manufactured gas plant
MMBTU	one million British Thermal Units
MRV	market-related value
MW	megawatt(s)
MWH	megawatt-hour(s)
NAV	net asset value
Note	Note to consolidated financial statements
NPNS	normal purchase normal sale
O&M expenses	operations and maintenance expenses
OCI	other comprehensive income
OPC	Office of Public Counsel
OPEB	other postemployment benefits
Parent	TECO Energy, Inc., the direct parent company of Tampa Electric Company
PBGC	Pension Benefit Guarantee Corporation
PBO	projected benefit obligation
PGA	purchased gas adjustment
PGS	Peoples Gas System, the gas division of Tampa Electric Company
PPA	power purchase agreement

Term	Meaning
PRP	potentially responsible party
R&D	research and development
REIT	real estate investment trust
RFP	request for proposal
ROE	return on common equity
Regulatory ROE	return on common equity as determined for regulatory purposes
S&P	Standard and Poor’s
SCR	selective catalytic reduction
SEC	U.S. Securities and Exchange Commission
SoBRAs	solar base rate adjustments
SERP	Supplemental Executive Retirement Plan
STIF	short-term investment fund
Tampa Electric	Tampa Electric, the electric division of Tampa Electric Company
TEC	Tampa Electric Company
TECO Energy	TECO Energy, Inc., the direct parent company of Tampa Electric Company
TSI	TECO Services, Inc.
U.S. GAAP	generally accepted accounting principles in the United States
VIE	variable interest entity

TAMPA ELECTRIC COMPANY

Consolidated Condensed Balance Sheets

Unaudited

Assets	March 31,	December 31,
(millions)	2020	2019
Property, plant and equipment
Utility plant
Electric	$10,795	$10,578
Gas	2,075	2,012
Utility plant, at original costs	12,870	12,590
Accumulated depreciation	(3,536)	(3,472)
Utility plant, net	9,334	9,118
Other property	14	13
Total property, plant and equipment, net	9,348	9,131

Current assets
Cash and cash equivalents	16	14
Receivables, less allowance for uncollectibles of $3 and $2 at March 31, 2020 and December 31, 2019, respectively	216	206
Due from affiliates	22	14
Inventories, at average cost
Fuel	28	36
Materials and supplies	103	104
Regulatory assets	43	41
Prepayments and other current assets	19	10
Total current assets	447	425

Deferred debits
Regulatory assets	385	396
Other	56	55
Total deferred debits	441	451
Total assets	$10,236	$10,007

The accompanying notes are an integral part of the consolidated condensed financial statements.

 TAMPA ELECTRIC COMPANY

Consolidated Condensed Balance Sheets - continued

Unaudited

Liabilities and Capitalization	March 31,	December 31,
(millions)	2020	2019
Capitalization
Common stock	$3,530	$3,385
Accumulated other comprehensive loss	(1)	(1)
Retained earnings	316	311
Total capital	3,845	3,695
Long-term debt	2,870	2,869
Total capitalization	6,715	6,564

Current liabilities
Notes payable	404	348
Accounts payable	233	296
Due to affiliates	23	20
Customer deposits	131	132
Regulatory liabilities	101	93
Accrued interest	44	13
Accrued taxes	30	14
Other	43	44
Total current liabilities	1,009	960

Long-term liabilities
Deferred income taxes	764	758
Regulatory liabilities	1,220	1,210
Investment tax credits	193	164
Deferred credits and other liabilities	335	351
Total long-term liabilities	2,512	2,483

Commitments and Contingencies (see Note 8)

Total liabilities and capitalization	$10,236	$10,007

The accompanying notes are an integral part of the consolidated condensed financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Condensed Statements of Income and Comprehensive Income

Unaudited

	Three months ended March 31,
(millions)	2020	2019
Revenues
Electric	$420	$411
Gas	127	128
Total revenues	547	539
Expenses
Fuel	101	107
Purchased power	2	4
Cost of natural gas sold	42	47
Operations and maintenance	134	130
Depreciation and amortization	97	92
Taxes, other than income	51	50
Total expenses	427	430
Income from operations	120	109
Other income
Allowance for equity funds used during construction	6	2
Other income, net	1	2
Total other income	7	4
Interest charges
Interest expense	37	34
Allowance for borrowed funds used during construction	(3)	(1)
Total interest charges	34	33
Income before provision for income taxes	93	80
Provision for income taxes	16	16
Net income	$77	$64
Comprehensive income	$77	$64

The accompanying notes are an integral part of the consolidated condensed financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Condensed Statements of Cash Flows

Unaudited

	Three months ended March 31,
(millions)	2020	2019
Cash flows from operating activities
Net income	$77	$64
Adjustments to reconcile net income to cash from operating activities:
Depreciation and amortization	97	92
Deferred income taxes and investment tax credits	31	23
Deferred recovery clauses	38	(9)
Receivables, less allowance for uncollectibles	(7)	47
Inventories	9	5
Taxes accrued	1	9
Interest accrued	31	28
Accounts payable	(52)	(74)
Regulatory assets and liabilities	(12)	(4)
Other	(21)	(36)
Cash flows from operating activities	192	145
Cash flows used in investing activities
Capital expenditures	(324)	(274)
Net proceeds from sale of assets	6	0
Cash flows used in investing activities	(318)	(274)
Cash flows from financing activities
Equity contributions from Parent	145	110
Net increase (decrease) in short-term debt (maturities of 90 days or less)	(244)	91
Proceeds from other short-term debt (maturities over 90 days)	300	0
Dividends to Parent	(73)	(76)
Cash flows from financing activities	128	125
Net increase (decrease) in cash and cash equivalents	2	(4)
Cash and cash equivalents at beginning of period	14	15
Cash and cash equivalents at end of period	$16	$11
Supplemental disclosure of non-cash activities
Change in accrued capital expenditures	$(2)	$(4)

The accompanying notes are an integral part of the consolidated condensed financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Condensed Statements of Capital

Unaudited

				Accumulated
				Other
		Common	Retained	Comprehensive	Total
(millions, except share amounts)	Shares	Stock	Earnings	Loss	Capital
Three months ended March 31, 2020
Balance, December 31, 2019	10	3,385	$311	$(1)	$3,695
Net income			77		77
Equity contributions from Parent		145			145
Dividends to Parent			(73)		(73)
Other			1		1
Balance, March 31, 2020	$10	$3,530	$316	$(1)	$3,845

Three months ended March 31, 2019
Balance, December 31, 2018	10	2,990	$314	$(1)	$3,303
Net income			64		64
Equity contributions from Parent		110			110
Dividends to Parent			(76)		(76)
Balance, March 31, 2019	10	$3,100	$302	$(1)	$3,401

The accompanying notes are an integral part of the consolidated condensed financial statements.

TAMPA ELECTRIC COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

UNAUDITED

1. Summary of Significant Accounting Policies

See TEC’s Annual Report on Form 10-K for the year ended December 31, 2019 for a complete discussion of accounting policies. The significant accounting policies for TEC include:

Principles of Consolidation and Basis of Presentation

TEC is a wholly owned subsidiary of TECO Energy, which is an indirect, wholly owned subsidiary of Emera. TEC is comprised of the electric division, referred to as Tampa Electric, and the natural gas division, referred to as PGS.

Intercompany balances and transactions within the divisions have been eliminated in consolidation. In the opinion of management, the unaudited consolidated condensed financial statements include all adjustments that are of a recurring nature and necessary to state fairly the financial position of TEC as of March 31, 2020 and December 31, 2019, and the results of operations and cash flows for the periods ended March 31, 2020 and March 31, 2019. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results that can be expected for the entire fiscal year ending December 31, 2020.

The use of estimates is inherent in the preparation of financial statements in accordance with U.S. GAAP. Actual results could differ from these estimates. The year-end Consolidated Condensed Balance Sheet was derived from audited financial statements; however, this quarterly report on Form 10-Q does not include all year-end disclosures required for an annual report on Form 10-K by U.S. GAAP.

Since December 31, 2019, the outbreak of the novel strain of coronavirus, specifically identified as COVID-19, has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. While management considered the impact of COVID-19 in TEC’s estimates and results, the financial statements as of and for the period ending March 31, 2020 were not significantly impacted by COVID-19. However, it is not possible to reliably estimate the length and severity of COVID-19 and the impact on the financial results and condition of TEC in future periods. See Note 5 for further information regarding potential future impacts to TEC’s employee postretirement benefits.

Receivables and Allowance for Uncollectible Accounts

Receivables from contracts with customers, which consist of services to residential, commercial, industrial and other customers, were $215 million and $205 million as of March 31, 2020 and December 31, 2019, respectively. An allowance for uncollectible accounts is established based on TEC’s collection experience and reasonable and supportable forecasts that affect the collectibility of the reported amount. Circumstances that could affect Tampa Electric’s and PGS’s estimates of uncollectible receivables include, but are not limited to, customer credit issues, fuel prices, customer deposits and general economic conditions. Accounts are written off once they are deemed to be uncollectible.

As of March 31, 2020 and December 31, 2019, unbilled revenues of $72 million and $61 million, respectively, are included in the “Receivables” line item on the Consolidated Condensed Balance Sheets.

Accounting for Franchise Fees and Gross Receipts

Tampa Electric and PGS are allowed to recover certain costs from customers on a dollar-for-dollar basis through rates approved by the FPSC. The amounts included in customers’ bills for franchise fees and gross receipt taxes are included as revenues on the Consolidated Condensed Statements of Income. Franchise fees and gross receipt taxes payable by Tampa Electric and PGS are included as an expense on the Consolidated Condensed Statements of Income in “Taxes, other than income”. These amounts totaled $27 million for the three months ended March 31, 2020 and 2019.

2. New Accounting Pronouncements

Change in Accounting Policy

The new U.S. GAAP accounting policies that are applicable to and adopted by TEC in 2020 are described as follows:

Measurement of Credit Losses on Financial Instruments

TEC adopted Accounting Standard Update (ASU) 2016-13, Measurement of Credit Losses on Financial Instruments effective January 1, 2020. The standard provides guidance regarding the measurement of credit losses for financial assets and certain other instruments that are not accounted for at fair value through net income, including trade and other receivables, debt securities, net investment in leases, and off-balance sheet credit exposures. The new guidance requires companies to replace the current incurred loss impairment methodology with a methodology that measures all expected credit losses for financial assets based on historical experience, current conditions, and reasonable and supportable forecasts. There was no material impact on the condensed consolidated financial statements as a result of the adoption of this standard.

Future Accounting Pronouncements

TEC considers the applicability and impact of all ASUs issued by the FASB. The ASUs that have been issued, but that are not yet effective, are consistent with those disclosed in TEC’s Annual Report on Form 10-K for the year ended December 31, 2019, with updates noted below.

Facilitation of the Effects of Reference Rate Reform on Financial Reporting

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The standard provides optional expedients and exceptions for applying U.S. GAAP to contract modifications and hedging relationships that reference LIBOR or another rate that is expected to be discontinued. The guidance was effective as of the date of issuance and entities may elect to apply the guidance prospectively through December 31, 2022. TEC is currently evaluating the impact of adoption of the standard, if elected, on its consolidated financial statements.

3. Regulatory

Tampa Electric Base Rates

On September 27, 2017, Tampa Electric filed with the FPSC an amended and restated settlement agreement that replaced the existing 2013 base rate settlement agreement and extended it another four years through December 31, 2021. The FPSC approved the agreement on November 6, 2017.

The amended agreement provides for SoBRAs for TEC’s investments in up to 600 MW of cost-effective solar generation. Tampa Electric is investing approximately $850 million during 2017 through 2021 related to 600 MW of solar projects recoverable under the SoBRAs.

On December 12, 2017, TEC filed its first petition regarding the SoBRAs along with supporting tariffs demonstrating the cost-effectiveness of the September 1, 2018 tranche representing 145 MW and $24 million annually in estimated revenue requirements. The FPSC approved the tariffs on the first SoBRA filing on May 8, 2018 and TEC began receiving these revenues in September 2018. On June 29, 2018, TEC filed its second SoBRA petition along with supporting tariffs demonstrating the cost-effectiveness of the January 1, 2019 tranche representing 260 MW and $46 million annually in estimated revenue requirements. The FPSC approved the tariffs on the second SoBRA filing on October 29, 2018 and TEC began receiving these revenues in January 2019. On June 28, 2019, TEC filed its third SoBRA petition along with supporting tariffs demonstrating the cost-effectiveness of the January 1, 2020 tranche representing 149 MW and $26 million annually in estimated revenue requirements. On December 10, 2019, the FPSC approved the tariffs on this SoBRA filing, including an adjustment to reflect the reduction in the state corporate income tax discussed below, and TEC began receiving these revenues in January 2020. The 2017 settlement agreement provides for a potential revenue adjustment of an additional $10 million for 50 MWs effective on January 1, 2021. TEC expects to file its final SoBRA petition for the January 1, 2021 tranche in 2020.

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

Tampa Electric Storm Protection Cost Recovery Clause

On October 3, 2019, the FPSC issued a rule to implement a storm protection plan cost recovery clause. This new clause provides a process for Florida investor-owned utilities, including Tampa Electric, to recover transmission and distribution storm hardening costs for incremental activities not already included in base rates. Tampa Electric submitted its storm protection plan with the FPSC on April 10, 2020. The FPSC is expected to rule on the plan in late 2020.

Tampa Electric Mid-Course Adjustment to Fuel Recovery

In March 2020, Tampa Electric requested a mid-course adjustment to its fuel and capacity charges, to be effective beginning with June 2020 customer bills, due to a decline in expected fuel commodity and capacity costs in 2020. This will result in lower rates for the balance of the year, including an acceleration of the return of these savings in the three months starting June 2020. The FPSC approved the request on April 28, 2020.

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

PGS Base Rates

PGS’s base rates were established in 2009. In accordance with its 2018 settlement agreement, PGS reduced its base rates by $12 million for the impact of tax reform and reduced depreciation rates by $10 million on an annual basis beginning in January 2019.

PGS is permitted to initiate a general base rate proceeding during 2020 regardless of its earned ROE at the time, provided the new rates do not become effective before January 1, 2021. As a result of increased forecasted revenue requirements, on February 7, 2020, PGS notified the FPSC that it was planning to file a base rate proceeding in April for new rates effective January 2021. Due to the COVID-19 pandemic, in early April 2020, PGS requested and received an extension from the FPSC to file this proceeding by June 8, 2020.

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

Details of the regulatory assets and liabilities are presented in the following table:

Regulatory Assets and Liabilities
(millions)	March 31, 2020	December 31, 2019
Regulatory assets:
Regulatory tax asset (1)	$80	$74
Cost-recovery clauses (2)	6	12
Environmental remediation (3)	20	20
Postretirement benefits (4)	291	295
Asset retirement obligation (5)	20	25
Other	11	11
Total regulatory assets	428	437
Less: Current portion	43	41
Long-term regulatory assets	$385	$396
Regulatory liabilities:
Regulatory tax liability (6)	$702	$699
Cost-recovery clauses (2)	68	37
Accumulated reserve - cost of removal (7)	502	506
Storm reserve (8)	48	48
Other	1	13
Total regulatory liabilities	1,321	1,303
Less: Current portion	101	93
Long-term regulatory liabilities	$1,220	$1,210
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

4. Income Taxes

CARES Act

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act (the Act) was signed into legislation.  The Act includes several business provisions including deferral in employer payroll taxes and an employee retention payroll tax credit. TEC is in the process of evaluating the impact of the Act but does not expect any material impacts.

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

TEC’s effective tax rates for the three months ended March 31, 2020 and 2019 were 17.2% and 20.0%, respectively. The March 31, 2020 and 2019 effective tax rates are an estimate of the annual effective income tax rate. TEC’s effective tax rate for the three months ended March 31, 2020 and 2019 differed from the statutory rate principally due to the amortization of the regulatory tax liability resulting from tax reform. See Note 3 for further information regarding the regulatory tax liability.

Unrecognized Tax Benefits

As of March 31, 2020 and December 31, 2019, the amount of unrecognized tax benefits was $9 million, all of which was recorded as a reduction of deferred income tax assets for tax credit carryforwards. TEC believes that it is reasonably possible the total unrecognized tax benefits will decrease and be recognized within the next twelve months due to the ongoing audit examination of TECO Energy’s consolidated federal income tax return for the short tax year ending June 30, 2016. TEC had $9 million of unrecognized tax benefits at March 31, 2020 and December 31, 2019, that, if recognized, would reduce TEC’s effective tax rate.

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

TECO Energy Benefit Cost
(millions)	Pension Benefits			Other Postretirement Benefits
Three months ended March 31,	2020	2019		2020	2019
Components of net periodic benefit cost
Service cost	$5	$5		$0	$0
Interest cost	7	8		1	2
Expected return on assets	(13)	(12)		0	0
Amortization of:
Actuarial (gain) loss	5	3		0	0
Settlement cost	0	1	(1)	0	0
Net periodic benefit cost	$4	$5		$1	$2

 (1)Represents TECO Energy’s SERP and Restoration Plan settlement charges as a result of the prior retirements of certain executives.

TEC’s portion of the net periodic benefit cost for the three months ended March 31, 2020 and 2019, respectively, was $3 million and $4 million for pension benefits, and $2 million and $2 million for other postretirement benefits.

TECO Energy assumed a long-term EROA of 7.00% and a discount rate of 3.22% for pension benefits under its qualified pension plan for 2020. For TECO Energy’s other postretirement benefits, TECO Energy used a discount rate of 3.32% for 2020.

TECO Energy made contributions of $5 million and zero to its qualified pension plan in the three months ended March 31, 2020 and 2019, respectively. TEC’s portion of these contributions was $4 million and zero, respectively. TECO Energy expects to make contributions to the pension plan of $14 million for the remainder of 2020. TEC estimates its portion of the 2020 contribution to be $12 million.

Included in the benefit cost discussed above, for the three months ended March 31, 2020, $4 million of unamortized prior service benefits and costs and actuarial gains and losses were reclassified by TEC from regulatory assets to the Consolidated Condensed Statement of Income, compared with $3 million for the three months ended March 31, 2019.

The COVID-19 pandemic could impact key actuarial assumptions used to account for employee post-retirement benefits including the anticipated rates of return on plan assets and discount rates used in determining the accrued benefit obligation, benefit costs and annual pension funding requirements. Fluctuations in actual equity market returns and changes in interest rates as a result of the COVID-19 pandemic may also result in changes to pension costs and funding in future periods. The extent of the future impact of COVID-19 on TEC’s financial results and business operations cannot be predicted at this time and will depend on future developments, including the duration and severity of the pandemic, further potential government actions, future economic activity and energy usage. Actual results may differ significantly from these estimates.

6. Short-Term Debt

Details of TEC’s credit facilities and related borrowings are presented in the following table:

	March 31, 2020			December 31, 2019
			Letters			Letters
	Credit	Borrowings	of Credit	Credit	Borrowings	of Credit
(millions)	Facilities	Outstanding (1)	Outstanding	Facilities	Outstanding (1)	Outstanding
5-year facility (2)	$400	$30	$1	$400	$295	$1
3-year accounts receivable facility (3)	150	74	0	150	53	0
1-year term facility (4)	300	300	0	0	0	0
Total	$850	$404	$1	$550	$348	$1
(1)	Borrowings outstanding are reported as notes payable.
(2)	This 5-year facility matures March 22, 2022.
(3)	This 3-year facility matures March 22, 2021.
(4)	This 1-year term facility matures on February 4, 2021.

At March 31, 2020, these credit facilities required commitment fees ranging from 12.5 to 35.0 basis points. The weighted-average interest rate on outstanding amounts payable under the credit facilities at March 31, 2020 and December 31, 2019 was 1.72% and 2.56%, respectively.

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

7. Long-Term Debt

Fair Value of Long-Term Debt

At March 31, 2020, TEC’s long-term debt had a carrying amount of $2,870 million and an estimated fair market value of $3,246 million. At December 31, 2019, TEC’s total long-term debt had a carrying amount of $2,869 million and an estimated fair market value of $3,335 million. The fair value of the debt securities is determined using Level 2 measurements (see Note 11 for information regarding the fair value hierarchy).

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

Superfund and Former Manufactured Gas Plant Sites

TEC, through its Tampa Electric and PGS divisions, is a PRP for certain superfund sites and, through its PGS division, for certain former MGP sites. While the joint and several liability associated with these sites presents the potential for significant response costs, as of March 31, 2020, TEC has estimated its ultimate financial liability to be $21 million, primarily at PGS. This amount has been accrued and is primarily reflected in the long-term liability section under “Deferred credits and other liabilities” on the Consolidated Condensed Balance Sheets. The environmental remediation costs associated with these sites are expected to be paid over many years.

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

Long-Term Commitments

TEC has commitments for various purchases as disclosed below, including payment obligations under contractual agreements for fuel, fuel transportation and power purchases that are recovered from customers under regulatory clauses. The following is a schedule of future payments under PPAs, minimum lease payments with non-cancelable lease terms in excess of one year, and other net purchase obligations/commitments at March 31, 2020:

					Long-term		Demand
	Purchased		Capital	Fuel and	Service	Operating	Side
(millions)	Power	Transportation	Projects	Gas Supply	Agreements	Leases	Management	Total

2020	$32	$154	$165	$152	$32	$2	$3	$540
2021	3	227	82	49	6	3	3	373
2022	0	229	78	3	7	3	3	323
2023	0	202	66	1	10	3	0	282
2024	0	195	0	0	11	3	0	209
Thereafter	0	2,069	0	0	41	50	0	2,160
Total future minimum payments	$35	$3,076	$391	$205	$107	$64	$9	$3,887

Debt Covenants

TEC must meet certain financial tests, including a debt to capital ratio, as defined in the applicable debt agreements and has certain restrictive covenants in specific agreements and debt instruments. At March 31, 2020, TEC was in compliance with all required covenants.

9. Segment Information

(millions)	Tampa				Tampa Electric
Three months ended March 31,	Electric	PGS	Eliminations		Company
2020
Revenues - external	$420	$127	$0		$547
Intracompany sales	1	2	(3)		0
Total revenues	421	129	(3)		547
Total interest charges	30	4	0		34
Net income	$59	$18	$0		$77
2019
Revenues - external	$411	$128	$0		$539
Intracompany sales	1	5	(6)		0
Total revenues	412	133	(6)		539
Total interest charges	29	4	0		33
Net income	$46	$18	$0		$64
Total assets at March 31, 2020	$9,195	$1,645	$(604)	(1)	$10,236
Total assets at December 31, 2019	$9,007	$1,593	$(593)	(1)	$10,007

(1)	Amounts primarily relate to consolidated deferred tax reclassifications. Deferred tax assets are reclassified and netted with deferred tax liabilities upon consolidation.

10. Revenue

The following disaggregates TEC’s revenue by major source:

(millions)	Tampa			Tampa Electric
Three months ended March 31, 2020	Electric	PGS	Eliminations	Company
Electric revenue
Residential	$205	$0	$0	$205
Commercial	125	0	0	125
Industrial	37	0	0	37
Regulatory deferrals and unbilled revenue	(2)	0	0	(2)
Other (1)	56	0	(1)	55
Total electric revenue	421	0	(1)	420
Gas revenue
Residential	0	48	0	48
Commercial	0	41	0	41
Industrial (2)	0	6	0	6
Other (3)	0	34	(2)	32
Total gas revenue	0	129	(2)	127
Total revenue	$421	$129	$(3)	$547
Three months ended March 31, 2019
Electric revenue
Residential	$206	$0	$0	$206
Commercial	120	0	0	120
Industrial	34	0	0	34
Regulatory deferrals and unbilled revenue	(7)	0	0	(7)
Other (1)	59	0	(1)	58
Total electric revenue	412	0	(1)	411
Gas revenue
Residential	0	50	0	50
Commercial	0	42	0	42
Industrial (2)	0	5	0	5
Other (3)	0	36	(5)	31
Total gas revenue	0	133	(5)	128
Total revenue	$412	$133	$(6)	$539

(1) Other electric revenue includes sales to public authorities, off-system sales to other utilities and various other items.
(2) Industrial gas revenue includes sales to power generation customers.
(3) Other gas revenue includes off-system sales to other utilities and various other items.

Remaining Performance Obligations

Remaining performance obligations primarily represent lighting contracts and gas transportation contracts with fixed contract terms. As of March 31, 2020 and December 31, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $140 million. As allowed under ASC 606, this amount excludes contracts with an original expected length of one year or less and variable amounts for which TEC recognizes revenue at the amount to which it has the right to invoice for services performed. TEC expects to recognize revenue for the remaining performance obligations through 2033.

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

As of March 31, 2020 and December 31, 2019, the carrying value of TEC’s short-term debt was not materially different from the fair value due to the short-term nature of the instruments and because the stated rates approximate market rates. The fair value of TEC’s short-term debt is determined using Level 2 measurements. See Note 7 for information regarding the fair value of long-term debt.

Item 2.	MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS

This Management’s Discussion & Analysis contains forward-looking statements, which are subject to the inherent uncertainties in predicting future results and conditions. Actual results may differ materially from those forecasted. The forecasted results are based on TEC's current expectations and assumptions, and TEC does not undertake to update that information or any other information contained in this Management’s Discussion & Analysis, except as may be required by law. Factors that could impact actual results include: regulatory actions or legislation by federal, state or local authorities; unexpected capital needs or unanticipated reductions in cash flow that affect liquidity; the ability to access the capital and credit markets when required; general economic conditions affecting customer growth and energy sales; economic conditions affecting the Florida economy; weather variations and customer energy usage patterns affecting sales and operating costs and the effect of weather conditions on energy consumption; the effect of extreme weather conditions or hurricanes; general operating conditions; input commodity prices affecting cost; natural gas demand; and the ability of TEC to operate equipment without undue accidents, breakdowns or failures. Additional information is contained under "Risk Factors" in Part II, Item 1A below and TEC’s Annual Report on Form 10-K for the year ended December 31, 2019.

Earnings Summary - Unaudited

	Three months ended March 31,
(millions)	2020	2019
Revenues
Tampa Electric	$421	$412
PGS	129	133
Eliminations	(3)	(6)
TEC	$547	$539

Net income
Tampa Electric	$59	$46
PGS	18	18
TEC	$77	$64

Operating Results

First quarter 2020 net income was $77 million, compared to $64 million in the first quarter of 2019. First quarter 2020 results were impacted by higher base revenue, primarily due to favorable weather, customer growth and the in-service of additional solar generation projects, and higher AFUDC, partially offset by higher O&M expense, depreciation expense and interest expense. See Operating Company Results below for further detail.

COVID-19 Pandemic

In the first quarter of 2020, the ongoing COVID-19 pandemic impacted the service territories in which TEC operates. To date, COVID-19 has not had a material financial impact on TEC. TEC provides essential services and continues to operate and meet customer demand. TEC’s top priority continues to be the safety of its customers and employees. Management continues to closely monitor developments related to COVID-19.

TEC has activated its company-wide pandemic and business continuity plans, including travel restrictions, directing employees to work remotely whenever possible, restricting access to operating facilities, physical distancing and implementing additional protocols (including the expanded use of personal protective equipment) for work within customers’ premises. TEC is monitoring recommendations by local and national public health authorities related to COVID-19 and is adjusting operational requirements as needed.

Tampa Electric currently anticipates earning within its allowed ROE range in 2020 and expects rate base to be higher than in 2019. Favorable weather in the first quarter of 2020 has more than offset the impacts on revenues as a result of COVID-19. Based on first quarter results and current estimates of COVID-19 impacts, and assuming normal weather for the remainder of the year, Tampa Electric expects customer growth rates and volumes to be negatively impacted by expected declines in economic activity in Florida, resulting in overall sales volumes for the year being similar or slightly lower than in 2019. However, current expected outcomes and actual results may differ given the many uncertainties related to the pandemic and its economic impact.

PGS anticipates earning below its allowed ROE range in 2020. PGS sales volumes are expected to be lower than in 2019 as a result of the economic impact of COVID-19 in Florida. Beginning mid-March, PGS sales volumes have shown a decreasing trend as a result of the impact of government quarantine measures on commercial activity and tourism. Prior to the impact of COVID-19, PGS anticipated it would earn below its allowed ROE range in 2020 primarily due to significant capital investments and related growth in rate base. Therefore, as a result of forecasted revenue requirements being higher than what is in current rates, on February 7, 2020, PGS notified the FPSC that it was planning to file a base rate proceeding in April 2020 for new rates effective January 2021. Due to the COVID-19 pandemic, in early April 2020, PGS requested and received an extension from the FPSC to file this proceeding by June 8, 2020.

The extent of the future impact of COVID-19 on TEC’s financial results and business operations is uncertain at this time and will depend on future developments, including the duration and severity of the pandemic, further potential government actions, future economic activity and energy usage. Please see Risk Factors for this risk update. Although the Governor of Florida issued an executive order on April 1, 2020 limiting individual’s movements and interactions, TEC’s personnel and contractors operating, maintaining and constructing its assets qualify as essential critical infrastructure workforce that is exempt from these limitations. TEC plans to complete its capital investments that were in progress prior to COVID-19 and continue to reliably and safely serve its customers. Depending on the duration of the COVID-19 pandemic, forecasted capital expenditures may be delayed due to supply chain disruptions, travel restrictions for contractors or the deferral of non-essential capital work. Capital project delays have been minimal to date. In addition, TEC has suspended disconnections for non-payment of bills in response to the potential effect on a customers’ ability to pay and their need for continued service. TEC currently expects to continue to have adequate liquidity given its cash position, existing bank facilities, and access to capital but will continue to monitor the impact of COVID-19 on future cash flows. Refer to Liquidity and Capital Resources for further details.

Operating Company Results

Amounts included in the operating company discussions below are pre-tax, except net income and income taxes.

Electric Division

Tampa Electric’s net income for the first quarter of 2020 was $59 million, compared with $46 million for the same period in 2019. Results primarily reflected higher base revenues and higher AFUDC, partially offset by higher O&M expense, higher depreciation expense, and higher interest expense.

Revenues were $9 million higher than in the same period in 2019, primarily driven by increased base revenues from favorable weather, customer growth and the in-service of additional solar generation projects, partially offset by lower clause revenues. Results reflect a 2% increase in number of customers at March 31, 2020 compared to March 31, 2019. Total degree days (a measure of heating and cooling demand) in Tampa Electric's service area in the first quarter of 2020 were 21% above normal and 23% above the 2019 period. A significant portion of the year over year weather impact occurred during the last two weeks of March 2020. Primarily because of this impact, unbilled revenues increased by 272 kilowatt-hours in the first quarter of 2020 compared to 2019. Total retail net energy for load, which is a calendar measurement of energy output, in the first quarter of 2020 was higher than the same period in 2019, reflecting customer growth combined with favorable weather in the first quarter of 2020 compared to 2019. Base revenues are energy sales excluding revenues from clauses, gross receipts taxes and franchise fees. Clauses, gross receipts taxes and franchise fees do not have a material effect on net income as these revenues substantially represent a dollar-for-dollar recovery of clauses and other pass-through costs.

O&M expense, excluding all FPSC-approved cost-recovery clause, was $4 million higher than in the same period of 2019, primarily driven by the timing of generation outages.  Depreciation and amortization expense increased $4 million in the first quarter of 2020 from normal additions to facilities to reliably serve customers and the in-service of additional solar generation projects.

Tampa Electric’s regulated operating statistics for the three months ended March 31, 2020 and 2019 were as follows:

(millions, except customers and total degree days)	Operating Revenues			Kilowatt-Hours Billed
Three months ended March 31,	2020	2019	% Change	2020	2019	% Change
By Customer Type
Residential (1)	$205	$206	(0)	1,880	1,939	(3)
Commercial (1)	125	120	4	1,373	1,370	0
Industrial (1)	37	34	9	497	462	8
Other (1)	42	41	2	444	446	(0)
Regulatory deferrals and unbilled revenue (2)	(2)	(7)	(71)
Total retail sales of electricity	407	394	3	4,194	4,217	(1)
Off system sales of electricity	1	1	0	22	15	47
Other operating revenue	13	17	(24)
Total revenues	$421	$412	2	4,216	4,232	(0)
Customers at March 31, (thousands)	782	769	2
Retail net energy for load (kilowatt-hours)	4,537	4,321	5
Total degree days	723	586	23

(1)	Reflects a billing cycle measurement.
(2)	Primarily reflects unbilled revenue, which incorporates a calendar measurement, and postings for clause recovery deferrals.

Natural Gas Division

PGS reported net income of $18 million for the first quarter of 2020, the same as $18 million in the first quarter of 2019. Results reflect a 3.7% higher number of customers in the first quarter of 2020 compared to the first quarter of 2019. Revenues were $4 million lower than the prior year quarter due to lower PGA clause-related revenue and lower off-system sales offset by higher base revenue impacts from customer growth and higher cast iron and bare steel replacement rider revenue. Base revenues were $1 million higher than in 2019 primarily due to customer growth, partially offset by warmer weather in 2020 and COVID-19 impacts lowering commercial sales in March.

Operations and maintenance expense, excluding all FPSC-approved cost-recovery clauses, was $1 million higher than in the 2019 quarter primarily due to higher labor and contractor costs to safely and reliably operate and maintain the growing distribution system. Depreciation and amortization increased $1 million due to normal asset growth. Return on investment in cast iron and bare steel replacement rider was $1 million higher in the 2020 period.

PGS’s regulated operating statistics for the three months ended March 31, 2020 and 2019 were as follows:

(millions, except customers)	Operating Revenues			Therms
Three months ended March 31,	2020	2019	% Change	2020	2019	% Change
By Customer Type
Residential	$48	$50	(4)	33	33	0
Commercial	41	42	(2)	145	146	(1)
Industrial	4	4	0	112	105	7
Power generation	2	1	100	234	188	24
Off system sales	9	13	(31)	42	37	14
Other operating revenues	22	20	10
Total	$126	$130	(3)	566	509	11
By Sales Type
System supply	$68	$74	(8)	82	76	8
Transportation	36	36	0	484	433	12
Other operating revenues	22	20	10
Total	$126	$130	(3)	566	509	11
Customers at March 31, (thousands)	410	395	4

Other Income

For the first quarter of 2020 and 2019, TEC’s other income was $7 million and $4 million, respectively, and included AFUDC-equity of $6 million and $2 million, respectively. The increase in AFUDC-equity is primarily due to the timing of Tampa Electric’s solar projects and the modernization of coal-fired generation assets.

Interest Expense

For the first quarter of 2020 and 2019, TEC’s interest expense, excluding AFUDC-debt, was $37 million and $34 million, respectively. The increase is due to an increase in long-term borrowings to support TEC’s ongoing capital investments program.

Income Taxes

The provisions for income taxes were $16 million for the three months ended March 31, 2020 and 2019. Compared to the 2019 period, the provision for income taxes for the three months ended March 31, 2020 is the result of higher pre-tax income, offset by higher tax benefits due to AFUDC, higher amortization of the regulatory liability related to tax reform and higher investment tax credits related to solar projects.

Liquidity and Capital Resources

In the first quarter of 2020, the impact of the COVID-19 pandemic and resulting government measures to address this pandemic have resulted in economic slowdowns in Florida. To date, COVID-19 has not had a material financial impact on TEC. Refer to the COVID-19 Pandemic section above. The impact of COVID-19 may result in decreased cash flow from operations due to the potential of lower sales and slower or less collections of accounts receivable. The extent of the future impact of COVID-19 on TEC’s operating cash flow cannot be predicted at this time and will depend on future developments, including the duration and severity of the pandemic, further potential government actions, future economic activity and energy usage. TEC currently expects to continue to have adequate liquidity given its cash position, existing bank facilities, and access to capital but will continue to monitor the impact of COVID-19 on future cash flows.

The table below sets forth the March 31, 2020 liquidity, cash balances and amounts available under the TEC credit facilities.

(millions)
Credit facilities	$850
Drawn amounts/letters of credit	405
Available credit facilities	445
Cash and short-term investments	16
Total liquidity	$461

Cash Impacts Related to Operating Activities

Cash flows from operating activities for the three months ended March 31, 2020 were $192 million, an increase of $47 million compared to the same period in 2019. The increase is primarily due to higher fuel over-recoveries and the timing of accounts payable and prepayments, partially offset by higher accounts receivable balances due to warmer weather and storm settlement customer refunds.

Cash Impacts Related to Financing Activities

Cash flows from financing activities for the three months ended March 31, 2020 resulted in net cash inflows of $128 million. TEC received $145 million of equity contributions and $300 million from short-term debt with maturities over 90 days (see Note 6 to the TEC Consolidated Condensed Financial Statements for further information regarding TEC’s short-term debt). These increases in cash flows were partially offset by a net decrease of $244 million from borrowings under credit agreements with maturities of 90 days or less and dividend payments to Parent of $73 million.

Covenants in Financing Agreements

In order to utilize its bank credit facilities, TEC must meet certain financial tests as defined in the applicable agreements. In addition, TEC has certain restrictive covenants in specific agreements and debt instruments. At March 31, 2020, TEC was in compliance with all applicable financial covenants. The table that follows lists the significant financial covenants and the performance relative to them at March 31, 2020. Reference is made to the specific agreements and instruments for more details.

Significant Financial Covenants

			Calculation at
Instrument (1)	Financial Covenant (2)	Requirement/Restriction	March 31, 2020
Credit facility - $400 million	Debt/capital	Cannot exceed 65%	46%
Accounts receivable credit facility - $150 million	Debt/capital	Cannot exceed 65%	46%
1-year term facility - $300 million	Debt/capital	Cannot exceed 65%	46%

(1)	See Note 6 to the TEC Consolidated Condensed Financial Statements for details of the credit facilities.
(2)	As defined in each applicable instrument.

Credit Ratings of Senior Unsecured Debt at March 31, 2020

	S&P (1)	Moody’s	Fitch
Credit ratings of senior unsecured debt	BBB+	A3	A
Credit ratings outlook	Stable	Stable	Stable

(1)    On March 24, 2020, S&P affirmed TEC’s BBB+ issue rating and changed the outlook to Stable from Negative.

Certain of TEC’s derivative instruments contain provisions that require TEC’s debt to maintain investment grade credit ratings.

Commitments and Contingencies

See Note 8 to the TEC Consolidated Condensed Financial Statements for information regarding TEC’s commitments and contingencies as of March 31, 2020.

Regulatory Matters

See Note 3 to the TEC Consolidated Condensed Financial Statements for information regarding TEC’s regulatory matters as of March 31, 2020.

Fair Value Measurements

The valuation methods used to determine fair value are described in Notes 7 and 11 to the TEC Consolidated Condensed Financial Statements. In addition, TEC considered the impact of nonperformance risk in determining the fair value of derivatives. TEC considered the net position with each counterparty, past performance of both parties and the intent of the parties, indications of credit deterioration and whether the markets in which TEC transacts have experienced dislocation. At March 31, 2020, the fair value of derivatives was not materially affected by nonperformance risk.

Critical Accounting Policies and Estimates

Critical accounting policies and estimates have not materially changed in 2020. For further discussion of critical accounting policies and estimates, see TEC’s Annual Report on Form 10-K for the year ended December 31, 2019.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by Item 3 is omitted pursuant to General Instruction H(2) of Form 10-Q.

Item 4.	CONTROLS AND PROCEDURES
(a)

Evaluation of Disclosure Controls and Procedures. TEC’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of TEC’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2020. Based on such evaluation, TEC’s principal financial officer and principal executive officer have concluded that, as of March 31, 2020, TEC’s disclosure controls and procedures are effective.

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

TEC is updating the risk factors in its 2019 Annual Report on Form 10-K as described below.

An outbreak of infectious disease, a pandemic or a similar public health threat may adversely affect TEC.

An outbreak of infectious disease, a pandemic or a similar public health threat, such as the COVID-19 pandemic, or a fear of any of the foregoing, could adversely impact TEC, including by causing operating, supply chain and project development delays and disruptions, labor shortages and shutdowns (including as a result of government regulation and prevention measures), and delays in regulation decisions and proceedings, which could have a negative impact on TEC’s operations.

Any adverse changes in general economic and market conditions arising as a result of a public health threat could negatively impact demand for electricity and natural gas, revenue, operating costs, timing and extent of capital expenditures, results of financing efforts, or credit risk and counterparty risk, which could result in a material adverse effect on TEC’s business.

While TEC maintains pandemic and business contingency plans in each of its operations to manage and mitigate the impact of any such public health threat, it cannot be assured that such mitigation efforts will be successful, therefore the extent of the evolving COVID-19 pandemic or other pandemics and their future impact on TEC is uncertain.

Item 6.	EXHIBITS

Exhibit
No.	Description
3.1	Restated Articles of Incorporation of Tampa Electric Company, as amended on November 30, 1982 (Exhibit 3 to Registration Statement No. 2-70653 of Tampa Electric Company). (P)	*

3.2	Bylaws of Tampa Electric Company, as amended effective February 2, 2011 (Exhibit 3.4, Form 10-K for 2010 of Tampa Electric Company).	*

10.1

Credit Agreement dated as of February 6, 2020, among Tampa Electric Company, as Borrower, Wells Fargo Bank, National Association, as Administrative Agent, and the Lenders party thereto (Exhibit 10.1, Form 8-K dated February 6, 2020 of Tampa Electric Company).

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

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit
No.	Description

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	This certification accompanies the Quarterly Report on Form 10-Q and is not filed as part of it.
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

TAMPA ELECTRIC COMPANY
(Registrant)

Date: May 12, 2020	By:	/s/ Gregory W. Blunden
Gregory W. Blunden
Senior Vice President-Finance and Accounting, Treasurer and Chief Financial Officer (Chief Accounting Officer)
(Principal Financial and Accounting Officer)