Form 10-Q
period 2020-06-30
TAMPA ELECTRIC CO
filed 2020-08-12
CIK 96271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 10, 2020, there were 10 shares of Tampa Electric Company’s common stock issued and outstanding, all of which were held, beneficially and of record, by TECO Energy, Inc.

Tampa Electric Company meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format specified in General Instruction H(2) of Form 10-Q.

ACRONYMS

Acronyms used in this and other filings with the U.S. Securities and Exchange Commission in 2020 include the following:

Term	Meaning
AFUDC	allowance for funds used during construction
AFUDC-debt	debt component of allowance for funds used during construction
AFUDC-equity	equity component of allowance for funds used during construction
APBO	accumulated postretirement benefit obligation
ARO	asset retirement obligation
ASC	Accounting Standards Codification
CAD	Canadian dollars
CAIR	Clean Air Interstate Rule
CCRs	coal combustion residuals
CMO	collateralized mortgage obligation
CNG	compressed natural gas
CO2	carbon dioxide
COVID-19	coronavirus disease 2019
CPI	consumer price index
CSAPR	Cross State Air Pollution Rule
CT	combustion turbine
ECRC	environmental cost recovery clause
Emera	Emera Inc., a geographically diverse energy and services company headquartered in Nova Scotia, Canada
EPA	U.S. Environmental Protection Agency
ERISA	Employee Retirement Income Security Act
EROA	expected return on plan assets
EUSHI	Emera US Holdings Inc., a wholly owned subsidiary of Emera, which is the sole shareholder of TECO Energy’s common stock
FASB	Financial Accounting Standards Board
FDEP	Florida Department of Environmental Protection
FERC	Federal Energy Regulatory Commission
FPSC	Florida Public Service Commission
IGCC	integrated gasification combined-cycle
IOU	investor owned utility
IRS	Internal Revenue Service
ITCs	investment tax credits
kWac	kilowatt on an alternating current basis
LNG	liquefied natural gas
MBS	mortgage-backed securities
MD&A	the section of this report entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations
Merger	Merger of Emera US Inc. with and into TECO Energy, with TECO Energy as the surviving corporation
MGP	manufactured gas plant
MMBTU	one million British Thermal Units
MRV	market-related value
MW	megawatt(s)
MWH	megawatt-hour(s)
NAV	net asset value
Note	Note to consolidated financial statements
NPNS	normal purchase normal sale
O&M expenses	operations and maintenance expenses
OCI	other comprehensive income
OPC	Office of Public Counsel
OPEB	other postemployment benefits
Parent	TECO Energy, Inc., the direct parent company of Tampa Electric Company
PBGC	Pension Benefit Guarantee Corporation
PBO	projected benefit obligation
PGA	purchased gas adjustment
PGS	Peoples Gas System, the gas division of Tampa Electric Company
PPA	power purchase agreement
PRP	potentially responsible party

Term	Meaning
R&D	research and development
REIT	real estate investment trust
RFP	request for proposal
ROE	return on common equity
Regulatory ROE	return on common equity as determined for regulatory purposes
S&P	Standard and Poor’s
SCR	selective catalytic reduction
SEC	U.S. Securities and Exchange Commission
SoBRAs	solar base rate adjustments
SERP	Supplemental Executive Retirement Plan
STIF	short-term investment fund
Tampa Electric	Tampa Electric, the electric division of Tampa Electric Company
TEC	Tampa Electric Company
TECO Energy	TECO Energy, Inc., the direct parent company of Tampa Electric Company
TSI	TECO Services, Inc.
U.S. GAAP	generally accepted accounting principles in the United States
VIE	variable interest entity

TAMPA ELECTRIC COMPANY

Consolidated Condensed Balance Sheets

Unaudited

Assets	June 30,	December 31,
(millions)	2020	2019
Property, plant and equipment
Utility plant
Electric	$10,992	$10,578
Gas	2,151	2,012
Utility plant, at original costs	13,143	12,590
Accumulated depreciation	(3,579)	(3,472)
Utility plant, net	9,564	9,118
Other property	14	13
Total property, plant and equipment, net	9,578	9,131

Current assets
Cash and cash equivalents	10	14
Receivables, less allowance for uncollectibles of $6 and $2 at June 30, 2020 and December 31, 2019, respectively	231	206
Due from affiliates	25	14
Inventories, at average cost
Fuel	35	36
Materials and supplies	107	104
Regulatory assets	39	41
Prepayments and other current assets	19	10
Total current assets	466	425

Deferred debits
Regulatory assets	389	396
Other	56	55
Total deferred debits	445	451
Total assets	$10,489	$10,007

The accompanying notes are an integral part of the consolidated condensed financial statements.

 TAMPA ELECTRIC COMPANY

Consolidated Condensed Balance Sheets - continued

Unaudited

Liabilities and Capitalization	June 30,	December 31,
(millions)	2020	2019
Capitalization
Common stock	$3,650	$3,385
Accumulated other comprehensive loss	(1)	(1)
Retained earnings	354	311
Total capital	4,003	3,695
Long-term debt	2,592	2,869
Total capitalization	6,595	6,564

Current liabilities
Long-term debt due within one year	278	0
Notes payable	494	348
Accounts payable	245	296
Due to affiliates	17	20
Customer deposits	131	132
Regulatory liabilities	110	93
Accrued interest	15	13
Accrued taxes	52	14
Other	40	44
Total current liabilities	1,382	960

Long-term liabilities
Deferred income taxes	760	758
Regulatory liabilities	1,207	1,210
Investment tax credits	218	164
Deferred credits and other liabilities	327	351
Total long-term liabilities	2,512	2,483

Commitments and Contingencies (see Note 8)

Total liabilities and capitalization	$10,489	$10,007

The accompanying notes are an integral part of the consolidated condensed financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Condensed Statements of Income and Comprehensive Income

Unaudited

	Three months ended June 30,
(millions)	2020	2019
Revenues
Electric	$453	$520
Gas	96	107
Total revenues	549	627
Expenses
Fuel	67	139
Purchased power	25	13
Cost of natural gas sold	25	38
Operations and maintenance	126	132
Depreciation and amortization	92	94
Taxes, other than income	50	52
Total expenses	385	468
Income from operations	164	159
Other income
Allowance for equity funds used during construction	7	2
Other income, net	2	3
Total other income	9	5
Interest charges
Interest expense	35	34
Allowance for borrowed funds used during construction	(3)	(1)
Total interest charges	32	33
Income before provision for income taxes	141	131
Provision for income taxes	24	24
Net income	$117	$107
Comprehensive income	$117	$107

The accompanying notes are an integral part of the consolidated condensed financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Condensed Statements of Income and Comprehensive Income

Unaudited

	Six months ended June 30,
(millions)	2020	2019
Revenues
Electric	$873	$931
Gas	223	235
Total revenues	1,096	1,166
Expenses
Fuel	168	246
Purchased power	27	17
Cost of natural gas sold	67	85
Operations and maintenance	260	262
Depreciation and amortization	189	186
Taxes, other than income	101	102
Total expenses	812	898
Income from operations	284	268
Other income
Allowance for equity funds used during construction	13	4
Other income, net	3	5
Total other income	16	9
Interest charges
Interest expense	72	68
Allowance for borrowed funds used during construction	(6)	(2)
Total interest charges	66	66
Income before provision for income taxes	234	211
Provision for income taxes	40	40
Net income	$194	$171
Comprehensive income	$194	$171

The accompanying notes are an integral part of the consolidated condensed financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Condensed Statements of Cash Flows

Unaudited

	Six months ended June 30,
(millions)	2020	2019
Cash flows from operating activities
Net income	$194	$171
Adjustments to reconcile net income to cash from operating activities:
Depreciation and amortization	189	186
Deferred income taxes and investment tax credits	43	31
Deferred recovery clauses	37	1
Receivables, less allowance for uncollectibles	(22)	1
Prepayments and other deposits	(9)	(6)
Taxes accrued	20	25
Accounts payable	(41)	(54)
Regulatory assets and liabilities	(12)	5
Other	(17)	(29)
Cash flows from operating activities	382	331
Cash flows used in investing activities
Capital expenditures	(653)	(581)
Net proceeds from sale of assets	6	0
Cash flows used in investing activities	(647)	(581)
Cash flows from financing activities
Equity contributions from Parent	265	220
Net increase (decrease) in short-term debt (maturities of 90 days or less)	(154)	165
Proceeds from other short-term debt (maturities over 90 days)	300	0
Dividends to Parent	(150)	(140)
Cash flows from financing activities	261	245
Net decrease in cash and cash equivalents	(4)	(5)
Cash and cash equivalents at beginning of period	14	15
Cash and cash equivalents at end of period	$10	$10
Supplemental disclosure of non-cash activities
Change in accrued capital expenditures	$(12)	$(4)

The accompanying notes are an integral part of the consolidated condensed financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Condensed Statements of Capital

Unaudited

				Accumulated
				Other
		Common	Retained	Comprehensive	Total
(millions, except share amounts)	Shares	Stock	Earnings	Loss	Capital
Three months ended June 30, 2020
Balance, March 31, 2020	10	3,530	$316	$(1)	$3,845
Net income			117		117
Equity contributions from Parent		120			120
Dividends to Parent			(77)		(77)
Other			(2)		(2)
Balance, June 30, 2020	10	$3,650	$354	$(1)	$4,003

Three months ended June 30, 2019
Balance, March 31, 2019	10	3,100	$302	$(1)	$3,401
Net income			107		107
Equity contributions from Parent		110			110
Dividends to Parent			(64)		(64)
Balance, June 30, 2019	10	$3,210	$345	$(1)	$3,554

Six months ended June 30, 2020
Balance, December 31, 2019	10	3,385	$311	$(1)	$3,695
Net income			194		194
Equity contributions from Parent		265			265
Dividends to Parent			(150)		(150)
Other			(1)		(1)
Balance, June 30, 2020	$10	$3,650	$354	$(1)	$4,003

Six months ended June 30, 2019
Balance, December 31, 2018	10	2,990	$314	$(1)	$3,303
Net income			171		171
Equity contributions from Parent		220			220
Dividends to Parent			(140)		(140)
Balance, June 30, 2019	10	$3,210	$345	$(1)	$3,554

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

Intercompany balances and transactions within the divisions have been eliminated in consolidation. In the opinion of management, the unaudited consolidated condensed financial statements include all adjustments that are of a recurring nature and necessary to state fairly the financial position of TEC as of June 30, 2020 and December 31, 2019, and the results of operations and cash flows for the periods ended June 30, 2020 and June 30, 2019. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results that can be expected for the entire fiscal year ending December 31, 2020.

The use of estimates is inherent in the preparation of financial statements in accordance with U.S. GAAP. Actual results could differ from these estimates. The year-end Consolidated Condensed Balance Sheet was derived from audited financial statements; however, this quarterly report on Form 10-Q does not include all year-end disclosures required for an annual report on Form 10-K by U.S. GAAP.

Since December 31, 2019, the outbreak of the novel strain of coronavirus, specifically identified as COVID-19, has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. While management considered the impact of COVID-19 in TEC’s estimates and results, the financial statements as of and for the three and six months ended June 30, 2020 were not significantly impacted by COVID-19. However, it is not possible to reliably estimate the length and severity of the COVID-19 pandemic and the impact on the financial results and condition of TEC in future periods. See Note 5 for further information regarding potential future impacts to TEC’s employee postretirement benefits.

Receivables and Allowance for Uncollectible Accounts

Receivables from contracts with customers, which consist of services to residential, commercial, industrial and other customers, were $230 million and $205 million as of June 30, 2020 and December 31, 2019, respectively. An allowance for uncollectible accounts is established based on TEC’s collection experience and reasonable and supportable forecasts that affect the collectibility of the reported amount. Circumstances that could affect Tampa Electric’s and PGS’s estimates of uncollectible receivables include, but are not limited to, customer credit issues, fuel prices, customer deposits and general economic conditions, including the impacts of the COVID-19 pandemic. Accounts are reserved in the allowance or written off once they are deemed to be uncollectible.

As of June 30, 2020 and December 31, 2019, unbilled revenues of $84 million and $61 million, respectively, are included in the “Receivables” line item on the Consolidated Condensed Balance Sheets.

Accounting for Franchise Fees and Gross Receipts

Tampa Electric and PGS are allowed to recover certain costs from customers on a dollar-for-dollar basis through rates approved by the FPSC. The amounts included in customers’ bills for franchise fees and gross receipt taxes are included as revenues on the Consolidated Condensed Statements of Income. Franchise fees and gross receipt taxes payable by Tampa Electric and PGS are included as an expense on the Consolidated Condensed Statements of Income in “Taxes, other than income”. These amounts totaled $26 million and $29 million for the three months ended June 30, 2020 and 2019, respectively, and $53 million and $56 million for the six months ended June 30, 2020 and 2019, respectively.

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

The true-up filing for SoBRA tranche 1 and 2 revenue requirement estimates that were included in base rates as of September 2018 and January 2019, respectively, was submitted on April 30, 2020. Once approved, the final net true-up amount is expected to be a refund of $5 million, which will be returned to customers in 2020.

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

Tampa Electric Big Bend Modernization Project

Tampa Electric expects to invest approximately $850 million during 2018 through 2023 to modernize the Big Bend Power Station, of which approximately $414 million has been invested through June 30, 2020. The Big Bend modernization project will repower Big Bend Unit 1 with natural gas combined-cycle technology and eliminate coal as this unit’s fuel. As part of the Big Bend modernization project, on June 1, 2020, Tampa Electric retired the Unit 1 components that will not be used in the modernized plant. At June 1, 2020, Tampa Electric’s balance sheet included $223 million and $90 million in electric utility plant and accumulated depreciation, respectively, related to Unit 1 components. In accordance with Tampa Electric’s 2017 settlement agreement approved by the FPSC, Tampa Electric will continue to account for its existing investment in Unit 1 in electric utility plant and depreciate the assets using the current depreciation rates until the FPSC approves Tampa Electric’s next depreciation and dismantlement study. In addition, Tampa Electric plans to retire Big Bend Unit 2 in 2021 early as part of the Big Bend modernization project.

Tampa Electric Storm Protection Cost Recovery Clause and Settlement Agreement

On October 3, 2019, the FPSC issued a rule to implement a Storm Protection Plan (SPP) Cost Recovery Clause. This new clause provides a process for Florida investor-owned utilities, including Tampa Electric, to recover transmission and distribution storm hardening costs for incremental activities not already included in base rates. Tampa Electric submitted its storm protection plan with the FPSC on April 10, 2020. On April 27, 2020, Tampa Electric submitted a settlement agreement with the FPSC which specified a $15 million base rate reduction for costs previously recovered in base rates related to SPP programs beginning January 1, 2021. On June 9, 2020, the FPSC approved this settlement agreement. On August 3, 2020, Tampa Electric submitted another settlement agreement to the FPSC for approval, including cost recovery of approximately $39 million in proposed storm protection project costs for 2020 and 2021. This cost recovery includes the $15 million of costs reduced from base rates. This settlement agreement was approved on August 10, 2020 and Tampa Electric’s cost recovery will begin in January 2021. Tampa Electric will file a new plan in 2022 to determine cost recovery in 2023, 2024, and 2025.

The June 9, 2020 settlement agreement approved by the FPSC disclosed above also included approval of Tampa Electric’s petition to eliminate its $16 million accumulated amortization reserve surplus for intangible software assets through a credit to amortization expense in 2020. As stipulated in the settlement, $8 million of this credit was recognized in the second quarter of 2020 with the remaining $8 million to be recognized over the remainder of 2020.

Tampa Electric Mid-Course Adjustment to Fuel Recovery

In March 2020, Tampa Electric requested a mid-course adjustment to its fuel and capacity charges, effective with June 2020 customer bills, due to a decline in expected fuel commodity and capacity costs in 2020. The FPSC approved the request on April 28, 2020. This will result in lower fuel and capacity clause rates to customers for the remainder of 2020, including an acceleration of the return of these savings in the three months starting June 2020 through customer bill credits.

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

PGS is permitted to initiate a general base rate proceeding during 2020 regardless of its earned ROE at the time, provided the new rates do not become effective before January 1, 2021. As a result of increased forecasted revenue requirements, on June 8, 2020, PGS filed a petition for an increase in rates and service charges effective January 2021. The new rates would be expected to result in an increase in revenue of approximately $62 million annually.

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

Details of the regulatory assets and liabilities are presented in the following table:

Regulatory Assets and Liabilities
(millions)	June 30, 2020	December 31, 2019
Regulatory assets:
Regulatory tax asset (1)	$87	$74
Cost-recovery clauses (2)	7	12
Environmental remediation (3)	21	20
Postretirement benefits (4)	287	295
Asset retirement obligation (5)	16	25
Other	10	11
Total regulatory assets	428	437
Less: Current portion	39	41
Long-term regulatory assets	$389	$396
Regulatory liabilities:
Regulatory tax liability (6)	$698	$699
Cost-recovery clauses (2)	70	37
Accumulated reserve - cost of removal (7)	500	506
Storm reserve (8)	48	48
Other	1	13
Total regulatory liabilities	1,317	1,303
Less: Current portion	110	93
Long-term regulatory liabilities	$1,207	$1,210
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

4. Income Taxes

CARES Act

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act (the Act) was signed into legislation.  The Act includes several business provisions including deferral in employer payroll taxes and an employee retention payroll tax credit. TEC is continuing to evaluate the impact of the Act but does not expect any material impacts.

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

TEC’s effective tax rates for the six months ended June 30, 2020 and 2019 were 17.1% and 19.0%, respectively. The June 30, 2020 and 2019 effective tax rates are an estimate of the annual effective income tax rate. TEC’s effective tax rate for the six months ended June 30, 2020 and 2019 differed from the statutory rate principally due to the amortization of the regulatory tax liability resulting from tax reform. See Note 3 for further information regarding the regulatory tax liability.

Unrecognized Tax Benefits

As of June 30, 2020 and December 31, 2019, the amount of unrecognized tax benefits was $9 million, all of which was recorded as a reduction of deferred income tax assets for tax credit carryforwards. TEC believes that it is reasonably possible the total unrecognized tax benefits could decrease and be recognized within the next twelve months due to the ongoing audit examination of TECO Energy’s consolidated federal income tax return for the short tax year ending June 30, 2016. However, the impact of the COVID-19 pandemic on the timing of audit examinations cannot be reliably predicted at this time. TEC had $9 million of unrecognized tax benefits at June 30, 2020 and December 31, 2019, that, if recognized, would reduce TEC’s effective tax rate.

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

TECO Energy Benefit Cost
(millions)	Pension Benefits			Other Postretirement Benefits
Three months ended June 30,	2020	2019		2020	2019
Components of net periodic benefit cost
Service cost	$5	$5		$0	$0
Interest cost	6	8		2	1
Expected return on assets	(12)	(14)		0	0
Amortization of:
Actuarial loss	5	5		0	0
Net periodic benefit cost	$4	$4		$2	$1
Six months ended June 30,
Components of net periodic benefit cost
Service cost	$10	$10		$0	$0
Interest cost	13	16		3	3
Expected return on assets	(25)	(26)		0	0
Amortization of:
Actuarial loss	10	8		0	0
Settlement cost	0	1	(1)	0	0
Net periodic benefit cost	$8	$9		$3	$3

 (1)Represents TECO Energy’s SERP and Restoration Plan settlement charges as a result of the prior retirements of certain executives.

TEC’s portion of the net periodic benefit cost for the three months ended June 30, 2020 and 2019, respectively, was $3 million and $3 million for pension benefits, and $1 million and $1 million for other postretirement benefits. TEC’s portion of the net periodic benefit cost for the six months ended June 30, 2020 and 2019, respectively, was $6 million and $7 million for pension benefits, and $3 million and $3 million for other postretirement benefits.

TECO Energy assumed a long-term EROA of 7.00% and a discount rate of 3.22% for pension benefits under its qualified pension plan for 2020. For TECO Energy’s other postretirement benefits, TECO Energy used a discount rate of 3.32% for 2020.

TECO Energy made contributions of $10 million and $7 million to its qualified pension plan in the six months ended June 30, 2020 and 2019, respectively. TEC’s portion of these contributions was $8 million and $5 million, respectively. TECO Energy expects to make contributions to the pension plan of $10 million for the remainder of 2020, of which TEC estimates its portion to be $8 million.

Included in the benefit cost discussed above, for the three and six months ended June 30, 2020, $4 million and $9 million of unamortized prior service benefits and costs and actuarial gains and losses were reclassified by TEC from regulatory assets to the Consolidated Condensed Statement of Income, compared with $3 million and $6 million for the three and six months ended June 30, 2019.

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

6. Short-Term Debt

Details of TEC’s credit facilities and related borrowings are presented in the following table:

	June 30, 2020			December 31, 2019
			Letters			Letters
	Credit	Borrowings	of Credit	Credit	Borrowings	of Credit
(millions)	Facilities	Outstanding (1)	Outstanding	Facilities	Outstanding (1)	Outstanding
5-year facility (2)	$400	$194	$1	$400	$295	$1
3-year accounts receivable facility (3)	150	0	0	150	53	0
1-year term facility (4)	300	300	0	0	0	0
Total	$850	$494	$1	$550	$348	$1
(1)	Borrowings outstanding are reported as notes payable.
(2)	This 5-year facility matures March 22, 2022.
(3)	This 3-year facility matures March 22, 2021.
(4)	This 1-year term facility matures on February 4, 2021.

At June 30, 2020, these credit facilities required commitment fees ranging from 12.5 to 35.0 basis points. The weighted-average interest rate on outstanding amounts payable under the credit facilities at June 30, 2020 and December 31, 2019 was 0.83% and 2.56%, respectively.

Tampa Electric Company Accounts Receivable Facility

On July 14, 2020, TEC amended its $150 million accounts receivable collateralized borrowing facility (Loan Agreement) in order to change certain performance ratios. The amended Loan Agreement was effective as of June 30, 2020. TEC was in compliance with the requirements of the Loan Agreement at June 30, 2020. There were no other changes made to the Loan Agreement. There were no amounts outstanding on this facility at June 30, 2020.

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

7. Long-Term Debt

Fair Value of Long-Term Debt

At June 30, 2020, TEC’s long-term debt had a carrying amount of $2,870 million and an estimated fair market value of $3,482 million. At December 31, 2019, TEC’s total long-term debt had a carrying amount of $2,869 million and an estimated fair market value of $3,335 million. The fair value of the debt securities is determined using Level 2 measurements (see Note 11 for information regarding the fair value hierarchy).

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

Superfund and Former Manufactured Gas Plant Sites

TEC, through its Tampa Electric and PGS divisions, is a PRP for certain superfund sites and, through its PGS division, for certain former MGP sites. While the joint and several liability associated with these sites presents the potential for significant response costs, as of June 30, 2020, TEC has estimated its ultimate financial liability to be $21 million, primarily at PGS. This amount has been accrued and is primarily reflected in the long-term liability section under “Deferred credits and other liabilities” on the Consolidated Condensed Balance Sheets. The environmental remediation costs associated with these sites are expected to be paid over many years.

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

Factors that could impact these estimates include the ability of other PRPs to pay their pro-rata portion of the cleanup costs, additional testing and investigation which could expand the scope of the cleanup activities, additional liability that might arise from the cleanup activities themselves or changes in laws or regulations that could require additional remediation. Under current regulations, these costs are recoverable through customer rates established in subsequent base rate proceedings. See Note 3 for information regarding the related regulatory asset.

Long-Term Commitments

TEC has commitments for various purchases as disclosed below, including payment obligations under contractual agreements for fuel, fuel transportation and power purchases that are recovered from customers under regulatory clauses. The following is a schedule of future payments under PPAs, minimum lease payments with non-cancelable lease terms in excess of one year, and other net purchase obligations/commitments at June 30, 2020:

					Long-term		Demand
	Purchased		Capital	Fuel and	Service	Operating	Side
(millions)	Power	Transportation	Projects	Gas Supply	Agreements	Leases	Management	Total

2020	$31	$108	$118	$101	$30	$1	$2	$391
2021	3	234	84	52	6	3	3	385
2022	0	236	79	2	9	3	3	332
2023	0	208	68	1	12	3	0	292
2024	0	197	0	0	19	3	0	219
Thereafter	0	1,915	0	0	41	51	0	2,007
Total future minimum payments	$34	$2,898	$349	$156	$117	$64	$8	$3,626

Debt Covenants

TEC must meet certain financial tests, including a debt to capital ratio, as defined in the applicable debt agreements and has certain restrictive covenants in specific agreements and debt instruments. At June 30, 2020, TEC was in compliance with all required covenants.

9. Segment Information

(millions)	Tampa				Tampa Electric
Three months ended June 30,	Electric	PGS	Eliminations		Company
2020
Revenues - external	$453	$96	$0		$549
Intracompany sales	1	1	(2)		0
Total revenues	454	97	(2)		549
Total interest charges	28	4	0		32
Net income	$106	$11	$0		$117
2019
Revenues - external	$520	$107	$0		$627
Intracompany sales	1	4	(5)		0
Total revenues	521	111	(5)		627
Total interest charges	29	4	0		33
Net income	$93	$14	$0		$107

Six months ended June 30,
2020
Revenues - external	$873	$223	$0		$1,096
Intracompany sales	2	4	(6)		0
Total revenues	875	227	(6)		1,096
Total interest charges	58	8	0		66
Net income	$165	$29	$0		$194
2019
Revenues - external	$931	$235	$0		$1,166
Intracompany sales	2	8	(10)		0
Total revenues	933	243	(10)		1,166
Total interest charges	58	8	0		66
Net income	$139	$32	$0		$171
Total assets at June 30, 2020	$9,409	$1,710	$(630)	(1)	$10,489
Total assets at December 31, 2019	$9,007	$1,593	$(593)	(1)	$10,007

(1)	Amounts primarily relate to consolidated deferred tax reclassifications. Deferred tax assets are reclassified and netted with deferred tax liabilities upon consolidation.

10. Revenue

The following disaggregates TEC’s revenue by major source:

(millions)	Tampa			Tampa Electric
Three months ended June 30, 2020	Electric	PGS	Eliminations	Company
Electric revenue
Residential	$254	$0	$0	$254
Commercial	121	0	0	121
Industrial	32	0	0	32
Regulatory deferrals and unbilled revenue	(3)	0	0	(3)
Other (1)	50	0	(1)	49
Total electric revenue	454	0	(1)	453
Gas revenue
Residential	0	36	0	36
Commercial	0	28	0	28
Industrial (2)	0	5	0	5
Other (3)	0	28	(1)	27
Total gas revenue	0	97	(1)	96
Total revenue	$454	$97	$(2)	$549
Three months ended June 30, 2019
Electric revenue
Residential	$261	$0	$0	$261
Commercial	141	0	0	141
Industrial	42	0	0	42
Regulatory deferrals and unbilled revenue	17	0	0	17
Other (1)	60	0	(1)	59
Total electric revenue	521	0	(1)	520
Gas revenue
Residential	0	36	0	36
Commercial	0	35	0	35
Industrial (2)	0	6	0	6
Other (3)	0	34	(4)	30
Total gas revenue	0	111	(4)	107
Total revenue	$521	$111	$(5)	$627

(millions)	Tampa			Tampa Electric
Six months ended June 30, 2020	Electric	PGS	Eliminations	Company
Electric revenue
Residential	$459	$0	$0	$459
Commercial	246	0	0	246
Industrial	69	0	0	69
Regulatory deferrals and unbilled revenue	(5)	0	0	(5)
Other (1)	106	0	(2)	104
Total electric revenue	875	0	(2)	873
Gas revenue
Residential	0	84	0	84
Commercial	0	69	0	69
Industrial (2)	0	11	0	11
Other (3)	0	63	(4)	59
Total gas revenue	0	227	(4)	223
Total revenue	$875	$227	$(6)	$1,096

Six months ended June 30, 2019
Electric revenue
Residential	$467	$0	$0	$467
Commercial	261	0	0	261
Industrial	76	0	0	76
Regulatory deferrals and unbilled revenue	10	0	0	10
Other (1)	119	0	(2)	117
Total electric revenue	933	0	(2)	931
Gas revenue
Residential	0	86	0	86
Commercial	0	77	0	77
Industrial (2)	0	11	0	11
Other (3)	0	69	(8)	61
Total gas revenue	0	243	(8)	235
Total revenue	$933	$243	$(10)	$1,166

(1) Other electric revenue includes sales to public authorities, off-system sales to other utilities and various other items.
(2) Industrial gas revenue includes sales to power generation customers.
(3) Other gas revenue includes off-system sales to other utilities and various other items.

Remaining Performance Obligations

Remaining performance obligations primarily represent lighting contracts and gas transportation contracts with fixed contract terms. As of June 30, 2020 and December 31, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $140 million. As allowed under ASC 606, this amount excludes contracts with an original expected length of one year or less and variable amounts for which TEC recognizes revenue at the amount to which it has the right to invoice for services performed. TEC expects to recognize revenue for the remaining performance obligations through 2033.

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

As of June 30, 2020 and December 31, 2019, the carrying value of TEC’s short-term debt was not materially different from the fair value due to the short-term nature of the instruments and because the stated rates approximate market rates. The fair value of TEC’s short-term debt is determined using Level 2 measurements. See Note 7 for information regarding the fair value of long-term debt.

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

Earnings Summary - Unaudited

	Three months ended June 30,		Six months ended June 30,
(millions)	2020	2019	2020	2019
Revenues
Tampa Electric	$454	$521	$875	$933
PGS	97	111	227	243
Eliminations	(2)	(5)	(6)	(10)
TEC	$549	$627	$1,096	$1,166

Net income
Tampa Electric	$106	$93	$165	$139
PGS	11	14	29	32
TEC	$117	$107	$194	$171

Operating Results

Second quarter 2020 net income was $117 million, compared to $107 million in the second quarter of 2019. Second quarter 2020 results were impacted by higher AFUDC, lower O&M expense and lower depreciation and amortization expense as a result of a regulatory settlement agreement. Year-to-date 2020 net income was $194 million, compared to $171 million in the 2019 year-to-date period. Year-to-date 2020 results were impacted by higher base revenues and higher AFUDC, partially offset by lower other operating revenues and higher interest expense. See Operating Company Results below for further detail.

COVID-19 Pandemic

During 2020, the ongoing COVID-19 pandemic has affected the service territories in which TEC operates. To date, COVID-19 has not had a material financial impact on TEC. TEC provides essential services and continues to operate and meet customer demand. TEC’s top priority continues to be the health and safety of its customers and employees. Management continues to closely monitor developments related to COVID-19.

In March 2020, TEC activated its company-wide pandemic and business continuity plans, including travel restrictions, directing employees to work remotely whenever possible, restricting access to operating facilities, physical distancing and implementing additional protocols (including the expanded use of personal protective equipment) for work within customers’ premises. TEC is monitoring recommendations by local and national public health authorities related to COVID-19 and is adjusting operational requirements as needed.

Tampa Electric currently anticipates earning within its allowed ROE range in 2020 and expects rate base to be higher than 2019. An increase in residential sales and favorable weather in the six months ended June 30, 2020 have more than offset the impacts of a decrease in other revenue classes as a result of COVID-19. The number of customers increased 2% from June 30, 2019. Tampa Electric’s volumes could be negatively impacted by potential declines in future economic activity in Florida due to COVID-19 impacts, resulting in overall sales volumes for the year being similar or slightly lower than in 2019. Expected outcomes and actual results may differ given the many uncertainties related to the pandemic and its economic impact.

PGS anticipates earning below its allowed ROE range in 2020. Prior to the impact of COVID-19, PGS anticipated it would earn below its allowed ROE range in 2020 primarily due to significant capital investments and related growth in rate base. In addition, PGS sales volumes are expected to be lower than in 2019 as a result of the economic impact of COVID-19 in Florida. Beginning mid-March, PGS sales volumes decreased as a result of the impact of government measures on commercial customers and reduced tourism. Therefore, as a result of forecasted revenue requirements being higher than what is in current rates, on June 8, 2020, PGS filed a petition for an increase in rates and service charges effective January 2021. The new rates would be expected to result in an increase in revenue of approximately $62 million annually.

TEC is working with customers on relief initiatives in response to the effect of the pandemic on customers’ ability to make payments and the need for continued service. To date, these initiatives include the temporary suspension of disconnection for non-payment of bills and the development of payment arrangements where necessary. In the second quarter of 2020, TEC experienced an increase in the aging of customer receivables resulting from the suspension of disconnections. To date, there have been no significant customer defaults as a result of bankruptcies with many customer accounts secured by deposits. As of and for the three and six months ended June 30, 2020, adjustments to the allowance for uncollectible accounts have not had a significant impact on net income, and the allowance for uncollectible accounts has increased slightly to less than 3% of total accounts receivables. The ultimate effect of potential credit losses due to customer non-payment is not be known at this time. TEC is continuing to monitor customer accounts and to work with customers on payment arrangements. TEC expects to end its temporary suspension of disconnections for non-payment in the third quarter of 2020.

The extent of the future impact of COVID-19 on TEC’s financial results and business operations is uncertain at this time and will depend on future developments, including the duration and severity of the pandemic, further potential government actions, future economic activity and energy usage. Please see Risk Factors for further information. TEC plans to complete its capital investments that were in progress prior to COVID-19 and continue to reliably and safely serve its customers. Depending on the duration of the COVID-19 pandemic, forecasted capital expenditures may be delayed due to supply chain disruptions, travel restrictions for contractors or the deferral of non-essential capital work. Capital project delays and supply chain disruptions have been immaterial to date. TEC currently expects to continue to have adequate liquidity given its cash position, existing bank facilities, and access to capital but will continue to monitor the impact of COVID-19 on future cash flows. Refer to Liquidity and Capital Resources for further details.

Operating Company Results

Amounts included in the operating company discussions below are pre-tax, except net income and income taxes.

Electric Division

Tampa Electric’s net income for the second quarter of 2020 was $106 million, compared with $93 million for the same period in 2019. Results primarily reflected higher AFUDC, higher base revenues, lower O&M expense, and lower depreciation and amortization expense.

Revenues were $67 million lower than in the same period in 2019 primarily driven by lower clause revenues, partially offset by increased base revenues from customer growth, a greater mix of residential sales and the in-service of additional solar generation projects. Results reflect a 2% increase in number of customers at June 30, 2020 compared to June 30, 2019. Total degree days (a measure of heating and cooling demand) in Tampa Electric's service area in the second quarter of 2020 were 5% above normal and 5% below the 2019 period. Total retail net energy for load, which is a calendar measurement of energy output, in the second quarter of 2020 was 3% lower than the same period in 2019, reflecting milder weather in the second quarter of 2020 compared to 2019. Base revenues are energy sales excluding revenues from clauses, gross receipts taxes and franchise fees. Clauses, gross receipts taxes and franchise fees do not have a material effect on net income as these revenues substantially represent a dollar-for-dollar recovery of clauses and other pass-through costs.

O&M expense, excluding all FPSC-approved cost-recovery clause, was $3 million lower than in the same period of 2019 primarily due to the timing of generation outage costs from 2019.  Depreciation and amortization expense decreased $4 million in the second quarter of 2020 compared to the second quarter of 2019 primarily due to a regulatory agreement approved by the FPSC which eliminates Tampa Electric’s accumulated amortization reserve surplus for intangible software assets through a credit to amortization expense in 2020 (see Note 3 to the TEC Consolidated Condensed Financial Statements for further information), partially offset by an increase related to normal capital additions.

Tampa Electric’s net income year-to-date 2020 was $165 million, compared with $139 million for the same period in 2019. Results primarily reflected higher base revenues and higher AFUDC earnings, partially offset by lower other operating revenues and higher interest expense.

Revenues were $58 million lower than year-to-date 2019 driven by lower clause revenue, partially offset by increased base revenues from in-service of solar generation projects, customer growth, a greater mix of residential sales and favorable weather. Results reflect a 2% increase in number of customers at June 30, 2020 compared to June 30, 2019. Total degree days in Tampa Electric's service area in the year-to-date period of 2020 were 10% above normal and 4% above the 2019 period. Total net energy for load increased 0.4% in the year-to-date period of 2020 compared with the same period in 2019. Other operating revenues were lower than year-to-date 2019 primarily due to lower reconnect fees, as Tampa Electric suspended disconnections for non-payment of bills.

In the 2020 year-to-date period, operations and maintenance expense was consistent with the 2019 year-to-date period.  Depreciation and amortization expense remained similar to 2019 from normal additions to facilities to reliably serve customers and the in-service of solar generation projects offset by a software amortization settlement.

Tampa Electric’s regulated operating statistics for the three and six months ended June 30, 2020 and 2019 were as follows:

(millions, except customers and total degree days)	Operating Revenues			Kilowatt-Hours Billed
Three months ended June 30,	2020	2019	% Change	2020	2019	% Change
By Customer Type
Residential (1)	$254	$261	(3)	2,518	2,366	6
Commercial (1)	121	141	(14)	1,431	1,543	(7)
Industrial (1)	32	42	(24)	452	539	(16)
Other (1)	39	45	(13)	439	476	(8)
Regulatory deferrals and unbilled revenue (2)	(3)	17	(118)
Total retail sales of electricity	443	506	(12)	4,840	4,924	(2)
Off system sales of electricity	0	1	(100)	11	30	(63)
Other operating revenue	11	14	(21)
Total revenues	$454	$521	(13)	4,851	4,954	(2)
Customers at June 30, (thousands)	786	771	2
Retail net energy for load (kilowatt hours)	5,388	5,581	(3)
Total degree days	1,311	1,376	(5)

Six months ended June 30,
By Customer Type
Residential (1)	$459	$467	(2)	4,398	4,305	2
Commercial (1)	246	261	(6)	2,804	2,913	(4)
Industrial (1)	69	76	(9)	949	1,001	(5)
Other (1)	81	86	(6)	883	922	(4)
Regulatory deferrals and unbilled revenue (2)	(5)	10	(150)
Total retail sales of electricity	850	900	(6)	9,034	9,141	(1)
Off system sales of electricity	1	2	(50)	33	45	(27)
Other operating revenue	24	31	(23)
Total revenues	$875	$933	(6)	9,067	9,186	(1)
Customers at June 30, (thousands)	786	771	2
Retail net energy for load (kilowatt-hours)	9,939	9,902	0
Total degree days	2,034	1,962	4

(1)	Reflects a billing cycle measurement.
(2)	Primarily reflects unbilled revenue, which incorporates a calendar measurement, and postings for clause recovery deferrals.

Natural Gas Division

PGS had net income of $11 million for the second quarter, compared with $14 million in the second quarter of 2019. Results reflect a 4.2% higher number of customers in the second quarter of 2020 compared to the second quarter of 2019. Revenues were $14 million lower than the prior year quarter primarily due to lower PGA clause-related revenues and lower off-system sales. Base revenues were $3 million lower than 2019 primarily due to COVID-19 impacts lowering commercial sales, which was partially offset by customer growth. Cast iron and bare steel replacement rider revenue increased $2 million.  Operations and maintenance expense, excluding all FPSC-approved cost-recovery clauses, was $1 million higher than in the 2019 quarter primarily due to higher bad debt expense and personal protection equipment purchases. Depreciation and amortization increased $1 million due to normal asset growth. Return on investment in cast iron and bare steel replacement rider was $1 million higher in the 2020 period.

PGS had net income of $29 million for the 2020 year-to-date period, compared with $32 million in the 2019 period. Revenues were $16 million lower than the prior period primarily due to lower PGA clause-related revenues and lower off-system sales. Base revenues were $2 million lower than 2019 primarily due to COVID-19 impacts lowering commercial sales and warmer weather in 2020, which was partially offset by customer growth.  Operations and maintenance expense, excluding all FPSC-approved cost-recovery clauses and the impact of deferring tax reform benefits in 2018, was $2 million higher than in 2019 primarily due to higher bad debt expense, increased personal protection equipment purchases, and higher labor and contractor costs to safely and reliably operate and maintain the growing distribution system. Depreciation and amortization increased $2 million due to normal asset growth.  Return on investment in cast iron and bare steel replacement rider was $2 million higher in the 2020 period.

PGS’s regulated operating statistics for the three and six months ended June 30, 2020 and 2019 were as follows:

(millions, except customers)	Operating Revenues			Therms
Three months ended June 30,	2020	2019	% Change	2020	2019	% Change
By Customer Type
Residential	$36	$36	0	19	18	6
Commercial	28	35	(20)	99	122	(19)
Industrial	4	4	0	118	105	12
Power generation	1	2	(50)	238	229	4
Off system sales	8	14	(43)	38	50	(24)
Other operating revenues	17	16	6
Total	$94	$107	(12)	512	524	(2)
By Sales Type
System supply	$50	$60	(17)	62	73	(15)
Transportation	27	31	(13)	450	451	(0)
Other operating revenues	17	16	6
Total	$94	$107	(12)	512	524	(2)
Customers at June 30, (thousands)	414	397	4

Six months ended June 30,
By Customer Type
Residential	$84	$86	(2)	52	51	2
Commercial	69	77	(10)	244	268	(9)
Industrial	8	8	0	230	210	10
Power generation	3	3	0	472	417	13
Off system sales	17	27	(37)	80	87	(8)
Other operating revenues	39	36	8
Total	$220	$237	(7)	1,078	1,033	4
By Sales Type
System supply	$118	$134	(12)	144	149	(3)
Transportation	63	67	(6)	934	884	6
Other operating revenues	39	36	8
Total	$220	$237	(7)	1,078	1,033	4
Customers at June 30, (thousands)	414	397	4

Other Income

For the second quarter of 2020 and 2019, TEC’s other income was $9 million and $5 million, respectively, and included AFUDC-equity of $7 million and $2 million, respectively. For the year-to-date periods in 2020 and 2019, TEC’s other income was $16 million and $9 million, respectively, and included AFUDC-equity of $13 million and $4 million, respectively. The increase in AFUDC-equity is primarily due to the timing of Tampa Electric’s solar projects and the modernization of its Big Bend Power Station.

Interest Expense

For the second quarter of 2020 and 2019, TEC’s interest expense, excluding AFUDC-debt, was $35 million and $34 million, respectively. For the year-to-date periods in 2020 and 2019, TEC’s interest expense, excluding AFUDC-debt, was $72 million and $68 million, respectively. The increase is due to an increase in long-term borrowings to support TEC’s ongoing capital investments program.

Income Taxes

The provisions for income taxes were $40 million for the six months ended June 30, 2020 and 2019. Compared to the 2019 period, the provision for income taxes for the six months ended June 30, 2020 was the result of higher pre-tax income, offset by higher tax benefits due to AFUDC, higher amortization of the regulatory liability related to tax reform and higher investment tax credits related to solar projects.

Liquidity and Capital Resources

In the six months ended June 30, 2020, the impact of the COVID-19 pandemic and resulting government measures to address this pandemic have resulted in economic slowdowns in Florida. To date, COVID-19 has not had a material financial impact on TEC. Refer to the COVID-19 Pandemic section above for further discussion. The impact of COVID-19 may result in decreased cash flow from operations due to the potential of lower sales and slower or less collections of accounts receivable. The extent of the future impact of COVID-19 on TEC’s operating cash flow cannot be reliably predicted at this time and will depend on future developments, including the duration and severity of the pandemic, further potential government actions, future economic activity and energy usage. TEC currently expects to continue to have adequate liquidity given its cash position, existing bank facilities, and access to capital but will continue to monitor the impact of COVID-19 on future cash flows.

The table below sets forth the June 30, 2020 liquidity, cash balances and amounts available under the TEC credit facilities.

(millions)
Credit facilities	$850
Drawn amounts/letters of credit	495
Available credit facilities	355
Cash and short-term investments	10
Total liquidity	$365

Cash Impacts Related to Operating Activities

Cash flows from operating activities for the six months ended June 30, 2020 were $382 million, an increase of $51 million compared to the same period in 2019. The increase is primarily due to higher base revenues due to the in-service of solar generation projects, customer growth and favorable weather, and higher fuel over-recoveries, partially offset by the timing of accounts payable and storm settlement customer refunds.

Cash Impacts Related to Financing Activities

Cash flows from financing activities for the six months ended June 30, 2020 resulted in net cash inflows of $261 million. TEC received $265 million of equity contributions and $300 million from short-term debt with maturities over 90 days (see Note 6 to the TEC Consolidated Condensed Financial Statements for further information regarding TEC’s short-term debt). These increases in cash flows were partially offset by a net repayment of $154 million of borrowings under credit agreements with maturities of 90 days or less and dividend payments to Parent of $150 million.

Covenants in Financing Agreements

In order to utilize its bank credit facilities, TEC must meet certain financial tests as defined in the applicable agreements. In addition, TEC has certain restrictive covenants in specific agreements and debt instruments. At June 30, 2020, TEC was in compliance with all applicable financial covenants. The table that follows lists the significant financial covenants and the performance relative to them at June 30, 2020. Reference is made to the specific agreements and instruments for more details.

Significant Financial Covenants

			Calculation at
Instrument (1)	Financial Covenant (2)	Requirement/Restriction	June 30, 2020
Credit facility - $400 million	Debt/capital	Cannot exceed 65%	46%
1-year term facility - $300 million	Debt/capital	Cannot exceed 65%	46%
Accounts receivable credit facility - $150 million	Debt/capital	Cannot exceed 65%	46%

(1)	See Note 6 to the TEC Consolidated Condensed Financial Statements for details of the credit facilities.
(2)	As defined in each applicable instrument.

Credit Ratings of Senior Unsecured Debt at June 30, 2020

	S&P	Moody’s	Fitch
Credit ratings of senior unsecured debt	BBB+	A3	A
Credit ratings outlook	Stable	Stable	Stable

Certain of TEC’s derivative instruments contain provisions that require TEC’s debt to maintain investment grade credit ratings.

Commitments and Contingencies

See Note 8 to the TEC Consolidated Condensed Financial Statements for information regarding TEC’s commitments and contingencies as of June 30, 2020.

Regulatory Matters

See Note 3 to the TEC Consolidated Condensed Financial Statements for information regarding TEC’s regulatory matters as of June 30, 2020.

Fair Value Measurements

The valuation methods used to determine fair value are described in Notes 7 and 11 to the TEC Consolidated Condensed Financial Statements. In addition, TEC considered the impact of nonperformance risk in determining the fair value of derivatives. TEC considered the net position with each counterparty, past performance of both parties and the intent of the parties, indications of credit deterioration and whether the markets in which TEC transacts have experienced dislocation. At June 30, 2020, the fair value of derivatives was not materially affected by nonperformance risk.

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
(a)

Evaluation of Disclosure Controls and Procedures. TEC’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of TEC’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2020. Based on such evaluation, TEC’s principal financial officer and principal executive officer have concluded that, as of June 30, 2020, TEC’s disclosure controls and procedures are effective.

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

10.1

Amendment No. 4 dated as of July 14, 2020 to Loan and Servicing Agreement dated as of March 24, 2015, between Tampa Electric Company, as the Servicer, and TEC Receivables Corp., as the Borrower, certain lenders named therein, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Program Agent.

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

TAMPA ELECTRIC COMPANY
(Registrant)

Date: August 11, 2020	By:	/s/ Gregory W. Blunden
Gregory W. Blunden
Senior Vice President-Finance and Accounting, Treasurer and Chief Financial Officer (Chief Accounting Officer)
(Principal Financial and Accounting Officer)