Form 10-Q
period 2020-09-30
TAMPA ELECTRIC CO
filed 2020-11-13
CIK 96271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 10, 2020, there were 10 shares of Tampa Electric Company’s common stock issued and outstanding, all of which were held, beneficially and of record, by TECO Energy, Inc.

Tampa Electric Company meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format specified in General Instruction H(2) of Form 10-Q.

ACRONYMS

Acronyms used in this and other filings with the U.S. Securities and Exchange Commission in 2020 include the following:

Term	Meaning
AFUDC	allowance for funds used during construction
AFUDC-debt	debt component of allowance for funds used during construction
AFUDC-equity	equity component of allowance for funds used during construction
APBO	accumulated postretirement benefit obligation
ARO	asset retirement obligation
ASC	Accounting Standards Codification
CAD	Canadian dollars
CAIR	Clean Air Interstate Rule
CCRs	coal combustion residuals
CMO	collateralized mortgage obligation
CNG	compressed natural gas
CO2	carbon dioxide
COVID-19	coronavirus disease 2019
CPI	consumer price index
CSAPR	Cross State Air Pollution Rule
CT	combustion turbine
ECRC	environmental cost recovery clause
Emera	Emera Inc., a geographically diverse energy and services company headquartered in Nova Scotia, Canada
EPA	U.S. Environmental Protection Agency
ERISA	Employee Retirement Income Security Act
EROA	expected return on plan assets
EUSHI	Emera US Holdings Inc., a wholly owned subsidiary of Emera, which is the sole shareholder of TECO Energy’s common stock
FASB	Financial Accounting Standards Board
FDEP	Florida Department of Environmental Protection
FERC	Federal Energy Regulatory Commission
FPSC	Florida Public Service Commission
IGCC	integrated gasification combined-cycle
IOU	investor owned utility
IRS	Internal Revenue Service
ITCs	investment tax credits
kWac	kilowatt on an alternating current basis
LNG	liquefied natural gas
MBS	mortgage-backed securities
MD&A	the section of this report entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations
Merger	Merger of Emera US Inc. with and into TECO Energy, with TECO Energy as the surviving corporation
MGP	manufactured gas plant
MMBTU	one million British Thermal Units
MRV	market-related value
MW	megawatt(s)
MWH	megawatt-hour(s)
NAV	net asset value
Note	Note to consolidated financial statements
NPNS	normal purchase normal sale
O&M expenses	operations and maintenance expenses
OCI	other comprehensive income
OPC	Office of Public Counsel
OPEB	other postemployment benefits
Parent	TECO Energy, Inc., the direct parent company of Tampa Electric Company
PBGC	Pension Benefit Guarantee Corporation
PBO	projected benefit obligation
PGA	purchased gas adjustment
PGS	Peoples Gas System, the gas division of Tampa Electric Company
PPA	power purchase agreement
PRP	potentially responsible party

Term	Meaning
R&D	research and development
REIT	real estate investment trust
RFP	request for proposal
ROE	return on common equity
Regulatory ROE	return on common equity as determined for regulatory purposes
S&P	Standard and Poor’s
SCR	selective catalytic reduction
SEC	U.S. Securities and Exchange Commission
SoBRAs	solar base rate adjustments
SERP	Supplemental Executive Retirement Plan
STIF	short-term investment fund
Tampa Electric	Tampa Electric, the electric division of Tampa Electric Company
TEC	Tampa Electric Company
TECO Energy	TECO Energy, Inc., the direct parent company of Tampa Electric Company
TSI	TECO Services, Inc.
U.S. GAAP	generally accepted accounting principles in the United States
VIE	variable interest entity

TAMPA ELECTRIC COMPANY

Consolidated Condensed Balance Sheets

Unaudited

Assets	September 30,	December 31,
(millions)	2020	2019
Property, plant and equipment
Utility plant
Electric	$11,222	$10,578
Gas	2,240	2,012
Utility plant, at original costs	13,462	12,590
Accumulated depreciation	(3,654)	(3,472)
Utility plant, net	9,808	9,118
Other property	13	13
Total property, plant and equipment, net	9,821	9,131

Current assets
Cash and cash equivalents	17	14
Receivables, less allowance for credit losses of $9 and $2 at September 30, 2020 and December 31, 2019, respectively	258	206
Due from affiliates	8	14
Inventories, at average cost
Fuel	29	36
Materials and supplies	114	104
Regulatory assets	50	41
Prepayments and other current assets	14	10
Total current assets	490	425

Deferred debits
Regulatory assets	393	396
Other	59	55
Total deferred debits	452	451
Total assets	$10,763	$10,007

The accompanying notes are an integral part of the consolidated condensed financial statements.

 TAMPA ELECTRIC COMPANY

Consolidated Condensed Balance Sheets - continued

Unaudited

Liabilities and Capitalization	September 30,	December 31,
(millions)	2020	2019
Capitalization
Common stock	$3,785	$3,385
Accumulated other comprehensive loss	(1)	(1)
Retained earnings	380	311
Total capital	4,164	3,695
Long-term debt	2,594	2,869
Total capitalization	6,758	6,564

Current liabilities
Long-term debt due within one year	278	0
Notes payable	535	348
Accounts payable	277	296
Due to affiliates	31	20
Customer deposits	131	132
Regulatory liabilities	77	93
Accrued interest	45	13
Accrued taxes	76	14
Other	40	44
Total current liabilities	1,490	960

Long-term liabilities
Deferred income taxes	789	758
Regulatory liabilities	1,184	1,210
Investment tax credits	213	164
Deferred credits and other liabilities	329	351
Total long-term liabilities	2,515	2,483

Commitments and Contingencies (see Note 8)

Total liabilities and capitalization	$10,763	$10,007

The accompanying notes are an integral part of the consolidated condensed financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Condensed Statements of Income and Comprehensive Income

Unaudited

	Three months ended September 30,
(millions)	2020	2019
Revenues
Electric	$505	$558
Gas	91	96
Total revenues	596	654
Expenses
Fuel	71	141
Purchased power	30	22
Cost of natural gas sold	22	30
Operations and maintenance	134	134
Depreciation and amortization	97	95
Taxes, other than income	51	53
Total expenses	405	475
Income from operations	191	179
Other income
Allowance for equity funds used during construction	8	3
Other income, net	1	2
Total other income	9	5
Interest charges
Interest expense	36	36
Allowance for borrowed funds used during construction	(4)	(1)
Total interest charges	32	35
Income before provision for income taxes	168	149
Provision for income taxes	27	23
Net income	$141	$126
Comprehensive income	$141	$126

The accompanying notes are an integral part of the consolidated condensed financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Condensed Statements of Income and Comprehensive Income

Unaudited

	Nine months ended September 30,
(millions)	2020	2019
Revenues
Electric	$1,378	$1,489
Gas	314	331
Total revenues	1,692	1,820
Expenses
Fuel	239	387
Purchased power	57	39
Cost of natural gas sold	89	115
Operations and maintenance	394	396
Depreciation and amortization	286	281
Taxes, other than income	152	155
Total expenses	1,217	1,373
Income from operations	475	447
Other income
Allowance for equity funds used during construction	21	7
Other income, net	4	7
Total other income	25	14
Interest charges
Interest expense	108	104
Allowance for borrowed funds used during construction	(10)	(3)
Total interest charges	98	101
Income before provision for income taxes	402	360
Provision for income taxes	67	63
Net income	$335	$297
Comprehensive income	$335	$297

The accompanying notes are an integral part of the consolidated condensed financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Condensed Statements of Cash Flows

Unaudited

	Nine months ended September 30,
(millions)	2020	2019
Cash flows from operating activities
Net income	$335	$297
Adjustments to reconcile net income to cash from operating activities:
Depreciation and amortization	286	281
Deferred income taxes and investment tax credits	50	17
Allowance for equity funds used during construction	(21)	(7)
Deferred recovery clauses	(16)	37
Receivables, less allowance for credit losses	(46)	(15)
Taxes accrued	69	59
Interest accrued	32	28
Accounts payable	(18)	(18)
Regulatory assets and liabilities	(14)	0
Other	(10)	(33)
Cash flows from operating activities	647	646
Cash flows used in investing activities
Capital expenditures	(971)	(844)
Net proceeds from sale of assets	6	0
Cash flows used in investing activities	(965)	(844)
Cash flows from financing activities
Equity contributions from Parent	400	245
Proceeds from long-term debt issuance	0	293
Net increase (decrease) in short-term debt (maturities of 90 days or less)	(113)	(85)
Proceeds from other short-term debt (maturities over 90 days)	300	0
Dividends to Parent	(266)	(247)
Cash flows from financing activities	321	206
Net decrease in cash and cash equivalents	3	8
Cash and cash equivalents at beginning of period	14	15
Cash and cash equivalents at end of period	$17	$23
Supplemental disclosure of non-cash activities
Change in accrued capital expenditures	$0	$5

The accompanying notes are an integral part of the consolidated condensed financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Condensed Statements of Capital

Unaudited

				Accumulated
				Other
		Common	Retained	Comprehensive	Total
(millions, except share amounts)	Shares	Stock	Earnings	Loss	Capital
Three months ended September 30, 2020
Balance, June 30, 2020	10	3,650	$354	$(1)	$4,003
Net income			141		141
Equity contributions from Parent		135			135
Dividends to Parent			(116)		(116)
Other			1		1
Balance, September 30, 2020	10	$3,785	$380	$(1)	$4,164

Three months ended September 30, 2019
Balance, June 30, 2019	10	3,210	$345	$(1)	$3,554
Net income			126		126
Equity contributions from Parent		25			25
Dividends to Parent			(107)		(107)
Other			1		1
Balance, September 30, 2019	10	$3,235	$365	$(1)	$3,599

Nine months ended September 30, 2020
Balance, December 31, 2019	10	3,385	$311	$(1)	$3,695
Net income			335		335
Equity contributions from Parent		400			400
Dividends to Parent			(266)		(266)
Balance, September 30, 2020	$10	$3,785	$380	$(1)	$4,164

Nine months ended September 30, 2019
Balance, December 31, 2018	10	2,990	$314	$(1)	$3,303
Net income			297		297
Equity contributions from Parent		245			245
Dividends to Parent			(247)		(247)
Other			1		1
Balance, September 30, 2019	10	$3,235	$365	$(1)	$3,599

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

Intercompany balances and transactions within the divisions have been eliminated in consolidation. In the opinion of management, the unaudited consolidated condensed financial statements include all adjustments that are of a recurring nature and necessary to state fairly the financial position of TEC as of September 30, 2020 and December 31, 2019, and the results of operations and cash flows for the periods ended September 30, 2020 and September 30, 2019. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that can be expected for the entire fiscal year ending December 31, 2020.

The use of estimates is inherent in the preparation of financial statements in accordance with U.S. GAAP. Actual results could differ from these estimates. The year-end Consolidated Condensed Balance Sheet was derived from audited financial statements; however, this quarterly report on Form 10-Q does not include all year-end disclosures required for an annual report on Form 10-K by U.S. GAAP.

Since December 31, 2019, the outbreak of the novel strain of coronavirus, specifically identified as COVID-19, has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. While management considered the impact of COVID-19 in TEC’s estimates and results, the financial statements as of and for the three and nine months ended September 30, 2020 were not materially impacted by COVID-19. However, it is not possible to reliably estimate the length and severity of the COVID-19 pandemic and the impact on the financial results and condition of TEC in future periods. See Note 5 for further information regarding potential future impacts to TEC’s employee postretirement benefits.

Receivables and Allowance for Credit Losses

Receivables from contracts with customers, which consist of services to residential, commercial, industrial and other customers, were $253 million and $205 million as of September 30, 2020 and December 31, 2019, respectively. An allowance for credit losses is established based on TEC’s collection experience and reasonable and supportable forecasts that affect the collectibility of the reported amount. Circumstances that could affect Tampa Electric’s and PGS’s estimates of credit losses include, but are not limited to, customer credit issues, fuel prices, customer deposits and general economic conditions, including the impacts of the COVID-19 pandemic. Accounts are reserved in the allowance or written off once they are deemed to be uncollectible.

As of September 30, 2020 and December 31, 2019, unbilled revenues of $78 million and $61 million, respectively, are included in the “Receivables” line item on the Consolidated Condensed Balance Sheets.

Accounting for Franchise Fees and Gross Receipts

Tampa Electric and PGS are allowed to recover certain costs from customers on a dollar-for-dollar basis through rates approved by the FPSC. The amounts included in customers’ bills for franchise fees and gross receipt taxes are included as revenues on the Consolidated Condensed Statements of Income. Franchise fees and gross receipt taxes payable by Tampa Electric and PGS are included as an expense on the Consolidated Condensed Statements of Income in “Taxes, other than income”. These amounts totaled $28 million and $32 million for the three months ended September 30, 2020 and 2019, respectively, and $81 million and $88 million for the nine months ended September 30, 2020 and 2019, respectively.

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

Facilitation of the Effects of Reference Rate Reform on Financial Reporting

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The standard provides optional expedients and exceptions for applying U.S. GAAP to contract modifications and hedging relationships that reference LIBOR or another rate that is expected to be discontinued. The guidance was effective as of the date of issuance and entities may elect to apply the guidance prospectively through December 31, 2022. TEC implemented a project plan in the second quarter of 2020 and has identified impacted financial instruments which primarily includes debt. TEC is in the process of evaluating the impact of adoption of the standard, if elected, on its consolidated financial statements.

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

On December 12, 2017, TEC filed its first petition regarding the SoBRAs along with supporting tariffs demonstrating the cost-effectiveness of the September 1, 2018 tranche representing 145 MW and $24 million annually in estimated revenue requirements. The FPSC approved the tariffs on the first SoBRA filing on May 8, 2018 and TEC began receiving these revenues in September 2018. On June 29, 2018, TEC filed its second SoBRA petition along with supporting tariffs demonstrating the cost-effectiveness of the January 1, 2019 tranche representing 260 MW and $46 million annually in estimated revenue requirements. The FPSC approved the tariffs on the second SoBRA filing on October 29, 2018 and TEC began receiving these revenues in January 2019. On June 28, 2019, TEC filed its third SoBRA petition along with supporting tariffs demonstrating the cost-effectiveness of the January 1, 2020 tranche representing 149 MW and $26 million annually in estimated revenue requirements. On December 10, 2019, the FPSC approved the tariffs on this SoBRA filing, including an adjustment to reflect the reduction in the state corporate income tax discussed below, and TEC began receiving these revenues in January 2020.  On July 31, 2020, TEC filed its fourth and final SoBRA petition along with supporting tariffs demonstrating the cost-effectiveness of the January 1, 2021 tranche representing 46 MW and $8 million annually in estimated revenues. On November 3, 2020, the FPSC approved the tariffs on this SoBRA filing and TEC will begin receiving these revenues in January 2021.

The true-up filing for SoBRA tranche 1 and 2 revenue requirement estimates that were included in base rates as of September 2018 and January 2019, respectively, was submitted on April 30, 2020, and the FPSC approved the amount on August 18, 2020. The $5 million true-up was returned to customers in 2020 . The true-up for SoBRA tranche 3 will be filed in 2021.

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

Tampa Electric Big Bend Modernization Project

Tampa Electric expects to invest approximately $850 million during 2018 through 2023 to modernize the Big Bend Power Station, of which approximately $461 million has been invested through September 30, 2020. The Big Bend modernization project will repower Big Bend Unit 1 with natural gas combined-cycle technology and eliminate coal as this unit’s fuel. As part of the Big Bend modernization project, on June 1, 2020, Tampa Electric retired the Unit 1 components that will not be used in the modernized plant. At June 1, 2020, Tampa Electric’s balance sheet included $223 million and $90 million in electric utility plant and accumulated depreciation, respectively, related to Unit 1 components. In accordance with Tampa Electric’s 2017 settlement agreement approved by the FPSC, Tampa Electric will continue to account for its existing investment in Unit 1 in electric utility plant and depreciate the assets using the current depreciation rates until the FPSC approves Tampa Electric’s next depreciation and dismantlement study. In addition, Tampa Electric plans to early retire Big Bend Unit 2 in 2021 as part of the Big Bend modernization project.

Tampa Electric Storm Protection Cost Recovery Clause and Settlement Agreement

On October 3, 2019, the FPSC issued a rule to implement a Storm Protection Plan (SPP) Cost Recovery Clause. This new clause provides a process for Florida investor-owned utilities, including Tampa Electric, to recover transmission and distribution storm hardening costs for incremental activities not already included in base rates. Tampa Electric submitted its storm protection plan with the FPSC on April 10, 2020. On April 27, 2020, Tampa Electric submitted a settlement agreement with the FPSC which specified a $15 million base rate reduction for SPP program costs previously recovered in base rates beginning January 1, 2021. On June 9, 2020, the FPSC approved this settlement agreement. On August 3, 2020, Tampa Electric submitted another settlement agreement to the FPSC for approval, including cost recovery of approximately $39 million in proposed storm protection project costs for 2020 and 2021. This cost recovery includes the $15 million of costs removed from base rates. This settlement agreement was approved on August 10, 2020 and Tampa Electric’s cost recovery will begin in January 2021. The current approved plan will apply for the years 2020, 2021 and 2022, and Tampa Electric will file a new plan in 2022 to determine cost recovery in 2023, 2024, and 2025.

The June 9, 2020 settlement agreement approved by the FPSC disclosed above also included approval of Tampa Electric’s petition to eliminate its $16 million accumulated amortization reserve surplus for intangible software assets through a credit to amortization expense in 2020. As stipulated in the settlement, Tampa Electric recognized $4 million of this credit in the third quarter of 2020 and $12 million year-to-date, with the remaining $4 million to be recognized in the fourth quarter of 2020  .

Tampa Electric Mid-Course Adjustment to Fuel Recovery

In March 2020, Tampa Electric requested a mid-course adjustment to its fuel and capacity charges, effective with June 2020 customer bills, due to a decline in expected fuel commodity and capacity costs in 2020. The FPSC approved the request on April 28, 2020. This will result in lower fuel and capacity clause rates to customers for the remainder of 2020 and included an acceleration of the return of these savings in the three months starting June 2020 through customer bill credits.

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

In 2019, Tampa Electric incurred storm restoration preparation costs for Hurricane Dorian of approximately $8 million, which was charged to the storm reserve regulatory liability.

PGS Base Rates

PGS’s base rates were established in 2009. In accordance with its 2017 settlement agreement, PGS has an allowed regulatory ROE range of 9.25% to 11.75%, reduced annual depreciation expense by $16 million, and accelerated the amortization of the regulatory asset associated with environmental remediation costs by $32 million over the period 2016 through 2020. In accordance with its 2018 settlement agreement, PGS reduced its base rates by $12 million for the impact of tax reform and reduced depreciation rates by $10 million on an annual basis beginning in January 2019. PGS is permitted to initiate a general base rate proceeding during 2020 regardless of its earned ROE at the time, provided the new rates do not become effective before January 1, 2021. On June 8, 2020, PGS filed a petition for an increase in rates and service charges effective January 2021.

On October 22, 2020, PGS filed a settlement agreement for approval with the FPSC. The settlement agreement allows for an increase base rates by $58 million annually effective January 2021, which is a $34 million increase in revenue and $24 million increase of revenues previously recovered through the cast iron and bare steel replacement rider. This settlement agreement includes an allowed regulatory ROE range of 8.90% to 11.00% with a 9.90% midpoint. It provides PGS the ability to reverse a total of $34 million of accumulated depreciation through 2023 and sets new depreciation rates going into effect January 1, 2021 that are fairly consistent with PGS’ current overall average depreciation rate. Under the agreement base rates are frozen from January 1, 2021 to December 31, 2023, unless its earned ROE were to fall below 8.90% before that time with an allowed equity in the capital structure of 54.7% from investor sources of capital. The settlement agreement further addresses tax rate changes. The agreement contains a provision whereby PGS agrees to quantify the future impact of a decreases in tax rates on net operating income through a reduction in base revenues within 120 days of when such tax change becomes law. If on the contrary, tax legislation results in a tax rate increase, PGS can establish a regulatory asset to neutralize the impact of the increase in income tax rate to be addressed in PGS’ next base rate proceeding. A decision from the FPSC is expected in 2020.

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

Details of the regulatory assets and liabilities are presented in the following table:

Regulatory Assets and Liabilities
(millions)	September 30, 2020	December 31, 2019
Regulatory assets:
Regulatory tax asset (1)	$87	$74
Cost-recovery clauses (2)	24	12
Environmental remediation (3)	22	20
Postretirement benefits (4)	282	295
Asset retirement obligation (5)	16	25
Other	12	11
Total regulatory assets	443	437
Less: Current portion	50	41
Long-term regulatory assets	$393	$396
Regulatory liabilities:
Regulatory tax liability (6)	$681	$699
Cost-recovery clauses (2)	33	37
Accumulated reserve - cost of removal (7)	498	506
Storm reserve (8)	48	48
Other	1	13
Total regulatory liabilities	1,261	1,303
Less: Current portion	77	93
Long-term regulatory liabilities	$1,184	$1,210
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

4. Income Taxes

CARES Act

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act (the Act) was signed into law.  The Act includes several business provisions including deferral in employer payroll taxes and an employee retention payroll tax credit. For the nine months ended September 30, 2020, TEC deferred $7 million of employer payroll taxes. Additionally, TEC recognized a decrease to Taxes, other than income of $3 million for the employee retention payroll tax credit.

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

TEC’s effective tax rates for the nine months ended September 30, 2020 and 2019 were 16.7% and 17.5%, respectively. The September 30, 2020 and 2019 effective tax rates are an estimate of the annual effective income tax rate. TEC’s effective tax rate for the nine months ended September 30, 2020 and 2019 differed from the statutory rate principally due to the amortization of the regulatory tax liability resulting from tax reform. See Note 3 for further information regarding the regulatory tax liability.

Unrecognized Tax Benefits

As of September 30, 2020 and December 31, 2019, the amount of unrecognized tax benefits was $9 million, all of which was recorded as a reduction of deferred income tax assets for tax credit carryforwards. TEC believes that it is reasonably possible the total unrecognized tax benefits could decrease and be recognized within the next twelve months due to the ongoing audit examination of TECO Energy’s consolidated federal income tax return for the short tax year ending June 30, 2016. TEC had $9 million of unrecognized tax benefits at September 30, 2020 and December 31, 2019, that, if recognized, would reduce TEC’s effective tax rate.

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

TECO Energy Benefit Cost
(millions)	Pension Benefits			Other Postretirement Benefits
Three months ended September 30,	2020	2019		2020	2019
Components of net periodic benefit cost
Service cost	$5	$5		$0	$1
Interest cost	7	8		1	3
Expected return on assets	(13)	(12)		0	0
Amortization of:
Actuarial loss (gain)	5	3		0	(2)
Net periodic benefit cost	$4	$4		$1	$2
Nine months ended September 30,
Components of net periodic benefit cost
Service cost	$15	$15		$0	$1
Interest cost	20	24		4	6
Expected return on assets	(38)	(38)		0	0
Amortization of:
Actuarial loss (gain)	15	11		0	(2)
Settlement cost	0	1	(1)	0	0
Net periodic benefit cost	$12	$13		$4	$5

 (1)Represents TECO Energy’s SERP and Restoration Plan settlement charges as a result of the prior retirements of certain executives.

TEC’s portion of the net periodic benefit cost for the three months ended September 30, 2020 and 2019, respectively, was $3 million and $2 million for pension benefits, and $2 million and $2 million for other postretirement benefits. TEC’s portion of the net periodic benefit cost for the nine months ended September 30, 2020 and 2019 was $9 million  for pension benefits and $5 million  for other postretirement benefits.

TECO Energy assumed a long-term EROA of 7.00% and a discount rate of 3.22% for pension benefits under its qualified pension plan for 2020. For TECO Energy’s other postretirement benefits, TECO Energy used a discount rate of 3.32% for 2020.

TECO Energy made contributions of $19 million and $20 million to its qualified pension plan in the nine months ended September 30, 2020 and 2019, respectively. TEC’s portion of these contributions was $16 million and $15 million, respectively. TECO Energy does not expect to make additional contributions to the pension plan for the remainder of 2020.

Included in the benefit cost discussed above, for the three and nine months ended September 30, 2020, $4 million and $14 million of unamortized prior service benefits and costs and actuarial gains and losses were reclassified by TEC from regulatory assets to the Consolidated Condensed Statement of Income, compared with $3 million and $9 million for the three and nine months ended September 30, 2019.

The COVID-19 pandemic could impact key actuarial assumptions used to account for employee postretirement benefits including the anticipated rates of return on plan assets and discount rates used in determining the accrued benefit obligation, benefit costs and annual pension funding requirements. Fluctuations in actual equity market returns and changes in interest rates as a result of the COVID-19 pandemic may also result in changes to pension costs and funding in future periods. The extent of the future impact of COVID-19 on TEC’s financial results and business operations cannot be predicted at this time and will depend on future developments, including the duration and severity of the pandemic, further potential government actions, future economic activity and energy usage. Actual results may differ significantly from these estimates.

6. Short-Term Debt

Details of TEC’s credit facilities and related borrowings are presented in the following table:

	September 30, 2020			December 31, 2019
			Letters			Letters
	Credit	Borrowings	of Credit	Credit	Borrowings	of Credit
(millions)	Facilities	Outstanding (1)	Outstanding	Facilities	Outstanding (1)	Outstanding
5-year facility (2)	$400	$195	$1	$400	$295	$1
3-year accounts receivable facility (3)	150	40	0	150	53	0
1-year term facility (4)	300	300	0	0	0	0
Total	$850	$535	$1	$550	$348	$1
(1)	Borrowings outstanding are reported as notes payable.
(2)	This 5-year facility matures March 22, 2022.
(3)	This 3-year facility matures March 22, 2021.
(4)	This 1-year term facility matures on February 4, 2021.

At September 30, 2020, these credit facilities required commitment fees ranging from 12.5 to 35.0 basis points. The weighted-average interest rate on outstanding amounts payable under the credit facilities at September 30, 2020 and December 31, 2019 was 0.82% and 2.56%, respectively.

Tampa Electric Company Accounts Receivable Facility

On July 14, 2020 and October 30, 2020, TEC amended its $150 million accounts receivable collateralized borrowing facility (Loan Agreement) in order to change certain performance ratios. The amended Loan Agreement was effective as of June 30, 2020 and September 30, 2020. TEC was in compliance with the requirements of the Loan Agreement at September 30, 2020. There were no other changes made to the Loan Agreement.

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

7. Long-Term Debt

Fair Value of Long-Term Debt

At September 30, 2020, TEC’s long-term debt, including the current portion, had a carrying amount of $2,872 million and an estimated fair market value of $3,585 million. At December 31, 2019, TEC’s total long-term debt, including the current portion, had a carrying amount of $2,869 million and an estimated fair market value of $3,335 million. The fair value of the debt securities is determined using Level 2 measurements (see Note 11 for information regarding the fair value hierarchy).

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

Superfund and Former Manufactured Gas Plant Sites

TEC, through its Tampa Electric and PGS divisions, is a PRP for certain superfund sites and, through its PGS division, for certain former MGP sites. While the joint and several liability associated with these sites presents the potential for significant response costs, as of September 30, 2020, TEC has estimated its ultimate financial liability to be $21 million, primarily at PGS. This amount has been accrued and is primarily reflected in the long-term liability section under “Deferred credits and other liabilities” on the

Consolidated Condensed Balance Sheets. The environmental remediation costs associated with these sites are expected to be paid over many years.

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

Long-Term Commitments

TEC has commitments for various purchases as disclosed below, including payment obligations under contractual agreements for fuel, fuel transportation and power purchases that are recovered from customers under regulatory clauses. The following is a schedule of future payments under PPAs, minimum lease payments with non-cancelable lease terms in excess of one year, and other net purchase obligations/commitments at September 30, 2020:

					Long-term		Demand
	Purchased		Capital	Fuel and	Service	Operating	Side
(millions)	Power	Transportation	Projects	Gas Supply	Agreements	Leases	Management	Total

2020	$15	$56	$119	$66	$3	$1	$1	$261
2021	3	234	101	58	11	3	4	414
2022	0	236	76	3	12	3	3	333
2023	0	211	68	1	16	3	0	299
2024	0	206	0	0	16	3	0	225
Thereafter	0	2,127	0	0	62	50	0	2,239
Total future minimum payments	$18	$3,070	$364	$128	$120	$63	$8	$3,771

Debt Covenants

TEC must meet certain financial tests, including a debt to capital ratio, as defined in the applicable debt agreements and has certain restrictive covenants in specific agreements and debt instruments. At September 30, 2020, TEC was in compliance with all required covenants.

9. Segment Information

(millions)	Tampa				Tampa Electric
Three months ended September 30,	Electric	PGS	Eliminations		Company
2020
Revenues - external	$505	$91	$0		$596
Intracompany sales	1	1	(2)		0
Total revenues	506	92	(2)		596
Total interest charges	28	4	0		32
Net income	$131	$10	$0		$141
2019
Revenues - external	$558	$96	$0		$654
Intracompany sales	1	5	(6)		0
Total revenues	559	101	(6)		654
Total interest charges	30	5	0		35
Net income	$116	$10	$0		$126

Nine months ended September 30,
2020
Revenues - external	$1,378	$314	$0		$1,692
Intracompany sales	3	5	(8)		0
Total revenues	1,381	319	(8)		1,692
Total interest charges	85	13	0		98
Net income	$296	$39	$0		$335
2019
Revenues - external	$1,489	$331	$0		$1,820
Intracompany sales	3	13	(16)		0
Total revenues	1,492	344	(16)		1,820
Total interest charges	88	13	0		101
Net income	$255	$42	$0		$297
Total assets at September 30, 2020	$9,600	$1,793	$(630)	(1)	$10,763
Total assets at December 31, 2019	$9,007	$1,593	$(593)	(1)	$10,007

(1)	Amounts primarily relate to consolidated deferred tax reclassifications. Deferred tax assets are reclassified and netted with deferred tax liabilities upon consolidation.

10. Revenue

The following disaggregates TEC’s revenue by major source:

(millions)	Tampa			Tampa Electric
Three months ended September 30, 2020	Electric	PGS	Eliminations	Company
Electric revenue
Residential	$303	$0	$0	$303
Commercial	128	0	0	128
Industrial	30	0	0	30
Regulatory deferrals and unbilled revenue	(8)	0	0	(8)
Other (1)	53	0	(1)	52
Total electric revenue	506	0	(1)	505
Gas revenue
Residential	0	29	0	29
Commercial	0	30	0	30
Industrial (2)	0	6	0	6
Other (3)	0	27	(1)	26
Total gas revenue	0	92	(1)	91
Total revenue	$506	$92	$(2)	$596
Three months ended September 30, 2019

Electric revenue
Residential	$325	$0	$0	$325
Commercial	160	0	0	160
Industrial	41	0	0	41
Regulatory deferrals and unbilled revenue	(31)	0	0	(31)
Other (1)	64	0	(1)	63
Total electric revenue	559	0	(1)	558
Gas revenue
Residential	0	30	0	30
Commercial	0	32	0	32
Industrial (2)	0	5	0	5
Other (3)	0	34	(5)	29
Total gas revenue	0	101	(5)	96
Total revenue	$559	$101	$(6)	$654

(millions)	Tampa			Tampa Electric
Nine months ended September 30, 2020	Electric	PGS	Eliminations	Company
Electric revenue
Residential	$762	$0	$0	$762
Commercial	374	0	0	374
Industrial	99	0	0	99
Regulatory deferrals and unbilled revenue	(13)	0	0	(13)
Other (1)	159	0	(3)	156
Total electric revenue	1,381	0	(3)	1,378
Gas revenue
Residential	0	113	0	113
Commercial	0	99	0	99
Industrial (2)	0	17	0	17
Other (3)	0	90	(5)	85
Total gas revenue	0	319	(5)	314
Total revenue	$1,381	$319	$(8)	$1,692

Nine months ended September 30, 2019
Electric revenue
Residential	$792	$0	$0	$792
Commercial	421	0	0	421
Industrial	117	0	0	117
Regulatory deferrals and unbilled revenue	(21)	0	0	(21)
Other (1)	183	0	(3)	180
Total electric revenue	1,492	0	(3)	1,489
Gas revenue
Residential	0	116	0	116
Commercial	0	109	0	109
Industrial (2)	0	16	0	16
Other (3)	0	103	(13)	90
Total gas revenue	0	344	(13)	331
Total revenue	$1,492	$344	$(16)	$1,820

(1) Other electric revenue includes sales to public authorities, off-system sales to other utilities and various other items.
(2) Industrial gas revenue includes sales to power generation customers.
(3) Other gas revenue includes off-system sales to other utilities and various other items.

Remaining Performance Obligations

Remaining performance obligations primarily represent lighting contracts and gas transportation contracts with fixed contract terms. As of September 30, 2020 and December 31, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $140 million. As allowed under ASC 606, this amount excludes contracts with an original expected length of one year or less and variable amounts for which TEC recognizes revenue at the amount to which it has the right to invoice for services performed. TEC expects to recognize revenue for the remaining performance obligations through 2033.

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

As of September 30, 2020 and December 31, 2019, the carrying value of TEC’s short-term debt was not materially different from the fair value due to the short-term nature of the instruments and because the stated rates approximate market rates. The fair value of TEC’s short-term debt is determined using Level 2 measurements. See Note 7 for information regarding the fair value of long-term debt.

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

Earnings Summary - Unaudited

	Three months ended September 30,		Nine months ended September 30,
(millions)	2020	2019	2020	2019
Revenues
Tampa Electric	$506	$559	$1,381	$1,492
PGS	92	101	319	344
Eliminations	(2)	(6)	(8)	(16)
TEC	$596	$654	$1,692	$1,820

Net income
Tampa Electric	$131	$116	$296	$255
PGS	10	10	39	42
TEC	$141	$126	$335	$297

Operating Results

Third quarter 2020 net income was $141 million, compared to $126 million in the third quarter of 2019. Third quarter 2020 results were impacted by higher base revenues and AFUDC, partially offset by higher O&M expense, excluding all FPSC-approved cost-recovery clause, and income taxes. Year-to-date 2020 net income was $335 million, compared to $297 million in the 2019 year-to-date period. Year-to-date 2020 results were impacted by higher base revenues and higher AFUDC, partially offset by lower other operating revenues and higher income taxes, interest expense and O&M expense, excluding all FPSC-approved cost-recovery clause. See Operating Company Results below for further detail.

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

In March 2020, TEC activated its company-wide pandemic and business continuity plans, including travel restrictions, directing employees to work remotely whenever possible, restricting access to operating facilities, physical distancing and implementing additional protocols (including the expanded use of personal protective equipment) for work within customers’ premises. TEC is monitoring recommendations by local and national public health authorities related to COVID-19 and continues to adjust operational requirements as needed.

Tampa Electric currently anticipates earning within its allowed ROE range in 2020 and expects rate base to be higher than 2019. An increase in residential sales and favorable weather year-to-date in 2020 have more than offset the impacts of a decrease in other customer classes because of COVID-19. In addition, the number of customers increased by 2 percent from September 30, 2019, primarily in the residential class. Expected outcomes and actual results may differ given the many uncertainties related to the pandemic and its economic impact.

PGS anticipates earning below its allowed ROE range in 2020. Prior to the impact of COVID-19, PGS anticipated it would earn below its allowed ROE range in 2020 primarily due to significant capital investments and related growth in rate base. In addition, while residential customer growth has been particularly strong in 2020, PGS’ overall sales volumes are expected to be lower than in 2019 as a result of the economic impact of COVID-19 in Florida. Beginning mid-March, PGS sales volumes decreased as a result of the impact of government measures and economic conditions on commercial customers and reduced tourism. Therefore, as a result of forecasted revenue requirements being higher than what is in current rates, on June 8, 2020, PGS filed a petition for an increase in rates and service charges effective January 2021. On October 22, 2020, PGS filed a settlement agreement for approval with the FPSC. The settlement agreement allows for an increase base rates by $58 million annually effective January 2021, which is a $34 million increase in revenue and $24 million increase of revenues previously recovered through the cast iron and bare steel replacement rider. This settlement agreement includes an allowed regulatory ROE range of 8.90% to 11.00% with a 9.90% midpoint. It provides PGS the ability to reverse a total of $34 million of accumulated depreciation through 2023 and sets new depreciation rates going into effect January 1, 2021 that are fairly consistent with PGS’ current overall average depreciation rate. Under the agreement base rates are frozen from January 1, 2021 to December 31, 2023, unless its earned ROE were to fall below 8.90% before that time with an allowed equity in the capital structure of 54.7% from investor sources of capital. The settlement agreement further addresses tax rate changes. The agreement contains a provision whereby PGS agrees to quantify the future impact of decreases in tax rates on net operating income through a reduction in base revenues within 120 days of when such tax change becomes law. If on the contrary, tax legislation results in a tax rate increase, PGS can establish a regulatory asset to neutralize the impact of the increase in income tax rate to be addressed in PGS’ next base rate proceeding. A decision from the FPSC is expected in 2020.

TEC is working with customers on relief initiatives in response to the effect of the pandemic on customers’ ability to make payments and the need for continued service. These initiatives included the temporary suspension of disconnection for non-payment of bills in the second and a portion of the third quarters of 2020 and the continued development of payment arrangements where necessary. In the second and third quarters of 2020, TEC experienced an increase in the aging of customer receivables resulting from the temporary suspension of disconnections. This trend has begun to reverse as disconnection processes resumed on September 14, 2020. To date, there have been no material customer defaults as a result of bankruptcies. As of and for the three and nine months ended September 30, 2020, adjustments to the allowance for credit losses have not had a material impact on the financial statements. TEC is continuing to monitor customer accounts and to work with customers on payment arrangements.

The extent of the future impact of COVID-19 on TEC’s financial results and business operations is uncertain at this time and will depend on future developments, including the duration and severity of the pandemic, further potential government actions, future economic activity and energy usage. Please see Risk Factors for further information. TEC plans to complete its capital investments that were in progress prior to COVID-19 and continue to reliably and safely serve its customers. Depending on the duration of the COVID-19 pandemic, forecasted capital expenditures may be delayed due to supply chain disruptions, travel restrictions for contractors or the deferral of non-essential capital work. Capital project delays and supply chain disruptions have been immaterial to date. TEC currently expects to continue to have adequate liquidity given its cash position, existing bank facilities and access to capital but will continue to monitor the impact of COVID-19 on future cash flows. Refer to Liquidity and Capital Resources for further details.

Operating Company Results

Amounts included in the operating company discussions below are pre-tax, except net income and income taxes.

Electric Division

Tampa Electric’s net income for the third quarter of 2020 was $131 million, compared with $116 million for the same period in 2019. Results primarily reflected higher base revenues and higher AFUDC, partially offset by higher O&M expense and higher income taxes.

Revenues were $53 million lower than in the same period in 2019 primarily driven by lower clause revenues partially offset by increased base revenues from the in-service of additional solar generation projects, customer growth, a greater mix of residential sales and favorable weather in the third quarter. Results reflect a 2% increase in number of customers in the third quarter of 2020 compared to the third quarter of 2019. Total degree days (a measure of heating and cooling demand) in Tampa Electric's service area in the third quarter of 2020 were 7% above normal and 2% above the 2019 period. Total retail net energy for load, which is a calendar measurement of energy output, in the third quarter of 2020 was 1% higher than the same period in 2019, reflecting favorable weather in the third quarter of 2020 compared to 2019. Base revenues are energy sales excluding revenues from clauses, gross receipts taxes and franchise fees. Clauses, gross receipts taxes and franchise fees do not have a material effect on net income as these revenues substantially represent a dollar-for-dollar recovery of clauses and other pass-through costs.

O&M expense, excluding all FPSC-approved cost-recovery clause, was $4 million higher than in the same period of 2019 primarily due to increased benefit costs.  Depreciation and amortization expense increased $2 million in the third quarter of 2020 compared to the third quarter of 2019 primarily due to normal additions to facilities to reliably serve customers and the in-service of solar generation projects, partially offset by a software amortization settlement.

Tampa Electric’s net income year-to-date 2020 was $296 million, compared with $255 million for the same period in 2019. Results primarily reflected higher base revenues and higher AFUDC earnings, partially offset by lower other operating revenues and higher income taxes, interest expense and O&M expense.

Revenues were $111 million lower than year-to-date 2019 driven by lower clause revenue, partially offset by increased base revenues from in-service of solar generation projects, a greater mix of residential sales, favorable weather and customer growth. Results reflect a 2% increase in number of customers at September 30, 2020 compared to September 30, 2019. Total degree days in Tampa Electric's service area in the year-to-date period of 2020 were 9% above normal and 3% above the 2019 period. Total net energy for load increased 1% in the year-to-date period of 2020 compared with the same period in 2019. Other operating revenues were lower than year-to-date 2019 primarily due to lower reconnect fees, as Tampa Electric suspended disconnections for non-payment of bills for the second quarter and a portion of the third quarter of 2020.

O&M expense, excluding all FPSC approved cost-recovery clause, was $4 million higher than in the same period of 2019 primarily due to increased benefit costs.  Depreciation and amortization expense increased $1 million in 2020 compared to the same period in 2019 primarily due to normal additions to facilities to reliably serve customers and the in-service of solar generation projects offset by a software amortization settlement.

Tampa Electric’s regulated operating statistics for the three and nine months ended September 30, 2020 and 2019 were as follows:

(millions, except customers and total degree days)	Operating Revenues			Kilowatt-Hours Billed
Three months ended September 30,	2020	2019	% Change	2020	2019	% Change
By Customer Type
Residential (1)	$303	$325	(7)	3,259	2,976	10
Commercial (1)	128	160	(20)	1,728	1,791	(4)
Industrial (1)	30	41	(27)	482	519	(7)
Other (1)	41	49	(16)	512	513	(0)
Regulatory deferrals and unbilled revenue (2)	(8)	(31)	(74)
Total retail sales of electricity	494	544	(9)	5,981	5,799	3
Off system sales of electricity	1	1	0	15	35	(57)
Other operating revenue	11	14	(21)
Total revenues	$506	$559	(9)	5,996	5,834	3
Customers at September 30, (thousands)	790	775	2
Retail net energy for load (kilowatt hours)	6,168	6,095	1
Total degree days	1,787	1,744	2

Nine months ended September 30,
By Customer Type
Residential (1)	$762	$792	(4)	7,657	7,281	5
Commercial (1)	374	421	(11)	4,532	4,704	(4)
Industrial (1)	99	117	(15)	1,431	1,520	(6)
Other (1)	122	135	(10)	1,395	1,435	(3)
Regulatory deferrals and unbilled revenue (2)	(13)	(21)	(38)
Total retail sales of electricity	1,344	1,444	(7)	15,015	14,940	1
Off system sales of electricity	2	3	(33)	48	80	(40)
Other operating revenue	35	45	(22)
Total revenues	$1,381	$1,492	(7)	15,063	15,020	0
Customers at September 30, (thousands)	790	775	2
Retail net energy for load (kilowatt-hours)	16,107	15,997	1
Total degree days	3,821	3,706	3

(1)	Reflects a billing cycle measurement.
(2)	Primarily reflects unbilled revenue, which incorporates a calendar measurement, and postings for clause recovery deferrals.

Natural Gas Division

PGS had net income of $10 million for the third quarter, compared with $10 million in the third quarter of 2019. Results reflect a 5.4% higher number of customers in the third quarter of 2020 compared to the third quarter of 2019. Revenues were $9 million lower than the third quarter of 2019 primarily due to lower off-system sales and PGA clause-related revenues. Base revenues were consistent with 2019 primarily due to customer growth being offset by COVID-19 impacts. Operations and maintenance expense, excluding all FPSC-approved cost-recovery clauses, was consistent with the 2019 quarter. Depreciation and amortization increased $1 million due to asset growth to reliably serve customers. Taxes other than income was $1 million higher in the 2020 period primarily due to increased property taxes related to additional capital investment. Return on investment in cast iron and bare steel replacement rider and AFUDC earnings were each $1 million higher in the 2020 period.

PGS had net income of $39 million for the 2020 year-to-date period, compared with $42 million in the 2019 period. Revenues were $25 million lower than the prior period primarily due to lower PGA clause-related revenues and lower off-system sales. Base revenues were $2 million lower than in 2019 primarily due to COVID-19 impacts lowering commercial sales and warmer weather in 2020, which was partially offset by customer growth.  Miscellaneous revenues were $1 million lower than the 2019 period primarily due to lower service fees.  Operations and maintenance expense, excluding all FPSC-approved cost-recovery clauses, was $2 million higher than in 2019 primarily due to higher labor and contractor costs to safely and reliably operate and maintain the growing distribution system. Depreciation and amortization increased $2 million due to asset growth to reliably serve customers. Taxes other than income was $1 million higher in the 2020 period primarily due to increased property taxes related to additional capital investment. Return on investment in cast iron and bare steel replacement rider and AFUDC earnings were each $3 million higher in the 2020 period. Interest expense was $1 million higher due to increased debt to fund increased capital expenditures.

PGS’s regulated operating statistics for the three and nine months ended September 30, 2020 and 2019 were as follows:

(millions, except customers)	Operating Revenues			Therms
Three months ended September 30,	2020	2019	% Change	2020	2019	% Change
By Customer Type
Residential	$29	$30	(3)	13	12	8
Commercial	30	32	(6)	106	116	(9)
Industrial	4	4	0	116	106	9
Power generation	2	1	100	252	225	12
Off system sales	8	15	(47)	31	54	(43)
Other operating revenues	17	16	6
Total	$90	$98	(8)	518	513	1
By Sales Type
System supply	$45	$52	(13)	50	73	(32)
Transportation	28	30	(7)	468	440	6
Other operating revenues	17	16	6
Total	$90	$98	(8)	518	513	1
Customers at September 30, (thousands)	421	400	5

Nine months ended September 30,
By Customer Type
Residential	$113	$116	(3)	65	63	3
Commercial	99	109	(9)	350	384	(9)
Industrial	12	12	0	346	316	9
Power generation	5	4	25	724	642	13
Off system sales	25	42	(40)	111	141	(21)
Other operating revenues	56	52	8
Total	$310	$335	(7)	1,596	1,546	3
By Sales Type
System supply	$163	$186	(12)	194	222	(13)
Transportation	91	97	(6)	1,402	1,324	6
Other operating revenues	56	52	8
Total	$310	$335	(7)	1,596	1,546	3
Customers at September 30, (thousands)	421	400	5

Other Income

For the third quarter of 2020 and 2019, TEC’s other income was $9 million and $5 million, respectively, and included AFUDC-equity of $8 million and $3 million, respectively. For the year-to-date periods in 2020 and 2019, TEC’s other income was $25 million and $14 million, respectively, and included AFUDC-equity of $21 million and $7 million, respectively. The increase in AFUDC-equity is primarily due to the timing of Tampa Electric’s solar projects and the modernization of its Big Bend Power Station.

Interest Expense

For the third quarter of 2020 and 2019, TEC’s interest expense, excluding AFUDC-debt, was $36 million and $36 million, respectively. For the year-to-date periods in 2020 and 2019, TEC’s interest expense, excluding AFUDC-debt, was $108 million and $104 million, respectively. The year-to-date increase is due to an increase in borrowings to support TEC’s ongoing capital investments program.

Income Taxes

The provisions for income taxes were $67 million and $63 million for the nine months ended September 30, 2020 and 2019. Compared to the 2019 period, the increase in the provision for income taxes for the nine months ended September 30, 2020 was the result of higher pre-tax income, partially offset by higher tax benefits due to AFUDC, higher amortization of the regulatory liability related to tax reform and higher investment tax credits related to solar projects.

Liquidity and Capital Resources

In the nine months ended September 30, 2020, the impact of the COVID-19 pandemic, including the resulting government measures to address this pandemic have resulted in economic slowdowns in Florida. To date, COVID-19 has not had a material financial impact on TEC. Refer to the COVID-19 Pandemic section above for further discussion. The future impact of COVID-19 may result in decreased cash flow from operations due to the potential of lower sales and slower or less collections of accounts receivable. The extent of the future impact of COVID-19 on TEC’s operating cash flow cannot be reliably predicted at this time and will depend on future developments, including the duration and severity of the pandemic, further potential government actions, future economic activity and energy usage. TEC currently expects to continue to have adequate liquidity given its cash position, existing bank facilities, and access to capital but will continue to monitor the impact of COVID-19 on future cash flows.

The table below sets forth the September 30, 2020 liquidity, cash balances and amounts available under the TEC credit facilities.

(millions)
Credit facilities	$850
Drawn amounts/letters of credit	536
Available credit facilities	314
Cash and short-term investments	17
Total liquidity	$331

Cash Impacts Related to Operating Activities

Cash flows from operating activities for the nine months ended September 30, 2020 were $647 million, an increase of $1 million compared to the same period in 2019. The increase is primarily due to higher base revenues due to the in-service of solar generation projects, customer growth and favorable weather, offset by the timing of clause positions for the fuel, conservation and environmental clauses and storm settlement customer refunds.

Cash Impacts Related to Financing Activities

Cash flows from financing activities for the nine months ended September 30, 2020 resulted in net cash inflows of $321 million. TEC received $400 million of equity contributions and $300 million from short-term debt issuances with maturities over 90 days (see Note 6 to the TEC Consolidated Condensed Financial Statements for further information regarding TEC’s short-term debt). These increases in cash flows were partially offset by a net repayment of $113 million of borrowings under credit agreements with maturities of 90 days or less and dividend payments to Parent of $266 million.

Covenants in Financing Agreements

In order to utilize its bank credit facilities, TEC must meet certain financial tests as defined in the applicable agreements. In addition, TEC has certain restrictive covenants in specific agreements and debt instruments. At September 30, 2020, TEC was in compliance with all applicable financial covenants. The table that follows lists the significant financial covenants and the performance relative to them at September 30, 2020. Reference is made to the specific agreements and instruments for more details.

Significant Financial Covenants

			Calculation at
Instrument (1)	Financial Covenant (2)	Requirement/Restriction	September 30, 2020
Credit facility - $400 million	Debt/capital	Cannot exceed 65%	45%
1-year term facility - $300 million	Debt/capital	Cannot exceed 65%	45%
Accounts receivable credit facility - $150 million	Debt/capital	Cannot exceed 65%	45%

(1)	See Note 6 to the TEC Consolidated Condensed Financial Statements for details of the credit facilities.
(2)	As defined in each applicable instrument.

Credit Ratings of Senior Unsecured Debt at September 30, 2020

	S&P	Moody’s	Fitch
Credit ratings of senior unsecured debt	BBB+	A3	A
Credit ratings outlook	Stable	Stable	Stable

Certain of TEC’s derivative instruments contain provisions that require TEC’s debt to maintain investment grade credit ratings.

Commitments and Contingencies

See Note 8 to the TEC Consolidated Condensed Financial Statements for information regarding TEC’s commitments and contingencies as of September 30, 2020.

Regulatory Matters

See Note 3 to the TEC Consolidated Condensed Financial Statements for information regarding TEC’s regulatory matters as of September 30, 2020.

Fair Value Measurements

The valuation methods used to determine fair value are described in Notes 7 and 11 to the TEC Consolidated Condensed Financial Statements. In addition, TEC considered the impact of nonperformance risk in determining the fair value of derivatives. TEC considered the net position with each counterparty, past performance of both parties and the intent of the parties, indications of credit deterioration and whether the markets in which TEC transacts have experienced dislocation. At September 30, 2020, the fair value of derivatives was not materially affected by nonperformance risk.

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
(a)

Evaluation of Disclosure Controls and Procedures. TEC’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of TEC’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2020. Based on such evaluation, TEC’s principal financial officer and principal executive officer have concluded that, as of September 30, 2020, TEC’s disclosure controls and procedures are effective.

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

TEC has updated the risk factors in its 2019 Annual Report on Form 10-K as described below.

An outbreak of infectious disease, a pandemic or a similar public health threat may adversely affect TEC.

An outbreak of infectious disease, a pandemic or a similar public health threat, such as the ongoing COVID-19 pandemic, or a fear of any of the foregoing, could adversely impact TEC, including by causing operating, supply chain and project development delays and disruptions, labor shortages and shutdowns (including as a result of government regulation and prevention measures), and delays in regulation decisions and proceedings, which could have a negative impact on TEC’s operations.

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

10.1

Amendment No. 5 dated as of October 30, 2020 to Loan and Servicing Agreement dated as of March 24, 2015, between Tampa Electric Company, as the Servicer, and TEC Receivables Corp., as the Borrower, certain lenders named therein, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Program Agent.

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

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit
No.	Description
101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	This certification accompanies the Quarterly Report on Form 10-Q and is not filed as part of it.
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

TAMPA ELECTRIC COMPANY
(Registrant)

Date: November 12, 2020	By:	/s/ Gregory W. Blunden
Gregory W. Blunden
Senior Vice President-Finance and Accounting, Treasurer and Chief Financial Officer (Chief Accounting Officer)
(Principal Financial and Accounting Officer)