Form 10-K
period 2020-12-31
TAMPA ELECTRIC CO
filed 2021-02-16
CIK 96271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2020

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

YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.

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

YES  ☐    NO  ☒

The aggregate market value of Tampa Electric Company’s common stock held by non-affiliates of the registrant as of June 30, 2020 was zero.

As of February 12, 2021, there were 10 shares of Tampa Electric Company’s common stock issued and outstanding, all of which were held, beneficially and of record, by TECO Energy, Inc., an indirect wholly-owned subsidiary of Emera Inc.

Tampa Electric Company meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format specified in General Instruction I(2) of Form 10-K.

DEFINITIONS

Acronyms and defined terms used in this and other filings with the U.S. Securities and Exchange Commission include the following:

Term	Meaning

AFUDC	allowance for funds used during construction
AFUDC-debt	debt component of allowance for funds used during construction
AFUDC-equity	equity component of allowance for funds used during construction
APBO	accumulated postretirement benefit obligation
ARO	asset retirement obligation
ASC	Accounting Standards Codification
BCF	billion cubic feet
CAIR	Clean Air Interstate Rule
CCRs	coal combustion residuals
CMO	collateralized mortgage obligation
CNG	compressed natural gas
CO2	carbon dioxide
COVID-19	coronavirus disease 2019
CPI	consumer price index
CSAPR	Cross State Air Pollution Rule
CT	combustion turbine
ECRC	environmental cost recovery clause
Emera	Emera Inc., a geographically diverse energy and services company headquartered in Nova Scotia, Canada
EPA	U.S. Environmental Protection Agency
ERISA	Employee Retirement Income Security Act
EROA	expected return on plan assets
EUSHI	Emera US Holdings Inc., a wholly owned subsidiary of Emera, which is the sole shareholder of TECO Energy’s common stock
FASB	Financial Accounting Standards Board
FDEP	Florida Department of Environmental Protection
FERC	Federal Energy Regulatory Commission
FPSC	Florida Public Service Commission
GHG	greenhouse gas
IGCC	integrated gasification combined-cycle
IOU	investor owned utility
IRS	Internal Revenue Service
ITCs	investment tax credits
kWac	kilowatt on an alternating current basis
LNG	liquefied natural gas
MBS	mortgage-backed securities
MD&A	the section of this report entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations
Merger	Merger of Merger Sub Company with and into TECO Energy, with TECO Energy as the surviving corporation
MGP	manufactured gas plant
MMBTU	one million British Thermal Units
MRV	market-related value
MW	megawatt(s)
MWH	megawatt-hour(s)
NAV	net asset value
Note	Note to consolidated financial statements
NPNS	normal purchase normal sale
O&M expenses	operations and maintenance expenses
OCI	other comprehensive income
OPC	Office of Public Counsel
OPEB	other postemployment benefits
Parent	TECO Energy, Inc., the direct parent company of Tampa Electric Company
PBGC	Pension Benefit Guarantee Corporation
PBO	projected benefit obligation
PGA	purchased gas adjustment

Term	Meaning
PGS	Peoples Gas System, the gas division of Tampa Electric Company
PPA	power purchase agreement
PRP	potentially responsible party
R&D	research and development
REIT	real estate investment trust
RFP	request for proposal
ROE	return on common equity
Regulatory ROE	return on common equity as determined for regulatory purposes
S&P	Standard and Poor’s
SCR	selective catalytic reduction
SEC	U.S. Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
SoBRAs	solar base rate adjustments
SPP	storm protection plan
STIF	short-term investment fund
Tampa Electric	Tampa Electric, the electric division of Tampa Electric Company
TEC	Tampa Electric Company
TECO Energy	TECO Energy, Inc., the direct parent company of Tampa Electric Company
TSI	TECO Services, Inc.
U.S. GAAP	generally accepted accounting principles in the United States

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

This Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties. The factors that could cause actual results to differ materially from the forward-looking statements made by TEC include those factors discussed herein, including those factors discussed with respect to TEC discussed in (a) Part I, Item 1A. Risk Factors, (b) Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and (c) Part II, Item 8. Financial Statements: Note 8, Commitments and Contingencies; and (d) other factors discussed in filings with the SEC by TEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which apply only as of the date of this Report. TEC does not undertake any obligation to publicly release any revision to its forward-looking statements to reflect events or circumstances after the date of this Form 10-K.

All references to “dollars” and “$” in this and other filings with the U.S. Securities and Exchange Commission are references to U.S. dollars, unless specifically indicated otherwise.

PART I

Item 1. BUSINESS

Tampa Electric Company, referred to as TEC, was incorporated in Florida in 1899 and was reincorporated in 1949. TEC is a public utility operating within the State of Florida. TEC has two operating segments. Its electric division, referred to as Tampa Electric, provides retail electric service to approximately 792,500 customers in West Central Florida with a net winter system generating capacity of 5,790 MW at December 31, 2020. The gas division of TEC, referred to as PGS, is engaged in the purchase, distribution and sale of natural gas for residential, commercial, industrial and electric power generation customers in Florida. With approximately 426,000 customers, PGS has operations in Florida’s major metropolitan areas. Annual natural gas throughput (the amount of gas delivered to its customers, including transportation-only service) in 2020 was approximately 2.1 billion therms. All of TEC’s common stock is owned by TECO Energy, a holding company. TECO Energy is an indirect, wholly owned subsidiary of Emera. Therefore, TEC is an indirect, wholly owned subsidiary of Emera.

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

For TEC’s revenue and other financial information by operating segments, see Note 11 to the 2020 Annual TEC Consolidated Financial Statements.

TEC Human Capital

TEC had approximately 3,100 employees as of December 31, 2020, substantially all of whom are located in Florida.

Tampa Electric had approximately 2,420 employees as of December 31, 2020, of which 710 were represented by the International Brotherhood of Electrical Workers and 190 were represented by the Office and Professional Employees International Union. In December 2019, 370 TSI employees were transferred to Tampa Electric. The transfer of these employees to Tampa Electric created operational synergies in the organization but did not materially impact shared service costs or the TEC Consolidated Statement of Income.

PGS had approximately 680 employees as of December 31, 2020. Approximately 90 employees in four of PGS’s 14 service areas and call center are represented by various union organizations.

TEC initiated a plan in March 2020 to manage the critical safety, operational and business risks associated with the COVID-19 pandemic. On March 19, 2020 TEC launched a work-from-home plan for approximately 70% of the workforce and implemented policies and revised work practices to promote safe operations for the remaining ﬁeld-based employees.

In alignment with our efforts to promote inclusion and diversity, TEC has in place a company-wide I&D initiative, which provides the organizational blueprint for achieving greater diversity and uniqueness of individuals and cultures and the varied perspectives they provide. Maintaining a robust pipeline of talent is crucial to TEC’s ongoing success and is a key aspect of succession planning efforts across the organization.

TEC is committed to investing in its employees through training and development programs as well as a tuition assistance program to promote continued professional growth. TEC provides a competitive compensation package that includes base pay, annual short-term incentives based on the achievement of corporate goals and performance, long-term incentives (applicable to eligible employee population), and health and retirement benefits.

TAMPA ELECTRIC – Electric Operations

TEC’s Tampa Electric division is engaged in the generation, purchase, transmission, distribution and sale of electric energy. The retail territory served comprises an area of about 2,000 square miles in West Central Florida, including Hillsborough County and parts of Polk, Pasco and Pinellas Counties. The principal communities served are Tampa, Temple Terrace, Winter Haven, Plant City and Dade City. Tampa Electric engages in wholesale sales to utilities and other resellers of electricity. It has two generating stations in or near Tampa, one generating station in southwestern Polk County, and fourteen photovoltaic power stations, eight in Hillsborough County and six in Polk County (one of which was completed in 2021).

The sources of Tampa Electric’s operating revenue and MWH sales were as follows:

Tampa Electric Operating Revenue

(millions)	2020	2019	2018
Residential	$1,018	$1,046	$1,067
Commercial	506	562	582
Industrial	133	156	161
Other sales of electricity	165	183	187
Regulatory deferrals and unbilled revenue	(25)	(49)	(2)
Total energy sales	1,797	1,898	1,995
Off system sales	3	6	11
Other	49	61	60
Total revenues	$1,849	$1,965	$2,066

Megawatt-hour Sales

(thousands)	2020	2019	2018
Residential	10,122	9,584	9,418
Commercial	6,058	6,240	6,266
Industrial	1,891	2,021	2,014
Other sales of electricity	1,883	1,939	1,933
Total retail	19,954	19,784	19,631
Off system sales	75	155	286
Total energy sold	20,029	19,939	19,917

No significant part of Tampa Electric’s business is dependent upon a single or limited number of customers where the loss of any one or more would have a significant adverse effect on Tampa Electric. Tampa Electric experiences summer peak loads due to the use of air conditioning and other cooling equipment and winter peak loads due to electric space heating, fewer daylight hours and colder temperatures.

Regulation

Base Rates

Tampa Electric’s retail operations are regulated by the FPSC. The FPSC’s objective is to set rates at a level that provides an opportunity for the utility to collect revenues (revenue requirements) equal to its prudently incurred costs of providing service to customers, plus a reasonable return on invested capital.

The costs of owning, operating and maintaining the utility systems, excluding fuel, conservation costs, purchased power, storm protection plan projects and certain environmental costs, are recovered through base rates. These costs include O&M expenses, depreciation, taxes, and a return on investment in assets providing electric service (rate base). The rate of return on rate base, which is intended to approximate a company’s weighted cost of capital, primarily includes its costs for debt, deferred income taxes (at a zero cost rate) and an allowed ROE. Base rates are determined in FPSC rate setting hearings which occur at the initiative of Tampa Electric, the FPSC or other interested parties.

Tampa Electric’s 2020, 2019 and 2018 results reflect an amended and restated settlement agreement approved by the FPSC on November 6, 2017. See Note 3 to the 2020 Annual TEC Consolidated Financial Statements for information regarding Tampa Electric’s base rates, ROE and other regulatory matters.

Other Cost Recovery

Tampa Electric has five cost recovery clauses.

(1)

Tampa Electric has a fuel recovery clause allowing recovery of actual fuel costs from customers through annual fuel rate adjustments. Differences between actual prudently incurred fuel costs and amounts recovered from customers in a year are recovered from or returned to customers in a subsequent period.

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

(5)

Tampa Electric has a Storm Protection Plan cost recovery clause allowing recovery of prudent transmission and distribution storm hardening costs for incremental activities not already included in base rates as outlined in the programs in its approved Storm Protection Plan.

During November 2020, the FPSC approved cost-recovery rates for the above clauses for 2021. See Note 3 to the 2020 Annual TEC Consolidated Financial Statements for further information.

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

Generation Sources

In 2020 and 2019, approximately 89% and 90%, respectively, of Tampa Electric’s generation of electricity was natural gas-fired, with solar representing 6% and 4%, respectively, and coal representing 5% and 6%, respectively. In 2020 and 2019, Tampa Electric used its generating units to meet approximately 88% and 93%, respectively, of the total system load requirements, with the remaining 12% and 7%, respectively, coming from purchased power. Tampa Electric is required to maintain a generation capacity greater than firm peak demand. Tampa Electric meets the planning criteria for reserve capacity established by the FPSC, which is a 20% reserve margin over firm peak demand. See MD&A - Capital Investments for information regarding TEC’s forecasted capital investments in generation sources, including solar projects and the modernization of the Big Bend Power Station.

The table below presents Tampa Electric’s average delivered fuel cost per MMBTU, excluding solar production which has no fuel cost.

Average cost per MMBTU	2020	2019	2018
Natural Gas (1)	$3.31	$3.40	$4.07
Coal (2)	3.69	3.66	3.37
Oil/petroleum coke (3)	25.16	22.01	3.10

Average generation cost per MWh (4)	20.27	27.81	30.40

(1)	Represents the cost of natural gas, transportation, storage, balancing, and fuel losses for delivery to the energy center.
(2)	Represents the cost of coal and transportation.
(3)	In 2020 and 2019, the cost per MMBTU represents 100% oil.
(4)	Represents the average generation cost per MWh including solar.

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

Natural Gas. Tampa Electric maintains gas commodity, pipeline transportation and storage contracts. As of December 31, 2020, approximately 84% of Tampa Electric’s 2.0 million BCF of gas storage capacity was full. Tampa Electric has contracted for 70% of its expected gas needs for the January through December 2021 period. Tampa Electric expects to issue RFPs to meet its remaining 2021 gas needs and begin contracting for its 2022 requirements. Additional volume requirements are purchased in the short-term spot market.

Coal. Tampa Electric burned under 0.5 million tons of coal during 2020 and estimates that its coal consumption will be similar in 2021. Consistent with 2020, Tampa Electric will be purchasing its coal in 2021 under a contract with two different commodity suppliers. Tampa Electric takes coal deliveries primarily by water and uses transportation agreements with a rail provider if spot coal supplies are needed.

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

Franchise fees expense totaled $42 million and $45 million in 2020 and 2019, respectively. Franchise fees are calculated using a formula based primarily on electric revenues and are recovered from customers.

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

Gas is delivered to the PGS distribution system through three interstate pipelines. PGS does not engage in the exploration for or production of natural gas. PGS operates a natural gas distribution system that serves approximately 426,000 customers. The system includes approximately 13,800 miles of gas mains and 7,800 miles of service lines (see PGS’s Franchises and Other Rights section below).

In 2020, the total throughput for PGS was approximately 2.1 billion therms. Of this total throughput, 5% was gas purchased and resold to customers by PGS, 89% was third-party supplied gas that was delivered to transportation-only customers and 6% was gas sold off-system (i.e., to customers not connected to PGS’s distribution system).

PGS provides transportation service to customers utilizing gas-fired technology in the production of electric power. In addition, PGS provides gas transportation service to large LNG facilities located in Jacksonville, Florida. PGS has seen continuing interest and development in natural gas vehicles. There are 53 compressed natural gas filling stations connected to the PGS distribution system. See the PGS Operating Results section of the MD&A for information on the impact of natural gas vehicles on PGS’s operations.

Revenues and therms for PGS for the years ended December 31 were as follows:

	Revenues			Therms
(millions)	2020	2019	2018	2020	2019	2018
Residential	$158	$154	$157	91	85	87
Commercial	135	146	151	476	517	510
Industrial	17	16	16	460	430	361
Off-system sales	30	55	78	126	188	217
Power generation	6	5	5	955	853	791
Other revenues	75	72	69	-	-	-
Total	$421	$448	$476	2,108	2,073	1,966

No significant part of PGS’s business is dependent upon a single or limited number of customers where the loss of any one customer would have a significant adverse effect on PGS. PGS experiences winter peak throughputs due to higher therm usage for heating during colder temperatures.

Regulation

Base Rates

The operations of PGS are regulated by the FPSC separately from the regulation of Tampa Electric. The FPSC seeks to set rates at a level that provides an opportunity for a utility to collect revenues (revenue requirements) equal to its prudently incurred costs of providing service to customers, plus a reasonable return on invested capital.

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

See Note 3 to the 2020 Annual TEC Consolidated Financial Statements for further information regarding PGS’s base rates, ROE and other regulatory matters.

   Cost Recovery Clauses and Riders

PGS recovers the costs it pays for gas supply and interstate transportation for system supply through a PGA clause. This clause is designed to recover the actual costs incurred by PGS for purchased gas, gas storage services, interstate pipeline capacity, and other related items associated with the purchase, distribution, and sale of natural gas to its customers. These charges may be adjusted monthly based on a cap approved annually in an FPSC hearing. The cap is based on estimated costs of purchased gas and pipeline capacity, and estimated customer usage for a calendar year recovery period, with a true-up adjustment to reflect the variance of actual costs and usage from the projected charges for prior periods. The current PGA cap rate, effective January 2021, was approved by the FPSC in November 2020.

In addition to its base rates and PGA clause charges, PGS customers (except interruptible customers) also pay a per-therm charge for energy conservation and pipeline replacement programs. The conservation charge is intended to permit PGS to recover prudently incurred expenditures in developing and implementing cost effective energy conservation programs which are mandated by Florida law and approved and monitored by the FPSC. PGS is also permitted to recover the return on, depreciation expenses and applicable taxes associated with the replacement of cast iron/bare steel infrastructure. The FPSC approved a replacement program of approximately 5%, or 500 miles, of the PGS system over a 10-year period beginning in 2013. In February 2017, the FPSC approved an amendment to the cast iron bare steel rider to include certain plastic materials and pipe deemed obsolete by Pipeline and Hazardous Materials Safety Administration, totaling approximately 550 miles. PGS estimates that all cast iron and bare steel pipe will be removed from its system by 2022, with the replacement of obsolete plastic pipe continuing under the rider until 2028.

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

Competition is most prevalent in the large commercial and industrial markets. These classes of customers have the option to contract with companies that sell gas directly by transporting gas through other facilities and thereby bypassing the PGS system. In response to this competition, PGS has developed various programs, including the provision of transportation-only services at discounted rates.

In Florida, gas service is unbundled for all non-residential customers. PGS offers unbundled transportation service to all non-residential customers, and residential customers consuming in excess of 1,999 therms annually, allowing these customers to purchase commodity gas from a third party but continue to pay PGS for the transportation. Because the commodity portion of bundled sales is included in operating revenues at the cost of the gas on a pass-through basis, there is no net earnings effect when a customer shifts to transportation-only sales. As a result, PGS receives its base rate for distribution regardless of whether a customer decides to opt for transportation-only service or continue bundled service. As of December 31, 2020, PGS had approximately 26,000 transportation-only customers out of approximately 40,100 eligible customers.

Gas Supplies

PGS purchases gas from various suppliers depending on the needs of its customers. The gas is delivered to the PGS distribution system through three interstate pipelines on which PGS has reserved firm transportation capacity for delivery by PGS to its customers. In addition, PGS has reserved firm transportation capacity through intrastate pipelines owned by PGS’s affiliate, SeaCoast Gas Transmission, LLC.

Companies with firm pipeline capacity receive priority in scheduling deliveries during times when the pipeline is operating at its maximum capacity. PGS presently holds sufficient firm capacity to meet the gas requirements of its system commodity customers, except during certain weather events and localized emergencies affecting the PGS distribution system.

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

Franchises and Other Rights

PGS holds franchise and other rights with 117 municipalities and districts throughout Florida. These franchises govern the placement of PGS’s facilities on the public rights-of-way as it carries on its retail business in the localities it serves. The franchises are irrevocable and are not subject to amendment without the consent of PGS.

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

PGS’s franchise agreements have various expiration dates through 2050. PGS expects to negotiate up to 17 franchise renewals in 2021 under similar terms, in addition to those franchise agreements that have auto renewals effective during 2021. Franchise fees expense totaled $10 million in 2020 and 2019. Franchise fees are calculated using various formulas which are based principally on natural gas revenues. Franchise fees are recovered on a dollar-for-dollar basis from the respective customers within each franchise area.

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

Environmental Matters

PGS’s operations are subject to federal, state and local statutes, rules and regulations relating to the discharge of materials into the environment and the protection of the environment that generally require monitoring, permitting and ongoing expenditures. TEC is one of several PRPs for certain superfund sites and, through PGS, for former MGP sites. See Note 8 to the 2020 Annual TEC Consolidated Financial Statements and the Environmental Compliance section of the MD&A for additional information.

Item 1A. RISK FACTORS

Risks Relating to TEC’s Business and Strategy

Regulatory, Legislative, and Legal Risks

TEC’s electric and gas utilities are regulated; changes in regulation or the regulatory environment could reduce revenues, increase costs or competition.

TEC’s electric and gas utilities operate in regulated industries. Retail operations, including the rates charged, are regulated by the FPSC, and Tampa Electric’s wholesale power sales and transmission services are subject to regulation by the FERC. Changes in regulatory requirements or regulatory actions could have an adverse effect on TEC’s financial performance by, for example, reducing revenues, increasing competition or costs, threatening investment recovery or impacting rate structure.

If Tampa Electric or PGS earn returns on equity above their respective allowed ranges, indicating a trend, those earnings could be subject to review by the FPSC. Ultimately, prolonged returns above their allowed ranges could result in credits or refunds to customers, which could reduce future earnings and cash flow.

Changes in the environmental and land use laws and regulations affecting its businesses could increase TEC’s costs or curtail its activities.

TEC’s businesses are subject to regulation by various governmental authorities dealing with air, water and other environmental matters. Changes in compliance requirements or the interpretation by governmental authorities of existing requirements may impose additional costs on TEC, requiring cost-recovery proceedings and/or requiring it to modify its business model. In addition, environmental and land use laws and regulations may curtail sales of natural gas to new customers, which could reduce PGS’s customer growth in the future.

Federal or state regulation of GHG emissions, depending on how they are enacted, could increase Tampa Electric’s costs or the rates charged to its customers, which could curtail sales.

On June 19, 2019, the EPA released a final rule named the Affordable Clean Energy (ACE) rule.  The ACE rule, which replaces the Clean Power Plan adopted in 2015, establishes emission guidelines for states to address GHG emissions from existing coal-fired electric generating units.  Tampa Electric has emission units that are subject to the ACE rule and is preparing to engage in the development of a state plan that could be finalized by the end of 2021.

The outcome of expected litigation and the EPA rulemaking process and its impact on Tampa Electric’s business is currently uncertain. Tampa Electric is continuing to evaluate the potential impact of the rule, but currently expects prudently incurred related costs for compliance to be recovered through rates. Timing of recovery could impact earnings and cash flows, and increases in rates charged to customers could result in reduced sales.

The computation of TEC’s provision for income taxes is impacted by changes in tax legislation.

Any changes in tax legislation could affect TEC’s future cash flows and financial position. The value of TEC’s existing deferred tax assets and liabilities are determined by existing tax laws and could be impacted by changes in laws. See Note 4 of the 2020 Annual TEC Consolidated Financial Statements for further information regarding TEC’s income taxes.

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

Tampa Electric and PGS rely on federal, state and local governmental agencies to secure rights-of-way and siting permits to construct transmission lines, gas interconnection lines and distribution-related facilities. If adequate rights-of-way and siting permits to build new transportation and transmission lines cannot be secured, then Tampa Electric and PGS:

•	May need to remove or abandon its facilities on the property covered by rights-of-way or franchises and seek alternative locations for its transmission or distribution facilities;

•	May need to rely on more costly alternatives to provide energy to their customers;

•	May not be able to maintain reliability in their service areas;

•	May need to exercise the power of eminent domain, which can be costly and take time; and/or

•	May experience a negative impact on their ability to provide electric or gas service to new customers.

The franchise rights held by Tampa Electric and PGS could be lost in the event of a breach by such utilities or could expire and not be renewed.

Tampa Electric and PGS hold franchise agreements with counterparties throughout their service areas. In some cases, these rights could be lost in the event of a breach of these agreements. These agreements are for set periods and could expire and not be renewed upon expiration of the then-current terms. Some agreements contain provisions allowing municipalities to purchase the portion of the applicable utility’s system located within a given municipality’s boundaries under certain conditions.

Operational and Construction Risks

TEC’s businesses are sensitive to variations in weather and the effects of extreme weather and have seasonal variations.

TEC’s utility businesses are affected by variations in general weather conditions including severe weather. Energy sales by its electric and gas utilities are particularly sensitive to seasonal variations in weather conditions, including unusually mild summer or winter weather that cause lower energy usage for cooling or heating purposes. PGS typically has a short but significant winter peak period that is dependent on cold weather; Tampa Electric has both summer and winter peak periods that are dependent on weather conditions. Tampa Electric and PGS forecast energy sales based on normal weather, which represents a long-term historical average. If there is unusually mild weather, or if climate change or other factors cause significant variations from normal weather, this could have a material impact on energy sales.

TEC is subject to several risks that arise or may arise from climate change.

TEC is subject to risks that may arise from the impacts of climate change. There is increasing public concern about climate change and growing support for reducing carbon emissions. Municipal, state, and federal governments have been setting policies and enacting laws and regulations to deal with climate change impacts in a variety of ways, including de-carbonization initiatives and promotion of cleaner energy and renewable energy generation of electricity. Refer to “changes in the environmental laws and regulations” above. Insurance companies have begun to limit their exposure to coal-fired electricity generation and are evaluating the medium and long-term impacts of climate change which may result in fewer insurers, more restrictive coverage and increased premiums.

Climate change may lead to increased frequency and intensity of weather events and related impacts such as storms, hurricanes, cyclones, heavy rainfall, extreme winds, wildfires, flooding and storm surge. The potential impacts of climate change, such as rising sea levels and larger storm surges from more intense hurricanes, can combine to produce even greater damage to coastal generation and other facilities. Climate change is also characterized by rising global temperatures. Increased air temperatures may bring increased frequency and severity of wildfires, including within TEC’s service territories. Refer to “variations in weather” above for further information.

TEC is subject to physical risks that arise, or may arise, from global climate change, including damage to operating assets from more frequent and intense weather events and from wildfires due to warming air temperatures and increasing drought conditions. Some of Tampa Electric’s fossil fueled generation assets are located at or near coastal, sites and as such are exposed to the separate and combined effects of rising sea levels and increasing storm intensity, including storm surges and flooding. Refer to “variations in weather” above.

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

TEC could face litigation or regulatory action related to environmental harms from carbon emissions or climate change public disclosure issues.

For thermal plants requiring cooling water, reduced availability of water resulting from climate change could adversely impact operations or the costs of operations.

The facilities and operations of TEC could be affected by natural disasters or other catastrophic events.

TEC’s facilities and operations are exposed to potential damage and partial or complete loss resulting from environmental disasters (e.g., hurricanes, floods, high winds, fires and earthquakes), equipment failures, terrorist or physical attacks, vandalism, a major accident or incident at one of the sites, and other events beyond the control of TEC. The operation of generation, transmission and distribution systems involves certain risks, including gas leaks, fires, explosions, pipeline ruptures, damage to solar panels and other generation assets, and other hazards and risks that may cause unforeseen interruptions, personal injury, death, or property damage. There have also been physical attacks on critical infrastructure around the world. In the event of a physical attack that disrupts service to customers, revenues would be reduced, and costs would be incurred to repair and restore systems. These types of events, either impacting TEC’s facilities or the industry in general, could cause TEC to incur additional security and insurance-related costs, and could have adverse effects on its business and financial results. Any costs relating to such events may not be recoverable through insurance or rates.

TEC is exposed to potential risks related to cyberattacks and unauthorized access, which could cause system failures, disrupt operations or adversely affect safety.

TEC increasingly relies on information technology systems and network infrastructure to manage its business and safely operate its assets, including controls for interconnected systems of generation, distribution and transmission and financial, billing and other business systems. TEC also relies on third party service providers to conduct business. As TEC operates critical infrastructure, it may be at greater risk of cyberattacks by third parties, which could include nation-state controlled parties.

Cyberattacks can reach TEC’s networks with access to critical assets and information via their interfaces with less critical internal networks or via the public internet. Cyberattacks can also occur via personnel with direct access to critical assets or trusted networks. An outbreak of infectious disease, a pandemic or a similar public health threat, such as COVID-19, may cause disruption in normal working patterns including wide scale “work from home” policies, which could increase cybersecurity risk as the quantity of both cyberattacks and network interfaces increases. Refer to the “Public Health Risk” section below. Methods used to attack critical assets could include general purpose or energy-sector-specific malware delivered via network transfer, removable media, viruses, attachments or links in e-mails. The methods used by attackers are continuously evolving and can be difficult to predict and detect.

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

Should such cyberattacks or unauthorized accesses materialize, TEC could suffer costs, losses and damages all, or some of which, may not be recoverable through insurance, legal, regulatory cost recovery or other processes. If not recovered through these means, they could materially adversely affect TEC’s business and financial results including its reputation and standing with customers, regulators, governments and financial markets. Resulting costs could include, amongst others, response, recovery and remediation costs, increased protection or insurance costs and costs arising from damages and losses incurred by third parties. If any such security breaches occur, there is no assurance that they can be adequately addressed in a timely manner.

With respect to certain of its assets, TEC is required to comply with rules and standards relating to cybersecurity and information technology including, but not limited to, those mandated by bodies such as the North American Electric Reliability Corporation. TEC cannot be assured that its operations will not be negatively impacted by a cyberattack.

Continued effects of the ongoing COVID-19 pandemic, or an outbreak of infectious disease, another pandemic or a similar public health threat could have a negative impact on TEC’s operations.

An outbreak of infectious disease, a pandemic or a similar public health threat, such as the ongoing COVID-19 pandemic, or a fear of any of the foregoing, could adversely impact TEC, including by causing operating, supply chain and project development delays and disruptions, labor shortages and shutdowns (including as a result of government regulation and prevention measures), and delays in regulatory decisions and proceedings, which could have a negative impact on TEC’s operations.

Any adverse changes in general economic and market conditions arising as a result of a public health threat could negatively impact demand for electricity and natural gas, revenue, operating costs, timing and extent of capital expenditures, results of financing efforts, or credit risk, counterparty risk and collection risk, which could result in a material adverse effect on TEC’s business.

Financial, Economic, and Market Risks

National and local economic conditions can have a significant impact on the results of operations, net income and cash flows at TEC.

The business of TEC is concentrated in Florida. If economic conditions start to decline, retail customer growth rates may stagnate or decline, and customers’ energy usage may decline, adversely affecting TEC’s results of operations, net income and cash flows. A factor in customer growth in Florida is net in-migration of new residents, both domestic and non-U.S. A slowdown in the U.S. economy could reduce the number of new residents and slow customer growth.

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

Florida electric utilities, including Tampa Electric, currently benefit from operating in a regulated environment with limited competition in their market for retail customers. However, the commercial and regulatory frameworks under which Tampa Electric operates can be impacted by changes in government and shifts in government policy. These include initiatives regarding deregulation or restructuring of the energy industry, which may result in increased competition and unrecovered costs that could adversely affect operations, net income and cash flows.

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

Forecasts by TEC are based on normal weather patterns and trends in customer energy-usage patterns. TEC could be negatively impacted if customers further reduce their energy usage in response to increased energy efficiency, economic conditions or other factors.

Increased customer use of distributed generation could adversely affect Tampa Electric.

In many areas of the United States, including in the markets where TEC operates, there is growing use of rooftop solar panels, small wind turbines and other small-scale methods of power generation, known as distributed generation. Distributed generation is encouraged and supported by various constituent groups, tax incentives, renewable portfolio standards and special rates designed to support such generation.

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

Potential state or local law and regulation changes may adversely affect PGS.

Recently state and local policies in certain jurisdictions in the United States have sought to prevent or limit the ability of utilities to provide customers the choice to use natural gas. Changes in applicable state or local laws and regulations could adversely impact PGS.

Liquidity, Capital Requirements, and Common Stock Risks

TEC’s indebtedness could adversely affect its business, financial condition and results of operations, as well as its ability to meet its payment obligations on its debt.

TEC has indebtedness that it is obligated to pay. It must meet certain financial covenants as defined in the applicable agreements to borrow under its credit facilities. Also, TEC has certain restrictive covenants in specific agreements and debt instruments.  The level of TEC’s indebtedness and potential inability to meet the requirements of the restrictive covenants contained in its debt obligations could have significant consequences to its business, could create risk for the holders of its debt, and could limit its ability to obtain additional financing (see Management’s Discussion & Analysis – Significant Financial Covenants section).  Such risks include:

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

TEC is a participant in the comprehensive retirement plans of TECO Energy. Under calculation requirements of the Pension Protection Act, as of the January 1, 2021 measurement date, TECO Energy’s pension plan was fully funded. Any future declines in the financial markets or interest rates could increase the amount of contributions required to fund its pension plan in the future and could cause pension expense to increase.

TEC’s financial condition and results could be adversely affected if its capital expenditures are greater than forecast or costs are not recoverable through rates.

TEC’s capital plan includes significant investments in generation, infrastructure modernization and customer-focused technologies. For 2021, Tampa Electric is forecasting capital expenditures to support the current levels of customer growth, harden transmission and distribution facilities against storm damage, maintain transmission and distribution system reliability, modernize the Big Bend Power Station, invest in solar generation and maintain generating unit reliability and efficiency. For 2021, PGS is forecasting capital expenditures to support customer growth, system reliability, conversion of customers from other fuels to natural gas and to replace bare steel, cast iron and obsolete plastic pipe.

Any projects planned or currently in construction, particularly significant capital projects, may be subject to risks including, but not limited to, impact on costs from schedule delays, risk of cost overruns, ensuring compliance with operating and environmental requirements and other events within or beyond TEC’s control. Total costs may be higher than estimated and there can be no assurance that TEC will be able to obtain the necessary project approvals, regulatory outcomes or applicable permits at the federal, state and or local level to recover such expenditures through regulated rates. If TEC’s capital expenditures exceed the forecasted levels or are not recoverable, it may need to draw on credit facilities or access the capital markets on unfavorable terms.

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

In the event TEC’s ratings were downgraded to below investment grade, certain agreements could require immediate payment or full collateralization of net liability positions. Counterparties to its derivative instruments could request immediate payment or full collateralization of net liability positions. Credit provisions in long-term gas transportation agreements would give the transportation providers the right to demand collateral, which is estimated to be approximately $120 million. Credit facilities or debt agreements do not have ratings downgrade covenants that would require immediate repayment.

Item 2. PROPERTIES

TEC believes that the physical properties of its operating companies are adequate to carry on their businesses as currently conducted. The properties of Tampa Electric are subject to a first mortgage bond indenture under which no bonds are currently outstanding.

TAMPA ELECTRIC

Tampa Electric has electric generating stations in service, with a December 2020 net winter generating capability of 5,790 MWs. Tampa Electric assets include the Big Bend Power Station (1,693 MWs capacity), the Bayside Power Station (2,083 capacity) and the Polk Power Station (1,420 MWs capacity). Also included in Tampa Electric’s assets at December 31, 2020 are thirteen solar arrays (594 MWs). In addition, solar arrays totaling 60 MWs were placed in service in early 2021.

Tampa Electric owns 189 substations having an aggregate transformer capacity of 23,900 mega volts amps. The transmission system consists of approximately 1,344 total circuit miles of high voltage transmission lines, including underground and double-circuit lines. The distribution system consists of approximately 6,246 circuit miles of overhead lines and approximately 5,715 circuit miles of underground lines. As of December 31, 2020, there were 809,570 meters in service. All of this property is located in Florida.

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

Tampa Electric has a long-term lease for the office building in downtown Tampa, which serves as headquarters for TECO Energy, Tampa Electric and PGS.

PEOPLES GAS SYSTEM

PGS’s distribution system extends throughout the areas it serves in Florida and consists of approximately 21,600 miles of pipe, including approximately 13,800 miles of mains and 7,800 miles of service lines. Mains and service lines are maintained under rights-of-way, franchises or permits.

PGS’s operations are located in 14 service areas throughout Florida. Most of the operations and administrative facilities are owned.

Item 3. LEGAL PROCEEDINGS

From time to time, TEC is involved in various legal, tax and regulatory proceedings before various courts, regulatory commissions and governmental agencies in the ordinary course of business. Where appropriate, accruals are made in accordance with accounting standards for contingencies to provide for matters that are probable of resulting in an estimable loss. For a discussion of legal proceedings and environmental matters, see Note 8 of the 2020 Annual TEC Consolidated Financial Statements.

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

Item 6. SELECTED FINANCIAL DATA OF TAMPA ELECTRIC COMPANY

Information required by Item 6 is omitted pursuant to General Instruction I(2) of Form 10-K.

Item 7. MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITIONS & RESULTS OF OPERATIONS

OVERVIEW

TEC has regulated electric and gas utility operations in Florida. At December 31, 2020, Tampa Electric served approximately 792,500 customers in a 2,000-square-mile service area in West Central Florida and had electric generating plants with a winter peak generating capacity of 5,790 MW. PGS, Florida’s largest gas distribution utility, served approximately 426,000 residential, commercial, industrial and electric power generating customers at December 31, 2020 in all major metropolitan areas of the state, with a total natural gas throughput of approximately 2.1 billion therms in 2020.

TEC is a wholly owned subsidiary of TECO Energy, and TECO Energy is a wholly owned subsidiary of Emera. Therefore, TEC is an indirect, wholly owned subsidiary of Emera. See Note 10 to the 2020 Annual TEC Consolidated Financial Statements for information regarding related party transactions.

2020 PERFORMANCE

All amounts included in this MD&A are pre-tax, except net income and income taxes.

In 2020, TEC’s net income was $424 million, compared with $370 million in 2019. 2020 results were impacted by higher base revenues and higher AFUDC, partially offset by higher O&M expense excluding all FPSC-approved cost-recovery clauses, depreciation expense, income taxes and interest expense. See Operating Results below for further detail regarding 2020 results as compared to 2019. For information regarding 2019 results as compared to 2018, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of TEC’s Annual Report on Form 10-K for the year ended December 31, 2019.

OUTLOOK

TEC’s earnings are most directly impacted by the allowed rate of return on equity and the capital structures approved by the FPSC, the prudent management of operating costs, the approved recovery of regulatory deferrals, weather and its impact on energy sales, and the timing and amount of capital expenditures.

Due to continued growth in rate base, Tampa Electric anticipates earning near or below the bottom of the allowed ROE range in 2021. Tampa Electric sales volumes are expected to be slightly lower than in 2020, which benefited from weather that was warmer than in recent years (see Customer and Energy Sales Growth Outlook for further details). As a result, Tampa Electric anticipates earnings to be slightly lower than in 2020. Tampa Electric expects customer growth rates in 2021 to be consistent with 2020, reflective of current expected economic growth in Florida.

On February 1, 2021, Tampa Electric notified the FPSC of its intent to seek a base rate increase, reflecting revenue requirements of approximately $280 million to $295 million, effective in January 2022. Tampa Electric’s proposed 2022 rates include recovery for the costs of the first phase of the Big Bend modernization project, 225 MW of utility-scale solar projects, the AMI investment, and accelerated recovery of the remaining net book value of retiring assets. Tampa Electric also intends to seek approval for Generation Base Rate Adjustments of $130 million to recover the costs of the second phase of the Big Bend modernization project and additional utility-scale solar projects in subsequent years. These filing amounts are estimates until Tampa Electric completes its analysis and files the case. Tampa Electric expects to file its detailed case on or after April 2, 2021, and the FPSC is expected to decide the case by the end of the year. See Note 3 to the 2020 Annual TEC Consolidated Financial Statements for further information.

On October 3, 2019, the FPSC issued a rule to implement a Storm Protection Plan (SPP) Cost Recovery Clause. This new clause provides a process for Florida investor-owned utilities, including Tampa Electric, to recover transmission and distribution storm hardening costs for incremental activities not already included in base rates. Tampa Electric submitted its storm protection plan with the FPSC on April 10, 2020. On April 27, 2020, Tampa Electric submitted a settlement agreement with the FPSC which specified a $15 million base rate reduction for SPP program costs previously recovered in base rates beginning January 1, 2021. On June 9, 2020, the FPSC approved this settlement agreement. On August 3, 2020, Tampa Electric submitted another settlement agreement to the FPSC for approval, including cost recovery of approximately $39 million in proposed storm protection project costs for 2020 and 2021. This cost recovery includes the $15 million of costs removed from base rates. This settlement agreement was approved on August 10, 2020, and Tampa Electric’s cost recovery began in January 2021. The current approved plan will apply for the years 2020, 2021 and 2022, and Tampa Electric will file a new plan in 2022 to determine cost recovery in 2023, 2024, and 2025.

On November 19, 2020, the FPSC approved a settlement agreement that allows PGS to increase base rates $58 million annually effective January 2021. The $58 million increase includes $24 million previously recovered through the cast iron and bare steel replacement rider. The settlement agreement includes an allowed regulatory ROE range of 8.90% to 11.00% with a 9.90% midpoint.  In 2021, PGS anticipates earning within its allowed ROE range and expects rate base and earnings to be higher than in 2020. PGS also expects customer growth rates in 2021 to exceed population growth, reflecting expectations of continued strong housing demand in Florida and commercial activity trending back towards normal levels. PGS sales volumes in 2021 are expected to increase at a level slightly above customer growth as 2020 energy sales to commercial customers were negatively impacted by the COVID-19 pandemic and unfavorable winter weather.

In addition to the base rate increase, the PGS settlement agreement also provides PGS the ability to reverse a total of $34 million of accumulated depreciation through 2023 and sets new depreciation rates going into effect January 1, 2021 that are consistent with PGS’s current overall average depreciation rate. Under the agreement, base rates are frozen from January 1, 2021 to December 31, 2023, unless its earned ROE were to fall below 8.90% before that time with an allowed equity in the capital structure of 54.7% from investor sources of capital. The settlement agreement further addresses tax rate changes. The agreement contains a provision whereby PGS agrees to quantify the future impact of a decrease in tax rates on net operating income through a reduction in base revenues within 120 days of when such tax change becomes law. If, on the contrary, tax legislation results in a tax rate increase, PGS can establish a regulatory asset to neutralize the impact of the increase in income tax rate to be addressed in a future proceeding and with recovery beginning no sooner than January 2024.

In 2021, TEC expects to invest approximately $1.4 billion, excluding AFUDC, in capital projects compared to $1.4 billion in 2020. Capital projects support normal system reliability and growth at the utilities. AFUDC will be earned on eligible capital projects during the construction periods. Tampa Electric investments include continuation of the modernization of the Big Bend Power Station, solar investments, storm hardening investments and an AMI (Advanced Meter Infrastructure) project, which includes the installation of smart meters. On February 18, 2020, Tampa Electric announced its intention to invest approximately $800 million in an additional 600 MW of new utility-scale solar photovoltaic projects by the end of 2023. PGS will make investments to expand its system and support customer growth, including expected investments related to compressed natural gas fueling stations, renewable natural gas and liquefied natural gas facilities, and continued replacement of obsolete plastic, cast iron and bare steel pipe. See Capital Investments below for further information.

These forecasts are based on our current assumptions described in the operating company discussion, which are subject to risks and uncertainties (see the Risk Factors section).

COVID-19 PANDEMIC

During 2020, the ongoing COVID-19 pandemic affected the service territories in which TEC operates. To date, the COVID-19 pandemic has not had a material financial impact on TEC’s earnings. TEC provides essential services and continues to operate and meet customer demand. TEC’s top priority continues to be the health and safety of its customers and employees. Management continues to closely monitor developments related to the COVID-19 pandemic.

In March 2020, TEC activated its company-wide pandemic and business continuity plans, including travel restrictions, directing employees to work remotely whenever possible, restricting access to operating facilities, physical distancing and implementing additional protocols (including the expanded use of personal protective equipment) for work within customers’ premises. TEC is monitoring recommendations by local and national public health authorities related to the COVID-19 pandemic and continues to adjust operational requirements as needed.

TEC is working with customers on relief initiatives in response to the effect of the pandemic on customers’ ability to make payments and the need for continued service. These initiatives included the temporary suspension of disconnection for non-payment of bills in the second and a portion of the third quarters of 2020 and the continued development of payment arrangements where necessary. In 2020, TEC experienced an increase in the aging of customer receivables resulting from the temporary suspension of disconnections. This trend has begun to reverse as disconnection processes resumed on September 14, 2020. To date, customer defaults as a result of bankruptcies have not been material. As of the year ended December 31, 2020, adjustments to the allowance for credit losses have increased but have not had a material impact on the financial statements. TEC is continuing to monitor customer accounts and to work with customers on payment arrangements.

The extent of the future impact of the COVID-19 pandemic on TEC’s financial results and business operations is uncertain at this time and will depend on future developments, including the duration and severity of the pandemic, further potential government actions, timing and effectiveness of vaccinations, future economic activity and energy usage. Please see Risk Factors for further information. TEC plans to complete its capital investment plans and continue to reliably and safely serve its customers. Capital project delays and supply chain disruptions have been immaterial to date but, depending on the duration of the COVID-19 pandemic, forecasted capital expenditures may be delayed due to supply chain disruptions, travel restrictions for contractors or the deferral of non-essential capital work. TEC currently expects to continue to have adequate liquidity given its cash position, existing bank facilities and access to capital but will continue to monitor the impact of the COVID-19 pandemic on future cash flows. Refer to Liquidity and Capital Resources for further details.

OPERATING RESULTS

This MD&A utilizes TEC’s consolidated financial statements, which have been prepared in accordance with U.S. GAAP. Our reported operating results are affected by several critical accounting estimates (see the Critical Accounting Policies and Estimates section).

The following table shows the revenues and net income of the business segments on a U.S. GAAP basis (see Note 11 to the 2020 Annual TEC Consolidated Financial Statements).

(millions)	2020	2019	2018
Revenues
Tampa Electric	$1,849	$1,965	$2,066
PGS	433	461	488
Eliminations	(10)	(22)	(30)
TEC	$2,272	$2,404	$2,524

Net income
Tampa Electric	$372	$316	$294
PGS	52	54	47
TEC	$424	$370	$341

TAMPA ELECTRIC

Electric Operations Results

Tampa Electric’s net income in 2020 was $372 million, compared with $316 million in 2019. Results primarily reflected higher base revenues and higher AFUDC earnings, partially offset by higher O&M excluding all FPSC-approved cost-recovery clauses, income taxes and interest expense. Base revenues are energy sales excluding revenues from clauses, gross receipts taxes and franchise fees. Clauses, gross receipts taxes and franchise fees do not have a material effect on net income as these revenues substantially represent a dollar-for-dollar recovery of clause and other pass-through costs. See the Operating Revenues and Operating Expenses sections below for additional information.

The table below provides a summary of Tampa Electric’s revenue and expenses and energy sales by customer type.

Summary of Operating Results

(millions, except customers and total degree days)	2020	% Change	2019	% Change	2018
Revenues	$1,849	(6)	$1,965	(5)	$2,066
O&M expense	401	(2)	408	(19)	504
Depreciation and amortization expense	339	1	336	8	312
Taxes, other than income	161	(2)	165	(2)	168
Non-fuel operating expenses	901	(1)	909	(8)	984
Fuel expense	345	(35)	533	(8)	578
Purchased power expense	83	69	49	(17)	59
Total fuel & purchased power expense	428	(26)	582	(9)	637
Total operating expenses	1,329	(11)	1,491	(8)	1,621
Operating income	$520	10	$474	7	$445
AFUDC-equity	$27	145	$11	10	$10
Provision for income taxes	$66	12	$59	(9)	$65
Net income	$372	18	$316	7	$294
Megawatt-Hour Sales (thousands)
Residential	10,122	6	9,584	2	9,418
Commercial	6,058	(3)	6,240	(0)	6,266
Industrial	1,891	(6)	2,021	0	2,014
Other	1,883	(3)	1,939	0	1,933
Total retail	19,954	1	19,784	1	19,631
Off system sales	75	(52)	155	(46)	286
Total energy sold	20,029	0	19,939	0	19,917
Retail customers—(thousands)
At December 31	793	2	779	2	764
Retail net energy for load	21,055	1	20,770	1	20,663
Total degree days	4,807	5	4,568	(3)	4,711

Operating Revenues

Revenues were $116 million lower than in 2019 driven by lower clause revenue, partially offset by increased base revenue from in-service of additional solar generation projects, favorable weather, higher residential sales, and customer growth. Total degree days (a measure of heating and cooling demand) in Tampa Electric's service area in 2020 were 12% above normal (a 20-year statistical degree day average) and 5% above 2019. Total net energy for load, which is a calendar measurement of energy output, increased 1% in 2020 compared with 2019.

Customer and Energy Sales Growth Outlook

The Tampa labor market continues to outperform the state and U.S. labor markets. Due to the business closures caused by the COVID-19 pandemic, the Tampa area unemployment rate increased to 7.2% in 2020 from 3.1% in 2019. Similarly, Florida’s unemployment rate increased to 8.0% in 2020 from 3.1% in 2019 and the U.S. rate rose to 8.2% from 3.7% in 2019. The unemployment rate in the Tampa area is expected to decline over the next few years.

Population growth is forecasted to continue to be a major driver of customer growth. Tampa Electric expects customer growth to be 1.5% to 2.0% annually over the next few years, assuming continued economic recovery from COVID-19 and business expansion.

For the past several years, weather-normalized energy consumption per customer declined due to the combined effects of voluntary conservation efforts, improvements in lighting and equipment efficiency. It is expected to continue to decline annually at an average annual rate of 0.6% over the next few years.

In 2021, retail energy sales are expected to be slightly lower than 2020 levels. In 2020, energy sales benefitted from favorable weather while 2021 projections are based on normal weather. Normalizing 2020 for weather, 2021 energy sales are projected to increase over 2020 primarily due to customer growth and recovery from the COVID-19 pandemic. Over the longer term, energy sales growth is expected to be around 1.0%.

Operating Expenses

In 2020, operations and maintenance expense, excluding all FPSC-approved cost-recovery clauses, was $10 million higher than in 2019 primarily reflecting increased costs related to safety, benefits and higher insurance costs for solar assets. Depreciation and amortization expense increased $2 million in 2020 from normal additions to facilities to reliably serve customers and the in-service of solar generation projects, partially offset by a one-time $16 million software amortization settlement.

Excluding all FPSC-approved cost-recovery clause-related expense, O&M expense in 2021 is expected to be lower than in 2020 as SPP-related costs will be recovered through the SPP cost recovery clause (see Note 3), partially offset by higher costs to safely and reliably serve customers. In 2021, depreciation expense is expected to increase due to normal plant additions, the in-service of solar projects and the one-time software amortization settlement in 2020.

Fuel Prices and Fuel Cost Recovery

In November 2020, the FPSC approved cost-recovery rates for fuel and purchased power, capacity, environmental, conservation and storm protection costs for 2021. The rates include the expected cost for natural gas and coal in 2021, and a net prior period under-recovery true-up of fuel, purchased power and capacity clause expense. These rates are typically set annually, based on information provided in September of the year prior to the year the rates take effect.

In March 2020, Tampa Electric requested a mid-course adjustment to its fuel and capacity charges, effective with June 2020 customer bills, due to a decline in expected fuel commodity and capacity costs in 2020. The FPSC approved the request on April 28, 2020. This resulted in lower fuel and capacity clause rates to customers for the remainder of 2020 and included an acceleration of the return of these savings in the three months starting June 2020 through customer bill credits.

Total fuel expense decreased in 2020 from 2019 primarily due to lower natural gas prices. Delivered natural gas prices decreased 15% in 2020 as a mild winter and impacts from the COVID-19 pandemic impacted demand.

Total 2021 fuel and purchased power costs are expected to be greater than in 2020, due to increased prices for natural gas.

PGS

Operating Results

In 2020, PGS reported net income of $52 million, compared with $54 million in 2019. Results reflect a 5.0% increase in the number of customers in 2020 compared to 2019. Revenues were $28 million lower than in the prior year primarily due to lower PGA clause-related revenues and lower off-system sales, partially offset by higher cast iron and bare steel replacement rider revenue. Base revenues were $1 million lower than in 2019 primarily due to the COVID-19 pandemic impacts lowering commercial sales, which was partially offset by customer growth. Operations and maintenance expense, excluding all FPSC-approved cost-recovery clauses, was $4 million higher than in 2019 primarily due to higher labor, contractor and technology related costs to safely and reliably operate and maintain the growing distribution system. Depreciation and amortization increased $4 million due to asset growth to reliably serve customers (see Note 3 to the TEC Consolidated Financial Statements). Return on investment in the cast iron and bare steel replacement rider and AFUDC earnings were each $4 million higher in the 2020 period.

In both 2020 and 2019, total throughput for PGS was approximately 2.1 billion therms. See Business - Peoples Gas System- Gas Operations for information regarding therms by type of customer.

PGS provides transportation service to customers utilizing gas-fired technology in the production of electric power. In addition, PGS provides gas transportation service to large LNG facilities located in Jacksonville, Florida. PGS has also experienced interest in the usage of CNG as an alternative fuel for vehicles, especially refuse trucks and buses. Therms sold to CNG stations were 36 million therms sold in both 2020 and 2019. Currently, there are 53 CNG fueling stations connected to the PGS system, with more in progress. PGS owns three CNG filling stations, and the cost of these stations is recovered over time through a special rate approved by the FPSC. CNG conversions add therm sales to the gas system without requiring significant capital investment by PGS.

The table below provides a summary of PGS’s revenue and expenses and therm sales by customer type.

Summary of Operating Results

(millions, except customers)	2020	% Change	2019	% Change	2018
Revenues	$433	(6)	$461	(6)	$488
Cost of gas sold	121	(20)	152	(16)	180
Operating expenses	231	4	222	(4)	231
Operating income	$81	(7)	$87	13	$77
Net income	$52	(4)	$54	15	$47
Therms sold – by customer segment
Residential	91	7	85	(2)	87
Commercial	476	(8)	517	1	510
Industrial	460	7	430	19	361
Off-system sales	126	(33)	188	(13)	217
Power generation	955	12	853	8	791
Total	2,108	2	2,073	5	1,966
Therms sold – by sales type
System supply	241	(19)	296	(10)	328
Transportation	1,867	5	1,777	8	1,638
Total	2,108	2	2,073	5	1,966
Customer (thousands) – at December 31	426	5	406	4	392

See Business-Peoples Gas System-Competition for information regarding PGS’s transportation-only customers.

PGS Outlook

In 2021, PGS anticipates earning within its allowed ROE range and expects rate base and earnings to be higher than in 2020. PGS expects customer growth in 2021 to be higher than Florida’s population growth rates, reflecting expectations of continued strong housing demand in Florida and commercial activity trending back towards normal levels. Assuming normal weather, PGS sales volumes are expected to increase above customer growth, as the COVID-19 pandemic impact on 2021 commercial energy sales is expected to be less than 2020. In January 2021, a base rate increase went into effect in accordance with the FPSC-approved rate case settlement and is expected to result in a $34 million revenue increase.

Excluding all FPSC-approved cost-recovery clause-related expenses, O&M expense in 2021 is expected to be higher than in 2020, driven by initiatives to enhance customer experience, and expenses necessary to safely and reliably operate and maintain a growing distribution system. Depreciation and amortization expense is expected to increase in 2021 due to plant additions, partially offset by the potential reversal of accumulated depreciation as provided for in PGS’s 2020 settlement agreement.

Complementing the strong residential construction market is PGS’s focus on extending the system to serve large commercial and industrial customers that are currently using petroleum or propane as fuel. The current relatively low natural gas prices and the lower emissions levels from using natural gas compared to other fuels make it attractive for these customers to convert.

OTHER ITEMS IMPACTING NET INCOME

Other Income, Net

Other income, net was $36 million and $20 million in 2020 and 2019, respectively, and included AFUDC-equity. AFUDC-equity was $30 million and $11 million in 2020 and 2019, respectively. The increase in AFUDC-equity is primarily due to the timing of Tampa Electric’s solar projects and the modernization of its Big Bend Power Station as discussed in the Capital Investments section below. AFUDC is expected to increase in 2021 due to the timing of construction of the Big Bend modernization, solar generation, AMI and PGS expansion projects.

Interest Expense

In 2020, interest expense, excluding AFUDC-debt, was $144 million compared to $139 million in 2019. The increase is due to an increase in borrowings to support TEC’s ongoing capital investments program.

Interest expense is expected to increase in 2021, reflecting higher balances and interest rates.

Income Taxes

The provision for income taxes increased in 2020 primarily due to higher pre-tax income, partially offset by higher tax benefits due to AFUDC and R&D credits and higher ITC amortization related to solar projects. Income tax expense as a percentage of income before taxes was 16.2% in 2020 and 17.2% in 2019. TEC expects the 2021 annual effective tax rate to be consistent with 2020.

TEC is included in a consolidated U.S. federal income tax return with EUSHI and its subsidiaries. TEC’s income tax expense is based upon a separate return method, modified for the benefits-for-loss allocation in accordance with TECO Energy’s and EUSHI’s respective tax sharing agreements. The cash payments for federal income taxes and state income taxes made under those tax sharing agreements totaled $14 million and $63 million in 2020 and 2019, respectively. The cash payments mainly differ year over year due to the timing of tax depreciation deductions.

For more information on our income taxes, including a reconciliation between the statutory federal income tax rate, the effective tax rate and impacts of tax reform, see Note 4 to the 2020 Annual TEC Consolidated Financial Statements.

LIQUIDITY, CAPITAL RESOURCES

Balances as of December 31, 2020

(millions)
Credit facilities	$1,250
Drawn amounts/LCs	776
Available credit facilities	474
Cash and short-term investments	10
Total liquidity	$484

Cash from Operating Activities

Cash flows from operating activities in 2020 were $829 million, a decrease of $12 million compared to 2019. The decrease is primarily due to higher fuel under-recoveries and storm settlement customer refunds, partially offset by the timing of invoice payments.

Cash from Investing Activities

Cash flows from investing activities in 2020 resulted in a net use of cash of $1.4 billion, which primarily reflects TEC’s investment in capital. See the Capital Investments section for additional information.

Cash from Financing Activities

Cash flows from financing activities in 2020 resulted in net cash inflows of $522 million. TEC received $505 million of equity contributions from Parent, $300 million proceeds from the 1-year term credit agreement, and $127 million from the net increase in short-term debt with maturities of less than 90 days. These increases in cash flows were partially offset by dividend payments to Parent of $408 million.

Cash and Liquidity Outlook

TEC’s tariff-based gross margins are the principal source of cash from operating activities. A diversified retail customer mix, primarily consisting of rate-regulated residential, commercial, and industrial customers, provides TEC with a reasonably predictable source of cash. In addition to using cash generated from operating activities, TEC uses available cash and credit facility borrowings to support normal operations and capital requirements. TEC may reduce short-term borrowings with cash from operations, long-term borrowings, or capital contributions from Parent. TEC expects to make significant capital expenditures in 2021 as it invests in solar projects, the modernization of the Big Bend power plant, smart meters, gas distribution system expansion and other projects. See Capital Investments section below for further detail on TEC’s projected capital expenditures. TEC intends to fund those capital expenditures with available cash on hand, cash generated from operating activities, cash from equity contributions and debt issuances so that Tampa Electric and PGS maintain their capital structures consistent with the regulatory arrangements. Debt raised is subject to applicable regulatory approvals. Future financial market conditions could increase TEC’s interest costs which could reduce earnings and cash flows.

As noted earlier, cash from operating activities and short-term borrowings are used to fund capital expenditures, which may result in periodic working capital deficits. The working capital deficit as of December 31, 2020 was primarily caused by short-term borrowings and periodic fluctuations in assets and liabilities related to FPSC clauses and riders. At December 31, 2020, TEC’s unused capacity under its credit facilities was $474 million.

TEC has credit facilities that provide $1,250 million of credit, including $450 million maturing in 2021 and $800 million maturing in 2023. See Note 6 to the 2020 Annual TEC Consolidated Financial Statements for additional information regarding the credit facilities. TEC expects that its liquidity is adequate for both the near and long term given its expected operating cash flows, capital expenditures and related financing plans.

TEC expects cash from operations in 2021 to be lower than in 2020 primarily due to decreased revenues as a result of weather favorability experienced in 2020 partially offset by increased revenues due to customer growth and solar investments at Tampa Electric (see Note 3 to the 2020 Annual TEC Consolidated Financial Statements), combined with higher cash inflows from fuel and cost of gas sold. TEC plans to use cash in 2021 to fund capital spending and to pay dividends to its shareholder. Dividends are declared and paid at the discretion of TEC’s Board of Directors.

TEC’s credit facilities contain certain financial covenants (see Covenants in Financing Agreements section). TEC estimates that it could fully utilize the total available capacity under its facilities in 2021 and remain within the covenant restrictions.

Short-Term Borrowings

At December 31, 2020 and 2019, the following credit facilities and related borrowings existed.

	December 31, 2020			December 31, 2019
			Letters of			Letters of
	Credit	Borrowings	Credit	Credit	Borrowings	Credit
(millions)	Facilities	Outstanding(1)	Outstanding	Facilities	Outstanding(1)	Outstanding
5-year facility (2)	$800	$345	$1	$400	$295	$1
3-year accounts receivable facility (3)	150	130	0	150	53	0
1-year term facility (4)	300	300	0	0	0	0
Total	$1,250	$775	$1	$550	$348	$1
(1)	Borrowings outstanding are reported as notes payable.
(2)	This 5-year facility matures March 22, 2023.
(3)	This 3-year facility matures on March 22, 2021.
(4)	This 1-year term facility matures on April 29, 2021.

These credit facilities require commitment fees ranging from 12.5 to 35.0 basis points.  The weighted average interest rate on outstanding amounts payable under the credit facilities at December 31, 2020 and 2019 was 0.89% and 2.56%, respectively. For a complete description of the credit facilities see Note 6 to the 2020 Annual TEC Consolidated Financial Statements.

	Maximum	Minimum	Average	Average
	drawn	drawn	drawn	interest
(millions)	amount	amount	amount	rate
2020 credit facility utilization	$775	$300	$478	1.13%

Significant Financial Covenants

In order to utilize its bank credit facilities, TEC must meet certain financial tests as defined in the applicable agreements. In addition, TEC has certain restrictive covenants in specific agreements and debt instruments. At December 31, 2020, TEC was in compliance with all applicable financial covenants. The table that follows lists the significant financial covenants and the performance relative to them at December 31, 2020. Reference is made to the specific agreements and instruments for more details.

			Calculation
Instrument	Financial Covenant (1)	Requirement/Restriction	at December 31, 2020
Credit facility- $800 million (2)	Debt/capital	Cannot exceed 65%	46%
Accounts receivable credit facility- $150 million (2)	Debt/capital	Cannot exceed 65%	46%
Term facility- $300 million (2)	Debt/capital	Cannot exceed 65%	46%

(1)	As defined in each applicable instrument.
(2)	See Note 6 to the 2020 Annual TEC Consolidated Financial Statements for a description of the credit facilities.

Credit Ratings

	Standard & Poor’s (S&P)	Moody’s	Fitch
Credit ratings of senior unsecured debt	BBB+	A3	A
Credit ratings outlook	Stable	Positive	Stable

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

A credit rating agency rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. TEC’s access to capital markets and cost of financing, including the applicability of restrictive financial covenants, are influenced by the ratings of its securities. In addition, certain of TEC’s derivative instruments contain provisions that require TEC’s debt to maintain investment grade credit ratings (see Note 14 to the 2020 Annual TEC Consolidated Financial Statements).

Summary of Contractual Obligations

The following table lists the contractual obligations of TEC, including cash payments to repay long-term debt, interest payments, lease payments and unconditional commitments related to capital expenditures.

Contractual Cash Obligations at December 31, 2020

	Payments Due by Period
(millions)	Total	2021	2022	2023	2024	2025	After 2025
Long-term debt (1)	$2,903	$278	$250	$0	$0	$0	$2,375
Interest payment obligations(2)	2,567	125	117	110	110	110	1,995
Transportation(3)	3,071	232	232	213	207	189	1,998
Pension plan(4)	0	0	0	0	0	0	0
Capital projects(5)	373	237	76	60	0	0	0
Fuel and gas supply(3)	280	238	41	1	0	0	0
Purchased power	10	10	0	0	0	0	0
Long-term service agreements(6)	127	11	13	16	16	17	54
Operating leases	62	3	3	3	3	2	48
Demand side management(3)	7	4	3	0	0	0	0
Total contractual obligations	$9,400	$1,138	$735	$403	$336	$318	$6,470
(1)

Includes debt at Tampa Electric and PGS (see the Consolidated Statements of Capitalization and Note 7 to the 2020 Annual TEC Consolidated Financial Statements for a list of long-term debt and the respective due dates).

(2)

Future interest payments are calculated based on the assumption that all debt is outstanding until maturity. For debt instruments with variable rates, interest is calculated for all future periods using the rates in effect at December 31, 2020.

(3)	These payment obligations under contractual agreements of Tampa Electric and PGS are recovered from customers under regulatory clauses approved by the FPSC (see the Business section).
(4)

Under calculation requirements of the Pension Protection Act, as of the January 1, 2021 measurement date, the pension plan was fully funded. Under ERISA guidelines, TEC is not required to make additional cash contributions; however, TEC may elect to make discretionary cash contributions prior to that time. Future contributions are subject to annual valuation reviews, which may vary significantly due to changes in interest rates, discount rate assumptions, plan asset performance, which is affected by investment portfolio performance, and other factors (see Liquidity, Capital Resources section and Note 5 to the 2020 Annual TEC Consolidated Financial Statements).

(5)	Represents outstanding commitments for major capital projects, including solar projects, the modernization of the Big Bend power plant and smart meters.
(6)	Represents outstanding commitments for service, including long-term capitalized maintenance agreements for Tampa Electric’s CTs.

Off-Balance Sheet Arrangements and Contingent Obligations

TEC does not have any material off-balance sheet arrangements or contingent obligations not otherwise included in our Consolidated Financial Statements as of December 31, 2020.

Capital Investments

(millions)	Actual 2020	Forecasted 2021
Tampa Electric (1)
Renewable generation	$196	$235
Transmission	72	55
Distribution	274	350
Generation	377	335
Facilities, equipment, vehicles and other	89	115
Tampa Electric total	1,008	1,090
PGS	344	315
Net cash effect of accruals, retentions and AFUDC	9
Total	$1,361	$1,405
(1)	Individual line items exclude AFUDC-debt and equity.

On February 18, 2020, Tampa Electric announced its intention to invest approximately $800 million in an additional 600 MW of new utility-scale solar photovoltaic projects by the end of 2023. As of December 31, 2020, Tampa Electric has invested approximately $213 million in these new projects. AFUDC is being earned on these projects during construction.

Tampa Electric expects to invest approximately $850 million through 2023 to modernize the Big Bend Power Station. This modernization project includes conversion of Unit 1 from coal-fired to natural gas combined-cycle technology and the early retirement of Unit 2. As of December 31, 2020, Tampa Electric has invested approximately $526 million in this modernization project. AFUDC is being earned on this project during construction.

Tampa Electric’s 2020 capital expenditures included solar generation projects, the Big Bend modernization, storm hardening for the transmission and distribution systems, smart meters and the maintenance and refurbishment of existing generating facilities. In 2021, Tampa Electric expects capital expenditures to include solar generation projects, the Big Bend modernization, storm hardening for the transmission and distribution systems, new technology for distribution system modernization, smart meters and the maintenance and refurbishment of existing generating facilities.

Capital expenditures in 2020 for PGS included maintenance of the existing system, expansion of the system and replacement of cast iron, bare steel and obsolete plastic pipe. In addition, PGS expects to invest in 2021 for projects associated with customer growth, system expansion to serve large commercial and industrial customers, including continued interest in the conversion of vehicle fleets to CNG, LNG facilities, renewable natural gas facilities and information technology investments. The remainder of PGS’s capital expenditure forecast for 2021 includes amounts related to ongoing renewal, replacement and system safety, including the replacement of cast iron, bare steel and obsolete plastic pipe, which is recovered through a rider clause (see the Business–PGS-Regulation section).

The forecasted capital expenditures shown above are based on current estimates and assumptions. Actual capital expenditures could vary materially from these estimates due to changes in and timing of projects and changes in costs for materials or labor (see the Risk Factors section).

Capital Structure

Tampa Electric and PGS maintained capital structures consistent with their regulatory arrangements. At December 31, 2020, TEC’s year-end capital structure was 46% debt and 54% common equity. At December 31, 2019, TEC’s year-end capital structure was 47% debt and 53% common equity.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of consolidated financial statements requires management to make various estimates and assumptions that affect revenues, expenses, assets, liabilities and disclosures. The policies and estimates identified below are, in the view of management, the more significant accounting policies and estimates used in the preparation of our consolidated financial statements. These estimates and assumptions are based on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates and judgments under different assumptions or conditions. See Note 1 to the 2020 Annual TEC Consolidated Financial Statements for a description of TEC’s significant accounting policies and the estimates and assumptions used in the preparation of the consolidated financial statements.

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

TEC’s most significant regulatory liability relates to non-ARO costs of removal and regulatory tax liability. The non-ARO costs of removal represent estimated funds received from customers through depreciation rates to cover future non-legally required cost of removal of property, plant and equipment upon retirement. TEC accrues for removal costs over the life of the related assets based on depreciation studies approved by the FPSC. The costs are estimated based on historical experience and future expectations, including expected timing and estimated future cash outlays. The regulatory tax liability is the offset to the adjustment to the deferred tax liability remeasured as a result of tax reform. See Note 4 to the 2020 Annual TEC Consolidated Financial Statements for further information.

The application of regulatory accounting guidance is a critical accounting policy and estimate since a difference in these assumptions and actual results may result in a material impact on reported assets and the results of operations (see Note 3 to the 2020 Annual TEC Consolidated Financial Statements).

Income Taxes

TEC uses the asset and liability method in the measurement of deferred income taxes. Under the asset and liability method, TEC estimates the current tax exposure and assesses the temporary differences resulting from differing treatment of items, such as depreciation, for financial statement and tax purposes. These differences are reported as deferred taxes measured at enacted rates in the consolidated financial statements. Management reviews all reasonably available current and historical information, including forward-looking information, to determine if it is more likely than not that some or the entire deferred tax asset will not be realized. If TEC determines that it is likely that some or all of a deferred tax asset will not be realized, then a valuation allowance is recorded to report the balance at the amount expected to be realized. At December 31, 2020, TEC does not have a valuation allowance. At December 31, 2020, TEC had a net deferred income tax liability of $783 million, attributable primarily to property-related items.

See further discussion of uncertainty in income taxes, impacts of tax reform and other tax items in Note 4 to the 2020 Annual TEC Consolidated Financial Statements.

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

Employee Postretirement Benefits

TEC is a participant in the retirement plans of TECO Energy. TECO Energy sponsors a defined benefit pension plan (pension plan), a fully-funded non-qualified, non-contributory supplemental executive retirement benefit plan available to certain members of senior management and an unfunded non-qualified, non-contributory Restoration Plan that allows certain members of senior management to receive an additional benefit to restore what is limited by the IRS under the pension plan. TEC recognizes in its statement of financial position the over-funded or under-funded status of its allocated portion of TECO Energy’s postretirement benefit plans. The accounting related to employee postretirement benefits is a critical accounting estimate for TEC for the following reasons: 1) a change in the estimated benefit obligation could have a material impact on reported assets, liabilities and results of operations; and 2) changes in assumptions could change the annual pension funding requirements, which could have a significant impact on TEC’s annual cash requirements.

Several statistical and other factors which attempt to anticipate future events are used in calculating the expenses and liabilities related to these plans. Key factors include assumptions about the expected rates of return on plan assets, discount rates and mortality rates. TECO Energy determines these factors within certain guidelines and with the help of external consultants. TECO Energy considers market conditions, including but not limited to, changes in investment returns and interest rates, in making these assumptions.

Pension plan assets (plan assets) are invested in a mix of equity and fixed-income securities. The expected return on asset assumption was based on expectations of long-term inflation, real growth in the economy, fixed income spreads and equity premiums consistent with the company’s portfolio, with provision for active management and expenses paid from the trust that holds the plan assets. The expected return on assets was 7.00% as of January 1, 2020. The expected return on assets was 7.35% as of January 1, 2019 and 7.00% as of October 31, 2019 when a plan remeasurement occurred as a result of a plan curtailment. The expected return on assets was 6.85% in 2018. Given recent strong capital market returns and market expectations for long-term interest rates, TECO Energy expects the expected return on assets to be 6.70% for 2021. Actual earned returns in 2020 were 18.9%.

The discount rate assumption used to measure the 2020, 2019 and 2018 benefit expense was an above-mean yield curve. The above-mean yield curve technique matches the yields from high-quality (AA-rated, non-callable) corporate bonds to the company’s projected cash flows for the plans to develop a present value that is converted to a discount rate assumption, which is subject to change each year.

For the December 31, 2018 measurement, TECO Energy used a discount rate of 4.34% for pension benefits under its qualified plan and 4.38% for its other postretirement benefits. For the October 31, 2019 remeasurement that occurred as a result of a plan curtailment, TECO Energy used a discount rate of 3.13% for pension benefits under its qualified plan. For the December 31, 2019 measurement, TECO Energy used a discount rate of 3.22% for pension benefits under its qualified plan and 3.32% for its other postretirement benefits. For the December 31, 2020 measurement, TECO Energy used a discount rate of 2.38% for pension benefits under its qualified plan and 2.47% for its other postretirement benefits.

Holding all other assumptions constant, a 1% decrease in the assumed rate of return on pension plan assets or the discount rate assumption would have had in 2020 and is anticipated to have in 2021 the following impact on TEC’s after-tax pension cost:

Year	1% Decrease in Assumed Expected Return on Assets	1% Decrease in Assumed Discount Rate
2020	$5 million increase	$2 million increase
2021	$7 million increase	$3 million increase

In October 2019, the Society of Actuaries (SOA) released its final report of the Pri-2012 Private Retirement Plans Mortality Tables. The SOA tables incorporate the results of the SOA’s study of actuarial mortality in pension plans from 2010-2014. TECO Energy has determined that these base mortality tables are appropriate for valuing the postretirement plans. In 2018, 2019 and 2020, the SOA updated the mortality projection scale. For mortality improvements reflected in the 2018, 2019 and 2020 year-end measurements, TECO Energy used an updated projection scale based on the SOA’s scale but modified with a shorter grade-down period and lower ultimate rates of mortality improvement at the older ages. TECO Energy believes these tables are more appropriate and reflective of its population.

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

See the discussion of employee postretirement benefits in Note 5 to the 2020 Annual TEC Consolidated Financial Statements.

RECENTLY ISSUED ACCOUNTING STANDARDS

Change in Accounting Policy

The new U.S. GAAP accounting policies that are applicable to, and adopted by TEC in 2020, are described as follows:

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

  Simplifying the Accounting for Income Taxes

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes. The standard simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740 related to the approach for intraperiod tax allocation. It also simplifies aspects of accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The guidance is effective for annual reporting periods, including interim reporting within those periods, beginning after December 15, 2020, with early adoption permitted. The standard is applied on both a prospective and retrospective basis. TEC early adopted the standard effective January 1, 2020. There was no impact on the consolidated financial statements as a result of the adoption of this standard.

     Facilitation of the Effects of Reference Rate Reform on Financial Reporting

TEC adopted ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting in the fourth quarter of 2020. The standard provides options and exceptions for applying U.S. GAAP to contract modifications and hedging relationships that reference LIBOR or another reference rate that is expected to be discontinued. The guidance was effective as of the date of issuance and entities may elect to apply the guidance prospectively through December 31, 2022. The transition from reference rates will not have a material impact on the consolidated financial statements. In November 2020, the Federal Reserve extended the phase-out of LIBOR until June 2023. TEC will continue to monitor the impact this may have on application of the standard.

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

CAIR/CSAPR

Based on updated EPA modeling, Florida is no longer subject to Cross-State Air Pollution Rule (CSAPR) requirements.  On May 13, 2019, the EPA finalized the determination that Florida is meeting its “good neighbor” obligation to prohibit emissions from contributing significantly to nonattainment or interfering with maintenance status in another state. This confirms that Florida is meeting its cross-state air transport obligations under the Clean Air Act.

Hazardous Air Pollutants (HAPS) Maximum Achievable Control Technology (MACT) Mercury Air Toxics Standards (MATS)

On June 29, 2015, the U.S. Supreme Court remanded the EPA’s Mercury Air Toxics Standards (MATS) to the U.S. District of Columbia Circuit Court (the D.C. Circuit Court) for failing to properly consider the cost of compliance. The litigation is currently in abeyance while the EPA reconsiders its action. MATS remain in effect until the D.C. Circuit Court acts.

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

Carbon Reductions and GHG

Tampa Electric has historically supported voluntary efforts to reduce carbon emissions and has taken significant steps to reduce overall emissions at Tampa Electric’s facilities. Since 1998, Tampa Electric has reduced its system wide emissions of CO2 by approximately 50%, bringing emissions to below 1990 levels. Tampa Electric CO2 emissions continue to remain below 1990 levels. In addition to the emission decreases in 2005 as the result of the repowering of two Gannon Station coal units to natural gas and the shut-down of the remaining Gannon Station coal-fired units, Tampa Electric has optimized its existing coal units to operate on natural gas. During this same time frame, the number of retail customers and retail energy sales have risen. Tampa Electric is also substantially reducing CO2 emissions by significantly expanding the use of solar power, repowering Big Bend Unit 1 steam turbine, and retiring Big Bend Unit 2. See Capital Investments above for information regarding Tampa Electric’s solar projects. By 2023, the Big Bend Unit 1 modernization project, capable of producing 1,090 megawatts of power, will lead to system-wide emissions that are expected to be less than half of 1998-level emissions.

On June 19, 2019, the EPA released a final rule, named the Affordable Clean Energy (ACE) rule, to establish emission guidelines for states to address GHG emissions from existing coal-fired electric generating units (EGUs).  The rule provides emission guidelines to replace the Clean Power Plan and inform the development of state plans to reduce GHG emissions from certain coal-fired EGUs. In the guidelines, the EPA determined that heat rate improvement measures are the best system of emission reduction for existing coal-fired EGUs. This action also provides implementing regulations for emission guidelines issued under Section 111(d) of the Clean Air Act. Tampa Electric has emission units that are subject to this rule and has engaged in the development of a state plan that could be finalized by the end of 2021.

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

Ozone

On September 30, 2015 in response to a court order, the EPA published a final rule revising the ground level ozone standard to 70 parts per billion from the previous level of 75 parts per billion. On September 30, 2016, the Florida Department of Environmental Protection submitted its recommendation that the entire State of Florida be designated as “attainment” for the 2015 standard.  On May 6, 2020, the EPA published final approval of the Florida Infrastructure State Implementation Plan (SIP) but did not act on the interstate transport requirements related to attainment and maintenance of the National Ambient Air Quality Standards (NAAQS). The EPA will consider these requirements for Florida for the 2015 8-hour ozone NAAQS separately.

On December 31, 2020, the EPA published a final rule to retain the national ambient air quality standards (NAAQS) for photochemical oxidants including ozone. Under the Clean Air Act, the EPA is required to review the NAAQS every five years and, if appropriate, revise them. A future review of the standard could result in revisions to the standard affecting compliance in Tampa Electric’s service territory. The impact of this potential new standard on the operations of Tampa Electric will depend on the outcome of litigation or other developments.

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

The final EPA rule for existing steam electric effluent limit guidelines (ELGs) became effective January 4, 2016 and establishes limits for wastewater discharges from flue gas desulfurization (FGD) processes, fly ash and bottom ash transport water, leachate from ponds and landfills containing coal combustion residuals, gasification processes, and flue gas mercury controls. The new guidelines are expected to be incorporated into National Pollutant Discharge Elimination System permit renewals for Big Bend Station (FGD wastewater and bottom ash transport water) and Polk Power Station (gasification wastewater) to achieve compliance as soon as possible after November 1, 2018, but no later than December 31, 2023.  The EPA decided to extend the near-term deadlines for FGD wastewater and bottom ash transport water to as soon as possible after November 1, 2020. On November 22, 2019, the EPA published in the Federal Register its proposed updates to the ELGs, in which the EPA revised limits for both bottom ash transport water and FGD wastewater and extended the final compliance deadline by two years for FGD wastewater. The final rule with revised limits was published on October 13, 2020 and became effective December 14, 2020.

The preliminary draft of the NPDES Permit for Big Bend stated that effluent limitations for total recoverable arsenic, mercury, and selenium and total nitrate/nitrite for FGD wastewater are applicable no later than December 31, 2023. Since Polk Power Station disposes of any gasification wastewater created down the deep injection well rather than discharging it to surface water, the effluent limitations do not apply to that power station.

EPA Waters of the US

In June 2015, the U.S. Army Corps of Engineers (the Corps) and the EPA issued a rule defining “Waters of the United States” (WOTUS) for purposes of federal Clean Water Act (CWA) jurisdiction. The final rule took effect on August 28, 2015. The rule has the effect of defining the scope of agency jurisdiction under the CWA very broadly. In August 2015, a federal judge in North Dakota issued an injunction against the implementation of the rule in certain states. In October 2015, the Sixth Circuit Court of Appeals issued a nationwide stay of WOTUS, effectively ending the implementation of the rule in the 37 states that were not subject to the prior injunction.  This stay is temporary, pending the outcome of litigation. On February 28, 2017, President Trump issued an Executive Order directing the EPA and the Corps to review the rule. In June 2018, the EPA and the Corps issued a draft prepublication notice to clarify, supplement and seek additional comment to the July 27, 2017 proposal to repeal the 2015 WOTUS Rule and restore the regulatory text that existed prior to the 2015 rule. On August 16, 2018, a federal court in South Carolina restored the 2015 rule, putting it back into effect in 26 states but not in the other 24 states with federal court injunctions against it. Both Florida and New Mexico remain under the federal court injunctions. On February 14, 2019, the EPA and the Corps published their proposed new “Revised Definition of WOTUS” in the Federal Register. On October 22, 2019, the Corps and the EPA published in the Federal Register the final rule repealing the 2015 Rule and restoring the regulatory text that existed prior to the 2015 Rule. The agencies will implement the pre-2015 Rule regulations informed by applicable agency guidance documents and consistent with Supreme Court decisions and prior agency practice. This final rule became effective on December 23, 2019.

On January 23, 2020, the U.S. EPA and the Corps finalized a rule, called the “Navigable Waters Protection Rule”,  to define “Waters of the United States” and thereby establish federal regulatory authority under the Clean Water Act. This final rule became effective on June 20, 2020 (60 days after publication in the Federal Register) and replaced the rule published in October 2019. The impact of this potential new standard on the operations of Tampa Electric will depend on the outcome of litigation or other developments.

Superfund and Former Manufactured Gas Plant Sites

TEC, through its Tampa Electric and PGS divisions, is a PRP for certain superfund sites and, through its PGS division, for certain former manufactured gas plant sites. While the joint and several liability associated with these sites presents the potential for significant response costs, as of December 31, 2020. TEC has estimated its ultimate financial liability to be $17 million, primarily at PGS. This amount has been accrued and is primarily reflected in the long-term liability section under “Other” on the Consolidated Balance Sheets. The environmental remediation costs associated with these sites are expected to be paid over many years.

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

Factors that could impact these estimates include the ability of other PRPs to pay their pro-rata portion of the cleanup costs, additional testing and investigation which could expand the scope of the cleanup activities, additional liability that might arise from the cleanup activities themselves or changes in laws or regulations that could require additional remediation. Under current regulations, these costs are recoverable through customer rates established in subsequent base rate proceedings. See Note 3 to the 2020 Annual TEC Consolidated Financial Statements for information regarding an agreement approved by the FPSC to accelerate the amortization of the regulated asset associated with this liability.

Coal Combustion Residuals Recycling and Regulation

Tampa Electric produces ash and other by-products, collectively known as CCRs, at its Big Bend and Polk Power stations. An annual average of 95% of all CCRs produced at these facilities is marketed to customers for beneficial use in commercial and industrial products.

The EPA’s final CCR rule became effective on October 19, 2015 and regulates CCRs as non-hazardous solid waste. On February 2, 2016, the FPSC approved Tampa Electric’s proposed CCR compliance program for recovery of certain capital and O&M expenses through the ECRC. On December 12, 2017, the FPSC approved an additional petition for recovery of expenses associated with the closure of Tampa Electric’s Big Bend Economizer Ash and Pyrite Ponds which began in late November 2018. The O&M expenses for disposal of CCRs from this project began in 2019 and will continue through 2021. Closure of Tampa Electric’s West Slag Dewatering Pond and improvements to Tampa Electric’s North Gypsum Stackout Area were completed in 2020. In June 2018, the EPA finalized Phase I revisions to the rule which provide clarifications and additional flexibility for certain rule requirements. In August 2019, the EPA proposed Phase II revisions to the rule and solicited public comments on these revisions. These included a revised beneficial use definition and restrictions on offsite beneficial use storage piles, both of which could negatively affect management and recycling of CCRs by TEC customers. On November 4, 2019, the EPA proposed an additional rule to establish deadlines for unlined impoundments to cease receiving CCRs and initiate closure.  The EPA revised the rule that now establishes April 11, 2021 as the deadline, with a provision for an extension up to 2023 if a company can substantiate a lack of CCR disposal capacity or associated wastewater. In 2020, the EPA published the draft Federal CCR Permitting Rule, which would cover facilities in states which do not apply for their own permit programs. However, FDEP has proposed a Florida CCR permitting program to be incorporated into the existing state solid waste regulation, so the Federal regulation would not apply in Florida. Nevertheless, TEC is already in the process of closing its regulated CCR Units by October 2021 so the above regulatory actions will have limited impact to TEC. See Note 12 to the 2020 Annual TEC Consolidated Financial Statements for information regarding the estimated impact on Tampa Electric’s AROs.

Conservation

In 2020, Tampa Electric continued to offer its customers a comprehensive array of residential and commercial Demand Side Management (DSM) programs. On July 2020, the FPSC approved TEC’s 2020-2029 DSM Plan to support achieving the newly FPSC approved annual DSM goals. In November 2020, Tampa Electric transitioned into the new 2020-2029 DSM Plan by discontinuing nine existing DSM programs, created seven new DSM programs, and modified 14 of the existing DSM programs. One of the new DSM

Programs is a five-year pilot program that will involve the installation, testing and showcasing of a fully integrated renewable energy system that will utilize a large solar array integrated with battery storage and electric vehicle and large commercial vehicle battery charging.

In 2020, Tampa Electric achieved all of the commercial annual energy and demand goals, the annual residential energy goal and achieved the total combined annual energy and demand goals. To achieve these DSM goals, Tampa Electric offered 39 cost-effective DSM programs and then with the new DSM plan transitioned to 36 cost-effective DSM programs in November. These programs and their costs are approved annually by the FPSC with the costs recovered through a clause rate on the customer’s electric bill. Since their inception, Tampa Electric’s conservation programs have contributed to reducing the summer peak demand by 779 MWs and the winter peak demand by 1,289 MWs.

In 2020, PGS implemented an online energy audit program for residential customers. PGS expects to implement a walkthrough energy audit for commercial customers in 2021. Both programs were approved by the FPSC as part of its DSM goals in 2019. PGS also developed and filed its DSM plan in November 2019, which will support the achievement of these DSM goals on an annual basis. This filing is pending review and approval from the FPSC. Starting in 2019, PGS initiated the reporting of annual energy reduction achievements as part of meeting the requirements of Florida Energy Efficiency and Conservation Act. In 2020, PGS’ conservation programs saved 731,300 therms. These programs and their costs are approved annually by the FPSC with the costs recovered through a clause rate on the customer’s gas bill.

REGULATION

See the Business section (Tampa Electric – Electric Operations and Peoples Gas System – Gas Operations sections) and Note 3 to the 2020 Annual TEC Consolidated Financial Statements for a description of the utilities’ base rates, cost-recovery clauses and competition.

CHANGE IN EXECUTIVE OFFICERS

On February 9, 2021, Emera announced that Archie Collins was appointed President and Chief Executive Officer of Tampa Electric Company effective May 3, 2021. Until that time, Mr. Collins will serve as President and Chief Operating Officer and was most recently the Chief Operating Officer of Tampa Electric Company. Mr. Collins will succeed Nancy Tower who is retiring in June 2021.

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

TECO Energy’s Risk Management Policy (Policy) governs all energy transacting activity. The Policy is administered by a Risk Authorizing Committee (RAC) that is comprised of senior management. Within the bounds of the Policy, the RAC approves specific hedging strategies, new transaction types or products, limits, and transacting authorities. Transaction activity is reported daily and measured against limits. For all commodity risk management activities, derivative transaction volumes are limited to the anticipated volume for customer sales or supplier procurement activities.

TEC operates and oversees transaction activity related to interest rate risk exposures. Interest rate derivative transaction activity is directly correlated to borrowing activities.

Risk Management Objectives

The Front Office is responsible for reducing and mitigating the market risk exposures that arise from the ownership of physical assets and contractual obligations. The primary objectives of the risk management organization, the Middle Office, are to quantify, measure, and monitor the market risk exposures arising from the activities of the Front Office and the ownership of physical assets. In addition, the Middle Office is responsible for enforcing the limits and procedures established under the approved risk management policies. Based on the policies approved by TEC’s board of directors and the procedures established by the RAC, from time to time, TEC enters into futures, forwards, swaps and option contracts to limit the exposure to items such as:

●	Price fluctuations for physical purchases and sales of natural gas in the course of normal operations; and
●	Interest rate fluctuations on debt.

TEC uses derivatives only to reduce normal operating and market risks, not for speculative purposes. The primary objective in using derivative instruments for regulated operations is to reduce the impact of market price volatility on customers.

On November 6, 2017, the FPSC approved an amended and restated settlement agreement filed by Tampa Electric, which includes a provision for a moratorium on hedging of natural gas purchases ending on December 31, 2022 (see Note 3 to the 2020 Annual TEC Consolidated Financial Statements). As of December 31, 2020, TEC had no hedges in place.

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

Certain of TEC’s derivative instruments, including NPNS agreements as disclosed in Note 14 to the 2020 Annual TEC Consolidated Financial Statements, contain provisions that require our debt to maintain an investment-grade credit rating from any or all of the major credit rating agencies. If TEC’s debt ratings were to fall below investment grade or not be rated, it could trigger these provisions, and the counterparties to the derivative instruments could demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions.

Interest Rate Risk

TEC is exposed to changes in interest rates primarily as a result of borrowing activities. TEC may enter into futures, swaps and option contracts, in accordance with the approved risk management policies and procedures, to moderate this exposure to interest rate changes and achieve a desired level of fixed and variable rate debt. As of December 31, 2020 and 2019, TEC had no hedges of interest rates in place. As of December 31, 2020 and 2019, a hypothetical 10% increase in TEC’s weighted-average interest rate on its variable rate debt during the subsequent year would not have resulted in a material impact on pre-tax earnings. This is driven by the low amounts of variable rate debt at TEC. A hypothetical 10% increase in interest rates would have decreased the fair market value of our long-term debt by 3.6% at December 31, 2020 and 4.4% at December 31, 2019. See the Financing Activity section and Notes 6 and 7 to the 2020 Annual TEC Consolidated Financial Statements. These amounts were determined based on the variable rate obligations existing on the indicated dates at TEC. The above sensitivities assume no changes to TEC’s financial structure and could be affected by changes in TEC’s credit ratings, changes in general economic conditions or other external factors (see the Risk Factors section).

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

Regulated Utilities

Tampa Electric’s fuel costs used for generation are affected primarily by the price of natural gas and, to a lesser degree, the cost of coal, oil and petcoke. Tampa Electric’s use of natural gas, with its more volatile pricing, for generation of electricity was 89% in 2020 and 90% in 2019 (see the Business section). PGS has exposure related to the price of purchased gas and pipeline capacity.

Currently, TEC’s commodity price risks are largely mitigated by the fact that increases in the price of prudently incurred fuel and purchased power are recovered through FPSC-approved cost-recovery clauses, with no anticipated effect on earnings. However, increasing fuel cost-recovery has the potential to affect total energy usage and the relative attractiveness of electricity and natural gas to consumers. TEC manages commodity price risk by entering into long-term fuel supply agreements, prudently operating plant facilities to optimize cost and, prior to the moratorium mentioned above, entering into derivative transactions designated as cash flow hedges of anticipated purchases of wholesale natural gas. At December 31, 2020 and 2019, a change in commodity prices would not have had a material impact on earnings for Tampa Electric or PGS, but could have had an impact on the timing of the cash recovery of the cost of fuel.

TAMPA ELECTRIC COMPANY

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholder and the Board of Directors of Tampa Electric Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Tampa Electric Company (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2020, the related consolidated statements of capitalization as of and for each of the two years in the period ended December 31, 2020 and 2019, and the related notes and schedule of valuation and qualifying accounts and reserves for the year ended December 31, 2020, 2019 and 2018 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accounting for the effects of regulatory matters
Description of the Matter

As disclosed in Note 3 of the consolidated financial statements, the Company has $485 million in regulatory assets and $1,261 million in regulatory liabilities. As disclosed in Note 3, Tampa Electric’s retail business and the Peoples Gas System are regulated separately by the Florida Public Service Commission (FPSC), and Tampa Electric is also subject to regulation by the Federal Energy Regulatory Commission (FERC) (collectively, the regulators).  The regulatory rates are designed to recover the prudently incurred costs of providing the regulated products or services and provide a reasonable return on the equity invested or assets, as applicable.  In addition to regulatory assets and liabilities, rate regulation impacts multiple financial statement line items, including property, plant and equipment, revenues, and expenses.

Auditing the impact of rate regulation on the Company’s financial statements is complex and highly judgmental due to the significant judgments made by the Company to support its accounting and disclosure for regulatory matters when final regulatory decisions or orders have not yet been obtained or when regulatory formulas are complex. There is also subjectivity involved in assessing the potential impact of future regulatory decisions on the financial statements. Although the Company expects to recover costs from customers through rates, there is a risk that the regulator may not approve full recovery of costs incurred.  The Company’s judgments include making an assessment of the probable recovery of and recovery on costs incurred, of the disallowance of part of the cost of recently completed property, plant, and equipment and construction work in progress, or of the probable refund to customers through future rates.

How We Addressed the Matter in Our Audit

We performed audit procedures that included, among others, assessing the Company’s evaluation of the probability of future recovery for regulatory assets, property, plant and equipment, and refund of regulatory liabilities by obtaining and reviewing relevant regulatory orders, filings, testimony, hearings and correspondence, and other publicly available information. For regulatory matters for which regulatory decisions or orders have not yet been obtained, we inspected the regulatory filings for any evidence that might contradict the Company’s assertions, and reviewed other regulatory orders, filings and correspondence for other entities within the same jurisdiction to assess the likelihood of recovery in future rates based on the regulator’s treatment of similar costs under similar circumstances. We obtained and evaluated an analysis from the Company and corroborated that analysis with letters from legal counsel, when appropriate, regarding cost recoveries or future changes in rates. We also assessed the methodology, accuracy and completeness of the Company’s calculations of regulatory asset and liability balances based on provisions and formulas outlined in rate orders and other correspondence with the regulators. We also evaluated the Company's disclosures related to the impacts of rate regulation.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2018.

Tampa, Florida

February 16, 2021

TAMPA ELECTRIC COMPANY

Consolidated Balance Sheets

Assets	December 31,	December 31,
(millions)	2020	2019
Property, plant and equipment
Utility plant
Electric	$11,486	$10,578
Gas	2,332	2,012
Utility plant, at original costs	13,818	12,590
Accumulated depreciation	(3,712)	(3,472)
Utility plant, net	10,106	9,118
Other property	14	13
Total property, plant and equipment, net	10,120	9,131

Current assets
Cash and cash equivalents	10	14
Receivables, less allowance for credit losses of $7 and $2 at December 31, 2020 and 2019, respectively	219	206
Due from affiliates	11	14
Inventories, at average cost
Fuel	26	36
Materials and supplies	107	104
Regulatory assets	79	41
Prepayments and other current assets	10	10
Total current assets	462	425

Deferred debits
Regulatory assets	406	396
Other	60	55
Total deferred debits	466	451
Total assets	$11,048	$10,007

The accompanying notes are an integral part of the consolidated financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Balance Sheets—continued

Liabilities and Capital	December 31,	December 31,
(millions)	2020	2019
Capitalization
Common stock	$3,890	$3,385
Accumulated other comprehensive loss	(1)	(1)
Retained earnings	327	311
Total capital	4,216	3,695
Long-term debt	2,594	2,869
Total capital	6,810	6,564

Current liabilities
Long-term debt due within one year	278	0
Notes payable	775	348
Accounts payable	321	296
Due to affiliates	46	20
Customer deposits	130	132
Regulatory liabilities	67	93
Accrued interest	13	13
Accrued taxes	22	14
Other	57	44
Total current liabilities	1,709	960

Long-term liabilities
Deferred income taxes	783	758
Regulatory liabilities	1,194	1,210
Investment tax credits	216	164
Deferred credits and other liabilities	336	351
Total deferred credits	2,529	2,483

Commitments and Contingencies (see Note 8)

Total liabilities and capital	$11,048	$10,007

The accompanying notes are an integral part of the consolidated financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Statements of Income and Comprehensive Income

(millions)
For the years ended December 31,	2020	2019	2018
Revenues
Electric	$1,845	$1,961	$2,063
Gas	427	443	461
Total revenues	2,272	2,404	2,524
Expenses
Fuel	340	516	551
Purchased power	83	49	59
Cost of natural gas sold	121	152	180
Operations & maintenance	542	543	632
Depreciation and amortization	384	377	372
Taxes, other than income	202	206	208
Total expenses	1,672	1,843	2,002
Income from operations	600	561	522
Other income
Allowance for other funds used during construction	30	11	10
Other income, net	6	9	8
Total other income	36	20	18
Interest charges
Interest expense	144	139	123
Allowance for borrowed funds used during construction	(14)	(5)	(5)
Total interest charges	130	134	118
Income before provision for income taxes	506	447	422
Provision for income taxes	82	77	81
Net income	424	370	341
Other comprehensive income, net of tax
Gain on cash flow hedges	0	0	1
Total other comprehensive income, net of tax	0	0	1
Comprehensive income	$424	$370	$342

The accompanying notes are an integral part of the consolidated financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Statements of Cash Flows

(millions)
For the years ended December 31,	2020	2019	2018
Cash flows from operating activities
Net income	$424	$370	$341
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	384	377	372
Deferred income taxes and investment tax credits	54	15	(1)
Allowance for equity funds used during construction	(30)	(11)	(10)
Deferred recovery clauses	(40)	63	(55)
Receivables, less allowance for credit losses	(10)	52	(2)
Inventories	7	6	4
Taxes accrued	23	1	6
Accounts payable	34	(4)	11
Regulatory assets and liabilities	(18)	1	98
Other	1	(29)	38
Cash flows from operating activities	829	841	802
Cash flows used in investing activities
Capital expenditures	(1,361)	(1,283)	(1,109)
Net proceeds from sale of assets	6	0	1
Cash flows used in investing activities	(1,355)	(1,283)	(1,108)
Cash flows from or used in financing activities
Equity contributions from TECO Energy	505	395	345
Proceeds from long-term debt issuance	0	292	714
Repayment of long-term debt	0	0	(304)
Net change in short-term debt (maturities of 90 days or less)	127	127	216
Proceeds from other short-term debt (maturities over 90 days)	300	0	0
Repayment of other short-term debt (maturities over 90 days)	0	0	(300)
Dividends to TECO Energy	(408)	(373)	(362)
Other financing activities	(2)	0	(1)
Cash flows from financing activities	522	441	308
Net increase (decrease) in cash and cash equivalents	(4)	(1)	2
Cash and cash equivalents at beginning of the year	14	15	13
Cash and cash equivalents at end of the year	$10	$14	$15

Supplemental disclosure of cash paid (received):
Interest	$126	$134	$112
Income taxes	$14	$63	$77
Supplemental disclosure of non-cash activities
Change in accrued capital expenditures	$1	$17	$40

 The accompanying notes are an integral part of the consolidated financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Statements of Capitalization

				Accumulated
				Other
		Common	Retained	Comprehensive	Total
(millions, except share amounts)	Shares (1)	Stock	Earnings	Loss	Capital
Balance, December 31, 2017	10	2,645	$335	$(2)	$2,978
Net income			341		341
Other comprehensive income, after tax				1	1
Equity contributions from Parent		345			345
Dividends to Parent (2)			(362)		(362)
Balance, December 31, 2018	10	$2,990	$314	$(1)	$3,303
Net income			370		370
Equity contributions from Parent		395			395
Dividends to Parent (2)			(373)		(373)
Balance, December 31, 2019	10	$3,385	$311	$(1)	$3,695
Net income			424		424
Equity contributions from Parent		505			505
Dividends to Parent (2)			(408)		(408)
Balance, December 31, 2020	10	$3,890	$327	$(1)	$4,216

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

TAMPA ELECTRIC COMPANY

Consolidated Statements of Capitalization – continued

At December 31, 2020 and 2019, TEC had the following long-term debt outstanding:

Long-Term Debt
(millions)		Due	2020	2019
Tampa Electric	Notes (1)(2)(3) : 5.40%	2021	231	232
	2.60%	2022	225	225
	6.55%	2036	250	250
	6.15%	2037	190	190
	4.10%	2042	250	250
	4.35%	2044	290	290
	4.20%	2045	230	230
	4.30%	2048	275	275
	4.45%	2049	350	350
	3.63%	2050	275	275
	Total long-term debt of Tampa Electric		2,566	2,567
PGS	Notes (1)(2)(3) : 5.40%	2021	47	47
	2.60%	2022	25	25
	6.15%	2037	60	60
	4.10%	2042	50	50
	4.35%	2044	10	10
	4.20%	2045	20	20
	4.30%	2048	75	75
	4.45%	2049	25	25
	3.63%	2050	25	25
	Total long-term debt of PGS		337	337
Total long-term debt			2,903	2,904
Unamortized debt discount, net			(10)	(10)
Debt issuance costs			(21)	(25)
Total carrying amount of long-term debt			2,872	2,869
Less amount due within one year			278	0
Total long-term debt			$2,594	$2,869

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

TAMPA ELECTRIC COMPANY

Consolidated Statements of Capitalization—continued

At December 31, 2020, long-term debt had a carrying amount of $2,872 million and an estimated fair market value of $3,597 million. At December 31, 2019, total long-term debt had a carrying amount of $2,869 million and an estimated fair market value of $3,335 million. The fair value of the debt securities is determined using Level 2 measurements (see Note 15 for information regarding the fair value hierarchy).

A substantial part of Tampa Electric’s tangible assets is pledged as collateral to secure its first mortgage bonds. There are currently no bonds outstanding under Tampa Electric’s first mortgage bond indenture, and Tampa Electric could cause the lien associated with this indenture to be released at any time. Gross maturities and annual sinking fund requirements of long-term debt are as follows:

Long-Term Debt Maturities

							Total
As of December 31, 2020							Long-Term
(millions)	2021	2022	2023	2024	2025	Thereafter	Debt
Tampa Electric	$231	$225	$0	$0	$0	$2,110	$2,566
PGS	47	25	0	0	0	265	337
Total long-term debt maturities	$278	$250	$0	$0	$0	$2,375	$2,903

The accompanying notes are an integral part of the consolidated financial statements.

TAMPA ELECTRIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Significant Accounting Policies

Description of the Business

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

In 2020, the outbreak of the novel strain of coronavirus, specifically identified as COVID-19, has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. While management considered the impact of the COVID-19 pandemic in TEC’s estimates and results, the financial statements as of and for the year ended December 31, 2020 were not materially impacted by the COVID-19 pandemic. However, it is not possible to reliably estimate the length and severity of the COVID-19 pandemic and the impact on the financial results and condition of TEC in future periods.

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

For other property dispositions, the cost and accumulated depreciation are removed from the balance sheet and a gain or loss is recognized.

Property, plant and equipment consisted of the following assets:

(millions)	Estimated Useful Lives	December 31, 2020	December 31, 2019
Electric generation	21-56 years	$5,694	$5,370
Electric transmission	28-77 years	1,008	940
Electric distribution	14-56 years	2,859	2,732
Gas transmission and distribution	16-77 years	2,076	1,848
General plant and other	8-43 years	723	675
Total cost		12,360	11,565
Less accumulated depreciation		(3,712)	(3,472)
Construction work in progress		1,472	1,038
Total property, plant and equipment, net		$10,120	$9,131

Depreciation

The provision for total regulated utility plant in service, expressed as a percentage of the original cost of depreciable property, was 3.2%, 3.4% and 3.5% for 2020, 2019 and 2018, respectively. Construction work in progress is not depreciated until the asset is placed in service. Total depreciation expense for the years ended December 31, 2020, 2019 and 2018 was $381 million, $359 million and $345 million, respectively. See Note 3 for information regarding agreements approved by the FPSC that, among other things, allow Tampa Electric to continue to depreciate certain retired assets until the FPSC approves Tampa Electric’s next depreciation and dismantlement study and allowed Tampa Electric to eliminate its $16 million accumulated amortization reserve surplus for intangible software assets through a credit to amortization expense in 2020.

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

Allowance for Funds Used During Construction

AFUDC is a non-cash credit to income with a corresponding charge to utility plant which represents the cost of borrowed funds and a reasonable return on other funds used for construction. Tampa Electric’s FPSC-approved rate used to calculate AFUDC is revised periodically to reflect significant changes in Tampa Electric’s cost of capital. In 2020, 2019 and 2018, Tampa Electric’s rate was 6.46%. In July 2019, the FPSC approved a petition filed by PGS for authority to record AFUDC at an annual rate of 5.97% as part of its plans to develop three expansion projects in 2019 and 2020. Total AFUDC for the years ended December 31, 2020, 2019 and 2018 was $44 million, $16 million and $15 million, respectively. The increase in 2020 is primarily a result of the construction of solar projects and the repowering of Big Bend Unit 1 with natural gas combined-cycle technology.

Inventory

TEC values materials, supplies and fossil fuel inventory (natural gas, coal, petcoke and oil) using a weighted-average cost method. These materials, supplies and fuel inventories are carried at the lower of weighted-average cost or net realizable value.

Regulatory Assets and Liabilities

Tampa Electric and PGS are subject to accounting guidance for the effects of certain types of regulation (see Note 3).

Deferred Income Taxes

TEC uses the asset and liability method in the measurement of deferred income taxes. Under the asset and liability method, the temporary differences between the financial statement and tax bases of assets and liabilities are reported as deferred taxes measured at enacted tax rates. Tampa Electric and PGS are regulated, and their books and records reflect approved regulatory treatment, including certain adjustments to accumulated deferred income taxes and the establishment of a corresponding regulatory tax liability reflecting the amount payable to customers through future rates. See Note 4 for additional details.

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

Certain other costs incurred by the regulated utilities are allowed to be recovered from customers through prices approved in the regulatory process. These costs are recognized as the associated revenues are recognized.

Receivables and Allowance for Credit Losses

Receivables from contracts with customers, which consist of services to residential, commercial, industrial and other customers, were $214 million and $205 million as of December 31, 2020 and 2019, respectively. An allowance for credit losses is established based on TEC’s collection experience and reasonable and supportable forecasts that affect the collectibility of the reported amount. Circumstances that impact Tampa Electric’s and PGS’s estimates of credit losses include, but are not limited to, customer credit issues, fuel prices, customer deposits and general economic conditions, including the impacts of the COVID-19 pandemic. Accounts are reserved in the allowance or written off once they are deemed to be uncollectible.

The regulated utilities accrue base revenues for services rendered but unbilled to provide for matching of revenues and expenses (see Note 3). As of December 31, 2020 and 2019, unbilled revenues of $73 million and $61 million, respectively, are included in the “Receivables” line item on TEC’s Consolidated Balance Sheets.

Accounting for Franchise Fees and Gross Receipts Taxes

Tampa Electric and PGS are allowed to recover certain costs incurred on a dollar-for-dollar basis from customers through rates approved by the FPSC. The amounts included in customers’ bills for franchise fees and gross receipt taxes are included as revenues on the Consolidated Statements of Income. Franchise fees and gross receipt taxes payable by Tampa Electric and PGS are included as an expense on the Consolidated Statements of Income in “Taxes, other than income”. These amounts totaled $109 million, $117 million and $120 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Deferred Credits and Other Liabilities

Other deferred credits primarily include accrued pension and other postretirement benefits (see Note 5), MGP environmental remediation liability (see Note 8), asset retirement obligations (see Note 12), lease liabilities (see Note 13) and a reserve for auto, general and workers’ compensation liability claims.

TECO Energy and its subsidiaries, including TEC, have a self-insurance program supplemented by excess insurance coverage for the cost of claims whose ultimate value exceeds the company’s retention amounts. TEC estimates its liabilities for auto, general and workers’ compensation using discount rates mandated by statute or otherwise deemed appropriate for the circumstances. Discount rates used in estimating these other self-insurance liabilities at December 31, 2020 and 2019 ranged from 2.43% to 4.00% and 2.66% to 4.00%, respectively.

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

2. New Accounting Pronouncements

Change in Accounting Policy

The new U.S. GAAP accounting policies that are applicable to, and adopted by TEC in 2020, are described as follows:

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

  Simplifying the Accounting for Income Taxes

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes. The standard simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740 related to the approach for intraperiod tax allocation. It also simplifies aspects of accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The guidance is effective for annual reporting periods, including interim reporting within those periods, beginning after December 15, 2020, with early adoption permitted. The standard is applied on both a prospective and retrospective basis. TEC early adopted the standard effective January 1, 2020. There was no impact on the consolidated financial statements as a result of the adoption of this standard.

     Facilitation of the Effects of Reference Rate Reform on Financial Reporting

TEC adopted ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting in the fourth quarter of 2020. The standard provides options and exceptions for applying U.S. GAAP to contract modifications and hedging relationships that reference LIBOR or another reference rate that is expected to be discontinued. The guidance was effective as of the date of issuance and entities may elect to apply the guidance prospectively through December 31, 2022. The transition from reference rates will not have a material impact on the consolidated financial statements. In November 2020, the Federal Reserve extended the phase-out of LIBOR until June 2023. TEC will continue to monitor the impact this may have on application of the standard.

3. Regulatory

Tampa Electric’s retail business and PGS are regulated separately by the FPSC. Tampa Electric is also subject to regulation by the FERC in various respects, including wholesale power sales, certain wholesale power purchases, transmission and ancillary services and accounting practices. The FPSC sets rates based on a cost of service methodology which allows utilities to collect total revenues (revenue requirements) equal to their prudently incurred cost of providing service or products, plus a reasonable return on equity invested or assets. As a result, Tampa Electric and PGS qualify for the application of accounting guidance for certain types of regulation. This guidance recognizes that the actions of a regulator can provide reasonable assurance of the existence of an asset or liability. Regulatory assets and liabilities arise as a result of a difference between U.S. GAAP and the accounting principles imposed by the regulatory authorities. Regulatory assets generally represent incurred costs that have been deferred, as their future recovery in customer rates is probable. Regulatory liabilities generally represent obligations to make refunds to customers from previous collections for costs that are not likely to be incurred. In addition to regulatory assets and regulatory liabilities, rate regulation impacts other financial statement balances and activity, including, but not limited to, property, plant, and equipment, revenues, and expenses.

Tampa Electric Base Rates

Tampa Electric’s results for 2020, 2019 and 2018 reflect an amended and restated settlement agreement, approved by the FPSC on November 6, 2017, that replaced the previous 2013 base rate settlement agreement and extended it another four years through 2021. The agreement provided for Tampa Electric’s allowed regulatory ROE to be a mid-point of 10.25% with a range of plus or minus 1%. The agreement stated that Tampa Electric could not file for additional base rate increases to be effective sooner than December 31, 2021, unless its earned ROE were to fall below 9.25% before that time. If its earned ROE were to rise above 11.25%, any party to the agreement other than Tampa Electric could seek a review of its base rates. Under the agreement, the allowed equity in the capital structure is 54% from investor sources of capital. The amended agreement provides for SoBRAs for TEC’s substantial investments in solar generation. Tampa Electric expects to invest approximately $850 million in these solar projects during the period from 2017 to 2021, of which approximately $820 million has been invested through December 31, 2020, and is accruing AFUDC during construction. The agreement includes a sharing provision that allows customers to benefit from 75% of any cost savings for projects below $1,500/kWac.

On December 12, 2017, TEC filed its first petition regarding the SoBRAs along with supporting tariffs demonstrating the cost-effectiveness of the September 1, 2018 tranche representing 145 MW and $24 million annually in estimated revenue requirements. The FPSC approved the tariffs on the first SoBRA filing on May 8, 2018 and TEC began receiving these revenues in September 2018. On June 29, 2018, TEC filed its second SoBRA petition along with supporting tariffs demonstrating the cost-effectiveness of the January 1, 2019 tranche representing 260 MW and $46 million annually in estimated revenue requirements. The FPSC approved the tariffs on the second SoBRA filing on October 29, 2018 and TEC began receiving these revenues in January 2019. On June 28, 2019, TEC filed its third SoBRA petition along with supporting tariffs demonstrating the cost-effectiveness of the January 1, 2020 tranche representing 149 MW and $26 million annually in estimated revenue requirements. The FPSC approved the tariffs on this SoBRA filing, including an adjustment to reflect the reduction in the state corporate income tax discussed below, on December 10, 2019 and TEC began receiving these revenues in January 2020. On July 31, 2020, TEC filed its fourth and final SoBRA petition along with supporting tariffs demonstrating the cost-effectiveness of the January 1, 2021 tranche representing 46 MW and $8 million annually in estimated revenues. The FPSC approved the tariffs on this SoBRA filing on November 3, 2020 and TEC began receiving these revenues in January 2021.

The true-up filing for SoBRA tranche 1 and 2 revenue requirement estimates that were included in base rates as of September 2018 and January 2019, respectively, was submitted on April 30, 2020, and the FPSC approved the amount on August 18, 2020. The $5 million true-up was returned to customers in 2020. The true-ups for SoBRA tranches 3 and 4 will be filed in 2021 and 2022, respectively.

   The 2017 settlement agreement further contains a provision related to tax reform.  See “Tampa Electric Storm Restoration Cost Recovery” below for information regarding the impact of tax reform. An asset optimization provision that allows Tampa Electric to share in the savings for optimization of its system once certain thresholds are achieved is also included. Additionally, Tampa Electric agreed to a financial hedging moratorium for natural gas ending on December 31, 2022 and that it will make no investments in gas reserves.

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

On February 1, 2021, Tampa Electric notified the FPSC of its intent to seek a base rate increase, reflecting revenue requirements of approximately $280 million to $295 million, effective in January 2022. Tampa Electric’s proposed 2022 rates include recovery for the costs of the first phase of the Big Bend modernization project, 225 MW of utility-scale solar projects, the AMI investment, and accelerated recovery of the remaining net book value of retiring assets. Tampa Electric also intends to seek approval for Generation Base Rate Adjustments of $130 million to recover the costs of the second phase of the Big Bend modernization project and additional utility-scale solar projects in subsequent years. These filing amounts are estimates until Tampa Electric completes its analysis and files the case. Tampa Electric expects to file its detailed case on or after April 2, 2021, and the FPSC is expected to decide the case by the end of the year.

Tampa Electric Big Bend Power Station

Tampa Electric expects to invest approximately $850 million during 2018 through 2023 to modernize the Big Bend Power Station, of which approximately $526 million has been invested through December 31, 2020. The Big Bend modernization project will repower Big Bend Unit 1 with natural gas combined-cycle technology and eliminate coal as this unit’s fuel. As part of the Big Bend modernization project, on June 1, 2020, Tampa Electric retired the Unit 1 components that will not be used in the modernized plant. At June 1, 2020 and December 31, 2020, Tampa Electric’s balance sheet included $223 million and $200 million, respectively, in electric utility plant and $90 million and $88 million, respectively, in accumulated depreciation related to Unit 1 components. In accordance with Tampa Electric’s 2017 settlement agreement approved by the FPSC, Tampa Electric will continue to account for its existing investment in Unit 1 in electric utility plant and depreciate the assets using the current depreciation rates until the FPSC approves Tampa Electric’s next depreciation and dismantlement study. In addition, Tampa Electric plans to retire Big Bend Unit 2 in 2021 as part of the Big Bend modernization project. In accordance with Tampa Electric’s 2017 settlement agreement, Tampa Electric was not required to request an asset recovery schedule for retired assets until the next depreciation study. On December 30, 2020, Tampa Electric filed a depreciation and dismantlement study and request for capital recovery schedule with the FPSC.

Tampa Electric plans to retire Big Bend Unit 3 in 2023 as it is in the best interest of customers from economic, environmental risk and operational perspectives. Similar to the retirement plan for Unit 1 and Unit 2, Tampa Electric will continue to account for its existing investment in Unit 3 in electric utility plant and depreciate the assets using the current depreciation rates until the FPSC approves a new Tampa Electric depreciation and dismantlement study.

Tampa Electric Storm Protection Cost Recovery Clause and Settlement Agreement

On October 3, 2019, the FPSC issued a rule to implement a Storm Protection Plan (SPP) Cost Recovery Clause. This new clause provides a process for Florida investor-owned utilities, including Tampa Electric, to recover transmission and distribution storm hardening costs for incremental activities not already included in base rates. Tampa Electric submitted its storm protection plan with the FPSC on April 10, 2020. On April 27, 2020, Tampa Electric submitted a settlement agreement with the FPSC which specified a $15 million base rate reduction for SPP program costs previously recovered in base rates beginning January 1, 2021. On June 9, 2020, the FPSC approved this settlement agreement. On August 3, 2020, Tampa Electric submitted another settlement agreement to the FPSC for approval, including cost recovery of approximately $39 million in proposed storm protection project costs for 2020 and 2021. This cost recovery includes the $15 million of costs removed from base rates. This settlement agreement was approved on August 10, 2020 and Tampa Electric’s cost recovery began in January 2021. The current approved plan will apply for the years 2020, 2021 and 2022, and Tampa Electric will file a new plan in 2022 to determine cost recovery in 2023, 2024, and 2025.

The June 9, 2020 settlement agreement approved by the FPSC disclosed above also included approval of Tampa Electric’s petition to eliminate its $16 million accumulated amortization reserve surplus for intangible software assets through a credit to depreciation and amortization expense in 2020.

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

PGS Base Rates

PGS’s base rates for 2020, 2019 and 2018 were originally established in May 2009. The allowed equity in its capital structure was 54.7% from all investor sources of capital.

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

PGS was permitted to initiate a general base rate proceeding during 2020 regardless of its earned ROE at the time, provided the new rates do not become effective before January 1, 2021. On June 8, 2020, PGS filed a petition for an increase in rates and service charges effective January 2021. On November 19, 2020, the FPSC approved a settlement agreement filed by PGS. The settlement agreement allows for an increase in base rates by $58 million annually effective January 2021, which is a $34 million increase in revenue and $24 million increase of revenues previously recovered through the cast iron and bare steel replacement rider. This settlement agreement includes an allowed regulatory ROE range of 8.90% to 11.00% with a 9.90% midpoint. It provides PGS the ability to reverse a total of $34 million of accumulated depreciation through 2023 and sets new depreciation rates going into effect January 1, 2021 that are consistent with PGS’s current overall average depreciation rate. Under the agreement, base rates are frozen from January 1, 2021 to December 31, 2023, unless its earned ROE were to fall below 8.90% before that time with an allowed equity in the capital structure of 54.7% from investor sources of capital. The settlement agreement further addresses tax rate changes. The agreement contains a provision whereby PGS agrees to quantify the future impact of a decrease in tax rates on net operating income through a reduction in base revenues within 120 days of when such tax change becomes law. If on the contrary, tax legislation results in a tax rate increase, PGS can establish a regulatory asset to neutralize the impact of the increase in income tax rate to be addressed in a future proceeding and with recovery beginning no sooner than January 2024.

Regulatory Assets and Liabilities

Details of the regulatory assets and liabilities are presented in the following table:

Regulatory Assets and Liabilities

	December 31,	December 31,
(millions)	2020	2019
Regulatory assets:
Regulatory tax asset (1)	$90	$74
Cost-recovery clauses (2)	38	12
Environmental remediation (3)	22	20
Postretirement benefits (4)	309	295
Asset retirement obligation (5)	13	25
Other	13	11
Total regulatory assets	485	437
Less: Current portion	79	41
Long-term regulatory assets	$406	$396
Regulatory liabilities:
Regulatory tax liability (6)	$691	$699
Cost-recovery clauses (2)	23	37
Accumulated reserve—cost of removal (7)	498	506
Storm reserve (8)	48	48
Other	1	13
Total regulatory liabilities	1,261	1,303
Less: Current portion	67	93
Long-term regulatory liabilities	$1,194	$1,210
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

(2)

These assets and liabilities are related to FPSC clauses and riders. They are recovered or refunded through cost-recovery mechanisms approved by the FPSC on a dollar-for-dollar basis in a subsequent period.

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

4. Income Taxes

   CARES Act

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act (the Act) was signed into law.  The Act includes several business provisions including deferral in employer payroll taxes and an employee retention payroll tax credit.   On December 27, 2020, the Consolidated Appropriations Act, 2021 (the 2021 Act) was signed into law.  The 2021 Act provides for modifications and expansion of the employee retention payroll tax credit enacted under the CARES Act. The 2021 Act also extends the solar ITC for two years. These Acts did not have a material impact to TEC’s financial statements.

Change in Florida Corporate Income Tax Rate

On September 12, 2019, the state of Florida issued a corporate tax rate reduction from 5.5% to 4.46% effective January 1, 2019 through December 31, 2021.    The impact to TEC earnings and revaluation of TEC state deferred income tax balance was not material.

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

In 2020, 2019 and 2018, TEC recorded net tax provisions of $82 million, $77 million and $81 million, respectively.

Income tax expense consists of the following components:

Income Tax Expense (Benefit)

(millions)
For the year ended December 31,	2020	2019	2018
Current income taxes
Federal	$35	$56	$72
State	(7)	6	10
Deferred income taxes
Federal	32	7	(13)
State	29	13	13
Investment tax credits amortization	(7)	(5)	(1)
Total income tax expense	$82	$77	$81

For the three years presented, the overall effective tax rate differs from the U.S. federal statutory rate as presented below:

Effective Income Tax Rate

(millions)
For the year ended December 31,	2020	2019	2018
Income before provision for income taxes	$506	$447	$422
Federal statutory income tax rates	21%	21%	21%
Income taxes, at statutory income tax rate	106	94	89
Increase (decrease) due to
State income tax, net of federal income tax	17	15	19
Excess deferred tax amortization	(26)	(25)	(24)
ITC amortization	(7)	(5)	(1)
AFUDC-equity	(6)	(2)	(2)
Tax credits	(8)	(1)	(2)
Other	6	1	2
Total income tax expense on consolidated statements of income	$82	$77	$81
Income tax expense as a percent of income before income taxes	16.2%	17.2%	19.2%

Deferred Income Taxes

Deferred taxes result from temporary differences in the recognition of certain liabilities or assets for tax and financial reporting purposes. The principal components of TEC’s deferred tax assets and liabilities recognized in the balance sheet are as follows:

(millions)
As of December 31,	2020	2019
Deferred tax liabilities (1)
Property related	$1,121	$1,036
Pension and postretirement benefits	116	111
Total deferred tax liabilities	1,237	1,147
Deferred tax assets (1)
Loss and credit carryforwards (2)	301	243
Medical benefits	27	27
Insurance reserves	16	16
Pension and postretirement benefits	66	63
Capitalized energy conservation assistance costs	18	17
Other	26	23
Total deferred tax assets	454	389
Total deferred tax liability, net	$783	$758
(1)	Certain property related assets and liabilities have been netted.
(2)	Deferred tax assets for net operating loss and tax credit carryforwards have been reduced by unrecognized tax benefits of $9 million.

At December 31, 2020, TEC had cumulative unused federal and Florida NOLs for income tax purposes of $340 million and $88 million, respectively, expiring between 2032 and 2037. TEC has unused general business credits of $242 million expiring between 2027 and 2040, of which $222 million relate to ITCs expiring between 2034 and 2040. As a result of the Merger with Emera, TECs NOLs and credits will be utilized by EUSHI, in accordance with the benefits-for-loss allocation which provide that tax attributes are utilized by the consolidated tax return group of EUSHI.

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

The following table provides details of the change in unrecognized tax benefits as follows:

(millions)	2020	2019	2018
Balance at January 1,	$9	$8	$8
Decreases due to tax positions related to prior year	(2)	0	0
Increases due to tax positions related to prior year	1	1	0
Increases due to tax positions related to current year	1	0	0
Balance at December 31,	$9	$9	$8

As of December 31, 2020 and 2019, TEC’s uncertain tax positions for federal R&D tax credits were  $9 million, all of which was recorded as a reduction of deferred income tax assets for tax credit carryforwards. TEC’s unrecognized federal tax benefits decreased in the fourth quarter of 2020 by approximately $2 million due to an adjustment related to its 2016 federal R&D credits issue with IRS Appeals. The recognition of these tax benefits decreased the effective tax rate resulting in an income tax benefit of approximately $2 million. TEC expects to be effectively settled with this issue early 2021. TEC had  $9 million of unrecognized tax benefits at December 31, 2020 and 2019 that, if recognized, would reduce TEC’s effective tax rate.

TEC recognizes interest accruals related to uncertain tax positions in “Other income” or “Interest expense”, as applicable, and penalties in “Operation and maintenance expense” in the Consolidated Statements of Income. In 2020, 2019 and 2018, TEC did not recognize any pre-tax charges (benefits) for interest. Additionally, TEC did not have any accrued interest or amounts recorded for penalties at December 31, 2020, 2019 and 2018.

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

Effective October 21, 2019, the defined benefit retirement plan was amended to freeze further crediting of service and earnings for certain participants covered by the International Brotherhood of Electrical Workers (the IBEW) collective bargaining agreement. As of December 31, 2019, 24% of TEC’s employees were represented by the IBEW. As a result, a curtailment and a remeasurement of the plan occurred in the fourth quarter of 2019. See curtailment-related line items in tables below.

As the result of a reorganization of shared services functions, certain employees and their associated pension benefits were transferred from TSI to TEC effective December 2019. Deferred costs related to pension benefits that were recognized by TSI in AOCI are now recognized in TEC as regulatory assets. The balances at December 31, 2020 and 2019 are reflective of this transfer.

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

As the result of a reorganization of shared services functions, certain employees and their associated other postretirement benefits were transferred from TSI to TEC effective December 2019. Deferred costs related to other postretirement benefits that were recognized by TSI in AOCI are now recognized in TEC as regulatory assets. The balances at December 31, 2020 and 2019 are reflective of this transfer.

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

TECO Energy	Pension Benefits		Other Benefits (2)
Obligations and Funded Status
(millions)	2020	2019	2020	2019
Change in benefit obligation
Benefit obligation at beginning of year	$843	$750	$180	$173
Service cost	20	20	2	1
Interest cost	26	31	6	7
Plan participants’ contributions	0	0	4	4
Plan curtailment	0	(10)	0	0
Plan settlement	0	(5)	0	0
Benefits paid	(54)	(49)	(17)	(14)
Actuarial loss	84	106	37	9
Benefit obligation at end of year	$919	$843	$212	$180

Change in plan assets
Fair value of plan assets at beginning of year	$796	$659	$0	$0
Actual return on plan assets	142	165	0	0
Employer contributions	19	20	0	0
Employer direct benefit payments	1	6	13	10
Plan participants’ contributions	0	0	4	4
Plan settlement	0	(5)	0	0
Benefits paid	(54)	(48)	0	0
Direct benefit payments	(1)	(1)	(17)	(14)
Fair value of plan assets at end of year (1)	$903	$796	$0	$0
(1)

The MRV of plan assets is used as the basis for calculating the EROA component of periodic pension expense. MRV reflects the fair value of plan assets adjusted for experience gains and losses (i.e. the differences between actual investment returns and expected returns) spread over five years.

(2)	Represent amounts for TECO Energy’s Florida-based other postretirement benefit plan.

Gains in the benefit obligation for the year ended December 31, 2020 relate to decreases in the discount rate used to calculate the benefit obligation, the incorporation of new census data as of January 1, 2020 and the updating of the withdrawal, retirement rate and form of payment assumptions as the result of an experience study performed during the year. In addition, participation and persistency assumptions were updated for the other postretirement benefit plan.

At December 31, the aggregate financial position for TECO Energy pension plans and Florida-based other postretirement plans with projected benefit obligations and accumulated projected benefit obligations in excess of plan assets was as follows:

TECO Energy	Pension Benefits		Other Benefits (1)
Funded Status
(millions)	2020	2019	2020	2019
Benefit obligation (PBO/APBO)	$919	$843	$212	$180
Less: Fair value of plan assets	903	796	0	0
Funded status at end of year	$(16)	$(47)	$(212)	$(180)
(1)	Represent amounts for TECO Energy’s Florida-based other postretirement benefit plan.

The accumulated benefit obligation for TECO Energy consolidated defined benefit pension plans was $876 million at December 31, 2020 and $801 million at December 31, 2019.

The amounts recognized in TEC’s Consolidated Balance Sheets for pension and other postretirement benefit obligations and plan assets at December 31 were as follows:

TEC	Pension Benefits		Other Benefits
Amounts recognized in balance sheet
(millions)	2020	2019	2020	2019
Accrued benefit costs and other current liabilities	$(1)	$(1)	$(12)	$(11)
Deferred credits and other liabilities	(15)	(42)	(186)	(156)
	$(16)	$(43)	$(198)	$(167)

Unrecognized gains and losses and prior service credits and costs are recorded in regulatory assets for TEC. The following table provides a detail of the unrecognized gains and losses and prior service credits and costs.

TEC	Pension Benefits		Other Benefits
Amounts recognized in regulatory assets
(millions)	2020	2019	2020	2019
Net actuarial loss (gain)	$221	$244	$88	$51
Amount recognized	$221	$244	$88	$51

Assumptions used to determine benefit obligations at December 31:

	Pension Benefits		Other Benefits
	2020	2019	2020	2019
Discount rate	2.37%	3.21%	2.47%	3.32%
Rate of compensation increase	3.07%	3.79%	3.07%	3.79%
Healthcare cost trend rate
Immediate rate	n/a	n/a	5.74%	6.03%
Ultimate rate	n/a	n/a	4.50%	4.50%
Year rate reaches ultimate	n/a	n/a	2038	2038

 The discount rate assumption used to determine the December 31, 2020 and 2019 benefit obligation was based on a cash flow matching technique that matches yields from high-quality (AA-rated, non-callable) corporate bonds to TECO Energy’s projected cash flows for the plans to develop a present value that is converted to a discount rate assumption.

Amounts recognized in Net Periodic Benefit Cost, OCI and Regulatory Assets

TECO Energy	Pension Benefits					Other Benefits (1)
	2020	2019		2018		2020	2019	2018
(millions)
Service cost	$20	$20		$21		$2	$1	$2
Interest cost	26	31		29		6	7	7
Expected return on plan assets	(50)	(51)		(49)		0	0	0
Amortization of:
Actuarial loss	20	16		19		1	1	1
Prior service (benefit) cost	0	0		0		(3)	(2)	(2)
Settlement loss	0	1	(3)	2	(2)	0	0	0
Net periodic benefit cost	$16	$17		$22		$6	$7	$8

Net loss (gain) arising during the year (includes curtailment gain)	$(8)	$(17)	$62	$38	$9	$(14)
Amounts recognized as component of net periodic benefit cost:
Amortization or curtailment recognition of prior service (benefit) cost	0	0	0	2	2	2
Amortization or settlement of actuarial loss	(20)	(17)	(20)	(1)	(1)	(1)
Total recognized in OCI and regulatory assets	$(28)	$(34)	$42	$39	$10	$(13)
Total recognized in net periodic benefit cost, OCI and regulatory assets	$(12)	$(17)	$64	$45	$17	$(5)
(1)	Represents amounts for TECO Energy’s Florida-based other postretirement benefit plan
(2)	Represents TECO Energy’s SERP settlement charge as a result of retirements that occurred subsequent to the Merger with Emera. The charge did not impact TEC’s financial statements.
(3)	Represents TECO Energy’s SERP and Restoration settlement charges as a result of the retirement of certain executives. These charges did impact TEC’s financial statements.

TEC’s portion of the net periodic benefit costs for pension benefits was $12 million, $12 million and $16 million for 2020, 2019 and 2018, respectively. TEC’s portion of the net periodic benefit costs for other benefits was $7 million, $7 million and $8 million for 2020, 2019 and 2018, respectively. TEC’s portion of net periodic benefit costs for pension and other benefits is included as an expense on the Consolidated Statements of Income in “Operations & maintenance”.

    TEC recognized a settlement charge of $1 million in 2018 relating to the retirement of an executive in the SERP plan. TEC recognized a settlement charge of approximately $1 million in 2019 related to the retirement of a SERP participant. TEC recognized settlement charges of approximately $1 million in 2019 related to the retirement of Restoration plan participants.

Assumptions used to determine net periodic benefit cost for years ended December 31:

	Pension Benefits				Other Benefits
	2020	2019		2018	2020	2019	2018
Discount rate	3.21%	4.33%		3.62%	3.32%	4.38%	3.70%
Expected long-term return on plan assets	7.00%	7.35%/7.00%	(1)	6.85%	n/a	n/a	n/a
Rate of compensation increase	3.79%	3.75%		3.32%	3.79%	3.75%	3.31%
Healthcare cost trend rate
Initial rate	n/a	n/a		n/a	6.03%	6.31%	6.58%
Ultimate rate	n/a	n/a		n/a	4.50%	4.50%	4.50%
Year rate reaches ultimate	n/a	n/a		n/a	2038	2038	2038
(1)	The expected return on assets was 7.35% as of January 1, 2019 and 7.00% as of October 31, 2019 when a plan remeasurement occurred as a result of a plan curtailment.

The discount rate assumption used to determine the benefit cost for 2020, 2019 and 2018 was based on the same technique that was used to determine the December 31, 2020 and 2019 benefit obligation as discussed above.

The expected return on assets assumption was based on historical returns, fixed income spreads and equity premiums consistent with the portfolio and asset allocation. A change in asset allocations could have a significant impact on the expected return on assets. Additionally, expectations of long-term inflation, real growth in the economy and a provision for active management and expenses paid were incorporated in the assumption. For the year ended December 31, 2020, TECO Energy’s pension plan’s actual earned returns were approximately 19%.

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

TECO Energy			Actual Allocation, End of Year
Asset Category	2020 Target Allocation	2019 Target Allocation	2020	2019
Equity securities	50%-70%	57%-63%	60%	58%
Fixed income securities	30%-50%	37%-43%	40%	42%
Total	100%	100%	100%	100%

TECO Energy reviews the plan’s asset allocation periodically and re-balances the investment mix to maximize asset returns, optimize the matching of investment yields with the plan’s expected benefit obligations, and minimize pension cost and funding. TECO Energy expects to take additional steps to more closely match plan assets with plan liabilities over the long term.

The plan’s investments are held by a trust fund administered by The Bank of New York Mellon. Investments are valued using quoted market prices on an exchange when available. Such investments are classified Level 1. In some cases where a market exchange price is available but the investments are traded in a secondary market, acceptable practical expedients are used to calculate fair value.

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

Pension Plan Investments

TECO Energy	At Fair Value as of December 31, 2020
(millions)
	Level 1	Level 2	Level 3	Using NAV (1)	Total
Cash	$9	$0	$0	$0	$9
Accounts receivable	10	0	0	0	10
Accounts payable	(88)	0	0	0	(88)
Short-term investment funds (STIFs)	35	0	0	0	35
Common stocks	66	0	0	0	66
Real estate investment trusts (REITs)	8	0	0	0	8
Mutual funds	69	0	0	0	69
Municipal bonds	0	1	0	0	1
Government bonds	0	90	0	0	90
Corporate bonds	0	79	0	0	79
Mortgage backed securities (MBS)	0	1	0	0	1
Collateralized mortgage obligations (CMOs)	0	1	0	0	1
Short Sales	0	(4)	0	0	(4)
Long Futures	(2)	0	0	0	(2)
Swaps	0	1	0	0	1
Investments not utilizing the practical expedient	107	169	0	0	276
Common and collective trusts (1)	0	0	0	553	553
Mutual fund (1)	0	0	0	74	74
Total investments	$107	$169	$0	$627	$903
(1)

In accordance with accounting standards, certain investments that are measured at fair value using the net asset value per share practical expedient have not been classified in the fair value hierarchy. The fair value amounts in this table are to permit reconciliation of the fair value hierarchy to amounts presented in the Consolidated Balance Sheet of TECO Energy.

TECO Energy	At Fair Value as of December 31, 2019
(millions)
	Level 1	Level 2	Level 3	Using NAV (1)	Total
Cash	$7	$0	$0	$0	$7
Accounts receivable	27	0	0	0	27
Accounts payable	(64)	0	0	0	(64)
Cash collateral	1	0	0	0	1
Short-term investment funds (STIFs)	22	0	0	0	22
Common stocks	50	0	0	0	50
Real estate investment trusts (REITs)	4	0	0	0	4
Mutual funds	153	0	0	0	153
Municipal bonds	0	1	0	0	1
Government bonds	0	51	0	0	51
Corporate bonds	0	70	0	0	70
Mortgage backed securities (MBS)	0	5	0	0	5
Collateralized mortgage obligations (CMOs)	0	2	0	0	2
Long Futures	(4)	0	0	0	(4)
Swaps	0	1	0	0	1
Investments not utilizing the practical expedient	196	130	0	0	326
Common and collective trusts (1)	0	0	0	412	412
Mutual fund (1)	0	0	0	58	58
Total investments	$196	$130	$0	$470	$796

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
•

The primary pricing input in determining the fair value of the mutual fund utilizing the practical expedient is its NAV. It is an unregistered open-end mutual fund. The fund holds primarily corporate bonds, debt securities and other similar instruments issued by U.S. and non-U.S. public- or private-sector entities. The fund may purchase or sell securities on a when-issued basis. These transactions are made conditionally because a security has not yet been issued in the market, although it is authorized. A commitment is made regarding these transactions to purchase or sell securities for a predetermined price or yield, with payment and delivery taking place beyond the customary settlement period. Since this mutual fund is an open-end mutual fund and the prices are not published to an external source, it uses NAV as a practical expedient. The redemption frequency is daily. The redemption notice period is the same day. There were no unfunded commitments as of December 31, 2020.

●

The common collective trusts are private funds valued at NAV. The NAVs are calculated based on bid prices of the underlying securities. Since the prices are not published to external sources, NAV is used as a practical expedient. Certain funds invest primarily in equity securities of domestic and foreign issuers while others invest in long duration U.S. investment-grade fixed income assets and seeks to increase return through active management of interest rate and credit risks. The redemption frequency of the funds ranges from daily to weekly and the redemption notice period ranges from 1 business day to 30 business days. There were no unfunded commitments as of December 31, 2020.

●	Treasury bills are valued using benchmark yields, reported trades, broker dealer quotes, and benchmark securities.
●	Futures are valued using futures data, cash rate data, swap rates, and cash flow analyses.

Additionally, the non-qualified SERP had $10 million and $10 million of assets as of December 31, 2020 and 2019, respectively. Since the plan is non-qualified, its assets are included in the “Deferred charges and other assets” line item in the Consolidated Balance Sheets rather than being netted with the related liability. The non-qualified trust holds investments in a money market fund. The fund is an open-end investment, resulting in a readily-determinable fair value. Additionally, shares may be redeemed any business day at the NAV calculated after the order is accepted. The NAV is validated with purchases and sales at NAV. These factors make it a level 1 asset. The SERP was fully funded as of December 31, 2020 and 2019.

Other Postretirement Benefit Plan Assets

There are no assets associated with TECO Energy’s Florida-based other postretirement benefits plan.

Contributions

The qualified pension plan’s actuarial value of assets, including credit balance, was 111.66% of the Pension Protection Act funded target as of January 1, 2020 and is estimated at 109.67% of the Pension Protection Act funded target as of January 1, 2021.

TECO Energy’s policy is to fund the qualified pension plan at or above amounts determined by its actuaries to meet ERISA guidelines for minimum annual contributions and minimize PBGC premiums paid by the plan. TEC’s contribution is first set equal to its service cost. If a contribution in excess of service cost for the year is made, TEC’s portion is based on TEC’s proportion of the TECO Energy unfunded liability. TECO Energy made contributions to this plan in 2020, 2019 and 2018, which met the minimum funding requirements for 2020, 2019 and 2018. TEC’s portion of the contribution in 2020 was $16 million and in 2019 was $15 million. These amounts are reflected in the “Other” line on the Consolidated Statements of Cash Flows. TEC estimates its portion of the 2021 contribution to be $17 million. The amount TECO Energy expects to contribute is in excess of the minimum funding required under ERISA guidelines.

    TEC’s portion of the contributions to the SERP in 2020, 2019 and 2018 was zero. Since the SERP is fully funded, TECO Energy does not expect to make significant contributions to this plan in 2021. TEC made SERP payments of approximately $1 million and $5 million from the trust in 2020 and 2019, respectively, and expects to make a SERP payment of approximately $1 million from the trust in 2021.

The other postretirement benefits are funded annually to meet benefit obligations. TECO Energy’s contribution toward health care coverage for most employees who retired after the age of 55 between January 1, 1990 and June 30, 2001 is limited to a defined dollar benefit based on service. TECO Energy’s contribution toward pre-65 and post-65 health care coverage for most employees retiring on or after July 1, 2001 is limited to a defined dollar benefit based on an age and service schedule. In 2021, TEC expects to make a contribution of about $12 million. Postretirement benefit levels are substantially unrelated to salary.

Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Expected Benefit Payments

TECO Energy		Other
(including projected service and net of employee contributions)	Pension	Postretirement
	Benefits	Benefits
(millions)
2021	$58	$13
2022	66	13
2023	62	13
2024	64	13
2025	66	13
2026-2030	331	61

Defined Contribution Plan

TECO Energy has a defined contribution savings plan covering substantially all employees of TECO Energy and its subsidiaries that enables participants to save a portion of their compensation up to the limits allowed by IRS guidelines. TECO Energy and its subsidiaries match 75% of the first 6% of the participant’s payroll savings deductions. Effective January 1, 2017, the employer matching contributions increased from 70% to 75% with an additional incentive match of up to 25% of eligible participant contributions based on the achievement of certain operating company financial goals. For the years ended December 31, 2020, 2019 and 2018, TEC’s portion of expense totaled $21 million, $11 million and $11 million, respectively, related to the matching contributions made to this plan. TEC’s portion of the expense related to the matching contribution is included on the Consolidated Statements of Income in “Operations & maintenance”.

Effective October 21, 2019, TECO Energy amended the defined contribution plan such that certain participants covered by the IBEW collective bargaining agreement shall not be eligible to participate in the plan for purposes of receiving the fixed matching contribution. This has been replaced with a non-elective employer contribution on a bi-weekly basis equal to a percentage of the member’s compensation for that period based on years of tenure of employment. For the years ended December 31, 2020 and 2019, TEC recognized expense totaling $9 million and $1 million, respectively, related to the contributions made to this plan. TEC’s portion of the expense related to this contribution is included on the Consolidated Statements of Income in “Operations & maintenance”.

COVID-19

The COVID-19 pandemic could impact key actuarial assumptions used to account for employee postretirement benefits including the anticipated rates of return on plan assets and discount rates used in determining the accrued benefit obligation, benefit costs and annual pension funding requirements. The extent of the future impact of the COVID-19 pandemic on TEC’s financial results and business operations cannot be predicted at this time and will depend on future developments, including the duration and severity of the pandemic, further potential government actions, future economic activity and energy usage. Actual results may differ significantly from these estimates.

6. Short-Term Debt

Credit Facilities

	December 31, 2020			December 31, 2019
			Letters			Letters
	Credit	Borrowings	of Credit	Credit	Borrowings	of Credit
(millions)	Facilities	Outstanding (1)	Outstanding	Facilities	Outstanding (1)	Outstanding
5-year facility (2)	$800	$345	$1	$400	$295	$1
3-year accounts receivable facility (3)	150	130	0	150	53	0
1-year term facility (4)	300	300	0	0	0	0
Total	$1,250	$775	$1	$550	$348	$1
(1)	Borrowings outstanding are reported as notes payable.
(2)	This 5-year facility matures March 22, 2023.
(3)	This 3-year facility matures March 22, 2021.
(4)	This 1-year term facility matures on April 29, 2021.

At December 31, 2020, these credit facilities required commitment fees ranging from 12.5 to 35.0 basis points. The weighted-average interest rate on borrowings outstanding under the credit facilities at December 31, 2020 and 2019 was 0.89% and 2.56%, respectively.

Tampa Electric Company Non-Revolving Term Loan

On February 6, 2020, TEC entered into a 364-day, $300 million credit agreement with a group of banks. The credit agreement had a maturity date of February 4, 2021; contains customary representations and warranties, events of default, and financial and other covenants; and provides for interest to accrue at variable rates based on either the London interbank deposit rate, Wells Fargo Bank’s prime rate, or the federal funds rate, plus a margin. On January 29, 2021, TEC extended the maturity date of the agreement to April 29, 2021.

Tampa Electric Company Accounts Receivable Facility

On March 23, 2018, TEC amended its $150 million accounts receivable collateralized borrowing facility in order to extend the scheduled termination date to March 22, 2021, by entering into a Second Amended Loan and Servicing Agreement, among TEC, certain lenders and the program agent (the Loan Agreement). Throughout the term of the facility, TEC will pay program and liquidity fees, which total 70 basis points at December 31, 2020. Interest rates on the borrowings are based on prevailing asset-backed commercial paper rates, unless such rates are not available from conduit lenders, in which case the rates will be at an interest rate equal to either The Bank of Tokyo-Mitsubishi UFJ, Ltd.’s prime rate, the federal funds rate, or the London interbank deposit rate, plus a margin.  In the case of default, as defined under the terms of the Loan Agreement, TEC has pledged as collateral a pool of receivables equal to the borrowings outstanding. TEC continues to service, administer and collect the pledged receivables, which are classified as receivables on the balance sheet. On July 14, 2020 and October 30, 2020, TEC amended the agreement in order to change performance ratios. As of December 31, 2020, TEC was in compliance with the requirements of the Loan Agreement.

Tampa Electric Company 5-Year Credit Facility

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

On December 18, 2020, TEC amended and restated its bank credit facility, entering into a Sixth Amended and Restated Credit Agreement. The amendment extended the maturity date of the credit facility from March 22, 2022 to March 22, 2023 (subject to further extension with the consent of each lender); increased the amount of the commitment by the lenders to $800 million; and provided for an interest rate based on either the London interbank deposit rate, Wells Fargo Bank’s prime rate, or the federal funds rate, plus a margin; allows TEC to borrow funds on a same-day basis under a swingline loan provision, which loans mature on the fourth banking day after which any such loans are made and bear interest at an interest rate as agreed by the borrower and the relevant swingline lender prior to the making of any such loans; continues to allow TEC to request the lenders to increase their commitments under the credit facility by up to $100 million in the aggregate; includes a $80 million letter of credit facility; and made other technical changes.

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

Superfund and Former Manufactured Gas Plant Sites

TEC, through its Tampa Electric and PGS divisions, is a PRP for certain superfund sites and, through its PGS division, for certain former MGP sites. While the joint and several liability associated with these sites presents the potential for significant response costs, as of December 31, 2020 and 2019, TEC has estimated its ultimate financial liability to be $17 million and $21 million, respectively, primarily at PGS. This amount has been accrued and is primarily reflected in the long-term liability section under “Deferred credits and other liabilities” on the Consolidated Balance Sheets. The environmental remediation costs associated with these sites are expected to be paid over many years.

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

Long-Term Commitments

TEC has commitments for various purchases as disclosed below, including payment obligations for capital projects, such as Tampa Electric’s solar projects (see Note 3) and the modernization of the Big Bend power station, and contractual agreements for fuel, fuel transportation and power purchases that are recovered from customers under regulatory clauses. The following is a schedule of future payments under minimum lease payments with non-cancelable lease terms in excess of one year and other net purchase obligations/commitments at December 31, 2020:

	Purchased		Capital	Fuel and Gas	Long-term Service	Operating	Demand Side
(millions)	Power	Transportation(1)	Projects	Supply	Agreements	Leases	Management	Total
Year ended December 31:
2021	$10	$232	$237	$238	$11	$3	$4	$735
2022	0	232	76	41	13	3	3	368
2023	0	213	60	1	16	3	0	293
2024	0	207	0	0	16	3	0	226
2025	0	189	0	0	17	2	0	208
Thereafter	0	1,998	0	0	54	48	0	2,100
Total future minimum payments	$10	$3,071	$373	$280	$127	$62	$7	$3,930

(1)	As of December 31, 2020, $117 million is related to a gas transportation contract through 2040 between PGS and SeaCoast, a related party.

Financial Covenants

TEC must meet certain financial tests, including a debt to capital ratio, as defined in the applicable debt agreements. TEC has certain restrictive covenants in specific agreements and debt instruments. At December 31, 2020 and 2019, TEC was in compliance with all required financial covenants.

9. Revenue

The following disaggregates TEC’s revenue by major source:

(millions)	Tampa			Tampa Electric
For the year ended December 31, 2020	Electric	PGS	Eliminations	Company
Electric revenue
Residential	$1,018	$0	$0	$1,018
Commercial	506	0	0	506
Industrial	133	0	0	133
Regulatory deferrals and unbilled revenue	(25)	0	0	(25)
Other (1)	217	0	(4)	213
Total electric revenue	1,849	0	(4)	1,845
Gas revenue
Residential	0	158	0	158
Commercial	0	135	0	135
Industrial (2)	0	23	0	23
Other (3)	0	117	(6)	111
Total gas revenue	0	433	(6)	427
Total revenue	$1,849	$433	$(10)	$2,272
For the year ended December 31, 2019
Electric revenue
Residential	$1,046	$0	$0	$1,046
Commercial	562	0	0	562
Industrial	156	0	0	156
Regulatory deferrals and unbilled revenue	(49)	0	0	(49)
Other (1)	250	0	(4)	246
Total electric revenue	1,965	0	(4)	1,961
Gas revenue
Residential	0	154	0	154
Commercial	0	146	0	146
Industrial (2)	0	21	0	21
Other (3)	0	140	(18)	122
Total gas revenue	0	461	(18)	443
Total revenue	$1,965	$461	$(22)	$2,404
For the year ended December 31, 2018
Electric revenue
Residential	$1,067	$0	$0	$1,067
Commercial	582	0	0	582
Industrial	161	0	0	161
Regulatory deferrals and unbilled revenue	(2)	0	0	(2)
Other (1)	258	0	(3)	255
Total electric revenue	2,066	0	(3)	2,063
Gas revenue
Residential	0	157	0	157
Commercial	0	151	0	151
Industrial (2)	0	21	0	21
Other (3)	0	159	(27)	132
Total gas revenue	0	488	(27)	461
Total revenue	$2,066	$488	$(30)	$2,524

(1)    Other includes sales to public authorities, off-system sales to other utilities and various other items.

(2)    Industrial includes sales to power generation customers.

(3)    Other includes off-system sales to other utilities and various other items.

Remaining Performance Obligations

Remaining performance obligations primarily represent lighting contracts and gas transportation contracts with fixed contract terms.  As of December 31, 2020 and 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $135 million and $140 million, respectively. As allowed under ASC 606, this amount excludes contracts with an original expected length of one year or less and variable amounts for which TEC recognizes revenue at the amount to which it has the right to invoice for services performed. TEC expects to recognize revenue for the remaining performance obligations through 2033.

10. Related Party Transactions

A summary of activities between TEC and its affiliates follows:

Net transactions with affiliates:

(millions)	2020	2019	2018
Natural gas sales to/(from) affiliates	$(139)	$(111)	$(38)
Services received from affiliates	6	65	65
Dividends to TECO Energy	408	373	362
Equity contributions from TECO Energy	505	395	345

In 2019 and 2018, services received from affiliates primarily included shared services provided to TEC from TSI, TECO Energy’s centralized services company subsidiary. In December 2019, most TSI employees were transferred to Tampa Electric. The transfer of these employees to Tampa Electric did not materially impact shared service costs or the TEC Consolidated Statement of Income. In 2020, the shared service costs were not recorded through TSI but rather directly recorded in TEC’s O&M expenses on the TEC Consolidated Statement of Income.

Amounts due from or to affiliates at December 31,

(millions)	2020	2019
Accounts receivable related to asset management agreements to Emera Energy Services Inc. (1)	$4	$4
Accounts receivable excluding asset management agreements (1)	7	10
Accounts payable (1)	27	16
Taxes payable (2)	19	4
(1)	Accounts receivable and accounts payable were incurred in the ordinary course of business and do not bear interest.
(2)	Taxes payable were due to EUSHI. See Note 4 for additional information.

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

TEC is a public utility operating within the State of Florida and has two segments, Tampa Electric and PGS. Through its Tampa Electric division, it is engaged in the generation, purchase, transmission, distribution and sale of electric energy to approximately 792,500 customers in West Central Florida. Its PGS division is engaged in the purchase, distribution and marketing of natural gas for approximately 426,000 residential, commercial, industrial and electric power generation customers in the State of Florida.

	Tampa
(millions)	Electric	PGS	Eliminations		TEC
2020
Revenues - external	$1,845	$427	$0		$2,272
Sales to affiliates	4	6	(10)		0
Total revenues	1,849	433	(10)		2,272
Depreciation and amortization	339	45	0		384
Total interest charges	113	17	0		130
Provision for income taxes	66	16	0		82
Net income	372	52	0		424
Total assets	9,800	1,901	(653)	(1)	11,048
Capital expenditures	1,028	333	0		1,361
2019
Revenues - external	$1,961	$443	$0		$2,404
Sales to affiliates	4	18	(22)		0
Total revenues	1,965	461	(22)		2,404
Depreciation and amortization	336	41	0		377
Total interest charges	117	17	0		134
Provision for income taxes	59	18	0		77
Net income	316	54	0		370
Total assets	9,007	1,593	(593)	(1)	10,007
Capital expenditures	1,055	228	0		1,283
2018
Revenues - external	$2,063	$461	$0		$2,524
Sales to affiliates	3	27	(30)		0
Total revenues	2,066	488	(30)		2,524
Depreciation and amortization	312	60	0		372
Total interest charges	102	16	0		118
Provision for income taxes	65	16	0		81
Net income	294	47	0		341
Total assets	8,235	1,407	(487)	(1)	9,155
Capital expenditures	940	169	0		1,109

(1)	Amounts relate to consolidated deferred tax reclassifications. Deferred tax assets are reclassified and netted with deferred tax liabilities upon consolidation.

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

Reconciliation of beginning and ending carrying amount of asset retirement obligations:

	December 31,
(millions)	2020	2019
Beginning balance	$49	$64
Additional liabilities	8	0
Liabilities settled (1)	(19)	(18)
Other (2)	1	3
Ending balance	$39	$49

(1)

Tampa Electric produces ash and other by-products, collectively known as CCRs, at its Big Bend and Polk power stations. The decreases in the ARO in 2020 and 2019 are due to the closure of CCR management facilities.

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

TEC has certain contractual agreements that include lease and non-lease components, which management has elected to account for as a single lease component for all leases in which TEC is the lessee.

Lessee

TEC has operating leases for buildings, land, telecommunication services and rail cars. TEC’s leases have remaining lease terms of 1 year to 65years, some of which include options to extend the leases for up to an additional 65 years. These options are included as part of the lease term when it is considered reasonably certain that they will be exercised.

(millions)	Classification	December 31, 2020	December 31, 2019
Right-of-use asset	Other deferred debits	$26	$28
Lease liabilities
Current	Other current liabilities	$2	$2
Long-term	Deferred credits and other liabilities	25	27
Total lease liabilities		$27	$29

TEC has recorded operating lease expense for the year ended December 31, 2020 and 2019 of $4 million and $4 million, respectively.

Future minimum lease payments under non-cancellable operating leases for each of the next five years and in aggregate thereafter consisted of the following at December 31, 2020:

(millions)
Year ended December 31:	2021	2022	2023	2024	2025	Thereafter	Total
Minimum lease payments	$3	$3	$3	$3	$2	$48	$62
Less imputed interest							(35)
Total future minimum payments							$27

Additional information related to TEC’s leases is as follows:

Year ended December 31,	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases (millions)	$5	$3
Right-of-use assets obtained in exchange for lease obligations:
Operating leases (millions)	$0	$11
Weighted average remaining lease term (years)	43	43
Weighted average discount rate - operating leases	4.3%	4.3%

Lessor

TEC leases CNG stations to other companies, which are classified as direct finance leases. The net investment in direct finance leases consists of the following:

(millions)	December 31, 2020	December 31, 2019
Total minimum lease payments to be received	$31	$33
Less amounts representing estimated executory costs	(12)	(13)
Minimum lease payments receivable	$19	$20
Less unearned finance lease income	(10)	(11)
Net investment in direct finance and sales-type leases	$9	$9
Principal due within one year (included in "Receivables")	(2)	(2)
Net investment in direct finance and sales-type leases - long-term (included in "Other deferred debits")	$7	$7

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

As of December 31, 2020, future minimum direct finance lease payments to be received for each of the next five years and in aggregate thereafter consisted of the following:

(millions)
Year ended December 31:	2021	2022	2023	2024	2025	Thereafter	Total
Minimum lease payments to be received	$2	$2	$2	$2	$2	$21	$31
Less executory costs							(12)
Total minimum lease payments receivable							$19

14. Accounting for Derivative Instruments and Hedging Activities

From time to time, TEC enters into futures, forwards, swaps and option contracts for the following purposes:

•	To limit the exposure to price fluctuations for physical purchases and sales of natural gas in the course of normal operations, and
•	To optimize the utilization of Tampa Electric’s physical natural gas storage capacity and PGS’s firm transportation capacity on interstate pipelines.

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

On November 6, 2017, the FPSC approved an amended and restated settlement agreement filed by Tampa Electric, which included a provision for a moratorium on hedging of natural gas purchases ending on December 31, 2022 (see Note 3). TEC was hedging its exposure to the variability in future cash flows until November 30, 2018 for financial natural gas contracts. TEC had zero  and $1 million of derivative liabilities related to natural gas storage optimization as of December 31, 2020 and 2019, respectively, and zero derivative assets on its Consolidated Balance Sheets as of December 31, 2020 and 2019.

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

TEC’s physical contracts qualify for the NPNS exception to derivative accounting rules, provided they meet certain criteria. Generally, NPNS applies if TEC deems the counterparty creditworthy, if the counterparty owns or controls resources within the proximity to allow for physical delivery of the commodity, if TEC intends to receive physical delivery and if the transaction is reasonable in relation to TEC’s business needs. As of December 31, 2020, all of TEC’s physical contracts qualified for the NPNS exception, which was elected.

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

It is possible that volatility in commodity prices could cause TEC to have material credit risk exposures with one or more counterparties. If such counterparties fail to perform their obligations under one or more agreements, TEC could suffer a material financial loss. However, as of December 31, 2020, substantially all of the counterparties with transaction amounts outstanding in TEC’s derivative positions were either rated investment grade by the major rating agencies or held with affiliates. TEC assesses credit risk internally for counterparties that are not rated.

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

As of December 31, 2020 and 2019, the fair value of TEC’s short-term debt was not materially different from the carrying value due to the short-term nature of the instruments and because the stated rates approximate market rates. The fair value of TEC’s short-term debt is determined using Level 2 measurements.

See Note 5 and Consolidated Statements of Capitalization for information regarding the fair value of the pension plan investments and long-term debt, respectively.

16. Stock-Based Compensation

Performance Share Unit Plan

Emera has a performance share unit (PSU) plan.  The PSU liability is marked-to-market at the end of each period based on an average common share price at the end of the period. Emera common shares are traded on the Toronto Stock Exchange under the symbol EMA.

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

PSUs vest at the end of the three-year cycle and the payouts will be calculated and approved by the Emera Management Resources and Compensation Committee (MRCC) early in the following year.  The value of the payout considers actual service over the performance cycle and may be pro-rated in certain departure scenarios.

A summary of the activity related to TEC employee PSUs is presented in the following table:

		Weighted	Aggregate
	Number of	Average Grant	Intrinsic
	Units	Date Fair Value	Value
	(Thousands)	(Per Unit)	(Millions)
Outstanding as of December 31, 2019	504	$45.45	$28
Granted including DRIP	78	52.68	4
Exercised	(162)	45.41	9
Forfeited	(27)	46.08	0
Transferred	(3)	44.85	0
Outstanding as of December 31, 2020	390	46.87	21

Compensation cost recognized for the PSU plan for the years ended December 31, 2020, 2019 and 2018 was $8 million, $8 million and $4 million, respectively. Tax benefits related to this compensation cost for share units realized for the years ended December 31, 2020, 2019 and 2018 were $2 million, $2 million and $1 million, respectively. Cash payments made during the year ended December 31, 2020, 2019 and 2018 associated with the PSU plan were $9 million, zero and zero, respectively. As of December 31, 2020 and 2019, there was $5 million and $4 million, respectively, of unrecognized compensation cost related to non-vested PSUs that is expected to be recognized over a weighted-average period of two years.

17. Long-Term PPAs

In 2018, Tampa Electric had long-term PPAs with wholesale energy providers in Florida, which expired in December 2018. These agreements ranged in size from 121 MW to 250 MW of available capacity, were with similar entities and contained similar provisions. In 2019, Tampa Electric entered into a long-term PPA with a wholesale energy provider in Florida with up to 515 MW of available capacity, which expires in 2021. Because some of these provisions provide for the transfer or sharing of a number of risks inherent in the generation of energy, these agreements meet the definition of being variable interests. These risks include: operating and maintenance, regulatory, credit, commodity/fuel and energy market risk. Tampa Electric reviewed these risks and determined that the owners of these entities retain the majority of these risks over the expected life of the underlying generating assets, have the power to direct the most significant activities, and have the obligation or right to absorb losses or benefits. As a result, Tampa Electric was not the primary beneficiary and was not required to consolidate any of these entities. Tampa Electric purchased $36 million, $25 million and $15 million under these long-term PPAs for the three years ended December 31, 2020, 2019 and 2018, respectively.

TEC does not provide any material financial or other support to any of the variable interests it is involved with, nor is TEC under any obligation to absorb losses associated with these variable interests. Excluding the payments for energy under these contracts, TEC’s involvement with these variable interests does not affect its Consolidated Balance Sheets, Statements of Income or Cash Flows.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Conclusions Regarding Effectiveness of Disclosure Controls and Procedures.

TEC’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of TEC’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of the end of the period covered by this annual report, December 31, 2020 (Evaluation Date). Based on such evaluation, TEC’s principal executive officer and principal financial officer have concluded that, as of the Evaluation Date, TEC’s disclosure controls and procedures are effective.

Management’s Report on Internal Control over Financial Reporting.

TEC’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended. We conducted an evaluation of the effectiveness of TEC’s internal control over financial reporting as of December 31, 2020 based on the 2013 framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that TEC’s internal control over financial reporting was effective as of December 31, 2020.

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

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by Item 13 is omitted pursuant to General Instruction I(2) of Form 10-K.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Paid by TEC to the Independent Auditors

The following table presents fees for professional audit services and other services rendered by EY for the audit of TEC’s annual financial statements and other services for the years ended December 31, 2020 and 2019, respectively.

	2020	2019
Audit fees	$403,300	$550,300
Tax fees
Tax compliance fees	0	15,000
Total	$403,300	$565,300

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

Tampa Electric Company Financial Statements

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets at December 31, 2020 and 2019

Consolidated Statements of Income and Comprehensive Income for the Years Ended December 31, 2020, 2019 and 2018

Consolidated Statements of Cash Flows for the Years Ended December 31, 2020, 2019 and 2018

Consolidated Statements of Capitalization for the Years Ended December 31, 2020 and 2019

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

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

TAMPA ELECTRIC COMPANY

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

For the Years Ended December 31, 2020, 2019 and 2018

(millions)

	Balance at	Additions			Balance at
	Beginning	Charged to	Other	Payments &	End of
	of Period	Income	Charges	Deductions (1)	Period
Allowance for Credit Losses:
2020	$2	$9	$0	$4	$7
2019	$2	$5	$0	$5	$2
2018	$1	$7	$0	$6	$2

(1)	Write-off of individual bad debt accounts

LIST OF EXHIBITS

Exhibit No.	Description

3.1	Restated Articles of Incorporation of Tampa Electric Company, as amended on November 30, 1982 (Exhibit 3 to Registration Statement No. 2-70653 of Tampa Electric Company). (P)	*

3.2	Bylaws of Tampa Electric Company, as amended effective February 2, 2011 (Exhibit 3.4, Form 10-K for 2010 of Tampa Electric Company).	*

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

*

10.1	TECO Energy Group Supplemental Executive Retirement Plan, as amended and restated as of November 1, 2007 (Exhibit 10.1, Form 10-K for 2007 of Tampa Electric Company).	*

10.2	TECO Energy Group Supplemental Disability Income Plan, dated as of March 20, 1989 (Exhibit 10.22, Form 10-K for 1988 of TECO Energy, Inc.). (P)	*

10.3	TECO Energy Group Supplemental Benefits Trust Agreement effective as of January 1, 2020 (Exhibit 10.4, Form 10-K for 2019 of Tampa Electric Company).	*

10.4	TECO Energy Group Benefit Restoration Plan dated as of November 13, 2015 (Exhibit 10.4, Form 10-K for 2015 of Tampa Electric Company).	*

10.5	Insurance Agreement dated as of January 5, 2006 between Tampa Electric Company and Ambac Assurance Corporation (Exhibit 10.1, Form 8-K dated January 19, 2006 of Tampa Electric Company).	*

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

*

10.11

Master Lenders’ Amendment and Consent dated as of December 19, 2019 to the Fifth Amended and Restated Credit Agreement dated as of March 22, 2017, among Tampa Electric Company, as Borrower, with Wells Fargo Bank, National Association, as Administrative Agent, and the Lenders and LC Issuing Banks party thereto (Exhibit 10.12, Form 10-K for 2019 of Tampa Electric Company).

*

10.12

Credit Agreement dated as of February 6, 2020, among Tampa Electric Company, as Borrower, Wells Fargo Bank, National Association, as Administrative Agent, and the Lenders party thereto (Exhibit 10.1, Form 8-K dated February 6, 2020 of Tampa Electric Company).

*

10.13

Amendment No. 4 dated as of July 14, 2020 to Loan and Servicing Agreement dated as of March 24, 2015, between Tampa Electric Company, as the Servicer, and TEC Receivables Corp., as the Borrower, certain lenders named therein, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Program Agent (Exhibit 10.1, Form 10-Q for the quarter ended June 30, 2020 of Tampa Electric Company).

*

10.14

Amendment No. 5 dated as of October 30, 2020 to Loan and Servicing Agreement dated as of March 24, 2015, between Tampa Electric Company, as the Servicer, and TEC Receivables Corp., as the Borrower, certain lenders named therein, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Program Agent (Exhibit 10.1, Form 10-Q for the quarter ended September 30, 2020 of Tampa Electric Company).

*

10.15

Amendment No. 1 dated January 29, 2021 to Credit Agreement dated as of February 6, 2020, among Tampa Electric Company, as Borrower, Wells Fargo Bank, National Association, as Administrative Agent, and the Lenders party thereto.

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

TAMPA ELECTRIC COMPANY

Dated: February 16, 2021	By:	/s/ Nancy Tower
Nancy Tower
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on February 16, 2021:

Title

/s/ Nancy Tower	President and Chief Executive Officer
Nancy Tower	(Principal Executive Officer)

/s/ Gregory W. Blunden	Senior Vice President-Finance and Accounting and Chief Financial Officer (Chief Accounting Officer)
Gregory W. Blunden	(Principal Financial and Accounting Officer)

Signature	Title
/s/ Scott Balfour	Chairman of the Board and Director	/s/ Ana-Marie Codina Barlick	Director
Scott Balfour		Ana-Marie Codina Barlick
/s/ Robert R. Bennett	Director	/s/ Jacqueline Bradley	Director
Robert R. Bennett		Jacqueline Bradley

/s/ Patrick J. Geraghty	Director	/s/ Pamela D. Iorio	Director
Patrick J. Geraghty		Pamela D. Iorio
/s/ Rhea F. Law	Director	/s/ Daniel Muldoon	Director
Rhea F. Law		Daniel Muldoon
/s/ Ralph Tedesco	Director	/s/ Rasesh Thakkar	Director
Ralph Tedesco		Rasesh Thakkar
/s/ Nancy Tower	Director	/s/ Will Weatherford	Director
Nancy Tower		Will Weatherford

Supplemental Information to Be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

No annual report or proxy material has been sent to Tampa Electric Company’s security holders because all of its equity securities are held by TECO Energy, Inc.