Form 10-Q
period 2021-03-31
TAMPA ELECTRIC CO
filed 2021-05-12
CIK 96271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 10, 2021, there were 10 shares of Tampa Electric Company’s common stock issued and outstanding, all of which were held, beneficially and of record, by TECO Energy, Inc.

Tampa Electric Company meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format specified in General Instruction H(2) of Form 10-Q.

ACRONYMS

Acronyms used in this and other filings with the U.S. Securities and Exchange Commission in 2021 and 2020 include the following:

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

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

This Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties. The factors that could cause actual results to differ materially from the forward-looking statements made by TEC include those factors discussed herein, including those factors discussed with respect to TEC discussed in (1) TEC’s 2020 Annual Report on Form 10-K in (a) Part I, Item 1A. Risk Factors, (b) Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and (c) Part II, Item 8. Financial Statements: Note 8, Commitments and Contingencies; (2) this Quarterly Report on Form 10-Q in (a) Part 1, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and (b) Part 1, Item 1. Financial Statements: Note 8, Commitments and Contingencies, and (3) other factors discussed in filings with the SEC by TEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which apply only as of the date of this Report. TEC does not undertake any obligation to publicly release any revision to its forward-looking statements to reflect events or circumstances after the date of this Form 10-Q.

All references to “dollars” and “$” in this and other filings with the U.S. Securities and Exchange Commission are references to U.S. dollars, unless specifically indicated otherwise.

TAMPA ELECTRIC COMPANY

Consolidated Condensed Balance Sheets

Unaudited

Assets	March 31,	December 31,
(millions)	2021	2020
Property, plant and equipment
Utility plant
Electric	$11,646	$11,486
Gas	2,407	2,332
Utility plant, at original costs	14,053	13,818
Accumulated depreciation	(3,792)	(3,712)
Utility plant, net	10,261	10,106
Other property	14	14
Total property, plant and equipment, net	10,275	10,120

Current assets
Cash and cash equivalents	14	10
Receivables, less allowance for credit losses of $7 and $7 at March 31, 2021 and December 31, 2020, respectively	225	219
Due from affiliates	8	11
Inventories, at average cost
Fuel	22	26
Materials and supplies	108	107
Regulatory assets	64	79
Prepayments and other current assets	15	10
Total current assets	456	462

Deferred debits
Regulatory assets	416	406
Other	61	60
Total deferred debits	477	466
Total assets	$11,208	$11,048

The accompanying notes are an integral part of the consolidated condensed financial statements.

 TAMPA ELECTRIC COMPANY

Consolidated Condensed Balance Sheets - continued

Unaudited

Liabilities and Capitalization	March 31,	December 31,
(millions)	2021	2020
Capitalization
Common stock	$4,045	$3,890
Accumulated other comprehensive loss	(1)	(1)
Retained earnings	331	327
Total capital	4,375	4,216
Long-term debt	3,386	2,594
Total capitalization	7,761	6,810

Current liabilities
Long-term debt due within one year	278	278
Notes payable	10	775
Accounts payable	247	321
Due to affiliates	45	46
Customer deposits	130	130
Regulatory liabilities	62	67
Accrued interest	45	13
Accrued taxes	40	22
Other	48	57
Total current liabilities	905	1,709

Long-term liabilities
Deferred income taxes	789	783
Regulatory liabilities	1,190	1,194
Investment tax credits	237	216
Deferred credits and other liabilities	326	336
Total long-term liabilities	2,542	2,529

Commitments and Contingencies (see Note 8)

Total liabilities and capitalization	$11,208	$11,048

The accompanying notes are an integral part of the consolidated condensed financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Condensed Statements of Income and Comprehensive Income

Unaudited

	Three months ended March 31,
(millions)	2021	2020
Revenues
Electric	$446	$420
Gas	153	127
Total revenues	599	547
Expenses
Fuel	109	101
Purchased power	18	2
Cost of natural gas sold	50	42
Operations and maintenance	128	134
Depreciation and amortization	106	97
Taxes, other than income	54	51
Total expenses	465	427
Income from operations	134	120
Other income
Allowance for equity funds used during construction	10	6
Other income, net	1	1
Total other income	11	7
Interest charges
Interest expense	38	37
Allowance for borrowed funds used during construction	(5)	(3)
Total interest charges	33	34
Income before provision for income taxes	112	93
Provision for income taxes	20	16
Net income	$92	$77
Comprehensive income	$92	$77

The accompanying notes are an integral part of the consolidated condensed financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Condensed Statements of Cash Flows

Unaudited

	Three months ended March 31,
(millions)	2021	2020
Cash flows from operating activities
Net income	$92	$77
Adjustments to reconcile net income to cash from operating activities:
Depreciation and amortization	106	97
Deferred income taxes and investment tax credits	22	31
Allowance for equity funds used during construction	(10)	(6)
Deferred recovery clauses	(3)	38
Receivables, less allowance for credit losses	(3)	(7)
Inventories	3	9
Taxes accrued	15	1
Interest accrued	32	31
Accounts payable	(62)	(52)
Regulatory assets and liabilities	0	(12)
Other	(12)	(15)
Cash flows from operating activities	180	192
Cash flows used in investing activities
Capital expenditures	(270)	(324)
Net proceeds from sale of assets	0	6
Cash flows used in investing activities	(270)	(318)
Cash flows from financing activities
Equity contributions from Parent	155	145
Proceeds from long-term debt issuance	792	0
Net increase (decrease) in short-term debt (maturities of 90 days or less)	(465)	(244)
Proceeds from other short-term debt (maturities over 90 days)	0	300
Repayment of other short-term debt (maturities over 90 days)	(300)	0
Dividends to Parent	(88)	(73)
Cash flows from financing activities	94	128
Net increase in cash and cash equivalents	4	2
Cash and cash equivalents at beginning of period	10	14
Cash and cash equivalents at end of period	$14	$16
Supplemental disclosure of non-cash activities
Change in accrued capital expenditures	$(12)	$(2)

The accompanying notes are an integral part of the consolidated condensed financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Condensed Statements of Capital

Unaudited

				Accumulated
				Other
		Common	Retained	Comprehensive	Total
(millions, except share amounts)	Shares	Stock	Earnings	Loss	Capital
Three months ended March 31, 2021
Balance, December 31, 2020	10	3,890	$327	$(1)	$4,216
Net income			92		92
Equity contributions from Parent		155			155
Dividends to Parent			(88)		(88)
Balance, March 31, 2021	$10	$4,045	$331	$(1)	$4,375

Three months ended March 31, 2020
Balance, December 31, 2019	10	3,385	$311	$(1)	$3,695
Net income			77		77
Equity contributions from Parent		145			145
Dividends to Parent			(73)		(73)
Other			1		1
Balance, March 31, 2020	10	$3,530	$316	$(1)	$3,845

The accompanying notes are an integral part of the consolidated condensed financial statements.

TAMPA ELECTRIC COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

UNAUDITED

1. Summary of Significant Accounting Policies

See TEC’s Annual Report on Form 10-K for the year ended December 31, 2020 for a complete discussion of accounting policies. The significant accounting policies for TEC include:

Principles of Consolidation and Basis of Presentation

TEC is a wholly owned subsidiary of TECO Energy, which is an indirect, wholly owned subsidiary of Emera. TEC is comprised of the electric division, referred to as Tampa Electric, and the natural gas division, referred to as PGS.

Intercompany balances and transactions within the divisions have been eliminated in consolidation. In the opinion of management, the unaudited consolidated condensed financial statements include all adjustments that are of a recurring nature and necessary to state fairly the financial position of TEC as of March 31, 2021 and December 31, 2020, and the results of operations and cash flows for the periods ended March 31, 2021 and 2020. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results that can be expected for the entire fiscal year ending December 31, 2021.

The use of estimates is inherent in the preparation of financial statements in accordance with U.S. GAAP. Actual results could differ from these estimates. The year-end Consolidated Condensed Balance Sheet was derived from audited financial statements; however, this quarterly report on Form 10-Q does not include all year-end disclosures required for an annual report on Form 10-K by U.S. GAAP.

Since 2020, the outbreak of the novel strain of coronavirus, specifically identified as COVID-19, has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. While management considered the impact of the COVID-19 pandemic in TEC’s estimates and results, the financial statements as of March 31, 2021 and December 31, 2020 and for the three months ended March 31, 2021 and 2020 were not materially impacted by the COVID-19 pandemic. However, it is not possible to reliably estimate the length and severity of the COVID-19 pandemic and the impact on the financial results and condition of TEC in future periods.

Receivables and Allowance for Credit Losses

Receivables from contracts with customers, which consist of services to residential, commercial, industrial and other customers, were $220 million and $214 million as of March 31, 2021 and December 31, 2020, respectively. An allowance for credit losses is established based on TEC’s collection experience and reasonable and supportable forecasts that affect the collectibility of the reported amount. Circumstances that could affect Tampa Electric’s and PGS’s estimates of credit losses include, but are not limited to, customer credit issues, generating fuel prices, customer deposits and general economic conditions, including the impacts of the COVID-19 pandemic. Accounts are reserved in the allowance or written off once they are deemed to be uncollectible.

As of March 31, 2021 and December 31, 2020, unbilled revenues of $74 million and $73 million, respectively, are included in the “Receivables” line item on the Consolidated Condensed Balance Sheets.

Accounting for Franchise Fees and Gross Receipts

Tampa Electric and PGS are allowed to recover certain costs from customers on a dollar-for-dollar basis through rates approved by the FPSC. The amounts included in customers’ bills for franchise fees and gross receipt taxes are included as revenues on the Consolidated Condensed Statements of Income. Franchise fees and gross receipt taxes payable by Tampa Electric and PGS are included as an expense on the Consolidated Condensed Statements of Income in “Taxes, other than income”. These amounts totaled $29 million and $27 million for the three months ended March 31, 2021 and 2020, respectively.

2. New Accounting Pronouncements

TEC considers the applicability and impact of all ASUs issued by the FASB. The ASUs that have been issued, but that are not yet effective, are consistent with those disclosed in TEC’s Annual Report on Form 10-K for the year ended December 31, 2020.

3. Regulatory

Tampa Electric Base Rates

On September 27, 2017, Tampa Electric filed with the FPSC an amended and restated settlement agreement that replaced the existing 2013 base rate settlement agreement and extended it another four years through December 31, 2021. The FPSC approved the agreement on November 6, 2017.

The amended agreement provides for SoBRAs for TEC’s investments in up to 600 MW of cost-effective solar generation. Tampa Electric has invested approximately $850 million during 2017 through 2021 related to 600 MW of solar projects recoverable under the SoBRAs, and AFUDC was accrued during construction.

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

   On April 9, 2021, Tampa Electric requested a base rate increase, reflecting increased revenue requirements of  $295 million, effective January 1, 2022. Tampa Electric’s proposed 2022 rates include recovery for the costs of the first phase of the Big Bend modernization project, 225 MW of utility-scale solar projects, the AMI investment, and accelerated recovery of the remaining net book value of retiring coal and other assets. Tampa Electric also requested approval for Generation Base Rate Adjustments for 2023 and 2024 that total approximately $130 million to recover the remaining investments in the Big Bend modernization project and additional utility-scale solar projects in subsequent years. A decision by the FPSC is expected by the end of 2021.

Tampa Electric Big Bend Modernization Project

Tampa Electric expects to invest approximately $850 million during 2018 through 2023 to modernize the Big Bend Power Station, of which approximately $574 million has been invested through March 31, 2021. The Big Bend modernization project will repower Big Bend Unit 1 with natural gas combined-cycle technology and eliminate coal as this unit’s fuel. As part of the Big Bend modernization project, on June 1, 2020, Tampa Electric retired the Unit 1 components that will not be used in the modernized plant. At March 31, 2021 and December 31, 2020, Tampa Electric’s balance sheet included $200 million  in electric utility plant and $89 million and $88 million, respectively, in accumulated depreciation related to Unit 1 components. In accordance with Tampa Electric’s 2017 settlement agreement approved by the FPSC, Tampa Electric will continue to account for its existing investment in Unit 1 in electric utility plant and depreciate the assets using the current depreciation rates until the FPSC approves Tampa Electric’s next depreciation and dismantlement study. In addition, Tampa Electric plans to retire Big Bend Unit 2 in 2021 as part of the Big Bend modernization project. In accordance with Tampa Electric’s 2017 settlement agreement, Tampa Electric was not required to request an asset recovery schedule for retired assets until the next depreciation study. On December 30, 2020, Tampa Electric filed a depreciation and dismantlement study and request for capital recovery schedule with the FPSC.

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

The June 9, 2020 settlement agreement approved by the FPSC described above also included approval of Tampa Electric’s petition to eliminate its $16 million accumulated amortization reserve surplus for intangible software assets through a credit to amortization expense in 2020.

PGS Base Rates

PGS’s 2020 base rates were established in 2009. In accordance with its 2017 settlement agreement, PGS had an allowed regulatory ROE range of 9.25% to 11.75%, reduced annual depreciation expense by $16 million, and accelerated the amortization of the regulatory asset associated with environmental remediation costs by $32 million over the period 2016 through 2020.

On June 8, 2020, PGS filed a petition for an increase in rates and service charges effective January 2021. On November 19, 2020, the FPSC approved a settlement agreement filed by PGS. The settlement agreement allows for an increase in base rates by $58 million annually effective January 2021, which is a $34 million increase in revenue and $24 million increase of revenues previously recovered through the cast iron and bare steel replacement rider. This settlement agreement includes an allowed regulatory ROE range of 8.90% to 11.00% with a 9.90% midpoint. It provides PGS the ability to reverse a total of $34 million of accumulated depreciation through 2023 and sets new depreciation rates effective January 1, 2021 that are consistent with PGS’s current overall average depreciation rate. Under the agreement, base rates are frozen from January 1, 2021 to December 31, 2023, unless its earned ROE were to fall below 8.90% before that time with an allowed equity in the capital structure of 54.7% from investor sources of capital. The settlement agreement further addresses tax rate changes. The agreement contains a provision whereby PGS agrees to quantify the future impact of a decrease in tax rates on net operating income through a reduction in base revenues within 120 days of when such tax change becomes law. If on the contrary, tax legislation results in a tax rate increase, PGS can establish a regulatory asset to neutralize the impact of the increase in income tax rate to be addressed in a future proceeding and with recovery beginning no sooner than January 2024.

Regulatory Assets and Liabilities

Details of the regulatory assets and liabilities are presented in the following table:

Regulatory Assets and Liabilities
(millions)	March 31, 2021	December 31, 2020
Regulatory assets:
Regulatory tax asset (1)	$96	$90
Cost-recovery clauses (2)	35	38
Environmental remediation (3)	23	22
Postretirement benefits (4)	303	309
Asset retirement obligation (5)	12	13
Other	11	13
Total regulatory assets	480	485
Less: Current portion	64	79
Long-term regulatory assets	$416	$406
Regulatory liabilities:
Regulatory tax liability (6)	$691	$691
Cost-recovery clauses (2)	17	23
Accumulated reserve - cost of removal (7)	494	498
Storm reserve (8)	48	48
Other	2	1
Total regulatory liabilities	1,252	1,261
Less: Current portion	62	67
Long-term regulatory liabilities	$1,190	$1,194

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

4. Income Taxes

CARES Act

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into law. The CARES Act includes several business provisions including deferral in employer payroll taxes and an employee retention payroll tax credit. On December 27, 2020, the Consolidated Appropriations Act, 2021 (the 2021 Act) was signed into law. The 2021 Act provides for modifications and expansion of the employee retention payroll tax credit enacted under the CARES Act.  These Acts did not have a material impact to TEC’s financial statements.

American Rescue Plan Act of 2021

On March 11, 2021, the American Rescue Plan Act of 2021 (the Act) was signed into law. The Act includes an extension of the employee retention credit through December 31, 2021.  The Act did not have a material impact to TEC’s financial statements.

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

TEC’s effective tax rates for the three months ended March 31, 2021 and 2020 were 17.9% and 17.2%, respectively. The March 31, 2021 and 2020 effective tax rates are an estimate of the annual effective income tax rate. TEC’s effective tax rate for the three months ended March 31, 2021 and 2020 differed from the statutory rate principally due to the amortization of the regulatory tax liability resulting from tax reform. See Note 3 for further information regarding the regulatory tax liability.

Unrecognized Tax Benefits

As of March 31, 2021 and December 31, 2020, the amount of unrecognized tax benefits was $5 million and $9 million, respectively, all of which was recorded as a reduction of deferred income tax assets for tax credit carryforwards. TEC’s unrecognized federal tax benefits decreased in the first quarter of 2021 by approximately $5 million due to the settlement of its 2016 federal IRS Appeals R&D tax credits issue. TEC had $5 million and $9 million of unrecognized tax benefits at March 31, 2021 and December 31, 2020, that, if recognized, would reduce TEC’s effective tax rate.

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

TECO Energy Benefit Cost
(millions)	Pension Benefits		Other Postretirement Benefits
Three months ended March 31,	2021	2020	2021	2020
Components of net periodic benefit cost
Service cost	$5	$5	$0	$0
Interest cost	5	7	1	1
Expected return on assets	(13)	(13)	0	0
Amortization of:
Actuarial loss (gain)	6	5	1	0
Net periodic benefit cost	$3	$4	$2	$1

TEC’s portion of the net periodic benefit cost for the three months ended March 31, 2021 and 2020, respectively, was $3 million and $3 million for pension benefits, and $2 million and $2 million for other postretirement benefits. TEC’s portion of net periodic benefit costs for pension and other benefits is included as an expense on the Consolidated Condensed Statements of Income in “Operations & maintenance”.

TECO Energy assumed a long-term EROA of 6.70% and a discount rate of 2.38% for pension benefits under its qualified pension plan for 2021. For TECO Energy’s other postretirement benefits, TECO Energy used a discount rate of 2.47% for 2021.

TECO Energy made contributions of $5 million to its qualified pension plan in each of the three months ended March 31, 2021 and 2020. TEC’s portion of these contributions was $4 million in each period. TECO Energy expects to make contributions to the pension plan of $16 million for the remainder of 2021. TEC estimates its portion of the remaining 2021 contribution to be $13 million.

Included in the benefit cost discussed above, for the three months ended March 31, 2021, $6 million of unamortized prior service benefits and costs and actuarial gains and losses were reclassified by TEC from regulatory assets to the Consolidated Condensed Statement of Income, compared with $4 million for the three months ended March 31, 2020.

6. Short-Term Debt

Details of TEC’s credit facilities and related borrowings are presented in the following table:

	March 31, 2021			December 31, 2020
			Letters			Letters
	Credit	Borrowings	of Credit	Credit	Borrowings	of Credit
(millions)	Facilities	Outstanding (1)	Outstanding	Facilities	Outstanding (1)	Outstanding
5-year facility (2)	$800	$10	$1	$800	$345	$1
3-year accounts receivable facility (3)	0	0	0	150	130	0
1-year term facility (4)	0	0	0	300	300	0
Total	$800	$10	$1	$1,250	$775	$1
(1)	Borrowings outstanding are reported as notes payable.
(2)	This 5-year facility matures March 22, 2023.
(3)	This 3-year facility matured on March 22, 2021.
(4)	This 1-year term facility was terminated on March 23, 2021.

At March 31, 2021, the credit facility required a commitment fee of 12.5  basis points. The weighted-average interest rate on outstanding amounts payable under the credit facilities at March 31, 2021 and December 31, 2020 was 0.99% and 0.89%, respectively.

Accounts Receivable Facility

On July 14, 2020 and October 30, 2020, TEC amended its $150 million accounts receivable collateralized borrowing facility (Loan Agreement) in order to change certain performance ratios. The amended Loan Agreement was effective as of June 30, 2020 and September 30, 2020. On March 22, 2021, this agreement matured and terminated.

Non Revolving Term Loan

On February 6, 2020, TEC entered into a 364-day, $300 million credit agreement with a group of banks. The credit agreement had a maturity date of February 4, 2021; contained customary representations and warranties, events of default, and financial and other covenants; and provided for interest to accrue at variable rates based on either the London interbank deposit rate, Wells Fargo Bank’s prime rate, or the federal funds rate, plus a margin. On January 29, 2021, TEC extended the maturity date of the agreement to April 29, 2021. On March 23, 2021, this loan was repaid and terminated.

5-Year Credit Facility

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

7. Long-Term Debt

Fair Value of Long-Term Debt

At March 31, 2021, TEC’s long-term debt, including the current portion, had a carrying amount of $3,664 million and an estimated fair market value of $4,136 million. At December 31, 2020, TEC’s total long-term debt, including the current portion, had a carrying amount of $2,872 million and an estimated fair market value of $3,597 million. The fair value of the debt securities is determined using Level 2 measurements (see Note 11 for information regarding the fair value hierarchy).

Tampa Electric Company 2.40% Notes due 2031 and 3.45% Notes due 2051

On March 18, 2021, TEC completed a sale of (i) $400 million aggregate principal amount of 2.40% Notes due March 15, 2031 (the 2031 Notes) and (ii) $400 million aggregate principal amount of 3.45% Notes due March 15, 2051 (the 2051 Notes, and collectively, the Notes). Until December 15, 2030, in the case of the 2031 Notes, or September 15, 2050, in the case of the 2051 Notes, TEC may redeem all or any part of such series of Notes at its option at a redemption price equal to the greater of (i) 100% of the principal amount of such series of Notes to be redeemed or (ii) the sum of the present values of the remaining payments of principal and interest on the Notes to be redeemed that would be due if the Notes matured on (a) December 15, 2030, in the case of the 2031 Notes, discounted to the redemption date on a semiannual basis at the applicable treasury rate (as defined in the Indenture), plus 15 basis points, or (b) September 15, 2050, in the case of the 2051 Notes, discounted to the redemption date on a semiannual basis at the applicable treasury rate, plus 20 basis points; in either case, the redemption price would include accrued and unpaid interest to the redemption date. At any time on or after December 15, 2030, in the case of the 2031 Notes or September 15, 2050, in the case of the 2051 Notes, TEC may, at its option, redeem such series of the Notes, in whole or in part, at 100% of the principal amount of such series of the Notes being redeemed plus accrued and unpaid interest thereon to, but excluding, the date of redemption.

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

Superfund and Former Manufactured Gas Plant Sites

TEC, through its Tampa Electric and PGS divisions, is a PRP for certain superfund sites and, through its PGS division, for certain former MGP sites. While the joint and several liability associated with these sites presents the potential for significant response costs, as of March 31, 2021 and December 31, 2020, TEC has estimated its ultimate financial liability to be $17 million , primarily at PGS. This amount has been accrued and is primarily reflected in the long-term liability section under “Deferred credits and other liabilities” on the Consolidated Condensed Balance Sheets. The environmental remediation costs associated with these sites are expected to be paid over many years.

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

Long-Term Commitments

TEC has commitments for various purchases as disclosed below, including payment obligations under contractual agreements for fuel, fuel transportation and power purchases that are recovered from customers under regulatory clauses. The following is a schedule of future payments under PPAs, minimum lease payments with non-cancelable lease terms in excess of one year, and other net purchase obligations/commitments at March 31, 2021:

					Long-term		Demand
	Purchased		Capital	Fuel and	Service	Operating	Side
(millions)	Power	Transportation	Projects	Gas Supply	Agreements	Leases	Management	Total

2021	$35	$175	$300	$197	$10	$2	$3	$722
2022	0	233	75	42	12	3	3	368
2023	0	212	57	1	15	3	0	288
2024	0	207	0	0	15	3	0	225
2025	0	188	0	0	16	2	0	206
Thereafter	0	1,998	0	0	54	48	0	2,100
Total future minimum payments	$35	$3,013	$432	$240	$122	$61	$6	$3,909

Debt Covenants

TEC must meet certain financial tests, including a debt to capital ratio, as defined in the applicable debt agreements and has certain restrictive covenants in specific agreements and debt instruments. At March 31, 2021, TEC was in compliance with all required covenants.

9. Segment Information

(millions)	Tampa				Tampa Electric
Three months ended March 31,	Electric	PGS	Eliminations		Company
2021
Revenues - external	$446	$153	$0		$599
Intracompany sales	1	2	(3)		0
Total revenues	447	155	(3)		599
Total interest charges	28	5	0		33
Net income	$65	$27	$0		$92
2020
Revenues - external	$420	$127	$0		$547
Intracompany sales	1	2	(3)		0
Total revenues	421	129	(3)		547
Total interest charges	30	4	0		34
Net income	$59	$18	$0		$77
Total assets at March 31, 2021	$9,909	$1,968	$(669)	(1)	$11,208
Total assets at December 31, 2020	$9,800	$1,901	$(653)	(1)	$11,048

(1)	Amounts primarily relate to consolidated deferred tax reclassifications. Deferred tax assets are reclassified and netted with deferred tax liabilities upon consolidation.

10. Revenue

The following disaggregates TEC’s revenue by major source:

(millions)	Tampa			Tampa Electric
Three months ended March 31, 2021	Electric	PGS	Eliminations	Company
Electric revenue
Residential	$232	$0	$0	$232
Commercial	126	0	0	126
Industrial	37	0	0	37
Regulatory deferrals and unbilled revenue	(2)	0	0	(2)
Other (1)	54	0	(1)	53
Total electric revenue	447	0	(1)	446
Gas revenue
Residential	0	67	0	67
Commercial	0	53	0	53
Industrial (2)	0	6	0	6
Other (3)	0	29	(2)	27
Total gas revenue	0	155	(2)	153
Total revenue	$447	$155	$(3)	$599
Three months ended March 31, 2020
Electric revenue
Residential	$205	$0	$0	$205
Commercial	125	0	0	125
Industrial	37	0	0	37
Regulatory deferrals and unbilled revenue	(2)	0	0	(2)
Other (1)	56	0	(1)	55
Total electric revenue	421	0	(1)	420
Gas revenue
Residential	0	48	0	48
Commercial	0	41	0	41
Industrial (2)	0	6	0	6
Other (3)	0	34	(2)	32
Total gas revenue	0	129	(2)	127
Total revenue	$421	$129	$(3)	$547

(1) Other electric revenue includes sales to public authorities, off-system sales to other utilities and various other items.
(2) Industrial gas revenue includes sales to power generation customers.
(3) Other gas revenue includes off-system sales to other utilities and various other items.

Remaining Performance Obligations

Remaining performance obligations primarily represent lighting contracts and gas transportation contracts with fixed contract terms. As of March 31, 2021 and December 31, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $131 million and $135 million, respectively. As allowed under ASC 606, these amounts exclude contracts with an original expected length of one year or less and variable amounts for which TEC recognizes revenue at the amount to which it has the right to invoice for services performed. TEC expects to recognize revenue for the remaining performance obligations through 2033.

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

As of March 31, 2021 and December 31, 2020, the carrying value of TEC’s short-term debt was not materially different from the fair value due to the short-term nature of the instruments and because the stated rates approximate market rates. The fair value of TEC’s short-term debt is determined using Level 2 measurements. See Note 7 for information regarding the fair value of long-term debt.

Item 2.	MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS

Earnings Summary - Unaudited

	Three months ended March 31,
(millions)	2021	2020
Revenues
Tampa Electric	$447	$421
PGS	155	129
Eliminations	(3)	(3)
TEC	$599	$547

Net income
Tampa Electric	$65	$59
PGS	27	18
TEC	$92	$77

Operating Results

First quarter 2021 net income was $92 million, compared to $77 million in the first quarter of 2020. First quarter 2021 results were impacted by higher base revenues at PGS, lower O&M expense at Tampa Electric and higher AFUDC, partially offset by higher depreciation expense. See Operating Company Results below for further detail.

COVID-19 Pandemic

During 2021 and 2020, the ongoing COVID-19 pandemic has affected the service territories in which TEC operates. To date, the COVID-19 pandemic has not had a material financial impact on TEC’s earnings. TEC provides essential services and continues to operate and meet customer demand. TEC’s top priority continues to be the health and safety of its customers and employees. Management continues to closely monitor developments related to the COVID-19 pandemic.

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

TEC is working with customers on relief initiatives in response to the effect of the pandemic on customers’ ability to make payments and the need for continued service. These initiatives included the temporary suspension of disconnection for non-payment of bills in the second quarter and a portion of the third quarter of 2020 and the continued development of payment arrangements where necessary. In 2020, TEC experienced an increase in the aging of customer receivables resulting from the temporary suspension of disconnections. This trend has begun to reverse as disconnection processes resumed on September 14, 2020. To date, customer defaults as a result of bankruptcies have not been material. As of the three months ended March 31, 2021, adjustments to the allowance for credit losses have increased but have not had a material impact on the financial statements. TEC is continuing to monitor customer accounts and to work with customers on payment arrangements.

The extent of the future impact of the COVID-19 pandemic on TEC’s financial results and business operations is uncertain at this time and will depend on future developments, including the duration and severity of the pandemic, further potential government actions, timing and effectiveness of vaccinations, future economic activity and energy usage. TEC plans to complete its capital investment plans and continue to reliably and safely serve its customers. Capital project delays and supply chain disruptions have been immaterial to date but, depending on the duration of the COVID-19 pandemic, forecasted capital expenditures may be delayed due to supply chain disruptions, travel restrictions or the deferral of non-essential capital work. TEC currently expects to continue to have adequate liquidity given its cash position, existing bank facilities and access to capital but will continue to monitor the impact of the COVID-19 pandemic on future cash flows. Refer to Liquidity and Capital Resources for further details.

Operating Company Results

Amounts included in the operating company discussions below are pre-tax, except net income and income taxes.

Electric Division

Tampa Electric’s net income for the first quarter of 2021 was $65 million, compared with $59 million for the same period in 2020. Results primarily reflected lower O&M expense and higher AFUDC, partially offset by lower base revenues and higher depreciation expense. Base revenues are energy sales excluding revenues from clauses, gross receipts taxes and franchise fees. Clauses, gross receipts taxes and franchise fees do not have a material effect on net income as these revenues substantially represent a dollar-for-dollar recovery of clause and other pass-through costs.

Revenues were $26 million higher than in the same period in 2020 primarily driven by higher fuel recovery clause revenue as a result of higher fuel costs, partially offset by lower base revenue. Base revenue decreased due to mild weather compared to the same period in 2020, partially offset by higher base rates from the in-service of additional solar generation projects and customer growth. Total degree days (a measure of heating and cooling demand) in Tampa Electric's service area in the first quarter of 2021 were 3% above normal (a 20-year statistical degree day average) and 15% below the 2020 period, reflecting milder weather in the first quarter of 2021 compared to 2020. Total net energy for load, which is a calendar measurement of energy output, in the first quarter of 2021 was 2% lower than the same period in 2020, consistent with the decrease in degree days in the first quarter of 2021 compared to 2020. A significant portion of the year over year milder weather impact occurred during the last two weeks of March 2021. Primarily because of this impact, unbilled revenues decreased by 188 kilowatt-hours in the first quarter of 2021 compared to the same period in 2020. The decrease in unbilled revenues more than offset the 2% increase in kilowatt-hours billed.

O&M expense, excluding all FPSC-approved cost-recovery clauses, was $12 million lower than in the same period of 2020, primarily due to lower benefit costs and lower generation costs related to timing of outages and lower labor and contractor costs as a result of lower coal generation. Depreciation and amortization expense increased $5 million in the first quarter of 2021 compared to the same period in 2020, primarily due to normal additions to facilities to reliably serve customers and the in-service of solar generation projects.

Tampa Electric’s regulated operating statistics for the three months ended March 31, 2021 and 2020 were as follows:

(millions, except customers and total degree days)	Operating Revenues			Kilowatt-Hours Billed
Three months ended March 31,	2021	2020	% Change	2021	2020	% Change
By Customer Type
Residential (1)	$232	$205	13	2,053	1,880	9
Commercial (1)	126	125	1	1,325	1,373	(3)
Industrial (1)	37	37	0	474	497	(5)
Other (1)	43	42	2	434	444	(2)
Regulatory deferrals and unbilled revenue (2)	(2)	(2)	0
Total retail sales of electricity	436	407	7	4,286	4,194	2
Off system sales of electricity	0	1	(100)	11	22	(50)
Other operating revenue	11	13	(15)
Total revenues	$447	$421	6	4,297	4,216	2
Customers at March 31, (thousands)	796	782	2
Retail net energy for load (kilowatt-hours)	4,436	4,537	(2)
Total degree days	614	723	(15)

(1)	Reflects a billing cycle measurement.
(2)	Primarily reflects unbilled revenue, which incorporates a calendar measurement, and postings for clause recovery deferrals.

Natural Gas Division

PGS had net income of $27 million for the first quarter of 2021 compared with $18 million in the first quarter of 2020. Results reflect a 5% higher number of customers in the first quarter of 2021 compared to the first quarter of 2020. Revenues were $26 million higher than in the first quarter of 2020 primarily due to higher base rates that went into effect January 2021, customer growth, and higher PGA clause-related revenues. These revenue increases were partially offset by lower cast iron bare steel replacement rider revenue being recovered through the new base rates in 2021. The base revenues increase excluding the shift of cast iron bare steel rider-related revenue was $14 million. Operations and maintenance expense, excluding all FPSC-approved cost-recovery clauses, was consistent with that of the 2020 quarter. Depreciation and amortization increased $2 million due to asset growth to reliably serve customers. AFUDC earnings was $1 million higher in the 2021 period.

PGS’s regulated operating statistics for the three months ended March 31, 2021 and 2020 were as follows:

(millions, except customers)	Operating Revenues			Therms
Three months ended March 31,	2021	2020	% Change	2021	2020	% Change
By Customer Type
Residential	$67	$48	40	38	33	15
Commercial	53	41	29	140	145	(3)
Industrial	4	4	0	112	112	0
Power generation	2	2	0	218	234	(7)
Off system sales	6	9	(33)	15	42	(64)
Other operating revenues	19	22	(14)
Total	$151	$126	20	523	566	(8)
By Sales Type
System supply	$88	$68	29	62	82	(24)
Transportation	44	36	22	461	484	(5)
Other operating revenues	19	22	(14)
Total	$151	$126	20	523	566	(8)
Customers at March 31, (thousands)	432	410	5

Other Income

For the first quarter of 2021 and 2020, TEC’s other income was $11 million and $7 million, respectively, and included AFUDC-equity of $10 million and $6 million, respectively. The increase in AFUDC-equity was primarily due to the timing of Tampa Electric’s modernization of its Big Bend Power Station and the construction of solar projects.

Interest Expense

For the first quarter of 2021 and 2020, TEC’s interest expense, excluding AFUDC-debt, was $38 million and $37 million, respectively. The increase was due to an increase in borrowings to support TEC’s ongoing capital investments program.

Income Taxes

The provisions for income taxes were $20 million and $16 million for the three months ended March 31, 2021 and 2020. Compared to the 2020 period, the increase in the provision for income taxes for the three months ended March 31, 2021 was primarily the result of higher pre-tax income.

Liquidity and Capital Resources

In 2021 and 2020, the impact of the COVID-19 pandemic, including the resulting government measures to address this pandemic, have resulted in economic slowdowns in Florida. To date, COVID-19 has not had a material financial impact on TEC. Refer to the COVID-19 Pandemic section above for further discussion. The future impact of COVID-19 may result in decreased cash flow from operations due to the potential of lower sales and slower or less collections of accounts receivable. The extent of the future impact of COVID-19 on TEC’s operating cash flow cannot be reliably predicted at this time and will depend on future developments, including the duration and severity of the pandemic, further potential government actions, future economic activity and energy usage. TEC currently expects to continue to have adequate liquidity given its cash position, existing bank facilities, and access to capital but will continue to monitor the impact of COVID-19 on future cash flows.

The table below sets forth the March 31, 2021 liquidity, cash balances and amounts available under the TEC credit facilities.

(millions)
Credit facilities	$800
Drawn amounts/letters of credit	11
Available credit facilities	789
Cash and short-term investments	14
Total liquidity	$803

Cash Impacts Related to Operating Activities

Cash flows from operating activities for the three months ended March 31, 2021 were $180 million, a decrease of $12 million compared to the same period in 2020. Decreases to cash from operations were primarily the result of higher fuel under-recoveries and the timing of invoice payments, partially offset by higher base revenues due to the in-service of solar generation projects and customer growth.

Cash Impacts Related to Financing Activities

Cash flows from financing activities for the three months ended March 31, 2021 resulted in net cash inflows of $94 million. TEC received $792 million of proceeds from long-term debt and $155 million of equity contributions (see Note 7 to the TEC Consolidated Condensed Financial Statements for further information regarding TEC’s long-term debt). These increases in cash flows were partially offset by a net repayment of $465 million of borrowings under credit agreements with maturities of 90 days or less, repayment of $300 million of other short-term debt with a maturity of greater than 90 days and dividend payments to Parent of $88 million.

Covenants in Financing Agreements

In order to utilize its bank credit facilities, TEC must meet certain financial tests as defined in the applicable agreements. In addition, TEC has certain restrictive covenants in specific agreements and debt instruments. At March 31, 2021, TEC was in compliance with all applicable financial covenants. The following table contains the significant financial covenant and the performance relative to it at March 31, 2021.

Significant Financial Covenants

			Calculation at
Instrument (1)	Financial Covenant (2)	Requirement/Restriction	March 31, 2021
Credit facility - $800 million	Debt/capital	Cannot exceed 65%	46%

(1)	See Note 6 to the TEC Consolidated Condensed Financial Statements for details of the credit facility.
(2)	As defined in the instrument.

Credit Ratings of Senior Unsecured Debt at March 31, 2021

	S&P	Moody’s	Fitch
Credit ratings of senior unsecured debt	BBB+	A3	A
Credit ratings outlook	Stable	Positive	Stable

Certain of TEC’s derivative instruments contain provisions that require TEC’s debt to maintain investment grade credit ratings.

Commitments and Contingencies

See Note 8 to the TEC Consolidated Condensed Financial Statements for information regarding TEC’s commitments and contingencies as of March 31, 2021.

Regulatory Matters

See Note 3 to the TEC Consolidated Condensed Financial Statements for information regarding TEC’s regulatory matters as of March 31, 2021.

Fair Value Measurements

The valuation methods used to determine fair value are described in Notes 7 and 11 to the TEC Consolidated Condensed Financial Statements. In addition, TEC considered the impact of nonperformance risk in determining the fair value of derivatives. TEC considered the net position with each counterparty, past performance of both parties and the intent of the parties, indications of credit deterioration and whether the markets in which TEC transacts have experienced dislocation. At March 31, 2021, the fair value of derivatives was not materially affected by nonperformance risk.

Critical Accounting Policies and Estimates

Critical accounting policies and estimates have not materially changed in 2021. For further discussion of critical accounting policies and estimates, see TEC’s Annual Report on Form 10-K for the year ended December 31, 2020.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by Item 3 is omitted pursuant to General Instruction H(2) of Form 10-Q.

Item 4.	CONTROLS AND PROCEDURES
(a)

Evaluation of Disclosure Controls and Procedures. TEC’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of TEC’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2021. Based on such evaluation, TEC’s principal financial officer and principal executive officer have concluded that, as of March 31, 2021, TEC’s disclosure controls and procedures are effective.

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

4.1

Sixteenth Supplemental Indenture dated as of March 18, 2021, between Tampa Electric Company, as issuer, and The Bank of New York Mellon, as trustee, supplementing the Indenture dated as of July 1, 1998, as amended (Exhibit 4.9, Form 8-K dated March 18, 2021 of Tampa Electric Company).

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

TAMPA ELECTRIC COMPANY
(Registrant)

Date: May 11, 2021	By:	/s/ Gregory W. Blunden
Gregory W. Blunden
Senior Vice President-Finance and Accounting, Treasurer and Chief Financial Officer (Chief Accounting Officer)
(Principal Financial and Accounting Officer)