Form 10-Q
period 2021-06-30
TAMPA ELECTRIC CO
filed 2021-08-11
CIK 96271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 10, 2021, there were 10 shares of Tampa Electric Company’s common stock issued and outstanding, all of which were held, beneficially and of record, by TECO Energy, Inc.

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

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

This Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties. The factors that could cause actual results to differ materially from the forward-looking statements made by TEC include those factors discussed herein, including those factors discussed with respect to TEC in (1) TEC’s 2020 Annual Report on Form 10-K in (a) Part I, Item 1A. Risk Factors, (b) Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and (c) Part II, Item 8. Financial Statements: Note 8, Commitments and Contingencies; (2) this Quarterly Report on Form 10-Q in (a) Part 1, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and (b) Part 1, Item 1. Financial Statements: Note 8, Commitments and Contingencies, and (3) other factors discussed in filings with the SEC by TEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which apply only as of the date of this Report. TEC does not undertake any obligation to publicly release any revision to its forward-looking statements to reflect events or circumstances after the date of this Form 10-Q.

All references to “dollars” and “$” in this and other filings with the U.S. Securities and Exchange Commission are references to U.S. dollars, unless specifically indicated otherwise.

TAMPA ELECTRIC COMPANY

Consolidated Condensed Balance Sheets

Unaudited

Assets	June 30,	December 31,
(millions)	2021	2020
Property, plant and equipment
Utility plant
Electric	$11,876	$11,486
Gas	2,470	2,332
Utility plant, at original costs	14,346	13,818
Accumulated depreciation	(3,897)	(3,712)
Utility plant, net	10,449	10,106
Other property	14	14
Total property, plant and equipment, net	10,463	10,120

Current assets
Cash and cash equivalents	24	10
Receivables, less allowance for credit losses of $8 and $7 at June 30, 2021 and December 31, 2020, respectively	265	219
Due from affiliates	10	11
Inventories, at average cost
Fuel	21	26
Materials and supplies	114	107
Regulatory assets	68	79
Prepayments and other current assets	22	10
Total current assets	524	462

Deferred debits
Regulatory assets	413	406
Other	59	60
Total deferred debits	472	466
Total assets	$11,459	$11,048

The accompanying notes are an integral part of the consolidated condensed financial statements.

 TAMPA ELECTRIC COMPANY

Consolidated Condensed Balance Sheets - continued

Unaudited

Liabilities and Capitalization	June 30,	December 31,
(millions)	2021	2020
Capitalization
Common stock	$4,180	$3,890
Accumulated other comprehensive loss	(1)	(1)
Retained earnings	359	327
Total capital	4,538	4,216
Long-term debt	3,385	2,594
Total capitalization	7,923	6,810

Current liabilities
Long-term debt due within one year	0	278
Notes payable	410	775
Accounts payable	264	321
Due to affiliates	22	46
Customer deposits	130	130
Regulatory liabilities	57	67
Accrued interest	20	13
Accrued taxes	63	22
Other	43	57
Total current liabilities	1,009	1,709

Long-term liabilities
Deferred income taxes	815	783
Regulatory liabilities	1,156	1,194
Investment tax credits	233	216
Deferred credits and other liabilities	323	336
Total long-term liabilities	2,527	2,529

Commitments and Contingencies (see Note 8)

Total liabilities and capitalization	$11,459	$11,048

The accompanying notes are an integral part of the consolidated condensed financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Condensed Statements of Income and Comprehensive Income

Unaudited

	Three months ended June 30,
(millions)	2021	2020
Revenues
Electric	$531	$453
Gas	123	96
Total revenues	654	549
Expenses
Fuel	129	67
Purchased power	26	25
Cost of natural gas sold	33	25
Operations and maintenance	139	126
Depreciation and amortization	107	92
Taxes, other than income	56	50
Total expenses	490	385
Income from operations	164	164
Other income
Allowance for equity funds used during construction	10	7
Other income, net	2	2
Total other income	12	9
Interest charges
Interest expense	39	35
Allowance for borrowed funds used during construction	(5)	(3)
Total interest charges	34	32
Income before provision for income taxes	142	141
Provision for income taxes	21	24
Net income	$121	$117
Comprehensive income	$121	$117

The accompanying notes are an integral part of the consolidated condensed financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Condensed Statements of Income and Comprehensive Income

Unaudited

	Six months ended June 30,
(millions)	2021	2020
Revenues
Electric	$977	$873
Gas	276	223
Total revenues	1,253	1,096
Expenses
Fuel	238	168
Purchased power	44	27
Cost of natural gas sold	83	67
Operations and maintenance	267	260
Depreciation and amortization	213	189
Taxes, other than income	110	101
Total expenses	955	812
Income from operations	298	284
Other income
Allowance for equity funds used during construction	20	13
Other income, net	3	3
Total other income	23	16
Interest charges
Interest expense	77	72
Allowance for borrowed funds used during construction	(10)	(6)
Total interest charges	67	66
Income before provision for income taxes	254	234
Provision for income taxes	41	40
Net income	$213	$194
Comprehensive income	$213	$194

The accompanying notes are an integral part of the consolidated condensed financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Condensed Statements of Cash Flows

Unaudited

	Six months ended June 30,
(millions)	2021	2020
Cash flows from operating activities
Net income	$213	$194
Adjustments to reconcile net income to cash from operating activities:
Depreciation and amortization	213	189
Deferred income taxes and investment tax credits	27	43
Allowance for equity funds used during construction	(20)	(13)
Deferred recovery clauses	(10)	37
Receivables, less allowance for credit losses	(43)	(22)
Prepayments and other deposits	(11)	(9)
Taxes accrued	20	20
Accounts payable	(45)	(41)
Regulatory assets and liabilities	(2)	(12)
Other	4	(4)
Cash flows from operating activities	346	382
Cash flows used in investing activities
Capital expenditures	(588)	(653)
Net proceeds from sale of assets	0	6
Cash flows used in investing activities	(588)	(647)
Cash flows from financing activities
Equity contributions from Parent	290	265
Proceeds from long-term debt issuance	790	0
Repayment of long-term debt	(278)	0
Net decrease in short-term debt (maturities of 90 days or less)	(65)	(154)
Proceeds from other short-term debt (maturities over 90 days)	0	300
Repayment of other short-term debt (maturities over 90 days)	(300)	0
Dividends to Parent	(181)	(150)
Cash flows from financing activities	256	261
Net increase (decrease) in cash and cash equivalents	14	(4)
Cash and cash equivalents at beginning of period	10	14
Cash and cash equivalents at end of period	$24	$10
Supplemental disclosure of non-cash activities
Change in accrued capital expenditures	$(20)	$(12)

The accompanying notes are an integral part of the consolidated condensed financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Condensed Statements of Capital

Unaudited

				Accumulated
				Other
		Common	Retained	Comprehensive	Total
(millions, except share amounts)	Shares	Stock	Earnings	Loss	Capital
Three months ended June 30, 2021
Balance, March 31, 2021	10	4,045	$331	$(1)	$4,375
Net income			121		121
Equity contributions from Parent		135			135
Dividends to Parent			(93)		(93)
Balance, June 30, 2021	10	$4,180	$359	$(1)	$4,538

Three months ended June 30, 2020
Balance, March 31, 2020	10	3,530	$316	$(1)	$3,845
Net income			117		117
Equity contributions from Parent		120			120
Dividends to Parent			(77)		(77)
Other			(2)		(2)
Balance, June 30, 2020	10	$3,650	$354	$(1)	$4,003

Six months ended June 30, 2021
Balance, December 31, 2020	10	3,890	$327	$(1)	$4,216
Net income			213		213
Equity contributions from Parent		290			290
Dividends to Parent			(181)		(181)
Balance, June 30, 2021	10	$4,180	$359	$(1)	$4,538

Six months ended June 30, 2020
Balance, December 31, 2019	10	3,385	$311	$(1)	$3,695
Net income			194		194
Equity contributions from Parent		265			265
Dividends to Parent			(150)		(150)
Other			(1)		(1)
Balance, June 30, 2020	10	$3,650	$354	$(1)	$4,003

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

Intercompany balances and transactions within the divisions have been eliminated in consolidation. In the opinion of management, the unaudited consolidated condensed financial statements include all adjustments that are of a recurring nature and necessary to state fairly the financial position of TEC as of June 30, 2021 and December 31, 2020, and the results of operations and cash flows for the periods ended June 30, 2021 and 2020. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results that can be expected for the entire fiscal year ending December 31, 2021.

The use of estimates is inherent in the preparation of financial statements in accordance with U.S. GAAP. Actual results could differ from these estimates. The year-end Consolidated Condensed Balance Sheet was derived from audited financial statements; however, this quarterly report on Form 10-Q does not include all year-end disclosures required for an annual report on Form 10-K by U.S. GAAP.

Since 2020, the outbreak of COVID-19 has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. While management considered the impact of the COVID-19 pandemic in TEC’s estimates and results, the financial statements as of June 30, 2021 and December 31, 2020 and for the three and six months ended June 30, 2021 and 2020 were not materially impacted by the COVID-19 pandemic.

Receivables and Allowance for Credit Losses

Receivables from contracts with customers, which consist of services to residential, commercial, industrial and other customers, were $258 million and $214 million as of June 30, 2021 and December 31, 2020, respectively. An allowance for credit losses is established based on TEC’s collection experience and reasonable and supportable forecasts that affect the collectibility of the reported amount. Circumstances that could affect Tampa Electric’s and PGS’s estimates of credit losses include, but are not limited to, customer credit issues, generating fuel prices, customer deposits and general economic conditions, including the impacts of the COVID-19 pandemic. Accounts are reserved in the allowance or written off once they are deemed to be uncollectible.

As of June 30, 2021 and December 31, 2020, unbilled revenues of $83 million and $73 million, respectively, are included in the “Receivables” line item on the Consolidated Condensed Balance Sheets.

Accounting for Franchise Fees and Gross Receipts

Tampa Electric and PGS are allowed to recover certain costs from customers on a dollar-for-dollar basis through rates approved by the FPSC. The amounts included in customers’ bills for franchise fees and gross receipt taxes are included as revenues on the Consolidated Condensed Statements of Income. Franchise fees and gross receipt taxes payable by Tampa Electric and PGS are included as an expense on the Consolidated Condensed Statements of Income in “Taxes, other than income”. These amounts totaled $31 million and $26 million for the three months ended June 30, 2021 and 2020, respectively, and totaled $60 million and $53 million for the six months ended June 30, 2021 and 2020, respectively.

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

The true-up filing for SoBRA tranche 1 and 2 revenue requirement estimates that were included in base rates as of September 2018 and January 2019, respectively, was submitted on April 30, 2020, and the FPSC approved the amount on August 18, 2020. The $5 million true-up was returned to customers in 2020. The true-up filing for SoBRA tranche 3, included in base rates as of January 2020, was submitted to the FPSC on May 27, 2021. An estimated $4 million true-up is being returned to customers during 2021. The true-up for SoBRA tranche 4 will be filed in 2022.

   On August 6, 2021, TEC filed with the FPSC a joint motion for approval of a settlement agreement dated as of August 6, 2021 (the Settlement Agreement) by and among TEC and the intervenors in TEC’s rate case filed with the FPSC in April 2021. The Settlement Agreement agrees to an increase in base rates annually effective with January 2022 bills, to generate a $191 million increase in revenue consisting of $123 million of traditional base rate charges and $68 million in a new charge to recover the costs of retiring assets. The Settlement Agreement further includes two subsequent year adjustments of $90 million and $21 million, effective January 2023 and January 2024, respectively. Under the agreement, the allowed equity in the capital structure will continue to be 54% from investor sources of capital. The Settlement Agreement includes an allowed regulatory ROE range of 9.0% to 11.0% with a 9.95% midpoint. The Settlement Agreement allows a 25 basis point increase in the allowed ROE range and mid-point, and $10 million of additional revenue, if the average 30-year United States Treasury Bond yield rate for any period of six consecutive months is at least 50 basis points greater than the yield rate on the date the FPSC votes to approve the agreement. Under the agreement, base rates will not change from January 1, 2022 through December 31, 2024, unless TEC’s earned ROE was to fall below the bottom of the range during that time. The Settlement Agreement contains a provision whereby TEC agrees to quantify the future impact of a decrease or increase in corporate income tax rates on net operating income through a reduction or increase in base revenues within 180 days of when such tax change becomes law or its effective date. The Settlement Agreement further creates a mechanism to recover the costs of retiring coal generation units and meter assets over a period of 15 years which survives the term of this agreement. The Settlement Agreement would not become effective unless and until approved by the FPSC, which is expected to consider the matter by October 2021.

Tampa Electric Big Bend Modernization Project

Tampa Electric expects to invest approximately $850 million during 2018 through 2023 to modernize the Big Bend Power Station, of which approximately $611 million has been invested through June 30, 2021. The Big Bend modernization project will repower Big Bend Unit 1 with natural gas combined-cycle technology and eliminate coal as this unit’s fuel. As part of the Big Bend modernization project, on June 1, 2020, Tampa Electric retired the Unit 1 components that will not be used in the modernized plant. At June 30, 2021 and December 31, 2020, Tampa Electric’s balance sheet included $200 million in electric utility plant and $91 million and $88 million, respectively, in accumulated depreciation related to Unit 1 components. In accordance with Tampa Electric’s 2017 settlement agreement approved by the FPSC, Tampa Electric will continue to account for its existing investment in Unit 1 in electric utility plant and depreciate the assets using the current depreciation rates until December 31, 2021. In addition, Tampa Electric plans to retire Big Bend Unit 2 in 2021 as part of the Big Bend modernization project.

Tampa Electric plans to retire Big Bend Unit 3 in 2023 as it is in the best interest of customers from economic, environmental risk and operational perspectives. Similar to the retirement plan for Unit 1 and Unit 2, Tampa Electric will continue to account for its existing investment in Unit 3 in electric utility plant and depreciate the assets using the current depreciation rates until December 31, 2021.

On December 30, 2020, Tampa Electric filed a depreciation and dismantlement study and request for capital recovery schedule for all three units with the FPSC.

Tampa Electric’s Settlement Agreement provides recovery for the Big Bend Modernization project in two phases. The first phase is a revenue increase to cover the costs of the assets in service during 2022, among other items. The remainder of the project costs will be recovered as part of the 2023 subsequent year adjustment. The Settlement Agreement also includes a new charge to recover the remaining costs of the retiring Big Bend coal generation assets, Units 1 through 3, which will be spread over 15 years and will survive the termination of the Settlement Agreement. The special capital recovery schedule for all three units will be applied beginning January 1, 2022.

Tampa Electric Mid-Course Adjustment to Fuel Recovery

In July 2021, Tampa Electric requested a mid-course adjustment to its fuel and capacity charges, effective with September 2021 customer bills, due to an increase in fuel commodity and capacity costs in 2021. On August 3, 2021, the FPSC approved the request to recover $83 million of additional costs during the months of September through December 2021.

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

PGS Base Rates

On June 8, 2020, PGS filed a petition for an increase in rates and service charges effective January 2021. On November 19, 2020, the FPSC approved a settlement agreement filed by PGS. The settlement agreement provides for an increase in base rates by $58 million annually effective January 2021, which is a $34 million increase in revenue and $24 million increase of revenues previously recovered through the cast iron and bare steel replacement rider. This settlement agreement includes an allowed regulatory ROE range of 8.90% to 11.00% with a 9.90% midpoint. It provides PGS the ability to reverse a total of $34 million of accumulated depreciation through 2023 and sets new depreciation rates effective January 1, 2021 that are consistent with PGS’s current overall average depreciation rate. Under the agreement, base rates are frozen from January 1, 2021 to December 31, 2023, unless its earned ROE were to fall below 8.90% before that time with an allowed equity in the capital structure of 54.7% from investor sources of capital. The settlement agreement further addresses tax rate changes. The agreement contains a provision whereby PGS agrees to quantify the future impact of a decrease in tax rates on net operating income through a reduction in base revenues within 120 days of when such tax change becomes law. If on the contrary, tax legislation results in a tax rate increase, PGS can establish a regulatory asset to neutralize the impact of the increase in income tax rate to be addressed in a future proceeding and with recovery beginning no sooner than January 2024.

Regulatory Assets and Liabilities

Details of the regulatory assets and liabilities are presented in the following table:

Regulatory Assets and Liabilities
(millions)	June 30, 2021	December 31, 2020
Regulatory assets:
Regulatory tax asset (1)	$98	$90
Cost-recovery clauses (2)	43	38
Environmental remediation (3)	25	22
Postretirement benefits (4)	298	309
Asset retirement obligation (5)	9	13
Other	8	13
Total regulatory assets	481	485
Less: Current portion	68	79
Long-term regulatory assets	$413	$406
Regulatory liabilities:
Regulatory tax liability (6)	$678	$691
Cost-recovery clauses (2)	18	23
Accumulated reserve - cost of removal (7)	469	498
Storm reserve (8)	48	48
Other	0	1
Total regulatory liabilities	1,213	1,261
Less: Current portion	57	67
Long-term regulatory liabilities	$1,156	$1,194

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

TEC’s effective tax rates for the six months ended June 30, 2021 and 2020 were 16.1% and 17.1%, respectively. The June 30, 2021 and 2020 effective tax rates are an estimate of the annual effective income tax rate. TEC’s effective tax rate for the six months ended June 30, 2021 and 2020 differed from the statutory rate principally due to the amortization of the regulatory tax liability resulting from tax reform. See Note 3 for further information regarding the regulatory tax liability.

Unrecognized Tax Benefits

As of June 30, 2021 and December 31, 2020, the amount of unrecognized tax benefits was $5 million and $9 million, respectively, all of which was recorded as a reduction of deferred income tax assets for tax credit carryforwards. TEC’s unrecognized federal tax benefits decreased in the first quarter of 2021 by approximately $5 million due to the settlement of its 2016 federal IRS Appeals R&D tax credits issue. TEC had $5 million and $9 million of unrecognized tax benefits at June 30, 2021 and December 31, 2020, that, if recognized, would reduce TEC’s effective tax rate.

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

TECO Energy Benefit Cost
(millions)	Pension Benefits		Other Postretirement Benefits
Three months ended June 30,	2021	2020	2021	2020
Components of net periodic benefit cost
Service cost	$6	$5	$1	$0
Interest cost	6	6	2	2
Expected return on assets	(13)	(12)	0	0
Amortization of:
Actuarial loss (gain)	5	5	(1)	0
Net periodic benefit cost	$4	$4	$2	$2
Six months ended June 30,
Components of net periodic benefit cost
Service cost	$11	$10	$1	$0
Interest cost	11	13	3	3
Expected return on assets	(26)	(25)	0	0
Amortization of:
Actuarial loss (gain)	11	10	0	0
Settlement cost	0	0	0	0
Net periodic benefit cost	$7	$8	$4	$3

TEC’s portion of the net periodic benefit cost for the three months ended June 30, 2021 and 2020, respectively, was $2 million and $3 million for pension benefits, and $3 million and $1 million for other postretirement benefits. TEC’s portion of the net periodic benefit cost for the six months ended June 30, 2021 and 2020, respectively, was $5 million and $6 million for pension benefits, and $5 million and $3 million for other postretirement benefits. TEC’s portion of net periodic benefit costs for pension and other benefits is included as an expense on the Consolidated Condensed Statements of Income in “Operations & maintenance”.

TECO Energy assumed a long-term EROA of 6.70% and a discount rate of 2.38% for pension benefits under its qualified pension plan for 2021. For TECO Energy’s other postretirement benefits, TECO Energy used a discount rate of 2.47% for 2021.

TECO Energy made contributions of $11 million and $10 million to its qualified pension plan in each of the six months ended June 30, 2021 and 2020, respectively. TEC’s portion of these contributions was $9 million and $8 million, respectively. TECO Energy expects to make contributions to the pension plan of $10 million for the remainder of 2021. TEC estimates its portion of the remaining 2021 contribution to be $8 million.

Included in the benefit cost discussed above, for the three and six months ended June 30, 2021, $5 million and $11 million, respectively, of unamortized prior service benefits and costs and actuarial gains and losses were reclassified by TEC from regulatory assets to the Consolidated Condensed Statement of Income, compared with $4 million and $9 million for the three and six months ended June 30, 2020, respectively.

6. Short-Term Debt

Details of TEC’s short-term borrowings are presented in the following table:

	June 30, 2021				December 31, 2020
		Borrowings	Borrowings	Letters			Letters
	Credit	Outstanding -	Outstanding -	of Credit	Credit	Borrowings	of Credit
(millions)	Facilities	Credit Facilities (1)	Commercial Paper (1)	Outstanding	Facilities	Outstanding (1)	Outstanding
5-year facility (2)	$800	0	$410	$1	$800	$345	$1
3-year accounts receivable facility (3)	0	0	0	0	150	130	0
1-year term facility (4)	0	0	0	0	300	300	0
Total	$800	0	$410	$1	$1,250	$775	$1
(1)	Borrowings outstanding are reported as notes payable.
(2)

This 5-year facility matures March 22, 2023. TEC also has an active commercial paper program for up to $800 million, of which the full amount outstanding is backed by TEC’s credit facility. The amount of commercial paper issued results in an equal amount of its credit facility being considered drawn and unavailable.

(3)	This 3-year facility matured on March 22, 2021.
(4)	This 1-year term facility was terminated on March 23, 2021.

At June 30, 2021, the credit facility required a commitment fee of 12.5 basis points. The weighted-average interest rate on outstanding amounts payable under the credit facilities and commercial paper program at June 30, 2021 and December 31, 2020 was 0.25% and 0.89%, respectively.

Commercial Paper Program

On May 25, 2021, TEC established a commercial paper program (the Program) under which TEC may issue on a private placement basis unsecured commercial paper notes (the Notes). Amounts available under the Program may be borrowed, repaid and reborrowed with the aggregate amount of the Notes outstanding under the Program at any time not to exceed $800 million.  The maturities of the Notes will vary, but may not exceed 270 days from the date of issue. The rates of interest will depend on whether the Note will be a fixed or floating rate. TEC must have credit facilities in place, at least equal to the amount of its commercial paper program. TEC does not issue commercial paper in an aggregate amount exceeding the then available capacity under its credit facility.

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

7. Long-Term Debt

Fair Value of Long-Term Debt

At June 30, 2021, TEC’s long-term debt, including the current portion, had a carrying amount of $3,385 million and an estimated fair market value of $4,035 million. At December 31, 2020, TEC’s total long-term debt, including the current portion, had a carrying amount of $2,872 million and an estimated fair market value of $3,597 million. The fair value of the debt securities is determined using Level 2 measurements (see Note 11 for information regarding the fair value hierarchy).

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

Superfund and Former Manufactured Gas Plant Sites

TEC, through its Tampa Electric and PGS divisions, is a PRP for certain superfund sites and, through its PGS division, for certain former MGP sites. While the joint and several liability associated with these sites presents the potential for significant response costs, as of June 30, 2021 and December 31, 2020, TEC has estimated its ultimate financial liability to be $17 million, primarily at PGS. This amount has been accrued and is primarily reflected in the long-term liability section under “Deferred credits and other liabilities” on the Consolidated Condensed Balance Sheets. The environmental remediation costs associated with these sites are expected to be paid over many years.

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

Long-Term Commitments

TEC has commitments for various purchases as disclosed below, including payment obligations under contractual agreements for fuel, fuel transportation and power purchases that are recovered from customers under regulatory clauses. The following is a schedule of future payments under PPAs, minimum lease payments with non-cancelable lease terms in excess of one year, and other net purchase obligations/commitments at June 30, 2021:

					Long-term		Demand
	Purchased		Capital	Fuel and	Service	Operating	Side
(millions)	Power	Transportation	Projects	Gas Supply	Agreements	Leases	Management	Total

2021	$35	$119	$297	$173	$35	$2	$2	$663
2022	0	232	84	52	32	3	3	406
2023	0	211	58	1	43	3	0	316
2024	0	205	0	0	26	3	0	234
2025	0	191	0	0	18	2	0	211
Thereafter	0	2,014	0	0	66	48	0	2,128
Total future minimum payments	$35	$2,972	$439	$226	$220	$61	$5	$3,958

Debt Covenants

TEC must meet certain financial tests, including a debt to capital ratio, as defined in the applicable debt agreements and has certain restrictive covenants in specific agreements and debt instruments. At June 30, 2021, TEC was in compliance with all required covenants.

9. Segment Information

(millions)	Tampa				Tampa Electric
Three months ended June 30,	Electric	PGS	Eliminations		Company
2021
Revenues - external	$531	$123	$0		$654
Intracompany sales	1	0	(1)		0
Total revenues	532	123	(1)		654
Total interest charges	29	5	0		34
Net income	$102	$19	$0		$121
2020
Revenues - external	$453	$96	$0		$549
Intracompany sales	1	1	(2)		0
Total revenues	454	97	(2)		549
Total interest charges	28	4	0		32
Net income	$106	$11	$0		$117

Six months ended June 30,
2021
Revenues - external	$977	$276	$0		$1,253
Intracompany sales	2	2	(4)		0
Total revenues	979	278	(4)		1,253
Total interest charges	57	10	0		67
Net income	$167	$46	$0		$213
2020
Revenues - external	$873	$223	$0		$1,096
Intracompany sales	2	4	(6)		0
Total revenues	875	227	(6)		1,096
Total interest charges	58	8	0		66
Net income	$165	$29	$0		$194
Total assets at June 30, 2021	$10,101	$2,021	$(663)	(1)	$11,459
Total assets at December 31, 2020	$9,800	$1,901	$(653)	(1)	$11,048

(1)	Amounts primarily relate to consolidated deferred tax reclassifications. Deferred tax assets are reclassified and netted with deferred tax liabilities upon consolidation.

10. Revenue

The following disaggregates TEC’s revenue by major source:

(millions)	Tampa			Tampa Electric
Three months ended June 30, 2021	Electric	PGS	Eliminations	Company
Electric revenue
Residential	$276	$0	$0	$276
Commercial	144	0	0	144
Industrial	41	0	0	41
Regulatory deferrals and unbilled revenue	11	0	0	11
Other (1)	60	0	(1)	59
Total electric revenue	532	0	(1)	531
Gas revenue
Residential	0	49	0	49
Commercial	0	46	0	46
Industrial (2)	0	6	0	6
Other (3)	0	22	0	22
Total gas revenue	0	123	0	123
Total revenue	$532	$123	$(1)	$654

Three months ended June 30, 2020
Electric revenue
Residential	$254		$0	$0	$254
Commercial	121		0	0	121
Industrial	32		0	0	32
Regulatory deferrals and unbilled revenue	(3)		0	0	(3)
Other (1)	50	`	0	(1)	49
Total electric revenue	454		0	(1)	453
Gas revenue
Residential	0		36	0	36
Commercial	0		28	0	28
Industrial (2)	0		5	0	5
Other (3)	0		28	(1)	27
Total gas revenue	0		97	(1)	96
Total revenue	$454		$97	$(2)	$549

(millions)	Tampa			Tampa Electric
Six months ended June 30, 2021	Electric	PGS	Eliminations	Company
Electric revenue
Residential	$508	$0	$0	$508
Commercial	270	0	0	270
Industrial	78	0	0	78
Regulatory deferrals and unbilled revenue	9	0	0	9
Other (1)	114	0	(2)	112
Total electric revenue	979	0	(2)	977
Gas revenue
Residential	0	116	0	116
Commercial	0	99	0	99
Industrial (2)	0	12	0	12
Other (3)	0	51	(2)	49
Total gas revenue	0	278	(2)	276
Total revenue	$979	$278	$(4)	$1,253

Six months ended June 30, 2020
Electric revenue
Residential	$459	$0	$0	$459
Commercial	246	0	0	246
Industrial	69	0	0	69
Regulatory deferrals and unbilled revenue	(5)	0	0	(5)
Other (1)	106	0	(2)	104
Total electric revenue	875	0	(2)	873
Gas revenue
Residential	0	84	0	84
Commercial	0	69	0	69
Industrial (2)	0	11	0	11
Other (3)	0	63	(4)	59
Total gas revenue	0	227	(4)	223
Total revenue	$875	$227	$(6)	$1,096

(1) Other electric revenue includes sales to public authorities, off-system sales to other utilities and various other items.
(2) Industrial gas revenue includes sales to power generation customers.
(3) Other gas revenue includes off-system sales to other utilities and various other items.

Remaining Performance Obligations

Remaining performance obligations primarily represent lighting contracts and gas transportation contracts with fixed contract terms. As of June 30, 2021 and December 31, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $130 million and $135 million, respectively. As allowed under ASC 606, these amounts exclude contracts with an original expected length of one year or less and variable amounts for which TEC recognizes revenue at the amount to which it has the right to invoice for services performed. TEC expects to recognize revenue for the remaining performance obligations through 2033.

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

As of June 30, 2021 and December 31, 2020, the carrying value of TEC’s short-term debt was not materially different from the fair value due to the short-term nature of the instruments and because the stated rates approximate market rates. The fair value of TEC’s short-term debt is determined using Level 2 measurements. See Note 7 for information regarding the fair value of long-term debt.

12. Subsequent Events

 On August 6, 2021, TEC filed with the FPSC a joint motion for approval of a settlement agreement dated as of August 6, 2021 by and among TEC and the intervenors in TEC’s rate case filed with the FPSC in April 2021. In addition, on August 3, 2021, the FPSC approved Tampa Electric’s request for a mid-course adjustment to its fuel and capacity charges, effective with September 2021 customer bills. See Note 3 – Tampa Electric Base Rates, Tampa Electric Big Bend Modernization Project and Tampa Electric Mid-Course Adjustment to Fuel Recovery for further information.

Item 2.	MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS

Earnings Summary - Unaudited

	Three months ended June 30,		Six months ended June 30,
(millions)	2021	2020	2021	2020
Revenues
Tampa Electric	$532	$454	$979	$875
PGS	123	97	278	227
Eliminations	(1)	(2)	(4)	(6)
TEC	$654	$549	$1,253	$1,096

Net income
Tampa Electric	$102	$106	$167	$165
PGS	19	11	46	29
TEC	$121	$117	$213	$194

Operating Results

Second quarter 2021 net income was $121 million, compared to $117 million in the second quarter of 2020. Second quarter 2021 results were impacted by higher base revenues and AFUDC, partially offset by higher depreciation expense, O&M expense and interest expense at Tampa Electric and PGS. Year-to-date 2021 net income was $213 million, compared to $194 million in the 2020 year-to-date period. Year-to-date 2021 results were impacted by higher base revenues at PGS, lower O&M at Tampa Electric and higher AFUDC at Tampa Electric, partially offset by higher depreciation expense at Tampa Electric and PGS. See Operating Company Results below for further detail.

COVID-19 Pandemic

To date, the COVID-19 pandemic has not had a material financial impact on TEC’s earnings. TEC’s top priority continues to be the health and safety of its customers and employees. Management continues to monitor developments, economic conditions and recommendations by local and national public health authorities related to COVID-19 and is adjusting operational requirements as needed.

To date, customer defaults have not been material and as of June 30, 2021, adjustments to the allowance for credit losses have not had a material impact on the financial statements. TEC is continuing to monitor customer accounts and to work with customers on payment arrangements.

The extent of the future impact of the COVID-19 pandemic on TEC’s financial results and business operations is uncertain at this time but is not expected to have a material financial impact in 2021. Future impacts will depend on a variety of factors, including the duration and severity of the pandemic, further government actions, timing and effectiveness of vaccinations, future economic activity and energy usage. TEC plans to complete its capital investment projects and continue to reliably and safely serve its customers. Capital project delays and supply chain disruptions have been immaterial to date but, depending on the duration of the COVID-19 pandemic, forecasted capital expenditures may be delayed due to supply chain disruptions, travel restrictions or the deferral of non-essential capital work. TEC currently expects to continue to have adequate liquidity given its cash position, existing bank facilities and access to capital but will continue to monitor the impact of the COVID-19 pandemic on future cash flows. For further information on the potential future impacts of COVID-19 on TEC, refer to the COVID-19 Pandemic and Liquidity and Capital Resources sections of TEC’s Annual Report on Form 10-K for the year ended December 31, 2020.

Operating Company Results

Amounts included in the operating company discussions below are pre-tax, except net income and income taxes.

Electric Division

Tampa Electric’s net income for the second quarter of 2021 was $102 million, compared with $106 million for the same period in 2020. Results primarily reflected higher depreciation expense and higher interest expense, partially offset by higher AFUDC, lower income tax expense and higher base revenues. Base revenues are energy sales excluding revenues from clauses, gross receipts taxes and franchise fees. Clauses, gross receipts taxes and franchise fees do not have a material effect on net income as these revenues substantially represent a dollar-for-dollar recovery of clause and other pass-through costs.

Revenues were $78 million higher than in the same quarter in 2020 primarily driven by higher fuel recovery clause revenue as a result of higher fuel costs. Base revenue increased by $3 million primarily due to customer growth, warmer weather and higher base rates from additional solar generation projects being placed in-service, partially offset by the revenues now being recovered through the Storm Protection Plan Cost Recovery Clause. Total degree days (a measure of heating and cooling demand) in Tampa Electric's service area in the second quarter of 2021 were 8% above normal (a 20-year statistical degree day average) and 3% above the 2020 period, reflecting favorable weather in the second quarter of 2021 compared to 2020. Total net energy for load, which is a calendar measurement of energy output, in the second quarter of 2021 was 2% higher than the same period in 2020.

O&M expense, excluding all FPSC-approved cost-recovery clauses, was $2 million higher than in the same period of 2020 primarily due to higher employee benefit costs. Depreciation and amortization expense increased $12 million in the second quarter of 2021 compared to the same period in 2020 primarily due to normal additions to facilities to reliably serve customers, the in-service of solar generation projects, and an $8 million intangible software amortization credit in 2020 due to a regulatory agreement approved by the FPSC (see Note 3 to the TEC Consolidated Condensed Financial Statements for further information).

Tampa Electric’s net income year-to-date 2021 was $167 million, compared with $165 million for the same period in 2020. Results primarily reflected higher AFUDC and lower O&M expense, partially offset by higher depreciation expense.

Revenues were $104 million higher than year-to-date 2020 primarily driven by higher fuel recovery clause revenue as a result of higher fuel costs. Base revenue was consistent with year-to-date 2020 due to customer growth and higher base rates from additional solar generation projects being placed in-service, offset by less warm weather in the first quarter of 2021 and the revenues now being recovered through the Storm Protection Plan Cost Recovery Clause. Total degree days (a measure of heating and cooling demand) in Tampa Electric's service area year-to-date 2021 were 6% above normal (a 20-year statistical degree day average) and 4% below the 2020 period, reflecting milder weather year-to-date 2021 compared to 2020. Total net energy for load, which is a calendar measurement of energy output, year-to-date 2021 was consistent with year-to-date 2020.

O&M expense, excluding all FPSC-approved cost-recovery clauses, was $10 million lower than year-to-date 2020 primarily due to lower generation costs related to timing and scope of outages, lower labor costs as a result of lower coal generation, the recovery of Storm Protection Plan clause expenses and lower employee benefit costs. Depreciation and amortization expense was $17 million higher in year-to-date 2021 primarily due to normal additions to facilities to reliably serve customers, the in-service of solar generation projects, and an $8 million intangible software amortization credit in 2020 due to a regulatory agreement approved by the FPSC (see Note 3 to the TEC Consolidated Condensed Financial Statements for further information).

Tampa Electric’s regulated operating statistics for the three and six months ended June 30, 2021 and 2020 were as follows:

(millions, except customers and total degree days)	Operating Revenues			Kilowatt-Hours Billed
Three months ended June 30,	2021	2020	% Change	2021	2020	% Change
By Customer Type
Residential (1)	$276	$254	9	2,472	2,518	(2)
Commercial (1)	144	121	19	1,525	1,431	7
Industrial (1)	41	32	28	541	452	20
Other (1)	47	39	21	478	439	9
Regulatory deferrals and unbilled revenue (2)	11	(3)	(467)
Total retail sales of electricity	519	443	17	5,016	4,840	4
Off system sales of electricity	1	0	#DIV/0 !	16	11	45
Other operating revenue	12	11	9
Total revenues	$532	$454	17	5,032	4,851	4
Customers at June 30, (thousands)	802	786	2
Retail net energy for load (kilowatt hours)	5,516	5,388	2
Total degree days	1,345	1,311	3

Six months ended June 30,
By Customer Type
Residential (1)	$508	$459	11	4,525	4,398	3
Commercial (1)	270	246	10	2,850	2,804	2
Industrial (1)	78	69	13	1,015	949	7
Other (1)	90	81	11	912	883	3
Regulatory deferrals and unbilled revenue (2)	9	(5)	(280)
Total retail sales of electricity	955	850	12	9,302	9,034	3
Off system sales of electricity	1	1	0	27	33	(18)
Other operating revenue	23	24	(4)
Total revenues	$979	$875	12	9,329	9,067	3
Customers at June 30, (thousands)	802	786	2
Retail net energy for load (kilowatt-hours)	9,952	9,939	0
Total degree days	1,953	2,034	(4)

(1)	Reflects a billing cycle measurement.
(2)	Primarily reflects unbilled revenue, which incorporates a calendar measurement, and postings for clause recovery deferrals.

Natural Gas Division

PGS had net income of $19 million for the second quarter, compared with $11 million in the second quarter of 2020. Results reflect a 5% higher number of customers in the second quarter of 2021 compared to the second quarter of 2020. Revenues were $26 million higher than the prior year quarter primarily due to higher base rates that went into effect January 2021, customer growth, higher PGA clause-related revenues, and COVID-19 impacts lowering commercial sales in the 2020 period. These revenue increases were partially offset by lower cast iron bare steel replacement rider revenue that is now being recovered through the new base rates and lower off-system sales in 2021. The base revenues increase, excluding the shift of cast iron bare steel rider-related revenue, was $18 million. Operations and maintenance expense, excluding all FPSC-approved cost-recovery clauses, was $2 million higher than in the 2020 quarter primarily due to higher labor and contractor costs to operate and maintain the growing distribution system. Depreciation and amortization increased $3 million due to asset growth.

PGS had net income of $46 million for the 2021 year-to-date period, compared with $29 million in the 2020 period. Revenues were $51 million higher than the prior period primarily due to higher base rates that went into effect January 2021, customer growth, higher PGA clause-related revenues, and COVID-19 impacts lowering commercial sales in the second quarter of 2020. These revenue increases were partially offset by lower cast iron bare steel replacement rider revenue that is now being recovered through the new base rates and lower off-system sales in 2021. The base revenues increase excluding the shift of cast iron bare steel rider-related revenue was $32 million. Operations and maintenance expense, excluding all FPSC-approved cost-recovery clauses, was $2 million higher than in 2020 primarily due to the same quarterly drivers mentioned above. Depreciation and amortization increased $5 million due to asset growth.

PGS’s regulated operating statistics for the three and six months ended June 30, 2021 and 2020 were as follows:

(millions, except customers)	Operating Revenues			Therms
Three months ended June 30,	2021	2020	% Change	2021	2020	% Change
By Customer Type
Residential	$49	$36	36	21	19	11
Commercial	46	28	64	126	99	27
Industrial	5	4	25	117	118	(1)
Power generation	1	1	0	200	238	(16)
Off system sales	4	8	(50)	10	38	(74)
Other operating revenues	15	17	(12)
Total	$120	$94	28	474	512	(7)
By Sales Type
System supply	$66	$50	32	39	62	(37)
Transportation	39	27	44	435	450	(3)
Other operating revenues	15	17	(12)
Total	$120	$94	28	474	512	(7)
Customers at June 30, (thousands)	436	414	5

Six months ended June 30,
By Customer Type
Residential	$116	$84	38	59	52	13
Commercial	99	69	43	266	244	9
Industrial	9	8	13	229	230	(0)
Power generation	3	3	0	418	472	(11)
Off system sales	10	17	(41)	25	80	(69)
Other operating revenues	34	39	(13)
Total	$271	$220	23	997	1,078	(8)
By Sales Type
System supply	$154	$118	31	101	144	(30)
Transportation	83	63	32	896	934	(4)
Other operating revenues	34	39	(13)
Total	$271	$220	23	997	1,078	(8)
Customers at June 30, (thousands)	436	414	5

Other Income

For the second quarter of 2021 and 2020, TEC’s other income was $12 million and $9 million, respectively, and included AFUDC-equity of $10 million and $7 million, respectively. For the year-to-date periods in 2021 and 2020, TEC’s other income was $23 million and $16 million, respectively, and included AFUDC-equity of $20 million and $13 million, respectively. The increase in AFUDC-equity was primarily due to the timing of Tampa Electric’s modernization of its Big Bend Power Station and the construction of solar projects.

Interest Expense

For the second quarter of 2021 and 2020, TEC’s interest expense, excluding AFUDC-debt, was $39 million and $35 million, respectively. For the year-to-date periods in 2021 and 2020, TEC’s interest expense, excluding AFUDC-debt, was $77 million and $72 million, respectively. The increase was due to higher borrowings to support TEC’s ongoing capital investment program.

Income Taxes

The provisions for income taxes were $21 million and $24 million for the three months ended June 30, 2021 and 2020, respectively, and $41 million and $40 million for the six months ended June 30, 2021 and 2020, respectively. Compared to the 2020 period, the provision for income taxes for the six months ended June 30, 2021 was the result of higher pre-tax income, offset by higher tax benefits due to AFUDC, higher amortization of the regulatory liability related to tax reform, higher investment tax credit amortization related to solar projects and higher R&D tax credits. Compared to the second quarter in prior year, the provision for incomes taxes for the three months ended June 30, 2021 decreased primarily due to higher tax benefits due to AFUDC, higher amortization of the regulatory liability related to tax reform, higher investment tax credit amortization related to solar projects and higher R&D tax credits.

Liquidity and Capital Resources

The table below sets forth the June 30, 2021 liquidity, cash balances and amounts available under the TEC credit facilities.

(millions)
Credit facilities	$800
Drawn amounts/letters of credit	411
Available credit facilities	389
Cash and short-term investments	24
Total liquidity	$413

Cash Impacts Related to Operating Activities

Cash flows from operating activities for the six months ended June 30, 2021 were $346 million, a decrease of $36 million compared to the same period in 2020. Decreases to cash from operations were primarily the result of higher fuel under-recoveries, partially offset by the timing of invoice payments.

Cash Impacts Related to Financing Activities

Cash flows from financing activities for the six months ended June 30, 2021 resulted in net cash inflows of $256 million. TEC received $790 million of proceeds from long-term debt and $290 million of equity contributions (see Note 7 to the TEC Consolidated Condensed Financial Statements for further information regarding TEC’s long-term debt). These increases in cash flows were partially offset by repayment of $300 million of other short-term debt with a maturity of greater than 90 days, repayment of long-term debt of $278 million, dividend payments to Parent of $181 million and a net repayment of $65 million of short-term debt with maturities of 90 days or less.

Covenants in Financing Agreements

In order to utilize its bank credit facilities, TEC must meet certain financial tests as defined in the applicable agreements. In addition, TEC has certain restrictive covenants in specific agreements and debt instruments. At June 30, 2021, TEC was in compliance with all applicable financial covenants. The following table contains the significant financial covenant and the performance relative to it at June 30, 2021.

Significant Financial Covenants

			Calculation at
Instrument (1)	Financial Covenant (2)	Requirement/Restriction	June 30, 2021
Credit facility - $800 million	Debt/capital	Cannot exceed 65%	46%

(1)	See Note 6 to the TEC Consolidated Condensed Financial Statements for details of the credit facility.
(2)	As defined in the instrument.

Credit Ratings of Senior Unsecured Debt at June 30, 2021

	S&P	Moody’s	Fitch
Credit ratings of senior unsecured debt	BBB+	A3	A
Credit ratings outlook	Stable	Positive	Stable

Certain of TEC’s derivative instruments contain provisions that require TEC’s debt to maintain investment grade credit ratings.

Commitments and Contingencies

See Note 8 to the TEC Consolidated Condensed Financial Statements for information regarding TEC’s commitments and contingencies as of June 30, 2021.

Regulatory Matters

See Note 3 to the TEC Consolidated Condensed Financial Statements for information regarding TEC’s regulatory matters as of June 30, 2021.

Fair Value Measurements

The valuation methods used to determine fair value are described in Notes 7 and 11 to the TEC Consolidated Condensed Financial Statements. In addition, TEC considered the impact of nonperformance risk in determining the fair value of derivatives. TEC considered the net position with each counterparty, past performance of both parties and the intent of the parties, indications of credit deterioration and whether the markets in which TEC transacts have experienced dislocation. At June 30, 2021, the fair value of derivatives was not materially affected by nonperformance risk.

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
(a)

Evaluation of Disclosure Controls and Procedures. TEC’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of TEC’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2021. Based on such evaluation, TEC’s principal financial officer and principal executive officer have concluded that, as of June 30, 2021, TEC’s disclosure controls and procedures are effective.

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

Item 5.	OTHER INFORMATION

On August 6, 2021, TEC filed with the FPSC a joint motion for approval of a settlement agreement dated as of August 6, 2021 (the Settlement Agreement) by and among TEC and the intervenors in TEC’s rate case filed with the FPSC in April 2021. The Settlement Agreement agrees to an increase in base rates annually effective with January 2022 bills, to generate a $191 million increase in revenue consisting of $123 million of traditional base rate charges and $68 million in a new charge to recover the costs of retiring assets. The Settlement Agreement further includes two subsequent year adjustments of $90 million and $21 million, effective January 2023 and January 2024, respectively. Under the agreement, the allowed equity in the capital structure will continue to be 54% from investor sources of capital. The Settlement Agreement includes an allowed regulatory ROE range of 9.0% to 11.0% with a 9.95% midpoint. The Settlement Agreement allows a 25 basis point increase in the allowed ROE range and mid-point, and $10 million of additional revenue, if the average 30-year United States Treasury Bond yield rate for any period of six consecutive months is at least 50 basis points greater than the yield rate on the date the FPSC votes to approve the agreement. Under the agreement, base rates will not change from January 1, 2022 through December 31, 2024, unless TEC’s earned ROE was to fall below the bottom of the range during that time. The Settlement Agreement contains a provision whereby TEC agrees to quantify the future impact of a decrease or increase in corporate income tax rates on net operating income through a reduction or increase in base revenues within 180 days of when such tax change becomes law or its effective date. The Settlement Agreement further creates a mechanism to recover the costs of retiring coal generation units and meter assets over a period of 15 years which survives the term of this agreement. The Settlement Agreement would not become effective unless and until approved by the FPSC, which is expected to consider the matter by October 2021.

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

32

Certification of the Chief Executive Officer and Chief Financial Officer of Tampa Electric Company pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

99.1

Stipulation and Settlement Agreement, dated as of August 6, 2021, by and among Tampa Electric Company, the Office of Public Counsel, the Florida Industrial Power Users Group, Federal Executive Agencies, the Florida Retail Federation, Walmart, Inc., and the West Central Florida Hospital Utility Alliance.

101.INS**	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.

Exhibit
No.	Description
101.SCH**	Inline XBRL Taxonomy Extension Schema Document.

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	Inline XBRL Taxonomy Label Linkbase Document.

101.PRE**	Inline XBRL Taxonomy Presentation Linkbase Document.

104	The cover page from TEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 has been formatted in Inline XBRL.

(1)	This certification accompanies the Quarterly Report on Form 10-Q and is not filed as part of it.
*

Indicates exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference. Exhibits filed with periodic reports of TECO Energy, Inc. and TEC were filed under Commission File Nos. 1-8180 and 1-5007, respectively.

**

The XBRL related information in Exhibit 101 to this quarterly report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TAMPA ELECTRIC COMPANY
(Registrant)

Date: August 10, 2021	By:	/s/ Gregory W. Blunden
Gregory W. Blunden
Treasurer and Chief Financial Officer (Chief Accounting Officer)
(Principal Financial and Accounting Officer)