Form 10-Q
period 2021-09-30
TAMPA ELECTRIC CO
filed 2021-11-10
CIK 96271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 8, 2021, there were 10 shares of Tampa Electric Company’s common stock issued and outstanding, all of which were held, beneficially and of record, by TECO Energy, Inc.

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

TAMPA ELECTRIC COMPANY

Consolidated Condensed Balance Sheets

Unaudited

Assets	September 30,	December 31,
(millions)	2021	2020
Property, plant and equipment
Utility plant
Electric	$12,152	$11,486
Gas	2,545	2,332
Utility plant, at original costs	14,697	13,818
Accumulated depreciation	(3,979)	(3,712)
Utility plant, net	10,718	10,106
Other property	14	14
Total property, plant and equipment, net	10,732	10,120

Current assets
Cash and cash equivalents	30	10
Receivables, less allowance for credit losses of $9 and $7 at September 30, 2021 and December 31, 2020, respectively	310	219
Due from affiliates	8	11
Inventories, at average cost
Fuel	12	26
Materials and supplies	128	107
Regulatory assets	80	79
Prepayments and other current assets	26	10
Total current assets	594	462

Deferred debits
Regulatory assets	408	406
Other	62	60
Total deferred debits	470	466
Total assets	$11,796	$11,048

The accompanying notes are an integral part of the consolidated condensed financial statements.

 TAMPA ELECTRIC COMPANY

Consolidated Condensed Balance Sheets - continued

Unaudited

Liabilities and Capitalization	September 30,	December 31,
(millions)	2021	2020
Capitalization
Common stock	$4,330	$3,890
Accumulated other comprehensive loss	(1)	(1)
Retained earnings	387	327
Total capital	4,716	4,216
Long-term debt	3,136	2,594
Total capitalization	7,852	6,810

Current liabilities
Long-term debt due within one year	250	278
Notes payable	460	775
Accounts payable	308	321
Due to affiliates	37	46
Customer deposits	131	130
Regulatory liabilities	51	67
Accrued interest	40	13
Accrued taxes	84	22
Other	46	57
Total current liabilities	1,407	1,709

Long-term liabilities
Deferred income taxes	843	783
Regulatory liabilities	1,148	1,194
Investment tax credits	229	216
Deferred credits and other liabilities	317	336
Total long-term liabilities	2,537	2,529

Commitments and Contingencies (see Note 8)

Total liabilities and capitalization	$11,796	$11,048

The accompanying notes are an integral part of the consolidated condensed financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Condensed Statements of Income and Comprehensive Income

Unaudited

	Three months ended September 30,
(millions)	2021	2020
Revenues
Electric	$633	$505
Gas	114	91
Total revenues	747	596
Expenses
Fuel	175	71
Purchased power	42	30
Cost of natural gas sold	30	22
Operations and maintenance	139	134
Depreciation and amortization	109	97
Taxes, other than income	59	51
Total expenses	554	405
Income from operations	193	191
Other income
Allowance for equity funds used during construction	12	8
Other income, net	1	1
Total other income	13	9
Interest charges
Interest expense	37	36
Allowance for borrowed funds used during construction	(5)	(4)
Total interest charges	32	32
Income before provision for income taxes	174	168
Provision for income taxes	25	27
Net income	$149	$141
Comprehensive income	$149	$141

The accompanying notes are an integral part of the consolidated condensed financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Condensed Statements of Income and Comprehensive Income

Unaudited

	Nine months ended September 30,
(millions)	2021	2020
Revenues
Electric	$1,610	$1,378
Gas	390	314
Total revenues	2,000	1,692
Expenses
Fuel	413	239
Purchased power	86	57
Cost of natural gas sold	113	89
Operations and maintenance	406	394
Depreciation and amortization	322	286
Taxes, other than income	169	152
Total expenses	1,509	1,217
Income from operations	491	475
Other income
Allowance for equity funds used during construction	32	21
Other income, net	4	4
Total other income	36	25
Interest charges
Interest expense	114	108
Allowance for borrowed funds used during construction	(15)	(10)
Total interest charges	99	98
Income before provision for income taxes	428	402
Provision for income taxes	66	67
Net income	$362	$335
Comprehensive income	$362	$335

The accompanying notes are an integral part of the consolidated condensed financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Condensed Statements of Cash Flows

Unaudited

	Nine months ended September 30,
(millions)	2021	2020
Cash flows from operating activities
Net income	$362	$335
Adjustments to reconcile net income to cash from operating activities:
Depreciation and amortization	322	286
Deferred income taxes and investment tax credits	35	50
Allowance for equity funds used during construction	(32)	(21)
Deferred recovery clauses	(21)	(16)
Receivables, less allowance for credit losses	(88)	(46)
Taxes accrued	47	69
Interest accrued	27	32
Accounts payable	(1)	(18)
Regulatory assets and liabilities	0	(14)
Other	(23)	(10)
Cash flows from operating activities	628	647
Cash flows used in investing activities
Capital expenditures	(943)	(971)
Net proceeds from sale of assets	0	6
Cash flows used in investing activities	(943)	(965)
Cash flows from financing activities
Equity contributions from Parent	440	400
Proceeds from long-term debt issuance	790	0
Repayment of long-term debt	(278)	0
Net decrease in short-term debt (maturities of 90 days or less)	(15)	(113)
Proceeds from other short-term debt (maturities over 90 days)	0	300
Repayment of other short-term debt (maturities over 90 days)	(300)	0
Dividends to Parent	(302)	(266)
Cash flows from financing activities	335	321
Net increase in cash and cash equivalents	20	3
Cash and cash equivalents at beginning of period	10	14
Cash and cash equivalents at end of period	$30	$17
Supplemental disclosure of non-cash activities
Change in accrued capital expenditures	$(6)	$0

The accompanying notes are an integral part of the consolidated condensed financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Condensed Statements of Capital

Unaudited

				Accumulated
				Other
		Common	Retained	Comprehensive	Total
(millions, except share amounts)	Shares	Stock	Earnings	Loss	Capital
Three months ended September 30, 2021
Balance, June 30, 2021	10	4,180	$359	$(1)	$4,538
Net income			149		149
Equity contributions from Parent		150			150
Dividends to Parent			(121)		(121)
Balance, September 30, 2021	10	$4,330	$387	$(1)	$4,716

Three months ended September 30, 2020
Balance, June 30, 2020	10	3,650	$354	$(1)	$4,003
Net income			141		141
Equity contributions from Parent		135			135
Dividends to Parent			(116)		(116)
Other			1		1
Balance, September 30, 2020	10	$3,785	$380	$(1)	$4,164

Nine months ended September 30, 2021
Balance, December 31, 2020	10	3,890	$327	$(1)	$4,216
Net income			362		362
Equity contributions from Parent		440			440
Dividends to Parent			(302)		(302)
Balance, September 30, 2021	10	$4,330	$387	$(1)	$4,716

Nine months ended September 30, 2020
Balance, December 31, 2019	10	3,385	$311	$(1)	$3,695
Net income			335		335
Equity contributions from Parent		400			400
Dividends to Parent			(266)		(266)
Balance, September 30, 2020	10	$3,785	$380	$(1)	$4,164

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

Intercompany balances and transactions within the divisions have been eliminated in consolidation. In the opinion of management, the unaudited consolidated condensed financial statements include all adjustments that are of a recurring nature and necessary to state fairly the financial position of TEC as of September 30, 2021 and December 31, 2020, and the results of operations and cash flows for the periods ended September 30, 2021 and 2020. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that can be expected for the entire fiscal year ending December 31, 2021.

The use of estimates is inherent in the preparation of financial statements in accordance with U.S. GAAP. Actual results could differ from these estimates. The year-end Consolidated Condensed Balance Sheet was derived from audited financial statements; however, this quarterly report on Form 10-Q does not include all year-end disclosures required for an annual report on Form 10-K by U.S. GAAP.

Since 2020, the outbreak of COVID-19 has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. While management considered the impact of the COVID-19 pandemic in TEC’s estimates and results, the financial statements as of September 30, 2021 and December 31, 2020 and for the three and nine months ended September 30, 2021 and 2020 were not materially impacted by the COVID-19 pandemic.

Receivables and Allowance for Credit Losses

Receivables from contracts with customers, which consist of services to residential, commercial, industrial and other customers, were $297 million and $214 million as of September 30, 2021 and December 31, 2020, respectively. An allowance for credit losses is established based on TEC’s collection experience and reasonable and supportable forecasts that affect the collectibility of the reported amount. Circumstances that could affect Tampa Electric’s and PGS’s estimates of credit losses include, but are not limited to, customer credit issues, generating fuel prices, customer deposits and general economic conditions, including the impacts of the COVID-19 pandemic. Accounts are reserved in the allowance or written off once they are deemed to be uncollectible.

As of September 30, 2021 and December 31, 2020, unbilled revenues of $80 million and $73 million, respectively, are included in the “Receivables” line item on the Consolidated Condensed Balance Sheets.

Accounting for Franchise Fees and Gross Receipts

Tampa Electric and PGS are allowed to recover certain costs from customers on a dollar-for-dollar basis through rates approved by the FPSC. The amounts included in customers’ bills for franchise fees and gross receipt taxes are included as revenues on the Consolidated Condensed Statements of Income. Franchise fees and gross receipt taxes payable by Tampa Electric and PGS are included as an expense on the Consolidated Condensed Statements of Income in “Taxes, other than income”. These amounts totaled $36 million and $28 million for the three months ended September 30, 2021 and 2020, respectively, and totaled $96 million and $81 million for the nine months ended September 30, 2021 and 2020, respectively.

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

On December 12, 2017, TEC filed its first petition regarding the SoBRAs along with supporting tariffs demonstrating the cost-effectiveness of the September 1, 2018 tranche representing 145 MW and $24 million annually in estimated revenue requirements. The FPSC approved the tariffs on the first SoBRA filing on May 8, 2018 and TEC began receiving these revenues in September 2018. On June 29, 2018, TEC filed its second SoBRA petition along with supporting tariffs demonstrating the cost-effectiveness of the January 1, 2019 tranche representing 260 MW and $46 million annually in estimated revenue requirements. The FPSC approved the tariffs on the second SoBRA filing on October 29, 2018, and TEC began receiving these revenues in January 2019. On June 28, 2019, TEC filed its third SoBRA petition along with supporting tariffs demonstrating the cost-effectiveness of the January 1, 2020 tranche representing 149 MW and $26 million annually in estimated revenue requirements. The FPSC approved the tariffs on this SoBRA filing, including an adjustment to reflect the reduction in the state corporate income tax discussed below, on December 10, 2019, and TEC began receiving these revenues in January 2020. On July 31, 2020, TEC filed its fourth and final SoBRA petition along with supporting tariffs demonstrating the cost-effectiveness of the January 1, 2021 tranche representing 46 MW and $8 million annually in estimated revenues. The FPSC approved the tariffs on this SoBRA filing on November 3, 2020, and TEC began receiving these revenues in January 2021.

The true-up filing for SoBRA tranche 1 and 2 revenue requirement estimates that were included in base rates as of September 2018 and January 2019, respectively, was submitted on April 30, 2020, and the FPSC approved the amount on August 18, 2020. The $5 million true-up was returned to customers in 2020. The true-up filing for SoBRA tranche 3, included in base rates as of January 2020, was approved by the FPSC on October 12, 2021. An estimated $4 million true-up is being returned to customers during 2021. The true-up for SoBRA tranche 4 will be filed in 2022.

   On August 6, 2021, TEC filed with the FPSC a joint motion for approval of a settlement agreement dated as of August 6, 2021 (the Settlement Agreement) by and among TEC and the intervenors in TEC’s rate case filed with the FPSC in April 2021. The Settlement Agreement agrees to an increase in base rates annually effective with January 2022 bills, to generate a $191 million increase in revenue consisting of $123 million of traditional base rate charges and $68 million in a new charge to recover the costs of retiring assets. The Settlement Agreement further includes two subsequent year adjustments of $90 million and $21 million, effective January 2023 and January 2024, respectively. Under the agreement, the allowed equity in the capital structure will continue to be 54% from investor sources of capital. The Settlement Agreement includes an allowed regulatory ROE range of 9.0% to 11.0% with a 9.95% midpoint. The Settlement Agreement allows a 25 basis point increase in the allowed ROE range and mid-point, and $10 million of additional revenue, if the average 30-year United States Treasury Bond yield rate for any period of six consecutive months is at least 50 basis points greater than the yield rate on the date the FPSC votes to approve the agreement. Under the agreement, base rates will not change from January 1, 2022 through December 31, 2024, unless TEC’s earned ROE were to fall below the bottom of the range during that time. The Settlement Agreement contains a provision whereby TEC agrees to quantify the future impact of a decrease or increase in corporate income tax rates on net operating income through a reduction or increase in base revenues within 180 days of when such tax change becomes law or its effective date. The Settlement Agreement further creates a mechanism to recover the costs of retiring coal generation units and meter assets over a period of 15 years which survives the term of that agreement. On October 21, 2021, the FPSC approved the Settlement Agreement and the final order, reflecting such approval, is expected to be issued in November 2021.

Tampa Electric Big Bend Modernization Project

Tampa Electric expects to invest approximately $850 million during 2018 through 2023 to modernize the Big Bend Power Station, of which approximately $646 million has been invested through September 30, 2021. The Big Bend modernization project will repower Big Bend Unit 1 with natural gas combined-cycle technology and eliminate coal as this unit’s fuel. As part of the Big Bend modernization project, on June 1, 2020, Tampa Electric retired the Unit 1 components that will not be used in the modernized plant. At September 30, 2021 and December 31, 2020, Tampa Electric’s balance sheet included $200 million in electric utility plant and $93 million and $88 million, respectively, in accumulated depreciation related to Unit 1 components. In accordance with Tampa Electric’s 2017 settlement agreement approved by the FPSC, Tampa Electric will continue to account for its existing investment in Unit 1 in electric utility plant and depreciate the assets using the current depreciation rates until December 31, 2021. In addition, Tampa Electric plans to retire Big Bend Unit 2 in 2021 as part of the Big Bend modernization project.

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

Regulatory Assets and Liabilities

Details of the regulatory assets and liabilities are presented in the following table:

Regulatory Assets and Liabilities
(millions)	September 30, 2021	December 31, 2020
Regulatory assets:
Regulatory tax asset (1)	$101	$90
Cost-recovery clauses (2)	53	38
Environmental remediation (3)	24	22
Postretirement benefits (4)	290	309
Asset retirement obligation (5)	10	13
Other	10	13
Total regulatory assets	488	485
Less: Current portion	80	79
Long-term regulatory assets	$408	$406
Regulatory liabilities:
Regulatory tax liability (6)	$663	$691
Cost-recovery clauses (2)	18	23
Accumulated reserve - cost of removal (7)	469	498
Storm reserve (8)	46	48
Other	3	1
Total regulatory liabilities	1,199	1,261
Less: Current portion	51	67
Long-term regulatory liabilities	$1,148	$1,194

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

(8)

As a result of Tampa Electric’s 2013 rate case settlement, in the event of a named storm that results in damage to its system, Tampa Electric can petition the FPSC to seek recovery of those costs over a 12-month period or longer as determined by the FPSC, as well as replenish its reserve to $56 million, the level of the reserve as of October 31, 2013.  In 2021, 2020 and 2019, Tampa Electric incurred storm restoration preparation costs for multiple hurricanes of approximately $10 million, which was charged to the storm reserve regulatory liability.

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

Change in Florida Corporate Income Tax rate

On September 14, 2021, the state of Florida issued a corporate tax rate reduction from 4.46% to 3.53% effective January 1, 2021, through December 31, 2021. In the third quarter of 2021, TEC recorded a $4 million regulatory liability as a result of the tax rate change.

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

TEC’s effective tax rates for the nine months ended September 30, 2021 and 2020 were 15.4% and 16.7%, respectively. The September 30, 2021 and 2020 effective tax rates are an estimate of the annual effective income tax rate. TEC’s effective tax rate for the nine months ended September 30, 2021 and 2020 differed from the statutory rate principally due to the amortization of the regulatory tax liability resulting from tax reform. See Note 3 for further information regarding the regulatory tax liability.

Unrecognized Tax Benefits

As of September 30, 2021 and December 31, 2020, the amount of unrecognized tax benefits was $5 million and $9 million, respectively, all of which was recorded as a reduction of deferred income tax assets for tax credit carryforwards. TEC’s unrecognized federal tax benefits decreased in the first quarter of 2021 by approximately $5 million due to the settlement of its 2016 federal IRS Appeals R&D tax credits issue. TEC had $5 million and $9 million of unrecognized tax benefits at September 30, 2021 and December 31, 2020, that, if recognized, would reduce TEC’s effective tax rate.

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

TECO Energy Benefit Cost
(millions)	Pension Benefits		Other Postretirement Benefits
Three months ended September 30,	2021	2020	2021	2020
Components of net periodic benefit cost
Service cost	$3	$5	$1	$0
Interest cost	5	7	1	1
Expected return on assets	(13)	(13)	0	0
Amortization of:
Actuarial loss (gain)	7	5	1	0
Net periodic benefit cost	$2	$4	$3	$1
Nine months ended September 30,
Components of net periodic benefit cost
Service cost	$14	$15	$2	$0
Interest cost	16	20	4	4
Expected return on assets	(39)	(38)	0	0
Amortization of:
Actuarial loss (gain)	18	15	1	0
Settlement cost	0	0	0	0
Net periodic benefit cost	$9	$12	$7	$4

TEC’s portion of the net periodic benefit cost for the three months ended September 30, 2021 and 2020, respectively, was $2 million and $3 million for pension benefits, and $3 million and $2 million for other postretirement benefits. TEC’s portion of the net periodic benefit cost for the nine months ended September 30, 2021 and 2020, respectively, was $7 million and $9 million for pension benefits, and $8 million and $5 million for other postretirement benefits. TEC’s portion of net periodic benefit costs for pension and other benefits is included as an expense on the Consolidated Condensed Statements of Income in “Operations & maintenance”.

TECO Energy assumed a long-term EROA of 6.70% and a discount rate of 2.38% for pension benefits under its qualified pension plan for 2021. For TECO Energy’s other postretirement benefits, TECO Energy used a discount rate of 2.47% for 2021.

TECO Energy made contributions of $21 million and $19 million to its qualified pension plan in each of the nine months ended September 30, 2021 and 2020, respectively. TEC’s portion of these contributions was $17 million and $16 million, respectively. TECO Energy does not expect to make additional contributions to the pension plan  for the remainder of 2021.

Included in the benefit cost discussed above, for the three and nine months ended September 30, 2021, $8 million and $19 million, respectively, of unamortized prior service benefits and costs and actuarial gains and losses were reclassified by TEC from regulatory assets to the Consolidated Condensed Statement of Income, compared with $4 million and $14 million for the three and nine months ended September 30, 2020, respectively.

6. Short-Term Debt

Details of TEC’s short-term borrowings are presented in the following table:

	September 30, 2021				December 31, 2020
		Borrowings	Borrowings	Letters			Letters
	Credit	Outstanding -	Outstanding -	of Credit	Credit	Borrowings	of Credit
(millions)	Facilities	Credit Facilities (1)	Commercial Paper (1)	Outstanding	Facilities	Outstanding (1)	Outstanding
5-year facility (2)	$800	0	$460	$1	$800	$345	$1
3-year accounts receivable facility (3)	0	0	0	0	150	130	0
1-year term facility (4)	0	0	0	0	300	300	0
Total	$800	0	$460	$1	$1,250	$775	$1
(1)	Borrowings outstanding are reported as notes payable.
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

At September 30, 2021, the credit facility required a commitment fee of 12.5 basis points. The weighted-average interest rate on outstanding amounts payable under the credit facilities and commercial paper program at September 30, 2021 and December 31, 2020 was 0.23% and 0.89%, respectively.

Commercial Paper Program

On May 25, 2021, TEC established a commercial paper program (the Program) under which TEC may issue on a private placement basis unsecured commercial paper notes (the Notes). Amounts available under the Program may be borrowed, repaid and reborrowed with the aggregate amount of the Notes outstanding under the Program at any time not to exceed $800 million.  The maturities of the Notes will vary, but may not exceed 270 days from the date of issue. The rates of interest will depend on whether the Note will be a fixed or floating rate. TEC must have credit facilities in place, at least equal to the amount of its commercial paper program. TEC cannot issue commercial paper in an aggregate amount exceeding the then available capacity under its credit facility.

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

7. Long-Term Debt

Fair Value of Long-Term Debt

At September 30, 2021, TEC’s long-term debt, including the current portion, had a carrying amount of $3,386 million and an estimated fair market value of $4,019 million. At December 31, 2020, TEC’s total long-term debt, including the current portion, had a carrying amount of $2,872 million and an estimated fair market value of $3,597 million. The fair value of the debt securities is determined using Level 2 measurements (see Note 11 for information regarding the fair value hierarchy).

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

Superfund and Former Manufactured Gas Plant Sites

TEC, through its Tampa Electric and PGS divisions, is a PRP for certain superfund sites and, through its PGS division, for certain former MGP sites. While the joint and several liability associated with these sites presents the potential for significant response costs, as of September 30, 2021 and December 31, 2020, TEC has estimated its ultimate financial liability to be $17 million, primarily at PGS. This amount has been accrued and is primarily reflected in the long-term liability section under “Deferred credits and other liabilities” on the Consolidated Condensed Balance Sheets. The environmental remediation costs associated with these sites are expected to be paid over many years.

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

Long-Term Commitments

TEC has commitments for various purchases as disclosed below, including payment obligations under contractual agreements for fuel, fuel transportation and power purchases that are recovered from customers under regulatory clauses. The following is a schedule of future payments under PPAs, minimum lease payments with non-cancelable lease terms in excess of one year, and other net purchase obligations/commitments at September 30, 2021:

				Fuel	Long-term		Demand
	Purchased		Capital	and	Service	Operating	Side
(millions)	Power	Transportation	Projects	Gas Supply	Agreements	Leases	Management	Total

2021	$7	$63	$323	$126	$22	$1	$1	$543
2022	0	242	100	82	30	3	3	460
2023	0	221	64	1	40	3	0	329
2024	0	215	2	0	24	3	0	244
2025	0	200	1	0	15	2	0	218
Thereafter	0	2,068	0	0	44	48	0	2,160
Total future minimum payments	$7	$3,009	$490	$209	$175	$60	$4	$3,954

Debt Covenants

TEC must meet certain financial tests, including a debt to capital ratio, as defined in the applicable debt agreements and has certain restrictive covenants in specific agreements and debt instruments. At September 30, 2021, TEC was in compliance with all required covenants.

9. Segment Information

(millions)	Tampa				Tampa Electric
Three months ended September 30,	Electric	PGS	Eliminations		Company
2021
Revenues - external	$633	$114	$0		$747
Intracompany sales	1	1	(2)		0
Total revenues	634	115	(2)		747
Total interest charges	27	5	0		32
Net income	$134	$15	$0		$149
2020
Revenues - external	$505	$91	$0		$596
Intracompany sales	1	1	(2)		0
Total revenues	506	92	(2)		596
Total interest charges	28	4	0		32
Net income	$131	$10	$0		$141

Nine months ended September 30,
2021
Revenues - external	$1,610	$390	$0		$2,000
Intracompany sales	3	2	(5)		0
Total revenues	1,613	392	(5)		2,000
Total interest charges	84	15	0		99
Net income	$302	$60	$0		$362
2020
Revenues - external	$1,378	$314	$0		$1,692
Intracompany sales	3	5	(8)		0
Total revenues	1,381	319	(8)		1,692
Total interest charges	85	13	0		98
Net income	$296	$39	$0		$335
Total assets at September 30, 2021	$10,359	$2,095	$(658)	(1)	$11,796
Total assets at December 31, 2020	$9,800	$1,901	$(653)	(1)	$11,048

(1)	Amounts primarily relate to consolidated deferred tax reclassifications. Deferred tax assets are reclassified and netted with deferred tax liabilities upon consolidation.

10. Revenue

The following disaggregates TEC’s revenue by major source:

(millions)	Tampa				Tampa Electric
Three months ended September 30, 2021	Electric		PGS	Eliminations	Company
Electric revenue
Residential	$359		$0	$0	$359
Commercial	169		0	0	169
Industrial	46		0	0	46
Regulatory deferrals and unbilled revenue	(7)		0	0	(7)
Other (1)	67		0	(1)	66
Total electric revenue	634		0	(1)	633
Gas revenue
Residential	0		41	0	41
Commercial	0		44	0	44
Industrial (2)	0		6	0	6
Other (3)	0		24	(1)	23
Total gas revenue	0		115	(1)	114
Total revenue	$634		$115	$(2)	$747
Three months ended September 30, 2020
Electric revenue
Residential	$303		$0	$0	$303
Commercial	128		0	0	128
Industrial	30		0	0	30
Regulatory deferrals and unbilled revenue	(8)		0	0	(8)
Other (1)	53	`	0	(1)	52
Total electric revenue	506		0	(1)	505
Gas revenue
Residential	0		29	0	29
Commercial	0		30	0	30
Industrial (2)	0		6	0	6
Other (3)	0		27	(1)	26
Total gas revenue	0		92	(1)	91
Total revenue	$506		$92	$(2)	$596

(millions)	Tampa			Tampa Electric
Nine months ended September 30, 2021	Electric	PGS	Eliminations	Company
Electric revenue
Residential	$867	$0	$0	$867
Commercial	439	0	0	439
Industrial	124	0	0	124
Regulatory deferrals and unbilled revenue	2	0	0	2
Other (1)	181	0	(3)	178
Total electric revenue	1,613	0	(3)	1,610
Gas revenue
Residential	0	157	0	157
Commercial	0	143	0	143
Industrial (2)	0	18	0	18
Other (3)	0	74	(2)	72
Total gas revenue	0	392	(2)	390
Total revenue	$1,613	$392	$(5)	$2,000

Nine months ended September 30, 2020
Electric revenue
Residential	$762	$0	$0	$762
Commercial	374	0	0	374
Industrial	99	0	0	99
Regulatory deferrals and unbilled revenue	(13)	0	0	(13)
Other (1)	159	0	(3)	156
Total electric revenue	1,381	0	(3)	1,378
Gas revenue
Residential	0	113	0	113
Commercial	0	99	0	99
Industrial (2)	0	17	0	17
Other (3)	0	90	(5)	85
Total gas revenue	0	319	(5)	314
Total revenue	$1,381	$319	$(8)	$1,692

(1) Other electric revenue includes sales to public authorities, off-system sales to other utilities and various other items.
(2) Industrial gas revenue includes sales to power generation customers.
(3) Other gas revenue includes off-system sales to other utilities and various other items.

Remaining Performance Obligations

Remaining performance obligations primarily represent lighting contracts and gas transportation contracts with fixed contract terms. As of September 30, 2021 and December 31, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $130 million and $135 million, respectively. As allowed under ASC 606, these amounts exclude contracts with an original expected length of one year or less and variable amounts for which TEC recognizes revenue at the amount to which it has the right to invoice for services performed. TEC expects to recognize revenue for the remaining performance obligations through 2033.

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

As of September 30, 2021 and December 31, 2020, the carrying value of TEC’s short-term debt was not materially different from the fair value due to the short-term nature of the instruments and because the stated rates approximate market rates. The fair value of TEC’s short-term debt is determined using Level 2 measurements. See Note 7 for information regarding the fair value of long-term debt.

Item 2.	MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS

Earnings Summary - Unaudited

	Three months ended September 30,		Nine months ended September 30,
(millions)	2021	2020	2021	2020
Revenues
Tampa Electric	$634	$506	$1,613	$1,381
PGS	115	92	392	319
Eliminations	(2)	(2)	(5)	(8)
TEC	$747	$596	$2,000	$1,692

Net income
Tampa Electric	$134	$131	$302	$296
PGS	15	10	60	39
TEC	$149	$141	$362	$335

Operating Results

Third quarter 2021 net income was $149 million, compared to $141 million in the third quarter of 2020. Third quarter 2021 results were impacted by higher base revenues at PGS, lower O&M at Tampa Electric and higher AFUDC at Tampa Electric, partially offset by higher depreciation expense at Tampa Electric and PGS. Year-to-date 2021 net income was $362 million, compared to $335 million in the 2020 year-to-date period. Year-to-date 2021 results were impacted by higher base revenues at PGS, lower O&M at Tampa Electric and higher AFUDC at Tampa Electric, partially offset by higher depreciation expense and interest expense at Tampa Electric and PGS. See Operating Company Results below for further detail.

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

To date, customer defaults have not been material and as of September 30, 2021, adjustments to the allowance for credit losses have not had a material impact on the financial statements. TEC is continuing to monitor customer accounts and to work with customers on payment arrangements.

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

Electric Division

Tampa Electric’s net income for the third quarter of 2021 was $134 million, compared with $131 million for the same period in 2020. Results primarily reflected lower O&M expense and higher AFUDC, partially offset by higher depreciation expense.

Revenues were $128 million higher than in the same quarter in 2020 primarily driven by higher fuel recovery clause revenue as a result of higher fuel costs. Base revenue decreased by $3 million primarily due to revenues now being recovered through the Storm Protection Plan Cost Recovery Clause, partially offset by customer growth and higher base rates from additional solar generation projects being placed in-service. Total degree days (a measure of heating and cooling demand) in Tampa Electric's service area in the third quarter of 2021 were 6% above normal (a 20-year statistical degree day average) and consistent with the same period in 2020. Total net energy for load, which is a calendar measurement of energy output, in the third quarter of 2021 was consistent with the same period in 2020.

O&M expense, excluding all FPSC-approved cost-recovery clauses, was $6 million lower than in the same period in 2020 primarily due to lower employee benefit costs. Depreciation and amortization expense increased $6 million in the third quarter of 2021 compared to the same period in 2020 primarily due to normal additions to facilities to reliably serve customers, the in-service of solar generation projects, and a $4 million intangible software amortization credit in 2020 due to a regulatory agreement approved by the FPSC (see Note 3 to the TEC Consolidated Condensed Financial Statements for further information).

Tampa Electric’s net income year-to-date 2021 was $302 million, compared with $296 million for the same period in 2020. Results primarily reflected lower O&M expense and higher AFUDC, partially offset by higher depreciation expense.

Revenues were $232 million higher than year-to-date 2020 primarily driven by higher fuel recovery clause revenue as a result of higher fuel costs. Base revenue was $4 million lower than year-to-date 2020 due to less warm weather in the first quarter of 2021 and the revenues now being recovered through the Storm Protection Plan Cost Recovery Clause, partially offset by customer growth and higher base rates from additional solar generation projects being placed in-service. Total degree days (a measure of heating and cooling demand) in Tampa Electric's service area year-to-date 2021 were 9% above normal (a 20-year statistical degree day average) and 2% below the 2020 period, reflecting milder weather year-to-date 2021 compared to 2020. Total net energy for load, which is a calendar measurement of energy output, year-to-date 2021 was consistent compared to 2020.

O&M expense, excluding all FPSC-approved cost-recovery clauses, was $16 million lower than year-to-date 2020 primarily due to lower employee benefit costs, lower generation costs related to the schedule and scope of outages, lower labor costs as a result of lower coal generation and the recovery of Storm Protection Plan clause expenses previously recorded in O&M. Depreciation and amortization expense was $23 million higher in year-to-date 2021 primarily due to normal additions to facilities to reliably serve customers, the in-service of solar generation projects, and a $12 million intangible software amortization credit in 2020 due to a regulatory agreement approved by the FPSC (see Note 3 to the TEC Consolidated Condensed Financial Statements for further information).

Tampa Electric’s regulated operating statistics for the three and nine months ended September 30, 2021 and 2020 were as follows:

(millions, except customers and total degree days)	Operating Revenues			Kilowatt-Hours Billed
Three months ended September 30,	2021	2020	% Change	2021	2020	% Change
By Customer Type
Residential (1)	$359	$303	18	3,104	3,259	(5)
Commercial (1)	169	128	32	1,769	1,728	2
Industrial (1)	46	30	53	570	482	18
Other (1)	52	41	27	505	512	(1)
Regulatory deferrals and unbilled revenue (2)	(7)	(8)	(13)
Total retail sales of electricity	619	494	25	5,948	5,981	(1)
Off system sales of electricity	3	1	200	55	15	267
Other operating revenue	12	11	9
Total revenues	$634	$506	25	6,003	5,996	0
Customers at September 30, (thousands)	805	790	2
Retail net energy for load (kilowatt hours)	6,256	6,168	1
Total degree days	1,781	1,787	(0)

Nine months ended September 30,
By Customer Type
Residential (1)	$867	$762	14	7,629	7,657	(0)
Commercial (1)	439	374	17	4,619	4,532	2
Industrial (1)	124	99	25	1,585	1,431	11
Other (1)	142	122	16	1,417	1,395	2
Regulatory deferrals and unbilled revenue (2)	2	(13)	(115)
Total retail sales of electricity	1,574	1,344	17	15,250	15,015	2
Off system sales of electricity	4	2	100	82	48	71
Other operating revenue	35	35	0
Total revenues	$1,613	$1,381	17	15,332	15,063	2
Customers at September 30, (thousands)	805	790	2
Retail net energy for load (kilowatt-hours)	16,208	16,107	1
Total degree days	3,734	3,821	(2)

(1)	Reflects a billing cycle measurement.
(2)	Primarily reflects unbilled revenue, which incorporates a calendar measurement, and postings for clause recovery deferrals.

Natural Gas Division

PGS had net income of $15 million for the third quarter, compared with $10 million in the third quarter of 2020. Results reflect a 4.3% higher number of customers in the third quarter of 2021 compared to the third quarter of 2020. Revenues were $23 million higher than the prior year quarter primarily due to higher base rates that went into effect January 2021, customer growth, higher PGA clause-related revenues, and COVID-19 impacts lowering commercial sales in the 2020 period. These revenue increases were partially offset by lower cast iron bare steel replacement rider revenue that is now being recovered through the new base rates and lower off-system sales in 2021. The base revenues increase, excluding the shift of cast iron bare steel rider-related revenue, was $13 million. Operations and maintenance expense, excluding all FPSC-approved cost-recovery clauses, was $3 million higher than in the 2020 quarter primarily due to higher labor and contractor costs to operate and maintain the growing distribution system, increased employee benefits expense and higher insurance costs. Depreciation and amortization increased $3 million due to asset growth.

PGS had net income of $60 million for the 2021 year-to-date period, compared with $39 million in the 2020 period. Revenues were $73 million higher than the prior period primarily due to higher base rates that went into effect January 2021, customer growth, higher PGA clause-related revenues, and COVID-19 impacts lowering commercial sales in 2020. These revenue increases were partially offset by lower cast iron bare steel replacement rider revenue that is now being recovered through the new base rates and lower off-system sales in 2021. The base revenues increase, excluding the shift of cast iron bare steel rider-related revenue, was $44 million. Operations and maintenance expense, excluding all FPSC-approved cost-recovery clauses, was $5 million higher than in 2020 primarily due to the same quarterly drivers mentioned above. Depreciation and amortization increased $8 million due to asset growth.

PGS’s regulated operating statistics for the three and nine months ended September 30, 2021 and 2020 were as follows:

(millions, except customers)	Operating Revenues			Therms
Three months ended September 30,	2021	2020	% Change	2021	2020	% Change
By Customer Type
Residential	$41	$29	41	15	13	15
Commercial	44	30	47	120	106	13
Industrial	4	4	0	111	116	(4)
Power generation	2	2	0	222	252	(12)
Off system sales	7	8	(13)	14	31	(55)
Other operating revenues	14	17	(18)
Total	$112	$90	24	482	518	(7)
By Sales Type
System supply	$61	$45	36	37	50	(26)
Transportation	37	28	32	445	468	(5)
Other operating revenues	14	17	(18)
Total	$112	$90	24	482	518	(7)
Customers at September 30, (thousands)	440	421	5

Nine months ended September 30,
By Customer Type
Residential	$157	$113	39	74	65	14
Commercial	143	99	44	386	350	10
Industrial	13	12	8	340	346	(2)
Power generation	5	5	0	640	724	(12)
Off system sales	17	25	(32)	39	111	(65)
Other operating revenues	48	56	(14)
Total	$383	$310	24	1,479	1,596	(7)
By Sales Type
System supply	$215	$163	32	138	194	(29)
Transportation	120	91	32	1,341	1,402	(4)
Other operating revenues	48	56	(14)
Total	$383	$310	24	1,479	1,596	(7)
Customers at September 30, (thousands)	440	421	5

Other Income

For the third quarter of 2021 and 2020, TEC’s other income was $13 million and $9 million, respectively, and included AFUDC-equity of $12 million and $8 million, respectively. For the year-to-date periods in 2021 and 2020, TEC’s other income was $36 million and $25 million, respectively, and included AFUDC-equity of $32 million and $21 million, respectively. The increase in AFUDC-equity was primarily due to the timing of Tampa Electric’s modernization of its Big Bend Power Station and the construction of solar projects.

Interest Expense

For the third quarter of 2021 and 2020, TEC’s interest expense, excluding AFUDC-debt, was $37 million and $36 million, respectively. For the year-to-date periods in 2021 and 2020, TEC’s interest expense, excluding AFUDC-debt, was $114 million and $108 million, respectively. The increase was due to higher borrowings to support TEC’s ongoing capital investment program.

Income Taxes

The provisions for income taxes were $25 million and $27 million for the three months ended September 30, 2021 and 2020, respectively, and $66 million and $67 million for the nine months ended September 30, 2021 and 2020, respectively. Compared to the 2020 periods, the provision for income taxes for the three months and nine months ended September 30, 2021 was the result of higher tax benefits due to AFUDC, higher amortization of the regulatory liability related to tax reform, higher investment tax credit amortization related to solar projects and higher R&D tax credits, offset by higher pre-tax income.

Liquidity and Capital Resources

The table below sets forth the September 30, 2021 liquidity, cash balances and amounts available under the TEC credit facilities.

(millions)
Credit facilities	$800
Drawn amounts/letters of credit	(461)
Available credit facilities	339
Cash and short-term investments	30
Total liquidity	$369

Cash Impacts Related to Operating Activities

Cash flows from operating activities for the nine months ended September 30, 2021 were $628 million, a decrease of $19 million compared to the same period in 2020. Decreases to cash from operations were primarily the result of higher receivable balances and higher clause under-recoveries due to higher natural gas prices, partially offset by the timing of invoice payments.

Cash Impacts Related to Financing Activities

Cash flows from financing activities for the nine months ended September 30, 2021 resulted in net cash inflows of $335 million. TEC received $790 million of proceeds from long-term debt and $440 million of equity contributions (see Note 7 to the TEC Consolidated Condensed Financial Statements for further information regarding TEC’s long-term debt). These increases in cash flows were partially offset by repayment of $300 million of other short-term debt with a maturity of greater than 90 days, repayment of long-term debt of $278 million, dividend payments to Parent of $302 million and a net repayment of $15 million of short-term debt with maturities of 90 days or less.

Covenants in Financing Agreements

In order to utilize its bank credit facilities, TEC must meet certain financial tests as defined in the applicable agreements. In addition, TEC has certain restrictive covenants in specific agreements and debt instruments. At September 30, 2021, TEC was in compliance with all applicable financial covenants. The following table contains the significant financial covenant and the performance relative to it at September 30, 2021.

Significant Financial Covenants

			Calculation at
Instrument (1)	Financial Covenant (2)	Requirement/Restriction	September 30, 2021
Credit facility - $800 million	Debt/capital	Cannot exceed 65%	45%

(1)	See Note 6 to the TEC Consolidated Condensed Financial Statements for details of the credit facility.
(2)	As defined in the instrument.

Credit Ratings of Senior Unsecured Debt at September 30, 2021

	S&P	Moody’s	Fitch
Credit ratings of senior unsecured debt	BBB+	A3	A
Credit ratings outlook	Stable	Positive	Stable

Certain of TEC’s derivative instruments contain provisions that require TEC’s debt to maintain investment grade credit ratings.

Commitments and Contingencies

See Note 8 to the TEC Consolidated Condensed Financial Statements for information regarding TEC’s commitments and contingencies as of September 30, 2021.

Regulatory Matters

See Note 3 to the TEC Consolidated Condensed Financial Statements for information regarding TEC’s regulatory matters as of September 30, 2021, including Tampa Electric’s rate case filed with the FPSC in April 2021.

Fair Value Measurements

The valuation methods used to determine fair value are described in Notes 7 and 11 to the TEC Consolidated Condensed Financial Statements. In addition, TEC considered the impact of nonperformance risk in determining the fair value of derivatives. TEC considered the net position with each counterparty, past performance of both parties and the intent of the parties, indications of credit deterioration and whether the markets in which TEC transacts have experienced dislocation. At September 30, 2021, the fair value of derivatives was not materially affected by nonperformance risk.

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
(a)

Evaluation of Disclosure Controls and Procedures. TEC’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of TEC’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2021. Based on such evaluation, TEC’s principal financial officer and principal executive officer have concluded that, as of September 30, 2021, TEC’s disclosure controls and procedures are effective.

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

32

Certification of the Chief Executive Officer and Chief Financial Officer of Tampa Electric Company pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

99.1

Stipulation and Settlement Agreement, dated as of August 6, 2021, by and among Tampa Electric Company, the Office of Public Counsel, the Florida Industrial Power Users Group, Federal Executive Agencies, the Florida Retail Federation, Walmart, Inc., and the West Central Florida Hospital Utility Alliance (Exhibit 99.1, Form 10-Q for June 30, 2021 of Tampa Electric Company).

101.INS**	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema Document.

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	Inline XBRL Taxonomy Label Linkbase Document.

101.PRE**	Inline XBRL Taxonomy Presentation Linkbase Document.

104	The cover page from TEC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 has been formatted in Inline XBRL.

(1)	This certification accompanies the Quarterly Report on Form 10-Q and is not filed as part of it.
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

TAMPA ELECTRIC COMPANY
(Registrant)

Date: November 9, 2021	By:	/s/ Gregory W. Blunden
Gregory W. Blunden
Treasurer and Chief Financial Officer (Chief Accounting Officer)
(Principal Financial and Accounting Officer)