Form 10-K
period 2021-12-31
TAMPA ELECTRIC CO
filed 2022-02-14
CIK 96271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2021

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

Yes ☐ No ☒

The aggregate market value of Tampa Electric Company’s common stock held by non-affiliates of the registrant as of June 30, 2021 was zero.

As of February 10, 2022, there were 10 shares of Tampa Electric Company’s common stock issued and outstanding, all of which were held, beneficially and of record, by TECO Energy, Inc., an indirect wholly-owned subsidiary of Emera Inc.

Tampa Electric Company meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format specified in General Instruction I(2) of Form 10-K.

DEFINITIONS

Acronyms and defined terms used in this and other filings with the U.S. Securities and Exchange Commission include the following:

Term	Meaning

AFUDC	allowance for funds used during construction
AFUDC-debt	debt component of allowance for funds used during construction
AFUDC-equity	equity component of allowance for funds used during construction
APBO	accumulated postretirement benefit obligation
ARO	asset retirement obligation
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BCF	billion cubic feet
CCRs	coal combustion residuals
CMO	collateralized mortgage obligation
CNG	compressed natural gas
CO2	carbon dioxide
COVID-19	coronavirus disease 2019
CPI	consumer price index
CT	combustion turbine
D.C. Circuit Court	D.C. Circuit Court of Appeals
ECRC	environmental cost recovery clause
Emera	Emera Inc., a geographically diverse energy and services company headquartered in Nova Scotia, Canada and the indirect parent company of Tampa Electric Company
EPA	U.S. Environmental Protection Agency
ERISA	Employee Retirement Income Security Act
EROA	expected return on plan assets
EUSHI	Emera US Holdings Inc., a wholly owned subsidiary of Emera, which is the sole shareholder of TECO Energy’s common stock
FASB	Financial Accounting Standards Board
FDEP	Florida Department of Environmental Protection
FERC	Federal Energy Regulatory Commission
FPSC	Florida Public Service Commission
GHG	greenhouse gas
IGCC	integrated gasification combined-cycle
IRS	Internal Revenue Service
ITCs	investment tax credits
kWac	kilowatt on an alternating current basis
LNG	liquefied natural gas
MBS	mortgage-backed securities
MD&A	the section of this report entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations
MGP	manufactured gas plant
MMBTU	one million British Thermal Units
MRV	market-related value
MW	megawatt(s)
MWH	megawatt-hour(s)
NAV	net asset value
Note	Note to consolidated financial statements
NPNS	normal purchase normal sale
O&M expenses	operations and maintenance expenses
OCI	other comprehensive income
OPC	Office of Public Counsel
OPEB	other postemployment benefits
Parent	TECO Energy, Inc., the direct parent company of Tampa Electric Company
PBGC	Pension Benefit Guarantee Corporation
PBO	projected benefit obligation
PGA	purchased gas adjustment
PGS	Peoples Gas System, the gas division of Tampa Electric Company

PPA	power purchase agreement
PRP	potentially responsible party
R&D	research and development
REIT	real estate investment trust
RFP	request for proposal
ROE	return on common equity
Regulatory ROE	return on common equity as determined for regulatory purposes
S&P	Standard and Poor’s
SCR	selective catalytic reduction
SEC	U.S. Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
SoBRAs	solar base rate adjustments
SPP	storm protection plan
STIF	short-term investment fund
Tampa Electric	Tampa Electric, the electric division of Tampa Electric Company
TEC	Tampa Electric Company
TECO Energy	TECO Energy, Inc., the direct parent company of Tampa Electric Company
TSI	TECO Services, Inc.
U.S. GAAP	generally accepted accounting principles in the United States

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

PART I

Item 1. BUSINESS

Tampa Electric Company, referred to as TEC, was incorporated in Florida in 1899 and was reincorporated in 1949. TEC is a public utility operating within the State of Florida. TEC has two operating segments. Its electric division, referred to as Tampa Electric, provides retail electric service to approximately 810,600 customers in West Central Florida with a net winter system generating capacity of 5,919 MW at December 31, 2021. The gas division of TEC, referred to as PGS, is engaged in the purchase, distribution and sale of natural gas for residential, commercial, industrial and electric power generation customers in Florida. With approximately 445,300 customers, PGS has operations in Florida’s major metropolitan areas. Annual natural gas throughput (the amount of gas delivered to its customers, including transportation-only service) in 2021 was approximately 1.9 billion therms. All of TEC’s common stock is owned by TECO Energy, a holding company. TECO Energy is an indirect, wholly owned subsidiary of Emera. Therefore, TEC is an indirect, wholly owned subsidiary of Emera.

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

For TEC’s revenue and other financial information by operating segments, see Note 11 to the 2021 Annual TEC Consolidated Financial Statements.

TEC Human Capital

TEC had approximately 3,100 employees as of December 31, 2021, substantially all of whom are located in Florida.

Tampa Electric had approximately 2,420 employees as of December 31, 2021, of which 700 were represented by the International Brotherhood of Electrical Workers and 165 were represented by the Office and Professional Employees International Union. In December 2019, 370 TSI employees were transferred to Tampa Electric. The transfer of these employees to Tampa Electric created operational synergies in the organization but did not materially impact shared service costs or the TEC Consolidated Statement of Income.

PGS had approximately 680 employees as of December 31, 2021. Approximately 90 employees in four of PGS’s 14 service areas and call center are represented by various union organizations.

TEC initiated a plan in March 2020 to manage the critical safety, operational and business risks associated with the COVID-19 pandemic. In March 2020, TEC launched a work-from-home plan for approximately 70% of the workforce and implemented policies and revised work practices to promote safe operations for the remaining ﬁeld-based employees. TEC has commenced the initial phase of re-entry for those employees who had been working remote. This initial phase limits office capacity to 50% for these employees. COVID protocols have been developed to maintain employee health and safety.

In alignment with our efforts to promote inclusion and diversity, TEC has in place a company-wide Inclusion and Diversity initiative, which provides the organizational blueprint for achieving greater diversity and uniqueness of individuals and cultures and the varied perspectives they provide. Maintaining a robust pipeline of talent is crucial to TEC’s ongoing success and is a key aspect of succession planning efforts across the organization.

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

TAMPA ELECTRIC – Electric Operations

TEC’s Tampa Electric division is engaged in the generation, purchase, transmission, distribution and sale of electric energy. The retail territory served comprises an area of about 2,000 square miles in West Central Florida, including Hillsborough County and parts of Polk, Pasco and Pinellas Counties. The principal communities served are Tampa, Temple Terrace, Winter Haven, Plant City and Dade City. Tampa Electric engages in wholesale sales to utilities and other resellers of electricity. At December 31, 2021, Tampa Electric had two generating stations in or near Tampa, one generating station in southwestern Polk County, and 14 photovoltaic power stations (eight in Hillsborough County and six in Polk County).

The sources of Tampa Electric’s operating revenue and MWH sales were as follows:

Tampa Electric Operating Revenue

(millions)	2021	2020	2019
Residential	$1,156	$1,018	$1,046
Commercial	602	506	562
Industrial	172	133	156
Other sales of electricity	194	165	183
Regulatory deferrals and unbilled revenue	(8)	(25)	(49)
Total energy sales	2,116	1,797	1,898
Off system sales	6	3	6
Other	52	49	61
Total revenues	$2,174	$1,849	$1,965

Megawatt-hour Sales

(thousands)	2021	2020	2019
Residential	9,941	10,122	9,584
Commercial	6,144	6,058	6,240
Industrial	2,122	1,891	2,021
Other sales of electricity	1,886	1,883	1,939
Total retail	20,093	19,954	19,784
Off system sales	114	75	155
Total energy sold	20,207	20,029	19,939

No significant part of Tampa Electric’s business is dependent upon a single or limited number of customers where the loss of any one or several would have a significant adverse effect on Tampa Electric. Tampa Electric experiences summer peak loads due to the use of air conditioning and other cooling equipment and winter peak loads due to electric space heating, fewer daylight hours and colder temperatures.

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

Tampa Electric’s 2021, 2020 and 2019 results reflect a settlement agreement approved by the FPSC on November 6, 2017. Tampa Electric’s 2022 base rates will reflect a settlement agreement approved by the FPSC on November 10, 2021. See Note 3 to the 2021 Annual TEC Consolidated Financial Statements for information regarding Tampa Electric’s base rates, ROE and other regulatory matters.

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

During November 2021, the FPSC approved cost-recovery rates for the above clauses for 2022. See Note 3 to the 2021 Annual TEC Consolidated Financial Statements for further information. In addition, Tampa Electric’s 2021 rate case settlement agreement established a mechanism to recover the costs of retiring coal generation units and meter assets over a period of 15 years beginning in January 2022, which will survive the term of the settlement agreement.

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

Generation Sources

In 2021 and 2020, approximately 86% and 89%, respectively, of Tampa Electric’s generation of electricity was natural gas-fired, with solar representing 6% and 6%, respectively, and coal representing 8% and 5%, respectively. In 2021 and 2020, Tampa Electric used its generating units to meet approximately 89% and 88%, respectively, of the total system load requirements, with the remaining 11% and 12%, respectively, coming from purchased power. Tampa Electric is required to maintain a generation capacity greater than firm peak demand. Tampa Electric meets the planning criteria for reserve capacity established by the FPSC, which is a 20% reserve margin over firm peak demand. See MD&A - Capital Investments for information regarding TEC’s forecasted capital investments in generation sources, including solar projects and the modernization of the Big Bend Power Station.

The table below presents information regarding Tampa Electric’s generation costs.

Average cost per MMBTU	2021	2020	2019
Natural Gas (1)	$4.83	$3.31	$3.40
Coal (2)	3.49	3.69	3.66

Average generation cost per MWh (3)	33.73	20.27	27.81

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

Natural Gas. Tampa Electric maintains gas commodity, pipeline transportation and storage contracts. As of December 31, 2021, approximately 80% of Tampa Electric’s 2.0 million BCF of gas storage capacity was full. Tampa Electric has contracted for 73% of its expected gas needs for the January through December 2022 period. Tampa Electric expects to issue RFPs to meet its remaining 2022 gas needs and begin contracting for its 2023 requirements. Additional volume requirements are purchased in the short-term spot market.

Coal. Tampa Electric burned under 0.6 million tons of coal during 2021 and estimates that its coal consumption will be similar in 2022. Consistent with 2021, Tampa Electric will be purchasing its coal in 2022 under a contract with two different commodity suppliers. Tampa Electric takes coal deliveries primarily by water and uses transportation agreements with a rail provider if spot coal supplies are needed.

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

Tampa Electric has franchise agreements with 13 incorporated municipalities within its retail service area. At December 31, 2021, these agreements have various expiration dates ranging through 2049 and are expected to be renewed under similar terms and conditions.

Franchise fees expense totaled $49 million and $42 million in 2021 and 2020, respectively. Franchise fees are calculated using a formula based primarily on electric revenues and are recovered on a dollar-for-dollar basis from customers.

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

Gas is delivered to the PGS distribution system through three interstate pipelines. PGS does not engage in the exploration for or production of natural gas. PGS operates a natural gas distribution system that serves approximately 445,300 customers. The system includes approximately 14,400 miles of gas mains and 8,100 miles of service lines (see PGS’s Franchises and Other Rights section below).

In 2021, the total throughput for PGS was approximately 1.9 billion therms. Of this total throughput, 7% was gas purchased and resold to customers by PGS, 91% was third-party supplied gas that was delivered to transportation-only customers and 2% was gas sold off-system (i.e., to customers not connected to PGS’s distribution system).

PGS provides transportation service to customers utilizing gas-fired technology in the production of electric power. In addition, PGS provides gas transportation service to large LNG facilities located in Jacksonville, Florida. PGS has seen continuing interest and development in natural gas vehicles. There are 56 compressed natural gas filling stations connected to the PGS distribution system. See the PGS Operating Results section of the MD&A for information on the impact of natural gas vehicles on PGS’s operations.

Revenues and therms for PGS for the years ended December 31 were as follows:

	Revenues			Therms
(millions)	2021	2020	2019	2021	2020	2019
Residential	$212	$158	$154	100	91	85
Commercial	191	135	146	518	476	517
Industrial	18	17	16	455	460	430
Off-system sales	23	30	55	48	126	188
Power generation	7	6	5	816	955	853
Other revenues	65	75	72	-	-	-
Total	$516	$421	$448	1,937	2,108	2,073

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

See Note 3 to the 2021 Annual TEC Consolidated Financial Statements for further information regarding PGS’s base rates, ROE and other regulatory matters.

Cost Recovery Clauses and Riders

PGS recovers the costs it pays for gas supply and interstate transportation for system supply through a PGA clause. This clause is designed to recover the actual costs incurred by PGS for purchased gas, gas storage services, interstate pipeline capacity, and other related items associated with the purchase, distribution, and sale of natural gas to its customers. These charges may be adjusted monthly based on a cap approved annually in an FPSC hearing. The cap is based on estimated costs of purchased gas and pipeline capacity, and estimated customer usage for a calendar year recovery period, with a true-up adjustment to reflect the variance of actual costs and usage from the projected charges for prior periods. The current PGA cap rate, effective January 2022, was approved by the FPSC in November 2021.

In addition to its base rates and PGA clause charges, PGS customers also pay a per-therm charge for energy conservation and pipeline replacement programs. The conservation charge is intended to permit PGS to recover prudently incurred expenditures in developing and implementing cost effective energy conservation programs which are mandated by Florida law and approved and monitored by the FPSC. PGS is also permitted to recover the return on, depreciation expenses and applicable taxes associated with the replacement of cast iron/bare steel infrastructure. The FPSC approved a replacement program of approximately 5%, or 500 miles, of the PGS system over a 10-year period beginning in 2013. In February 2017, the FPSC approved an amendment to the cast iron bare steel rider to include certain plastic materials and pipe deemed obsolete by Pipeline and Hazardous Materials Safety Administration,

totaling approximately 550 miles. PGS estimates that the majority of the cast iron and bare steel pipe will be removed from its system by the end of 2022, with the replacement of obsolete plastic pipe continuing under the rider through 2028.

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

In Florida, gas service is unbundled for all non-residential customers. PGS offers unbundled transportation service to all non-residential customers, and residential customers consuming in excess of 1,999 therms annually, allowing these customers to purchase commodity gas from a third party but continue to pay PGS for the transportation. Because the commodity portion of bundled sales is included in operating revenues at the cost of the gas on a pass-through basis, there is no net earnings effect when a customer shifts to transportation-only sales. As a result, PGS receives its base rate for distribution regardless of whether a customer decides to opt for transportation-only service or continue bundled service. As of December 31, 2021, PGS had approximately 26,500 transportation-only customers out of approximately 40,600 eligible customers.

Gas Supplies

PGS purchases gas from various suppliers depending on the needs of its customers. The gas is delivered to the PGS distribution system through interstate pipelines on which PGS has reserved firm transportation capacity for delivery by PGS to its customers. In addition, PGS has reserved firm transportation capacity through intrastate pipelines owned by PGS’s affiliate, SeaCoast Gas Transmission, LLC.

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

Franchises and Other Rights

PGS holds franchise and other rights with 120 municipalities and districts throughout Florida. These franchises govern the placement of PGS’s facilities on the public rights-of-way as it carries on its retail business in the localities it serves. The franchises are irrevocable and are not subject to amendment without the consent of PGS. Municipalities are prohibited from granting any franchise for a term exceeding 30 years. PGS’s franchise agreements have various expiration dates through 2051. PGS expects to negotiate up to 20 franchise renewals in 2022 under similar terms, in addition to those franchise agreements that have auto renewals effective during

2022. Franchise fees expense totaled $13 million and $10 million in 2021 and 2020, respectively. Franchise fees are calculated using various formulas which are based principally on natural gas revenues. Franchise fees are recovered on a dollar-for-dollar basis from the respective customers within each franchise area.

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

Environmental Matters

PGS’s operations are subject to federal, state and local statutes, rules and regulations relating to the discharge of materials into the environment and the protection of the environment that generally require monitoring, permitting and ongoing expenditures. TEC is one of several PRPs for certain superfund sites and, through PGS, for former MGP sites. See Note 8 to the 2021 Annual TEC Consolidated Financial Statements and the Environmental Compliance section of the MD&A for additional information.

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

On June 19, 2019, the EPA released a final rule named the Affordable Clean Energy (ACE) rule. The ACE rule, which replaces the Clean Power Plan adopted in 2015, contained emission guidelines for states to address GHG emissions from existing coal-fired electric generating units. On January 19, 2021, the D.C. Circuit vacated the ACE rule and remanded it to the EPA. A replacement rule is under development.

The outcome of the pending rulemaking process and expected further litigation, and its impact on Tampa Electric’s businesses, is uncertain at this time; however, it could result in increased operating costs and/or decreased operations at Tampa Electric’s coal-fired plants. Tampa Electric currently expects prudently incurred costs for compliance to be recovered through rates. However, timing of recovery could impact earnings and cash flows, and increases in rates charged to customers could result in reduced sales.

The computation of TEC’s provision for income taxes is impacted by changes in tax legislation.

Any changes in tax legislation could affect TEC’s future cash flows and financial position. The value of TEC’s existing deferred tax assets and liabilities are determined by existing tax laws and could be impacted by changes in laws. See Note 4 of the 2021 Annual TEC Consolidated Financial Statements for further information regarding TEC’s income taxes.

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

TEC is subject to risks that may arise from the impacts of climate change. There is increasing public concern about climate change and growing support for reducing carbon dioxide emissions. Municipal, state, and federal governments have been setting policies and enacting laws and regulations to deal with climate change impacts in a variety of ways, including de-carbonization initiatives and promotion of cleaner energy and renewable energy generation of electricity. Refer to “changes in the environmental and land use laws and regulations” above. Insurance companies have begun to limit their exposure to coal-fired electricity generation and are evaluating the medium and long-term impacts of climate change which may result in fewer insurers, more restrictive coverage and increased premiums.

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

TEC could face litigation or regulatory action related to environmental harms from carbon dioxide emissions or climate change public disclosure issues.

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

Should such cyberattacks or unauthorized accesses materialize, TEC could suffer costs, losses and damages, all or some of which may not be recoverable through insurance, legal, regulatory cost recovery or other processes. If not recovered through these means, they could materially adversely affect TEC’s business and financial results including its reputation and standing with customers, regulators, governments and financial markets. Resulting costs could include, amongst others, response, recovery and remediation costs, increased protection or insurance costs and costs arising from damages and losses incurred by third parties. If any such security breaches occur, there is no assurance that they can be adequately addressed in a timely manner.

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

The business of TEC is concentrated in Florida. If economic conditions decline, retail customer growth rates may stagnate or decline, and customers’ energy usage may decline, adversely affecting TEC’s results of operations, net income and cash flows. A factor in customer growth in Florida is net in-migration of new residents, both domestic and non-U.S. A slowdown in the U.S. economy could reduce the number of new residents and slow customer growth.

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

Liquidity and Capital Requirements Risks

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
•
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

TEC’s capital plan includes significant investments in generation, infrastructure modernization and customer-focused technologies. Any projects planned or currently in construction, particularly significant capital projects, may be subject to risks including, but not limited to, impact on costs from schedule delays, risk of cost overruns, ensuring compliance with operating and environmental requirements and other events within or beyond TEC’s control. Total costs may be higher than estimated, and there can be no assurance that TEC will be able to obtain the necessary project approvals, regulatory outcomes or applicable permits at the federal, state and or local level to recover such expenditures through regulated rates. If TEC’s capital expenditures exceed the forecasted levels or are not recoverable, it may need to draw on credit facilities or access the capital markets on unfavorable terms.

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

In the event TEC’s ratings were downgraded to below investment grade, certain agreements could require immediate payment or full collateralization of net liability positions. Counterparties to its derivative instruments could request immediate payment or full collateralization of net liability positions. Credit provisions in long-term gas transportation agreements would give the transportation providers the right to demand collateral, which is estimated to be approximately $166 million.

Item 2. PROPERTIES

TEC believes that the physical properties of its operating companies are adequate to carry on their businesses as currently conducted. The properties of Tampa Electric are subject to a first mortgage bond indenture under which no bonds are currently outstanding.

TAMPA ELECTRIC

Tampa Electric has electric generating stations in service, with a December 2021 net winter generating capability of 5,919 MWs. Tampa Electric assets include the Big Bend Power Station (1,687 MWs capacity), the Bayside Power Station (2,083 capacity) and the Polk Power Station (1,420 MWs capacity). Also included in Tampa Electric’s assets at December 31, 2021 are fourteen solar arrays (729 MWs). In addition, three solar arrays totaling 152 MWs are planned to be put in service in the first quarter of 2022.

Tampa Electric owns 197 substations having an aggregate transformer capacity of 24,900 mega volts amps. The transmission system consists of approximately 1,345 total circuit miles of high voltage transmission lines, including underground and double-circuit lines. The distribution system consists of approximately 6,235 circuit miles of overhead lines and approximately 5,902 circuit miles of underground lines. As of December 31, 2021, there were 824,060 meters in service. All of this property is located in Florida.

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

PEOPLES GAS SYSTEM

PGS’s distribution system extends throughout the areas it serves in Florida and consists of approximately 22,500 miles of pipe, including approximately 14,400 miles of mains and 8,100 miles of service lines. Mains and service lines are maintained under rights-of-way, franchises or permits.

PGS’s operations are located in 14 service areas throughout Florida. Most of the operations and administrative facilities are owned.

Item 3. LEGAL PROCEEDINGS

From time to time, TEC is involved in various legal, tax and regulatory proceedings before various courts, regulatory commissions and governmental agencies in the ordinary course of business. Where appropriate, accruals are made in accordance with accounting standards for contingencies to provide for matters that are probable of resulting in an estimable loss. For a discussion of legal proceedings and environmental matters, see Note 8 of the 2021 Annual TEC Consolidated Financial Statements.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

All of TEC’s common stock is owned by TECO Energy, which in turn is owned by a subsidiary of Emera and, thus, is not listed on a stock exchange. Therefore, there is no market for such stock.

Item 6. [RESERVED]

Item 7. MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITIONS & RESULTS OF OPERATIONS

OVERVIEW

TEC has regulated electric and gas utility operations in Florida. At December 31, 2021, Tampa Electric served approximately 810,600 customers in a 2,000-square-mile service area in West Central Florida and had electric generating plants with a winter peak generating capacity of 5,919 MW. PGS, Florida’s largest gas distribution utility, served approximately 445,300 residential, commercial, industrial and electric power generating customers at December 31, 2021 in all major metropolitan areas of the state, with a total natural gas throughput of approximately 1.9 billion therms in 2021.

TEC is a wholly owned subsidiary of TECO Energy, and TECO Energy is a wholly owned subsidiary of Emera. Therefore, TEC is an indirect, wholly owned subsidiary of Emera. See Note 10 to the 2021 Annual TEC Consolidated Financial Statements for information regarding related party transactions.

2021 PERFORMANCE

All amounts included in this MD&A are pre-tax, except net income and income taxes.

In 2021, TEC’s net income was $446 million, compared with $424 million in 2020. 2021 results were impacted by higher base revenues at PGS, lower O&M, excluding all FPSC-approved cost-recovery clauses, at Tampa Electric and higher AFUDC at Tampa Electric, partially offset by higher depreciation expense at Tampa Electric and PGS. See Operating Results below for further detail regarding 2021 results as compared to 2020. For information regarding 2020 results as compared to 2019, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of TEC’s Annual Report on Form 10-K for the year ended December 31, 2020.

OUTLOOK

TEC’s earnings are most directly impacted by the allowed rate of return on equity and the capital structures approved by the FPSC, the prudent management of operating costs, the approved recovery of regulatory deferrals, weather and its impact on energy sales, and the timing and amount of capital expenditures.

Tampa Electric anticipates earning within its ROE range in 2022. New base rates effective January 1, 2022 will result in Tampa Electric 2022 earnings to be higher than in 2021. Tampa Electric sales volumes in 2022 are expected to be similar to 2021, which benefited from weather that was warmer than normal (a 20-year statistical degree day average). Tampa Electric expects customer growth rates in 2022 to be consistent with 2021, reflective of current expected economic growth in Florida.

In 2022, PGS anticipates earning within its allowed ROE range and expects rate base and earnings to be higher than in 2021. PGS expects favorable customer growth in 2022, following Florida population growth and housing demand. PGS residential and commercial sales volumes in 2022 are expected to increase at a level consistent with customer growth.

On August 6, 2021, Tampa Electric filed with the FPSC a joint motion for approval of a settlement agreement dated as of August 6, 2021 (the Settlement Agreement) by and among Tampa Electric and the intervenors in Tampa Electric’s rate case filed with the FPSC in April 2021. The Settlement Agreement agrees to an increase in base rates annually effective with January 2022 bills, to generate a $191 million increase in revenue consisting of $123 million of traditional base rate charges and $68 million in a new charge to recover the costs of retiring assets. The Settlement Agreement further includes two subsequent year adjustments of $90 million and $21 million, effective January 2023 and January 2024, respectively. Under the agreement, the allowed equity in the capital structure will continue to be 54% from investor sources of capital. The Settlement Agreement includes an allowed regulatory ROE range of 9.0% to 11.0% with a 9.95% midpoint. The Settlement Agreement allows a 25 basis point increase in the allowed ROE range and mid-point, and $10 million of additional revenue, if the average 30-year United States Treasury Bond yield rate for any period of six consecutive months is at least 50 basis points greater than the yield rate on the date the FPSC votes to approve the agreement. Under the agreement, base rates will not change from January 1, 2022 through December 31, 2024, unless Tampa Electric’s earned ROE were to fall below the bottom of the range during that time. The Settlement Agreement contains a provision whereby Tampa Electric agrees to quantify the future impact of a decrease or increase in corporate income tax rates on net operating income through a reduction or increase in base revenues within 180 days of when such tax change becomes law or its effective date. The Settlement Agreement further creates a mechanism to recover the costs of retiring coal generation units and meter assets over a period of 15 years which survives the term of that agreement. The Settlement Agreement sets new depreciation and dismantlement rates effective January 1, 2022 and contains the provisions that Tampa Electric will not have to file another depreciation study during the term of the agreement but will file a new depreciation study no more than one year, nor less than 90 days, before the filing of its next general base rate proceeding. Additionally, Tampa Electric agreed to a financial hedging moratorium for natural gas ending on December 31, 2024. On October 21, 2021, the FPSC approved the Settlement Agreement and the final order, reflecting such approval, was issued on November 10, 2021. See Note 3 to the 2021 Annual TEC Consolidated Financial Statements for further information.

In January 2022, Tampa Electric requested a mid-course adjustment to its fuel and capacity charges to recover an additional $169 million, effective with April 2022 customer bills, due to an increase in fuel commodity and capacity costs. The FPSC is expected to issue its decision in March 2022.

Tampa Electric has a capital investment program that supports achieving its goal to reduce CO2 emissions to 60% of 2000 levels by 2025. Since 2000, Tampa Electric has reduced its CO2 emissions by more than 50%.

In 2022, TEC expects to invest approximately $1.4 billion, excluding AFUDC, in capital projects consistent with $1.4 billion in 2021. Capital projects support normal system reliability and growth at the utilities. AFUDC will be earned on eligible capital projects during the construction periods. Tampa Electric investments include continuation of the modernization of the Big Bend Power Station, solar investments, grid modernization and storm hardening investments. PGS expects to make investments to expand its system and support customer growth, including expected investments related to compressed natural gas fueling stations, renewable natural gas, technology improvements and continued replacement of obsolete plastic, cast iron and bare steel pipe. See Capital Investments below for further information.

These forecasts are based on our current assumptions described in the operating company discussion, which are subject to risks and uncertainties (see the Risk Factors section).

COVID-19 PANDEMIC

The COVID-19 pandemic did not have a material financial impact on TEC’s earnings in 2021. TEC’s top priority continues to be the health and safety of its customers and employees. Management continues to monitor developments, economic conditions and recommendations by local and national public health authorities related to COVID-19 and is adjusting operational requirements as needed.

To date, customer defaults have not been material and as of December 31, 2021 and 2020, adjustments to the allowance for credit losses have not had a material impact on the financial statements. TEC is continuing to monitor customer accounts and to work with customers on payment arrangements.

The extent of the future impact of the COVID-19 pandemic on TEC’s financial results and business operations is uncertain at this time but is not expected to have a material financial impact in 2022.

OPERATING RESULTS

This MD&A utilizes TEC’s consolidated financial statements, which have been prepared in accordance with U.S. GAAP. Our reported operating results are affected by several critical accounting estimates (see the Critical Accounting Policies and Estimates section).

The following table shows the revenues and net income of the business segments on a U.S. GAAP basis (see Note 11 to the 2021 Annual TEC Consolidated Financial Statements).

(millions)	2021	2020	2019
Revenues
Tampa Electric	$2,174	$1,849	$1,965
PGS	528	433	461
Eliminations	(7)	(10)	(22)
TEC	$2,695	$2,272	$2,404

Net income
Tampa Electric	$369	$372	$316
PGS	77	52	54
TEC	$446	$424	$370

TAMPA ELECTRIC

Electric Operations Results

Tampa Electric’s net income in 2021 was $369 million, compared with $372 million in 2020. Results primarily reflected higher depreciation expense, partly due to a $16 million intangible software amortization credit in 2020 due to a regulatory agreement approved by the FPSC, and lower base revenues, partially offset by higher AFUDC earnings and lower O&M expense, excluding all FPSC-approved cost-recovery clauses. Base revenues are energy sales excluding revenues from clauses, gross receipts taxes and franchise fees. Clauses, gross receipts taxes and franchise fees do not have a material effect on net income as these revenues substantially represent a dollar-for-dollar recovery of clause and other pass-through costs. See the Operating Revenues and Operating Expenses sections below for additional information.

The table below provides a summary of Tampa Electric’s revenue and expenses and energy sales by customer type.

Summary of Operating Results

(millions, except customers and total degree days)	2021	% Change	2020	% Change	2019
Revenues	$2,174	18	$1,849	(6)	$1,965
O&M expense	416	4	401	(2)	408
Depreciation and amortization expense	374	10	339	1	336
Taxes, other than income	181	12	161	(2)	165
Non-fuel operating expenses	971	8	901	(1)	909
Fuel expense	607	76	345	(35)	533
Purchased power expense	106	28	83	69	49
Total fuel & purchased power expense	713	67	428	(26)	582
Total operating expenses	1,684	27	1,329	(11)	1,491
Operating income	$490	(6)	$520	10	$474
AFUDC-equity	$41	52	$27	145	$11
Provision for income taxes	$57	(14)	$66	12	$59
Net income	$369	(1)	$372	18	$316
Megawatt-Hour Sales (thousands)
Residential	9,941	(2)	10,122	6	9,584
Commercial	6,144	1	6,058	(3)	6,240
Industrial	2,122	12	1,891	(6)	2,021
Other	1,886	0	1,883	(3)	1,939
Total retail	20,093	1	19,954	1	19,784
Off system sales	114	52	75	(52)	155
Total energy sold	20,207	1	20,029	0	19,939
Retail customers—(thousands)
At December 31	811	2	793	2	779
Retail net energy for load	21,033	(0)	21,055	1	20,770
Total degree days	4,565	(5)	4,807	5	4,568

Operating Revenues

Revenues were $325 million higher than in 2020 primarily due to higher clause revenue driven by increased fuel costs. Base revenue was $11 million lower than in 2020 due to certain revenues now being recovered through the Storm Protection Plan Cost Recovery Clause and mild weather compared to 2020, partially offset by customer growth and higher base rates from additional solar generation projects being placed in-service. Total degree days (a measure of heating and cooling demand) in Tampa Electric's service area in 2021 were 6% above normal and 5% below 2020. Total net energy for load, which is a calendar measurement of energy output, was consistent with 2020.

Customer and Energy Sales Growth Outlook

The Tampa labor market continues to outperform the state and U.S. labor markets. Due to the reopening of businesses that had closed due to the COVID-19 pandemic, the Tampa area unemployment rate decreased to 4.4% in 2021 from 7.2% in 2020. Similarly, Florida’s unemployment rate decreased to 4.9% in 2021 from 7.8% in 2020 and the U.S. rate dropped to 5.4% from 8.1% in 2020. The unemployment rate in the Tampa area is expected to decline over the next few years.

Population growth in the area is forecasted to continue to be a major driver of customer growth. Tampa Electric expects customer growth to be 1.5% to 2.0% annually over the next few years, assuming continued economic recovery from COVID-19 and business expansion.

For the past several years, weather-normalized energy consumption per customer declined due to the combined effects of voluntary conservation efforts, improvements in lighting and equipment efficiency. It is expected to continue to decline annually at an average annual rate of 0.8% over the next few years.

In 2022, retail energy sales are expected to be similar to 2021 levels. In 2021, energy sales benefitted from weather that was warmer than normal, while 2022 projections are based on normal weather. Normalizing 2021 for weather, 2022 energy sales are projected to increase over 2021 primarily due to customer growth and recovery from the COVID-19 pandemic. Over the longer term, residential energy sales growth is expected to be around 1.2% and total energy sales growth around 0.8%.

Operating Expenses

In 2021, operations and maintenance expense, excluding all FPSC-approved cost-recovery clauses, was $14 million lower than in 2020 primarily reflecting lower benefits expense and lower transmission and distribution costs related to the recovery of Storm Protection Plan clause expense previously recorded in non-clause O&M, partially offset by higher insurance costs related to increased solar generation. Depreciation and amortization expense, excluding all FPSC-approved cost-recovery clauses, increased $30 million in 2021 from normal additions to facilities to reliably serve customers and the in-service of solar generation projects, and a $16 million intangible software amortization credit in 2020 due to a regulatory agreement approved by the FPSC.

Excluding all FPSC-approved cost-recovery clause-related expense, O&M expense in 2022 is expected to remain consistent with 2021 reflecting cost control efforts. In 2022, depreciation expense is expected to increase due to solar project timings and other plant additions.

Fuel Prices and Fuel Cost Recovery

In 2021, the FPSC approved cost-recovery rates for fuel and purchased power, capacity, environmental, conservation and storm protection costs for 2022. The rates include the expected cost for natural gas and coal in 2022, and a net prior period under-recovery true-up of fuel, purchased power and capacity clause expense. These rates are typically set annually, based on information provided in September of the year prior to the year the rates take effect.

In July 2021, Tampa Electric requested a mid-course adjustment to its fuel and capacity charges, effective with September 2021 customer bills, due to an increase in fuel commodity and capacity costs in 2021. On August 3, 2021, the FPSC approved the request to recover $83 million of additional costs during the months of September through December 2021.

Total fuel expense increased in 2021 from 2020 primarily due to higher natural gas prices. Delivered natural gas prices increased 67% in 2021 as demand from a strong economic recovery outpaced supply.

Total 2022 fuel and purchased power costs are expected to be greater than in 2021, due to increased prices for natural gas. In January 2022, Tampa Electric requested a mid-course adjustment to its fuel and capacity charges to recover an additional $169 million, effective with April 2022 customer bills, due to an increase in fuel commodity and capacity costs. The FPSC is expected to issue its decision in March 2022.

PGS

Operating Results

In 2021, PGS reported net income of $77 million, compared with $52 million in 2020. Results reflect a 4.5% increase in the number of customers in 2021 compared to 2020. Revenues were $95 million higher than in the prior year primarily due to higher base rates that went into effect January 2021, customer growth, higher PGA clause-related revenues, and decreased commercial sales in 2020 resulting from COVID-19. These revenue increases were partially offset by lower revenue from the cast iron bare steel replacement rider that is now being recovered through the new base rates and lower off-system sales in 2021. The base revenues increase excluding the shift of cast iron bare steel rider-related revenue was $56 million. Operations and maintenance expense, excluding all FPSC-approved cost-recovery clauses, was $6 million higher than in 2020 primarily due to higher labor and benefit costs to operate and maintain the growing distribution system and higher insurance costs. Depreciation and amortization increased $10 million due to asset growth (see Note 3 to the TEC Consolidated Financial Statements).

In 2021 and 2020, total throughput for PGS was approximately 1.9 billion therms and 2.1 billion therms, respectively. See Business - Peoples Gas System- Gas Operations for information regarding therms by type of customer.

PGS provides transportation service to customers utilizing gas-fired technology in the production of electric power. In addition, PGS provides gas transportation service to large LNG facilities located in Jacksonville, Florida. PGS has also experienced interest in the usage of CNG as an alternative fuel for vehicles, especially refuse trucks and buses. Therms sold to CNG stations in 2021 and 2020 were 39 million therms and 36 million therms, respectively. Currently, there are 56 CNG fueling stations connected to the PGS system. PGS owns three CNG filling stations, and the cost of these stations is recovered over time through a special rate approved by the FPSC. CNG conversions add therm sales to the gas system without requiring significant capital investment by PGS.

The table below provides a summary of PGS’s revenue and expenses and therm sales by customer type.

Summary of Operating Results

(millions, except customers)	2021	% Change	2020	% Change	2019
Revenues	$528	22	$433	(6)	$461
Cost of gas sold	155	28	121	(20)	152
Operating expenses	256	11	231	4	222
Operating income	$117	44	$81	(7)	$87
Net income	$77	48	$52	(4)	$54
Therms sold – by customer segment
Residential	100	10	91	7	85
Commercial	518	9	476	(8)	517
Industrial	456	(1)	460	7	430
Off-system sales	48	(62)	126	(33)	188
Power generation	815	(15)	955	12	853
Total	1,937	(8)	2,108	2	2,073
Therms sold – by sales type
System supply	181	(25)	241	(19)	296
Transportation	1,756	(6)	1,867	5	1,777
Total	1,937	(8)	2,108	2	2,073
Customer (thousands) – at December 31	445	4	426	5	406

See Business-Peoples Gas System-Competition for information regarding PGS’s transportation-only customers.

PGS Outlook

In 2022, PGS anticipates earning within its allowed ROE range and expects rate base and earnings to be higher than in 2021. PGS expects customer growth in 2022 to be higher than Florida’s population growth rates, reflecting expectations of continued strong housing demand in Florida. Assuming normal weather, PGS sales volumes are expected to increase consistent with customer growth.

Excluding all FPSC-approved cost-recovery clause-related expenses, O&M expense in 2022 is expected to be higher than in 2021, driven by initiatives to enhance the customer experience and safely and reliably operate and maintain a growing distribution system. Due to the projected reversal of accumulated depreciation as provided for in PGS’s 2020 settlement agreement (see Note 3 to the 2021 Annual TEC Consolidated Financial Statements for further information), depreciation and amortization expense is expected to decrease in 2022.

In addition to the strong residential construction market, PGS is focusing on extending the system to serve large commercial and industrial customers that are currently relying on other energy sources. The relatively low natural gas prices and the lower emissions levels from using natural gas compared to other fuels make it attractive for these customers to convert.

OTHER ITEMS IMPACTING NET INCOME

Other Income, Net

Other income, net was $50 million and $36 million in 2021 and 2020, respectively, and included AFUDC-equity. AFUDC-equity was $45 million and $30 million in 2021 and 2020, respectively. The increase in AFUDC-equity is primarily due to the timing of Tampa Electric’s solar projects and the modernization of its Big Bend Power Station as discussed in the Capital Investments section below. AFUDC is expected to increase in 2022 due to the timing of construction of the Big Bend modernization, solar generation, grid modernization and PGS expansion projects.

Interest Expense

In 2021, interest expense, excluding AFUDC-debt, was $151 million compared to $144 million in 2020. The increase is due to an increase in borrowings to support TEC’s ongoing capital investments program.

Interest expense is expected to increase in 2022, reflecting higher balances and interest rates.

Income Taxes

The provision for income taxes decreased in 2021 primarily due to higher tax benefits due to AFUDC and ITC amortization related to solar projects, partially offset by higher pre-tax income and lower R&D tax credits. Income tax expense as a percentage of income before taxes was 15.2% in 2021 and 16.2% in 2020. TEC expects the 2022 annual effective tax rate to be approximately 19%.

TEC is included in a consolidated U.S. federal income tax return with EUSHI and its subsidiaries. TEC’s income tax expense is based upon a separate return method, modified for the benefits-for-loss allocation in accordance with TECO Energy’s and EUSHI’s respective tax sharing agreements. The cash payments for federal income taxes and state income taxes made under those tax sharing agreements totaled $62 million and $14 million in 2021 and 2020, respectively.

For more information on our income taxes, including a reconciliation between the statutory federal income tax rate, the effective tax rate and impacts of tax reform, see Note 4 to the 2021 Annual TEC Consolidated Financial Statements.

LIQUIDITY, CAPITAL RESOURCES

Balances as of December 31, 2021

(millions)
Credit facilities	$1,300
Drawn amounts/LCs	746
Available credit facilities	554
Cash and short-term investments	18
Total liquidity	$572

Cash from Operating Activities

Cash flows from operating activities in 2021 were $797 million, a decrease of $32 million compared to 2020. The decrease is primarily due to the timing of fuel clause and conservation clause revenue recovery, higher accounts receivables balances due to increasing fuel prices reflected in customer bills and higher inventory balances due to plant growth, partially offset by the timing of invoice payments and new PGS customer rates going into effect in January 2021.

Cash from Investing Activities

Cash flows from investing activities in 2021 resulted in a net use of cash of $1.4 billion, which primarily reflects TEC’s investment in capital. See the Capital Investments section for additional information.

Cash from Financing Activities

Cash flows from financing activities in 2021 resulted in net cash inflows of $608 million. TEC received $790 million of proceeds from long-term debt, $580 million of equity contributions from Parent and $500 million proceeds from the 1-year term credit agreement. These increases in cash flows were partially offset by dividend payments to Parent of $450 million, repayment of a 1-year term credit agreement of $300 million, repayment of long-term debt of $279 million and a decrease in short-term debt with maturities of less than 90 days of $230 million.

Cash and Liquidity Outlook

TEC’s tariff-based gross margins are the principal source of cash from operating activities. A diversified retail customer mix, primarily consisting of rate-regulated residential, commercial, and industrial customers, provides TEC with a reasonably predictable source of cash. In addition to using cash generated from operating activities, TEC uses available cash and credit facility and commercial paper borrowings to support normal operations and capital requirements. TEC may reduce short-term borrowings with cash from operations, long-term borrowings, or capital contributions from Parent. TEC expects to make significant capital expenditures in 2022 as it invests in solar projects, the modernization of the Big Bend power plant, gas distribution system expansion and other projects. See Capital Investments section below for further detail on TEC’s projected capital expenditures. TEC intends to fund those capital expenditures with available cash on hand, cash generated from operating activities, cash from equity contributions and debt issuances so that Tampa Electric and PGS maintain their capital structures consistent with the regulatory arrangements. Debt raised is subject to applicable regulatory approvals. Future financial market conditions could increase TEC’s interest costs which could reduce earnings and cash flows.

As noted earlier, cash from operating activities and short-term borrowings are used to fund capital expenditures, which may result in periodic working capital deficits. The working capital deficit as of December 31, 2021 was primarily caused by short-term borrowings and periodic fluctuations in assets and liabilities related to FPSC clauses and riders. At December 31, 2021, TEC’s unused capacity under its credit facilities was $554 million.

TEC has credit facilities and commercial paper that provide $1,300 million of credit, including $500 million maturing in 2022 and $800 million maturing in 2026. See Note 6 to the 2021 Annual TEC Consolidated Financial Statements for additional information regarding the credit facilities and commercial paper. TEC expects that its liquidity will be adequate for both the near and long term, given its expected operating cash flows, capital expenditures and related financing plans.

TEC expects cash from operations in 2022 to be higher than in 2021 primarily due to an increase in base rates effective in January 2022, higher cash inflows from fuel and cost of gas sold, and customer growth (see Note 3 to the 2021 Annual TEC Consolidated Financial Statements). TEC plans to use cash in 2022 to fund capital spending and to pay dividends to its shareholder. Dividends are paid at the discretion of TEC’s Board of Directors.

TEC’s credit facilities contain certain financial covenants (see Covenants in Financing Agreements section). TEC estimates that it could fully utilize the total available capacity under its facilities in 2022 and remain within the covenant restrictions.

Short-Term Borrowings

TEC had the following credit facilities and related borrowings as of December 31, 2021 and 2020.

	December 31, 2021				December 31, 2020
		Borrowings	Borrowings	Letters of			Letters of
	Credit	Outstanding -	Outstanding -	Credit	Credit	Borrowings	Credit
(millions)	Facilities	Credit Facilities (1)	Commercial Paper (1)	Outstanding	Facilities	Outstanding(1)	Outstanding
5-year facility (2)	$800	$0	$245	$1	$800	$345	$1
3-year accounts receivable facility (3)	0	0	0	0	150	130	0
1-year term facility (4)	500	500	0	0	300	300	0
Total	$1,300	$500	$245	$1	$1,250	$775	$1

(1)
Borrowings outstanding are reported as notes payable in the Consolidated Balance Sheets.
(2)
This 5-year facility matures December 17, 2026.
(3)
This 3-year facility matured on March 22, 2021.
(4)
This 1-year term facility was terminated on March 23, 2021. On December 17, 2021, TEC entered into another 1-year term facility that matures on December 16, 2022.

At December 31, 2021, the credit facility required a commitment fee of 12.5 basis points. The weighted average interest rate on outstanding amounts payable under the credit facilities and commercial paper program at December 31, 2021 and 2020 was 0.58% and 0.89%, respectively. For a complete description of the credit facilities see Note 6 to the 2021 Annual TEC Consolidated Financial Statements.

	Maximum	Minimum	Average	Average
	drawn	drawn	drawn	interest
(millions)	amount	amount	amount	rate
2021 credit facility utilization	$1,080	$0	$458	0.60%

Significant Financial Covenants

In order to utilize its bank credit facilities, TEC must meet certain financial tests as defined in the applicable agreements. In addition, TEC has certain restrictive covenants in specific agreements and debt instruments. At December 31, 2021, TEC was in compliance with all applicable financial covenants. The table that follows lists the significant financial covenants and the performance relative to them at December 31, 2021. Reference is made to the specific agreements and instruments for more details.

			Calculation
Instrument	Financial Covenant (1)	Requirement/Restriction	at December 31, 2021
Credit facility- $800 million (2)	Debt/capital	Cannot exceed 65%	46.3%
Term facility - $500 million (2)	Debt/capital	Cannot exceed 65%	46.3%
(1)
As defined in each applicable instrument.
(2)
See Note 6 to the 2021 Annual TEC Consolidated Financial Statements for a description of the credit facilities.

Credit Ratings

	Standard & Poor’s (S&P)	Moody’s	Fitch
Credit ratings of senior unsecured debt	BBB+	A3	A
Credit ratings outlook	Stable	Positive	Stable

S&P, Moody’s and Fitch describe credit ratings in the A3 or A category as having a strong capacity to meet its financial commitments. Ratings in the BBB or Baa category are described as representing adequate capacity for payment of financial obligations. The lowest investment grade credit rating for S&P is BBB-, for Moody’s is Baa3 and for Fitch is BBB-; thus, the three credit rating agencies assign TEC’s senior unsecured debt investment-grade credit ratings.

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

Contractual Cash Obligations at December 31, 2021

	Payments Due by Period
(millions)	Total	2022	2023	2024	2025	2026	After 2026
Long-term debt (1)	$3,425	$250	$0	$0	$0	$0	$3,175
Interest payment obligations(2)	2,941	141	133	133	134	134	2,266
Transportation(3)	2,951	244	224	215	200	197	1,871
Pension plan(4)	0	0	0	0	0	0	0
Capital projects(5)	265	202	63	0	0	0	0
Fuel and gas supply(3)	376	349	27	0	0	0	0
Purchased power	2	2	0	0	0	0	0
Long-term service agreements(6)	180	20	42	27	19	20	52
Operating leases	60	3	3	3	2	1	48
Demand side management(3)	4	2	1	1	0	0	0
Total contractual obligations	$10,204	$1,213	$493	$379	$355	$352	$7,412
(1)
Includes debt at Tampa Electric and PGS (see the Consolidated Statements of Capitalization and Note 7 to the 2021 Annual TEC Consolidated Financial Statements for a list of long-term debt and the respective due dates).
(2)
Future interest payments are calculated based on the assumption that all debt is outstanding until maturity. For debt instruments with variable rates, interest is calculated for all future periods using the rates in effect at December 31, 2021.
(3)
These payment obligations under contractual agreements of Tampa Electric and PGS are recovered from customers under regulatory clauses approved by the FPSC (see the Business section).
(4)
Under calculation requirements of the Pension Protection Act, as of the January 1, 2021 measurement date, the pension plan was fully funded. Under ERISA guidelines, TEC is not required to make additional cash contributions; however, TEC may elect to make discretionary cash contributions prior to that time. Future contributions are subject to annual valuation reviews, which may vary significantly due to changes in interest rates, discount rate assumptions, plan asset performance, which is affected by investment portfolio performance, and other factors (see Liquidity, Capital Resources section and Note 5 to the 2021 Annual TEC Consolidated Financial Statements).
(5)
Represents outstanding commitments for major capital projects, including solar projects, the modernization of the Big Bend power plant, storm hardening for the transmission and distribution systems, new technology for distribution system grid modernization and the maintenance and refurbishment of existing generating facilities.
(6)
Represents outstanding commitments for service, including long-term capitalized maintenance agreements for Tampa Electric’s CTs.

Off-Balance Sheet Arrangements and Contingent Obligations

TEC does not have any material off-balance sheet arrangements or contingent obligations not otherwise included in our Consolidated Financial Statements as of December 31, 2021.

Capital Investments

(millions)	Actual 2021	Forecasted 2022
Tampa Electric (1)
Renewable generation	$236	$225
Transmission	85	75
Distribution	319	370
Generation	319	295
Facilities, equipment, vehicles and other	134	120
Tampa Electric total	1,093	1,085
PGS	308	270
Net cash effect of accruals, retentions and AFUDC	(4)
Total	$1,397	$1,355
(1)
Individual line items exclude AFUDC-debt and equity.

Tampa Electric invested approximately $850 million in solar projects during 2017 to 2021 (solar wave I). On February 18, 2020, Tampa Electric announced its intention to invest approximately $800 million in an additional 600 MW of new utility-scale solar photovoltaic projects by the end of 2023 (solar wave II). As of December 31, 2021, Tampa Electric has invested approximately $467 million in solar wave II. In addition, Tampa Electric intends to invest approximately $300 million in an additional 225 MW of new utility-scale solar photovoltaic projects in 2022 through 2024 (solar wave III). In connection with Tampa Electric's renewable energy plan, Tampa Electric expects to spend approximately $280 million for 200 MW of battery storage in 2022 through 2024. AFUDC is being earned on these projects during construction.

Tampa Electric expects to invest approximately $850 million through 2023 to modernize the Big Bend Power Station. This modernization project includes conversion of Unit 1 from coal-fired to natural gas combined-cycle technology and the early retirement of Unit 2. As of December 31, 2021, Tampa Electric has invested approximately $695 million in this modernization project. AFUDC is being earned on this project during construction. As part of the Big Bend modernization, the two combustion turbines on Unit 1 modernization were placed into service on December 1, 2021.

Tampa Electric’s 2021 capital expenditures included solar generation projects, the Big Bend modernization, storm hardening for the transmission and distribution systems, smart meters and the maintenance and refurbishment of existing generating facilities. In 2022, Tampa Electric expects capital expenditures to include solar generation projects, the Big Bend modernization, storm hardening for the transmission and distribution systems, new technology for distribution system grid modernization and the maintenance and refurbishment of existing generating facilities.

Capital expenditures in 2021 for PGS included maintenance of the existing system, expansion of the system and replacement of cast iron, bare steel and obsolete plastic pipe. In addition, PGS expects to invest in 2022 for projects associated with customer growth, system expansion to serve large commercial and industrial customers, including continued interest in CNG vehicle fleets, renewable natural gas facilities and information technology investments. The remainder of PGS’s capital expenditure forecast for 2022 includes amounts related to ongoing renewal, replacement and system safety, including the replacement of cast iron, bare steel and obsolete plastic pipe, which is recovered through a rider clause (see the Business–PGS-Regulation section).

The forecasted capital expenditures shown above are based on current estimates and assumptions. Actual capital expenditures could vary materially from these estimates due to changes in and timing of projects and changes in costs for materials or labor (see the Risk Factors section).
Capital Structure

Tampa Electric and PGS maintained capital structures consistent with their regulatory arrangements. At December 31, 2021 and 2020, TEC’s year-end capital structure was 46% debt and 54% common equity.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of consolidated financial statements requires management to make various estimates and assumptions that affect revenues, expenses, assets, liabilities and disclosures. The policies and estimates identified below are, in the view of management, the more significant accounting policies and estimates used in the preparation of our consolidated financial statements. These estimates and assumptions are based on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates and judgments under different assumptions or conditions. See Note 1 to the 2021 Annual TEC Consolidated Financial Statements for a description of TEC’s significant accounting policies and the estimates and assumptions used in the preparation of the consolidated financial statements.

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

TEC’s most significant regulatory liability relates to non-ARO costs of removal and regulatory tax liability. The non-ARO costs of removal represent estimated funds received from customers through depreciation rates to cover future non-legally required cost of removal of property, plant and equipment upon retirement. TEC accrues for removal costs over the life of the related assets based on depreciation studies approved by the FPSC. The costs are estimated based on historical experience and future expectations, including expected timing and estimated future cash outlays. The regulatory tax liability is the offset to the adjustment to the deferred tax liability remeasured as a result of tax reform. See Note 4 to the 2021 Annual TEC Consolidated Financial Statements for further information.

The application of regulatory accounting guidance is a critical accounting policy and estimate since a difference in these assumptions and actual results may result in a material impact on reported assets and the results of operations (see Note 3 to the 2021 Annual TEC Consolidated Financial Statements).

Income Taxes

TEC uses the asset and liability method in the measurement of deferred income taxes. Under the asset and liability method, TEC estimates the current tax exposure and assesses the temporary differences resulting from differing treatment of items, such as depreciation, for financial statement and tax purposes. These differences are reported as deferred taxes measured at enacted rates in the consolidated financial statements. Management reviews all reasonably available current and historical information, including forward-looking information, to determine if it is more likely than not that some or the entire deferred tax asset will not be realized. If TEC determines that it is likely that some or all of a deferred tax asset will not be realized, then a valuation allowance is recorded to report the balance at the amount expected to be realized. At December 31, 2021, TEC does not have a valuation allowance. At December 31, 2021, TEC had a net deferred income tax liability of $858 million, attributable primarily to property-related items.

See further discussion of uncertainty in income taxes, impacts of tax reform and other tax items in Note 4 to the 2021 Annual TEC Consolidated Financial Statements.

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

Pension plan assets (plan assets) are invested in a mix of equity and fixed-income securities. The expected return on asset assumption was based on expectations of long-term inflation, real growth in the economy, fixed income spreads and equity premiums consistent with the company’s portfolio, with provision for active management and expenses paid from the trust that holds the plan assets. The expected return on assets was 6.70% as of January 1, 2021. The expected return on assets was 7.00% as of January 1, 2020. The expected return on assets was 7.35% as of January 1, 2019 and 7.00% as of October 31, 2019 when a plan remeasurement occurred as a result of a plan curtailment. Given recent strong capital market returns and market expectations for long-term interest rates, TECO Energy expects the expected return on assets to be 6.50% for 2022. Actual earned returns in 2021 were 9.0%.

The discount rate assumption used to measure the 2021, 2020 and 2019 benefit expense was an above-mean yield curve. The above-mean yield curve technique matches the yields from high-quality (AA-rated, non-callable) corporate bonds to the company’s projected cash flows for the plans to develop a present value that is converted to a discount rate assumption, which is subject to change each year.

Holding all other assumptions constant, a 1% decrease in the assumed rate of return on pension plan assets or the discount rate assumption would have had in 2021 and is anticipated to have in 2022 the following impact on TEC’s after-tax pension cost:

Year	1% Decrease in Assumed Expected Return on Assets	1% Decrease in Assumed Discount Rate
2021	$7 million increase	$3 million increase
2022	$5 million increase	$1 million increase

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

See the discussion of employee postretirement benefits in Note 5 to the 2021 Annual TEC Consolidated Financial Statements.

RECENTLY ISSUED ACCOUNTING STANDARDS

Change in Accounting Policy

TEC considers the applicability and impact of all ASUs issued by the FASB. TEC was not required to and did not adopt any new ASUs in 2021.

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

Hazardous Air Pollutants (HAPS) Maximum Achievable Control Technology (MACT) Mercury Air Toxics Standards (MATS)

On June 29, 2015, the U.S. Supreme Court remanded the EPA’s Mercury Air Toxics Standards (MATS) to the D.C. Circuit Court of Appeals for failing to properly consider the cost of compliance. The litigation is currently in abeyance while the EPA reconsiders its action. MATS remain in effect until the D.C. Circuit Court of Appeals acts.

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

Carbon Reductions and GHG

Tampa Electric has historically supported voluntary efforts to reduce carbon emissions and has taken significant steps to reduce overall emissions at Tampa Electric’s facilities. Since 2000, Tampa Electric has reduced its system-wide emissions of CO2 by more than 50%, bringing emissions to below 1990 levels. Tampa Electric CO2 emissions continue to remain below 1990 levels. In addition to the emission decreases in 2005 as the result of the repowering of two Gannon Station coal units to natural gas and the shut-down of the remaining Gannon Station coal-fired units, Tampa Electric has optimized its existing coal units to operate on natural gas. During this same time frame, the number of retail customers and retail energy sales have risen. Tampa Electric is also substantially reducing CO2 emissions by significantly expanding the use of solar power, repowering Big Bend Unit 1 steam turbine, and retiring Big Bend

Unit 2. By the end of 2023, the Big Bend Unit 1 modernization project, capable of producing 1,090 megawatts of power, will lead to lower system-wide emissions. See Capital Investments above for information regarding Tampa Electric’s solar projects. Tampa Electric has announced a long-term goal to reduce CO2 emissions to 80% of 2000 levels by 2040 and aspires to reach a net zero future by 2050.

On June 19, 2019, the EPA released a final rule, named the Affordable Clean Energy (ACE) rule, to establish emission guidelines for states to address GHG emissions from existing coal-fired electric generating units (EGUs). On January 19, 2021, the D.C. Circuit Court of Appeals vacated the ACE rule and remanded it to the EPA. A replacement rule is under development. Compliance with the terms of the new rule that replaces the ACE rule, once adopted and finalized, could cause an increase in costs or rates charged to customers, which could curtail sales. See Item 1A - Risk Factors.

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

Ozone

On December 31, 2020, the EPA published a final rule to retain the national ambient air quality standards (NAAQS) for photochemical oxidants including ozone, originally adopted in 2012. Under the Clean Air Act, the EPA is required to review the NAAQS every five years and, if appropriate, revise it. The EPA has announced that the NAAQS is currently under review, which could result in revisions to the standard affecting compliance in Tampa Electric’s service territory. The impact of this potential new standard on the operations of Tampa Electric will depend on the standard that is ultimately adopted and on the outcome of any related litigation or other developments.

Water Supply and Quality

The EPA’s final rule under 316(b) of the Clean Water Act (effective October 2014) addresses perceived impacts to aquatic life by cooling water intakes and is applicable to Tampa Electric's Bayside and Big Bend Power Stations. Polk Power Station is not covered by this rule since it does not operate an intake on Waters of the U.S. Tampa Electric has two ongoing projects (one for Bayside and one for Big Bend) that require compliance with the rule. Compliance includes the completion of the biological, technical, and financial study elements required by the rule. These study elements have been completed and submitted for Bayside and will ultimately be used by FDEP to determine the necessity of cooling water system retrofits. Tampa Electric is negotiating an alternative schedule (as allowed by the rule) and will be completing a portion of the compliance requirements with the Big Bend modernization project with the remainder to be completed at a later date. The full impact of the new regulations on Tampa Electric will depend on the outcome of subsequent legal proceedings challenging the rule, the results of the study elements performed as part of the rules’ implementation, and the actual requirements established by FDEP.

The final EPA rule for existing steam electric effluent limit guidelines (ELGs) became effective January 4, 2016 and establishes limits for wastewater discharges from flue gas desulfurization (FGD) processes, fly ash and bottom ash transport water, leachate from ponds and landfills containing coal combustion residuals, gasification processes, and flue gas mercury controls. The new guidelines are expected to be incorporated into National Pollutant Discharge Elimination System permit renewals for Big Bend Station (FGD wastewater and bottom ash transport water) and Polk Power Station (gasification wastewater) to achieve compliance as soon as possible after November 1, 2018, but no later than December 31, 2023. The EPA decided to extend the near-term deadlines for FGD wastewater and bottom ash transport water to as soon as possible after November 1, 2020. On November 22, 2019, the EPA published in the Federal Register its proposed updates to the ELGs, in which the EPA revised limits for both bottom ash transport water and FGD wastewater and extended the final compliance deadline by two years for FGD wastewater. The final rule with revised limits was published on October 13, 2020 and became effective December 14, 2020. Although a legal challenge to this rule is pending in the D.C. Circuit Court of Appeals, no stays are in effect. However, the EPA has announced that this rule is currently under review, and a revised rule is expected to be proposed in 2022.

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

EPA Waters of the US

In January 2020, the EPA and the Corps finalized a rule, called the Navigable Waters Protection Rule (NWPR), to define “waters of the United States” and thereby establish federal regulatory authority under the Clean Water Act. This final rule became effective in June 2020 and replaced the rule published in October 2019. While there have been numerous legal challenges filed in federal court, there are no legal stays in effect. However, the EPA and the U.S. Army Corps of Engineers (the Corps) are in receipt of an order of the U.S. District Court for the District of Arizona dated August 30, 2021, which vacates and remands the NWPR. As a result of this order, the agencies have halted implementation of the NWPR and are currently interpreting “waters of the United States” consistent with its meaning prior to the adoption of the 2015 rule that was repealed in October 2019. The EPA is also engaging in additional rulemaking to revise NWPR. In November 2021, the EPA and the Corps announced a proposed rule which would re-establish the pre-2015 definition of “waters of the United States” updated “to reflect consideration of Supreme Court decisions". Public hearings on the proposed new rule were held in January 2022. The agencies also established a comment period for the proposed rule which closed on February 7, 2022.

Superfund and Former Manufactured Gas Plant Sites

TEC, through its Tampa Electric and PGS divisions, is a PRP for certain superfund sites and, through its PGS division, for certain former manufactured gas plant sites. While the joint and several liability associated with these sites presents the potential for significant response costs, as of December 31, 2021, TEC has estimated its ultimate financial liability to be $14 million, primarily at PGS. This amount has been accrued and is primarily reflected in the long-term liability section under “Other” on the Consolidated Balance Sheets. The environmental remediation costs associated with these sites are expected to be paid over many years.

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

The EPA’s final CCR rule became effective on October 19, 2015 and regulates CCRs as non-hazardous solid waste. On February 2, 2016, the FPSC approved Tampa Electric’s proposed CCR compliance program for recovery of certain capital and O&M expenses through the ECRC. On December 12, 2017, the FPSC approved an additional petition for recovery of expenses associated with the closure of Tampa Electric’s Big Bend Economizer Ash and Pyrite Ponds which began in late November 2018. The O&M expenses for disposal of CCRs from this project began in 2019 and continued through 2021. Closure of Tampa Electric’s West Slag Dewatering Pond and improvements were completed in 2020. Final drainage improvements to Tampa Electric’s North Gypsum Stackout Area will be completed in 2022. In August 2019, the EPA proposed Phase II revisions to the rule that included a revised beneficial use definition and restrictions on offsite beneficial use storage piles, both of which could negatively affect management and recycling of CCRs by TEC’s customers for these products. Review of this rule is ongoing. FDEP has proposed a Florida CCR permitting program to be incorporated into the existing state solid waste regulation, which will operate in lieu of the Federal permitting program. However, since TEC has already closed all of its regulated CCR Units by October 2021, neither Federal nor State programs regulating CCRs would be expected to have a significant impact on TEC. See Note 12 to the 2021 Annual TEC Consolidated Financial Statements for information regarding the estimated impact on Tampa Electric’s AROs.

Conservation

In 2021, Tampa Electric continued to offer its customers a comprehensive array of residential and commercial Demand Side Management (DSM) programs. Tampa Electric suspended non-essential energy management field work due to the COVID pandemic in March 2020 and resumed normal operations in November 2021. As part of a five-year pilot program, Tampa Electric has completed the installation of a fully integrated renewable energy system that utilizes a large solar array integrated with battery storage and electric vehicle and large commercial vehicle battery charging system. As part of Tampa Electric's settlement agreement related to its 2021 rate case, Tampa Electric agreed to increase the amount of assistance provided to low-income customers in 2022 through conservation weatherization and energy education and to adjust the amount of credits provided to commercial and industrial customers for their participation in Tampa Electric's load management and demand response programs.

In 2021, Tampa Electric achieved all of its commercial annual energy and demand goals, the annual residential summer demand and annual energy goal, and the total combined annual energy and summer demand goals. To achieve these DSM goals, Tampa Electric offered 36 cost-effective DSM Programs. These programs and their costs are approved annually by the FPSC, with the costs recovered through a clause rate on the customer’s electric bill. Since their inception to January 1, 2021, Tampa Electric’s conservation programs have contributed to reducing the summer peak demand by 779 MWs and the winter peak demand by 1,288 MWs.

In 2020, PGS implemented an online energy audit program for residential customers. PGS expects to offer a walkthrough energy audit for commercial customers in 2022. Both programs were approved by the FPSC as part of its DSM goals in 2019. PGS received approval of its DSM plan in June 2021, which will support the achievement of these DSM goals on an annual basis. Starting in 2019, PGS initiated the reporting of annual energy reduction achievements as part of meeting the requirements of Florida Energy Efficiency and Conservation Act. In 2021, PGS’ conservation programs saved 718,000 therms. These programs and their costs are approved annually by the FPSC, with the costs recovered through a clause rate on the customer’s gas bill.

REGULATION

See the Business section (Tampa Electric – Electric Operations and Peoples Gas System – Gas Operations sections) and Note 3 to the 2021 Annual TEC Consolidated Financial Statements for a description of the utilities’ base rates, cost-recovery clauses and competition.

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

On November 6, 2017, the FPSC approved an amended and restated settlement agreement filed by Tampa Electric, which includes a provision for a moratorium on hedging of natural gas purchases ending on December 31, 2022. On October 21, 2021, the FPSC approved a settlement agreement filed by Tampa Electric related to its 2021 rate case that extended the moratorium to December 31, 2024 (see Note 3 to the 2021 Annual TEC Consolidated Financial Statements for further information on the settlement agreements). As of December 31, 2021, TEC had no hedges in place.

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

Certain of TEC’s derivative instruments, including NPNS agreements, contain provisions that require our debt to maintain an investment-grade credit rating from any or all of the major credit rating agencies. If TEC’s debt ratings were to fall below investment grade or not be rated, it could trigger these provisions, and the counterparties to the derivative instruments could demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions.

Interest Rate Risk

TEC is exposed to changes in interest rates primarily as a result of borrowing activities. TEC may enter into futures, swaps and option contracts, in accordance with the approved risk management policies and procedures, to moderate this exposure to interest rate changes and achieve a desired level of fixed and variable rate debt. As of December 31, 2021 and 2020, TEC had no hedges of interest rates in place. As of December 31, 2021 and 2020, a hypothetical 10% increase in TEC’s weighted-average interest rate on its variable rate debt during the subsequent year would not have resulted in a material impact on pre-tax earnings. This is driven by the low amounts of variable rate debt at TEC. A hypothetical 10% increase in interest rates would have decreased the fair market value of TEC's long-term debt by 4.0% at December 31, 2021 and 3.6% at December 31, 2020. See the Financing Activity section and Notes 6 and 7 to the 2021 Annual TEC Consolidated Financial Statements. These amounts were determined based on the variable rate obligations existing on the indicated dates at TEC. The above sensitivities assume no changes to TEC’s financial structure and could be affected by changes in TEC’s credit ratings, changes in general economic conditions or other external factors (see the Risk Factors section).

Commodity Risk

TEC faces varying degrees of exposure to commodity risks including natural gas, coal, fuel oil and other energy commodity prices. Any changes in prices could affect the prices these businesses charge, their operating costs and the competitive position of their products and services. Management uses different risk measurement and monitoring tools based on the degree of exposure of each operating company to commodity risks.

Regulated Utilities

Tampa Electric’s fuel costs used for generation are affected primarily by the price of natural gas and, to a lesser degree, the cost of coal and oil. Tampa Electric’s use of natural gas, with its more volatile pricing, for generation of electricity was 86% in 2021 and 89% in 2020 (see the Business section). PGS has exposure related to the price of purchased gas and pipeline capacity.

Currently, TEC’s commodity price risks are largely mitigated by the fact that increases in the price of prudently incurred fuel and purchased power are recovered through FPSC-approved cost-recovery clauses, with no anticipated effect on earnings. However, increasing fuel cost-recovery has the potential to affect total energy usage and the relative attractiveness of electricity and natural gas to consumers. TEC manages commodity price risk by entering into long-term fuel supply agreements, prudently operating plant facilities to optimize cost and, prior to the moratorium mentioned above, entering into derivative transactions designated as cash flow hedges of anticipated purchases of wholesale natural gas. At December 31, 2021 and 2020, a change in commodity prices would not have had a material impact on earnings for Tampa Electric or PGS, but could have had an impact on the timing of the cash recovery of the cost of fuel.

TAMPA ELECTRIC COMPANY

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholder and the Board of Directors of Tampa Electric Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Tampa Electric Company (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income and comprehensive income, capitalization and cash flows for each of the three years in the period ended December 31, 2021 and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

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

As disclosed in Note 3 of the consolidated financial statements, the Company has $1,002 million in regulatory assets and $1,170 million in regulatory liabilities. As disclosed in Note 3, Tampa Electric’s retail business and the Peoples Gas System are regulated separately by the Florida Public Service Commission (FPSC), and Tampa Electric is also subject to regulation by the Federal Energy Regulatory Commission (FERC) (collectively, the regulators). The regulatory rates are designed to recover the prudently incurred costs of providing the regulated products or services and provide a reasonable return on the equity invested or assets, as applicable. In addition to regulatory assets and liabilities, rate regulation impacts multiple financial statement line items, including property, plant and equipment, revenues, and expenses.

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

How We Addressed the Matter in Our Audit

We performed audit procedures that included, among others, assessing the Company’s evaluation of the probability of future recovery for regulatory assets and refund of regulatory liabilities by obtaining and reviewing relevant regulatory orders, filings, testimony, hearings and correspondence, and other publicly available information. For regulatory matters for which regulatory decisions or orders have not yet been obtained, we inspected the regulatory filings for any evidence that might contradict the Company’s assertions, and reviewed other regulatory orders, filings and correspondence for other entities within the same jurisdiction to assess the likelihood of recovery in future rates based on the regulator’s treatment of similar costs under similar circumstances. We obtained and evaluated an analysis from the Company and corroborated that analysis with letters from legal counsel, when appropriate, regarding cost recoveries or future changes in rates. We also assessed the methodology, accuracy and completeness of the Company’s calculations of regulatory asset and liability balances based on provisions and formulas outlined in rate orders and other correspondence with the regulators. We also evaluated the Company's disclosures related to the impacts of rate regulation.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2018.

Tampa, Florida

February 14, 2022

TAMPA ELECTRIC COMPANY

Consolidated Balance Sheets

Assets	December 31,	December 31,
(millions)	2021	2020
Property, plant and equipment
Utility plant
Electric	$11,563	$11,486
Gas	2,626	2,332
Utility plant, at original costs	14,189	13,818
Accumulated depreciation	(3,601)	(3,712)
Utility plant, net	10,588	10,106
Other property	14	14
Total property, plant and equipment, net	10,602	10,120

Current assets
Cash and cash equivalents	18	10
Receivables, less allowance for credit losses of $7 and $7 at December 31, 2021 and 2020, respectively	254	219
Due from affiliates	8	11
Inventories, at average cost
Fuel	20	26
Materials and supplies	121	107
Regulatory assets	136	79
Prepayments and other current assets	22	10
Total current assets	579	462

Deferred debits
Regulatory assets	866	406
Other	149	60
Total deferred debits	1,015	466
Total assets	$12,196	$11,048

The accompanying notes are an integral part of the consolidated financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Balance Sheets—continued

Liabilities and Capital	December 31,	December 31,
(millions)	2021	2020
Capitalization
Common stock	$4,470	$3,890
Accumulated other comprehensive loss	(1)	(1)
Retained earnings	323	327
Total capital	4,792	4,216
Long-term debt	3,136	2,594
Total capital	7,928	6,810

Current liabilities
Long-term debt due within one year	250	278
Notes payable	745	775
Accounts payable	390	321
Due to affiliates	44	46
Customer deposits	132	130
Regulatory liabilities	78	67
Accrued interest	18	13
Accrued taxes	19	22
Other	51	57
Total current liabilities	1,727	1,709

Long-term liabilities
Deferred income taxes	858	783
Regulatory liabilities	1,092	1,194
Investment tax credits	249	216
Deferred credits and other liabilities	342	336
Total deferred credits	2,541	2,529

Commitments and Contingencies (see Note 8)

Total liabilities and capital	$12,196	$11,048

The accompanying notes are an integral part of the consolidated financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Statements of Income and Comprehensive Income

(millions)
For the years ended December 31,	2021	2020	2019
Revenues
Electric	$2,170	$1,845	$1,961
Gas	525	427	443
Total revenues	2,695	2,272	2,404
Expenses
Fuel	604	340	516
Purchased power	106	83	49
Cost of natural gas sold	155	121	152
Operations & maintenance	566	542	543
Depreciation and amortization	430	384	377
Taxes, other than income	228	202	206
Total expenses	2,089	1,672	1,843
Income from operations	606	600	561
Other income
Allowance for other funds used during construction	45	30	11
Other income, net	5	6	9
Total other income	50	36	20
Interest charges
Interest expense	151	144	139
Allowance for borrowed funds used during construction	(21)	(14)	(5)
Total interest charges	130	130	134
Income before provision for income taxes	526	506	447
Provision for income taxes	80	82	77
Net income	$446	$424	$370
Comprehensive income	$446	$424	$370

The accompanying notes are an integral part of the consolidated financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Statements of Cash Flows

(millions)
For the years ended December 31,	2021	2020	2019
Cash flows from or used in operating activities
Net income	$446	$424	$370
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	430	384	377
Deferred income taxes and investment tax credits	28	54	15
Allowance for equity funds used during construction	(45)	(30)	(11)
Deferred recovery clauses	(58)	(40)	63
Receivables, less allowance for credit losses	(32)	(10)	52
Inventories	(8)	7	6
Taxes accrued	(13)	23	1
Accounts payable	53	34	(4)
Regulatory assets and liabilities	(10)	(18)	1
Other	6	1	(29)
Cash flows from operating activities	797	829	841
Cash flows from or used in investing activities
Capital expenditures	(1,397)	(1,361)	(1,283)
Net proceeds from sale of assets	0	6	0
Cash flows used in investing activities	(1,397)	(1,355)	(1,283)
Cash flows from or used in financing activities
Equity contributions from Parent	580	505	395
Proceeds from long-term debt issuance	790	0	292
Repayment of long-term debt	(279)	0	0
Net change in short-term debt (maturities of 90 days or less)	(230)	127	127
Proceeds from other short-term debt (maturities over 90 days)	500	300	0
Repayment of other short-term debt (maturities over 90 days)	(300)	0	0
Dividends to Parent	(450)	(408)	(373)
Other financing activities	(3)	(2)	0
Cash flows from financing activities	608	522	441
Net increase (decrease) in cash and cash equivalents	8	(4)	(1)
Cash and cash equivalents at beginning of the year	10	14	15
Cash and cash equivalents at end of the year	$18	$10	$14

Supplemental disclosure of cash paid (received):
Interest	$120	$126	$134
Income taxes	$62	$14	$63
Supplemental disclosure of non-cash activities
Change in accrued capital expenditures	$25	$1	$17

The accompanying notes are an integral part of the consolidated financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Statements of Capitalization

				Accumulated
				Other
		Common	Retained	Comprehensive	Total
(millions, except share amounts)	Shares (1)	Stock	Earnings	Loss	Capital
Balance, December 31, 2018	10	2,990	$314	$(1)	$3,303
Net income			370		370
Equity contributions from Parent		395			395
Dividends to Parent (2)			(373)		(373)
Balance, December 31, 2019	10	$3,385	$311	$(1)	$3,695
Net income			424		424
Equity contributions from Parent		505			505
Dividends to Parent (2)			(408)		(408)
Balance, December 31, 2020	10	$3,890	$327	$(1)	$4,216
Net income			446		446
Equity contributions from Parent		580			580
Dividends to Parent (2)			(450)		(450)
Balance, December 31, 2021	10	$4,470	$323	$(1)	$4,792

Preferred stock – $100 par value

1.5 million shares authorized, none outstanding.

Preferred stock – no par

2.5 million shares authorized, none outstanding.

Preference stock – no par, subordinate to the preferred stock

2.5 million shares authorized, none outstanding.

(1)
Common stock without par value, 25 million shares authorized
(2)
Dividends are declared and paid at the discretion of TEC’s Board of Directors.

The accompanying notes are an integral part of the consolidated financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Statements of Capitalization – continued

At December 31, 2021 and 2020, TEC had the following long-term debt outstanding:

Long-Term Debt
(millions)		Due	2021	2020
Tampa Electric	Notes (1)(2)(3) : 5.40%	2021	$0	$231
	2.60%	2022	225	225
	2.40%	2031	285	0
	6.55%	2036	250	250
	6.15%	2037	190	190
	4.10%	2042	250	250
	4.35%	2044	290	290
	4.20%	2045	230	230
	4.30%	2048	275	275
	4.45%	2049	350	350
	3.63%	2050	275	275
	3.45%	2051	285	0
	Total long-term debt of Tampa Electric		2,905	2,566
PGS	Notes (1)(2)(3) : 5.40%	2021	0	47
	2.60%	2022	25	25
	2.40%	2031	115	0
	6.15%	2037	60	60
	4.10%	2042	50	50
	4.35%	2044	10	10
	4.20%	2045	20	20
	4.30%	2048	75	75
	4.45%	2049	25	25
	3.63%	2050	25	25
	3.45%	2051	115	0
	Total long-term debt of PGS		520	337
Total long-term debt			3,425	2,903
Unamortized debt discount, net			(12)	(10)
Debt issuance costs			(27)	(21)
Total carrying amount of long-term debt			3,386	2,872
Less amount due within one year			250	278
Total long-term debt			$3,136	$2,594

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

TAMPA ELECTRIC COMPANY

Consolidated Statements of Capitalization—continued

At December 31, 2021, long-term debt had a carrying amount of $3,386 million and an estimated fair market value of $4,036 million. At December 31, 2020, total long-term debt had a carrying amount of $2,872 million and an estimated fair market value of $3,597 million. The fair value of the debt securities is determined using Level 2 measurements (see Note 14 for information regarding the fair value hierarchy).

A substantial part of Tampa Electric’s tangible assets is pledged as collateral to secure its first mortgage bonds. There are currently no bonds outstanding under Tampa Electric’s first mortgage bond indenture, and Tampa Electric could cause the lien associated with this indenture to be released at any time. Gross maturities and annual sinking fund requirements of long-term debt are as follows:

Long-Term Debt Maturities

							Total
As of December 31, 2021							Long-Term
(millions)	2022	2023	2024	2025	2026	Thereafter	Debt
Tampa Electric	$225	$0	$0	$0	$0	$2,680	$2,905
PGS	25	0	0	0	0	495	520
Total long-term debt maturities	$250	$0	$0	$0	$0	$3,175	$3,425

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

Since 2020, the outbreak of COVID-19 has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. While management considered the impact of the COVID-19 pandemic in TEC’s estimates and results, the financial statements as of December 31, 2021 and 2020 and for the years then ended were not materially impacted by the COVID-19 pandemic.

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

For other property dispositions, the cost and accumulated depreciation are removed from the balance sheet and a gain or loss is recognized.

Property, plant and equipment consisted of the following assets:

(millions)	Estimated Useful Lives	December 31, 2021	December 31, 2020
Electric generation	21-56 years	$5,395	$5,694
Electric transmission	28-77 years	1,068	1,008
Electric distribution	14-56 years	3,064	2,859
Gas transmission and distribution	16-77 years	2,360	2,076
General plant and other	8-43 years	946	723
Total cost		12,833	12,360
Less accumulated depreciation		(3,601)	(3,712)
Construction work in progress		1,370	1,472
Total property, plant and equipment, net		$10,602	$10,120

Depreciation

The provision for total regulated utility plant in service, expressed as a percentage of the original cost of depreciable property, was 3.5%, 3.2% and 3.4% for 2021, 2020 and 2019, respectively. Construction work in progress is not depreciated until the asset is placed in service. Total depreciation expense for the years ended December 31, 2021, 2020 and 2019 was $408 million, $381 million and $359 million, respectively. See Note 3 for information regarding agreements approved by the FPSC that, among other things, allowed Tampa Electric to continue to depreciate certain retired assets through December 31, 2021 and allowed Tampa Electric to eliminate its $16 million accumulated depreciation and amortization reserve surplus for intangible software assets through a credit to amortization expense in 2020.

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

Allowance for Funds Used During Construction

AFUDC is a non-cash credit to income with a corresponding charge to utility plant which represents the cost of borrowed funds and a reasonable return on other funds used for construction. The rates used to calculate AFUDC are revised periodically to reflect significant changes in cost of capital. In 2021, 2020 and 2019, Tampa Electric’s rate was 6.46%. PGS’s rate used to calculate its AFUDC in 2021 and 2020 was 6.00% and 5.97%, respectively. Total AFUDC for the years ended December 31, 2021, 2020 and 2019 was $66 million, $44 million and $16 million, respectively.

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

Revenues and Cost Recovery

Revenues include amounts resulting from cost-recovery clauses which provide for monthly billing charges to reflect increases or decreases in fuel, purchased power, conservation, environmental and storm protection plan costs for Tampa Electric and purchased gas, interstate pipeline capacity, replacement of cast iron/bare steel pipe and conservation costs for PGS. These adjustment factors are based on costs incurred and projected for a specific recovery period. Any over- or under-recovery of costs plus an interest factor are taken into account in the process of setting adjustment factors for subsequent recovery periods. Over-recoveries of costs are recorded as regulatory liabilities, and under-recoveries of costs are recorded as regulatory assets.

Certain other costs incurred by the regulated utilities are allowed to be recovered from customers through prices approved in the regulatory process. These costs are recognized as the associated revenues are recognized.

Receivables and Allowance for Credit Losses

Receivables from contracts with customers, which consist of services to residential, commercial, industrial and other customers, were $252 million and $214 million as of December 31, 2021 and 2020, respectively. An allowance for credit losses is established based on TEC’s collection experience and reasonable and supportable forecasts that affect the collectibility of the reported amount. Circumstances that impact Tampa Electric’s and PGS’s estimates of credit losses include, but are not limited to, customer credit issues, fuel prices, customer deposits and general economic conditions, including the impacts of the COVID-19 pandemic. Accounts are reserved in the allowance or written off once they are deemed to be uncollectible.

The regulated utilities accrue base revenues for services rendered but unbilled to provide for matching of revenues and expenses (see Note 3). As of December 31, 2021 and 2020, unbilled revenues of $74 million and $73 million, respectively, are included in the “Receivables” line item on TEC’s Consolidated Balance Sheets.

Accounting for Franchise Fees and Gross Receipts Taxes

Tampa Electric and PGS are allowed to recover certain costs incurred on a dollar-for-dollar basis from customers through rates approved by the FPSC. The amounts included in customers’ bills for franchise fees and gross receipt taxes are included as revenues on the Consolidated Statements of Income. Franchise fees and gross receipt taxes payable by Tampa Electric and PGS are included as an expense on the Consolidated Statements of Income in “Taxes, other than income”. These amounts totaled $129 million, $109 million and $117 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Deferred Charges and Other Assets

Deferred charges and other assets consist primarily of pension assets net of accrued pension liabilities (see Note 5), right-of-use assets related to operating leases (see Note 13) and a contribution made by TEC in order to fully fund its SERP obligation (see Note 5).

Deferred Credits and Other Liabilities

Other deferred credits primarily include accrued other postretirement benefits (see Note 5), MGP environmental remediation liability (see Note 8), asset retirement obligations (see Note 12), lease liabilities (see Note 13) and a reserve for auto, general and workers’ compensation liability claims.

TECO Energy and its subsidiaries, including TEC, have a self-insurance program supplemented by excess insurance coverage for the cost of claims whose ultimate value exceeds the company’s retention amounts. TEC estimates its liabilities for auto, general and workers’ compensation using discount rates mandated by statute or otherwise deemed appropriate for the circumstances. Discount rates used in estimating these other self-insurance liabilities at December 31, 2021 and 2020 ranged from 1.63% to 4.00% and 2.43% to 4.00%, respectively.

Derivatives and Hedging Activities

On November 6, 2017, the FPSC approved an amended and restated settlement agreement filed by Tampa Electric, which included a provision for a moratorium on hedging of natural gas purchases ending on December 31, 2022. On October 21, 2021, the FPSC approved a settlement agreement filed by Tampa Electric related to its 2021 rate case that extended the moratorium to December 31, 2024 (see Note 3 for further information on the settlement agreements). TEC was hedging its exposure to the variability in future cash flows until November 30, 2018 for financial natural gas contracts. TEC had zero derivative liabilities related to natural gas storage optimization as of December 31, 2021 and 2020 and zero derivative assets on its Consolidated Balance Sheets as of December 31, 2021 and 2020.

TEC’s physical contracts qualify for the NPNS exception to derivative accounting rules, provided they meet certain criteria. Generally, NPNS applies if TEC deems the counterparty creditworthy, if the counterparty owns or controls resources within the proximity to allow for physical delivery of the commodity, if TEC intends to receive physical delivery and if the transaction is reasonable in relation to TEC’s business needs. As of December 31, 2021 and 2020, all of TEC’s physical contracts qualified for the NPNS exception, which was elected.

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

2. New Accounting Pronouncements

TEC considers the applicability and impact of all ASUs issued by the FASB. TEC was not required to and did not adopt any new ASUs in 2021.

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

Tampa Electric Base Rates

Tampa Electric’s results for 2021, 2020 and 2019 reflected an amended and restated settlement agreement, approved by the FPSC on November 6, 2017, that replaced the previous 2013 base rate settlement agreement and extended it another four years through 2021. The agreement provided for Tampa Electric’s allowed regulatory ROE to be a mid-point of 10.25% with a range of plus or minus 1%. The agreement stated that Tampa Electric could not file for additional base rate increases to be effective sooner than December 31, 2021, unless its earned ROE were to fall below 9.25% before that time. If its earned ROE were to rise above 11.25%, any party to the agreement other than Tampa Electric could seek a review of its base rates. Under the agreement, the allowed equity in the capital structure was 54% from investor sources of capital. The amended agreement provided for SoBRAs for Tampa Electric’s substantial investments in solar generation. Tampa Electric invested approximately $850 million in these solar projects during 2017 to 2021 and accrued AFUDC during construction. The agreement included a sharing provision that allowed customers to benefit from 75% of any cost savings for projects below $1,500/kWac.

Between 2017 and 2021, TEC filed annual SoBRA petitions along with supporting tariffs demonstrating the cost-effectiveness of four tranches representing 600 MW and $104 million in estimated revenue requirements. The FPSC approved the tariffs on each of the SoBRA filings and Tampa Electric began receiving the applicable revenues after each of the tranches was commercially completed (tranche 1 for $24 million in revenue starting September 2018, tranche 2 for $46 million in revenue starting January 2019, tranche 3 for $26 million in revenue starting January 2020 and tranche 4 for $8 million in revenue starting January 2021).

The true-up filing for SoBRA tranche 1 and 2 revenue requirement estimates that were included in base rates as of September 2018 and January 2019, respectively, was submitted on April 30, 2020, and the FPSC approved the amount on August 18, 2020. The $5 million true-up was returned to customers in 2020. The true-up filing for SoBRA tranche 3, included in base rates as of January 2020, was approved by the FPSC on October 12, 2021. A $4 million true-up was returned to customers during 2021. The true-up for SoBRA tranche 4 will be filed in early 2022.

The 2017 settlement agreement further contained a provision related to tax reform. An asset optimization provision that allows Tampa Electric to share in the savings for optimization of its system once certain thresholds are achieved is also included. Additionally, Tampa Electric agreed to a financial hedging moratorium for natural gas ending on December 31, 2022 and that it will make no investments in gas reserves.

On November 13, 2019, as required by the 2017 settlement agreement, Tampa Electric filed its petition to reduce base rates and charges to reflect the impact of the temporary reduction of the state corporate income tax from 5.5% to 4.5%. The tax rate reduction was issued on September 12, 2019 and was effective retroactive from January 1, 2019 through December 31, 2021. The estimated base rate reduction due to customers of $5 million is subject to true-up, and the actual rate reduction may vary from year to year. The base rate reduction was approved on December 10, 2019 for rates effective January 2020.

On August 6, 2021, Tampa Electric filed with the FPSC a joint motion for approval of a settlement agreement dated as of August 6, 2021 (the Settlement Agreement) by and among Tampa Electric and the intervenors in Tampa Electric’s rate case filed with the FPSC in April 2021. The Settlement Agreement agrees to an increase in base rates annually effective with January 2022 bills, to generate a $191 million increase in revenue consisting of $123 million of traditional base rate charges and $68 million in a new charge to recover the costs of retiring assets. The Settlement Agreement further includes two subsequent year adjustments of $90 million and $21 million, effective January 2023 and January 2024, respectively. Under the agreement, the allowed equity in the capital structure will continue to be 54% from investor sources of capital. The Settlement Agreement includes an allowed regulatory ROE range of

9.0% to 11.0% with a 9.95% midpoint. The Settlement Agreement allows a 25 basis point increase in the allowed ROE range and mid-point, and $10 million of additional revenue, if the average 30-year United States Treasury Bond yield rate for any period of six consecutive months is at least 50 basis points greater than the yield rate on the date the FPSC votes to approve the agreement. Under the agreement, base rates will not change from January 1, 2022 through December 31, 2024, unless Tampa Electric’s earned ROE were to fall below the bottom of the range during that time. The Settlement Agreement contains a provision whereby Tampa Electric agrees to quantify the future impact of a decrease or increase in corporate income tax rates on net operating income through a reduction or increase in base revenues within 180 days of when such tax change becomes law or its effective date. The Settlement Agreement further creates a mechanism to recover the costs of retiring coal generation units and meter assets over a period of 15 years which survives the term of that agreement. The Settlement Agreement sets new depreciation and dismantlement rates effective January 1, 2022 and contains the provisions that Tampa Electric will not have to file another depreciation study during the term of the agreement but will file a new depreciation study no more than one year, nor less than 90 days, before the filing of its next general base rate proceeding. Additionally, Tampa Electric agreed to a financial hedging moratorium for natural gas ending on December 31, 2024. On October 21, 2021, the FPSC approved the Settlement Agreement and the final order, reflecting such approval, was issued on November 10, 2021.

Tampa Electric Big Bend Modernization Project

Tampa Electric expects to invest approximately $850 million during 2018 through 2023 to modernize the Big Bend Power Station, of which approximately $695 million has been invested through December 31, 2021. The Big Bend modernization project will repower Big Bend Unit 1 with natural gas combined-cycle technology and eliminate coal as this unit’s fuel. As part of the Big Bend modernization project, Tampa Electric retired the Unit 1 components that will not be used in the modernized plant in 2020 and Big Bend Unit 2 in 2021. Tampa Electric plans to retire Big Bend Unit 3 in 2023 as it is in the best interest of customers from economic, environmental risk and operational perspectives.

At December 31, 2020, Tampa Electric’s balance sheet included $636 million in electric utility plant and $267 million in accumulated depreciation related to Unit 1 components and Unit 2 and Unit 3 assets. In accordance with Tampa Electric’s 2017 settlement agreement approved by the FPSC, Tampa Electric continued to account for its investment in Units 1, 2 and 3 in electric utility plant and depreciate the assets using the current depreciation rates until December 31, 2021, at which point they were reclassified to a regulatory asset on the balance sheet.

Tampa Electric’s Settlement Agreement provides recovery for the Big Bend modernization project in two phases. The first phase is a revenue increase to cover the costs of the assets in service during 2022, among other items. The remainder of the project costs will be recovered as part of the 2023 subsequent year adjustment. The Settlement Agreement also includes a new charge to recover the remaining costs of the retiring Big Bend coal generation assets, Units 1 through 3, which will be spread over 15 years and will survive the term of the Settlement Agreement. The special capital recovery schedule for all three units was applied beginning January 1, 2022.

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

In January 2022, Tampa Electric requested a mid-course adjustment to its fuel and capacity charges to recover an additional $169 million, effective with April 2022 customer bills, due to an increase in fuel commodity and capacity costs. The FPSC is expected to issue its decision in March 2022.

Tampa Electric Storm Protection Cost Recovery Clause and Settlement Agreement

On October 3, 2019, the FPSC issued a rule to implement a Storm Protection Plan (SPP) Cost Recovery Clause. This clause provides a process for Florida investor-owned utilities, including Tampa Electric, to recover transmission and distribution storm hardening costs for incremental activities not already included in base rates. Tampa Electric submitted its storm protection plan with the FPSC on April 10, 2020. On April 27, 2020, Tampa Electric submitted a settlement agreement with the FPSC which specified a $15 million base rate reduction for SPP program costs previously recovered in base rates beginning January 1, 2021. On June 9, 2020, the FPSC approved this settlement agreement. On August 3, 2020, Tampa Electric submitted another settlement agreement to the FPSC for approval, including cost recovery of approximately $39 million in proposed storm protection project costs for 2020 and 2021. This cost recovery includes the $15 million of costs removed from base rates. This settlement agreement was approved on August 10, 2020 and Tampa Electric’s cost recovery began in January 2021. The current approved plan will apply for the years 2020, 2021 and 2022, and Tampa Electric will file a new plan in April 2022 to determine cost recovery in 2023, 2024, and 2025.

The June 9, 2020 settlement agreement approved by the FPSC disclosed above also included approval of Tampa Electric’s petition to eliminate its $16 million accumulated amortization reserve surplus for intangible software assets through a credit to depreciation and amortization expense in 2020.

Tampa Electric Storm Restoration Cost Recovery

As a result of Tampa Electric’s 2013 rate case settlement, in the event of a named storm that results in damage to its system, Tampa Electric can petition the FPSC to seek recovery of those costs over a 12-month period or longer as determined by the FPSC, as well as replenish its reserve to $56 million, the level of the reserve as of October 31, 2013. This provision was also included in Tampa Electric’s subsequent 2017 amended and restated settlement agreement and in Tampa Electric’s 2021 rate case settlement agreement.

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

In 2021, 2020 and 2019, Tampa Electric incurred total storm restoration preparation costs for multiple hurricanes of approximately $10 million, which was charged to the storm reserve regulatory liability.

PGS Base Rates

PGS’s base rates for 2021 were established in 2020, and its base rates for 2020 and 2019 were originally established in May 2009.

On February 7, 2017, the FPSC approved a settlement agreement filed by PGS and the OPC in which PGS agreed to adopt new depreciation rates, accelerate the amortization of the regulatory asset associated with environmental remediation costs as described below, include obsolete plastic pipe replacements through the existing cast iron and bare steel replacement rider, and establish an ROE range of 9.25% to 11.75%. The settlement agreement provided that the bottom of the range would remain until the earlier of new base rates established in PGS’s next general base rate proceeding or December 31, 2020 and the ROE of 10.75% would continue to be used for the calculation of return on investment for clauses and riders. The allowed equity in its capital structure was 54.7% from all investor sources of capital.

As part of the 2017 settlement, PGS and the OPC agreed that at least $32 million of PGS’s regulatory asset associated with the environmental liability for current and future remediation costs related to former MGP sites, to the extent expenses are reasonably and prudently incurred, would be amortized over the period 2016 through 2020. In 2018, the FPSC approved a settlement agreement authorizing PGS to accelerate in 2018 the remaining amortization of PGS’s regulatory asset associated with the MGP environmental liability of $11 million to net it against the estimated 2018 tax reform benefits. In January 2019, PGS reduced its base rates by $12 million for the impact of tax reform and reduced depreciation rates by $10 million in accordance with the settlement agreement.

On June 8, 2020, PGS filed a petition for an increase in rates and service charges effective January 2021. On November 19, 2020, the FPSC approved a settlement agreement filed by PGS and OPC. The settlement agreement provides for an increase in base rates by $58 million annually effective January 2021, which is a $34 million increase in revenue and $24 million increase of revenues previously recovered through the cast iron and bare steel replacement rider. This settlement agreement includes an allowed regulatory ROE range of 8.90% to 11.00% with a 9.90% midpoint, including the ability to reverse a total of $34 million of accumulated depreciation through 2023. PGS has not reversed any of this accumulated depreciation to date. In addition, the agreement sets new depreciation rates effective January 1, 2021 that are consistent with PGS’s current overall average depreciation rate. Under the agreement, base rates are frozen from January 1, 2021 to December 31, 2023, unless its earned ROE were to fall below 8.90% before that time with an allowed equity in the capital structure of 54.7% from investor sources of capital. The settlement agreement further addresses tax rate changes. The agreement contains a provision whereby PGS agrees to quantify the future impact of a decrease in tax rates on net operating income through a reduction in base revenues within 120 days of when such tax change becomes law. If on the contrary, tax legislation results in a tax rate increase, PGS can establish a regulatory asset to neutralize the impact of the increase in income tax rate to be addressed in a future proceeding and with recovery beginning no sooner than January 2024.

Regulatory Assets and Liabilities

Details of the regulatory assets and liabilities are presented in the following table:

Regulatory Assets and Liabilities

	December 31,	December 31,
(millions)	2021	2020
Regulatory assets:
Regulatory tax asset (1)	$117	$90
Cost-recovery clauses (2)	89	38
Capital cost recovery for early retired assets (3)	518	0
Environmental remediation (4)	22	22
Postretirement benefits (5)	230	309
Asset retirement obligation (6)	11	13
Other	15	13
Total regulatory assets	1,002	485
Less: Current portion	136	79
Long-term regulatory assets	$866	$406
Regulatory liabilities:
Regulatory tax liability (7)	$638	$691
Cost-recovery clauses - deferred balances (2)	16	23
Accumulated reserve—cost of removal (8)	468	498
Storm reserve (9)	46	48
Other	2	1
Total regulatory liabilities	1,170	1,261
Less: Current portion	78	67
Long-term regulatory liabilities	$1,092	$1,194
(1)
The regulatory tax asset is primarily associated with the depreciation and recovery of AFUDC-equity. This asset does not earn a return but rather is included in the capital structure, which is used in the calculation of the weighted cost of capital used to determine revenue requirements. It will be recovered over the expected life of the related assets. The regulatory tax asset balance reflects the impact of the federal corporate income tax rate reduction.
(2)
These assets and liabilities are related to FPSC clauses and riders. They are recovered or refunded through cost-recovery mechanisms approved by the FPSC on a dollar-for-dollar basis in a subsequent period.
(3)
This regulatory asset is related to the remaining net book value of Big Bend Units 1 through 3 and smart meter assets that were retired. The balance earns a rate of return as permitted by the FPSC and will be recovered as a separate line item on customer bills for a period of 15 years. See “Tampa Electric Big Bend Modernization Project” above for further information.
(4)
This asset is related to costs associated with environmental remediation primarily at MGP sites. The balance is included in rate base, partially offsetting the related liability, and earns a rate of return as permitted by the FPSC. The timing of recovery is based on a settlement agreement approved by the FPSC.
(5)
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
(7)
The regulatory tax liability is primarily related to the revaluation of TEC’s deferred income tax balances recorded on December 31, 2017 at the lower corporate income tax rate due to U.S. tax reform. The liability related to the revaluation of the deferred income tax balances is amortized and returned to customers through rate reductions or other revenue offsets based on IRS regulations and the settlement agreement for tax reform benefits approved by the FPSC.
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

4. Income Taxes

CARES Act

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into law. The CARES Act includes several business provisions including deferral in employer payroll taxes and an employee retention payroll tax credit. On December 27, 2020, the Consolidated Appropriations Act, 2021 (the 2021 Act) was signed into law. The 2021 Act provides for modifications and expansion of the employee retention payroll tax credit enacted under the CARES Act. The 2021 Act also extends the solar ITC for two years. These laws did not have a material impact on TEC’s financial statements.

Employee Retention Payroll Tax Credit

On March 11, 2021, the American Rescue Plan Act of 2021 was signed into law. This law included an extension of the employee retention payroll tax credit through December 31, 2021. On November 15, 2021, the Infrastructure Investment and Jobs Act, which provides for termination of the employee retention payroll tax credit as of September 30, 2021, was signed into law. These laws did not have a material impact on TEC’s financial statements.

Change in Florida Corporate Income Tax Rate

On September 14, 2021, the state of Florida issued a corporate tax rate reduction from 4.46% to 3.53% effective January 1, 2021 through December 31, 2021. In 2021, TEC recorded a $4 million regulatory liability in recognition of its obligation to pass the tax rate reduction expense benefit to customers per the 2017 settlement agreement.

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

In 2021, 2020 and 2019, TEC recorded net tax provisions of $80 million, $82 million and $77 million, respectively.

Income tax expense consists of the following components:

Income Tax Expense (Benefit)

(millions)
For the year ended December 31,	2021	2020	2019
Current income taxes
Federal	$48	$35	$56
State	4	(7)	6
Deferred income taxes
Federal	24	32	7
State	13	29	13
Investment tax credits amortization	(9)	(7)	(5)
Total income tax expense	$80	$82	$77

For the three years presented, the overall effective tax rate differs from the U.S. federal statutory rate as presented below:

Effective Income Tax Rate

(millions)
For the year ended December 31,	2021	2020	2019
Income before provision for income taxes	$526	$506	$447
Federal statutory income tax rates	21%	21%	21%
Income taxes, at statutory income tax rate	110	106	94
Increase (decrease) due to
State income tax, net of federal income tax	13	17	15
Excess deferred tax amortization	(26)	(26)	(25)
ITC amortization	(9)	(7)	(5)
AFUDC-equity	(9)	(6)	(2)
Tax credits	(3)	(8)	(1)
Other	4	6	1
Total income tax expense on consolidated statements of income	$80	$82	$77
Income tax expense as a percent of income before income taxes	15.2%	16.2%	17.2%

Deferred Income Taxes

Deferred taxes result from temporary differences in the recognition of certain liabilities or assets for tax and financial reporting purposes. The principal components of TEC’s deferred tax assets and liabilities recognized in the balance sheet are as follows:

(millions)
As of December 31,	2021	2020
Deferred tax liabilities (1)
Property related	$1,210	$1,121
Pension and postretirement benefits	98	116
Total deferred tax liabilities	1,308	1,237
Deferred tax assets (1)
Loss and credit carryforwards (2)	340	301
Medical benefits	26	27
Insurance reserves	15	16
Pension and postretirement benefits	46	66
Capitalized energy conservation assistance costs	20	18
Other	3	26
Total deferred tax assets	450	454
Total deferred tax liability, net	$858	$783
(1)
Certain property related assets and liabilities have been netted.
(2)
Deferred tax assets for net operating loss and tax credit carryforwards have been reduced by unrecognized tax benefits of $6 million and $9 million at December 31, 2021 and 2020, respectively.

At December 31, 2021, TEC had cumulative unused federal and Florida NOLs for income tax purposes of $312 million and $83 million, respectively, expiring between 2032 and 2037. TEC has unused general business credits of $286 million expiring between 2027 and 2041, of which $264 million relate to ITCs expiring between 2034 and 2041. As a result of TECO Energy's merger with Emera in 2016, TECs NOLs and credits will be utilized by EUSHI, in accordance with the benefits-for-loss allocation which provide that tax attributes are utilized by the consolidated tax return group of EUSHI.

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

The following table provides details of the change in unrecognized tax benefits as follows:

(millions)	2021	2020	2019
Balance at January 1,	$9	$9	$8
Decreases due to tax positions related to prior year	0	(2)	0
Increases due to tax positions related to prior year	1	1	1
Increases due to tax positions related to current year	1	1	0
Decreases due to settlements with tax authorities	(5)	0	0
Balance at December 31,	$6	$9	$9

As of December 31, 2021 and 2020, TEC’s uncertain tax positions for federal R&D tax credits were $6 million and $9 million, respectively, all of which was recorded as a reduction of deferred income tax assets for tax credit carryforwards. TEC’s unrecognized federal tax benefits decreased in 2021 and 2020 by approximately $5 million and $2 million, respectively, due to the resolution of its 2016 federal tax credits issue with IRS Appeals. The recognition of the 2020 tax benefits decreased the effective tax rate resulting in an income tax benefit of approximately $2 million in 2020. The settlement of the federal R&D credits audit did not impact the effective tax rate during 2021. TEC had $6 million and $9 million of unrecognized tax benefits at December 31, 2021 and 2020, respectively, that, if recognized, would reduce TEC’s effective tax rate.

TEC recognizes interest accruals related to uncertain tax positions in “Other income” or “Interest expense”, as applicable, and penalties in “Operation and maintenance expense” in the Consolidated Statements of Income. In 2021, 2020 and 2019, TEC did not recognize any pre-tax charges (benefits) for interest. Additionally, TEC did not have any accrued interest or amounts recorded for penalties at December 31, 2021, 2020 and 2019.

The IRS concluded the Compliance Assurance Program (CAP) audit for the short tax year ending June 30, 2016 and the EUSHI 2016 federal consolidated tax return, which includes TEC's short tax year ending December 31, 2016. The U.S. federal statute of limitations remains open for the year 2017 and forward. Florida’s statute of limitations is three years from the filing of an income tax return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. Years still open to examination by Florida’s tax authorities include 2005 and forward as a result of TECO Energy’s consolidated Florida net operating loss still being utilized.

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

As the result of the reorganization of shared services functions, certain employees and their associated pension benefits were transferred from TSI to TEC effective December 2019. Deferred costs related to pension benefits that were recognized by TSI in AOCI are now recognized in TEC as regulatory assets. The balances at December 31, 2021, 2020 and 2019 are reflective of this transfer.

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

As the result of a reorganization of shared services functions, certain employees and their associated other postretirement benefits were transferred from TSI to TEC effective December 2019. Deferred costs related to other postretirement benefits that were recognized by TSI in AOCI are now recognized in TEC as regulatory assets. The balances at December 31, 2021 and 2020 are reflective of this transfer.

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

TECO Energy	Pension Benefits		Other Benefits (2)
Obligations and Funded Status
(millions)	2021	2020	2021	2020
Change in benefit obligation
Benefit obligation at beginning of year	$919	$843	$212	$180
Service cost	19	20	2	2
Interest cost	21	26	5	6
Plan participants’ contributions	0	0	4	4
Benefits paid	(77)	(54)	(17)	(17)
Actuarial (gain) loss	(32)	84	(6)	37
Benefit obligation at end of year	$850	$919	$200	$212

Change in plan assets
Fair value of plan assets at beginning of year	$903	$796	$0	$0
Actual return on plan assets	76	142	0	0
Employer contributions	21	19	0	0
Employer direct benefit payments	1	1	13	13
Plan participants’ contributions	0	0	4	4
Benefits paid	(76)	(54)	0	0
Direct benefit payments	(1)	(1)	(17)	(17)
Fair value of plan assets at end of year (1)	$924	$903	$0	$0
(1)
The MRV of plan assets is used as the basis for calculating the EROA component of periodic pension expense. MRV reflects the fair value of plan assets adjusted for experience gains and losses (i.e. the differences between actual investment returns and expected returns) spread over five years.
(2)
Represent amounts for TECO Energy’s Florida-based other postretirement benefit plan.

Decreases in the benefit obligation for the period ended December 31, 2021 are the result of increases in the discount rate used to calculate the benefit obligation, incorporation of new census data as of January 1, 2021 and the updating of the retirement rate as the result of an experience study performed during the year.

At December 31, the aggregate financial position for TECO Energy pension plans and Florida-based other postretirement plans with projected benefit obligations and accumulated projected benefit obligations in excess of plan assets was as follows:

TECO Energy	Pension Benefits		Other Benefits (1)
Funded Status
(millions)	2021	2020	2021	2020
Benefit obligation (PBO/APBO)	$850	$919	$200	$212
Less: Fair value of plan assets	924	903	0	0
Funded status at end of year	$74	$(16)	$(200)	$(212)
(1)
Represent amounts for TECO Energy’s Florida-based other postretirement benefit plan.

The accumulated benefit obligation for TECO Energy consolidated defined benefit pension plans was $819 million at December 31, 2021 and $876 million at December 31, 2020.

The amounts recognized in TEC’s Consolidated Balance Sheets for pension and other postretirement benefit obligations and plan assets at December 31 were as follows:

TEC	Pension Benefits		Other Benefits
Amounts recognized in balance sheet
(millions)	2021	2020	2021	2020
Noncurrent assets	$78	$0	$0	$0
Accrued benefit costs and other current liabilities	(3)	(1)	(12)	(12)
Deferred credits and other liabilities	(12)	(15)	(175)	(186)
	$63	$(16)	$(187)	$(198)

Unrecognized gains and losses and prior service credits and costs are recorded in regulatory assets for TEC. The following table provides a detail of the unrecognized gains and losses and prior service credits and costs.

TEC	Pension Benefits		Other Benefits
Amounts recognized in regulatory assets
(millions)	2021	2020	2021	2020
Net actuarial loss (gain)	$150	$221	$79	$88
Amount recognized	$150	$221	$79	$88

Assumptions used to determine benefit obligations at December 31:

	Pension Benefits		Other Benefits
	2021	2020	2021	2020
Discount rate	2.77%	2.37%	2.84%	2.47%
Rate of compensation increase	3.05%	3.07%	3.04%	3.07%
Healthcare cost trend rate
Immediate rate	n/a	n/a	5.61%	5.74%
Ultimate rate	n/a	n/a	4.00%	4.50%
Year rate reaches ultimate trend rate	n/a	n/a	2045	2038

The discount rate assumption used to determine the December 31, 2021 and 2020 benefit obligation was based on a cash flow matching technique that matches yields from high-quality (AA-rated, non-callable) corporate bonds to TECO Energy’s projected cash flows for the plans to develop a present value that is converted to a discount rate assumption.

Amounts recognized in Net Periodic Benefit Cost, OCI and Regulatory Assets

TECO Energy	Pension Benefits				Other Benefits (1)
	2021	2020	2019		2021	2020	2019
(millions)
Service cost	$19	$20	$20		$2	$2	$1
Interest cost	21	26	31		5	6	7
Expected return on plan assets	(52)	(50)	(51)		0	0	0
Amortization of:
Actuarial loss	24	20	16		4	1	1
Prior service (benefit) cost	0	0	0		(2)	(3)	(2)
Settlement loss	0	0	1	(2)	0	0	0
Net periodic benefit cost	$12	$16	$17		$9	$6	$7

Net loss (gain) arising during the year (includes curtailment gain)	$(56)	$(8)	$(17)	$(5)	$38	$9
Amounts recognized as component of net periodic benefit cost:
Amortization or curtailment recognition of prior service credit	0	0	0	2	2	2
Amortization or settlement of actuarial loss	(23)	(20)	(17)	(4)	(1)	(1)
Total recognized in OCI and regulatory assets	$(79)	$(28)	$(34)	$(7)	$39	$10
Total recognized in net periodic benefit cost, OCI and regulatory assets	$(67)	$(12)	$(17)	$2	$45	$17
(1)
Represents amounts for TECO Energy’s Florida-based other postretirement benefit plan
(2)
Represents TECO Energy’s SERP and Restoration settlement charges as a result of the retirement of certain executives. These charges did impact TEC’s financial statements.

TEC’s portion of the net periodic benefit costs for pension benefits was $10 million, $12 million and $12 million for 2021, 2020 and 2019, respectively. TEC’s portion of the net periodic benefit costs for other benefits was $11 million, $7 million and $7 million for 2021, 2020 and 2019, respectively. TEC’s portion of net periodic benefit costs for pension and other benefits is included as an expense on the Consolidated Statements of Income in “Operations & maintenance”.

Assumptions used to determine net periodic benefit cost for years ended December 31:

	Pension Benefits				Other Benefits
	2021	2020	2019		2021	2020	2019
Discount rate	2.37%	3.21%	4.33%		2.47%	3.32%	4.38%
Expected long-term return on plan assets	6.70%	7.00%	7.35%/7.00%	(1)	n/a	n/a	n/a
Rate of compensation increase	3.08%	3.79%	3.75%		3.07%	3.79%	3.75%
Healthcare cost trend rate
Initial rate	n/a	n/a	n/a		5.74%	6.03%	6.31%
Ultimate rate	n/a	n/a	n/a		4.50%	4.50%	4.50%
Year rate reaches ultimate trend rate	n/a	n/a	n/a		2038	2038	2038
(1)
The expected return on assets was 7.35% as of January 1, 2019 and 7.00% as of October 31, 2019 when a plan remeasurement occurred as a result of a plan curtailment.

The discount rate assumption used to determine the benefit cost for 2021, 2020 and 2019 was based on the same technique that was used to determine the December 31, 2021 and 2020 benefit obligation as discussed above.

The expected return on assets assumption was based on historical returns, fixed income spreads and equity premiums consistent with the portfolio and asset allocation. A change in asset allocations could have a significant impact on the expected return on assets. Additionally, expectations of long-term inflation, real growth in the economy and a provision for active management and expenses paid were incorporated in the assumption. For the year ended December 31, 2021, TECO Energy’s pension plan’s actual earned returns were approximately 9%.

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

TECO Energy	2021 Target Allocation	2020 Target Allocation	Actual Allocation, End of Year
Asset Category			2021	2020
Equity securities	50%-70%	50%-70%	59%	60%
Fixed income securities	30%-50%	30%-50%	41%	40%
Total	100%	100%	100%	100%

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

Pension Plan Investments

TECO Energy	At Fair Value as of December 31, 2021
(millions)
	Level 1	Level 2	Level 3	Using NAV (1)	Total
Cash	$4	$0	$0	$0	$4
Accounts receivable	4	0	0	0	4
Accounts payable	(70)	0	0	0	(70)
Short-term investment funds (STIFs)	31	0	0	0	31
Common stocks	46	0	0	0	46
Real estate investment trusts (REITs)	6	0	0	0	6
Mutual funds	68	0	0	0	68
Municipal bonds	0	1	0	0	1
Government bonds	0	81	0	0	81
Corporate bonds	0	78	0	0	78
Mortgage backed securities (MBS)	0	1	0	0	1
Collateralized mortgage obligations (CMOs)	0	1	0	0	1
Short Sales	0	(2)	0	0	(2)
Long Futures	1	0	0	0	1
Swaps	0	1	0	0	1
Investments not utilizing the practical expedient	90	161	0	0	251
Common and collective trusts (1)	0	0	0	592	592
Mutual fund (1)	0	0	0	81	81
Total investments	$90	$161	$0	$673	$924
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
•
The primary pricing input in determining the fair value of the mutual fund utilizing the practical expedient is its NAV. It is an unregistered open-end mutual fund. The fund holds primarily corporate bonds, debt securities and other similar instruments issued by U.S. and non-U.S. public- or private-sector entities. The fund may purchase or sell securities on a when-issued basis. These transactions are made conditionally because a security has not yet been issued in the market, although it is authorized. A commitment is made regarding these transactions to purchase or sell securities for a predetermined price or yield, with payment and delivery taking place beyond the customary settlement period. Since this mutual fund is an open-end mutual fund and the prices are not published to an external source, it uses NAV as a practical expedient. The redemption frequency is daily. The redemption notice period is the same day. There were no unfunded commitments as of December 31, 2021.
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

The redemption frequency of the funds ranges from daily to weekly and the redemption notice period ranges from 1 business day to 30 business days. There were no unfunded commitments as of December 31, 2021.
•
Treasury bills are valued using benchmark yields, reported trades, broker dealer quotes, and benchmark securities.
•
Futures are valued using futures data, cash rate data, swap rates, and cash flow analyses.

Additionally, the non-qualified SERP had $10 million and $10 million of assets as of December 31, 2021 and 2020, respectively. Since the plan is non-qualified, its assets are included in the “Deferred charges and other assets” line item in the Consolidated Balance Sheets rather than being netted with the related liability. The non-qualified trust holds investments in a money market fund. The fund is an open-end investment, resulting in a readily-determinable fair value. Additionally, shares may be redeemed any business day at the NAV calculated after the order is accepted. The NAV is validated with purchases and sales at NAV. These factors make it a level 1 asset. The SERP was fully funded as of December 31, 2021 and 2020.

Other Postretirement Benefit Plan Assets

There are no assets associated with TECO Energy’s Florida-based other postretirement benefits plan.

Contributions

The qualified pension plan’s actuarial value of assets, including credit balance, was 122.19% of the Pension Protection Act funded target as of January 1, 2021 and is estimated at 133.60% of the Pension Protection Act funded target as of January 1, 2022.

TECO Energy’s policy is to fund the qualified pension plan at or above amounts determined by its actuaries to meet ERISA guidelines for minimum annual contributions and minimize PBGC premiums paid by the plan. TEC’s contribution is first set equal to its service cost. If a contribution in excess of service cost for the year is made, TEC’s portion is based on TEC’s proportion of the TECO Energy unfunded liability. TECO Energy made contributions to this plan in 2021, 2020 and 2019, which met the minimum funding requirements for 2021, 2020 and 2019. TEC’s portion of the contribution in 2021 was $17 million and in 2020 was $16 million. These amounts are reflected in the “Other” line on the Consolidated Statements of Cash Flows. TEC estimates its portion of the 2022 contribution to be $15 million. The amount TECO Energy expects to contribute is in excess of the minimum funding required under ERISA guidelines.

TEC’s portion of the contributions to the SERP in 2021, 2020 and 2019 was zero. Since the SERP is fully funded, TECO Energy does not expect to make significant contributions to this plan in 2022. TEC made SERP payments of approximately $1 million, $1 million and $5 million from the trust in 2021, 2020 and 2019, respectively, and expects to make a SERP payment of approximately $1 million from the trust in 2022.

The other postretirement benefits are funded annually to meet benefit obligations. TECO Energy’s contribution toward health care coverage for most employees who retired after the age of 55 between January 1, 1990 and June 30, 2001 is limited to a defined dollar benefit based on service. TECO Energy’s contribution toward pre-65 and post-65 health care coverage for most employees retiring on or after July 1, 2001 is limited to a defined dollar benefit based on an age and service schedule. In 2022, TEC expects to make a contribution of about $12 million. Postretirement benefit levels are substantially unrelated to salary.

Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Expected Benefit Payments

TECO Energy		Other
(including projected service and net of employee contributions)	Pension	Postretirement
	Benefits	Benefits
(millions)
2022	$69	$13
2023	72	14
2024	69	14
2025	68	14
2026	66	13
2027-2031	302	61

Defined Contribution Plan

TECO Energy has a defined contribution savings plan covering substantially all employees of TECO Energy and its subsidiaries that enables participants to save a portion of their compensation up to the limits allowed by IRS guidelines. TECO Energy and its subsidiaries match 75% of the first 6% of the participant’s payroll savings deductions. Effective January 1, 2017, the employer matching contributions increased from 70% to 75% with an additional incentive match of up to 25% of eligible participant contributions based on the achievement of certain operating company financial goals. For the years ended December 31, 2021, 2020 and 2019, TEC’s portion of expense totaled $22 million, $21 million and $11 million, respectively, related to the matching contributions made to this plan. TEC’s portion of the expense related to the matching contribution is included on the Consolidated Statements of Income in “Operations & maintenance”.

Effective October 21, 2019, TECO Energy amended the defined contribution plan such that certain participants covered by the IBEW collective bargaining agreement shall not be eligible to participate in the plan for purposes of receiving the fixed matching contribution. This has been replaced with a non-elective employer contribution on a bi-weekly basis equal to a percentage of the member’s compensation for that period based on years of tenure of employment. For the years ended December 31, 2021, 2020 and 2019, TEC recognized expense totaling $10 million, $9 million and $1 million, respectively, related to the contributions made to this plan. TEC’s portion of the expense related to this contribution is included on the Consolidated Statements of Income in “Operations & maintenance”.

6. Short-Term Debt

Credit Facilities

	December 31, 2021				December 31, 2020
		Borrowings	Borrowings	Letters			Letters
	Credit	Outstanding -	Outstanding -	of Credit	Credit	Borrowings	of Credit
(millions)	Facilities	Credit Facilities (1)	Commercial Paper (1)	Outstanding	Facilities	Outstanding (1)	Outstanding
5-year facility (2)	$800	$0	$245	$1	$800	$345	$1
3-year accounts receivable facility (3)	0	0	0	0	150	130	0
1-year term facility (4)	500	500	0	0	300	300	0
Total	$1,300	$500	$245	$1	$1,250	$775	$1
(1)
Borrowings outstanding are reported as notes payable in the Consolidated Balance Sheets.
(2)
This 5-year facility matures on December 17, 2026. TEC also has an active commercial paper program for up to $800 million, of which the full amount outstanding is backed by TEC’s credit facility. The amount of commercial paper issued results in an equal amount of its credit facility being considered drawn and unavailable.
(3)
This 3-year facility matured on March 22, 2021.
(4)
This 1-year term facility was terminated on March 23, 2021. On December 17, 2021, TEC entered into another 1-year term facility that matures on December 16, 2022.

At December 31, 2021, this credit facility required a commitment fee of 12.5 basis points. The weighted-average interest rate on borrowings outstanding under the credit facilities and commercial paper at December 31, 2021 and 2020 was 0.58% and 0.89%, respectively.

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

TEC Term Loan

On February 6, 2020, TEC entered into a 364-day, $300 million credit agreement with a group of banks. On January 29, 2021, TEC extended the maturity date of the agreement to April 29, 2021. On March 23, 2021, this loan was repaid and terminated.

On December 17, 2021, TEC entered into a 364-day, $500 million credit agreement with a group of banks. The credit agreement has a maturity date of December 16, 2022; contains customary representations and warranties, events of default, and financial and other covenants; and provides for interest to accrue at variable rates based on either the London interbank deposit rate, Wells Fargo Bank’s prime rate, or the federal funds rate, plus a margin.

Accounts Receivable Facility

On July 14, 2020 and October 30, 2020, TEC amended its $150 million accounts receivable collateralized borrowing facility (Loan Agreement) in order to change certain performance ratios. On March 22, 2021, this agreement matured and terminated.

5-Year Credit Facility

On December 18, 2020, TEC amended and restated its bank credit facility, entering into a Sixth Amended and Restated Credit Agreement. The amendment extended the maturity date of the credit facility from March 22, 2022 to March 22, 2023 (subject to further extension with the consent of each lender); increased the amount of the commitment by the lenders to $800 million; and provided for an interest rate based on either the London interbank deposit rate, Wells Fargo Bank’s prime rate, or the federal funds rate, plus a margin; allows TEC to borrow funds on a same-day basis under a swingline loan provision, which loans mature on the fourth banking day after which any such loans are made and bear interest at an interest rate as agreed by the borrower and the relevant swingline lender prior to the making of any such loans; continues to allow TEC to request the lenders to increase their commitments under the credit facility by up to $100 million in the aggregate; and made other technical changes.

On December 17, 2021, TEC amended and restated its bank credit facility, entering into a Seventh Amended and Restated Credit Agreement. The amendment extended the maturity date of the credit facility from March 22, 2023 to December 17, 2026 (subject to further extension with the consent of each lender); and provided for an interest rate based on either the London interbank deposit rate, Wells Fargo Bank’s prime rate, or the federal funds rate, plus a margin; allows TEC to borrow funds on a same-day basis under a swingline loan provision, which loans mature on the fourth banking day after which any such loans are made and bear interest at an interest rate as agreed by the borrower and the relevant swingline lender prior to the making of any such loans; continues to allow TEC to request the lenders to increase their commitments under the credit facility by up to $100 million in the aggregate; and made other technical changes.

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

Superfund and Former Manufactured Gas Plant Sites

TEC, through its Tampa Electric and PGS divisions, is a PRP for certain superfund sites and, through its PGS division, for certain former MGP sites. While the joint and several liability associated with these sites presents the potential for significant response costs, as of December 31, 2021 and 2020, TEC has estimated its ultimate financial liability to be $14 million and $17 million, respectively, primarily at PGS. This amount has been accrued and is primarily reflected in the long-term liability section under “Deferred credits and other liabilities” on the Consolidated Balance Sheets. The environmental remediation costs associated with these sites are expected to be paid over many years.

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

Long-Term Commitments

TEC has commitments for various purchases as disclosed below, including payment obligations for capital projects, such as Tampa Electric’s solar projects (see Note 3) and the modernization of the Big Bend power station, and contractual agreements for fuel, fuel transportation and power purchases that are recovered from customers under regulatory clauses. The following is a schedule of future payments under minimum lease payments with non-cancelable lease terms in excess of one year and other net purchase obligations/commitments at December 31, 2021:

	Purchased		Capital	Fuel and Gas	Long-term Service	Operating	Demand Side
(millions)	Power	Transportation(1)	Projects	Supply	Agreements	Leases	Management	Total
Year ended December 31:
2022	$2	$244	$202	$349	$20	$3	$2	$822
2023	0	224	63	27	42	3	1	360
2024	0	215	0	0	27	3	1	246
2025	0	200	0	0	19	2	0	221
2026	0	197	0	0	20	1	0	218
Thereafter	0	1,871	0	0	52	48	0	1,971
Total future minimum payments	$2	$2,951	$265	$376	$180	$60	$4	$3,838

(1)
As of December 31, 2021, $112 million is related to a gas transportation contract through 2040 between PGS and SeaCoast, a related party.

Financial Covenants

TEC must meet certain financial tests, including a debt to capital ratio, as defined in the applicable debt agreements. TEC has certain restrictive covenants in specific agreements and debt instruments. At December 31, 2021 and 2020, TEC was in compliance with all required financial covenants.

9. Revenue

The following disaggregates TEC’s revenue by major source:

(millions)	Tampa			Tampa Electric
For the year ended December 31, 2021	Electric	PGS	Eliminations	Company
Electric revenue
Residential	$1,156	$0	$0	$1,156
Commercial	602	0	0	602
Industrial	172	0	0	172
Regulatory deferrals and unbilled revenue	(8)	0	0	(8)
Other (1)	252	0	(4)	248
Total electric revenue	2,174	0	(4)	2,170
Gas revenue
Residential	0	212	0	212
Commercial	0	191	0	191
Industrial (2)	0	25	0	25
Other (3)	0	100	(3)	97
Total gas revenue	0	528	(3)	525
Total revenue	$2,174	$528	$(7)	$2,695
For the year ended December 31, 2020
Electric revenue
Residential	$1,018	$0	$0	$1,018
Commercial	506	0	0	506
Industrial	133	0	0	133
Regulatory deferrals and unbilled revenue	(25)	0	0	(25)
Other (1)	217	0	(4)	213
Total electric revenue	1,849	0	(4)	1,845
Gas revenue
Residential	0	158	0	158
Commercial	0	135	0	135
Industrial (2)	0	23	0	23
Other (3)	0	117	(6)	111
Total gas revenue	0	433	(6)	427
Total revenue	$1,849	$433	$(10)	$2,272
For the year ended December 31, 2019
Electric revenue
Residential	$1,046	$0	$0	$1,046
Commercial	562	0	0	562
Industrial	156	0	0	156
Regulatory deferrals and unbilled revenue	(49)	0	0	(49)
Other (1)	250	0	(4)	246
Total electric revenue	1,965	0	(4)	1,961
Gas revenue
Residential	0	154	0	154
Commercial	0	146	0	146
Industrial (2)	0	21	0	21
Other (3)	0	140	(18)	122
Total gas revenue	0	461	(18)	443
Total revenue	$1,965	$461	$(22)	$2,404

(1)
Other includes sales to public authorities, off-system sales to other utilities and various other items.
(2)
Industrial includes sales to power generation customers.
(3)
Other includes off-system sales to other utilities and various other items.

Remaining Performance Obligations

Remaining performance obligations primarily represent lighting contracts and gas transportation contracts with fixed contract terms. As of December 31, 2021 and 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $135 million. This amount includes $112 million of future performance obligations related to a gas transportation contract between SeaCoast and PGS through 2040. As allowed under ASC 606, this amount excludes contracts with an original expected length of one year or less and variable amounts for which TEC recognizes revenue at the amount to which it has the right to invoice for services performed. TEC expects to recognize revenue for the remaining performance obligations through 2041.

10. Related Party Transactions

A summary of activities between TEC and its affiliates follows:

Net transactions with affiliates:

(millions)	2021	2020	2019
Natural gas sales to/(from) affiliates	$(236)	$(139)	$(111)
Services received from affiliates	7	6	65
Dividends to TECO Energy	450	408	373
Equity contributions from TECO Energy	580	505	395

In 2019, services received from affiliates primarily included shared services provided to TEC from TSI, TECO Energy’s centralized services company subsidiary. In December 2019, most TSI employees were transferred to Tampa Electric. The transfer of these employees to Tampa Electric did not materially impact shared service costs or the TEC Consolidated Statement of Income. In 2021 and 2020, the shared service costs were not recorded through TSI but rather directly recorded in TEC’s O&M expenses on the TEC Consolidated Statement of Income.

Amounts due from or to affiliates at December 31,

(millions)	2021	2020
Accounts receivable related to asset management agreements to Emera Energy Services Inc. (1)	$4	$4
Accounts receivable excluding asset management agreements (1)	4	7
Accounts payable (1)	35	27
Taxes payable (2)	9	19
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

TEC is a public utility operating within the State of Florida and has two segments, Tampa Electric and PGS. Through its Tampa Electric division, it is engaged in the generation, purchase, transmission, distribution and sale of electric energy to approximately 810,600 customers in West Central Florida. Its PGS division is engaged in the purchase, distribution and marketing of natural gas for approximately 445,300 residential, commercial, industrial and electric power generation customers in the State of Florida.

	Tampa
(millions)	Electric	PGS	Eliminations		TEC
2021
Revenues - external	$2,170	$525	$0		$2,695
Sales to affiliates	4	3	(7)		0
Total revenues	2,174	528	(7)		2,695
Depreciation and amortization	374	56	0		430
Total interest charges	110	20	0		130
Provision for income taxes	57	23	0		80
Net income	369	77	0		446
Total assets	10,650	2,209	(663)	(1)	12,196
Capital expenditures	1,081	316	0		1,397
2020
Revenues - external	$1,845	$427	$0		$2,272
Sales to affiliates	4	6	(10)		0
Total revenues	1,849	433	(10)		2,272
Depreciation and amortization	339	45	0		384
Total interest charges	113	17	0		130
Provision for income taxes	66	16	0		82
Net income	372	52	0		424
Total assets	9,800	1,901	(653)	(1)	11,048
Capital expenditures	1,028	333	0		1,361
2019
Revenues - external	$1,961	$443	$0		$2,404
Sales to affiliates	4	18	(22)		0
Total revenues	1,965	461	(22)		2,404
Depreciation and amortization	336	41	0		377
Total interest charges	117	17	0		134
Provision for income taxes	59	18	0		77
Net income	316	54	0		370
Total assets	9,007	1,593	(593)	(1)	10,007
Capital expenditures	1,055	228	0		1,283

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

Reconciliation of beginning and ending carrying amount of asset retirement obligations:

	December 31,
(millions)	2021	2020
Beginning balance	$39	$49
Additional liabilities	0	8
Liabilities settled (1)	(9)	(19)
Other	1	1
Ending balance	$31	$39

(1)
Tampa Electric produces ash and other by-products, collectively known as CCRs, at its Big Bend and Polk power stations. The decrease in the ARO in 2021 and 2020 is due to the closure of CCR management facilities.

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

Lessee

TEC has operating leases for buildings, land, telecommunication services and rail cars. TEC’s leases have remaining lease terms of 1 year to 64 years, some of which include options to extend the leases for up to an additional 65 years. These options are included as part of the lease term when it is considered reasonably certain that they will be exercised.

(millions)	Classification	December 31, 2021	December 31, 2020
Right-of-use asset	Other deferred debits	$24	$26
Lease liabilities
Current	Other current liabilities	$2	$2
Long-term	Deferred credits and other liabilities	23	25
Total lease liabilities		$25	$27

TEC has recorded operating lease expense for the year ended December 31, 2021, 2020 and 2019 of $5 million, $4 million and $4 million, respectively.

Future minimum lease payments under non-cancellable operating leases for each of the next five years and in aggregate thereafter consisted of the following at December 31, 2021:

(millions)
Year ended December 31:	2022	2023	2024	2025	2026	Thereafter	Total
Minimum lease payments	$3	$3	$3	$2	$1	$47	$59
Less imputed interest							(34)
Total future minimum payments							$25

Additional information related to TEC’s leases is as follows:

Year ended December 31,	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases (millions)	$4	$5
Weighted average remaining lease term (years)	44	43
Weighted average discount rate - operating leases	4.4%	4.3%

Lessor

TEC leases CNG stations to other companies, which are classified as direct finance leases. The net investment in direct finance leases consists of the following:

(millions)	December 31, 2021	December 31, 2020
Total minimum lease payments to be received	$29	$31
Less amounts representing estimated executory costs	(11)	(12)
Minimum lease payments receivable	$18	$19
Less unearned finance lease income	(9)	(10)
Net investment in direct finance and sales-type leases	$9	$9
Principal due within one year (included in "Receivables")	(2)	(2)
Net investment in direct finance and sales-type leases - long-term (included in "Other deferred debits")	$7	$7

The unearned income related to these direct finance leases is recognized in income over the life of the lease using a constant rate of interest equal to the internal rate of return on the lease and is recorded as “Gas revenues” on the Consolidated Statements of Income. Customers have the option to purchase the assets related to the CNG stations at any time after year five of the agreements, which was in 2021, by paying a make-whole payment at the date of the purchase based on a targeted internal rate of return. This option was not exercised by any customer in 2021. Alternatively, the customer may take possession of the CNG station asset at the end of the lease term for no cost.

As of December 31, 2021, future minimum direct finance lease payments to be received for each of the next five years and in aggregate thereafter consisted of the following:

(millions)
Year ended December 31:	2022	2023	2024	2025	2026	Thereafter	Total
Minimum lease payments to be received	$2	$2	$2	$2	$2	$19	$29
Less executory costs							(11)
Total minimum lease payments receivable							$18

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

As of December 31, 2021 and 2020, the fair value of TEC’s short-term debt was not materially different from the carrying value due to the short-term nature of the instruments and because the stated rates approximate market rates. The fair value of TEC’s short-term debt is determined using Level 2 measurements.

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

A summary of the activity related to TEC employee PSUs is presented in the following table:

		Weighted	Aggregate
	Number of	Average Grant	Intrinsic
	Units	Date Fair Value	Value
	(Thousands)	(Per Unit)	(Millions)
Outstanding as of December 31, 2020	390	46.87	21
Granted including DRIP	91	52.25	5
Exercised	(175)	48.12	10
Forfeited	(26)	47.82	1
Transferred	5	47.18	0
Outstanding as of December 31, 2021	285	47.74	18

Compensation cost recognized for the PSU plan for the years ended December 31, 2021, 2020 and 2019 was $3 million, $8 million and $8 million, respectively. Tax benefits related to this compensation cost for share units realized for the years ended December 31, 2021, 2020 and 2019 were $1 million, $2 million and $2 million, respectively. Cash payments made during the year ended December 31, 2021, 2020 and 2019 associated with the PSU plan were $10 million, $9 million and zero, respectively. As of December 31, 2021 and 2020, there was $3 million and $5 million, respectively, of unrecognized compensation cost related to non-vested PSUs that is expected to be recognized over a weighted-average period of two years.

16. Long-Term PPAs

In 2019, Tampa Electric entered into a long-term PPA with a wholesale energy provider in Florida with up to 515 MW of available capacity, which expires in 2022. Because some of these provisions provide for the transfer or sharing of a number of risks inherent in the generation of energy, these agreements meet the definition of being variable interests. These risks include: operating and maintenance, regulatory, credit, commodity/fuel and energy market risk. Tampa Electric reviewed these risks and determined that the owners of these entities retain the majority of these risks over the expected life of the underlying generating assets, have the power to direct the most significant activities, and have the obligation or right to absorb losses or benefits. As a result, Tampa Electric was not the primary beneficiary and was not required to consolidate any of these entities. Tampa Electric purchased $46 million, $36 million and $25 million under these long-term PPAs for the three years ended December 31, 2021, 2020 and 2019, respectively.

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Conclusions Regarding Effectiveness of Disclosure Controls and Procedures.

TEC’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of TEC’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of the end of the period covered by this annual report, December 31, 2021 (Evaluation Date). Based on such evaluation, TEC’s principal executive officer and principal financial officer have concluded that, as of the Evaluation Date, TEC’s disclosure controls and procedures are effective.

Management’s Report on Internal Control over Financial Reporting.

TEC’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended. We conducted an evaluation of the effectiveness of TEC’s internal control over financial reporting as of December 31, 2021 based on the 2013 framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that TEC’s internal control over financial reporting was effective as of December 31, 2021.

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

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by Item 13 is omitted pursuant to General Instruction I(2) of Form 10-K.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Paid by TEC to the Independent Auditors

The following table presents fees for professional audit services and other services rendered by Ernst & Young LLP for the audit of TEC’s annual financial statements and other services for the years ended December 31, 2021 and 2020, respectively.

	2021	2020
Audit fees	$503,300	$403,300
Tax fees
Tax planning fees	18,393	0
Total	$521,693	$403,300

Audit fees consist of fees for professional services performed for (i) the audit of TEC’s annual financial statements (ii) the related reviews of the financial statements included in TEC’s 10-Q filings (iii) services related to securities offerings (iv) services that are normally provided in connection with statutory and regulatory filings or engagements.

Tax fees consist of certain property tax planning fees.

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
Certain Documents Filed as Part of this Form 10-K
1.
Financial Statements

Tampa Electric Company Financial Statements

Reports of Independent Registered Public Accounting Firms (PCAOB ID: 42)

Consolidated Balance Sheets at December 31, 2021 and 2020

Consolidated Statements of Income and Comprehensive Income for the Years Ended December 31, 2021, 2020 and 2019

Consolidated Statements of Cash Flows for the Years Ended December 31, 2021, 2020 and 2019

Consolidated Statements of Capitalization for the Years Ended December 31, 2021, 2020 and 2019

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

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

TAMPA ELECTRIC COMPANY

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

For the Years Ended December 31, 2021, 2020 and 2019

(millions)

	Balance at	Additions			Balance at
	Beginning	Charged to	Other	Payments &	End of
	of Period	Income	Charges	Deductions (1)	Period
Allowance for Credit Losses:
2021	$7	$8	$0	$8	$7
2020	$2	$9	$0	$4	$7
2019	$2	$5	$0	$5	$2

(1)
Write-off of individual bad debt accounts

LIST OF EXHIBITS

Exhibit No.	Description

3.1	Restated Articles of Incorporation of Tampa Electric Company, as amended on November 30, 1982 (Exhibit 3 to Registration Statement No. 2-70653 of Tampa Electric Company). (P)	*

3.2	Bylaws of Tampa Electric Company, as amended effective February 2, 2011 (Exhibit 3.4, Form 10-K for 2010 of Tampa Electric Company).	*

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

4.19

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

*

10.15

Amendment No. 1 dated January 29, 2021 to Credit Agreement dated as of February 6, 2020, among Tampa Electric Company, as Borrower, Wells Fargo Bank, National Association, as Administrative Agent, and the Lenders party thereto (Exhibit 10.15, Form 10-K for 2020 of Tampa Electric Company).

*

10.16

Sixth Amended and Restated Credit Agreement dated as of December 18, 2020, among Tampa Electric Company, as Borrower, with Wells Fargo Bank, National Association, as Administrative Agent, and the Lenders party thereto (Exhibit 10.1, Form 8-K dated December 18, 2020 of Tampa Electric Company).

*

10.17

Seventh Amended and Restated Credit Agreement dated as of December 17, 2021, among Tampa Electric Company, as Borrower, with Wells Fargo Bank, National Association, as Administrative Agent, and the Credit Facility Lenders party thereto (Exhibit 10.2, Form 8-K dated December 17, 2021 of Tampa Electric Company).

*

10.18

Credit Agreement dated as of December 17, 2021, among Tampa Electric Company, as Borrower, Wells Fargo Bank, National Association, as Administrative Agent, and the Lenders party thereto (Exhibit 10.1, Form 8-K dated December 17, 2021 of Tampa Electric Company).

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

32

Certification of the Chief Executive Officer and Chief Financial Officer of Tampa Electric Company pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

99.1

Stipulation and Settlement Agreement, dated as of August 6, 2021, by and among Tampa Electric Company, the Office of Public Counsel, the Florida Industrial Power Users Group, Federal Executive Agencies, the Florida Retail Federation, Walmart, Inc., and the West Central Florida Hospital Utility Alliance (Exhibit 99.1, Form 10-Q for the quarter ended June 30, 2021 of Tampa Electric Company).

*

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

TAMPA ELECTRIC COMPANY

Dated: February 14, 2022	By:	/s/ Archie Collins
Archie Collins
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on February 14, 2022:

Title

/s/ Archie Collins	President and Chief Executive Officer
Archie Collins	(Principal Executive Officer)

/s/ Gregory W. Blunden	Treasurer and Chief Financial Officer (Chief Accounting Officer)
Gregory W. Blunden	(Principal Financial and Accounting Officer)

Signature	Title
/s/ Scott Balfour	Chairman of the Board and Director	/s/ Ana-Marie Codina Barlick	Director
Scott Balfour		Ana-Marie Codina Barlick
/s/ Jacqueline Bradley	Director	/s/ Patrick J. Geraghty	Director
Jacqueline Bradley		Patrick J. Geraghty

/s/ Pamela D. Iorio	Director	/s/ Rhea F. Law	Director
Pamela D. Iorio		Rhea F. Law
/s/ Daniel Muldoon	Director	/s/ Ralph Tedesco	Director
Daniel Muldoon		Ralph Tedesco
/s/ Rasesh Thakkar	Director	/s/ Will Weatherford	Director
Rasesh Thakkar		Will Weatherford

Supplemental Information to Be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

No annual report or proxy material has been sent to Tampa Electric Company’s security holders because all of its equity securities are held by TECO Energy, Inc.