Form 10-Q
period 2022-03-31
TAMPA ELECTRIC CO
filed 2022-05-13
CIK 96271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 11, 2022, there were 10 shares of Tampa Electric Company’s common stock issued and outstanding, all of which were held, beneficially and of record, by TECO Energy, Inc.

Tampa Electric Company meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format specified in General Instruction H(2) of Form 10-Q.

ACRONYMS

Acronyms used in this and other filings with the U.S. Securities and Exchange Commission in 2022 and 2021 include the following:

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

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

This Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties. The factors that could cause actual results to differ materially from the forward-looking statements made by TEC include those factors discussed herein, including those factors discussed with respect to TEC in (1) TEC’s 2021 Annual Report on Form 10-K in (a) Part I, Item 1A. Risk Factors, (b) Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and (c) Part II, Item 8. Financial Statements: Note 8, Commitments and Contingencies; (2) this Quarterly Report on Form 10-Q in (a) Part 1, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and (b) Part 1, Item 1. Financial Statements: Note 8, Commitments and Contingencies, and (3) other factors discussed in filings with the SEC by TEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which apply only as of the date of this Report. TEC does not undertake any obligation to publicly release any revision to its forward-looking statements to reflect events or circumstances after the date of this Form 10-Q.

All references to “dollars” and “$” in this and other filings with the U.S. Securities and Exchange Commission are references to U.S. dollars, unless specifically indicated otherwise.

TAMPA ELECTRIC COMPANY

Consolidated Condensed Balance Sheets

Unaudited

Assets	March 31,	December 31,
(millions)	2022	2021
Property, plant and equipment
Utility plant
Electric	$11,739	$11,563
Gas	2,698	2,626
Utility plant, at original costs	14,437	14,189
Accumulated depreciation	(3,663)	(3,601)
Utility plant, net	10,774	10,588
Other property	14	14
Total property, plant and equipment, net	10,788	10,602

Current assets
Cash and cash equivalents	20	18
Receivables, less allowance for credit losses of $7 and $7 at March 31, 2022 and December 31, 2021, respectively	258	254
Due from affiliates	11	8
Inventories, at average cost
Fuel	16	20
Materials and supplies	133	121
Regulatory assets	209	136
Prepayments and other current assets	23	22
Total current assets	670	579

Deferred debits
Regulatory assets	839	866
Other	151	149
Total deferred debits	990	1,015
Total assets	$12,448	$12,196

The accompanying notes are an integral part of the consolidated condensed financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Condensed Balance Sheets - continued

Unaudited

Liabilities and Capitalization	March 31,	December 31,
(millions)	2022	2021
Capitalization
Common stock	$4,645	$4,470
Accumulated other comprehensive loss	(1)	(1)
Retained earnings	356	323
Total capital	5,000	4,792
Long-term debt	3,137	3,136
Total capitalization	8,137	7,928

Current liabilities
Long-term debt due within one year	250	250
Notes payable	813	745
Accounts payable	285	390
Due to affiliates	33	44
Customer deposits	134	132
Regulatory liabilities	49	78
Accrued interest	39	18
Accrued taxes	40	19
Other	53	51
Total current liabilities	1,696	1,727

Long-term liabilities
Deferred income taxes	864	858
Regulatory liabilities	1,132	1,092
Investment tax credits	280	249
Deferred credits and other liabilities	339	342
Total long-term liabilities	2,615	2,541

Commitments and Contingencies (see Note 8)

Total liabilities and capitalization	$12,448	$12,196

The accompanying notes are an integral part of the consolidated condensed financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Condensed Statements of Income and Comprehensive Income

Unaudited

	Three months ended March 31,
(millions)	2022	2021
Revenues
Electric	$509	$446
Gas	182	153
Total revenues	691	599
Expenses
Fuel	128	109
Purchased power	7	18
Cost of natural gas sold	72	50
Operations and maintenance	147	128
Depreciation and amortization	105	106
Taxes, other than income	61	54
Total expenses	520	465
Income from operations	171	134
Other income
Allowance for equity funds used during construction	8	10
Other income, net	3	1
Total other income	11	11
Interest charges
Interest expense	38	38
Allowance for borrowed funds used during construction	(3)	(5)
Total interest charges	35	33
Income before provision for income taxes	147	112
Provision for income taxes	29	20
Net income	$118	$92
Comprehensive income	$118	$92

The accompanying notes are an integral part of the consolidated condensed financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Condensed Statements of Cash Flows

Unaudited

	Three months ended March 31,
(millions)	2022	2021
Cash flows from operating activities
Net income	$118	$92
Adjustments to reconcile net income to cash from operating activities:
Depreciation and amortization	105	106
Deferred income taxes and investment tax credits	39	22
Allowance for equity funds used during construction	(8)	(10)
Deferred recovery clauses	(49)	(3)
Receivables, less allowance for credit losses	(5)	(3)
Inventories	(8)	3
Taxes accrued	11	15
Interest accrued	21	32
Accounts payable	(84)	(62)
Regulatory assets and liabilities	5	0
Other	(3)	(12)
Cash flows from operating activities	142	180
Cash flows used in investing activities
Capital expenditures	(301)	(270)
Net proceeds from sale of assets	3	0
Cash flows used in investing activities	(298)	(270)
Cash flows from financing activities
Equity contributions from Parent	175	155
Proceeds from long-term debt issuance	0	792
Net increase (decrease) in short-term debt (maturities of 90 days or less)	68	(465)
Repayment of other short-term debt (maturities over 90 days)	0	(300)
Dividends to Parent	(85)	(88)
Cash flows from financing activities	158	94
Net increase in cash and cash equivalents	2	4
Cash and cash equivalents at beginning of period	18	10
Cash and cash equivalents at end of period	$20	$14
Supplemental disclosure of non-cash activities
Change in accrued capital expenditures	$(20)	$(12)

The accompanying notes are an integral part of the consolidated condensed financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Condensed Statements of Capital

Unaudited

				Accumulated
				Other
		Common	Retained	Comprehensive	Total
(millions, except share amounts)	Shares	Stock	Earnings	Loss	Capital
Three months ended March 31, 2022
Balance, December 31, 2021	10	4,470	$323	$(1)	$4,792
Net income			118		118
Equity contributions from Parent		175			175
Dividends to Parent			(85)		(85)
Balance, March 31, 2022	10	$4,645	$356	$(1)	$5,000

Three months ended March 31, 2021
Balance, December 31, 2020	10	3,890	$327	$(1)	$4,216
Net income			92		92
Equity contributions from Parent		155			155
Dividends to Parent			(88)		(88)
Balance, March 31, 2021	10	$4,045	$331	$(1)	$4,375

The accompanying notes are an integral part of the consolidated condensed financial statements.

TAMPA ELECTRIC COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

UNAUDITED

1. Summary of Significant Accounting Policies

See TEC’s Annual Report on Form 10-K for the year ended December 31, 2021 for a complete discussion of accounting policies. The significant accounting policies for TEC include:

Principles of Consolidation and Basis of Presentation

TEC is a wholly owned subsidiary of TECO Energy, which is an indirect, wholly owned subsidiary of Emera. TEC is comprised of the electric division, referred to as Tampa Electric, and the natural gas division, referred to as PGS.

Intercompany balances and transactions within the divisions have been eliminated in consolidation. In the opinion of management, the unaudited consolidated condensed financial statements include all adjustments that are of a recurring nature and necessary to state fairly the financial position of TEC as of March 31, 2022 and December 31, 2021, and the results of operations and cash flows for the periods ended March 31, 2022 and 2021. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results that can be expected for the entire fiscal year ending December 31, 2022.

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

Receivables and Allowance for Credit Losses

Receivables from contracts with customers, which consist of services to residential, commercial, industrial and other customers, were $257 million and $252 million as of March 31, 2022 and December 31, 2021, respectively. An allowance for credit losses is established based on TEC’s collection experience and reasonable and supportable forecasts that affect the collectibility of the reported amount. Circumstances that could affect Tampa Electric’s and PGS’s estimates of credit losses include, but are not limited to, customer credit issues, generating fuel prices, customer deposits and general economic conditions. Accounts are reserved in the allowance or written off once they are deemed to be uncollectible.

As of March 31, 2022 and December 31, 2021, unbilled revenues of $80 million and $74 million, respectively, are included in the “Receivables” line item on the Consolidated Condensed Balance Sheets.

Accounting for Franchise Fees and Gross Receipts

Tampa Electric and PGS are allowed to recover certain costs from customers on a dollar-for-dollar basis through rates approved by the FPSC. The amounts included in customers’ bills for franchise fees and gross receipt taxes are included as revenues on the Consolidated Condensed Statements of Income. Franchise fees and gross receipt taxes payable by Tampa Electric and PGS are included as an expense on the Consolidated Condensed Statements of Income in “Taxes, other than income”. These amounts totaled $33 million and $29 million for the three months ended March 31, 2022 and 2021, respectively.

2. New Accounting Pronouncements

TEC considers the applicability and impact of all ASUs issued by the FASB. The ASUs that have been issued, but that are not yet effective, were assessed and determined to be either not applicable to TEC or have an insignificant impact on the condensed consolidated financial statements.

3. Regulatory

Tampa Electric Base Rates

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

Tampa Electric Mid-Course Adjustment to Fuel Recovery

In January 2022, Tampa Electric requested a mid-course adjustment to its fuel and capacity charges to recover an additional $169 million beginning April 1, 2022 through December 2022 due to an increase in fuel commodity and capacity costs. On March 1, 2022, the FPSC voted to approve the mid-course adjustment, and the order reflecting such approval was issued on March 18, 2022.

Tampa Electric Storm Protection Cost Recovery Clause and Settlement Agreement

On October 3, 2019, the FPSC issued a rule to implement a Storm Protection Plan (SPP) Cost Recovery Clause. This clause provides a process for Florida investor-owned utilities, including Tampa Electric, to recover transmission and distribution storm hardening costs for incremental activities not already included in base rates. On June 9, 2020, the FPSC approved a settlement agreement submitted by Tampa Electric which specified a $15 million base rate reduction for SPP program costs previously recovered in base rates beginning January 1, 2021. On August 3, 2020, Tampa Electric submitted another settlement agreement to the FPSC for approval, including cost recovery of approximately $39 million in proposed storm protection project costs for 2020 and 2021. This cost recovery includes the $15 million of costs removed from base rates. This settlement agreement was approved on August 10, 2020 and Tampa Electric’s cost recovery began in January 2021. The current approved plan addresses the years 2020, 2021 and 2022, and in April 2022 Tampa Electric submitted a new plan to determine cost recovery in 2023, 2024, and 2025.

PGS Base Rates

On June 8, 2020, PGS filed a petition for an increase in rates and service charges effective January 2021. On November 19, 2020, the FPSC approved a settlement agreement filed by PGS and OPC. The settlement agreement provides for an increase in base rates by $58 million annually effective January 2021, which is a $34 million increase in revenue and $24 million increase of revenues previously recovered through the cast iron and bare steel replacement rider. This settlement agreement includes an allowed regulatory ROE range of 8.90% to 11.00% with a 9.90% midpoint, including the ability to reverse a total of $34 million of accumulated depreciation through 2023. PGS has reversed $5 million of the $34 million accumulated depreciation during the period ended March 31, 2022, and no amounts were reversed in prior periods. In addition, the agreement set new depreciation rates effective January 1, 2021 that are consistent with PGS’s current overall average depreciation rate. Under the agreement, base rates are frozen from January 1, 2021 to December 31, 2023, unless its earned ROE were to fall below 8.90% before that time with an allowed equity in the capital structure of 54.7% from investor sources of capital.

Regulatory Assets and Liabilities

Details of the regulatory assets and liabilities are presented in the following table:

Regulatory Assets and Liabilities
(millions)	March 31, 2022	December 31, 2021
Regulatory assets:
Regulatory tax asset (1)	$119	$117
Cost-recovery clauses (2)	142	89
Capital cost recovery for early retired assets (3)	512	518
Environmental remediation (4)	22	22
Postretirement benefits (5)	225	230
Asset retirement obligation (6)	11	11
Other	17	15
Total regulatory assets	1,048	1,002
Less: Current portion	209	136
Long-term regulatory assets	$839	$866
Regulatory liabilities:
Regulatory tax liability (7)	$641	$638
Cost-recovery clauses - deferred balances (2)	22	16
Accumulated reserve - cost of removal (8)	470	468
Storm reserve (9)	46	46
Other	2	2
Total regulatory liabilities	1,181	1,170
Less: Current portion	49	78
Long-term regulatory liabilities	$1,132	$1,092

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
(3)
This regulatory asset is related to the remaining net book value of Big Bend Units 1 through 3 and smart meter assets that were retired. The balance earns a rate of return as permitted by the FPSC and will be recovered as a separate line item on customer bills for a period of 15 years. See “Tampa Electric Base Rates” above for further information.
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

4. Income Taxes

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

TEC’s effective tax rates for the three months ended March 31, 2022 and 2021 were 19.7% and 17.9%, respectively. The March 31, 2022 and 2021 effective tax rates are an estimate of the annual effective income tax rate. TEC’s effective tax rate for the three months ended March 31, 2022 and 2021 differed from the statutory rate principally due to the amortization of the regulatory tax liability resulting from tax reform. See Note 3 for further information regarding the regulatory tax liability.

Unrecognized Tax Benefits

As of March 31, 2022 and December 31, 2021, the amount of unrecognized tax benefits was $6 million, all of which was recorded as a reduction of deferred income tax assets for tax credit carryforwards. TEC had $6 million of unrecognized tax benefits at March 31, 2022 and December 31, 2021, that, if recognized, would reduce TEC’s effective tax rate.

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

TECO Energy Benefit Cost
(millions)	Pension Benefits		Other Postretirement Benefits
Three months ended March 31,	2022	2021	2022	2021
Components of net periodic benefit cost
Service cost	$4	$5	$0	$0
Interest cost	6	5	1	1
Expected return on assets	(13)	(13)	0	0
Amortization of:
Actuarial loss (gain)	4	6	1	1
Net periodic benefit cost	$1	$3	$2	$2

TEC’s portion of the net periodic benefit cost for the three months ended March 31, 2022 and 2021, respectively, was $1 million and $3 million for pension benefits, and $2 million and $2 million for other postretirement benefits. TEC’s portion of net periodic benefit costs for pension and other benefits is included as an expense on the Consolidated Condensed Statements of Income in “Operations & maintenance”.

TECO Energy assumed a long-term EROA of 6.50% and a discount rate of 2.78% for pension benefits under its qualified pension plan for 2022. For TECO Energy’s other postretirement benefits, TECO Energy used a discount rate of 2.84% for 2022.

TECO Energy made contributions of $5 million and $5 million to its qualified pension plan in the three months ended March 31, 2022 and 2021, respectively. TEC’s portion of these contributions was $4 million and $4 million, respectively. TECO Energy expects to make contributions to the pension plan of $14 million for the remainder of 2022. TEC estimates its portion of the remaining 2022 contribution to be $11 million.

Included in the benefit cost discussed above, for the three months ended March 31, 2022, $4 million of unamortized prior service benefits and costs and actuarial gains and losses were reclassified by TEC from regulatory assets to the Consolidated Condensed Statement of Income, compared with $6 million for the three months ended March 31, 2021, respectively.

6. Short-Term Debt

Details of TEC’s short-term borrowings are presented in the following table:

	March 31, 2022				December 31, 2021
		Borrowings	Borrowings	Letters		Borrowings	Borrowings	Letters
	Credit	Outstanding -	Outstanding -	of Credit	Credit	Outstanding -	Outstanding -	of Credit
(millions)	Facilities	Credit Facilities (1)	Commercial Paper (1)	Outstanding	Facilities	Credit Facilities (1)	Commercial Paper (1)	Outstanding
5-year facility (2)	$800	$0	$313	$1	$800	$0	$245	$1
1-year term facility (3)	500	500	0	0	500	500	0	0
Total	$1,300	$500	$313	$1	$1,300	$500	$245	$1

(1)
Borrowings outstanding are reported as notes payable.
(2)
This 5-year facility matures on December 17, 2026. TEC also has an active commercial paper program for up to $800 million, of which the full amount outstanding is backed by TEC’s credit facility. The amount of commercial paper issued results in an equal amount of its credit facility being considered drawn and unavailable.
(3)
On December 17, 2021, TEC entered into a 1-year term facility that matures on December 16, 2022.

At March 31, 2022, these credit facilities required a commitment fee of 12.5 basis points. The weighted-average interest rate on borrowings outstanding under the credit facilities and commercial paper at March 31, 2022 and December 31, 2021 was 1.04% and 0.58%, respectively.

7. Long-Term Debt

Fair Value of Long-Term Debt

At March 31, 2022, TEC’s long-term debt, including the current portion, had a carrying amount of $3,387 million and an estimated fair market value of $3,551 million. At December 31, 2021, TEC’s total long-term debt, including the current portion, had a carrying amount of $3,386 million and an estimated fair market value of $4,036 million. The fair value of the debt securities is determined using Level 2 measurements (see Note 11 for information regarding the fair value hierarchy).

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

Superfund and Former Manufactured Gas Plant Sites

TEC, through its Tampa Electric and PGS divisions, is a PRP for certain superfund sites and, through its PGS division, for certain former MGP sites. While the joint and several liability associated with these sites presents the potential for significant response costs, as of March 31, 2022 and December 31, 2021, TEC has estimated its ultimate financial liability to be $14 million, primarily at PGS. This amount has been accrued and is primarily reflected in the long-term liability section under “Deferred credits and other liabilities” on the Consolidated Condensed Balance Sheets. The environmental remediation costs associated with these sites are expected to be paid over many years.

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

Long-Term Commitments

TEC has commitments for various purchases as disclosed below, including payment obligations under contractual agreements for fuel, fuel transportation and power purchases that are recovered from customers under regulatory clauses. The following is a schedule of future payments under PPAs, minimum lease payments with non-cancelable lease terms in excess of one year, and other net purchase obligations/commitments at March 31, 2022:

			Fuel	Long-term		Demand
		Capital	and	Service	Operating	Side
(millions)	Transportation	Projects	Gas Supply	Agreements	Leases	Management	Total

2022	$182	$224	$393	$24	$2	$4	$829
2023	224	63	38	29	3	1	358
2024	215	2	0	27	3	1	248
2025	200	1	0	19	2	1	223
2026	197	0	0	19	1	0	217
Thereafter	1,868	0	0	52	48	0	1,968
Total future minimum payments	$2,886	$290	$431	$170	$59	$7	$3,843

Debt Covenants

TEC must meet certain financial tests, including a debt to capital ratio, as defined in the applicable debt agreements and has certain restrictive covenants in specific agreements and debt instruments. At March 31, 2022, TEC was in compliance with all required covenants.

9. Segment Information

(millions)	Tampa				Tampa Electric
Three months ended March 31,	Electric	PGS	Eliminations		Company
2022
Revenues - external	$509	$182	$0		$691
Intracompany sales	1	1	(2)		0
Total revenues	510	183	(2)		691
Total interest charges	30	5	0		35
Net income	$88	$30	$0		$118
2021
Revenues - external	$446	$153	$0		$599
Intracompany sales	1	2	(3)		0
Total revenues	447	155	(3)		599
Total interest charges	28	5	0		33
Net income	$65	$27	$0		$92
Total assets at March 31, 2022	$10,873	$2,263	$(688)	(1)	$12,448
Total assets at December 31, 2021	$10,650	$2,209	$(663)	(1)	$12,196

(1)
Amounts primarily relate to consolidated deferred tax reclassifications. Deferred tax assets are reclassified and netted with deferred tax liabilities upon consolidation.

10. Revenue

The following disaggregates TEC’s revenue by major source:

(millions)	Tampa			Tampa Electric
Three months ended March 31, 2022	Electric	PGS	Eliminations	Company

Electric revenue
Residential	$270	$0	$0	$270
Commercial	137	0	0	137
Industrial	37	0	0	37
Regulatory deferrals and unbilled revenue	3	0	0	3
Other (1)	63	0	(1)	62
Total electric revenue	510	0	(1)	509
Gas revenue
Residential	0	75	0	75
Commercial	0	56	0	56
Industrial (2)	0	7	0	7
Other (3)	0	45	(1)	44
Total gas revenue	0	183	(1)	182
Total revenue	$510	$183	$(2)	$691

Three months ended March 31, 2021
Electric revenue
Residential	$232	$0	$0	$232
Commercial	126	0	0	126
Industrial	37	0	0	37
Regulatory deferrals and unbilled revenue	(2)	0	0	(2)
Other (1)	54	0	(1)	53
Total electric revenue	447	0	(1)	446
Gas revenue
Residential	0	67	0	67
Commercial	0	53	0	53
Industrial (2)	0	6	0	6
Other (3)	0	29	(2)	27
Total gas revenue	0	155	(2)	153
Total revenue	$447	$155	$(3)	$599

(1)
Other electric revenue includes sales to public authorities, off-system sales to other utilities and various other items.
(2)
Industrial gas revenue includes sales to power generation customers.
(3)
Other gas revenue includes off-system sales to other utilities and various other items.

Remaining Performance Obligations

Remaining performance obligations primarily represent lighting contracts and gas transportation contracts with fixed contract terms. As of March 31, 2022 and December 31, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $135 million. As allowed under ASC 606, these amounts exclude contracts with an original expected length of one year or less and variable amounts for which TEC recognizes revenue at the amount to which it has the right to invoice for services performed. TEC expects to recognize revenue for the remaining performance obligations through 2041.

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

As of March 31, 2022 and December 31, 2021, the carrying value of TEC’s short-term debt was not materially different from the fair value due to the short-term nature of the instruments and because the stated rates approximate market rates. The fair value of TEC’s short-term debt is determined using Level 2 measurements. See Note 7 for information regarding the fair value of long-term debt.

Item 2. MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS

Earnings Summary - Unaudited

	Three months ended March 31,
(millions)	2022	2021
Revenues
Tampa Electric	$510	$447
PGS	183	155
Eliminations	(2)	(3)
TEC	$691	$599

Net income
Tampa Electric	$88	$65
PGS	30	27
TEC	$118	$92

Operating Results

First quarter 2022 net income was $118 million, compared to $92 million in the first quarter of 2021. First quarter 2022 results were impacted by higher base revenues at Tampa Electric and PGS, partially offset by higher O&M and depreciation and amortization expenses at Tampa Electric. See Operating Company Results below for further detail.

Operating Company Results

Amounts included in the operating company discussions below are pre-tax, except net income and income taxes.

Electric Division

Tampa Electric’s net income for the first quarter of 2022 was $88 million, compared with $65 million for the same period in 2021. Results primarily reflected higher base revenues resulting from the 2021 rate case settlement agreement, returns related to capital cost recovery for early retired assets and favorable weather, partially offset by higher depreciation expense and higher O&M expense. Base revenues are energy sales excluding revenues from clauses, gross receipts taxes and franchise fees. Clauses, gross receipts taxes and franchise fees do not have a material effect on net income as these revenues substantially represent a dollar-for-dollar recovery of clause and other pass-through costs.

Revenues were $63 million higher than in the same period in 2021, primarily driven by higher base revenue due to new base rates as a result of the 2021 rate case agreement, returns related to capital cost recovery for early retired assets, favorable weather compared to the same period in 2021 and customer growth. Total degree days (a measure of heating and cooling demand) in Tampa Electric's service area in the first quarter of 2022 were 14% above normal (a 20-year statistical degree day average) and 12% above the 2021 period, reflecting favorable weather in the first quarter of 2022 compared to 2021. Total net energy for load, which is a calendar measurement of energy output, in the first quarter of 2022 was 3% higher than the same period in 2021.

O&M expense, excluding all FPSC-approved cost-recovery clauses, was $7 million higher than in the same period in 2021, due to higher transmission and distribution, insurance and benefit costs. Depreciation and amortization expense, excluding all FPSC-approved cost-recovery clauses, increased $7 million in the first quarter of 2022 compared to the same period in 2021, primarily due to additions to facilities to reliably serve customers and the in-service of generation projects.

Tampa Electric’s regulated operating statistics for the three months ended March 31, 2022 and 2021 were as follows:

(millions, except customers and total degree days)	Operating Revenues			Kilowatt-Hours Billed
Three months ended March 31,	2022	2021	% Change	2022	2021	% Change
By Customer Type
Residential (1)	$270	$232	16	2,082	2,053	1
Commercial (1)	137	126	9	1,375	1,325	4
Industrial (1)	37	37	0	484	474	2
Other (1)	47	43	9	448	434	3
Regulatory deferrals and unbilled revenue (2)	3	(2)	(250)
Total retail sales of electricity	494	436	13	4,389	4,286	2
Off system sales of electricity	4	0	-	84	11	664
Other operating revenue	12	11	9
Total revenues	$510	$447	14	4,473	4,297	4
Customers at March 31, (thousands)	814	796	2
Retail net energy for load (kilowatt-hours)	4,575	4,436	3
Total degree days	688	614	12

(1)
Reflects a billing cycle measurement.
(2)
Primarily reflects unbilled revenue, which incorporates a calendar measurement, and postings for clause recovery deferrals.

Natural Gas Division

PGS had net income of $30 million for the first quarter of 2022 compared with $27 million in the first quarter of 2021. Results reflect a 4.6% higher number of customers in the first quarter of 2022 compared to the first quarter of 2021. Revenues were $28 million higher than in the first quarter of 2021 primarily due to higher PGA clause-related revenues and higher off-system sales. The base revenue increase of $2 million was primarily due to customer growth. Operations and maintenance expense, excluding all FPSC-approved cost-recovery clauses, was $1 million higher than the 2021 quarter. Depreciation and amortization decreased $3 million in the 2022 quarter due to the $5 million reversal of accumulated depreciation as provided for in PGS’s 2020 settlement agreement (see Note 3 to the TEC Consolidated Financial Statements for further information), partially offset by increases due to asset growth.

PGS’s regulated operating statistics for the three months ended March 31, 2022 and 2021 were as follows:

(millions, except customers)	Operating Revenues			Therms
Three months ended March 31,	2022	2021	% Change	2022	2021	% Change
By Customer Type
Residential	$75	$67	12	39	38	3
Commercial	56	53	6	147	140	5
Industrial	5	4	25	120	112	7
Power generation	2	2	0	189	218	(13)
Off system sales	15	6	150	25	15	67
Other operating revenues	26	19	37
Total	$179	$151	19	520	523	(1)
By Sales Type
System supply	$108	$88	23	73	62	18
Transportation	45	44	2	447	461	(3)
Other operating revenues	26	19	37
Total	$179	$151	19	520	523	(1)
Customers at March 31, (thousands)	452	432	5

Other Income

For the first quarter of 2022 and 2021, TEC’s other income was $11 million and included AFUDC-equity of $8 million and $10 million, respectively. The decrease in AFUDC-equity was primarily due to the timing of Tampa Electric’s modernization of its Big Bend Power Station and the construction of solar projects.

Interest Expense

For the first quarter of 2022 and 2021, TEC’s interest expense, excluding AFUDC-debt, was $38 million.

Income Taxes

The provisions for income taxes were $29 million and $20 million for the three months ended March 31, 2022 and 2021, respectively. Compared to the 2021 period, the increase in the provision for income taxes for the three months ended March 31, 2022 was primarily the result of higher pre-tax income.

Liquidity and Capital Resources

The table below sets forth the March 31, 2022 liquidity, cash balances and amounts available under the TEC credit facilities.

(millions)
Credit facilities	$1,300
Drawn amounts/letters of credit	(814)
Available credit facilities	486
Cash and short-term investments	20
Total liquidity	$506

Cash Impacts Related to Operating Activities

Cash flows from operating activities for the three months ended March 31, 2022 were $142 million, a decrease of $38 million compared to the same period in 2021. Decreases to cash from operations were primarily the result of higher fuel under-recoveries due to rising natural gas prices and higher materials and supplies inventory, partially offset by the timing of deferred taxes and higher base revenues resulting from new base rates as a result of the 2021 rate case agreement and favorable weather.

Cash Impacts Related to Financing Activities

Cash flows from financing activities for the three months ended March 31, 2022 resulted in net cash inflows of $158 million. TEC received $175 million of equity contributions from Parent and $68 million of net proceeds from short-term debt with maturities with 90 days or less. These increases in cash flows were partially offset by dividend payments to Parent of $85 million.

Covenants in Financing Agreements

In order to utilize its bank credit facilities, TEC must meet certain financial tests as defined in the applicable agreements. In addition, TEC has certain restrictive covenants in specific agreements and debt instruments. At March 31, 2022, TEC was in compliance with all applicable financial covenants. The following table contains the significant financial covenant and the performance relative to it at March 31, 2022.

Significant Financial Covenants

			Calculation at
Instrument (1)	Financial Covenant (2)	Requirement/Restriction	March 31, 2022
Credit facility - $800 million	Debt/capital	Cannot exceed 65%	45.6%
Term facility- $500 million	Debt/capital	Cannot exceed 65%	45.6%

(1)
See Note 6 to the TEC Consolidated Condensed Financial Statements for details of the credit facility.
(2)
As defined in the instrument.

Credit Ratings of Senior Unsecured Debt at March 31, 2022

	S&P	Moody’s	Fitch
Credit ratings of senior unsecured debt	BBB+	A3	A
Credit ratings outlook	Stable	Positive	Stable

Certain of TEC’s derivative instruments contain provisions that require TEC’s debt to maintain investment grade credit ratings.

Commitments and Contingencies

See Note 8 to the TEC Consolidated Condensed Financial Statements for information regarding TEC’s commitments and contingencies as of March 31, 2022.

Regulatory Matters

See Note 3 to the TEC Consolidated Condensed Financial Statements for information regarding TEC’s regulatory matters as of March 31, 2022.

Fair Value Measurements

TEC's fair value measurements are described in Notes 7 and 11 to the TEC Consolidated Condensed Financial Statements. In addition, TEC considered the impact of nonperformance risk in determining the fair value of derivatives. TEC considered the net position with each counterparty, past performance of both parties and the intent of the parties, indications of credit deterioration and whether the markets in which TEC transacts have experienced dislocation. At March 31, 2022, the fair value of derivatives was not materially affected by nonperformance risk.

Critical Accounting Policies and Estimates

Critical accounting policies and estimates have not materially changed in 2022. For further discussion of critical accounting policies and estimates, see TEC’s Annual Report on Form 10-K for the year ended December 31, 2021.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by Item 3 is omitted pursuant to General Instruction H(2) of Form 10-Q.

Item 4. CONTROLS AND PROCEDURES

(a)
Evaluation of Disclosure Controls and Procedures. TEC’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of TEC’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2022. Based on such evaluation, TEC’s principal financial officer and principal executive officer have concluded that, as of March 31, 2022, TEC’s disclosure controls and procedures are effective.
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

101.INS**	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema Document.

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	Inline XBRL Taxonomy Label Linkbase Document.

101.PRE**	Inline XBRL Taxonomy Presentation Linkbase Document.

104	The cover page from TEC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 has been formatted in Inline XBRL.

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

TAMPA ELECTRIC COMPANY
(Registrant)

Date: May 13, 2022	By:	/s/ Gregory W. Blunden
Gregory W. Blunden
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)