Form 10-Q
period 2022-06-30
TAMPA ELECTRIC CO
filed 2022-08-10
CIK 96271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 8, 2022, there were 10 shares of Tampa Electric Company’s common stock issued and outstanding, all of which were held, beneficially and of record, by TECO Energy, Inc.

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

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

TAMPA ELECTRIC COMPANY

Consolidated Condensed Balance Sheets

Unaudited

Assets	June 30,	December 31,
(millions)	2022	2021
Property, plant and equipment
Utility plant
Electric	$11,940	$11,563
Gas	2,779	2,626
Utility plant, at original costs	14,719	14,189
Accumulated depreciation	(3,741)	(3,601)
Utility plant, net	10,978	10,588
Other property	14	14
Total property, plant and equipment, net	10,992	10,602

Current assets
Cash and cash equivalents	11	18
Receivables, less allowance for credit losses of $5 and $7 at June 30, 2022 and December 31, 2021, respectively	334	254
Due from affiliates	36	8
Inventories, at average cost
Fuel	16	20
Materials and supplies	144	121
Regulatory assets	305	136
Prepayments and other current assets	25	22
Total current assets	871	579

Deferred debits
Regulatory assets	843	866
Other	158	149
Total deferred debits	1,001	1,015
Total assets	$12,864	$12,196

The accompanying notes are an integral part of the consolidated condensed financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Condensed Balance Sheets - continued

Unaudited

Liabilities and Capitalization	June 30,	December 31,
(millions)	2022	2021
Capitalization
Common stock	$4,750	$4,470
Accumulated other comprehensive loss	(1)	(1)
Retained earnings	384	323
Total capital	5,133	4,792
Long-term debt	3,607	3,136
Total capitalization	8,740	7,928

Current liabilities
Long-term debt due within one year	250	250
Notes payable	500	745
Accounts payable	356	390
Due to affiliates	37	44
Customer deposits	136	132
Regulatory liabilities	63	78
Accrued interest	20	18
Accrued taxes	67	19
Other	54	51
Total current liabilities	1,483	1,727

Long-term liabilities
Deferred income taxes	885	858
Regulatory liabilities	1,121	1,092
Investment tax credits	298	249
Deferred credits and other liabilities	337	342
Total long-term liabilities	2,641	2,541

Commitments and Contingencies (see Note 8)

Total liabilities and capitalization	$12,864	$12,196

The accompanying notes are an integral part of the consolidated condensed financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Condensed Statements of Income and Comprehensive Income

Unaudited

	Three months ended June 30,
(millions)	2022	2021
Revenues
Electric	$662	$531
Gas	159	123
Total revenues	821	654
Expenses
Fuel	190	129
Purchased power	34	26
Cost of natural gas sold	65	33
Operations and maintenance	149	139
Depreciation and amortization	107	107
Taxes, other than income	66	56
Total expenses	611	490
Income from operations	210	164
Other income
Allowance for equity funds used during construction	9	10
Other income, net	3	2
Total other income	12	12
Interest charges
Interest expense	40	39
Allowance for borrowed funds used during construction	(2)	(5)
Total interest charges	38	34
Income before provision for income taxes	184	142
Provision for income taxes	39	21
Net income	$145	$121
Comprehensive income	$145	$121

The accompanying notes are an integral part of the consolidated condensed financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Condensed Statements of Income and Comprehensive Income

Unaudited

	Six months ended June 30,
(millions)	2022	2021
Revenues
Electric	$1,171	$977
Gas	341	276
Total revenues	1,512	1,253
Expenses
Fuel	318	238
Purchased power	41	44
Cost of natural gas sold	137	83
Operations and maintenance	296	267
Depreciation and amortization	212	213
Taxes, other than income	127	110
Total expenses	1,131	955
Income from operations	381	298
Other income
Allowance for equity funds used during construction	17	20
Other income, net	6	3
Total other income	23	23
Interest charges
Interest expense	78	77
Allowance for borrowed funds used during construction	(5)	(10)
Total interest charges	73	67
Income before provision for income taxes	331	254
Provision for income taxes	68	41
Net income	$263	$213
Comprehensive income	$263	$213

The accompanying notes are an integral part of the consolidated condensed financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Condensed Statements of Cash Flows

Unaudited

	Six months ended June 30,
(millions)	2022	2021
Cash flows from operating activities
Net income	$263	$213
Adjustments to reconcile net income to cash from operating activities:
Depreciation and amortization	212	213
Deferred income taxes and investment tax credits	64	27
Allowance for equity funds used during construction	(17)	(20)
Deferred recovery clauses	(145)	(10)
Receivables, less allowance for credit losses	(87)	(43)
Inventories	(19)	(2)
Prepayments and other deposits	(1)	(11)
Taxes accrued	18	20
Accounts payable	(7)	(45)
Regulatory assets and liabilities	12	(2)
Other	1	6
Cash flows from operating activities	294	346
Cash flows used in investing activities
Capital expenditures	(607)	(588)
Net proceeds from sale of assets	3	0
Cash flows used in investing activities	(604)	(588)
Cash flows from financing activities
Equity contributions from Parent	280	290
Proceeds from long-term debt issuance	0	790
Repayment of long-term debt	0	(278)
Net increase (decrease) in short-term debt (maturities of 90 days or less)	225	(65)
Repayment of other short-term debt (maturities over 90 days)	0	(300)
Dividends to Parent	(202)	(181)
Cash flows from financing activities	303	256
Net increase (decrease) in cash and cash equivalents	(7)	14
Cash and cash equivalents at beginning of period	18	10
Cash and cash equivalents at end of period	$11	$24
Supplemental disclosure of non-cash activities
Change in accrued capital expenditures	$(22)	$(20)
Reclassification of short-term debt from current to long-term	$470	$0

The accompanying notes are an integral part of the consolidated condensed financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Condensed Statements of Capital

Unaudited

				Accumulated
				Other
		Common	Retained	Comprehensive	Total
(millions, except share amounts)	Shares	Stock	Earnings	Loss	Capital
Three months ended June 30, 2022
Balance, March 31, 2022	10	4,645	$356	$(1)	$5,000
Net income			145		145
Equity contributions from Parent		105			105
Dividends to Parent			(117)		(117)
Balance, June 30, 2022	10	$4,750	$384	$(1)	$5,133

Three months ended June 30, 2021
Balance, March 31, 2021	10	4,045	$331	$(1)	$4,375
Net income			121		121
Equity contributions from Parent		135			135
Dividends to Parent			(93)		(93)
Balance, June 30, 2021	10	$4,180	$359	$(1)	$4,538

Six months ended June 30, 2022
Balance, December 31, 2021	10	4,470	$323	$(1)	$4,792
Net income			263		263
Equity contributions from Parent		280			280
Dividends to Parent			(202)		(202)
Balance, June 30, 2022	10	$4,750	$384	$(1)	$5,133

Six months ended June 30, 2021
Balance, December 31, 2020	10	3,890	$327	$(1)	$4,216
Net income			213		213
Equity contributions from Parent		290			290
Dividends to Parent			(181)		(181)
Balance, June 30, 2021	10	$4,180	$359	$(1)	$4,538

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

Intercompany balances and transactions within the divisions have been eliminated in consolidation. In the opinion of management, the unaudited consolidated condensed financial statements include all adjustments that are of a recurring nature and necessary to state fairly the financial position of TEC as of June 30, 2022 and December 31, 2021, and the results of operations and cash flows for the periods ended June 30, 2022 and 2021. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results that can be expected for the entire fiscal year ending December 31, 2022.

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

Receivables and Allowance for Credit Losses

Receivables from contracts with customers, which consist of services to residential, commercial, industrial and other customers, were $333 million and $252 million as of June 30, 2022 and December 31, 2021, respectively. An allowance for credit losses is established based on TEC’s collection experience and reasonable and supportable forecasts that affect the collectibility of the reported amount. Circumstances that could affect Tampa Electric’s and PGS’s estimates of credit losses include, but are not limited to, customer credit issues, generating fuel prices, customer deposits and general economic conditions. Accounts are reserved in the allowance or written off once they are deemed to be uncollectible.

As of June 30, 2022 and December 31, 2021, unbilled revenues of $95 million and $74 million, respectively, are included in the “Receivables” line item on the Consolidated Condensed Balance Sheets.

Accounting for Franchise Fees and Gross Receipts

Tampa Electric and PGS are allowed to recover certain costs from customers on a dollar-for-dollar basis through rates approved by the FPSC. The amounts included in customers’ bills for franchise fees and gross receipt taxes are included as revenues on the Consolidated Condensed Statements of Income. Franchise fees and gross receipt taxes payable by Tampa Electric and PGS are included as an expense on the Consolidated Condensed Statements of Income in “Taxes, other than income”. These amounts totaled $37 million and $31 million for the three months ended June 30, 2022 and 2021, respectively, and totaled $69 million and $60 million for the six months ended June 30, 2022 and 2021, respectively.

2. New Accounting Pronouncements

TEC considers the applicability and impact of all ASUs issued by the FASB. The ASUs that have been issued, but that are not yet effective, were assessed and determined to be either not applicable to TEC or have an insignificant impact on the consolidated condensed financial statements.

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

Tampa Electric ROE Adjustment

Tampa Electric's 2021 settlement agreement provision allows Tampa Electric to request a revenue and ROE increase due to increases in the 30-year U.S. Treasury bond yield rate. On July 1, 2022, Tampa Electric requested to adjust its base rates to collect an additional $10 million annually (prorated in the first year) and increase its mid-point ROE and upper and lower allowed ranges. If approved, the new mid-point ROE will be 10.20%, and the range will be 9.25% to 11.25% effective July 1, 2022. The FPSC is expected to issue a decision in August 2022.

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

Tampa Electric Storm Protection Cost Recovery Clause and Settlement Agreement

On October 3, 2019, the FPSC issued a rule to implement a Storm Protection Plan (SPP) Cost Recovery Clause. This clause provides a process for Florida investor-owned utilities, including Tampa Electric, to recover transmission and distribution storm hardening costs for incremental activities not already included in base rates. A settlement agreement was approved on August 10, 2020 and Tampa Electric’s cost recovery began in January 2021. The current approved plan addresses the years 2020, 2021 and 2022, and in April 2022 Tampa Electric submitted a new plan to determine cost recovery in 2023, 2024, and 2025.

PGS Base Rates

On June 8, 2020, PGS filed a petition for an increase in rates and service charges effective January 2021. On November 19, 2020, the FPSC approved a settlement agreement filed by PGS and OPC. The settlement agreement provides for an increase in base rates by $58 million annually effective January 2021, which is a $34 million increase in revenue and $24 million increase of revenues previously recovered through the cast iron and bare steel replacement rider. This settlement agreement includes an allowed regulatory ROE range of 8.90% to 11.00% with a 9.90% midpoint, including the ability to reverse a total of $34 million of accumulated depreciation through 2023. During the three and six months ended June 30, 2022, PGS reversed $5 million and $10 million, respectively, of the $34 million accumulated depreciation. No amounts were reversed prior to 2022. In addition, the agreement set new depreciation rates effective January 1, 2021 that are consistent with PGS’s current overall average depreciation rate. Under the agreement, base rates are frozen from January 1, 2021 to December 31, 2023, unless its earned ROE were to fall below 8.90% before that time with an allowed equity in the capital structure of 54.7% from investor sources of capital.

PGS Mid-Course Adjustment to Fuel Recovery

In May 2022, PGS filed a request with the FPSC for a mid-course correction to its 2022 purchased gas adjustment (PGA) factor cap. The request was initiated due to an increase in the price of natural gas. The PGA factor serves as a cap on the rate charged to customers and may be adjusted monthly. On July 7, 2022, the FPSC voted to approve the mid-course adjustment. Effective August 1, 2022, the PGA cap will change from $1.19163 per therm to $1.70492 per therm. Since the PGA is an approved range, the impact will depend on fluctuations in natural gas pricing and customer usage. At June 30, 2022, PGS was not in an under recovery position.

Regulatory Assets and Liabilities

Details of the regulatory assets and liabilities are presented in the following table:

Regulatory Assets and Liabilities
(millions)	June 30, 2022	December 31, 2021
Regulatory assets:
Regulatory tax asset (1)	$129	$117
Cost-recovery clauses (2)	243	89
Capital cost recovery for early retired assets (3)	508	518
Environmental remediation (4)	22	22
Postretirement benefits (5)	219	230
Asset retirement obligation (6)	12	11
Other	15	15
Total regulatory assets	1,148	1,002
Less: Current portion	305	136
Long-term regulatory assets	$843	$866
Regulatory liabilities:
Regulatory tax liability (7)	$638	$638
Cost-recovery clauses - deferred balances (2)	26	16
Accumulated reserve - cost of removal (8)	472	468
Storm reserve (9)	46	46
Other	2	2
Total regulatory liabilities	1,184	1,170
Less: Current portion	63	78
Long-term regulatory liabilities	$1,121	$1,092

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

TEC’s effective tax rates for the six months ended June 30, 2022 and 2021 were 20.5% and 16.1%, respectively. The June 30, 2022 and 2021 effective tax rates are an estimate of the annual effective income tax rate. TEC’s effective tax rate for the six months ended June 30, 2022 and 2021 differed from the statutory rate principally due to the amortization of the regulatory tax liability resulting from tax reform. The effective tax rate for the six months ended June 30, 2022 is higher compared to the same period in 2021 primarily due to lower tax benefit from the amortization of the regulatory tax liability and lower amortization of investment tax credits. See Note 3 for further information regarding the regulatory tax liability.

Unrecognized Tax Benefits

As of June 30, 2022 and December 31, 2021, the amount of unrecognized tax benefits was $7 million and $6 million, respectively, all of which was recorded as a reduction of deferred income tax assets for tax credit carryforwards. TEC had $7 million and $6 million of unrecognized tax benefits at June 30, 2022 and December 31, 2021, respectively, that, if recognized, would reduce TEC’s effective tax rate.

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

TECO Energy Benefit Cost
(millions)	Pension Benefits		Other Postretirement Benefits
Three months ended June 30,	2022	2021	2022	2021
Components of net periodic benefit cost
Service cost	$5	$6	$1	$1
Interest cost	6	6	2	2
Expected return on assets	(13)	(13)	0	0
Amortization of:
Actuarial loss (gain)	5	5	(1)	(1)
Settlement cost	1	0	0	0
Net periodic benefit cost	$4	$4	$2	$2
Six months ended June 30,
Components of net periodic benefit cost
Service cost	$9	$11	$1	$1
Interest cost	12	11	3	3
Expected return on assets	(26)	(26)	0	0
Amortization of:
Actuarial loss (gain)	9	11	0	0
Settlement cost	1	0	0	0
Net periodic benefit cost	$5	$7	$4	$4

TEC’s portion of the net periodic benefit cost for the three months ended June 30, 2022 and 2021, respectively, was $3 million and $2 million for pension benefits, and $3 million and $3 million for other postretirement benefits. TEC’s portion of the net periodic benefit cost for the six months ended June 30, 2022 and 2021, respectively, was $4 million and $5 million for pension benefits, and $5 million and $5 million for other postretirement benefits. TEC’s portion of net periodic benefit costs for pension and other benefits is included as an expense on the Consolidated Condensed Statements of Income in “Operations & maintenance”.

TECO Energy assumed a long-term EROA of 6.50% and a discount rate of 2.78% for pension benefits under its qualified pension plan for 2022. For TECO Energy’s other postretirement benefits, TECO Energy used a discount rate of 2.84% for 2022.

TECO Energy made contributions of $9 million and $11 million to its qualified pension plan in the six months ended June 30, 2022 and 2021, respectively. TEC’s portion of these contributions was $8 million and $9 million, respectively. TECO Energy expects to make contributions to the pension plan of $10 million for the remainder of 2022. TEC estimates its portion of the remaining 2022 contribution to be $7 million.

Included in the benefit cost discussed above, for the three and six months ended June 30, 2022, $5 million and $9 million, respectively, of unamortized prior service benefits and costs and actuarial gains and losses were reclassified by TEC from regulatory assets to the Consolidated Condensed Statement of Income, compared with $5 million and $11 million for the three and six months ended June 30, 2021, respectively.

6. Short-Term Debt

Details of TEC’s short-term borrowings are presented in the following table:

	June 30, 2022					December 31, 2021
		Borrowings		Borrowings	Letters		Borrowings	Borrowings	Letters
	Credit	Outstanding -		Outstanding -	of Credit	Credit	Outstanding -	Outstanding -	of Credit
(millions)	Facilities	Credit Facilities (1)		Commercial Paper	Outstanding	Facilities	Credit Facilities (1)	Commercial Paper (1)	Outstanding
5-year facility (2)	$800	$0	(3)	$470	$1	$800	$0	$245	$1
1-year term facility (4)	500	500		0	0	500	500	0	0
Total	$1,300	$500		$470	$1	$1,300	$500	$245	$1

(1)
Borrowings outstanding are reported as notes payable.
(2)
This 5-year facility matures on December 17, 2026. TEC also has an active commercial paper program for up to $800 million, of which the full amount outstanding is backed by TEC’s credit facility. The amount of commercial paper issued results in an equal amount of its credit facility being considered drawn and unavailable.
(3)
On July 12, 2022, TEC issued long-term debt and a portion of the proceeds were used to repay TEC's $470 million commercial paper balance. Therefore, the $470 million commercial paper balance was classified as a long-term debt on TEC's consolidated balance sheet as of June 30, 2022.
(4)
On December 17, 2021, TEC entered into a 1-year term facility that matures on December 16, 2022.

At June 30, 2022, these credit facilities required a commitment fee of 12.5 basis points. The weighted-average interest rate on borrowings outstanding under the credit facilities and commercial paper at June 30, 2022 and December 31, 2021 was 2.11% and 0.58%, respectively.

7. Long-Term Debt

Fair Value of Long-Term Debt

At June 30, 2022, TEC’s long-term debt, including the current portion, had a carrying amount of $3,857 million and an estimated fair market value of $3,605 million. At December 31, 2021, TEC’s total long-term debt, including the current portion, had a carrying amount of $3,386 million and an estimated fair market value of $4,036 million. The fair value of the debt securities is determined using Level 2 measurements (see Note 11 for information regarding the fair value hierarchy).

TEC 3.875% Notes due 2024 and 5.00% Notes due 2052

On July 12, 2022, TEC completed a sale of (i) $300 million aggregate principal amount of 3.875% Notes due July 12, 2024 (the 2024 Notes) and (ii) $300 million aggregate principal amount of 5.00% Notes due July 15, 2052 (the 2052 Notes, and collectively, the Notes). Until July 12, 2024, in the case of the 2024 Notes, or January 15, 2052, in the case of the 2052 Notes, TEC may redeem all or any part of such series of Notes at its option at a redemption price equal to the greater of (i) 100% of the principal amount of such series of Notes to be redeemed or (ii) the sum of the present values of the remaining payments of principal and interest on the Notes to be redeemed that would be due if the Notes matured on (a) July 12, 2024, in the case of the 2024 Notes, discounted to the redemption date on a semiannual basis at the applicable treasury rate (as defined in the Indenture), plus 15 basis points, or (b) January 15, 2052, in the case of the 2052 Notes, discounted to the redemption date on a semiannual basis at the applicable treasury rate, plus 30 basis points; in either case, the redemption price would include accrued and unpaid interest to the redemption date. At any time on or after January 15, 2052, in the case of the 2052 Notes, TEC may, at its option, redeem such series of the Notes, in whole or in part, at 100% of the principal amount of such series of the Notes being redeemed plus accrued and unpaid interest thereon to, but excluding, the date of redemption. The proceeds were used for general corporate purposes and to repay TEC’s $470 million commercial paper outstanding at June 30, 2022. Therefore, the $470 million commercial paper balance was classified as long-term debt on TEC’s consolidated balance sheet as of June 30, 2022.

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

Superfund and Former Manufactured Gas Plant Sites

TEC, through its Tampa Electric and PGS divisions, is a PRP for certain superfund sites and, through its PGS division, for certain former MGP sites. While the joint and several liability associated with these sites presents the potential for significant response costs, as of June 30, 2022 and December 31, 2021, TEC has estimated its ultimate financial liability to be $14 million, primarily at PGS. This amount has been accrued and is primarily reflected in the long-term liability section under “Deferred credits and other liabilities” on the Consolidated Condensed Balance Sheets. The environmental remediation costs associated with these sites are expected to be paid over many years.

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

Long-Term Commitments

TEC has commitments for various purchases as disclosed below, including payment obligations under contractual agreements for fuel, fuel transportation and power purchases that are recovered from customers under regulatory clauses. The following is a schedule of future payments under PPAs, minimum lease payments with non-cancelable lease terms in excess of one year, and other net purchase obligations/commitments at June 30, 2022:

				Fuel	Long-term		Demand
	Purchased		Capital	and	Service	Operating	Side
(millions)	Power	Transportation	Projects	Gas Supply	Agreements	Leases	Management	Total

2022	$33	$119	$241	$287	$24	$1	$3	$708
2023	0	235	153	44	30	3	1	466
2024	0	231	63	0	28	3	1	326
2025	0	218	1	0	20	2	1	242
2026	0	214	0	0	21	1	0	236
Thereafter	0	1,876	0	0	52	48	0	1,976
Total future minimum payments	$33	$2,893	$458	$331	$175	$58	$6	$3,954

Debt Covenants

TEC must meet certain financial tests, including a debt to capital ratio, as defined in the applicable debt agreements and has certain restrictive covenants in specific agreements and debt instruments. At June 30, 2022, TEC was in compliance with all required covenants.

9. Segment Information

(millions)	Tampa				Tampa Electric
Three months ended June 30,	Electric	PGS	Eliminations		Company
2022
Revenues - external	$662	$159	$0		$821
Intracompany sales	1	1	(2)		0
Total revenues	663	160	(2)		821
Total interest charges	32	6	0		38
Net income	$126	$19	$0		$145
2021
Revenues - external	$531	$123	$0		$654
Intracompany sales	1	0	(1)		0
Total revenues	532	123	(1)		654
Total interest charges	29	5	0		34
Net income	$102	$19	$0		$121

Six months ended June 30,
2022
Revenues - external	$1,171	$341	$0		$1,512
Intracompany sales	2	2	(4)		0
Total revenues	1,173	343	(4)		1,512
Total interest charges	62	11	0		73
Net income	$214	$49	$0		$263
2021
Revenues - external	$977	$276	$0		$1,253
Intracompany sales	2	2	(4)		0
Total revenues	979	278	(4)		1,253
Total interest charges	57	10	0		67
Net income	$167	$46	$0		$213
Total assets at June 30, 2022	$11,234	$2,336	$(706)	(1)	$12,864
Total assets at December 31, 2021	$10,650	$2,209	$(663)	(1)	$12,196
(1)
Amounts primarily relate to consolidated deferred tax reclassifications. Deferred tax assets are reclassified and netted with deferred tax liabilities upon consolidation.

10. Revenue

The following disaggregates TEC’s revenue by major source:

(millions)	Tampa				Tampa Electric
Three months ended June 30, 2022	Electric		PGS	Eliminations	Company
Electric revenue
Residential	$348		$0	$0	$348
Commercial	170		0	0	170
Industrial	47		0	0	47
Regulatory deferrals and unbilled revenue	16		0	0	16
Other (1)	82		0	(1)	81
Total electric revenue	663		0	(1)	662
Gas revenue
Residential	0		50	0	50
Commercial	0		49	0	49
Industrial (2)	0		8	0	8
Other (3)	0		53	(1)	52
Total gas revenue	0		160	(1)	159
Total revenue	$663		$160	$(2)	$821
Three months ended June 30, 2021
Electric revenue
Residential	$276		$0	$0	$276
Commercial	144		0	0	144
Industrial	41		0	0	41
Regulatory deferrals and unbilled revenue	11		0	0	11
Other (1)	60	`	0	(1)	59
Total electric revenue	532		0	(1)	531
Gas revenue
Residential	0		49	0	49
Commercial	0		46	0	46
Industrial (2)	0		6	0	6
Other (3)	0		22	0	22
Total gas revenue	0		123	0	123
Total revenue	$532		$123	$(1)	$654

(millions)	Tampa			Tampa Electric
Six months ended June 30, 2022	Electric	PGS	Eliminations	Company
Electric revenue
Residential	$618	$0	$0	$618
Commercial	307	0	0	307
Industrial	84	0	0	84
Regulatory deferrals and unbilled revenue	19	0	0	19
Other (1)	145	0	(2)	143
Total electric revenue	1,173	0	(2)	1,171
Gas revenue
Residential	0	125	0	125
Commercial	0	105	0	105
Industrial (2)	0	15	0	15
Other (3)	0	98	(2)	96
Total gas revenue	0	343	(2)	341
Total revenue	$1,173	$343	$(4)	$1,512

Six months ended June 30, 2021
Electric revenue
Residential	$508	$0	$0	$508
Commercial	270	0	0	270
Industrial	78	0	0	78
Regulatory deferrals and unbilled revenue	9	0	0	9
Other (1)	114	0	(2)	112
Total electric revenue	979	0	(2)	977
Gas revenue
Residential	0	116	0	116
Commercial	0	99	0	99
Industrial (2)	0	12	0	12
Other (3)	0	51	(2)	49
Total gas revenue	0	278	(2)	276
Total revenue	$979	$278	$(4)	$1,253

(1)
Other electric revenue includes sales to public authorities, off-system sales to other utilities and various other items.
(2)
Industrial gas revenue includes sales to power generation customers.
(3)
Other gas revenue includes off-system sales to other utilities and various other items.

Remaining Performance Obligations

Remaining performance obligations primarily represent lighting contracts and gas transportation contracts with fixed contract terms. As of June 30, 2022 and December 31, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $130 million and $135 million, respectively. As allowed under ASC 606, these amounts exclude contracts with an original expected length of one year or less and variable amounts for which TEC recognizes revenue at the amount to which it has the right to invoice for services performed. TEC expects to recognize revenue for the remaining performance obligations through 2041.

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

As of June 30, 2022 and December 31, 2021, the carrying value of TEC’s short-term debt was not materially different from the fair value due to the short-term nature of the instruments and because the stated rates approximate market rates. The fair value of TEC’s short-term debt is determined using Level 2 measurements. See Note 7 for information regarding the fair value of long-term debt.

12. Subsequent Events

On July 12, 2022, TEC completed a sale of (i) $300 million aggregate principal amount of 3.875% Notes due July 12, 2024 (the 2024 Notes) and (ii) $300 million aggregate principal amount of 5.00% Notes due July 15, 2052 (the 2052 Notes, and collectively, the Notes). See Note 7 for additional information.

Item 2. MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS

Earnings Summary - Unaudited

	Three months ended June 30,		Six months ended June 30,
(millions)	2022	2021	2022	2021
Revenues
Tampa Electric	$663	$532	$1,173	$979
PGS	160	123	343	278
Eliminations	(2)	(1)	(4)	(4)
TEC	$821	$654	$1,512	$1,253

Net income
Tampa Electric	$126	$102	$214	$167
PGS	19	19	49	46
TEC	$145	$121	$263	$213

Operating Results

Second quarter 2022 net income was $145 million, compared to $121 million in the second quarter of 2021. Second quarter 2022 results were impacted by higher revenues at Tampa Electric and PGS, partially offset by higher depreciation and amortization expenses and lower AFUDC at Tampa Electric and higher O&M expense at PGS. Year-to-date 2022 net income was $263 million, compared to $213 million in the 2021 year-to-date period. Year-to-date 2022 results were impacted by higher revenues at Tampa Electric and PGS, partially offset by higher depreciation and amortization and O&M expenses and lower AFUDC at Tampa Electric and higher O&M expense at PGS. See Operating Company Results below for further detail.

Operating Company Results

Amounts included in the operating company discussions below are pre-tax, except net income and income taxes.

Electric Division

Tampa Electric’s net income for the second quarter of 2022 was $126 million, compared with $102 million for the same period in 2021. Results primarily reflected higher revenues resulting from the 2021 rate case settlement agreement, favorable weather and revenues related to capital cost recovery for early retired assets, partially offset by higher depreciation expense and lower AFUDC.

Revenues were $131 million higher than in the same quarter in 2021 primarily driven by higher fuel recovery clause revenue of $52 million as a result of higher fuel costs, revenues related to capital cost recovery for early retired assets of $17 million and increased base revenues of $43 million. Base revenues, which are energy sales excluding revenues from clauses, capital cost recovery for early retired assets, gross receipts taxes and franchise fees, increased primarily due to new base rates as a result of the 2021 rate case settlement agreement, favorable weather and customer growth. Total degree days (a measure of heating and cooling demand) in Tampa Electric's service area in the second quarter of 2022 were 17% above normal (a 20-year statistical degree day average) and 10% above the 2021 period, reflecting favorable weather in the second quarter of 2022 compared to 2021. Total net energy for load, which is a calendar measurement of energy output, in the second quarter of 2022 was 4% higher than the same period in 2021.

O&M expense, excluding all FPSC-approved cost-recovery clauses, was consistent with the same quarter in 2021. Depreciation and amortization expense, excluding all FPSC-approved cost-recovery clauses, increased $7 million in the second quarter of 2022 compared to the same period in 2021, primarily due to additions to facilities and the in-service of generation projects.

Tampa Electric’s net income year-to-date 2022 was $214 million, compared with $167 million for the same period in 2021. Results primarily reflected higher revenues resulting from the 2021 rate case settlement agreement, favorable weather and revenues related to capital cost recovery for early retired assets, partially offset by higher depreciation expense, lower AFUDC and higher O&M expense.

Revenues were $194 million higher than year-to-date 2021 primarily driven by higher base revenues of $86 million, higher fuel recovery clause revenue of $50 million as a result of increased fuel costs and revenues related to capital cost recovery for early retired assets of $32 million. Base revenue increased due to new base rates as a result of the 2021 rate case settlement agreement, favorable weather and customer growth. Total degree days (a measure of heating and cooling demand) in Tampa Electric's service area year-to-date 2022 were 16% above normal (a 20-year statistical degree day average) and 11% above the 2021 period, reflecting favorable weather year-to-date in 2022 compared to 2021. Total net energy for load, which is a calendar measurement of energy output, year-to-date 2022 was 4% higher than year-to-date 2021.

O&M expense, excluding all FPSC-approved cost-recovery clauses, was $6 million higher than year-to-date 2021 primarily due to higher transmission and distribution, insurance and benefit costs. Depreciation and amortization expense, excluding all FPSC-approved cost-recovery clauses, increased $14 million year-to-date 2022 primarily due to additions to facilities and the in-service of generation projects.

Tampa Electric’s regulated operating statistics for the three and six months ended June 30, 2022 and 2021 were as follows:

(millions, except customers and total degree days)	Operating Revenues			Kilowatt-Hours Billed
Three months ended June 30,	2022	2021	% Change	2022	2021	% Change
By Customer Type
Residential (1)	$348	$276	26	2,513	2,472	2
Commercial (1)	170	144	18	1,575	1,525	3
Industrial (1)	47	41	15	550	541	2
Other (1)	55	47	17	482	478	1
Regulatory deferrals and unbilled revenue (2)	16	11	45
Total retail sales of electricity	636	519	23	5,120	5,016	2
Off system sales of electricity	15	1	1,400	150	16	838
Other operating revenue	12	12	0
Total revenues	$663	$532	25	5,270	5,032	5
Retail net energy for load (kilowatt hours)	5,751	5,516	4
Total degree days	1,474	1,345	10

(millions, except customers and total degree days)	Operating Revenues			Kilowatt-Hours Billed
Six months ended June 30,	2022	2021	% Change	2022	2021	% Change
By Customer Type
Residential (1)	$618	$508	22	4,595	4,525	2
Commercial (1)	307	270	14	2,950	2,850	4
Industrial (1)	84	78	8	1,034	1,015	2
Other (1)	102	90	13	930	912	2
Regulatory deferrals and unbilled revenue (2)	19	9	111
Total retail sales of electricity	1,130	955	18	9,509	9,302	2
Off system sales of electricity	19	1	1,800	234	27	767
Other operating revenue	24	23	4
Total revenues	$1,173	$979	20	9,743	9,329	4
Customers at June 30, (thousands)	820	802	2
Retail net energy for load (kilowatt-hours)	10,326	9,952	4
Total degree days	2,162	1,953	11

(1)
Reflects a billing cycle measurement.
(2)
Primarily reflects unbilled revenue, which incorporates a calendar measurement, and postings for clause recovery deferrals.

Natural Gas Division

PGS had net income of $19 million for both the second quarter of 2022 and the second quarter of 2021. Revenues were $37 million higher than in the second quarter of 2021 primarily due to higher off-system sales and higher PGA clause-related revenues. The base revenue increase of $2 million was primarily due to customer growth (4.6% higher number of customers in the second quarter of 2022 compared to the second quarter of 2021). Operations and maintenance expense, excluding all FPSC-approved cost-recovery clauses, was $4 million higher than the 2021 quarter primarily due to higher labor, benefits and contractor costs to operate, maintain and expand the distribution system. Depreciation and amortization decreased $3 million in the second quarter of 2022 due to the $5 million reversal of accumulated depreciation, partially offset by increases due to asset growth. The PGS rate case settlement, which was approved in November 2020, provides the ability to reverse a total of $34 million of accumulated depreciation through 2023 (see Note 3 to the TEC Consolidated Financial Statements for further information).

PGS had net income of $49 million for the 2022 year-to-date period, compared with $46 million in the 2021 period. Revenues were $65 million higher than in the prior period primarily due to higher off-system sales and higher PGA clause-related revenues. The base revenue increase of $4 million was primarily due to customer growth. Operations and maintenance expense, excluding all FPSC-approved cost-recovery clauses, was $5 million higher than in 2021 primarily due to the same quarterly drivers mentioned above. Depreciation and amortization decreased $6 million in the 2022 period due to the $10 million reversal of accumulated depreciation as provided for in PGS’s 2020 settlement agreement, partially offset by increases due to asset growth. Return on investment in the cast iron and bare steel replacement rider was $2 million higher in the 2022 period.

PGS’s regulated operating statistics for the three and six months ended June 30, 2022 and 2021 were as follows:

(millions, except customers)	Operating Revenues			Therms
Three months ended June 30,	2022	2021	% Change	2022	2021	% Change
By Customer Type
Residential	$50	$49	2	20	21	(5)
Commercial	49	46	7	130	126	3
Industrial	5	5	0	107	117	(9)
Power generation	3	1	200	216	200	8
Off system sales	31	4	675	34	10	240
Other operating revenues	20	15	33
Total	$158	$120	32	507	474	7
By Sales Type
System supply	$98	$66	48	64	39	64
Transportation	40	39	3	443	435	2
Other operating revenues	20	15	33
Total	$158	$120	32	507	474	7

(millions, except customers)	Operating Revenues			Therms
Six months ended June 30,	2022	2021	% Change	2022	2021	% Change
By Customer Type
Residential	$125	$116	8	59	59	0
Commercial	105	99	6	277	266	4
Industrial	10	9	11	227	229	(1)
Power generation	5	3	67	405	418	(3)
Off system sales	46	10	360	59	25	136
Other operating revenues	46	34	35
Total	$337	$271	24	1,027	997	3
By Sales Type
System supply	$206	$154	34	137	101	36
Transportation	85	83	2	890	896	(1)
Other operating revenues	46	34	35
Total	$337	$271	24	1,027	997	3
Customers at June 30, (thousands)	456	436	5

Other Income

For the second quarter of 2022 and 2021, TEC’s other income was $12 million and $12 million, respectively, and included AFUDC-equity of $9 million and $10 million, respectively. For the year-to-date periods in 2022 and 2021, TEC’s other income was $23 million and $23 million, respectively, and included AFUDC-equity of $17 million and $20 million, respectively. The decrease in

AFUDC-equity was primarily due to the timing of Tampa Electric’s modernization of its Big Bend Power Station and the construction of solar projects.

Income Taxes

The provisions for income taxes were $39 million and $21 million for the three months ended June 30, 2022 and 2021, respectively, and $68 million and $41 million for the six months ended June 30, 2022 and 2021, respectively. Compared to the 2021 periods, the increase in the provision for income taxes for the six months and three months ended June 30, 2022 was primarily the result of higher pre-tax income.

Liquidity and Capital Resources

The table below sets forth the June 30, 2022 liquidity, cash balances and amounts available under the TEC credit facilities.

(millions)
Credit facilities	$1,300
Drawn amounts/letters of credit	(971)	(1)
Available credit facilities	329
Cash and short-term investments	11
Total liquidity	$340

(1) On July 12, 2022, TEC issued long-term debt and a portion of the proceeds were used to repay TEC's $470 million commercial paper balance. Therefore, the $470 million commercial paper balance was classified as a long-term debt on TEC's consolidated balance sheet as of June 30, 2022. See Note 7 to the TEC Consolidated Financial Statements for further information.

Cash Impacts Related to Operating Activities

Cash flows from operating activities for the six months ended June 30, 2022 were $294 million, a decrease of $52 million compared to the same period in 2021. Decreases to cash from operations were primarily the result of higher fuel under-recoveries due to rising natural gas prices and higher materials and supplies inventory, partially offset by higher base revenues resulting from new base rates as a result of the 2021 rate case agreement and favorable weather and the timing of non-clause invoice payments.

Cash Impacts Related to Financing Activities

Cash flows from financing activities for the six months ended June 30, 2022 resulted in net cash inflows of $303 million. TEC received $280 million of equity contributions from Parent and $225 million of net proceeds from short-term debt with maturities with 90 days or less. These increases in cash flows were partially offset by dividend payments to Parent of $202 million. See Note 7 to the TEC Consolidated Financial Statements for information regarding TEC's long-term debt issuance in July 2022.

Covenants in Financing Agreements

In order to utilize its bank credit facilities, TEC must meet certain financial tests as defined in the applicable agreements. In addition, TEC has certain restrictive covenants in specific agreements and debt instruments. At June 30, 2022, TEC was in compliance with all applicable financial covenants. The following table contains the significant financial covenant and the performance relative to it at June 30, 2022.

Significant Financial Covenants

			Calculation at
Instrument (1)	Financial Covenant (2)	Requirement/Restriction	June 30, 2022
Credit facility - $800 million	Debt/capital	Cannot exceed 65%	45.9%
Term facility- $500 million	Debt/capital	Cannot exceed 65%	45.9%

(1)
See Note 6 to the TEC Consolidated Condensed Financial Statements for details of the credit facility.
(2)
As defined in the instrument.

Credit Ratings of Senior Unsecured Debt at June 30, 2022

	S&P	Moody’s	Fitch
Credit ratings of senior unsecured debt	BBB+	A3	A
Credit ratings outlook	Stable	Stable	Stable

Certain of TEC’s derivative instruments contain provisions that require TEC’s debt to maintain investment grade credit ratings.

Commitments and Contingencies

See Note 8 to the TEC Consolidated Condensed Financial Statements for information regarding TEC’s commitments and contingencies as of June 30, 2022.

Regulatory Matters

See Note 3 to the TEC Consolidated Condensed Financial Statements for information regarding TEC’s regulatory matters as of June 30, 2022.

Fair Value Measurements

TEC's fair value measurements are described in Notes 7 and 11 to the TEC Consolidated Condensed Financial Statements. In addition, TEC considered the impact of nonperformance risk in determining the fair value of derivatives. TEC considered the net position with each counterparty, past performance of both parties and the intent of the parties, indications of credit deterioration and whether the markets in which TEC transacts have experienced dislocation. At June 30, 2022, the fair value of derivatives was not materially affected by nonperformance risk.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by Item 3 is omitted pursuant to General Instruction H(2) of Form 10-Q.

Item 4. CONTROLS AND PROCEDURES

(a)
Evaluation of Disclosure Controls and Procedures. TEC’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of TEC’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2022. Based on such evaluation, TEC’s principal financial officer and principal executive officer have concluded that, as of June 30, 2022, TEC’s disclosure controls and procedures are effective.
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

4.1

Seventeenth Supplemental Indenture dated as of March 18, 2021, between Tampa Electric Company, as issuer, and The Bank of New York Mellon, as trustee, supplementing the Indenture dated as of July 1, 1998, as amended (Exhibit 4.12, Form 8-K dated July 12, 2022 of Tampa Electric Company).

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

101.INS**	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema Document.

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	Inline XBRL Taxonomy Label Linkbase Document.

101.PRE**	Inline XBRL Taxonomy Presentation Linkbase Document.

104	The cover page from TEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 has been formatted in Inline XBRL.

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

TAMPA ELECTRIC COMPANY
(Registrant)

Date: August 10, 2022	By:	/s/ Gregory W. Blunden
Gregory W. Blunden
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)