Form 10-Q
period 2022-09-30
TAMPA ELECTRIC CO
filed 2022-11-14
CIK 96271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 9, 2022, there were 10 shares of Tampa Electric Company’s common stock issued and outstanding, all of which were held, beneficially and of record, by TECO Energy, Inc.

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

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

TAMPA ELECTRIC COMPANY

Consolidated Condensed Balance Sheets

Unaudited

Assets	September 30,	December 31,
(millions)	2022	2021
Property, plant and equipment
Utility plant
Electric	$12,197	$11,563
Gas	2,851	2,626
Utility plant, at original costs	15,048	14,189
Accumulated depreciation	(3,795)	(3,601)
Utility plant, net	11,253	10,588
Other property	15	14
Total property, plant and equipment, net	11,268	10,602

Current assets
Cash and cash equivalents	85	18
Receivables, less allowance for credit losses of $5 and $7 at September 30, 2022 and December 31, 2021, respectively	353	254
Due from affiliates	13	8
Inventories, at average cost
Fuel	19	20
Materials and supplies	145	121
Regulatory assets	524	136
Prepayments and other current assets	38	22
Total current assets	1,177	579

Other assets
Regulatory assets	843	866
Other	164	149
Total other assets	1,007	1,015
Total assets	$13,452	$12,196

The accompanying notes are an integral part of the consolidated condensed financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Condensed Balance Sheets - continued

Unaudited

Liabilities and Capitalization	September 30,	December 31,
(millions)	2022	2021
Capitalization
Common stock	$4,940	$4,470
Accumulated other comprehensive loss	(1)	(1)
Retained earnings	407	323
Total capital	5,346	4,792
Long-term debt	3,733	3,136
Total capitalization	9,079	7,928

Current liabilities
Long-term debt due within one year	0	250
Notes payable	850	745
Accounts payable	446	390
Due to affiliates	38	44
Customer deposits	141	132
Regulatory liabilities	73	78
Accrued interest	47	18
Accrued taxes	88	19
Other	54	51
Total current liabilities	1,737	1,727

Long-term liabilities
Deferred income taxes	934	858
Regulatory liabilities	1,076	1,092
Investment tax credits	304	249
Deferred credits and other liabilities	322	342
Total long-term liabilities	2,636	2,541

Commitments and Contingencies (see Note 8)

Total liabilities and capitalization	$13,452	$12,196

The accompanying notes are an integral part of the consolidated condensed financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Condensed Statements of Income and Comprehensive Income

Unaudited

	Three months ended September 30,
(millions)	2022	2021
Revenues
Electric	$752	$633
Gas	160	114
Total revenues	912	747
Expenses
Fuel	200	175
Purchased power	69	42
Cost of natural gas sold	69	30
Operations and maintenance	159	139
Depreciation and amortization	110	109
Taxes, other than income	68	59
Total expenses	675	554
Income from operations	237	193
Other income
Allowance for equity funds used during construction	8	12
Other income, net	6	1
Total other income	14	13
Interest charges
Interest expense	48	37
Allowance for borrowed funds used during construction	(4)	(5)
Total interest charges	44	32
Income before provision for income taxes	207	174
Provision for income taxes	38	25
Net income	$169	$149
Comprehensive income	$169	$149

The accompanying notes are an integral part of the consolidated condensed financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Condensed Statements of Income and Comprehensive Income

Unaudited

	Nine months September 30,
(millions)	2022	2021
Revenues
Electric	$1,923	$1,610
Gas	501	390
Total revenues	2,424	2,000
Expenses
Fuel	518	413
Purchased power	110	86
Cost of natural gas sold	206	113
Operations and maintenance	455	406
Depreciation and amortization	322	322
Taxes, other than income	195	169
Total expenses	1,806	1,509
Income from operations	618	491
Other income
Allowance for equity funds used during construction	25	32
Other income, net	12	4
Total other income	37	36
Interest charges
Interest expense	126	114
Allowance for borrowed funds used during construction	(9)	(15)
Total interest charges	117	99
Income before provision for income taxes	538	428
Provision for income taxes	106	66
Net income	$432	$362
Comprehensive income	$432	$362

The accompanying notes are an integral part of the consolidated condensed financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Condensed Statements of Cash Flows

Unaudited

	Nine months September 30,
(millions)	2022	2021
Cash flows from operating activities
Net income	$432	$362
Adjustments to reconcile net income to cash from operating activities:
Depreciation and amortization	322	322
Deferred income taxes and investment tax credits	105	35
Allowance for equity funds used during construction	(25)	(32)
Deferred recovery clauses	(327)	(21)
Receivables, less allowance for credit losses	(104)	(88)
Inventories	(23)	(7)
Prepayments and other deposits	(12)	(16)
Taxes accrued	64	47
Interest accrued	29	27
Accounts payable	77	(1)
Regulatory assets and liabilities	(56)	0
Other	(18)	0
Cash flows from operating activities	464	628
Cash flows used in investing activities
Capital expenditures	(979)	(943)
Net proceeds from sale of assets	10	0
Cash flows used in investing activities	(969)	(943)
Cash flows from financing activities
Equity contributions from Parent	470	440
Proceeds from long-term debt issuance	595	790
Repayment of long-term debt	(250)	(278)
Net increase (decrease) in short-term debt (maturities of 90 days or less)	105	(15)
Repayment of other short-term debt (maturities over 90 days)	0	(300)
Dividends to Parent	(348)	(302)
Cash flows from financing activities	572	335
Net increase in cash and cash equivalents	67	20
Cash and cash equivalents at beginning of period	18	10
Cash and cash equivalents at end of period	$85	$30
Supplemental disclosure of non-cash activities
Change in accrued capital expenditures	$(20)	$(6)

The accompanying notes are an integral part of the consolidated condensed financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Condensed Statements of Capital

Unaudited

				Accumulated
				Other
		Common	Retained	Comprehensive	Total
(millions, except share amounts)	Shares	Stock	Earnings	Loss	Capital
Three months ended September 30, 2022
Balance, June 30, 2022	10	4,750	$384	$(1)	$5,133
Net income			169		169
Equity contributions from Parent		190			190
Dividends to Parent			(146)		(146)
Balance, September 30, 2022	10	$4,940	$407	$(1)	$5,346

Three months ended September 30, 2021
Balance, June 30, 2021	10	4,180	$359	$(1)	$4,538
Net income			149		149
Equity contributions from Parent		150			150
Dividends to Parent			(121)		(121)
Balance, September 30, 2021	10	$4,330	$387	$(1)	$4,716

Nine months ended September 30, 2022
Balance, December 31, 2021	10	4,470	$323	$(1)	$4,792
Net income			432		432
Equity contributions from Parent		470			470
Dividends to Parent			(348)		(348)
Balance, September 30, 2022	10	$4,940	$407	$(1)	$5,346

Nine months ended September 30, 2021
Balance, December 31, 2020	10	3,890	$327	$(1)	$4,216
Net income			362		362
Equity contributions from Parent		440			440
Dividends to Parent			(302)		(302)
Balance, September 30, 2021	10	$4,330	$387	$(1)	$4,716

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

Intercompany balances and transactions within the divisions have been eliminated in consolidation. In the opinion of management, the unaudited consolidated condensed financial statements include all adjustments that are of a recurring nature and necessary to state fairly the financial position of TEC as of September 30, 2022 and December 31, 2021, and the results of operations and cash flows for the periods ended September 30, 2022 and 2021. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that can be expected for the entire fiscal year ending December 31, 2022.

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

Receivables and Allowance for Credit Losses

Receivables from contracts with customers, which consist of services to residential, commercial, industrial and other customers, were $353 million and $252 million as of September 30, 2022 and December 31, 2021, respectively. An allowance for credit losses is established based on TEC’s collection experience and reasonable and supportable forecasts that affect the collectibility of the reported amount. Circumstances that could affect Tampa Electric’s and PGS’s estimates of credit losses include, but are not limited to, customer credit issues, generating fuel prices, customer deposits and general economic conditions. Accounts are reserved in the allowance or written off once they are deemed to be uncollectible.

As of September 30, 2022 and December 31, 2021, unbilled revenues of $83 million and $74 million, respectively, are included in the “Receivables” line item on the Consolidated Condensed Balance Sheets.

Accounting for Franchise Fees and Gross Receipts

Tampa Electric and PGS are allowed to recover certain costs from customers on a dollar-for-dollar basis through rates approved by the FPSC. The amounts included in customers’ bills for franchise fees and gross receipt taxes are included as revenues on the Consolidated Condensed Statements of Income. Franchise fees and gross receipt taxes payable by Tampa Electric and PGS are included as an expense on the Consolidated Condensed Statements of Income in “Taxes, other than income”. These amounts totaled $41 million and $36 million for the three months ended September 30, 2022 and 2021, respectively, and totaled $110 million and $96 million for the nine months ended September 30, 2022 and 2021, respectively.

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

Tampa Electric ROE Adjustment

Tampa Electric's 2021 settlement agreement provision allows Tampa Electric to request a revenue and ROE increase due to increases in the 30-year U.S. Treasury bond yield rate. On July 1, 2022, Tampa Electric requested to adjust its base rates to collect an additional $10 million annually (prorated in the first year) effective September 1, 2022 and increase its mid-point ROE and upper and lower allowed ranges. On August 16, 2022, the FPSC approved the change. The new mid-point ROE is 10.20%, and the range is 9.25% to 11.25% effective July 1, 2022.

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

In September 2022, Tampa Electric was impacted by Hurricane Ian. The majority of Hurricane Ian restoration costs will be charged against Tampa Electric’s FPSC approved storm reserve, resulting in minimal impact on earnings and capital expenditures. Total restoration costs are estimated to be $130 million ($68 million incurred in September 2022 and $62 million expected in the fourth quarter of 2022), with approximately $126 million expected to be charged to the storm reserve ($67 million in September 2022 and $59 million expected in the fourth quarter of 2022). Restoration costs charged to the storm reserve are expected to exceed the reserve balance and this amount will be deferred and collected from customers in subsequent periods. Tampa Electric expects to petition the FPSC in late 2022 or early 2023 for recovery of storm costs. Recovery will include costs associated with Hurricane Ian that exceeded the reserve, $10 million of storm restoration costs charged to the reserve since 2018, and the replenishment of the balance in the reserve to the $56 million level that existed as of October 31, 2013 for a total of approximately $136 million.

Tampa Electric Storm Protection Cost Recovery Clause and Settlement Agreement

On October 3, 2019, the FPSC issued a rule to implement a Storm Protection Plan (SPP) Cost Recovery Clause. This clause provides a process for Florida investor-owned utilities, including Tampa Electric, to recover transmission and distribution storm hardening costs for incremental activities not already included in base rates. A settlement agreement was approved on August 10, 2020 and Tampa Electric’s cost recovery began in January 2021. The current approved plan addresses the years 2020, 2021 and 2022, and in April 2022 Tampa Electric submitted a new plan to determine cost recovery in 2023, 2024, and 2025. On October 4, 2022, the FPSC approved Tampa Electric’s SPP.

PGS Base Rates

On June 8, 2020, PGS filed a petition for an increase in rates and service charges effective January 2021. On November 19, 2020, the FPSC approved a settlement agreement filed by PGS and OPC. The settlement agreement provides for an increase in base rates by $58 million annually effective January 2021, which is a $34 million increase in revenue and $24 million increase of revenues previously recovered through the cast iron and bare steel replacement rider. This settlement agreement includes an allowed regulatory ROE range of 8.90% to 11.00% with a 9.90% midpoint, including the ability to reverse a total of $34 million of accumulated depreciation through 2023. During the three and nine months ended September 30, 2022, PGS reversed $4 million and $14 million, respectively, of the $34 million accumulated depreciation. No amounts were reversed prior to 2022. In addition, the agreement set new depreciation rates effective January 1, 2021 that are consistent with PGS’s current overall average depreciation rate. Under the agreement, base rates are frozen from January 1, 2021 to December 31, 2023, unless its earned ROE were to fall below 8.90% before that time with an allowed equity in the capital structure of 54.7% from investor sources of capital.

PGS Storm Restoration Cost Recovery

On September 28, 2022, Hurricane Ian made landfall in Southwest Florida, impacting PGS’s Fort Myers and Sarasota divisions. The estimated restoration costs are expected to be up to $3 million and will be charged against PGS’s FPSC approved storm reserve, resulting in minimal impact on earnings. Any amount above the storm reserve balance of $1 million will be recorded as a regulatory asset for future recovery.

PGS Mid-Course Adjustment to Fuel Recovery

In May 2022, PGS filed a request with the FPSC for a mid-course correction to its 2022 purchased gas adjustment (PGA) factor cap. The request was initiated due to an increase in the price of natural gas. The PGA factor serves as a cap on the rate charged to customers and may be adjusted monthly. On July 7, 2022, the FPSC voted to approve the mid-course adjustment. Effective August 1, 2022, the PGA cap changed from $1.19163 per therm to $1.70492 per therm. Since the PGA is an approved range, the impact will depend on fluctuations in natural gas pricing and customer usage. At September 30, 2022, PGS was not in an under recovery position.

Regulatory Assets and Liabilities

Details of the regulatory assets and liabilities are presented in the following table:

Regulatory Assets and Liabilities
(millions)	September 30, 2022	December 31, 2021
Regulatory assets:
Regulatory tax asset (1)	$131	$117
Cost-recovery clauses (2)	441	89
Capital cost recovery for early retired assets (3)	502	518
Environmental remediation (4)	22	22
Postretirement benefits (5)	215	230
Asset retirement obligation (6)	12	11
Storm reserve (7)	21	0
Other	23	15
Total regulatory assets	1,367	1,002
Less: Current portion	524	136
Long-term regulatory assets	$843	$866
Regulatory liabilities:
Regulatory tax liability (8)	$625	$638
Cost-recovery clauses - deferred balances (2)	43	16
Accumulated reserve - cost of removal (9)	476	468
Storm reserve (7)	0	46
Other	5	2
Total regulatory liabilities	1,149	1,170
Less: Current portion	73	78
Long-term regulatory liabilities	$1,076	$1,092

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
(2)
These assets and liabilities are related to FPSC clauses and riders, primarily related to the fuel clause and the increase in natural gas prices. They are recovered or refunded through cost-recovery mechanisms approved by the FPSC on a dollar-for-dollar basis in a subsequent period.
(3)
This regulatory asset is related to the remaining net book value of Big Bend Units 1 through 3 and meter assets that were retired. The balance earns a rate of return as permitted by the FPSC and will be recovered as a separate line item on customer bills for a period of 15 years. See “Tampa Electric Base Rates” above for further information.
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
(7)
See "Tampa Electric Storm Restoration Cost Recovery" and "PGS Storm Restoration Cost Recovery" above for information regarding this reserve. The regulatory asset is included in rate base and earns a rate of return as permitted by the FPSC. The timing of recovery is expected to be determined by a petition approved by the FPSC.
(8)
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

(9)
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

4. Income Taxes

Inflation Reduction Act

On August 16, 2022, the Inflation Reduction Act was signed into legislation and includes numerous tax incentives for clean energy, including solar, as well as several revenue raising provisions. TEC is evaluating the impact of the new legislation and does not expect a material impact on the consolidated financial statements.

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

TEC’s effective tax rates for the nine months ended September 30, 2022 and 2021 were 19.7% and 15.4%, respectively. The September 30, 2022 and 2021 effective tax rates are an estimate of the annual effective income tax rate. TEC’s effective tax rate for the nine months ended September 30, 2022 and 2021 differed from the statutory rate principally due to the amortization of the regulatory tax liability resulting from tax reform. The effective tax rate for the nine months ended September 30, 2022 is higher compared to the same period in 2021 primarily due to lower tax benefit from the amortization of the regulatory tax liability and lower amortization of investment tax credits. See Note 3 for further information regarding the regulatory tax liability.

Unrecognized Tax Benefits

As of September 30, 2022 and December 31, 2021, the amount of unrecognized tax benefits was $7 million and $6 million, respectively, all of which was recorded as a reduction of deferred income tax assets for tax credit carryforwards. TEC had $7 million and $6 million of unrecognized tax benefits at September 30, 2022 and December 31, 2021, respectively, that, if recognized, would reduce TEC’s effective tax rate.

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

TECO Energy Benefit Cost
(millions)	Pension Benefits		Other Postretirement Benefits
Three months ended September 30,	2022	2021	2022	2021
Components of net periodic benefit cost
Service cost	$5	$3	$0	$1
Interest cost	6	5	1	1
Expected return on assets	(13)	(13)	0	0
Amortization of:
Actuarial loss (gain)	4	7	1	1
Net periodic benefit cost	$2	$2	$2	$3
Nine months ended September 30,
Components of net periodic benefit cost
Service cost	$14	$14	$1	$2
Interest cost	18	16	4	4
Expected return on assets	(39)	(39)	0	0
Amortization of:
Actuarial loss (gain)	13	18	1	1
Settlement cost	1	0	0	0
Net periodic benefit cost	$7	$9	$6	$7

TEC’s portion of the net periodic benefit cost for the three months ended September 30, 2022 and 2021, respectively, was $1 million and $2 million for pension benefits, and $2 million and $3 million for other postretirement benefits. TEC’s portion of the net periodic benefit cost for the nine months ended September 30, 2022 and 2021, respectively, was $5 million and $7 million for pension benefits, and $7 million and $8 million for other postretirement benefits. TEC’s portion of net periodic benefit costs for pension and other benefits is included as an expense on the Consolidated Condensed Statements of Income in “Operations & maintenance”.

TECO Energy assumed a long-term EROA of 6.50% and a discount rate of 2.78% for pension benefits under its qualified pension plan for 2022. For TECO Energy’s other postretirement benefits, TECO Energy used a discount rate of 2.84% for 2022.

TECO Energy made contributions of $19 million and $21 million to its qualified pension plan in the nine months ended September 30, 2022 and 2021, respectively. TEC’s portion of these contributions was $15 million and $17 million, respectively. TECO Energy does not expect to make additional contributions to the pension plan for the remainder of 2022.

Included in the benefit cost discussed above, for the three and nine months ended September 30, 2022, $5 million and $14 million, respectively, of unamortized prior service benefits and costs and actuarial gains and losses were reclassified by TEC from regulatory assets to the Consolidated Condensed Statement of Income, compared with $8 million and $19 million for the three and nine months ended September 30, 2021, respectively.

6. Short-Term Debt

Details of TEC’s short-term borrowings are presented in the following table:

	September 30, 2022				December 31, 2021
		Borrowings	Borrowings	Letters		Borrowings	Borrowings	Letters
	Credit	Outstanding -	Outstanding -	of Credit	Credit	Outstanding -	Outstanding -	of Credit
(millions)	Facilities	Credit Facilities (1)	Commercial Paper	Outstanding	Facilities	Credit Facilities (1)	Commercial Paper (1)	Outstanding
5-year facility (2)	$800	$0	$350	$1	$800	$0	$245	$1
1-year term facility (3)	500	500	0	0	500	500	0	0
Total	$1,300	$500	$350	$1	$1,300	$500	$245	$1

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
(3)
On December 17, 2021, TEC entered into a 1-year term facility that matures on December 16, 2022.

At September 30, 2022, these credit facilities required a commitment fee of 12.5 basis points. The weighted-average interest rate on borrowings outstanding under the credit facilities and commercial paper at September 30, 2022 and December 31, 2021 was 3.57% and 0.58%, respectively.

7. Long-Term Debt

Fair Value of Long-Term Debt

At September 30, 2022, TEC’s long-term debt, including the current portion, had a carrying amount of $3,733 million and an estimated fair market value of $3,224 million. At December 31, 2021, TEC’s total long-term debt, including the current portion, had a carrying amount of $3,386 million and an estimated fair market value of $4,036 million. The fair value of the debt securities is determined using Level 2 measurements (see Note 11 for information regarding the fair value hierarchy).

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

Superfund and Former Manufactured Gas Plant Sites

TEC, through its Tampa Electric and PGS divisions, is a PRP for certain superfund sites and, through its PGS division, for certain former MGP sites. While the joint and several liability associated with these sites presents the potential for significant response costs, as of September 30, 2022 and December 31, 2021, TEC has estimated its ultimate financial liability to be $14 million, primarily at PGS. This amount has been accrued and is primarily reflected in the long-term liability section under “Deferred credits and other liabilities” on the Consolidated Condensed Balance Sheets. The environmental remediation costs associated with these sites are expected to be paid over many years.

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

Long-Term Commitments

TEC has commitments for various purchases as disclosed below, including payment obligations under contractual agreements for fuel, fuel transportation and power purchases that are recovered from customers under regulatory clauses. The following is a schedule of future payments under PPAs, minimum lease payments with non-cancelable lease terms in excess of one year, and other net purchase obligations/commitments at September 30, 2022:

				Fuel	Long-term		Demand
	Purchased		Capital	and	Service	Operating	Side
(millions)	Power	Transportation	Projects	Gas Supply	Agreements	Leases	Management	Total

2022	$13	$70	$255	$245	$14	$1	$1	$599
2023	0	267	166	509	30	3	1	976
2024	0	262	64	94	29	3	1	453
2025	0	248	3	42	20	2	0	315
2026	0	239	1	27	21	1	0	289
Thereafter	0	1,949	0	0	52	48	0	2,049
Total future minimum payments	$13	$3,035	$489	$917	$166	$58	$3	$4,681

Debt Covenants

TEC must meet certain financial tests, including a debt to capital ratio, as defined in the applicable debt agreements and has certain restrictive covenants in specific agreements and debt instruments. At September 30, 2022, TEC was in compliance with all required covenants.

9. Segment Information

(millions)	Tampa				Tampa Electric
Three months ended September 30,	Electric	PGS	Eliminations		Company
2022
Revenues - external	$752	$160	$0		$912
Intracompany sales	1	1	(2)		0
Total revenues	753	161	(2)		912
Total interest charges	37	7	0		44
Net income	$153	$16	$0		$169
2021
Revenues - external	$633	$114	$0		$747
Intracompany sales	1	1	(2)		0
Total revenues	634	115	(2)		747
Total interest charges	27	5	0		32
Net income	$134	$15	$0		$149

Nine months ended September 30,
2022
Revenues - external	$1,923	$501	$0		$2,424
Intracompany sales	3	3	(6)		0
Total revenues	1,926	504	(6)		2,424
Total interest charges	99	18	0		117
Net income	$367	$65	$0		$432
2021
Revenues - external	$1,610	$390	$0		$2,000
Intracompany sales	3	2	(5)		0
Total revenues	1,613	392	(5)		2,000
Total interest charges	84	15	0		99
Net income	$302	$60	$0		$362
Total assets at September 30, 2022	$11,811	$2,393	$(752)	(1)	$13,452
Total assets at December 31, 2021	$10,650	$2,209	$(663)	(1)	$12,196
(1)
Amounts primarily relate to consolidated deferred tax reclassifications. Deferred tax assets are reclassified and netted with deferred tax liabilities upon consolidation.

10. Revenue

The following disaggregates TEC’s revenue by major source:

(millions)	Tampa				Tampa Electric
Three months ended September 30, 2022	Electric		PGS	Eliminations	Company
Electric revenue
Residential	$445		$0	$0	$445
Commercial	194		0	0	194
Industrial	45		0	0	45
Regulatory deferrals and unbilled revenue	(23)		0	0	(23)
Other (1)	92		0	(1)	91
Total electric revenue	753		0	(1)	752
Gas revenue
Residential	0		47	0	47
Commercial	0		46	0	46
Industrial (2)	0		7	0	7
Other (3)	0		61	(1)	60
Total gas revenue	0		161	(1)	160
Total revenue	$753		$161	$(2)	$912
Three months ended September 30, 2021
Electric revenue
Residential	$359		$0	$0	$359
Commercial	169		0	0	169
Industrial	46		0	0	46
Regulatory deferrals and unbilled revenue	(7)		0	0	(7)
Other (1)	67	`	0	(1)	66
Total electric revenue	634		0	(1)	633
Gas revenue
Residential	0		41	0	41
Commercial	0		44	0	44
Industrial (2)	0		6	0	6
Other (3)	0		24	(1)	23
Total gas revenue	0		115	(1)	114
Total revenue	$634		$115	$(2)	$747

(millions)	Tampa			Tampa Electric
Nine months ended September 30, 2022	Electric	PGS	Eliminations	Company
Electric revenue
Residential	$1,063	$0	$0	$1,063
Commercial	501	0	0	501
Industrial	129	0	0	129
Regulatory deferrals and unbilled revenue	(4)	0	0	(4)
Other (1)	237	0	(3)	234
Total electric revenue	1,926	0	(3)	1,923
Gas revenue
Residential	0	172	0	172
Commercial	0	151	0	151
Industrial (2)	0	22	0	22
Other (3)	0	159	(3)	156
Total gas revenue	0	504	(3)	501
Total revenue	$1,926	$504	$(6)	$2,424

Nine months ended September 30, 2021
Electric revenue
Residential	$867	$0	$0	$867
Commercial	439	0	0	439
Industrial	124	0	0	124
Regulatory deferrals and unbilled revenue	2	0	0	2
Other (1)	181	0	(3)	178
Total electric revenue	1,613	0	(3)	1,610
Gas revenue
Residential	0	157	0	157
Commercial	0	143	0	143
Industrial (2)	0	18	0	18
Other (3)	0	74	(2)	72
Total gas revenue	0	392	(2)	390
Total revenue	$1,613	$392	$(5)	$2,000

(1)
Other electric revenue includes sales to public authorities, off-system sales to other utilities and various other items.
(2)
Industrial gas revenue includes sales to power generation customers.
(3)
Other gas revenue includes off-system sales to other utilities and various other items.

Remaining Performance Obligations

Remaining performance obligations primarily represent lighting contracts and gas transportation contracts with fixed contract terms. As of September 30, 2022 and December 31, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $140 million and $135 million, respectively. This amount includes $12 million of future performance obligations related to an asset management agreement with Emera Energy, a related party, through 2025. As allowed under ASC 606, these amounts exclude contracts with an original expected length of one year or less and variable amounts for which TEC recognizes revenue at the amount to which it has the right to invoice for services performed. TEC expects to recognize revenue for the remaining performance obligations through 2042.

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

As of September 30, 2022 and December 31, 2021, the carrying value of TEC’s short-term debt was not materially different from the fair value due to the short-term nature of the instruments and because the stated rates approximate market rates. The fair value of TEC’s short-term debt is determined using Level 2 measurements. See Note 7 for information regarding the fair value of long-term debt.

Item 2. MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS

Earnings Summary - Unaudited

	Three months ended September 30,		Nine months ended September 30,
(millions)	2022	2021	2022	2021
Revenues
Tampa Electric	$753	$634	$1,926	$1,613
PGS	161	115	504	392
Eliminations	(2)	(2)	(6)	(5)
TEC	$912	$747	$2,424	$2,000

Net income
Tampa Electric	$153	$134	$367	$302
PGS	16	15	65	60
TEC	$169	$149	$432	$362

Operating Results

Third quarter 2022 net income was $169 million, compared to $149 million in the third quarter of 2021. Year-to-date 2022 net income was $432 million, compared to $362 million in the 2021 year-to-date period. Both of the 2022 periods were impacted by higher revenues at Tampa Electric and PGS and lower depreciation and amortization expense at PGS, partially offset by higher O&M expense and the impact on sales of Hurricane Ian at Tampa Electric and PGS and higher depreciation and amortization expense at Tampa Electric. See Operating Company Results below for further detail.

Planned Separation of PGS From TEC

PGS became an operating division of TEC in 1997 when TECO Energy purchased PGS and merged that corporation into TEC. Since then, PGS has operated as a stand-alone regulated utility, including having its own tariff and its own books and records.

With a target date of January 1, 2023, TEC is preparing to transfer the assets used by its PGS division into a separate corporation called Peoples Gas System, Inc. This new corporation would be a wholly owned subsidiary of a newly formed gas operations holding company, TECO Gas Operations, Inc., a wholly owned subsidiary of TECO Energy. The planned transaction will be seamless to customers and will only involve administrative changes to PGS’s tariff, territorial agreements, or special contracts. On January 1, 2023, the assets, liabilities, and equity that have been recorded in the books of PGS are planned to be moved from TEC to the newly formed Peoples Gas System, Inc. at book value. Included in the liabilities transferred will be PGS’s allocation of outstanding unsecured notes issued by TEC and outstanding short-term borrowings. These combined borrowings are planned to be converted into an Intercompany Debt Agreement with TEC. The initial obligation of Peoples Gas System, Inc. under the Intercompany Debt Agreement is expected to be approximately $800 million. This is a transaction between entities under common control; therefore, TEC will not recognize a gain or loss on the transaction.

There can be no assurance that the planned separation transaction will ultimately occur or, if one does occur, of its terms or timing. Approval by the FPSC is not required for this transaction.

Operating Company Results

Amounts included in the operating company discussions below are pre-tax, except net income and income taxes.

Electric Division

Tampa Electric’s net income for the third quarter of 2022 was $153 million, compared with $134 million for the same period in 2021. Results primarily reflected higher revenues resulting from the 2021 rate case settlement agreement, revenues related to capital cost recovery for early retired assets and customer growth, partially offset by higher O&M expense and depreciation expense.

Revenues were $119 million higher than in the same quarter in 2021 primarily driven by higher fuel recovery clause revenue of $43 million as a result of higher fuel costs, increased base revenues of $39 million, and revenues related to capital cost recovery for early retired assets of $20 million. Base revenues, which are energy sales excluding revenues from clauses, capital cost recovery for early retired assets, gross receipts taxes and franchise fees, increased primarily due to new base rates as a result of the 2021 rate case settlement agreement, customer growth and favorable weather, partially offset by the impact on sales of Hurricane Ian. Total degree days (a measure of heating and cooling demand) in Tampa Electric's service area in the third quarter of 2022 were 8% above normal (a 20-year statistical degree day average) and 2% above the 2021 period, reflecting favorable weather in the third quarter of 2022 compared to 2021. Total net energy for load, which is a calendar measurement of energy output, in the third quarter of 2022 was 1% higher than the same period in 2021.

O&M expense, excluding all FPSC-approved cost-recovery clauses, was $11 million higher than in the same period in 2021 due to higher employee benefit costs, generation costs related to outages and higher transmission and distribution costs. Depreciation and amortization expense, excluding all FPSC-approved cost-recovery clauses, increased $10 million in the third quarter of 2022 compared to the same period in 2021, primarily due to additions to facilities and the in-service of generation projects.

Tampa Electric’s net income year-to-date 2022 was $367 million, compared with $302 million for the same period in 2021. Results primarily reflected higher revenues resulting from the 2021 rate case settlement agreement, revenues related to capital cost recovery for early retired assets, favorable weather and customer growth, partially offset by higher depreciation expense and higher O&M expense.

Revenues were $313 million higher than year-to-date 2021 primarily driven by higher base revenues of $125 million, higher fuel recovery clause revenue of $93 million as a result of increased fuel costs and revenues related to capital cost recovery for early retired assets of $52 million. Base revenue increased due to new base rates as a result of the 2021 rate case settlement agreement, favorable weather and customer growth. Total degree days in Tampa Electric's service area year-to-date 2022 were 12% above normal (a 20-year statistical degree day average) and 7% above the 2021 period, reflecting favorable weather year-to-date in 2022 compared to 2021. Total net energy for load, which is a calendar measurement of energy output, year-to-date 2022 was 3% higher than year-to-date 2021.

O&M expense, excluding all FPSC-approved cost-recovery clauses, was $17 million higher than year-to-date 2021 primarily due to higher transmission and distribution, employee benefit costs, and insurance. Depreciation and amortization expense, excluding all FPSC-approved cost-recovery clauses, increased $24 million year-to-date 2022 primarily due to additions to facilities and the in-service of generation projects.

Tampa Electric’s regulated operating statistics for the three and nine months ended September 30, 2022 and 2021 were as follows:

(millions, except customers and total degree days)	Operating Revenues			Kilowatt-Hours Billed
Three months ended September 30,	2022	2021	% Change	2022	2021	% Change
By Customer Type
Residential (1)	$445	$359	24	3,252	3,104	5
Commercial (1)	194	169	15	1,839	1,769	4
Industrial (1)	45	46	(2)	527	570	(8)
Other (1)	58	52	12	529	505	5
Regulatory deferrals and unbilled revenue (2)	(23)	(7)	229
Total retail sales of electricity	719	619	16	6,147	5,948	3
Off system sales of electricity	13	3	333	112	55	104
Other operating revenue	21	12	75
Total revenues	$753	$634	19	6,259	6,003	4
Retail net energy for load (kilowatt hours)	6,336	6,256	1
Total degree days	1,821	1,781	2

(millions, except customers and total degree days)	Operating Revenues			Kilowatt-Hours Billed
Nine months ended September 30,	2022	2021	% Change	2022	2021	% Change
By Customer Type
Residential (1)	$1,063	$867	23	7,847	7,629	3
Commercial (1)	501	439	14	4,789	4,619	4
Industrial (1)	129	124	4	1,561	1,585	(2)
Other (1)	160	142	13	1,459	1,417	3
Regulatory deferrals and unbilled revenue (2)	(4)	2	(300)
Total retail sales of electricity	1,849	1,574	17	15,656	15,250	3
Off system sales of electricity	32	4	700	346	82	322
Other operating revenue	45	35	29
Total revenues	$1,926	$1,613	19	16,002	15,332	4
Customers at September 30, (thousands)	823	805	2
Retail net energy for load (kilowatt-hours)	16,663	16,208	3
Total degree days	3,983	3,734	7

(1)
Reflects a billing cycle measurement.
(2)
Primarily reflects unbilled revenue, which incorporates a calendar measurement, and postings for clause recovery deferrals.

Natural Gas Division

PGS had net income of $16 million for the third quarter, compared with $15 million in the third quarter of 2021. Revenues were $46 million higher than in the third quarter of 2021 primarily due to higher off-system sales and higher PGA clause-related revenues. The base revenue increase of $3 million was primarily due to off-system sales and customer growth (4.9% higher number of customers in the third quarter of 2022 compared to the third quarter of 2021). Operations and maintenance expense, excluding all FPSC-approved cost-recovery clauses, was $2 million higher than the 2021 quarter primarily due to higher labor and contractor costs. Depreciation and amortization decreased $3 million in the third quarter of 2022 due to the $4 million reversal of accumulated depreciation, partially offset by increases due to asset growth. The PGS rate case settlement, which was approved in November 2020, provides the ability to reverse a total of $34 million of accumulated depreciation through 2023 (see Note 3 to the TEC Consolidated Financial Statements for further information).

PGS had net income of $65 million for the 2022 year-to-date period, compared with $60 million in the 2021 period. Revenues were $112 million higher than in the prior period primarily due to higher off-system sales and higher PGA clause-related revenues.

The base revenue increase of $8 million was primarily due to customer growth and off-system sales. Operations and maintenance expense, excluding all FPSC-approved cost-recovery clauses, was $7 million higher than in 2021 primarily due to the same quarterly drivers disclosed in the quarter-to-date period above. Depreciation and amortization decreased $10 million in the 2022 period due to the $14 million reversal of accumulated depreciation as provided for in PGS’s 2020 settlement agreement, partially offset by increases due to asset growth. Earnings on the cast iron and bare steel replacement rider were $2 million higher in the 2022 period.

PGS’s regulated operating statistics for the three and nine months ended September 30, 2022 and 2021 were as follows:

(millions, except customers)	Operating Revenues			Therms
Three months ended September 30,	2022	2021	% Change	2022	2021	% Change
By Customer Type
Residential	$47	$41	15	13	15	(13)
Commercial	46	44	5	116	120	(3)
Industrial	5	4	25	98	111	(12)
Power generation	2	2	0	233	222	5
Off system sales	38	7	443	32	14	129
Other operating revenues	19	14	36
Total	$157	$112	40	492	482	2
By Sales Type
System supply	$101	$61	66	51	37	38
Transportation	37	37	0	441	445	(1)
Other operating revenues	19	14	36
Total	$157	$112	40	492	482	2

(millions, except customers)	Operating Revenues			Therms
Nine months ended September 30,	2022	2021	% Change	2022	2021	% Change
By Customer Type
Residential	$172	$157	10	72	74	(3)
Commercial	151	143	6	393	386	2
Industrial	15	13	15	325	340	(4)
Power generation	7	5	40	638	640	(0)
Off system sales	84	17	394	91	39	133
Other operating revenues	65	48	35
Total	$494	$383	29	1,519	1,479	3
By Sales Type
System supply	$307	$215	43	188	138	36
Transportation	122	120	2	1,331	1,341	(1)
Other operating revenues	65	48	35
Total	$494	$383	29	1,519	1,479	3
Customers at September 30, (thousands)	461	440	5

Other Income

For the third quarter of 2022 and 2021, TEC’s other income was $14 million and $13 million, respectively, and included AFUDC-equity of $8 million and $12 million, respectively. For the year-to-date periods in 2022 and 2021, TEC’s other income was $37 million and $36 million, respectively, and included AFUDC-equity of $25 million and $32 million, respectively. The decrease in AFUDC-equity was primarily due to the timing of Tampa Electric’s modernization of its Big Bend Power Station and its smart meter project.

Interest Expense

For the third quarter of 2022 and 2021, TEC’s interest expense, excluding AFUDC-debt, was $48 million and $37 million, respectively. For the year-to-date periods in 2022 and 2021, TEC’s interest expense, excluding AFUDC-debt, was $126 million and $114 million, respectively. The increase was due to higher interest rates and higher borrowings to support TEC’s ongoing capital investment program.

Income Taxes

The provisions for income taxes were $38 million and $25 million for the three months ended September 30, 2022 and 2021, respectively, and $106 million and $66 million for the nine months ended September 30, 2022 and 2021, respectively. Compared to the 2021 periods, the increase in the provision for income taxes for the three and nine months ended September 30, 2022 was primarily the result of higher pre-tax income and higher state tax. For the three months and nine months ended September 30, 2021 the company recorded a lower state tax expense to reflect the impact of a state tax rate decrease effective for January 1, 2021 to December 31, 2021.

Liquidity and Capital Resources

The table below sets forth the September 30, 2022 liquidity, cash balances and amounts available under the TEC credit facilities.

(millions)
Credit facilities	$1,300
Drawn amounts/letters of credit	(851)
Available credit facilities	449
Cash and short-term investments	85
Total liquidity	$534

Cash Impacts Related to Operating Activities

Cash flows from operating activities for the nine months ended September 30, 2022 were $464 million, a decrease of $164 million compared to the same period in 2021. Decreases to cash from operations were primarily the result of higher fuel under-recoveries due to increased natural gas prices, partially offset by higher base revenues resulting from new base rates as a result of the 2021 rate case agreement, customer growth and favorable weather. Tampa Electric expects to end 2022 with a fuel under-recovery balance and to petition the FPSC in late 2022 or early 2023 for recovery in subsequent periods.

Cash Impacts Related to Financing Activities

Cash flows from financing activities for the nine months ended September 30, 2022 resulted in net cash inflows of $572 million. TEC received $595 million of proceeds from long-term debt, $470 million of equity contributions from Parent and $105 million of net proceeds from short-term debt with maturities with 90 days or less. These increases in cash flows were partially offset by dividend payments to Parent of $348 million and repayment of long-term debt of $250 million. See Note 7 to the TEC Consolidated Financial Statements for information regarding TEC's long-term debt issuance in July 2022.

Covenants in Financing Agreements

In order to utilize its bank credit facilities, TEC must meet certain financial tests as defined in the applicable agreements. In addition, TEC has certain restrictive covenants in specific agreements and debt instruments. At September 30, 2022, TEC was in compliance with all applicable financial covenants. The following table contains the significant financial covenant and the performance relative to it at September 30, 2022.

Significant Financial Covenants

			Calculation at
Instrument (1)	Financial Covenant (2)	Requirement/Restriction	September 30, 2022
Credit facility - $800 million	Debt/capital	Cannot exceed 65%	46.2%
Term facility- $500 million	Debt/capital	Cannot exceed 65%	46.2%

(1)
See Note 6 to the TEC Consolidated Condensed Financial Statements for details of the credit facility.
(2)
As defined in the instrument.

Credit Ratings of Senior Unsecured Debt at September 30, 2022

	S&P		Moody’s		Fitch
Credit ratings of senior unsecured debt	BBB+		A3		A
Credit ratings outlook	Stable	(1)	Stable	(1)	Stable

(1)
On October 24, 2022 and November 2, 2022, S&P and Moody's, respectively, changed the outlook to negative from stable due to changes in the credit outlook of Emera.

Certain of TEC’s derivative instruments contain provisions that require TEC’s debt to maintain investment grade credit ratings.

Commitments and Contingencies

See Note 8 to the TEC Consolidated Condensed Financial Statements for information regarding TEC’s commitments and contingencies as of September 30, 2022.

Regulatory Matters

See Note 3 to the TEC Consolidated Condensed Financial Statements for information regarding TEC’s regulatory matters as of September 30, 2022.

Fair Value Measurements

TEC's fair value measurements are described in Notes 7 and 11 to the TEC Consolidated Condensed Financial Statements. In addition, TEC considered the impact of nonperformance risk in determining the fair value of derivatives. TEC considered the net position with each counterparty, past performance of both parties and the intent of the parties, indications of credit deterioration and whether the markets in which TEC transacts have experienced dislocation. At September 30, 2022, the fair value of derivatives was not materially affected by nonperformance risk.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by Item 3 is omitted pursuant to General Instruction H(2) of Form 10-Q.

Item 4. CONTROLS AND PROCEDURES

(a)
Evaluation of Disclosure Controls and Procedures. TEC’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of TEC’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2022. Based on such evaluation, TEC’s principal financial officer and principal executive officer have concluded that, as of September 30, 2022, TEC’s disclosure controls and procedures are effective.
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

4.1

Seventeenth Supplemental Indenture dated as of July 12, 2022, between Tampa Electric Company, as issuer, and The Bank of New York Mellon, as trustee, supplementing the Indenture dated as of July 1, 1998, as amended (Exhibit 4.12, Form 8-K dated July 12, 2022 of Tampa Electric Company).

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

TAMPA ELECTRIC COMPANY
(Registrant)

Date: November 10, 2022	By:	/s/ Gregory W. Blunden
Gregory W. Blunden
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)