Form 10-K
period 2022-12-31
TAMPA ELECTRIC CO
filed 2023-02-23
CIK 96271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2022

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

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether Tampa Electric Company is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes ☐ No ☒

The aggregate market value of Tampa Electric Company’s common stock held by non-affiliates of the registrant as of June 30, 2022 was zero.

As of February 20, 2023, there were 10 shares of Tampa Electric Company’s common stock issued and outstanding, all of which were held, beneficially and of record, by TECO Energy, Inc., an indirect wholly-owned subsidiary of Emera Inc.

Tampa Electric Company meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format specified in General Instruction I(2) of Form 10-K.

DEFINITIONS

Acronyms and defined terms used in this and other filings with the U.S. Securities and Exchange Commission include the following:

Term	Meaning

AFUDC	allowance for funds used during construction
AFUDC-debt	debt component of allowance for funds used during construction
AFUDC-equity	equity component of allowance for funds used during construction
APBO	accumulated postretirement benefit obligation
ARO	asset retirement obligation
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BCF	billion cubic feet
CCRs	coal combustion residuals
CMO	collateralized mortgage obligation
CNG	compressed natural gas
CO2	carbon dioxide
COVID-19	coronavirus disease 2019
CPI	consumer price index
CT	combustion turbine
D.C. Circuit Court	D.C. Circuit Court of Appeals
ECRC	environmental cost recovery clause
Emera	Emera Inc., a geographically diverse energy and services company headquartered in Nova Scotia, Canada and the indirect parent company of Tampa Electric Company
EPA	U.S. Environmental Protection Agency
ERISA	Employee Retirement Income Security Act
EROA	expected return on plan assets
EUSHI	Emera US Holdings Inc., a wholly owned subsidiary of Emera, which is the sole shareholder of TECO Energy’s common stock
FASB	Financial Accounting Standards Board
FDEP	Florida Department of Environmental Protection
FERC	Federal Energy Regulatory Commission
FPSC	Florida Public Service Commission
GHG	greenhouse gas
IGCC	integrated gasification combined-cycle
IRS	Internal Revenue Service
ITCs	investment tax credits
kWac	kilowatt on an alternating current basis
LNG	liquefied natural gas
MBS	mortgage-backed securities
MD&A	the section of this report entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations
MGP	manufactured gas plant
MMBTU	one million British Thermal Units
MRV	market-related value
MW	megawatt(s)
MWH	megawatt-hour(s)
NAV	net asset value
Note	Note to consolidated financial statements
NPNS	normal purchase normal sale
O&M expenses	operations and maintenance expenses
OCI	other comprehensive income
OPC	Office of Public Counsel
OPEB	other postemployment benefits
Parent	TECO Energy, Inc., the direct parent company of Tampa Electric Company
PBGC	Pension Benefit Guarantee Corporation
PBO	projected benefit obligation
PGA	purchased gas adjustment
PGS	Peoples Gas System, the gas division of Tampa Electric Company

PGSI	Peoples Gas System, Inc.
PPA	power purchase agreement
PRP	potentially responsible party
R&D	research and development
REIT	real estate investment trust
RFP	request for proposal
ROE	return on common equity
Regulatory ROE	return on common equity as determined for regulatory purposes
S&P	Standard and Poor’s
SCR	selective catalytic reduction
SEC	U.S. Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
SoBRAs	solar base rate adjustments
SPP	storm protection plan
STIF	short-term investment fund
Tampa Electric	Tampa Electric, the electric division of Tampa Electric Company
TEC	Tampa Electric Company
TECO Energy	TECO Energy, Inc., the direct parent company of Tampa Electric Company
TSI	TECO Services, Inc.
U.S. GAAP	generally accepted accounting principles in the United States

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

TEC is a public utility operating within the State of Florida. At December 31, 2022 and for the year then ended, TEC had two operating segments. Its electric division, referred to as Tampa Electric, provides retail electric service to approximately 826,700 customers in West Central Florida with a net winter system generating capacity of 6,549 MW at December 31, 2022. The gas division of TEC, referred to as PGS, is engaged in the purchase, distribution and sale of natural gas for residential, commercial, industrial and electric power generation customers in Florida. With approximately 468,000 customers, PGS has operations in Florida’s major metropolitan areas. Annual natural gas throughput (the amount of gas delivered to its customers, including transportation-only service) in 2022 was approximately 2.0 billion therms.

On January 1, 2023, TEC transferred the assets and liabilities of its PGS division into a separate corporation called Peoples Gas System, Inc. This new corporation is a wholly owned subsidiary of a newly formed gas operations holding company, TECO Gas Operations, Inc., a wholly owned subsidiary of TECO Energy. See Note 1 to the 2022 Annual TEC Consolidated Financial Statements for information regarding the separation of PGS from TEC.

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

For TEC’s revenue and other financial information by operating segments, see Note 11 to the 2022 Annual TEC Consolidated Financial Statements.

TEC Human Capital

TEC had approximately 3,236 employees as of December 31, 2022, substantially all of whom are located in Florida. Tampa Electric had approximately 2,469 employees as of December 31, 2022, of which 698 were represented by the International Brotherhood of Electrical Workers and 165 were represented by the Office and Professional Employees International Union. PGS had approximately 767 employees as of December 31, 2022. Approximately 94 employees in four of PGS’s 14 service areas and call center are represented by various union organizations.

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

TAMPA ELECTRIC – Electric Operations

TEC’s Tampa Electric division is engaged in the generation, purchase, transmission, distribution and sale of electric energy. The retail territory served comprises an area of about 2,000 square miles in West Central Florida, including Hillsborough County and parts of Polk, Pasco and Pinellas Counties. The principal communities served are Tampa, Temple Terrace, Winter Haven, Plant City and Dade City. Tampa Electric engages in wholesale sales to utilities and other resellers of electricity. At December 31, 2022, Tampa

Electric had two generating stations in or near Tampa, one generating station in southwestern Polk County, and 21 photovoltaic power stations (twelve in Hillsborough County, eight in Polk County, and one in Pasco County).

The sources of Tampa Electric’s operating revenue and MWH sales were as follows:

Tampa Electric Operating Revenue

(millions)	2022	2021	2020
By Customer Type
Residential	$1,381	$1,156	$1,018
Commercial	666	602	506
Industrial	176	172	133
Other sales of electricity	215	194	165
Regulatory deferrals and unbilled revenue	(12)	(8)	(25)
Total energy sales	2,426	2,116	1,797
Off system sales	37	6	3
Other	60	52	49
Total revenues	$2,523	$2,174	$1,849
By Sales Type
Base	$1,342	$1,179	$1,190
Clause	901	836	522
Capital cost recovery for early retired assets	69	0	0
Other	211	159	137
Total revenues	$2,523	$2,174	$1,849

Megawatt-hour Sales

(thousands)	2022	2021	2020
Residential	10,109	9,941	10,122
Commercial	6,300	6,144	6,058
Industrial	2,111	2,122	1,891
Other sales of electricity	1,947	1,886	1,883
Total retail	20,467	20,093	19,954
Off system sales	405	114	75
Total energy sold	20,872	20,207	20,029

No significant part of Tampa Electric’s business is dependent upon a single or limited number of customers where the loss of any one or several would have a significant adverse effect on Tampa Electric. Tampa Electric experiences summer peak loads due to the use of air conditioning and other cooling equipment and winter peak loads due to electric space heating and fewer daylight hours.

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

Tampa Electric’s 2022 base rates reflect a settlement agreement approved by the FPSC on November 10, 2021. Tampa Electric’s 2021 and 2020 results reflect a settlement agreement approved by the FPSC on November 6, 2017. See Note 3 to the 2022 Annual TEC Consolidated Financial Statements for information regarding Tampa Electric’s base rates, ROE and other regulatory matters.

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

During the fourth quarter of 2022, the FPSC approved cost-recovery rates for the above clauses effective January 1, 2023. See Note 3 to the 2022 Annual TEC Consolidated Financial Statements for further information. In addition, Tampa Electric’s 2021 rate case settlement agreement established a mechanism to recover the costs of retiring coal generation units and meter assets over a period of 15 years. The recovery started in January 2022 and will survive the term of the settlement agreement.

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

Generation Sources

In 2022 and 2021, approximately 86% and 86%, respectively, of Tampa Electric’s gross generation of electricity was natural gas-fired, with solar representing 7% and 6%, respectively, and coal representing 7% and 8%, respectively. In 2022 and 2021, Tampa Electric used its generating units to meet approximately 90% and 89%, respectively, of the total system load requirements, with the remaining 10% and 11%, respectively coming from purchased power. Tampa Electric is required to maintain a generation capacity greater than firm peak demand. Tampa Electric meets the planning criteria for reserve capacity established by the FPSC, which is a 20% reserve margin over firm peak demand. See MD&A - Capital Investments for information regarding TEC’s forecasted capital investments in generation sources, including solar projects and the modernization of the Big Bend Power Station.

The table below presents information regarding Tampa Electric’s generation costs.

Average cost per MMBTU	2022	2021	2020
Natural Gas (1)	$8.32	$4.83	$3.31
Coal (2)	3.52	3.49	3.69

Average generation cost per MWh (3)	37.85	33.73	20.27

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

Natural Gas. Tampa Electric maintains gas commodity, pipeline transportation and storage contracts. As of December 31, 2022, approximately 80% of Tampa Electric’s 2.0 million BCF of gas storage capacity was full. Tampa Electric has contracted for 62% of its expected gas needs for the January through December 2023 period. Tampa Electric expects to issue RFPs to meet its remaining 2023 gas needs and begin contracting for its 2024 requirements. Additional volume requirements are purchased in the short-term spot market.

Coal. Tampa Electric burned less than 0.6 million tons of coal during 2022. Coal consumption is expected to decrease in 2023 compared to 2022. Consistent with 2022, Tampa Electric will be purchasing its coal in 2023 under a contract with two different commodity suppliers. Tampa Electric takes coal deliveries primarily by water and uses transportation agreements with a rail provider if spot coal supplies are needed.

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

Tampa Electric has franchise agreements with 13 incorporated municipalities within its retail service area. At December 31, 2022, these agreements have various expiration dates ranging through 2052 and are expected to be renewed under similar terms and conditions.

Franchise fees expense totaled $56 million and $49 million in 2022 and 2021, respectively. Franchise fees are calculated using a formula based primarily on electric revenues and are recovered on a dollar-for-dollar basis from customers.

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

PEOPLES GAS SYSTEM – Gas Operations

On January 1, 2023, TEC transferred the assets and liabilities of its PGS division into a separate corporation called Peoples Gas System, Inc. This new corporation is a wholly owned subsidiary of a newly formed gas operations holding company, TECO Gas Operations, Inc., a wholly owned subsidiary of TECO Energy. See Note 1 to the 2022 Annual TEC Consolidated Financial Statements for information regarding the separation of PGS from TEC. The following is a summary of the PGS division as operated under TEC through December 31, 2022. From and after January 1, 2023, the PGS business is no longer operated by TEC.

PGS is engaged in the purchase, distribution and sale of natural gas for residential, commercial, industrial and electric power generation customers in the state of Florida.

Gas is delivered to the PGS distribution system through three interstate pipelines. PGS operates a natural gas distribution system that serves approximately 468,000 customers. The system includes approximately 15,100 miles of gas mains and 8,400 miles of service lines (see PGS’s Franchises and Other Rights section below).

In 2022, the total throughput for PGS was approximately 2 billion therms. Of this total throughput, 7% was gas purchased and resold to customers by PGS, 88% was third-party supplied gas that was delivered to transportation-only customers and 5% was gas sold off-system (i.e., to customers not connected to PGS’s distribution system).

PGS provides transportation service to customers utilizing gas-fired technology in the production of electric power. In addition, PGS provides gas transportation service to large LNG facilities located in Jacksonville, Florida. PGS has seen continuing interest and development in compressed natural gas vehicles and renewable natural gas operations. There are 56 compressed natural gas filling stations connected to the PGS distribution system. See the PGS Operating Results section of the MD&A for information on the impact of natural gas vehicles on PGS’s operations.

Revenues and therms for PGS for the years ended December 31 were as follows:

	Revenues			Therms
(millions)	2022	2021	2020	2022	2021	2020
Residential	$229	$212	$158	98	100	91
Commercial	200	191	135	529	518	476
Industrial	21	18	17	429	455	460
Off-system sales	98	23	30	109	48	126
Power generation	10	7	6	822	816	955
Other revenues	86	65	75	-	-	-
Total	$644	$516	$421	1,987	1,937	2,108

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

See Note 3 to the 2022 Annual TEC Consolidated Financial Statements for further information regarding PGS’s base rates, ROE and other regulatory matters.

Cost Recovery Clauses and Riders

PGS recovers the costs it pays for gas supply and interstate transportation for system supply through a PGA clause. This clause is designed to recover the actual costs incurred by PGS for purchased gas, gas storage services, interstate pipeline capacity, and other related items associated with the purchase, distribution, and sale of natural gas to its customers. These charges may be adjusted monthly based on a cap approved annually in an FPSC hearing. The cap is based on estimated costs of purchased gas and pipeline capacity, and estimated customer usage for a calendar year recovery period, with a true-up adjustment to reflect the variance of actual costs and usage from the projected charges for prior periods. The current PGA cap rate, effective January 2023, was approved by the FPSC in November 2022.

In addition to its base rates and PGA clause charges, PGS customers also pay a per-therm charge for energy conservation and pipeline replacement programs. The conservation charge is intended to permit PGS to recover prudently incurred expenditures in developing and implementing cost effective energy conservation programs which are mandated by Florida law and approved and monitored by the FPSC. PGS is also permitted to recover the return on, depreciation expenses and applicable taxes associated with the replacement of cast iron/bare steel infrastructure. The FPSC approved a replacement program of approximately 5%, or 500 miles, of the PGS system over a 10-year period beginning in 2013. In February 2017, the FPSC approved an amendment to the cast iron bare steel rider to include certain plastic materials and pipe deemed obsolete by Pipeline and Hazardous Materials Safety Administration, totaling approximately 550 miles. The majority of the cast iron and bare steel pipe has been removed from the system, with the replacement of obsolete plastic pipe continuing under the rider through 2028.

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

In Florida, gas service is unbundled for all non-residential customers. PGS offers unbundled transportation service to all non-residential customers, and residential customers consuming in excess of 1,999 therms annually, allowing these customers to purchase commodity gas from a third party but continue to pay PGS for the transportation. Because the commodity portion of bundled sales is included in operating revenues at the cost of the gas on a pass-through basis, there is no net earnings effect when a customer shifts to transportation-only sales. As a result, PGS receives its base rate for distribution regardless of whether a customer decides to opt for transportation-only service or continue bundled service. As of December 31, 2022, PGS had approximately 26,900 transportation-only customers out of approximately 42,700 eligible customers.

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

Franchises and Other Rights

PGS holds franchise and other rights with 122 municipalities and districts throughout Florida. These franchises govern the placement of PGS’s facilities on the public rights-of-way as it carries on its retail business in the localities it serves. The franchises are irrevocable and are not subject to amendment without the consent of PGS. Municipalities are prohibited from granting any franchise for a term exceeding 30 years. PGS’s franchise agreements have various expiration dates through 2052. PGS expects to negotiate up to 16 franchise renewals in 2023 under similar terms, in addition to those franchise agreements that have auto renewals effective during 2023. Franchise fees expense totaled $15 million and $13 million in 2022 and 2021, respectively. Franchise fees are calculated using various formulas which are based principally on natural gas revenues. Franchise fees are recovered on a dollar-for-dollar basis from the respective customers within each franchise area.

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

Environmental Matters

PGS’s operations are subject to federal, state and local statutes, rules and regulations relating to the discharge of materials into the environment and the protection of the environment that generally require monitoring, permitting and ongoing expenditures. See Note 8 to the 2022 Annual TEC Consolidated Financial Statements and the Environmental Compliance section of the MD&A for additional information.

Item 1A. RISK FACTORS

Risks Relating to TEC’s Business and Strategy

Regulatory, Legislative, and Legal Risks

TEC’s electric utility is regulated; changes in regulation or the regulatory environment could reduce revenues, increase costs or competition.

TEC’s electric utility operates in a regulated industry. Retail operations, including the rates charged and costs eligible for recovery under clauses, are regulated by the FPSC, and Tampa Electric’s wholesale power sales and transmission services are subject to regulation by the FERC. Changes in regulatory requirements or regulatory actions could have an adverse effect on TEC’s financial performance by, for example, reducing revenues, increasing competition or costs, threatening investment recovery or impacting rate structure. Additionally, if regulators deny or delay cost recovery approvals, Tampa Electric’s earnings could be negatively impacted.

If Tampa Electric earns returns on equity above its allowed range, indicating a trend, those earnings could be subject to review by the FPSC. Ultimately, prolonged returns above its allowed range could result in credits or refunds to customers, which could reduce future earnings and cash flow.

Changes in the environmental and land use laws and regulations affecting its business could increase TEC’s costs or curtail its activities.

TEC’s business is subject to regulation by various governmental authorities dealing with air, water and other environmental matters. Changes in compliance requirements or the interpretation by governmental authorities of existing requirements may impose additional costs on TEC, requiring cost-recovery proceedings and/or requiring it to modify its business model.

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

The outcome of the pending rulemaking process and expected further litigation, and its impact on Tampa Electric’s business, is uncertain at this time; however, it could result in increased operating costs and/or decreased operations at Tampa Electric’s coal-fired plants. Tampa Electric currently expects prudently incurred costs for compliance to be recovered through rates. However, timing of recovery could impact earnings and cash flows, and increases in rates charged to customers could result in reduced sales.

The computation of TEC’s provision for income taxes is impacted by changes in tax legislation.

Any changes in tax legislation could affect TEC’s future cash flows and financial position. The value of TEC’s existing deferred tax assets and liabilities are determined by existing tax laws and could be impacted by changes in laws. See Note 4 of the 2022 Annual TEC Consolidated Financial Statements for further information regarding TEC’s income taxes.

Tampa Electric may not be able to secure adequate rights-of-way to construct transmission lines, gas interconnection lines and distribution-related facilities and could be required to find alternate ways to provide adequate sources of energy and maintain reliable service for their customers.

Tampa Electric relies on federal, state and local governmental agencies to secure rights-of-way and siting permits to construct transmission lines, gas interconnection lines and distribution-related facilities. If adequate rights-of-way and siting permits to build new transportation and transmission lines cannot be secured, then Tampa Electric:

•	May need to remove or abandon its facilities on the property covered by rights-of-way or franchises and seek alternative locations for its transmission or distribution facilities;

•	May need to rely on more costly alternatives to provide energy to its customers;

•	May not be able to maintain reliability in its service area;

•	May need to exercise the power of eminent domain, which can be costly and take time; and/or

•	May experience a negative impact on its ability to provide electric service to new customers.

The franchise rights held by Tampa Electric could be lost in the event of a breach by such utilities or could expire and not be renewed.

Tampa Electric holds franchise agreements with counterparties throughout its service area. In some cases, these rights could be lost in the event of a breach of these agreements. These agreements are for set periods and could expire and not be renewed upon expiration of the then-current terms. Some agreements contain provisions allowing municipalities to purchase the portion of the utility’s system located within a given municipality’s boundaries under certain conditions.

Operational and Construction Risks

TEC’s business is sensitive to variations in weather and the effects of extreme weather and have seasonal variations.

TEC’s utility business is affected by variations in general weather conditions including severe weather. Energy sales by its electric utility are particularly sensitive to seasonal variations in weather conditions, including unusually mild summer or winter weather that cause lower energy usage for cooling or heating purposes. Tampa Electric has both summer and winter peak periods that are dependent on weather conditions. Tampa Electric forecasts energy sales based on normal weather, which represents a long-term historical average. If there is unusually mild weather, or if climate change or other factors cause significant variations from normal weather, this could have a material impact on energy sales.

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

Climate change may lead to increased frequency and intensity of weather events and related impacts such as storms, hurricanes, cyclones, heavy rainfall, extreme winds, wildfires, flooding and storm surge. The potential impacts of climate change, such as rising sea levels and larger storm surges from more intense hurricanes, can combine to produce even greater damage to coastal generation and other facilities. Climate change is also characterized by rising global temperatures. Increased air temperatures may bring increased frequency and severity of wildfires, including within TEC’s service territory. Refer to “variations in weather” above.

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

Continued effects of the COVID-19 pandemic, or an outbreak of infectious disease, another pandemic or a similar public health threat could have a negative impact on TEC’s operations.

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

Tampa Electric depends on third parties to supply fuel, including natural gas, oil and coal. As a result, there are risks of supply interruptions and fuel-price volatility. Disruption of fuel supplies or transportation services for fuel, whether because of weather-related problems, strikes, lock-outs, break-downs of transportation facilities, pipeline failures or other events, could impair the ability to deliver electricity and gas or generate electricity and could adversely affect operations. The loss of fuel suppliers or the inability to renew existing coal and natural gas contracts at favorable terms could significantly affect the ability to serve customers and have an adverse impact on the financial condition and results of operations of TEC.

Commodity price changes may affect the operating costs and competitive positions of TEC’s business.

TEC’s business is sensitive to changes in gas, coal, oil and other commodity prices. Any changes in the availability of these commodities could affect the prices charged by suppliers as well as suppliers’ operating costs and the competitive positions of their products and services.

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

Developments in technology could reduce demand for electricity.

Research and development activities are ongoing for new technologies that produce power or reduce power consumption. These technologies include renewable energy, customer-oriented generation, energy storage, energy efficiency and more energy-efficient appliances and equipment. Advances in these or other technologies could reduce the cost of producing electricity, or otherwise make Tampa Electric’s existing generating facilities uneconomic. Advances in such technologies could reduce demand for electricity, which could negatively impact the results of operations, net income and cash flows of TEC.

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

TEC is a participant in the comprehensive retirement plans of TECO Energy. Under calculation requirements of the Pension Protection Act, as of the January 1, 2022 measurement date, TECO Energy’s pension plan was fully funded. Any future declines in the financial markets or interest rates could increase the amount of contributions required to fund its pension plan in the future and could cause pension expense to increase.

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

The senior unsecured debt of TEC is rated by S&P at ‘BBB+’, by Moody’s at ‘A3’ and by Fitch at ‘A’. A downgrade to below investment grade by the rating agencies, which would require a four-notch downgrade by Moody’s and Fitch and a three-notch downgrade by S&P, may affect TEC’s ability to borrow, may change requirements for future collateral or margin postings, and may increase financing costs, which may decrease earnings. Downgrades could adversely affect TEC’s relationships with customers and counterparties. Some of the factors that can affect TEC’s credit ratings are cash flows, liquidity, the amount of debt as a component of total capitalization, political, legislative, and regulatory actions, and changes in Emera’s credit ratings.

In the event TEC’s ratings were downgraded to below investment grade, certain agreements could require immediate payment or full collateralization of net liability positions. Counterparties to its derivative instruments could request immediate payment or full collateralization of net liability positions. Credit provisions in long-term gas transportation agreements would give the transportation providers the right to demand collateral, which is estimated to be approximately $129 million at December 31, 2022.

TEC may be subject to risks relating to its separation from PGS.

On January 1, 2023, TEC completed the separation from its former PGS division to PGSI. TEC’s business is less diversified as a result of the separation since its remaining Tampa Electric business serves only electric utility customers and operates in a more narrow geographic area than its former PGS division.

In connection with the separation, TEC and PGSI entered into an intercompany loan agreement. Borrowings under the loan agreement mature on December 29, 2023. TEC expects that PGSI will access the third-party lending market during 2023 to obtain independent financing, and repay the loans on or prior to their maturity date. During 2023, TEC is subject to certain risks in connection with the loan agreement, which risks include that PGSI may default on its obligations under the loan agreement. In addition, under the terms of the loan agreement TEC may be required to use a portion of its existing available liquidity to provide additional revolving loans to PGSI (for which PGSI has agreed to reimburse TEC for all costs and expenses).

The separation is intended to be a tax-free transaction for U.S. federal income tax purposes. The IRS has issued a private letter ruling (IRS Ruling) to the effect that, subject to the limitations specified therein and the accuracy and compliance with certain representations, warranties and covenants, the distribution of the PGSI stock, together with certain related transactions, will qualify as a tax-free “reorganization” for U.S. federal income tax purposes. If any of these items are inaccurate, the separation may not qualify for tax-free treatment, which could result in material tax liabilities for TEC.

Item 2. PROPERTIES

TEC believes that the physical properties of its operating companies are adequate to carry on their businesses as currently conducted. The properties of Tampa Electric are subject to a first mortgage bond indenture under which no bonds are currently outstanding.

TAMPA ELECTRIC

Tampa Electric has electric generating stations in service, with a December 2022 net winter generating capability of 6,549 MWs. Tampa Electric assets include the Big Bend Power Station (2,023 MWs capacity), the Bayside Power Station (2,083 capacity) and the Polk Power Station (1,420 MWs capacity). Also included in Tampa Electric’s assets as of December 31, 2022 are twenty-one solar arrays (1,023 MWs).

Tampa Electric owns 208 substations having an aggregate transformer capacity of 25,453 mega volts amps. The transmission system consists of approximately 1,349 total circuit miles of high voltage transmission lines, including underground and double-circuit lines. The distribution system consists of approximately 6,202 circuit miles of overhead lines and approximately 6,173 circuit miles of underground lines. As of December 31, 2022, there were 839,977 meters in service. All of this property is located in Florida.

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

PEOPLES GAS SYSTEM

PGS’s distribution system extends throughout the areas it serves in Florida and consisted of approximately 23,500 miles of pipe, including approximately 15,100 miles of mains and 8,400 miles of service lines, at December 31, 2022. Mains and service lines are maintained under rights-of-way, franchises or permits.

PGS’s operations are located in 14 service areas throughout Florida. Most of the operations and administrative facilities are owned by PGS. The PGS properties were contributed to PGSI, and from and after January 1, 2023, are no longer properties of TEC.

Item 3. LEGAL PROCEEDINGS

From time to time, TEC is involved in various legal, tax and regulatory proceedings before various courts, regulatory commissions and governmental agencies in the ordinary course of business. Where appropriate, accruals are made in accordance with accounting standards for contingencies to provide for matters that are probable of resulting in an estimable loss. For a discussion of legal proceedings and environmental matters, see Note 8 of the 2022 Annual TEC Consolidated Financial Statements.

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

Item 6. [RESERVED]

Item 7. MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITIONS & RESULTS OF OPERATIONS

OVERVIEW

Prior to January 1, 2023, TEC had regulated electric and gas utility operations in Florida. From and after January 1, 2023, the gas utility operations are operated by PGSI, which is no longer a subsidiary of TEC. At December 31, 2022, Tampa Electric served approximately 826,700 customers in a 2,000-square-mile service area in West Central Florida and had electric generating plants with a winter peak generating capacity of 6,549 MW. PGS, Florida’s largest gas distribution utility, served approximately 468,000 residential, commercial, industrial and electric power generating customers at December 31, 2022 in all major metropolitan areas of the state, with a total natural gas throughput of approximately 2.0 billion therms in 2022.

TEC is a wholly owned subsidiary of TECO Energy, and TECO Energy is a wholly owned subsidiary of Emera. Therefore, TEC is an indirect, wholly owned subsidiary of Emera. See Note 10 to the 2022 Annual TEC Consolidated Financial Statements for information regarding related party transactions.

2022 PERFORMANCE

All amounts included in this MD&A are pre-tax, except net income and income taxes.

In 2022, TEC’s net income was $540 million, compared with $446 million in 2021. 2022 results were impacted by higher base revenues, partially offset by higher depreciation expense, higher O&M expense, higher interest expense and lower AFUDC. See Operating Results below for further detail regarding 2022 results as compared to 2021. For information regarding 2021 results as compared to 2020, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of TEC’s Annual Report on Form 10-K for the year ended December 31, 2021.

OUTLOOK

TEC’s earnings are most directly impacted by the allowed rate of return on equity and the capital structures approved by the FPSC, the prudent management of operating costs, the approved recovery of regulatory deferrals, weather and its impact on energy sales, and the timing and amount of capital expenditures.

On January 1, 2023, TEC transferred the assets and liabilities of its PGS division into a separate corporation called Peoples Gas System, Inc. This new corporation is a wholly owned subsidiary of a newly formed gas operations holding company, TECO Gas Operations, Inc., a wholly owned subsidiary of TECO Energy. As a result, from and after January 1, 2023, the PGS division is no longer operated by TEC. See Note 1 to the 2022 Annual TEC Consolidated Financial Statements for further information regarding the separation of PGS from TEC.

Tampa Electric anticipates earning within its ROE range in 2023. New base rates effective January 1, 2023 as a result of the 2021 settlement agreement will result in Tampa Electric 2023 earnings to be higher than in 2022. Normalizing 2022 for weather, Tampa Electric sales volumes in 2023 are projected to be higher than in 2022 due to customer growth. Tampa Electric expects customer growth rates in 2023 to be similar with 2022, reflective of current expected economic growth in Florida.

On January 23, 2023, Tampa Electric requested an adjustment to its fuel charges to recover the final 2022 fuel under-recovery of $518 million over a period of 21 months. The request also included an adjustment to 2023 projected fuel costs to reflect the reduction in natural gas prices since September 2022 for a projected reduction of $170 million for the balance of 2023. The proposed changes will be decided by the FPSC in March 2023, and recovery is expected to begin in April 2023.

In September 2022, Tampa Electric was impacted by Hurricane Ian. The majority of Hurricane Ian restoration costs were charged against Tampa Electric’s FPSC-approved storm reserve, resulting in minimal impact on earnings and capital expenditures. Total restoration costs were $126 million, with $119 million charged to the storm reserve. Restoration costs charged to the storm reserve exceed the reserve balance and this amount will be deferred and collected from customers in subsequent periods. In November 2022, Tampa Electric incurred costs of approximately $2 million related to Hurricane Nicole. In January 2023, Tampa Electric petitioned the FPSC for recovery of storm costs. Recovery will include costs associated with Hurricanes Ian and Nicole that exceeded the reserve, $10 million of storm restoration costs charged to the reserve since 2018, and the replenishment of the balance in the reserve to the $56 million level that existed as of October 31, 2013 for a total of approximately $131 million. The proposed changes will be decided by the FPSC in March 2023, and recovery is expected to begin in April 2023 through March 2024.

Tampa Electric has a capital investment program that supports achieving its goal to reduce CO2 emissions to 60% of 2000 levels by 2025. Since 2000, Tampa Electric has reduced its CO2 emissions by more than 50%.

In 2023, Tampa Electric expects to invest approximately $1.3 billion, excluding AFUDC, in capital projects. Capital projects support normal system reliability and growth. AFUDC will be earned on eligible capital projects during the construction periods. Tampa Electric investments include solar investments, grid modernization and storm hardening investments. See Capital Investments below for further information.

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

The following table shows the revenues and net income of the business segments on a U.S. GAAP basis (see Note 11 to the 2022 Annual TEC Consolidated Financial Statements).

(millions)	2022	2021	2020
Revenues
Tampa Electric	$2,523	$2,174	$1,849
PGS	656	528	433
Eliminations	(10)	(7)	(10)
TEC	$3,169	$2,695	$2,272

Net income
Tampa Electric	$458	$369	$372
PGS	82	77	52
TEC	$540	$446	$424

TAMPA ELECTRIC

Electric Operations Results

Tampa Electric’s net income in 2022 was $458 million, compared with $369 million in 2021. Results primarily reflected higher revenues resulting from the 2021 rate case settlement agreement, favorable weather and customer growth, partially offset by higher depreciation expense and higher interest expense. Base revenues are energy sales excluding revenues from clauses, gross receipts taxes and franchise fees. Clauses, gross receipts taxes and franchise fees do not have a material effect on net income as these revenues substantially represent a dollar-for-dollar recovery of clause and other pass-through costs. See the Operating Revenues and Operating Expenses sections below for additional information.

The table below provides a summary of Tampa Electric’s revenue and expenses and energy sales by customer type.

Summary of Operating Results

(millions, except customers and total degree days)	2022	% Change	2021	% Change	2020
Revenues	$2,523	16	$2,174	18	$1,849
O&M expense	459	10	416	4	401
Depreciation and amortization expense	389	4	374	10	339
Taxes, other than income	201	11	181	12	161
Non-fuel operating expenses	1,049	8	971	8	901
Fuel expense	681	12	607	76	345
Purchased power expense	151	42	106	28	83
Total fuel & purchased power expense	832	17	713	67	428
Total operating expenses	1,881	12	1,684	27	1,329
Operating income	$642	31	$490	(6)	$520
AFUDC-equity	$32	(22)	$41	52	$27
Provision for income taxes	$94	65	$57	(14)	$66
Net income	$458	24	$369	(1)	$372
Megawatt-Hour Sales (thousands)
Residential	10,109	2	9,941	(2)	10,122
Commercial	6,300	3	6,144	1	6,058
Industrial	2,111	(1)	2,122	12	1,891
Other	1,947	3	1,886	0	1,883
Total retail	20,467	2	20,093	1	19,954
Off system sales	405	255	114	52	75
Total energy sold	20,872	3	20,207	1	20,029
Retail customers—(thousands)
At December 31	827	2	811	2	793
Retail net energy for load	21,572	3	21,033	(0)	21,055
Total degree days	4,820	6	4,565	(5)	4,807

Operating Revenues

Revenues were $349 million higher than in 2021 primarily driven by higher base revenues of $163 million, higher fuel recovery clause revenue of $84 million as a result of increased fuel costs and revenues related to capital cost recovery for early retired assets of $69 million. Base revenue increased due to new base rates as a result of the 2021 rate case settlement agreement, favorable weather and customer growth. Total degree days (a measure of heating and cooling demand) in Tampa Electric's service area in 2022 were 11% above normal (a 20-year statistical degree day average) and 6% above 2021, reflecting favorable weather in 2022 compared to 2021. Total net energy for load, which is a calendar measurement of energy output, in 2022 was 3% higher compared to 2021.

Customer and Energy Sales Growth Outlook

The Tampa labor market (as measured by employment levels) continues to outperform the state and U.S. labor markets. The Tampa area unemployment rate decreased to 2.6% in 2022 from 4.3% in 2021. Similarly, Florida’s unemployment rate decreased to 2.8% in 2022 from 4.6% in 2021 and the U.S. rate dropped to 3.7% from 5.4% in 2021. Population growth in the area is forecasted to continue to be a major driver of customer growth. In 2023, retail energy sales volumes are expected to be similar to 2022 levels. In 2022, energy sales benefited from weather that was warmer than normal. Normalizing 2022 for weather, 2023 energy sales volumes are expected to be above 2022 levels due to customer growth. Tampa Electric expects 2023 customer growth to be approximately 2% and to be 1.5% to 2.0% annually over the next few years.

Operating Expenses

In 2022, operations and maintenance expense was $43 million higher than in 2021 due to $29 million in amortization of the regulatory asset for early retired assets, increased operating expenses of $12 million and increased costs related to FPSC-approved cost-recovery clauses of $2 million. The increase in operating expenses was primarily due to higher transmission and distribution, employee benefit costs, and insurance. Depreciation and amortization expense increased $15 million in 2022 compared to 2021 as a result of additions to facilities and the in-service of generation projects of $32 million and increased depreciation costs related to

FPSC-approved cost-recovery clauses of $8 million, partially offset by $25 million decrease in depreciation costs resulting from the reclassification of early retired assets from plant in service to regulatory assets.

O&M expense in 2023 is expected to increase due to normal inflation. In 2023, depreciation expense is expected to increase due to solar projects and other plant additions.

Fuel Prices and Fuel Cost Recovery

In 2022, the FPSC approved cost-recovery rates for fuel and purchased power, capacity, environmental, conservation and storm protection plan costs for 2023. The rates include the expected cost for natural gas and coal in 2023. These rates are typically set annually, based on information provided in September of the year prior to the year the rates take effect. Recovery of the net prior period under-recovery true-up of fuel and purchased power clause expense was addressed in a filing in January 2023, and recovery is expected to begin in April 2023.

In January 2022, Tampa Electric requested a mid-course adjustment to its fuel and capacity charges to recover an additional $169 million beginning April 1, 2022 through December 2022 due to an increase in fuel commodity and capacity costs. On March 1, 2022, the FPSC voted to approve the mid-course adjustment, and the order reflecting such approval was issued on March 18, 2022.

In January 2023, Tampa Electric requested an adjustment to its fuel charges to recover the final 2022 fuel under-recovery of $518 million over a period of 21 months. The request also included an adjustment to 2023 projected fuel costs to reflect the reduction in natural gas prices since September 2022 for a projected reduction of $170 million for the balance of 2023. The proposed changes will be decided by the FPSC in March 2023, and recovery is expected to begin in April 2023.

Total fuel expense increased in 2022 from 2021 primarily due to higher natural gas prices. Delivered natural gas prices increased approximately 70% in 2022 due to market forces affected by global events. Total 2023 fuel and purchased power costs are expected to be less than in 2022 due to decreased prices for natural gas.

PGS

Operating Results

In 2022, PGS reported net income of $82 million, compared with $77 million in 2021. Results reflect a 5.1% increase in the number of customers in 2022 compared to 2021. Revenues were $128 million higher than in the prior year primarily due to higher off-system sales and higher PGA clause-related revenues. The base revenue increase of $9 million was primarily due to customer growth, partially offset by unfavorable winter weather compared to 2021. Margin on off-system sales was $3 million higher than in 2021. Operations and maintenance expense was $11 million higher than in 2021 primarily due to $7 million of higher labor and contractor costs to operate, maintain and expand the distribution system and $4 million related to FPSC-approved cost-recovery clauses. Depreciation and amortization decreased $8 million in 2022 due to the $14 million reversal of accumulated depreciation, partially offset by increases due to asset growth. The PGS rate case settlement, which was approved in November 2020, provides the ability to reverse a total of $34 million of accumulated depreciation through 2023 (see Note 3 to the TEC Consolidated Financial Statements for further information). Property taxes were $3 million higher in 2022 due to asset growth. Earnings on the cast iron and bare steel replacement rider was $3 million higher in the 2022 period.

In 2022 and 2021, total throughput for PGS was approximately 2.0 billion therms and 1.9 billion therms, respectively. See Business - Peoples Gas System- Gas Operations for information regarding therms by type of customer.

PGS provides transportation service to customers utilizing gas-fired technology in the production of electric power. In addition, PGS provides gas transportation service to large LNG facilities located in Jacksonville, Florida. PGS has also experienced interest in the usage of CNG as an alternative fuel for vehicles, especially refuse trucks and buses. Therms sold to CNG stations in 2022 and 2021 were 41 million therms and 39 million therms, respectively. Currently, there are 56 CNG fueling stations connected to the PGS system. PGS owns one CNG filling station, and the cost of the station is recovered over time through a special rate approved by the FPSC. CNG conversions add therm sales to the gas system without requiring significant capital investment by PGS.

The table below provides a summary of PGS’s revenue and expenses and therm sales by customer type.

Summary of Operating Results

(millions, except customers)	2022	% Change	2021	% Change	2020
Revenues	$656	24	$528	22	$433
Cost of gas sold	258	66	155	28	121
Operating expenses	267	4	256	11	231
Operating income	$131	12	$117	44	$81
Net income	$82	6	$77	48	$52
Therms sold – by customer segment
Residential	98	(2)	100	10	91
Commercial	529	2	518	9	476
Industrial	429	(6)	455	(1)	460
Off-system sales	109	127	48	(62)	126
Power generation	822	1	816	(15)	955
Total	1,987	3	1,937	(8)	2,108
Therms sold – by sales type
System supply	242	34	181	(25)	241
Transportation	1,745	(1)	1,756	(6)	1,867
Total	1,987	3	1,937	(8)	2,108
Customer (thousands) – at December 31	468	5	445	4	426

See Business-Peoples Gas System-Competition for information regarding PGS’s transportation-only customers.

OTHER ITEMS IMPACTING NET INCOME

Other Income, Net

Other income, net was $55 million and $50 million in 2022 and 2021, respectively, and included AFUDC-equity. AFUDC-equity was $35 million and $45 million in 2022 and 2021, respectively. The decrease in AFUDC-equity is primarily due to the timing of Tampa Electric’s solar projects and the modernization of its Big Bend Power Station as discussed in the Capital Investments section below. Other Income was $20 million and $5 million in 2022 and 2021, respectively. The increase in Other Income is primarily due to interest income on the deferred fuel balance and interest income related to the capital cost recovery for early retired assets.

AFUDC is expected to decrease in 2023 due to the timing of construction of the Big Bend modernization, solar generation and grid modernization. Other Income is expected to increase in 2023, primarily due to expected interest income from an affiliate resulting from the intercompany receivable from PGSI (formerly PGS) established upon the separation of PGS from TEC, effective January 1, 2023.

Interest Expense

In 2022, interest expense, excluding AFUDC-debt, was $178 million compared to $151 million in 2021. The increase is due to an increase in interest rates and higher borrowings to support ongoing operations, including fuel under recoveries, and TEC’s ongoing capital investments program.

Interest expense is expected to increase in 2023, reflecting higher balances and interest rates.

Income Taxes

The provision for income taxes increased in 2022 primarily due to higher pre-tax income and higher state tax expense. Income tax expense as a percentage of income before taxes was 18.3% in 2022 and 15.2% in 2021. TEC expects the 2023 annual effective tax rate to be approximately 20% .

TEC is included in a consolidated U.S. federal income tax return with EUSHI and its subsidiaries. TEC’s income tax expense is based upon a separate return method, modified for the benefits-for-loss allocation in accordance with TECO Energy’s and EUSHI’s respective tax sharing agreements. The cash payments for federal income taxes and state income taxes made under those tax sharing agreements totaled $2 million and $62 million in 2022 and 2021, respectively.

For more information on our income taxes, including a reconciliation between the statutory federal income tax rate, the effective tax rate and impacts of tax reform, see Note 4 to the 2022 Annual TEC Consolidated Financial Statements.

LIQUIDITY, CAPITAL RESOURCES

Balances as of December 31, 2022

(millions)
Credit facilities/ commercial paper / intercompany advances	$1,395
Drawn amounts/LCs	1,215
Available credit facilities	180
Cash and short-term investments	14
Total liquidity	$194

Cash from Operating Activities

Cash flows from operating activities in 2022 were $511 million, a decrease of $286 million compared to 2021. The decrease is primarily due to the under-recovery of fuel costs related to higher natural gas prices, higher accounts receivables balances due to increasing fuel prices reflected in customer bills and higher inventory balances due to plant growth and inflation, partially offset by the timing of invoice payments and new PGS customer rates going into effect in January 2021.

Cash from Investing Activities

Cash flows from investing activities in 2022 resulted in a net use of cash of $1.4 billion, which primarily reflects TEC’s investment in capital. See the Capital Investments section for additional information.

Cash from Financing Activities

Cash flows from financing activities in 2022 resulted in net cash inflows of $902 million. TEC received $605 million of equity contributions from Parent, $595 million of proceeds from long-term debt, $400 million proceeds from the 1-year term credit agreement, $374 million increase in short-term debt with maturities of less than 90 days and $195 million in advances from Parent. These increases in cash flows were partially offset by dividend payments to Parent of $517 million, repayment of a 1-year term credit agreement of $500 million, and repayment of long-term debt of $250 million.

Cash and Liquidity Outlook

TEC’s tariff-based gross margins are the principal source of cash from operating activities. A diversified retail customer mix, primarily consisting of rate-regulated residential, commercial, and industrial customers, provides TEC with a reasonably predictable source of cash. In addition to using cash generated from operating activities, TEC uses available cash and credit facility and commercial paper borrowings to support normal operations and capital requirements. TEC may reduce short-term borrowings with cash from operations, long-term borrowings, or capital contributions from Parent. TEC expects to make significant capital expenditures in 2023 as it invests in solar projects, grid modernization and other projects. See Capital Investments section below for further detail on TEC’s projected capital expenditures. TEC intends to fund those capital expenditures with available cash on hand, cash generated from operating activities, cash from equity contributions, intercompany activity, and debt issuances so that Tampa Electric maintains its capital structure allowed by the regulator. Debt raised is subject to applicable regulatory approvals. Future financial market conditions could increase TEC’s interest costs which could reduce earnings and cash flows.

As noted earlier, cash from operating activities and short-term borrowings are used to fund capital expenditures, which may result in periodic working capital deficits. The working capital deficit as of December 31, 2022 was primarily caused by short-term borrowings and periodic fluctuations in assets and liabilities related to FPSC clauses and riders. At December 31, 2022, TEC’s unused capacity under its credit facilities was $180 million.

TEC has credit facilities and commercial paper that provide $1,200 million of credit, including $400 million maturing in 2023 and $800 million maturing in 2026. See Note 6 to the 2022 Annual TEC Consolidated Financial Statements for additional information regarding the credit facilities and commercial paper. TEC expects that its liquidity will be adequate for both the near and long term, given its expected operating cash flows, capital expenditures and related financing plans.

TEC expects cash from operations in 2023 to be higher than in 2022 primarily due to an increase in base rates effective in January 2023, higher cash inflows from fuel, and customer growth (see Note 3 to the 2022 Annual TEC Consolidated Financial

Statements). TEC plans to use cash in 2023 to fund capital spending and to pay dividends to its shareholder. Dividends are paid at the discretion of TEC’s Board of Directors.

TEC’s credit facilities contain certain financial covenants (see Covenants in Financing Agreements section). TEC estimates that it could fully utilize the total available capacity under its facilities in 2023 and remain within the covenant restrictions.

Short-Term Borrowings

TEC had the following credit facilities and related borrowings as of December 31, 2022 and 2021.

	December 31, 2022				December 31, 2021
		Borrowings	Borrowings	Letters of		Borrowings	Borrowings	Letters of
	Credit	Outstanding -	Outstanding -	Credit	Credit	Outstanding -	Outstanding -	Credit
(millions)	Facilities	Credit Facilities (1)	Commercial Paper (1)	Outstanding	Facilities	Credit Facilities (1)	Commercial Paper (1)	Outstanding
5-year facility (2)	$800	$0	$619	$1	$800	$0	$245	$1
1-year term facility (3)	400	400	0	0	500	500	0	0
Total	$1,200	$400	$619	$1	$1,300	$500	$245	$1
(1)
Borrowings outstanding are reported as notes payable in the Consolidated Balance Sheets.
(2)
This 5-year facility matures December 17, 2026.
(3)
This 1-year term facility was set to mature on December 16, 2022. On December 13, 2022, TEC extended the maturity date to December 13, 2023.

At December 31, 2022, the credit facility required a commitment fee of 12.5 basis points. The weighted average interest rate on outstanding amounts payable under the credit facilities and commercial paper program at December 31, 2022 and 2021 was 5.00% and 0.58%, respectively. For a complete description of the credit facilities see Note 6 to the 2022 Annual TEC Consolidated Financial Statements.

	Maximum	Minimum	Average	Average
	drawn	drawn	drawn	interest
(millions)	amount	amount	amount	rate
2022 credit facility utilization	$1,135	$500	$786	2.37%
Significant Financial Covenants

In order to utilize its bank credit facilities, TEC must meet certain financial tests as defined in the applicable agreements. In addition, TEC has certain restrictive covenants in specific agreements and debt instruments. At December 31, 2022, TEC was in compliance with all applicable financial covenants. The table that follows lists the significant financial covenants and the performance relative to them at December 31, 2022. Reference is made to the specific agreements and instruments for more details.

			Calculation
Instrument	Financial Covenant (1)	Requirement/Restriction	at December 31, 2022
Credit facility- $800 million (2)	Debt/capital	Cannot exceed 65%	46.7%
Term facility - $400 million (2)	Debt/capital	Cannot exceed 65%	46.7%
(1)
As defined in each applicable instrument.
(2)
See Note 6 to the 2022 Annual TEC Consolidated Financial Statements for a description of the credit facilities.

Credit Ratings

	Standard & Poor’s (S&P)		Moody’s		Fitch
Credit ratings of senior unsecured debt	BBB+		A3		A
Credit ratings outlook	Negative	(1)	Negative	(1)	Negative	(1)
(1)
In the fourth quarter of 2022, S&P, Moody's and Fitch changed the outlook to negative from stable due to changes in the credit outlook of Emera.

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

Contractual Cash Obligations at December 31, 2022

	Payments Due by Period
(millions)	Total	2023	2024	2025	2026	2027	After 2027
Long-term debt (1)	$3,775	$0	$301	$0	$0	$0	$3,474
Interest payment obligations(2)	3,273	159	159	149	149	149	2,508
Transportation(3)	3,160	266	257	244	241	238	1,914
Pension plan(4)	0	0	0	0	0	0	0
Capital projects(5)	226	159	63	3	1	0	0
Fuel and gas supply	448	381	54	4	4	4	1
Purchased power	4	4	0	0	0	0	0
Long-term service agreements(6)	154	32	27	21	22	20	32
Operating leases	56	3	3	2	1	1	46
Demand side management	15	5	4	4	1	1	0
Total contractual obligations	$11,111	$1,009	$868	$427	$419	$413	$7,975
(1)
Includes debt at Tampa Electric and PGS (see the Consolidated Statements of Capitalization and Note 7 to the 2022 Annual TEC Consolidated Financial Statements for a list of long-term debt and the respective due dates). On January 1, 2023, the liabilities that were recorded in the books of PGS were moved from TEC to the newly formed PGSI, including PGS’s allocation of outstanding unsecured notes issued by TEC and outstanding short-term borrowings. These combined borrowings of $670 million were converted into an Intercompany Debt Agreement with TEC.
(2)
Future interest payments are calculated based on the assumption that all debt is outstanding until maturity. For debt instruments with variable rates, interest is calculated for all future periods using the rates in effect at December 31, 2022. $2,819 million of the interest payment obligations were held by Tampa Electric at December 31, 2022.
(3)
These payment obligations under contractual agreements of Tampa Electric and PGS are recovered from customers under regulatory clauses approved by the FPSC (see the Business section). As of December 31, 2022, $1,518 million were related to transportation contracts held by Tampa Electric.
(4)
Under calculation requirements of the Pension Protection Act, as of the January 1, 2022 measurement date, the pension plan was fully funded. Under ERISA guidelines, TEC is not required to make additional cash contributions; however, TEC may elect to make discretionary cash contributions prior to that time. Future contributions are subject to annual valuation reviews, which may vary significantly due to changes in interest rates, discount rate assumptions, plan asset performance, which is affected by investment portfolio performance, and other factors (see Liquidity, Capital Resources section and Note 5 to the 2022 Annual TEC Consolidated Financial Statements).
(5)
Represents outstanding commitments for major capital projects, including solar projects, storm hardening for the transmission and distribution systems, new technology for distribution system grid modernization and the maintenance and refurbishment of existing generating facilities.
(6)
Represents outstanding commitments for service, including long-term capitalized maintenance agreements for Tampa Electric’s CTs.

Off-Balance Sheet Arrangements and Contingent Obligations

TEC does not have any material off-balance sheet arrangements or contingent obligations not otherwise included in our Consolidated Financial Statements as of December 31, 2022.

Capital Investments

(millions)	Actual 2022	Forecasted 2023
Tampa Electric (1)
Renewable generation	$238	$285
Transmission	78	75
Distribution	423	355
Generation	213	200
Facilities, equipment, vehicles and other	131	375
Tampa Electric total	1,083	1,290
PGS	324	335
Net cash effect of accruals, retentions and AFUDC	20
Total	$1,427	$1,625
(1)
Individual line items exclude AFUDC-debt and equity.

Tampa Electric invested approximately $850 million in solar projects during 2017 to 2021 (solar wave I). On February 18, 2020, Tampa Electric announced its intention to invest approximately $800 million in an additional 600 MW of new utility-scale solar photovoltaic projects by the end of 2023 (solar wave II). In addition, Tampa Electric intends to invest approximately $600 million in an additional 375 MW of new utility-scale solar photovoltaic projects in 2022 through 2025 (solar wave III). As of December 31, 2022, Tampa Electric still expects to spend approximately $740 million in solar wave II and solar wave III. In addition, in 2023 through 2025 Tampa Electric expects to spend approximately $600 million in capital for the storm protection plan, $535 million in grid modernization, and $165 million for 125 MW of battery storage. AFUDC is being earned on these projects during construction.

Tampa Electric invested approximately $876 million, including $91 million of AFUDC, during through 2022 to modernize the Big Bend Power Station. This modernization project included conversion of Unit 1 from coal-fired to natural gas combined-cycle technology and the early retirement of Units 2 and 3. AFUDC was earned on this project during construction. As part of the Big Bend modernization, the two combustion turbines on Unit 1 modernization were placed into service on December 1, 2021 and Units 5 and 6 were placed into service in 2022.

Tampa Electric’s 2022 capital expenditures included solar generation projects, the Big Bend modernization, storm hardening for the transmission and distribution systems, smart meters and the maintenance and refurbishment of existing generating facilities. In 2023, Tampa Electric expects capital expenditures to include solar generation projects, storm hardening for the transmission and distribution systems, new technology for distribution system grid modernization, battery storage and the maintenance and refurbishment of existing generating facilities.

The forecasted capital expenditures shown above are based on current estimates and assumptions. Actual capital expenditures could vary materially from these estimates due to changes in and timing of projects and changes in costs for materials or labor (see the Risk Factors section).

Capital Structure

At December 31, 2022, TEC’s year-end capital structure was 47% debt and 53% common equity. At December 31, 2021, TEC’s year-end capital structure was 46% debt and 54% common equity.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of consolidated financial statements requires management to make various estimates and assumptions that affect revenues, expenses, assets, liabilities and disclosures. The policies and estimates identified below are, in the view of management, the more significant accounting policies and estimates used in the preparation of our consolidated financial statements. These estimates and assumptions are based on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates and judgments under different assumptions or conditions. See Note 1 to the 2022 Annual TEC Consolidated Financial Statements for a description of TEC’s significant accounting policies and the estimates and assumptions used in the preparation of the consolidated financial statements.

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

TEC’s most significant regulatory liability relates to non-ARO costs of removal and regulatory tax liability. The non-ARO costs of removal represent estimated funds received from customers through depreciation rates to cover future non-legally required cost of removal of property, plant and equipment upon retirement. TEC accrues for removal costs over the life of the related assets based on depreciation studies approved by the FPSC. The costs are estimated based on historical experience and future expectations, including expected timing and estimated future cash outlays. The regulatory tax liability is the offset to the adjustment to the deferred tax liability remeasured as a result of tax reform. See Note 4 to the 2022 Annual TEC Consolidated Financial Statements for further information.

The application of regulatory accounting guidance is a critical accounting policy and estimate since a difference in these assumptions and actual results may result in a material impact on reported assets and the results of operations (see Note 3 to the 2022 Annual TEC Consolidated Financial Statements).

Income Taxes

TEC uses the asset and liability method in the measurement of deferred income taxes. Under the asset and liability method, TEC estimates the current tax exposure and assesses the temporary differences resulting from differing treatment of items, such as depreciation, for financial statement and tax purposes. These differences are reported as deferred taxes measured at enacted rates in the consolidated financial statements. Management reviews all reasonably available current and historical information, including forward-looking information, to determine if it is more likely than not that some or the entire deferred tax asset will not be realized. If TEC determines that it is likely that some or all of a deferred tax asset will not be realized, then a valuation allowance is recorded to report the balance at the amount expected to be realized. At December 31, 2022, TEC does not have a valuation allowance. At December 31, 2022, TEC had a net deferred income tax liability of $1,045 million, attributable primarily to property-related items.

See further discussion of uncertainty in income taxes, impacts of tax reform and other tax items in Note 4 to the 2022 Annual TEC Consolidated Financial Statements.

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

Pension plan assets (plan assets) are invested in a mix of equity and fixed-income securities. The expected return on asset assumption was based on expectations of long-term inflation, real growth in the economy, fixed income spreads and equity premiums consistent with the company’s portfolio, with provision for active management and expenses paid from the trust that holds the plan assets. The expected return on assets was 6.50%, 6.70% and 7.00% as of January 1, 2022, 2021 and 2020, respectively. Given recent capital market returns and market expectations for long-term interest rates, TECO Energy expects the expected return on assets to be 7.05% for 2023 (based on actuarial 20-year expected market returns). Actual losses in 2022 were 23.5%.

The discount rate assumption used to measure benefit expense was an above-mean yield curve. The above-mean yield curve technique matches the yields from high-quality (AA-rated, non-callable) corporate bonds to the company’s projected cash flows for the plans to develop a present value that is converted to a discount rate assumption, which is subject to change each year.

Holding all other assumptions constant, a 1% decrease in the assumed rate of return on pension plan assets or the discount rate assumption would have had in 2022 and is anticipated to have in 2023 the following impact on TEC’s after-tax pension cost:

Year	1% Decrease in Assumed Expected Return on Assets	1% Decrease in Assumed Discount Rate
2022	$5 million increase	$1 million increase
2023	$7 million increase	$1 million increase

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

See the discussion of employee postretirement benefits in Note 5 to the 2022 Annual TEC Consolidated Financial Statements.

RECENTLY ISSUED ACCOUNTING STANDARDS

Change in Accounting Policy

TEC considers the applicability and impact of all ASUs issued by the FASB. TEC was not required to and did not adopt any new ASUs in 2022.

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

On June 19, 2019, the EPA released a final rule, named the Affordable Clean Energy (ACE) rule, to establish emission guidelines for states to address GHG emissions from existing coal-fired electric generating units (EGUs). On January 19, 2021, the D.C. Circuit Court of Appeals vacated the ACE rule and remanded it to the EPA. The Supreme Court decision in West Virginia vs. EPA reversed the ruling; however, the EPA has stated that it does not plan to implement the ACE rule and is working on a replacement rule expected to be proposed in 2023. Compliance with the terms of the new rule that replaces the ACE rule, once adopted, and finalized, could cause an increase in costs or rates charged to customers, which could curtail sales. See Item 1A - Risk Factors.

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

Water Supply and Quality

The EPA’s final rule under 316(b) of the Clean Water Act (effective October 2014) addresses perceived impacts to aquatic life by cooling water intakes and is applicable to Tampa Electric's Bayside and Big Bend Power Stations. Polk Power Station is not covered by this rule since it does not operate an intake on waters of the U.S. Tampa Electric has two ongoing projects (one for Bayside and one for Big Bend) that require compliance with the rule. Compliance includes the completion of the biological, technical, and financial study elements required by the rule. These study elements have been completed and submitted for Bayside and were used by FDEP to determine the necessity of cooling water system retrofits. FDEP agreed with Tampa Electric’s proposed plan for Bayside and Tampa Electric began a multi-year construction project to install new fish-friendly modified traveling screens and a fish return in 2022. Tampa Electric is negotiating an alternative schedule for Big Bend (as allowed by the rule) but completed a portion of the compliance requirements with the Big Bend modernization project with the installation of fish-friendly modified traveling screens and a fish return on modernized Unit 1. The remainder of the compliance requirements are to be determined and completed at a later date. The full impact of the new regulations on Tampa Electric will depend on the outcome of subsequent legal proceedings challenging the rule, the results of the study elements performed as part of the rules’ implementation, and the actual requirements established by FDEP.

The final EPA rule for existing steam electric effluent limit guidelines (ELGs) became effective January 4, 2016 and establishes limits for wastewater discharges from flue gas desulfurization (FGD) processes, fly ash and bottom ash transport water, leachate from ponds and landfills containing coal combustion residuals, gasification processes, and flue gas mercury controls. The new guidelines are expected to be incorporated into National Pollutant Discharge Elimination System permit renewals for Big Bend Station (FGD wastewater and bottom ash transport water) and Polk Power Station (gasification wastewater) to achieve compliance as soon as possible after November 1, 2018, but no later than December 31, 2023. The EPA decided to extend the near-term deadlines for FGD wastewater and bottom ash transport water to as soon as possible after November 1, 2020. On November 22, 2019, the EPA published in the Federal Register its proposed updates to the ELGs, in which the EPA revised limits for both bottom ash transport water and FGD wastewater and extended the final compliance deadline by two years for FGD wastewater. The final rule with revised limits was published on October 13, 2020 and became effective December 14, 2020. Although a legal challenge to this rule is pending in the D.C. Circuit Court of Appeals, no stays are in effect. However, the EPA has announced that this rule is currently under review, and a revised rule is expected to be proposed in 2023.

The preliminary draft of the NPDES Permit for Big Bend stated that effluent limitations for total recoverable arsenic, mercury, and selenium and total nitrate/nitrite for FGD wastewater are applicable no later than December 31, 2023. Big Bend will complete construction of a deep injection well system in December 2023 for disposal of FGD wastewater, bottom ash transport water and other process wastewaters. Since Polk Power Station disposes of any gasification wastewater created down the deep injection well rather than discharging it to surface water, the effluent limitations do not apply to that power station.

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

On February 24, 2022, EPA and the Corps announced the selection of ten roundtables that highlight geographic differences and a range of perspectives. The agencies will work with each selected roundtable to facilitate discussion on implementation of “waters of the United States” (WOTUS), while highlighting regional differences. These roundtables concluded on June 24, 2022.

Superfund and Former Manufactured Gas Plant Sites

As of December 31, 2022, TEC, through its Tampa Electric division and former PGS division, was a PRP for certain superfund sites and, through its former PGS division, for certain former MGP sites. While the joint and several liability associated with these sites presents the potential for significant response costs, as of December 31, 2022 and 2021, TEC estimated its ultimate financial liability to be $13 million and $14 million, respectively, primarily at PGS. This amount has been accrued and is primarily reflected in the long-term liability section under “Other” on the Consolidated Balance Sheets. The environmental remediation costs associated with these sites are expected to be paid over many years.

The estimated amounts represent only the portion of the cleanup costs that was attributable to TEC. The estimates to perform the work were based on TEC’s experience with similar work, adjusted for site-specific conditions and agreements with the respective governmental agencies. The estimates are made in current dollars, are not discounted and do not assume any insurance recoveries.

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

The EPA’s final CCR rule became effective on October 19, 2015 and regulates CCRs as non-hazardous solid waste. On February 2, 2016, the FPSC approved Tampa Electric’s proposed CCR compliance program for recovery of certain capital and O&M expenses through the ECRC. On December 12, 2017, the FPSC approved an additional petition for recovery of expenses associated with the closure of Tampa Electric’s Big Bend Economizer Ash and Pyrite Ponds which began in late November 2018. The O&M expenses for disposal of CCRs from this project began in 2019 and was completed in October 2021. Closure of Tampa Electric’s West Slag Dewatering Pond and improvements were completed in 2020. The final phase of the drainage improvements to Tampa Electric’s North Gypsum Stackout Area is scheduled for completion in 2023. In August 2019, the EPA proposed Phase II revisions to the rule that included a revised beneficial use definition and restrictions on offsite beneficial use storage piles, both of which could negatively affect management and recycling of CCRs by TEC’s customers for these products. Review of this rule is ongoing. FDEP has proposed a Florida CCR permitting program to be incorporated into the existing state solid waste regulation, which will operate in lieu of the Federal permitting program. However, since TEC has already closed all currently regulated CCR Units by October 2021, neither Federal nor State programs regulating CCRs would be expected to have a significant impact on TEC. See Note 12 to the 2022 Annual TEC Consolidated Financial Statements for information regarding the estimated impact on Tampa Electric’s AROs.

Conservation

In 2022, Tampa Electric continued to offer its customers a comprehensive array of residential and commercial Demand Side Management (DSM) programs that enabled the company to meet all of its required annual DSM goals. Tampa Electric completed the first full year of testing the integrated renewable energy system that utilizes a large solar array integrated with battery storage and electric vehicle and large commercial vehicle battery charging systems. In 2022, Tampa Electric initiated a new residential load management program, which leverages its Advanced Metering Infrastructure System with a smart thermostat to facilitate this program to control customers pool pumps, water heaters, and HVAC systems. Also in 2022, Tampa Electric started the process of facilitating the development of the Technical Potential Study which will serve as the starting point for the DSM goals development for the next upcoming period (2025-2034).

In 2022, Tampa Electric achieved all of the residential and commercial annual energy and demand goals. To achieve these DSM goals, Tampa Electric offered 36 cost-effective DSM Programs. These programs and their costs are approved annually by the FPSC with the costs recovered through a clause rate on the customer’s electric bill. Since their inception to January 1, 2022, Tampa Electric’s conservation programs have contributed to reducing the summer peak demand by 791 MWs and the winter peak demand by 1,308 MWs.

PGS offered a walkthrough energy audit for commercial customers in 2022. This program was approved by the FPSC as part of its DSM goals in 2019. PGS received approval for its DSM plan in June 2021, which will support the achievement of DSM goals on an annual basis. Starting in 2019, PGS initiated the reporting of annual energy reduction achievements as part of meeting the requirements of the Florida Energy Efficiency and Conservation Act. These programs and their costs are approved annually by the FPSC, with the costs recovered through a clause rate on the customer’s gas bill.

REGULATION

See the Business section (Tampa Electric – Electric Operations and Peoples Gas System – Gas Operations sections) and Note 3 to the 2022 Annual TEC Consolidated Financial Statements for a description of the utilities’ base rates, cost-recovery clauses and competition.

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

Risk Management Objectives

The Front Office is responsible for reducing and mitigating the market risk exposures that arise from the ownership of physical assets and contractual obligations. The primary objectives of the risk management organization, the Middle Office, are to quantify, measure, and monitor the market risk exposures arising from the activities of the Front Office and the ownership of physical assets. In addition, the Middle Office is responsible for enforcing the limits and procedures established under the approved risk management policies. Based on the policies approved by TEC’s board of directors and the procedures established by the RAC, from time to time, TEC enters into futures, forwards, swaps and option contracts to limit the exposure to items, such as price fluctuations for physical purchases and sales of natural gas in the course of normal operations.

TEC uses derivatives only to reduce normal operating and market risks, not for speculative purposes. The primary objective in using derivative instruments for regulated operations is to reduce the impact of market price volatility on customers.

On November 6, 2017, the FPSC approved an amended and restated settlement agreement filed by Tampa Electric, which includes a provision for a moratorium on hedging of natural gas purchases ending on December 31, 2022. On October 21, 2021, the FPSC approved a settlement agreement filed by Tampa Electric related to its 2021 rate case that extended the moratorium to December 31, 2024 (see Note 3 to the 2022 Annual TEC Consolidated Financial Statements for further information on the settlement agreements). As of December 31, 2022 and 2021, TEC had no hedges in place.

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

Interest Rate Risk

TEC is exposed to changes in interest rates primarily from borrowing under the company's credit facilities and commercial paper program. A hypothetical 10% increase in TEC's weighted-average interest rate on its borrowings under the credit facilities and commercial paper outstanding at December 31, 2022 and 2021 would have resulted in a $5 million and zero impact on pre-tax earnings, respectively. This is driven by rising interest rates and higher outstanding balances. A hypothetical 10% increase in interest rates would have decreased the fair market value of TEC's long-term debt by 6.0% at December 31, 2022 and 4.0% at December 31, 2021. See the Financing Activity section and Notes 6 and 7 to the 2022 Annual TEC Consolidated Financial Statements. These amounts were determined based on the variable rate obligations existing on the indicated dates at TEC. The above sensitivities assume no changes to TEC’s financial structure and could be affected by changes in TEC’s credit ratings, changes in general economic conditions or other external factors (see the Risk Factors section).

Commodity Risk

TEC faces varying degrees of exposure to commodity risks including natural gas, coal and other energy commodity prices. Any changes in prices could affect the prices these businesses charge, their operating costs and the competitive position of their products and services. Management uses different risk measurement and monitoring tools based on the degree of exposure of each operating company to commodity risks.

Regulated Utilities

Tampa Electric’s fuel costs used for generation are affected primarily by the price of natural gas and, to a lesser degree, the cost of coal. Tampa Electric’s use of natural gas, with its more volatile pricing, for generation of electricity was 86% in 2022 and 86% in 2021 (see the Business section). PGS has exposure related to the price of purchased gas and pipeline capacity.

Currently, TEC’s commodity price risks are largely mitigated by the fact that increases in the price of prudently incurred fuel and purchased power are recovered through FPSC-approved cost-recovery clauses, with no anticipated effect on earnings. However, increasing fuel cost-recovery has the potential to affect total energy usage and the relative attractiveness of electricity and natural gas to consumers. TEC manages commodity price risk by entering into long-term fuel supply agreements, prudently operating plant facilities to optimize cost and, prior to the moratorium mentioned above, entering into derivative transactions designated as cash flow hedges of anticipated purchases of wholesale natural gas. At December 31, 2022 and 2021, a change in commodity prices would not have had a material impact on earnings for Tampa Electric or PGS, but could have and has had an impact on the timing of the cash recovery of the cost of fuel.

TAMPA ELECTRIC COMPANY

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholder and the Board of Directors of Tampa Electric Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Tampa Electric Company (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income and comprehensive income, capitalization and cash flows for each of the three years in the period ended December 31, 2022 and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the Board of Directors and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accounting for the effects of regulatory matters
Description of the Matter

As disclosed in Note 3 of the consolidated financial statements, the Company has $1,552 million in regulatory assets and $1,140 million in regulatory liabilities. As disclosed in Note 3, Tampa Electric’s retail business and the Peoples Gas System are regulated separately by the Florida Public Service Commission (FPSC), and Tampa Electric is also subject to regulation by the Federal Energy Regulatory Commission (FERC) (collectively, the regulators). The regulatory rates are designed to recover the prudently incurred costs of providing the regulated products or services and provide a reasonable return on the equity invested or assets, as applicable. In addition to regulatory assets and liabilities, rate regulation impacts multiple financial statement line items, including, but not limited to, property, plant and equipment, revenues, and expenses.

Auditing the impact of rate regulation on the Company’s financial statements is complex and highly judgmental due to the significant judgments made by the Company to support its accounting and disclosure for regulatory matters when final regulatory decisions or orders have not yet been obtained or when regulatory formulas are complex. There is also subjectivity involved in assessing the potential impact of future regulatory decisions on the financial statements. Although the Company expects to recover costs from customers through rates, there is a risk that the regulator may not approve full recovery of costs incurred. The Company’s judgments include making an assessment of the probable recovery of and return on costs incurred, of the potential disallowance of part of the cost incurred, or of the probable refund to customers through future rates.

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

Tampa, Florida

February 23, 2023

TAMPA ELECTRIC COMPANY

Consolidated Balance Sheets

Assets	December 31,	December 31,
(millions)	2022	2021
Property, plant and equipment
Utility plant
Electric	$12,536	$11,563
Gas	2,938	2,626
Utility plant, at original costs	15,474	14,189
Accumulated depreciation	(3,845)	(3,601)
Utility plant, net	11,629	10,588
Other property	15	14
Total property, plant and equipment, net	11,644	10,602

Current assets
Cash and cash equivalents	14	18
Receivables, less allowance for credit losses of $4 and $7 at December 31, 2022 and 2021, respectively	295	254
Due from affiliates	22	8
Inventories, at average cost
Fuel	23	20
Materials and supplies	159	121
Regulatory assets	361	136
Prepayments and other current assets	35	22
Total current assets	909	579

Other assets
Regulatory assets	1,191	866
Deferred charges and other assets	59	149
Total other assets	1,250	1,015
Total assets	$13,803	$12,196

The accompanying notes are an integral part of the consolidated financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Balance Sheets—continued

Liabilities and Capital	December 31,	December 31,
(millions)	2022	2021
Capitalization
Common stock	$5,075	$4,470
Accumulated other comprehensive loss	(1)	(1)
Retained earnings	346	323
Total capital	5,420	4,792
Long-term debt	3,734	3,136
Total capital	9,154	7,928

Current liabilities
Long-term debt due within one year	0	250
Notes payable	1,019	745
Accounts payable	472	390
Due to affiliates	226	44
Customer deposits	145	132
Regulatory liabilities	85	78
Accrued interest	30	18
Accrued taxes	15	19
Other	45	51
Total current liabilities	2,037	1,727

Other liabilities
Deferred income taxes	1,045	858
Regulatory liabilities	1,055	1,092
Investment tax credits	243	249
Deferred credits and other liabilities	269	342
Total other liabilities	2,612	2,541

Commitments and Contingencies (see Note 8)

Total liabilities and capital	$13,803	$12,196

The accompanying notes are an integral part of the consolidated financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Statements of Income and Comprehensive Income

(millions)
For the years ended December 31,	2022	2021	2020
Revenues
Electric	$2,519	$2,170	$1,845
Gas	650	525	427
Total revenues	3,169	2,695	2,272
Expenses
Fuel	676	604	340
Purchased power	151	106	83
Cost of natural gas sold	257	155	121
Operations & maintenance	619	566	542
Depreciation and amortization	436	430	384
Taxes, other than income	257	228	202
Total expenses	2,396	2,089	1,672
Income from operations	773	606	600
Other income
Allowance for other funds used during construction	35	45	30
Other income, net	20	5	6
Total other income	55	50	36
Interest charges
Interest expense	178	151	144
Allowance for borrowed funds used during construction	(11)	(21)	(14)
Total interest charges	167	130	130
Income before provision for income taxes	661	526	506
Provision for income taxes	121	80	82
Net income	$540	$446	$424
Comprehensive income	$540	$446	$424

The accompanying notes are an integral part of the consolidated financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Statements of Cash Flows

(millions)
For the years ended December 31,	2022	2021	2020
Cash flows from or used in operating activities
Net income	$540	$446	$424
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	436	430	384
Deferred income taxes and investment tax credits	137	28	54
Allowance for equity funds used during construction	(35)	(45)	(30)
Deferred recovery clauses	(422)	(58)	(40)
Receivables, less allowance for credit losses	(45)	(32)	(10)
Inventories	(41)	(8)	7
Taxes accrued	(23)	(13)	23
Accounts payable	75	53	34
Regulatory assets and liabilities	(100)	(10)	(18)
Other	(11)	6	1
Cash flows from operating activities	511	797	829
Cash flows from or used in investing activities
Capital expenditures	(1,427)	(1,397)	(1,361)
Net proceeds from sale of assets	10	0	6
Cash flows used in investing activities	(1,417)	(1,397)	(1,355)
Cash flows from or used in financing activities
Equity contributions from Parent	605	580	505
Proceeds from long-term debt issuance	595	790	0
Repayment of long-term debt	(250)	(279)	0
Net change in short-term debt (maturities of 90 days or less)	374	(230)	127
Proceeds from other short-term debt (maturities over 90 days)	400	500	300
Repayment of other short-term debt (maturities over 90 days)	(500)	(300)	0
Dividends to Parent	(517)	(450)	(408)
Advances from Parent	195	0	0
Other financing activities	0	(3)	(2)
Cash flows from financing activities	902	608	522
Net increase (decrease) in cash and cash equivalents	(4)	8	(4)
Cash and cash equivalents at beginning of the year	18	10	14
Cash and cash equivalents at end of the year	$14	$18	$10

Supplemental disclosure of cash paid (received):
Interest	$152	$120	$126
Income taxes	$2	$62	$14
Supplemental disclosure of non-cash activities:
Change in accrued capital expenditures	$(6)	$25	$1

The accompanying notes are an integral part of the consolidated financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Statements of Capitalization

				Accumulated
				Other
		Common	Retained	Comprehensive	Total
(millions, except share amounts)	Shares (1)	Stock	Earnings	Loss	Capital
Balance, December 31, 2019	10	3,385	$311	$(1)	$3,695
Net income			424		424
Equity contributions from Parent		505			505
Dividends to Parent (2)			(408)		(408)
Balance, December 31, 2020	10	$3,890	$327	$(1)	$4,216
Net income			446		446
Equity contributions from Parent		580			580
Dividends to Parent (2)			(450)		(450)
Balance, December 31, 2021	10	$4,470	$323	$(1)	$4,792
Net income			540		540
Equity contributions from Parent		605			605
Dividends to Parent (2)			(517)		(517)
Balance, December 31, 2022	10	$5,075	$346	$(1)	$5,420

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

TAMPA ELECTRIC COMPANY

Consolidated Statements of Capitalization – continued

At December 31, 2022 and 2021, TEC had the following long-term debt outstanding:

Long-Term Debt
(millions)		Due	2022	2021
Tampa Electric	Notes (1)(2)(3) : 2.60%	2022	$0	$225
	3.88%	2024	263	0
	2.40%	2031	285	285
	6.55%	2036	250	250
	6.15%	2037	190	190
	4.10%	2042	250	250
	4.35%	2044	290	290
	4.20%	2045	230	230
	4.30%	2048	275	275
	4.45%	2049	350	350
	3.63%	2050	275	275
	3.45%	2051	285	285
	5.00%	2052	262	0
	Total long-term debt of Tampa Electric		3,205	2,905
PGS	Notes (1)(2)(3) : 2.60%	2022	0	25
	3.88%	2024	38	0
	2.40%	2031	115	115
	6.15%	2037	60	60
	4.10%	2042	50	50
	4.35%	2044	10	10
	4.20%	2045	20	20
	4.30%	2048	75	75
	4.45%	2049	25	25
	3.63%	2050	25	25
	3.45%	2051	115	115
	5.00%	2052	37	0
	Total long-term debt of PGS		570	520
Total long-term debt			3,775	3,425
Unamortized debt discount, net			(11)	(12)
Debt issuance costs			(30)	(27)
Total carrying amount of long-term debt			3,734	3,386
Less amount due within one year			0	250
Total long-term debt			$3,734	$3,136

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

TAMPA ELECTRIC COMPANY

Consolidated Statements of Capitalization—continued

At December 31, 2022, long-term debt had a carrying amount of $3,734 million and an estimated fair market value of $3,234 million. At December 31, 2021, total long-term debt had a carrying amount of $3,386 million and an estimated fair market value of $4,036 million. The fair value of the debt securities is determined using Level 2 measurements (see Note 14 for information regarding the fair value hierarchy).

A substantial part of Tampa Electric’s tangible assets is pledged as collateral to secure its first mortgage bonds. There are currently no bonds outstanding under Tampa Electric’s first mortgage bond indenture, and Tampa Electric could cause the lien associated with this indenture to be released at any time. Gross maturities and annual sinking fund requirements of long-term debt are as follows:

Long-Term Debt Maturities

							Total
As of December 31, 2022							Long-Term
(millions)	2023	2024	2025	2026	2027	Thereafter	Debt
Tampa Electric	$0	$263	$0	$0	$0	$2,942	$3,205
PGS	0	38	0	0	0	532	570
Total long-term debt maturities	$0	$301	$0	$0	$0	$3,474	$3,775

The accompanying notes are an integral part of the consolidated financial statements.

TAMPA ELECTRIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Significant Accounting Policies

Description of the Business

TEC had two operating segments as of December 31, 2022 and for the year then ended. Its Tampa Electric division provides retail electric services in West Central Florida, and PGS, its natural gas division, is engaged in the purchase, distribution and sale of natural gas for residential, commercial, industrial and electric power generation customers in Florida. See "Separation of PGS from TEC" below for information regarding the separation that occurred on January 1, 2023. TEC’s significant accounting policies are as follows:

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

For other property dispositions, the cost and accumulated depreciation are removed from the balance sheet and a gain or loss is recognized.

Property, plant and equipment consisted of the following assets:

(millions)	Estimated Useful Lives	December 31, 2022	December 31, 2021
Electric generation	21-60 years	$6,300	$5,395
Electric transmission	10-77 years	1,109	1,068
Electric distribution	10-59 years	3,296	3,064
Gas transmission and distribution	15-75 years	2,567	2,360
General plant and other	3-71 years	1,020	946
Total cost		14,292	12,833
Less Tampa Electric accumulated depreciation		(3,158)	(2,937)
Less PGS accumulated depreciation		(687)	(664)
Tampa Electric construction work in progress		949	1,219
PGS construction work in progress		248	151
Total property, plant and equipment, net		$11,644	$10,602

Depreciation

The provision for total regulated utility plant in service, expressed as a percentage of the original cost of depreciable property, was 3.2%, 3.5% and 3.2% for 2022, 2021 and 2020, respectively. Construction work in progress is not depreciated until the asset is placed in service. TEC's total depreciation expense for the years ended December 31, 2022, 2021 and 2020 was $402 million, $408 million and $381 million, respectively. For the year ended December 31, 2022, 2021 and 2020, Tampa Electric's depreciation expense was $359 million, $357 million and $339 million, respectively.

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

Allowance for Funds Used During Construction

AFUDC is a non-cash credit to income with a corresponding charge to utility plant which represents the cost of borrowed funds and a reasonable return on other funds used for construction. The rates used to calculate AFUDC are revised periodically to reflect significant changes in cost of capital. In 2022, 2021 and 2020, Tampa Electric’s rate was 6.00%, 6.46% and 6.46%, respectively. PGS’s rate used to calculate its AFUDC in 2022, 2021 and 2020 was 6.00%, 6.00% and 5.97%, respectively. Total AFUDC for the years ended December 31, 2022, 2021 and 2020 was $46 million, $66 million and $44 million, respectively.

Inventory

TEC values materials, supplies and fossil fuel inventory (natural gas and coal) using a weighted-average cost method. These materials, supplies and fuel inventories are carried at the lower of weighted-average cost or net realizable value.

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

Receivables and Allowance for Credit Losses

Receivables from contracts with customers, which consist of services to residential, commercial, industrial and other customers, were $295 million and $252 million as of December 31, 2022 and 2021, respectively. An allowance for credit losses is established based on TEC’s collection experience and reasonable and supportable forecasts that affect the collectibility of the reported amount. Circumstances that impact Tampa Electric’s and PGS’s estimates of credit losses include, but are not limited to, customer credit issues, fuel prices, customer deposits and general economic conditions. Accounts are reserved in the allowance or written off once they are deemed to be uncollectible.

The regulated utilities accrue base revenues for services rendered but unbilled to provide for matching of revenues and expenses (see Note 3). As of December 31, 2022 and 2021, unbilled revenues of $82 million and $74 million, respectively, are included in the “Receivables” line item on TEC’s Consolidated Balance Sheets.

Accounting for Franchise Fees and Gross Receipts Taxes

Tampa Electric and PGS are allowed to recover certain costs incurred on a dollar-for-dollar basis from customers through rates approved by the FPSC. The amounts included in customers’ bills for franchise fees and gross receipt taxes are included as revenues on the Consolidated Statements of Income. Franchise fees and gross receipt taxes payable by Tampa Electric and PGS are included as an expense on the Consolidated Statements of Income in “Taxes, other than income”. These amounts totaled $145 million, $129 million and $109 million for the years ended December 31, 2022, 2021 and 2020, respectively.

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

TECO Energy and its subsidiaries, including TEC, have a self-insurance program supplemented by excess insurance coverage for the cost of claims whose ultimate value exceeds the company’s retention amounts. TEC estimates its liabilities for auto, general and workers’ compensation using discount rates mandated by statute or otherwise deemed appropriate for the circumstances. Discount rates used in estimating these other self-insurance liabilities at December 31, 2022 and 2021 ranged from 4.00% to 5.78% and 1.63% to 4.00%, respectively.

Derivatives and Hedging Activities

On November 6, 2017, the FPSC approved an amended and restated settlement agreement filed by Tampa Electric, which included a provision for a moratorium on hedging of natural gas purchases ending on December 31, 2022. On October 21, 2021, the FPSC approved a settlement agreement filed by Tampa Electric related to its 2021 rate case that extended the moratorium to December 31, 2024 (see Note 3 for further information on the settlement agreements). TEC was hedging its exposure to the variability in future cash flows until November 30, 2018 for financial natural gas contracts. TEC had $5 million and zero derivative assets as of December 31, 2022 and 2021, respectively, and $1 million and zero derivative liabilities as of December 31, 2022 and December 31, 2021, respectively.

TEC’s physical contracts qualify for the NPNS exception to derivative accounting rules, provided they meet certain criteria. Generally, NPNS applies if TEC deems the counterparty creditworthy, if the counterparty owns or controls resources within the proximity to allow for physical delivery of the commodity, if TEC intends to receive physical delivery and if the transaction is reasonable in relation to TEC’s business needs. As of December 31, 2022 and 2021, all of TEC’s physical contracts qualified for the NPNS exception, which was elected.

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

On January 1, 2023, TEC transferred the assets and liabilities of its PGS division into a separate corporation called Peoples Gas System, Inc. (PGSI) pursuant to a Contribution Agreement. This new corporation is a wholly owned subsidiary of a newly formed gas operations holding company, TECO Gas Operations, Inc., a wholly owned subsidiary of TECO Energy. On January 1, 2023, the assets, liabilities, and equity that had been recorded in the books of PGS were transferred from TEC to the newly formed PGSI at book value in a tax-free transaction. PGSI issued 100 shares of common stock to TEC related to the transfer of PGS, which were subsequently distributed to TECO Energy, Inc. and then contributed to TECO Gas Operations, Inc. This is a transaction between entities under common control; therefore, TEC did not recognize a gain or loss on the transaction.

Included in the liabilities transferred was PGS’s allocation of outstanding unsecured notes issued by TEC and outstanding short-term borrowings. The obligations related to these combined borrowings are reflected in an intercompany loan agreement between TEC and PGSI. The initial obligation of PGSI under the loan agreement at January 1, 2023 was a term loan in the principal amount of $670 million and a revolving loan in the principal amount of $66 million. The maturity date for both is December 29, 2023. PGSI intends to access the third-party lending market during 2023 but cannot predict when during the year that it will do so. To assist its affiliate and to facilitate an orderly transfer of its gas assets, Tampa Electric will continue to be responsible for providing capital as needed to PGSI under an intercompany loan agreement guaranteed by TECO Energy and TECO Gas Operations, Inc.

See Note 11 for certain financial information related to PGS. In addition, the following table presents the assets and liabilities of PGS in TEC’s Consolidated Balance Sheet as of December 31, 2022:

December 31,
(millions)	2022
Property, plant and equipment
Utility plant	$2,938
Accumulated depreciation	(687)
Total property, plant and equipment, net	2,251

Current assets
Cash and cash equivalents	4
Receivables, less allowance for credit losses of $1 at December 31, 2022	62
Due from affiliates	4
Inventories, at average cost
Materials and supplies	5
Regulatory assets	9
Prepayments and other current assets	4
Total current assets	88

Other assets
Regulatory assets	53
Deferred charges and other assets	79
Total other assets	132
Total assets	$2,471

Capitalization
Common stock	$871
Retained earnings	121
Total capital	992
Long-term debt	564
Total capital	1,556

Current liabilities
Notes payable	166
Accounts payable	78
Due to affiliates	27
Customer deposits	30
Regulatory liabilities	11
Accrued interest	4
Accrued taxes	5
Other	4
Total current liabilities	325

Other liabilities
Deferred income taxes	238
Regulatory liabilities	277
Deferred credits and other liabilities	75
Total other liabilities	590

Total liabilities and capital	$2,471

2. New Accounting Pronouncements

TEC considers the applicability and impact of all ASUs issued by the FASB. TEC was not required to and did not adopt any new ASUs in 2022.

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

Tampa Electric Base Rates

Tampa Electric’s results for 2021 and 2020 reflected an amended and restated settlement agreement, approved by the FPSC on November 6, 2017, that replaced the previous 2013 base rate settlement agreement and extended it another four years through 2021. The agreement provided for Tampa Electric’s allowed regulatory ROE to be a mid-point of 10.25% with a range of plus or minus 1%. Under the agreement, the allowed equity in the capital structure was 54% from investor sources of capital. The amended agreement provided for SoBRAs for Tampa Electric’s substantial investments in solar generation. Tampa Electric invested approximately $850 million in these solar projects during 2017 to 2021 and accrued AFUDC during construction. The agreement included a sharing provision that allowed customers to benefit from 75% of any cost savings for projects below $1,500/kWac.

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

The true-up filing for SoBRA tranche 1 and 2 revenue requirement estimates that were included in base rates as of September 2018 and January 2019, respectively, was submitted on April 30, 2020, and the FPSC approved the amount on August 18, 2020. The $5 million true-up was returned to customers in 2020. The true-up filing for SoBRA tranche 3, included in base rates as of January 2020, was approved by the FPSC on October 12, 2021. A $4 million true-up was returned to customers during 2021. No true-up for SoBRA tranche 4 was required.

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

On August 6, 2021, Tampa Electric filed with the FPSC a joint motion for approval of a settlement agreement dated as of August 6, 2021 (the Settlement Agreement) by and among Tampa Electric and the intervenors in Tampa Electric’s rate case filed with the FPSC in April 2021. The Settlement Agreement agreed to an increase in base rates annually effective with January 2022 bills, to generate a $191 million increase in revenue consisting of $123 million of traditional base rate charges and $68 million in a new charge to recover the costs of retiring assets. The Settlement Agreement further included two subsequent year adjustments of $90 million and $21 million, effective January 2023 and January 2024, respectively. Under the agreement, the allowed equity in the capital structure continued to be 54% from investor sources of capital. The Settlement Agreement included an allowed regulatory ROE range of 9.0% to 11.0% with a 9.95% midpoint. The Settlement Agreement allows a 25 basis point increase in the allowed ROE range and mid-point, and $10 million of additional revenue, if the average 30-year United States Treasury Bond yield rate for any period of six consecutive months is at least 50 basis points greater than the yield rate on the date the FPSC votes to approve the agreement. Under the agreement, base rates will not change from January 1, 2022 through December 31, 2024, unless Tampa Electric’s earned ROE were to fall below the bottom of the range during that time. The Settlement Agreement contained a provision whereby Tampa Electric agrees to quantify the future impact of a decrease or increase in corporate income tax rates on net operating income through a reduction or increase in base revenues within 180 days of when such tax change becomes law or its effective date. The Settlement Agreement further created a mechanism to recover the costs of retiring coal generation units and meter assets over a period of 15 years which survives the term of that agreement. The Settlement Agreement set new depreciation and dismantlement rates effective January

1, 2022 and contained the provisions that Tampa Electric will not have to file another depreciation study during the term of the agreement but will file a new depreciation study no more than one year, nor less than 90 days, before the filing of its next general base rate proceeding. Additionally, Tampa Electric agreed to a financial hedging moratorium for natural gas ending on December 31, 2024. On October 21, 2021, the FPSC approved the Settlement Agreement and the final order, reflecting such approval, was issued on November 10, 2021.

Tampa Electric's 2021 settlement agreement provision allowed Tampa Electric to request a revenue and ROE increase due to increases in the 30-year U.S. Treasury bond yield rate. On July 1, 2022, Tampa Electric requested to adjust its base rates to collect an additional $10 million annually (prorated in the first year) effective September 1, 2022 and increase its mid-point ROE and upper and lower allowed ranges. On August 16, 2022, the FPSC approved the change. The new mid-point ROE is 10.20%, and the range is 9.25% to 11.25% effective July 1, 2022.

Tampa Electric Big Bend Modernization Project

Tampa Electric invested $876 million, including $91 million of AFUDC, during 2018 through 2022 to modernize the Big Bend Power Station. The Big Bend modernization project repowered Big Bend Unit 1 with natural gas combined-cycle technology and eliminated coal as this unit’s fuel. As part of the Big Bend modernization project, Tampa Electric retired the Unit 1 components that will not be used in the modernized plant in 2020 and Big Bend Unit 2 in 2021. Tampa Electric plans to retire Big Bend Unit 3 in 2023 as it is in the best interest of customers from economic, environmental risk and operational perspectives.

At December 31, 2020, Tampa Electric’s balance sheet included $636 million in electric utility plant and $267 million in accumulated depreciation related to Unit 1 components and Unit 2 and Unit 3 assets. In accordance with Tampa Electric’s 2017 settlement agreement approved by the FPSC, Tampa Electric continued to account for its investment in Units 1, 2 and 3 in electric utility plant and depreciated the assets using the current depreciation rates until December 31, 2021, at which point they were reclassified to a regulatory asset on the balance sheet.

Tampa Electric’s Settlement Agreement provided recovery for the Big Bend modernization project in two phases. The first phase was a revenue increase to cover the costs of the assets in service during 2022, among other items. The remainder of the project costs will be recovered as part of the 2023 subsequent year adjustment. The Settlement Agreement also included a new charge to recover the remaining costs of the retiring Big Bend coal generation assets, Units 1 through 3, which will be spread over 15 years and will survive the term of the Settlement Agreement. The special capital recovery schedule for all three units was applied beginning January 1, 2022.

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

On January 23, 2023, Tampa Electric requested an adjustment to its fuel charges to recover the $518 million final 2022 fuel under-recovery over a period of 21 months. The request also included an adjustment to 2023 projected fuel costs to reflect the reduction in natural gas prices since September 2022 for a projected reduction of $170 million for the balance of 2023. The proposed changes will be decided by the FPSC in March 2023, and recovery is expected to begin in April 2023.

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

In September 2022, Tampa Electric was impacted by Hurricane Ian. The majority of Hurricane Ian restoration costs were charged against Tampa Electric’s FPSC approved storm reserve, resulting in minimal impact on earnings and capital expenditures. Total restoration costs were $126 million, with $119 million charged to the storm reserve. Restoration costs charged to the storm reserve exceed the reserve balance and this amount will be deferred and collected from customers in subsequent periods. In November 2022, Tampa Electric incurred costs of approximately $2 million related to Hurricane Nicole. In January 2023, Tampa Electric petitioned the FPSC for recovery of storm costs. Recovery will include costs associated with Hurricanes Ian and Nicole that exceeded the reserve, $10 million of storm restoration costs charged to the reserve since 2018, and the replenishment of the balance in the reserve to the $56 million level that existed as of October 31, 2013 for a total of approximately $131 million. The proposed changes will be decided by the FPSC in March 2023, and recovery is expected to begin in April 2023 through March 2024.

PGS Base Rates

PGS’s base rates for 2022 and 2021 were established in 2020, and its base rates for 2020 were originally established in May 2009.

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

On June 8, 2020, PGS filed a petition for an increase in rates and service charges effective January 2021. On November 19, 2020, the FPSC approved a settlement agreement filed by PGS and OPC. The settlement agreement provides for an increase in base rates by $58 million annually effective January 2021, which is a $34 million increase in revenue and $24 million increase of revenues previously recovered through the cast iron and bare steel replacement rider. This settlement agreement includes an allowed regulatory ROE range of 8.90% to 11.00% with a 9.90% midpoint, including the ability to reverse a total of $34 million of accumulated depreciation through 2023. During 2022, PGS reversed $14 million of the $34 million accumulated depreciation. No amounts were reversed prior to 2022. In addition, the agreement sets new depreciation rates effective January 1, 2021 that are consistent with PGS’s current overall average depreciation rate. Under the agreement, base rates are frozen from January 1, 2021 to December 31, 2023, unless its earned ROE were to fall below 8.90% before that time with an allowed equity in the capital structure of 54.7% from investor sources of capital. The settlement agreement further addresses tax rate changes. The agreement contains a provision whereby PGS agrees to quantify the future impact of a decrease in tax rates on net operating income through a reduction in base revenues within 120 days of when such tax change becomes law. If on the contrary, tax legislation results in a tax rate increase, PGS can establish a regulatory asset to neutralize the impact of the increase in income tax rate to be addressed in a future proceeding and with recovery beginning no sooner than January 2024.

PGS Storm Restoration Cost Recovery

On September 28, 2022, Hurricane Ian made landfall in Southwest Florida, impacting PGS’s Fort Myers and Sarasota areas. The restoration costs were approximately $2 million and were charged against PGS’s FPSC-approved storm reserve, resulting in minimal impact on earnings. PGS recorded the $1 million above the storm reserve balance of $1 million as a regulatory asset for future recovery as of December 31, 2022.

Regulatory Assets and Liabilities

Details of the regulatory assets and liabilities are presented in the following table:

Regulatory Assets and Liabilities

	December 31,	December 31,
(millions)	2022	2021
Regulatory assets:
Regulatory tax asset (1)	$124	$117
Cost-recovery clauses (2)	525	89
Capital cost recovery for early retired assets (3)	497	518
Environmental remediation (4)	20	22
Postretirement benefits (5)	272	230
Asset retirement obligation (6)	13	11
Storm reserve (7)	76	0
Other	25	15
Total regulatory assets	1,552	1,002
Less: Current portion	361	136
Long-term regulatory assets	$1,191	$866
Regulatory liabilities:
Regulatory tax liability (8)	$601	$638
Cost-recovery clauses - deferred balances (2)	30	16
Accumulated reserve—cost of removal (9)	498	468
Storm reserve (7)	0	46
Other	11	2
Total regulatory liabilities	1,140	1,170
Less: Current portion	85	78
Long-term regulatory liabilities	$1,055	$1,092
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
(2)
These assets and liabilities are related to FPSC clauses and riders, primarily related to the fuel clause and the increase in natural gas prices as well as the storm protection plan cost recovery clause. They are recovered or refunded through cost-recovery mechanisms approved by the FPSC on a dollar-for-dollar basis in a subsequent period.
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

4. Income Taxes

Change in Florida Corporate Income Tax Rate

On September 14, 2021, the state of Florida issued a corporate tax rate reduction from 4.46% to 3.53% effective January 1, 2021 through December 31, 2021. In 2021, TEC recorded a $4 million regulatory liability in recognition of its obligation to pass the tax rate reduction expense benefit to customers per the 2017 settlement agreement. Effective January 1, 2022, the Florida corporate income tax rate is 5.5%.

Inflation Reduction Act

On August 16, 2022, the Inflation Reduction Act was signed into legislation and includes numerous tax incentives for clean energy, such as the extension and modification of existing investment and production tax credits for projects placed in service through 2024, and introduces new technology-neutral clean energy related credits beginning in 2025. TEC has determined that electing production tax credits for its solar plants placed in service in 2022 will be more beneficial for customers compared to ITCs and has recorded a $7 million regulatory liability in recognition of its obligation to pass the tax benefits to customers.

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

In 2022, 2021 and 2020, TEC recorded net tax provisions of $121 million, $80 million and $82 million, respectively.

Income tax expense consists of the following components:

Income Tax Expense (Benefit)

(millions)
For the year ended December 31,	2022	2021	2020
Current income taxes
Federal	$(13)	$48	$35
State	(3)	4	(7)
Deferred income taxes
Federal	105	24	32
State	38	13	29
Investment tax credits amortization	(6)	(9)	(7)
Total income tax expense	$121	$80	$82

During 2022, TEC increased its net operating loss carryforward. Total current income tax expense for the year ended December 31, 2022, was reduced by $59 million to reflect the benefits of operating loss carryforwards.

For the three years presented, the overall effective tax rate differs from the U.S. federal statutory rate as presented below:

Effective Income Tax Rate

(millions)
For the year ended December 31,	2022	2021	2020
Income before provision for income taxes	$661	$526	$506
Federal statutory income tax rates	21%	21%	21%
Income taxes, at statutory income tax rate	139	110	106
Increase (decrease) due to
State income tax, net of federal income tax	27	13	17
Excess deferred tax amortization	(25)	(26)	(26)
ITC amortization	(6)	(9)	(7)
AFUDC-equity	(7)	(9)	(6)
Tax credits	(9)	(3)	(8)
Other	2	4	6
Total income tax expense on consolidated statements of income	$121	$80	$82
Income tax expense as a percent of income before income taxes	18.3%	15.2%	16.2%

Deferred Income Taxes

Deferred taxes result from temporary differences in the recognition of certain liabilities or assets for tax and financial reporting purposes. The principal components of TEC’s deferred tax assets and liabilities recognized in the balance sheet are as follows:

(millions)
As of December 31,	2022	2021
Deferred tax liabilities (1)
Property related	$1,318	$1,210
Deferred fuel	133	21
Pension and postretirement benefits	111	98
Insurance reserves	15	0
Total deferred tax liabilities	1,577	1,329
Deferred tax assets (1)
Loss and credit carryforwards (2)	408	340
Medical benefits	24	26
Insurance reserves	0	15
Pension and postretirement benefits	57	46
Capitalized energy conservation assistance costs	23	20
Other	20	24
Total deferred tax assets	532	471
Total deferred tax liability, net	$1,045	$858
(1)
Certain property related assets and liabilities have been netted. At December 31, 2022, PGS total deferred tax liabilities and deferred tax assets were $213 million and $37 million, respectively, with the majority of the balances related to property and capitalized energy conservation assistance costs.
(2)
Deferred tax assets for net operating loss and tax credit carryforwards have been reduced by unrecognized tax benefits of $9 million and $6 million at December 31, 2022 and 2021, respectively.

The expiration of TEC's tax credits and NOL carryforwards are as follows:

(millions)	December 31, 2022	Expiration Year
General business credits	$304	2027-2042
Federal NOL carryforwards	312	2032-2037
Federal NOL carryforwards (1)	212	indefinite
State NOL carryforwards	83	2032-2037
State NOL carryforwards (1)	312	indefinite
Total tax credits and NOL carryforwards	$1,223
(1)
Indefinite carryforward for Federal NOLs and NOLs for states that have adopted the U.S. Tax Cuts and Jobs Act of 2017 provisions, generated in tax years beginning after December 31, 2017.

TEC has unused general business credits of $304 million expiring between 2027 and 2042, of which $264 million relate to ITCs expiring between 2034 and 2041. As a result of TECO Energy's merger with Emera in 2016, TECs NOLs and credits will be utilized by EUSHI, in accordance with the benefits-for-loss allocation which provide that tax attributes are utilized by the consolidated tax return group of EUSHI.

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

The following table provides details of the change in unrecognized tax benefits as follows:

(millions)	2022	2021	2020
Balance at January 1,	$6	$9	$9
Decreases due to tax positions related to prior year	0	0	(2)
Increases due to tax positions related to prior year	2	1	1
Increases due to tax positions related to current year	1	1	1
Decreases due to settlements with tax authorities	0	(5)	0
Balance at December 31,	$9	$6	$9

As of December 31, 2022 and 2021, TEC’s uncertain tax positions for federal R&D tax credits were $9 million and $6 million, respectively, all of which was recorded as a reduction of deferred income tax assets for tax credit carryforwards. TEC’s unrecognized federal tax benefits decreased in 2021 and 2020 by approximately $5 million and $2 million, respectively, due to the resolution of its 2016 federal tax credits issue with IRS Appeals. The recognition of the 2020 tax benefits decreased the effective tax rate resulting in an income tax benefit of approximately $2 million in 2020. The settlement of the federal R&D credits audit did not impact the effective tax rate during 2021. TEC had $9 million and $6 million of unrecognized tax benefits at December 31, 2022 and 2021, respectively, that, if recognized, would reduce TEC’s effective tax rate.

TEC recognizes interest accruals related to uncertain tax positions in “Other income” or “Interest expense”, as applicable, and penalties in “Operation and maintenance expense” in the Consolidated Statements of Income. In 2022, 2021 and 2020, TEC did not recognize any pre-tax charges (benefits) for interest. Additionally, TEC did not have any accrued interest or amounts recorded for penalties at December 31, 2022, 2021 and 2020.

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

TECO Energy	Pension Benefits		Other Benefits (2)
Obligations and Funded Status
(millions)	2022	2021	2022	2021
Change in benefit obligation
Benefit obligation at beginning of year	$850	$919	$200	$212
Service cost	18	19	2	2
Interest cost	23	21	5	5
Plan participants’ contributions	0	0	4	4
Benefits paid	(79)	(77)	(19)	(17)
Actuarial gain	(142)	(32)	(50)	(6)
Plan settlements (3)	(4)	0	0	0
Benefit obligation at end of year	$666	$850	$142	$200

Change in plan assets
Fair value of plan assets at beginning of year	$924	$903	$0	$0
Actual (loss) return on plan assets	(214)	76	0	0
Employer contributions	18	21	0	0
Employer direct benefit payments	5	1	15	13
Plan participants’ contributions	0	0	4	4
Benefits paid	(78)	(76)	0	0
Direct benefit payments	(1)	(1)	(19)	(17)
Plan settlements (3)	(4)	0	0	0
Fair value of plan assets at end of year (1)	$650	$924	$0	$0
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

Decreases in the benefit obligation for the period ended December 31, 2022 are the result of increases in the discount rate used to calculate the benefit obligation, annual benefits paid to participants, incorporation of new census data as of January 1, 2022 and the updating of the retirement rate as the result of an experience study performed during the year.

At December 31, the aggregate financial position for TECO Energy pension plans and Florida-based other postretirement plans with projected benefit obligations and accumulated projected benefit obligations in excess of plan assets was as follows:

TECO Energy	Pension Benefits		Other Benefits (1)
Funded Status
(millions)	2022	2021	2022	2021
Benefit obligation (PBO/APBO)	$666	$850	$142	$200
Less: Fair value of plan assets	650	924	0	0
Funded status at end of year	$(16)	$74	$(142)	$(200)
(1)
Represent amounts for TECO Energy’s Florida-based other postretirement benefit plan.

The accumulated benefit obligation for TECO Energy consolidated defined benefit pension plans was $634 million at December 31, 2022 and $819 million at December 31, 2021.

The amounts recognized in TEC’s Consolidated Balance Sheets for pension and other postretirement benefit obligations and plan assets at December 31 were as follows:

TEC	Pension Benefits		Other Benefits
Amounts recognized in balance sheet
(millions)	2022	2021	2022	2021
Noncurrent assets	$0	$78	$0	$0
Accrued benefit costs and other current liabilities	(7)	(3)	(12)	(12)
Deferred credits and other liabilities	(9)	(12)	(121)	(175)
	$(16)	$63	$(133)	$(187)

Unrecognized gains and losses and prior service credits and costs are recorded in regulatory assets for TEC. The following table provides a detail of the unrecognized gains and losses and prior service credits and costs.

TEC	Pension Benefits		Other Benefits
Amounts recognized in regulatory assets
(millions)	2022	2021	2022	2021
Net actuarial loss	$242	$150	$30	$79
Amount recognized	$242	$150	$30	$79

Assumptions used to determine benefit obligations at December 31:

	Pension Benefits		Other Benefits
	2022	2021	2022	2021
Discount rate	5.55%	2.77%	5.53%	2.84%
Rate of compensation increase	3.79%	3.05%	3.79%	3.04%
Healthcare cost trend rate
Immediate rate	n/a	n/a	6.39%	5.61%
Ultimate rate	n/a	n/a	4.00%	4.00%
Year rate reaches ultimate trend rate	n/a	n/a	2047	2045

The discount rate assumption used to determine the December 31, 2022 and 2021 benefit obligation was based on a cash flow matching technique that matches yields from high-quality (AA-rated, non-callable) corporate bonds to TECO Energy’s projected cash flows for the plans to develop a present value that is converted to a discount rate assumption.

Amounts recognized in Net Periodic Benefit Cost, OCI and Regulatory Assets

TECO Energy	Pension Benefits				Other Benefits (1)
	2022	2021	2020		2022	2021	2020
(millions)
Service cost	$18	$19	$20		$2	$2	$2
Interest cost	23	21	26		5	5	6
Expected return on plan assets	(51)	(52)	(50)		0	0	0
Amortization of:
Actuarial loss	17	24	20		3	4	1
Prior service (benefit) cost	0	0	0		(2)	(2)	(3)
Settlement loss	2	0	0	(2)	0	0	0
Net periodic benefit cost	$9	$12	$16		$8	$9	$6

Net loss (gain) arising during the year (includes curtailment gain)	$123	$(56)	$(8)	$(50)	$(5)	$38
Amounts recognized as component of net periodic benefit cost:
Amortization or curtailment recognition of prior service credit	0	0	0	2	2	2
Amortization or settlement of actuarial loss	(19)	(23)	(20)	(3)	(4)	(1)
Total recognized in OCI and regulatory assets	$104	$(79)	$(28)	$(51)	$(7)	$39
Total recognized in net periodic benefit cost, OCI and regulatory assets	$113	$(67)	$(12)	$(43)	$2	$45
(1)
Represents amounts for TECO Energy’s Florida-based other postretirement benefit plan
(2)
Represents TECO Energy’s SERP and Restoration settlement charges as a result of the retirement of certain executives. These charges did impact TEC’s financial statements.

TEC’s portion of the net periodic benefit costs for pension benefits was $8 million, $10 million and $12 million for 2022, 2021 and 2020, respectively. Tampa Electric’s portion of the net periodic benefit costs for pension benefits was $4 million, $7 million and $10 million for 2022, 2021 and 2020, respectively. TEC’s portion of the net periodic benefit costs for other benefits was $9 million, $11 million and $7 million for 2022, 2021 and 2020, respectively. Tampa Electric’s portion of the net periodic benefit costs for other benefits was $8 million, $9 million and $6 million for 2022, 2021 and 2020, respectively. TEC’s and Tampa Electric’s portion of net periodic benefit costs for pension and other benefits is included as an expense on the Consolidated Statements of Income in “Operations & maintenance”.

Assumptions used to determine net periodic benefit cost for years ended December 31:

	Pension Benefits			Other Benefits
	2022	2021	2020	2022	2021	2020
Discount rate	2.77%	2.37%	3.21%	2.84%	2.47%	3.32%
Expected long-term return on plan assets	6.50%	6.70%	7.00%	n/a	n/a	n/a
Rate of compensation increase	3.05%	3.08%	3.79%	3.04%	3.07%	3.79%
Healthcare cost trend rate
Initial rate	n/a	n/a	n/a	5.61%	5.74%	6.03%
Ultimate rate	n/a	n/a	n/a	4.00%	4.50%	4.50%
Year rate reaches ultimate trend rate	n/a	n/a	n/a	2045	2038	2038

The discount rate assumption used to determine the benefit cost for 2022, 2021 and 2020 was based on the same technique that was used to determine the December 31, 2022 and 2021 benefit obligation as discussed above.

The expected return on assets assumption was based on historical returns, fixed income spreads and equity premiums consistent with the portfolio and asset allocation. A change in asset allocations could have a significant impact on the expected return on assets.

Additionally, expectations of long-term inflation, real growth in the economy and a provision for active management and expenses paid were incorporated in the assumption. For the year ended December 31, 2022, TECO Energy’s pension plan’s actual loss was approximately 23.5%.

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

TECO Energy	2022 Target Allocation	2021 Target Allocation	Actual Allocation, End of Year
Asset Category			2022	2021
Equity securities	50%-70%	50%-70%	58%	59%
Fixed income securities	30%-50%	30%-50%	42%	41%
Total	100%	100%	100%	100%

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

Pension Plan Investments

TECO Energy	At Fair Value as of December 31, 2022
(millions)
	Level 1	Level 2	Level 3	Using NAV (1)	Total
Cash	$5	$0	$0	$0	$5
Accounts receivable	10	0	0	0	10
Accounts payable	(62)	0	0	0	(62)
Short-term investment funds (STIFs)	32	0	0	0	32
Real estate investment trusts (REITs)	2	0	0	0	2
Mutual funds	50	0	0	0	50
Municipal bonds	0	1	0	0	1
Government bonds	0	58	0	0	58
Corporate bonds	0	50	0	0	50
Mortgage backed securities (MBS)	0	5	0	0	5
Collateralized mortgage obligations (CMOs)	0	1	0	0	1
Short Sales	0	(3)	0	0	(3)
Written Options	0	2	0	0	2
Swaps	0	(1)	0	0	(1)
Investments not utilizing the practical expedient	37	113	0	0	150
Common and collective trusts (1)	0	0	0	444	444
Mutual fund (1)	0	0	0	56	56
Total investments	$37	$113	$0	$500	$650
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
•
The primary pricing input in determining the fair value of the mutual fund utilizing the practical expedient is its NAV. It is an unregistered open-end mutual fund. The fund holds primarily corporate bonds, debt securities and other similar instruments issued by U.S. and non-U.S. public- or private-sector entities. The fund may purchase or sell securities on a when-issued basis. These transactions are made conditionally because a security has not yet been issued in the market, although it is authorized. A commitment is made regarding these transactions to purchase or sell securities for a predetermined price or yield, with payment and delivery taking place beyond the customary settlement period. Since this mutual fund is an open-end mutual fund and the prices are not published to an external source, it uses NAV as a practical expedient. The redemption frequency is daily. The redemption notice period is the same day. There were no unfunded commitments as of December 31, 2022.
•
The common collective trusts are private funds valued at NAV. The NAVs are calculated based on bid prices of the underlying securities. Since the prices are not published to external sources, NAV is used as a practical expedient. Certain funds invest primarily in equity securities of domestic and foreign issuers while others invest in long duration U.S. investment-grade fixed income assets and seeks to increase return through active management of interest rate and credit risks. The redemption frequency of the funds ranges from daily to weekly and the redemption notice period ranges from 1 business day to 30 business days. There were no unfunded commitments as of December 31, 2022.
•
Treasury bills are valued using benchmark yields, reported trades, broker dealer quotes, and benchmark securities.
•
Futures are valued using futures data, cash rate data, swap rates, and cash flow analyses.

Additionally, the non-qualified SERP had $8 million and $10 million of assets as of December 31, 2022 and 2021, respectively. Since the plan is non-qualified, its assets are included in the “Deferred charges and other assets” line item in the Consolidated Balance Sheets rather than being netted with the related liability. The non-qualified trust holds investments in a money market fund. The fund is an open-end investment, resulting in a readily-determinable fair value. Additionally, shares may be redeemed any business day at the NAV calculated after the order is accepted. The NAV is validated with purchases and sales at NAV. These factors make it a level 1 asset. The SERP was fully funded as of December 31, 2022 and 2021.

Other Postretirement Benefit Plan Assets

There are no assets associated with TECO Energy’s Florida-based other postretirement benefits plan.

Contributions

The qualified pension plan’s actuarial value of assets, including credit balance, was 129.22% of the Pension Protection Act funded target as of January 1, 2022 and is estimated at 118.00% of the Pension Protection Act funded target as of January 1, 2023.

TECO Energy’s policy is to fund the qualified pension plan at or above amounts determined by its actuaries to meet ERISA guidelines for minimum annual contributions and minimize PBGC premiums paid by the plan. TEC’s contribution is first set equal to its service cost. If a contribution in excess of service cost for the year is made, TEC’s portion is based on TEC’s proportion of the TECO Energy unfunded liability. TECO Energy made contributions to this plan in 2022, 2021 and 2020, which met the minimum funding requirements for 2022, 2021 and 2020. TEC’s portion of the contribution in 2022 was $15 million, in 2021 was $17 million and in 2020 was $16 million. Tampa Electric’s portion of the contribution was $12 million in 2022, $14 million in 2021 and $13 million 2020. These amounts are reflected in the “Other” line on the Consolidated Statements of Cash Flows. TEC estimates its portion of the 2023 contribution to be $13 million. Tampa Electric estimates its portion of the 2023 contribution to be $11 million. The amount TECO Energy expects to contribute is in excess of the minimum funding required under ERISA guidelines.

TEC’s portion of the contributions to the SERP in 2022, 2021 and 2020 was zero. Since the SERP is fully funded, TECO Energy does not expect to make significant contributions to this plan in 2023. TEC made SERP payments of approximately $2 million, $1 million and $1 million from the trust in 2022, 2021 and 2020, respectively, and expects to make a SERP payment of approximately $5 million from the trust in 2023.

The other postretirement benefits are funded annually to meet benefit obligations. TECO Energy’s contribution toward health care coverage for most employees who retired after the age of 55 between January 1, 1990 and June 30, 2001 is limited to a defined dollar benefit based on service. TECO Energy’s contribution toward pre-65 and post-65 health care coverage for most employees retiring on or after July 1, 2001 is limited to a defined dollar benefit based on an age and service schedule. In 2023, TEC expects to make a contribution of approximately $12 million. Postretirement benefit levels are substantially unrelated to salary.

Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Expected Benefit Payments

TECO Energy		Other
(including projected service and net of employee contributions)	Pension	Postretirement
	Benefits	Benefits
(millions)
2023	$68	$14
2024	64	14
2025	66	14
2026	66	14
2027	66	14
2028-2032	304	63

Defined Contribution Plan

TECO Energy has a defined contribution savings plan covering substantially all employees of TECO Energy and its subsidiaries that enables participants to save a portion of their compensation up to the limits allowed by IRS guidelines. TECO Energy and its subsidiaries match 75% of the first 6% of the participant’s payroll savings deductions. Effective January 1, 2017, the employer matching contributions increased from 70% to 75% with an additional incentive match of up to 25% of eligible participant contributions based on the achievement of certain operating company financial goals. For the years ended December 31, 2022, 2021 and 2020, TEC’s portion of expense totaled $22 million, $22 million and $21 million, respectively, related to the matching contributions made to this plan. Tampa Electric’s portion of expense totaled $19 million, $18 million and $20 million, respectively, related to the matching contributions made to this plan. The expense related to the matching contribution is included on the Consolidated Statements of Income in “Operations & maintenance”.

Effective October 21, 2019, TECO Energy amended the defined contribution plan such that certain participants covered by the IBEW collective bargaining agreement shall not be eligible to participate in the plan for purposes of receiving the fixed matching contribution. This has been replaced with a non-elective employer contribution on a bi-weekly basis equal to a percentage of the member’s compensation for that period based on years of tenure of employment. For the years ended December 31, 2022, 2021 and 2020, Tampa Electric recognized expense totaling $10 million, $10 million and $9 million, respectively, related to the contributions made to this plan. The expense related to this contribution is included on the Consolidated Statements of Income in “Operations & maintenance”.

6. Short-Term Debt

Credit Facilities

	December 31, 2022				December 31, 2021
		Borrowings	Borrowings	Letters		Borrowings	Borrowings	Letters
	Credit	Outstanding -	Outstanding -	of Credit	Credit	Outstanding -	Outstanding -	of Credit
(millions)	Facilities	Credit Facilities (1)	Commercial Paper (1)	Outstanding	Facilities	Credit Facilities (1)	Commercial Paper (1)	Outstanding
5-year facility (2)	$800	$0	$619	$1	$800	$0	$245	$1
1-year term facility (3)	400	400	0	0	500	500	0	0
Total	$1,200	$400	$619	$1	$1,300	$500	$245	$1

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
(3)
This 1-year term facility was set to mature on December 16, 2022. On December 13, 2022, TEC extended the maturity date to December 13, 2023.

At December 31, 2022, this credit facility required a commitment fee of 12.5 basis points. The weighted-average interest rate on borrowings outstanding under the credit facilities and commercial paper at December 31, 2022 and 2021 was 5.00% and 0.58%, respectively.

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

TEC Term Loan

On December 13, 2022, TEC extended the maturity date of its $500 million credit agreement that was set to mature on December 16, 2022 and reduced the amount of the loan to $400 million. The credit agreement has a maturity date of December 13, 2023; contains customary representations and warranties, events of default, and financial and other covenants; and provides for interest to accrue at variable rates based on either the term secured overnight financing rate (SOFR), Wells Fargo Bank’s prime rate, or the federal funds rate, plus a margin.

5-Year Credit Facility

On December 17, 2021, TEC amended and restated its $800 million bank credit facility, entering into a Seventh Amended and Restated Credit Agreement. The amendment extended the maturity date of the credit facility from March 22, 2023 to December 17, 2026 (subject to further extension with the consent of each lender); and provided for an interest rate based on either the London interbank deposit rate, Wells Fargo Bank’s prime rate, or the federal funds rate, plus a margin; allows TEC to borrow funds on a same-day basis under a swingline loan provision, which loans mature on the fourth banking day after which any such loans are made and bear interest at an interest rate as agreed by the borrower and the relevant swingline lender prior to the making of any such loans; continues to allow TEC to request the lenders to increase their commitments under the credit facility by up to $100 million in the aggregate; and made other technical changes.

7. Long-Term Debt

A substantial part of Tampa Electric’s tangible assets are pledged as collateral to secure its first mortgage bonds. There are currently no bonds outstanding under Tampa Electric’s first mortgage bond indenture, and Tampa Electric could cause the lien associated with this indenture to be released at any time.

TEC 3.875% Notes due 2024 and 5.00% Notes due 2052

On July 12, 2022, TEC completed a sale of (i) $300 million aggregate principal amount of 3.875% Notes due July 12, 2024 (the 2024 Notes) and (ii) $300 million aggregate principal amount of 5.00% Notes due July 15, 2052 (the 2052 Notes, and collectively, the Notes). Until July 12, 2024, in the case of the 2024 Notes, or January 15, 2052, in the case of the 2052 Notes, TEC may redeem all or any part of such series of Notes at its option at a redemption price equal to the greater of (i) 100% of the principal amount of such series of Notes to be redeemed or (ii) the sum of the present values of the remaining payments of principal and interest on the Notes to be redeemed that would be due if the Notes matured on (a) July 12, 2024, in the case of the 2024 Notes, discounted to the redemption date on a semiannual basis at the applicable treasury rate (as defined in the Indenture), plus 15 basis points, or (b) July 15, 2052, in the case of the 2052 Notes, discounted to the redemption date on a semiannual basis at the applicable treasury rate, plus 30 basis points; in either case, the redemption price would include accrued and unpaid interest to the redemption date. At any time on or after January 15, 2052, in the case of the 2052 Notes, TEC may, at its option, redeem the 2052 Notes, in whole or in part, at 100% of the principal amount of such series of the Notes being redeemed plus accrued and unpaid interest thereon to, but excluding, the date of redemption.

TEC 2.40% Notes due 2031 and 3.45% Notes due 2051

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

Superfund and Former Manufactured Gas Plant Sites

As of December 31, 2022, TEC, through its Tampa Electric division and former PGS division, was a PRP for certain superfund sites and, through its former PGS division, for certain former MGP sites. While the joint and several liability associated with these sites presents the potential for significant response costs, as of December 31, 2022 and 2021, TEC estimated its ultimate financial liability to be $13 million and $14 million, respectively, primarily at PGS. This amount has been accrued and is primarily reflected in the long-term liability section under “Deferred credits and other liabilities” on the Consolidated Balance Sheets. The environmental remediation costs associated with these sites are expected to be paid over many years.

The estimated amounts represent only the portion of the cleanup costs that was attributable to TEC. The estimates to perform the work were based on TEC’s experience with similar work, adjusted for site-specific conditions and agreements with the respective governmental agencies. The estimates are made in current dollars, are not discounted and do not assume any insurance recoveries.

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

Long-Term Commitments

TEC has commitments for various purchases as disclosed below, including payment obligations for capital projects, such as Tampa Electric’s solar projects (see Note 3), and contractual agreements for fuel, fuel transportation and power purchases that are recovered from customers under regulatory clauses. The following is a schedule of future payments under minimum lease payments with non-cancelable lease terms in excess of one year and other net purchase obligations/commitments at December 31, 2022:

	Purchased		Capital	Fuel and Gas	Long-term Service	Operating	Demand Side
(millions)	Power	Transportation(1)(3)	Projects	Supply(2)	Agreements	Leases	Management	Total
Year ended December 31:
2023	$4	$266	$159	$381	$32	$3	$5	$850
2024	0	257	63	54	27	3	4	408
2025	0	244	3	4	21	2	4	278
2026	0	241	1	4	22	1	1	270
2027	0	238	0	4	20	1	1	264
Thereafter	0	1,914	0	1	32	46	0	1,993
Total future minimum payments	$4	$3,160	$226	$448	$154	$56	$15	$4,063

(1)
As of December 31, 2022, $106 million is related to a gas transportation contract through 2040 between PGS and SeaCoast, a related party.
(2)
As of December 31, 2022, $45 million is related to fuel and gas supply contractual obligations between Tampa Electric and Emera Energy Services, a related party.
(3)
As of December 31, 2022, $1,518 million is related to transportation contracts held by Tampa Electric.

Financial Covenants

TEC must meet certain financial tests, including a debt to capital ratio, as defined in the applicable debt agreements. TEC has certain restrictive covenants in specific agreements and debt instruments. At December 31, 2022 and 2021, TEC was in compliance with all required financial covenants.

9. Revenue

The following disaggregates TEC’s revenue by major source:

(millions)	Tampa			Tampa Electric
For the year ended December 31, 2022	Electric	PGS	Eliminations	Company
Electric revenue
Residential	$1,381	$0	$0	$1,381
Commercial	666	0	0	666
Industrial	176	0	0	176
Regulatory deferrals and unbilled revenue	(12)	0	0	(12)
Other (1)	312	0	(4)	308
Total electric revenue	2,523	0	(4)	2,519
Gas revenue
Residential	0	229	0	229
Commercial	0	200	0	200
Industrial (2)	0	31	0	31
Other (3)	0	196	(6)	190
Total gas revenue	0	656	(6)	650
Total revenue	$2,523	$656	$(10)	$3,169
For the year ended December 31, 2021
Electric revenue
Residential	$1,156	$0	$0	$1,156
Commercial	602	0	0	602
Industrial	172	0	0	172
Regulatory deferrals and unbilled revenue	(8)	0	0	(8)
Other (1)	252	0	(4)	248
Total electric revenue	2,174	0	(4)	2,170
Gas revenue
Residential	0	212	0	212
Commercial	0	191	0	191
Industrial (2)	0	25	0	25
Other (3)	0	100	(3)	97
Total gas revenue	0	528	(3)	525
Total revenue	$2,174	$528	$(7)	$2,695
For the year ended December 31, 2020
Electric revenue
Residential	$1,018	$0	$0	$1,018
Commercial	506	0	0	506
Industrial	133	0	0	133
Regulatory deferrals and unbilled revenue	(25)	0	0	(25)
Other (1)	217	0	(4)	213
Total electric revenue	1,849	0	(4)	1,845
Gas revenue
Residential	0	158	0	158
Commercial	0	135	0	135
Industrial (2)	0	23	0	23
Other (3)	0	117	(6)	111
Total gas revenue	0	433	(6)	427
Total revenue	$1,849	$433	$(10)	$2,272

(1)
Other includes sales to public authorities, off-system sales to other utilities and various other items.
(2)
Industrial includes sales to power generation customers.
(3)
Other includes off-system sales to other utilities and various other items.

Remaining Performance Obligations

Remaining performance obligations primarily represent lighting contracts and gas transportation contracts with fixed contract terms. As of December 31, 2022 and 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $140 million and $135 million, respectively. The 2022 amount includes $11 million of future performance obligations related to an asset management agreement with Emera Energy, a related party, through 2025. As allowed under ASC 606, this amount excludes contracts with an original expected length of one year or less and variable amounts for which TEC recognizes revenue at the amount to which it has the right to invoice for services performed. TEC expects to recognize revenue for the remaining performance obligations through 2042.

10. Related Party Transactions

A summary of activities between TEC and its affiliates follows:

Net transactions with affiliates:

(millions)	2022	2021	2020
Natural gas sales to/(from) affiliates	$(232)	$(236)	$(139)
Services received from affiliates	4	7	6
Dividends to TECO Energy	517	450	408
Equity contributions from TECO Energy	605	580	505

Amounts due from or to affiliates at December 31,

(millions)	2022	2021
Accounts receivable related to asset management agreements to Emera Energy Services Inc. (1)	$7	$4
Accounts receivable excluding asset management agreements (1)	5	4
Taxes receivable (2)	10	0
Accounts payable (1)	31	35
Note payable to TECO Energy (3)	195	0
Taxes payable (2)	0	9
(1)
Accounts receivable and accounts payable were incurred in the ordinary course of business and do not bear interest.
(2)
Taxes receivable were due from EUSHI and taxes payable were due to EUSHI. See Note 4 for additional information.
(3)
The note payable with TECO Energy bears interest at a rate approximating the market rate of TEC's commercial paper.

On January 1, 2023, TEC entered into an intercompany loan agreement with PGSI. See "Separation of PGS from TEC" in Note 1 for further information.

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

TEC is a public utility operating within the State of Florida and has two segments, Tampa Electric and PGS. Through its Tampa Electric division, it is engaged in the generation, purchase, transmission, distribution and sale of electric energy to approximately 826,700 customers in West Central Florida. Its PGS division is engaged in the purchase, distribution and marketing of natural gas for approximately 468,000 residential, commercial, industrial and electric power generation customers in the State of Florida.

	Tampa
(millions)	Electric	PGS	Eliminations		TEC
2022
Revenues - external	$2,519	$650	$0		$3,169
Sales to affiliates	4	6	(10)		0
Total revenues	2,523	656	(10)		3,169
Depreciation and amortization	389	47	0		436
Total interest charges	142	25	0		167
Provision for income taxes	94	27	0		121
Net income	458	82	0		540
Total assets	12,064	2,471	(732)	(1)	13,803
Capital expenditures	1,099	328	0		1,427
2021
Revenues - external	$2,170	$525	$0		$2,695
Sales to affiliates	4	3	(7)		0
Total revenues	2,174	528	(7)		2,695
Depreciation and amortization	374	56	0		430
Total interest charges	110	20	0		130
Provision for income taxes	57	23	0		80
Net income	369	77	0		446
Total assets	10,650	2,209	(663)	(1)	12,196
Capital expenditures	1,081	316	0		1,397
2020
Revenues - external	$1,845	$427	$0		$2,272
Sales to affiliates	4	6	(10)		0
Total revenues	1,849	433	(10)		2,272
Depreciation and amortization	339	45	0		384
Total interest charges	113	17	0		130
Provision for income taxes	66	16	0		82
Net income	372	52	0		424
Total assets	9,800	1,901	(653)	(1)	11,048
Capital expenditures	1,028	333	0		1,361

(1)
Amounts relate to consolidated deferred tax reclassifications. Deferred tax assets are reclassified and netted with deferred tax liabilities upon consolidation.

12. Asset Retirement Obligations

Tampa Electric accounts for AROs at fair value at inception of the obligation if there is a legal obligation under applicable law, a written or oral contract, or by legal construction under the doctrine of promissory estoppel. Retirement obligations are recognized only if the legal obligation exists in connection with or as a result of the permanent retirement, abandonment or sale of a long-lived asset. When the liability is initially recorded in “Deferred credits and other liabilities” in the Consolidated Balance Sheets, the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is accreted to its estimated future value. The corresponding amount capitalized at inception is depreciated over the remaining useful life of the asset. The ARO estimates are reviewed quarterly. Any updates are revalued based on current market prices.

Reconciliation of beginning and ending carrying amount of asset retirement obligations:

	December 31,
(millions)	2022	2021
Beginning balance	$31	$39
Additional liabilities	1	0
Liabilities settled (1)	0	(9)
Other	3	1
Ending balance	$35	$31

(1)
Tampa Electric produces ash and other by-products, collectively known as CCRs, at its Big Bend and Polk power stations. The decrease in the ARO in 2021 is due to the closure of CCR management facilities.

13. Leases

TEC determines whether a contract contains a lease at inception by evaluating if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. All contracts for which TEC is the lessee are held by Tampa Electric, and all contracts for which TEC is the lessor are held by PGS.

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

Lessee

Tampa Electric has operating leases for buildings, land, telecommunication services and rail cars. Tampa Electric’s leases have remaining lease terms of 1 year to 64 years, some of which include options to extend the leases for up to an additional 65 years. These options are included as part of the lease term when it is considered reasonably certain that they will be exercised.

(millions)	Classification	December 31, 2022	December 31, 2021
Right-of-use asset	Deferred charges and other assets	$23	$24
Lease liabilities
Current	Other current liabilities	$2	$2
Long-term	Deferred credits and other liabilities	22	23
Total lease liabilities		$24	$25

Tampa Electric has recorded operating lease expense for the year ended December 31, 2022, 2021 and 2020 of $4 million, $5 million and $4 million, respectively.

Future minimum lease payments under non-cancellable operating leases for each of the next five years and in aggregate thereafter consisted of the following at December 31, 2022:

(millions)
Year ended December 31:	2023	2024	2025	2026	2027	Thereafter	Total
Minimum lease payments	$3	$3	$2	$1	$1	$46	$56
Less imputed interest							(32)
Total future minimum payments							$24

Additional information related to Tampa Electric’s leases is as follows:

Year ended December 31,	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases (millions)	$4	$4
Weighted average remaining lease term (years)	44	44
Weighted average discount rate - operating leases	4.4%	4.4%

Lessor

The net investment in direct finance leases consists of the following:

(millions)	December 31, 2022	December 31, 2021
Total minimum lease payments to be received	$0	$29
Less amounts representing estimated executory costs	0	(11)
Minimum lease payments receivable	$0	$18
Less unearned finance lease income	0	(9)
Net investment in direct finance and sales-type leases	$0	$9
Principal due within one year (included in "Receivables")	0	(2)
Net investment in direct finance and sales-type leases - long-term (included in "Deferred charges and other assets")	$0	$7

The unearned income related to these direct finance leases is recognized in income over the life of the lease using a constant rate of interest equal to the internal rate of return on the lease and is recorded as “Gas revenues” on the Consolidated Statements of Income. The PGS customers had the option to purchase the assets related to the CNG stations at any time after year five of the agreements, which was in 2021, by paying a make-whole payment at the date of the purchase based on a targeted internal rate of return. This option was exercised on both CNG stations in 2022.

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

As of December 31, 2022 and 2021, the fair value of TEC’s short-term debt was not materially different from the carrying value due to the short-term nature of the instruments and because the stated rates approximate market rates. The fair value of TEC’s short-term debt is determined using Level 2 measurements.

See Note 5 and Consolidated Statements of Capitalization for information regarding the fair value of the pension plan investments and long-term debt, respectively.

15. Stock-Based Compensation

Emera has a performance share unit (PSU) plan and a restricted share unit (RSU) plan. The PSU and RSU liabilities are marked-to-market at the end of each period based on an average common share price at the end of the period. Emera common shares are traded on the Toronto Stock Exchange under the symbol EMA.

Performance Share Unit Plan

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

A summary of the activity related to TEC employee PSUs is presented in the following table:

		Weighted	Aggregate
	Number of	Average Grant	Intrinsic
	Units	Date Fair Value	Value
	(Thousands)	(Per Unit)	(Millions)
Outstanding as of December 31, 2021	285	47.74	18
Granted including DRIP	62	59.26	4
Exercised	(123)	42.86	7
Forfeited	(51)	44.41	3
Transferred	3	47.98	0
Outstanding as of December 31, 2022	176	56.21	9

Compensation cost recognized for the PSU plan for the years ended December 31, 2022, 2021 and 2020 was $4 million, $3 million and $8 million, respectively. Tax benefits related to this compensation cost for share units realized for the years ended December 31, 2022, 2021 and 2020 were $1 million, $1 million and $2 million, respectively. Cash payments made during the year ended December 31, 2022, 2021 and 2020 associated with the PSU plan were $7 million, $10 million and $9 million, respectively. As of December 31, 2022 and 2021, there was $3 million and $3 million, respectively, of unrecognized compensation cost related to non-vested PSUs that is expected to be recognized over a weighted-average period of two years.

Restricted Share Unit Plan

Under the RSU plan, certain executive and senior employees are eligible for long-term incentives payable through the RSU plan. RSUs are granted annually for three-year overlapping performance cycles, resulting in a cash payment. RSUs are granted based on the average of Emera’s stock closing price for the fifty trading days prior to the effective grant date. Dividend equivalents are awarded and paid in the form of additional RSUs. The RSU value varies according to the Emera common share market price.

RSUs vest at the end of the three-year cycle and the payouts will be calculated and approved by the MRCC early in the following year. The value of the payout considers actual service over the performance cycle and may be pro-rated in certain departure scenarios.

A summary of the activity related to TEC employee RSUs is presented in the following table:

		Weighted	Aggregate
	Number of	Average Grant	Intrinsic
	Units	Date Fair Value	Value
	(Thousands)	(Per Unit)	(Millions)
Outstanding as of December 31, 2021	118	54.64	7
Granted including DRIP	61	59.31	4
Forfeited	(6)	56.47	0
Outstanding as of December 31, 2022	173	56.23	9

Compensation cost recognized for the RSU plan for the years ended December 31, 2022, 2021 and 2020 was $3 million, $2 million and $1 million, respectively. Tax benefits related to this compensation cost for share units realized for the years ended December 31, 2022, 2021 and 2020 were $1 million, zero and zero, respectively. As of December 31, 2022 and 2021, there was $3 million and $3 million, respectively, of unrecognized compensation cost related to non-vested RSUs that is expected to be recognized over a weighted-average period of two years.

16. Long-Term PPAs

In 2019, Tampa Electric entered into a long-term PPA with a wholesale energy provider in Florida with up to 515 MW of available capacity, which expires in 2023. Because some of these provisions provide for the transfer or sharing of a number of risks inherent in the generation of energy, these agreements meet the definition of being variable interests. These risks include: operating and maintenance, regulatory, credit, commodity/fuel and energy market risk. Tampa Electric reviewed these risks and determined that the owners of these entities retain the majority of these risks over the expected life of the underlying generating assets, have the power to direct the most significant activities, and have the obligation or right to absorb losses or benefits. As a result, Tampa Electric was not the primary beneficiary and was not required to consolidate any of these entities. Tampa Electric purchased $70 million, $46 million and $36 million under this long-term PPA for the three years ended December 31, 2022, 2021 and 2020, respectively.

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Conclusions Regarding Effectiveness of Disclosure Controls and Procedures.

TEC’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of TEC’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of the end of the period covered by this annual report, December 31, 2022 (Evaluation Date). Based on such evaluation, TEC’s principal executive officer and principal financial officer have concluded that, as of the Evaluation Date, TEC’s disclosure controls and procedures are effective.

Management’s Report on Internal Control over Financial Reporting.

TEC’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended. We conducted an evaluation of the effectiveness of TEC’s internal control over financial reporting as of December 31, 2022 based on the 2013 framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that TEC’s internal control over financial reporting was effective as of December 31, 2022.

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

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by Item 13 is omitted pursuant to General Instruction I(2) of Form 10-K.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Paid by TEC to the Independent Auditors

The following table presents fees for professional audit services and other services rendered by Ernst & Young LLP for the audit of TEC’s annual financial statements and other services for the years ended December 31, 2022 and 2021, respectively.

	2022	2021
Audit fees	$694,800	$503,300
Audit-related fees	17,600	0
Tax fees
Tax planning fees	128,696	18,393
Total	$841,096	$521,693

Audit fees consist of fees for professional services performed for (i) the audit of TEC’s annual financial statements (ii) the related reviews of the financial statements included in TEC’s 10-Q filings (iii) services related to securities offerings (iv) services that are normally provided in connection with statutory and regulatory filings or engagements.

Audit-related fees consist of fees for professional services that are reasonably related to the performance of the audit or review of our financial statements, such as required activities related to agreed upon procedures.

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
1.
Financial Statements

Tampa Electric Company Financial Statements

Reports of Independent Registered Public Accounting Firms (PCAOB ID: 42)

Consolidated Balance Sheets at December 31, 2022 and 2021

Consolidated Statements of Income and Comprehensive Income for the Years Ended December 31, 2022, 2021 and 2020

Consolidated Statements of Cash Flows for the Years Ended December 31, 2022, 2021 and 2020

Consolidated Statements of Capitalization for the Years Ended December 31, 2022, 2021 and 2020

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

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

TAMPA ELECTRIC COMPANY

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

For the Years Ended December 31, 2022, 2021 and 2020

(millions)

	Balance at	Additions			Balance at
	Beginning	Charged to	Other	Payments &	End of
	of Period	Income	Charges	Deductions (1)	Period
Allowance for Credit Losses:
2022	$7	$5	$0	$8	$4
2021	$7	$8	$0	$8	$7
2020	$2	$9	$0	$4	$7

(1)
Write-off of individual bad debt accounts

LIST OF EXHIBITS

Exhibit No.	Description

3.1	Restated Articles of Incorporation of Tampa Electric Company, as amended on November 30, 1982 (Exhibit 3 to Registration Statement No. 2-70653 of Tampa Electric Company). (P)	*

3.2	Bylaws of Tampa Electric Company, as amended effective February 2, 2011 (Exhibit 3.4, Form 10-K for 2010 of Tampa Electric Company).	*

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

*

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

4.20

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

*

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

*

10.19

Amended and Restated Credit Agreement dated as of December 14, 2022, among Tampa Electric Company, as Borrower, Wells Fargo Bank, National Association, as Administrative Agent, and the Lenders party thereto (Exhibit 10.1, Form 8-K dated as of December 14, 2022 of Tampa Electric Company).

*

10.20	Contribution Agreement dated January 1, 2023 between Tampa Electric Company and Peoples Gas Systems, Inc. (Exhibit 10.1, Form 8-K dated January 1, 2023 of Tampa Electric Company).	*

10.21	Loan Agreement dated January 1, 2023 between Tampa Electric Company and Peoples Gas Systems, Inc. (Exhibit 10.2, Form 8-K dated January 1, 2023 of Tampa Electric Company).	*

23	Consent of Independent Certified Public Accountants.

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

TAMPA ELECTRIC COMPANY

Dated: February 23, 2023	By:	/s/ Archie Collins
Archie Collins
President and Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on February 23, 2023:

Title

/s/ Archie Collins	President and Chief Executive Officer and Director
Archie Collins	(Principal Executive Officer)

/s/ Gregory W. Blunden	Treasurer and Chief Financial Officer (Chief Accounting Officer)
Gregory W. Blunden	(Principal Financial and Accounting Officer)

Signature	Title
/s/ Scott Balfour	Chairman of the Board and Director	/s/ Ana-Marie Codina Barlick	Director
Scott Balfour		Ana-Marie Codina Barlick
/s/ Jacqueline Bradley	Director	/s/ Patrick J. Geraghty	Director
Jacqueline Bradley		Patrick J. Geraghty

/s/ Pamela D. Iorio	Director	/s/ Rhea F. Law	Director
Pamela D. Iorio		Rhea F. Law
/s/ Daniel Muldoon	Director	/s/ Ralph Tedesco	Director
Daniel Muldoon		Ralph Tedesco
/s/ Rasesh Thakkar	Director	/s/ Will Weatherford	Director
Rasesh Thakkar		Will Weatherford

Supplemental Information to Be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

No annual report or proxy material has been sent to Tampa Electric Company’s security holders because all of its equity securities are held by TECO Energy, Inc.