Form 10-Q
period 2023-03-31
TAMPA ELECTRIC CO
filed 2023-05-12
CIK 96271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 9, 2023, there were 10 shares of Tampa Electric Company’s common stock issued and outstanding, all of which were held, beneficially and of record, by TECO Energy, Inc.

Tampa Electric Company meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format specified in General Instruction H(2) of Form 10-Q.

ACRONYMS

Acronyms used in this and other filings with the U.S. Securities and Exchange Commission in 2023 and 2022 include the following:

Term	Meaning

AFUDC	allowance for funds used during construction
AFUDC-debt	debt component of allowance for funds used during construction
AFUDC-equity	equity component of allowance for funds used during construction
APBO	accumulated postretirement benefit obligation
ARO	asset retirement obligation
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BCF	billion cubic feet
CCRs	coal combustion residuals
CMO	collateralized mortgage obligation
CNG	compressed natural gas
CO2	carbon dioxide
COVID-19	coronavirus disease 2019
CPI	consumer price index
CT	combustion turbine
D.C. Circuit Court	D.C. Circuit Court of Appeals
ECRC	environmental cost recovery clause
Emera	Emera Inc., a geographically diverse energy and services company headquartered in Nova Scotia, Canada and the indirect parent company of Tampa Electric Company
EPA	U.S. Environmental Protection Agency
ERISA	Employee Retirement Income Security Act
EROA	expected return on plan assets
EUSHI	Emera US Holdings Inc., a wholly owned subsidiary of Emera, which is the sole shareholder of TECO Energy’s common stock
FASB	Financial Accounting Standards Board
FDEP	Florida Department of Environmental Protection
FERC	Federal Energy Regulatory Commission
FPSC	Florida Public Service Commission
GHG	greenhouse gas
IGCC	integrated gasification combined-cycle
IRS	Internal Revenue Service
ITCs	investment tax credits
kWac	kilowatt on an alternating current basis
LNG	liquefied natural gas
MBS	mortgage-backed securities
MD&A	the section of this report entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations
MGP	manufactured gas plant
MMBTU	one million British Thermal Units
MRV	market-related value
MW	megawatt(s)
MWH	megawatt-hour(s)
NAV	net asset value
Note	Note to consolidated financial statements
NPNS	normal purchase normal sale
O&M expenses	operations and maintenance expenses
OCI	other comprehensive income
OPC	Office of Public Counsel
OPEB	other postemployment benefits
Parent	TECO Energy, Inc., the direct parent company of Tampa Electric Company
PBGC	Pension Benefit Guarantee Corporation
PBO	projected benefit obligation
PGA	purchased gas adjustment
PGS	Peoples Gas System, Inc., formerly Peoples Gas System

PPA	power purchase agreement
PRP	potentially responsible party
R&D	research and development
REIT	real estate investment trust
RFP	request for proposal
ROE	return on common equity
Regulatory ROE	return on common equity as determined for regulatory purposes
S&P	Standard and Poor’s
SCR	selective catalytic reduction
SEC	U.S. Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
SoBRAs	solar base rate adjustments
SPP	storm protection plan
STIF	short-term investment fund
Tampa Electric	Tampa Electric, the electric division of Tampa Electric Company
TEC	Tampa Electric Company
TECO Energy	TECO Energy, Inc., the direct parent company of Tampa Electric Company
TSI	TECO Services, Inc.
U.S. GAAP	generally accepted accounting principles in the United States

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

This Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties. The factors that could cause actual results to differ materially from the forward-looking statements made by TEC include those factors discussed herein, including those factors discussed with respect to TEC in (1) TEC’s 2022 Annual Report on Form 10-K in (a) Part I, Item 1A. Risk Factors, (b) Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and (c) Part II, Item 8. Financial Statements: Note 8, Commitments and Contingencies; (2) this Quarterly Report on Form 10-Q in (a) Part 1, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and (b) Part 1, Item 1. Financial Statements: Note 8, Commitments and Contingencies, and (3) other factors discussed in filings with the SEC by TEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which apply only as of the date of this Report. TEC does not undertake any obligation to publicly release any revision to its forward-looking statements to reflect events or circumstances after the date of this Form 10-Q.

All references to “dollars” and “$” in this and other filings with the U.S. Securities and Exchange Commission are references to U.S. dollars, unless specifically indicated otherwise.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

TAMPA ELECTRIC COMPANY

Consolidated Condensed Balance Sheets

Unaudited

Assets	March 31,	December 31,
(millions)	2023	2022
Property, plant and equipment
Utility plant
Electric	$12,720	$12,536
Gas	0	2,938
Utility plant, at original costs	12,720	15,474
Accumulated depreciation	(3,202)	(3,845)
Utility plant, net	9,518	11,629
Other property	15	15
Total property, plant and equipment, net	9,533	11,644

Current assets
Cash and cash equivalents	4	14
Receivables, less allowance for credit losses of $2 and $4 at March 31, 2023 and December 31, 2022, respectively	231	295
Due from affiliates	838	22
Inventories, at average cost
Fuel	31	23
Materials and supplies	157	159
Regulatory assets	384	361
Prepayments and other current assets	22	35
Total current assets	1,667	909

Other assets
Regulatory assets	1,030	1,191
Other	43	59
Total other assets	1,073	1,250
Total assets	$12,273	$13,803

The accompanying notes are an integral part of the consolidated condensed financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Condensed Balance Sheets - continued

Unaudited

Liabilities and Capitalization	March 31,	December 31,
(millions)	2023	2022
Capitalization
Common stock	$4,305	$5,075
Accumulated other comprehensive loss	(1)	(1)
Retained earnings	213	346
Total capital	4,517	5,420
Long-term debt	3,734	3,734
Total capitalization	8,251	9,154

Current liabilities
Notes payable	1,183	1,019
Accounts payable	247	472
Due to affiliates	214	226
Customer deposits	119	145
Regulatory liabilities	83	85
Accrued interest	45	30
Accrued taxes	27	15
Other	35	45
Total current liabilities	1,953	2,037

Long-term liabilities
Deferred income taxes	878	1,045
Regulatory liabilities	761	1,055
Investment tax credits	243	243
Deferred credits and other liabilities	187	269
Total long-term liabilities	2,069	2,612

Commitments and Contingencies (see Note 8)

Total liabilities and capitalization	$12,273	$13,803

The accompanying notes are an integral part of the consolidated condensed financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Condensed Statements of Income and Comprehensive Income

Unaudited

	Three months March 31,
(millions)	2023	2022
Revenues
Electric	$552	$509
Gas	0	182
Total revenues	552	691
Expenses
Fuel	137	128
Purchased power	10	7
Cost of natural gas sold	0	72
Operations and maintenance	118	147
Depreciation and amortization	104	105
Taxes, other than income	52	61
Total expenses	421	520
Income from operations	131	171
Other income
Allowance for equity funds used during construction	3	8
Interest income from affiliates	8	0
Other income, net	10	3
Total other income	21	11
Interest charges
Interest expense	56	38
Interest expense to affiliates	3	0
Allowance for borrowed funds used during construction	(1)	(3)
Total interest charges	58	35
Income before provision for income taxes	94	147
Provision for income taxes	15	29
Net income	$79	$118
Comprehensive income	$79	$118

The accompanying notes are an integral part of the consolidated condensed financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Condensed Statements of Cash Flows

Unaudited

	Three months March 31,
(millions)	2023	2022
Cash flows from operating activities
Net income	$79	$118
Adjustments to reconcile net income to cash from operating activities:
Depreciation and amortization	104	105
Deferred income taxes and investment tax credits	14	39
Allowance for equity funds used during construction	(3)	(8)
Deferred recovery clauses	50	(49)
Regulatory assets and liabilities	11	5
Changes in working capital:
Receivables, less allowance for credit losses	(2)	(5)
Inventories	(10)	(8)
Taxes accrued	19	11
Interest accrued	8	21
Accounts payable	(125)	(84)
Other	6	(3)
Cash flows from operating activities	151	142
Cash flows used in investing activities
Capital expenditures	(254)	(301)
Net proceeds from sale of assets	0	3
Cash flows used in investing activities	(254)	(298)
Cash flows from financing activities
Equity contributions from Parent	100	175
Net increase in short-term debt (maturities of 90 days or less)	164	68
Advances to affiliate	(76)	0
Dividends to Parent	(91)	(85)
Cash flows from financing activities	97	158
Net increase (decrease) in cash and cash equivalents	(6)	2
Cash and cash equivalents at beginning of period (refer to Note 1)	10	18
Cash and cash equivalents at end of period	$4	$20
Supplemental disclosure of non-cash activities
Change in accrued capital expenditures	$(9)	$(20)
Change in notes receivable from PGS	$(736)	$0

The accompanying notes are an integral part of the consolidated condensed financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Condensed Statements of Capital

Unaudited

				Accumulated
				Other
		Common	Retained	Comprehensive	Total
(millions, except share amounts)	Shares	Stock	Earnings	Loss	Capital
Three months ended March 31, 2023
Balance, December 31, 2022	10	$5,075	$346	$(1)	$5,420
Net income			79		79
Separation of PGS equity from TEC		(871)	(121)		(992)
Equity contributions from Parent		100			100
Dividends to Parent			(91)		(91)
Other		1			1
Balance, March 31, 2023	10	$4,305	$213	$(1)	$4,517

Three months ended March 31, 2022
Balance, December 31, 2021	10	4,470	$323	$(1)	$4,792
Net income			118		118
Equity contributions from Parent		175			175
Dividends to Parent			(85)		(85)
Balance, March 31, 2022	10	$4,645	$356	$(1)	$5,000

The accompanying notes are an integral part of the consolidated condensed financial statements.

TAMPA ELECTRIC COMPANY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

UNAUDITED

1. Summary of Significant Accounting Policies

See TEC’s Annual Report on Form 10-K for the year ended December 31, 2022 for a complete discussion of accounting policies. The significant accounting policies for TEC include:

Principles of Consolidation and Basis of Presentation

TEC is a wholly owned subsidiary of TECO Energy, which is an indirect, wholly owned subsidiary of Emera. TEC is comprised of the electric division, referred to as Tampa Electric, and prior to January 1, 2023, the natural gas division, referred to as PGS. See "Separation of PGS from TEC" below for further information.

In the opinion of management, the unaudited consolidated condensed financial statements include all adjustments that are of a recurring nature and necessary to state fairly the financial position of TEC as of March 31, 2023 and December 31, 2022, and the results of operations and cash flows for the periods ended March 31, 2023 and 2022. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results that can be expected for the entire fiscal year ending December 31, 2023.

The use of estimates is inherent in the preparation of financial statements in accordance with U.S. GAAP. Actual results could differ from these estimates. The year-end Consolidated Condensed Balance Sheet was derived from audited financial statements; however, this quarterly report on Form 10-Q does not include all year-end disclosures required for an annual report on Form 10-K by U.S. GAAP.

Separation of PGS from TEC

PGS became an operating division of TEC in 1997 when TECO Energy purchased PGS and merged that corporation into TEC. Since then, PGS has operated as a stand-alone regulated utility, including having its own tariffs and its own books and records.

On January 1, 2023, TEC transferred the assets and liabilities of its PGS division into a separate corporation called Peoples Gas System, Inc. pursuant to a Contribution Agreement. This new corporation is a wholly owned subsidiary of a newly formed gas operations holding company, TECO Gas Operations, Inc., a wholly owned subsidiary of TECO Energy. On January 1, 2023, the assets, liabilities, and equity that had been recorded in the books of PGS were transferred from TEC to the newly formed company at book value in a tax-free transaction. PGS issued 100 shares of common stock to TEC related to the transfer, which were subsequently distributed to TECO Energy, Inc. and then contributed to TECO Gas Operations, Inc. As a result, from and after January 1, 2023, the PGS division is no longer operated by TEC. This is a transaction between entities under common control; therefore, TEC did not recognize a gain or loss on the transaction. TEC is not required to recast its prior period financial statements and disclosures to exclude PGS prior to January 1, 2023. The TEC consolidated condensed statement of cash flows for the three months ended March 31, 2023 does not include the non-cash impact of separating the PGS assets, liabilities and equity from TEC on January 1, 2023 and excludes PGS’s opening cash balance. The impact of the separation of PGS from TEC on the consolidated condensed statements of capital for the three months ended March 31, 2023 was $992 million, which represents the net assets of PGS transferred as of January 1, 2023. TEC recorded $121 million to retained earnings, which was the retained earnings of PGS as of January 1, 2023, and the remainder of $871 million was recorded to additional paid in capital, which is presented with common stock.

Included in the liabilities transferred was PGS’s allocation of outstanding unsecured notes and outstanding short-term borrowings issued by TEC. The obligations related to these combined borrowings are reflected in a loan agreement between TEC and PGS. The initial obligation of PGS under the loan agreement at January 1, 2023 was a term loan in the principal amount of $670 million and a revolving loan in the principal amount of $66 million. The maturity date for both is December 29, 2023. PGS intends to access the third-party lending market during 2023 but cannot predict when during the year that it will do so. To assist its affiliate and to facilitate an orderly transfer of its gas assets, Tampa Electric will continue to be responsible for providing capital as needed to PGS under a loan agreement guaranteed by TECO Energy and TECO Gas Operations, Inc. See Note 12 for further information regarding TEC's related party transactions with PGS.

For the stand alone PGS balance sheet as of December 31, 2022, see Note 1 of TEC’s Annual Report on Form 10-K for the year ended December 31, 2022.

Receivables and Allowance for Credit Losses

Receivables from contracts with customers, which consist of services to residential, commercial, industrial and other customers, were $226 million and $295 million as of March 31, 2023 and December 31, 2022, respectively. An allowance for credit losses is established based on TEC’s collection experience and reasonable and supportable forecasts that affect the collectibility of the reported amount. Circumstances that could affect TEC’s estimates of credit losses include, but are not limited to, customer credit issues, generating fuel prices, customer deposits and general economic conditions. Accounts are reserved in the allowance or written off once they are deemed to be uncollectible.

As of March 31, 2023 and December 31, 2022, unbilled revenues of $68 million and $82 million, respectively, are included in the “Receivables” line item on the Consolidated Condensed Balance Sheets.

Accounting for Franchise Fees and Gross Receipts

TEC is allowed to recover certain costs from customers on a dollar-for-dollar basis through rates approved by the FPSC. The amounts included in customers’ bills for franchise fees and gross receipt taxes are included as revenues on the Consolidated Condensed Statements of Income. Franchise fees and gross receipt taxes payable by TEC are included as an expense on the Consolidated Condensed Statements of Income in “Taxes, other than income”. These amounts totaled $28 million and $33 million for the three months ended March 31, 2023 and 2022, respectively.

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

Tampa Electric ROE Adjustment

Pursuant to the Settlement Agreement, on July 1, 2022, Tampa Electric requested to adjust its base rates to collect an additional $10 million annually (prorated in the first year) effective September 1, 2022 and increase its mid-point ROE and upper and lower allowed ranges. On August 16, 2022, the FPSC approved the change. The new mid-point ROE is 10.20%, and the range is 9.25% to 11.25% effective July 1, 2022.

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

On January 23, 2023, Tampa Electric requested an adjustment to its fuel charges to recover the $518 million final 2022 fuel under-recovery over a period of 21 months. The request also included an adjustment to 2023 projected fuel costs to reflect the reduction in natural gas prices since September 2022 for a projected reduction of $170 million for the balance of 2023. The changes were approved by the FPSC on March 7, 2023, effective April 1, 2023.

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

In September 2022, Tampa Electric was impacted by Hurricane Ian. The majority of Hurricane Ian restoration costs were charged against Tampa Electric’s FPSC approved storm reserve, resulting in minimal impact on earnings and capital expenditures. Total restoration costs were $126 million, with $119 million charged to the storm reserve. Restoration costs charged to the storm reserve exceed the reserve balance and this amount will be deferred and collected from customers in subsequent periods. In November 2022, Tampa Electric incurred costs of approximately $2 million related to Hurricane Nicole. In January 2023, Tampa Electric petitioned the FPSC for recovery of storm costs. Recovery will include costs associated with Hurricanes Ian and Nicole that exceeded the reserve, $10 million of storm restoration costs charged to the reserve since 2018, and the replenishment of the balance in the reserve to the $56 million level that existed as of October 31, 2013 for a total of approximately $131 million. The storm cost recovery surcharge was approved by the FPSC on March 7, 2023, and TEC began applying the surcharge on April 2023 bills. The storm recovery is subject to review of the underlying costs for prudency by the FPSC. The review and issuance of an order by the FPSC is likely to occur by the end of 2023.

Tampa Electric Storm Protection Cost Recovery Clause and Settlement Agreement

On October 3, 2019, the FPSC issued a rule to implement a Storm Protection Plan (SPP) Cost Recovery Clause. This clause provides a process for Florida investor-owned utilities, including Tampa Electric, to recover transmission and distribution storm hardening costs for incremental activities not already included in base rates. A settlement agreement was approved on August 10, 2020 and Tampa Electric’s cost recovery began in January 2021. The current approved plan addresses the years 2023, 2024 and 2025 and was approved by the FPSC on October 4, 2022.

Regulatory Assets and Liabilities

Details of the regulatory assets and liabilities are presented in the following table:

Regulatory Assets and Liabilities
(millions)	March 31, 2023	December 31, 2022
Regulatory assets:
Regulatory tax asset (1)	$110	$124
Cost-recovery clauses (2)	461	525
Capital cost recovery for early retired assets (3)	493	497
Environmental remediation (4)	0	20
Postretirement benefits (5)	241	272
Asset retirement obligation (6)	10	13
Storm reserve (7)	76	76
Other	23	25
Total regulatory assets	1,414	1,552
Less: Current portion	384	361
Long-term regulatory assets	$1,030	$1,191
Regulatory liabilities:
Regulatory tax liability (8)	$507	$601
Cost-recovery clauses - deferred balances (2)	22	30
Accumulated reserve - cost of removal (9)	302	498
Other	13	11
Total regulatory liabilities	844	1,140
Less: Current portion	83	85
Long-term regulatory liabilities	$761	$1,055

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
(2)
These assets and liabilities are related to FPSC clauses and riders, primarily related to the fuel clause and the increase in natural gas prices experienced in 2022. They are recovered or refunded through cost-recovery mechanisms approved by the FPSC on a dollar-for-dollar basis in a subsequent period.
(3)
This asset is related to the remaining net book value of Big Bend Units 1 through 3 and meter assets that were retired. The balance earns a rate of return as permitted by the FPSC and will be recovered as a separate line item on customer bills for a period of 15 years. See “Tampa Electric Base Rates” above for further information.
(4)
This asset is related to PGS costs associated with environmental remediation primarily at MGP sites. The balance is included in rate base, partially offsetting the related liability, and earns a rate of return as permitted by the FPSC. The timing of recovery is based on a settlement agreement approved by the FPSC.
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
(7)
See "Tampa Electric Storm Restoration Cost Recovery" above for information regarding this reserve. The regulatory asset is included in rate base and earns interest as permitted by the FPSC.
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

4. Income Taxes

Inflation Reduction Act

On August 16, 2022, the Inflation Reduction Act was signed into legislation and includes numerous tax incentives for clean energy, such as the extension and modification of existing investment and production tax credits for projects placed in service through 2024, and introduces new technology-neutral clean energy related credits beginning in 2025. TEC has determined that electing production tax credits for its solar plants placed in service in 2022 will be more beneficial for customers compared to ITCs and has recorded a $10 million regulatory liability in recognition of its obligation to pass the tax benefits to customers as of March 31, 2023.

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

TEC’s effective tax rates for the three months ended March 31, 2023 and 2022 were 16.0% and 19.7%, respectively. The March 31, 2023 and 2022 effective tax rates are an estimate of the annual effective income tax rate. TEC’s effective tax rate for the three months ended March 31, 2023 differed from the statutory rate principally due to production tax credits and amortization of the regulatory tax liability resulting from tax reform. TEC’s effective tax rate for the three months ended March 31, 2022 differed from the statutory rate principally due to the amortization of the regulatory tax liability resulting from tax reform. The effective tax rate for the three months ended March 31, 2023 is lower compared to the same period in 2022 primarily due to production tax credits and the

PGS separation from TEC on January 1, 2023. See Note 1 for further information regarding the PGS separation from TEC and Note 3 for further information regarding the regulatory tax liability.

Unrecognized Tax Benefits

As of March 31, 2023 and December 31, 2022, the amount of unrecognized tax benefits was $9 million, all of which was recorded as a reduction of deferred income tax assets for tax credit carryforwards. The unrecognized tax benefits, if recognized, would reduce TEC’s effective tax rate.

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

TECO Energy Benefit Cost
(millions)	Pension Benefits		Other Postretirement Benefits
Three months ended March 31,	2023	2022	2023	2022
Components of net periodic benefit cost
Service cost	$4	$4	$0	$0
Interest cost	9	6	2	1
Expected return on assets	(14)	(13)	0	0
Amortization of:
Actuarial loss (gain)	1	4	0	1
Net periodic benefit cost	$0	$1	$2	$2

TEC’s portion of the net periodic benefit cost for the three months ended March 31, 2023 and 2022, respectively, was $0 million and $1 million for pension benefits, and $1 million and $2 million for other postretirement benefits. TEC’s portion of net periodic benefit costs for pension and other benefits is included as an expense on the Consolidated Condensed Statements of Income in “Operations & maintenance”.

TECO Energy assumed a long-term EROA of 7.05% and a discount rate of 5.55% for pension benefits under its qualified pension plan for 2023. For TECO Energy’s other postretirement benefits, TECO Energy used a discount rate of 5.53% for 2023.

TECO Energy made contributions of $4 million and $5 million to its qualified pension plan in the three months ended March 31, 2023 and 2022, respectively. TEC’s portion of these contributions was $3 million and $4 million, respectively. TECO Energy expects to make contributions to the pension plan of $12 million for the remainder of 2023. TEC estimates its portion of the remaining 2023 contribution to be $7 million.

Included in the benefit cost discussed above, for the three months ended March 31, 2023, $0 million of unamortized prior service benefits and costs and actuarial gains and losses were reclassified by TEC from regulatory assets to the Consolidated Condensed Statement of Income, compared with $4 million for the three months ended March 31, 2022.

6. Short-Term Debt

Details of TEC’s short-term borrowings are presented in the following table:

	March 31, 2023				December 31, 2022
		Borrowings	Borrowings	Letters		Borrowings	Borrowings	Letters
	Credit	Outstanding -	Outstanding -	of Credit	Credit	Outstanding -	Outstanding -	of Credit
(millions)	Facilities	Credit Facilities (1)	Commercial Paper (1)	Outstanding	Facilities	Credit Facilities (1)	Commercial Paper (1)	Outstanding
5-year facility (2)	$800	$0	$783	$1	$800	$0	$619	$1
1-year term facility (3)	400	400	0	0	400	400	0	0
1-year term facility (4)	200	0	0	0	0	0	0	0
Total	$1,400	$400	$783	$1	$1,200	$400	$619	$1

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
(3)
This 1-year term facility was set to mature on December 16, 2022. On December 13, 2022, TEC extended the maturity date to December 13, 2023.
(4)
On March 1, 2023, TEC entered into a 1-year term facility that matures on February 28, 2024.

At March 31, 2023, these credit facilities required a commitment fee of 12.5 basis points. The weighted-average interest rate on borrowings outstanding under the credit facilities and commercial paper at March 31, 2023 and December 31, 2022 was 5.55% and 5.00%, respectively.

TEC Term Loan

On March 1, 2023, TEC entered into a 364-day, $200 million senior unsecured revolving loan credit facility with a maturity date of February 28, 2024. The credit agreement contains customary representations and warranties, events of default, and financial and other covenants; and provides for interest to accrue at variable rates based on either the term secured overnight financing rate (SOFR), The Bank of Nova Scotia’s prime rate, the federal funds rate or the one-month secured overnight financing rate, plus a margin.

TEC Term Loan

Subsequent to the quarter end, on April 3, 2023, TEC entered into an additional 364-day, $200 million senior unsecured revolving loan credit facility with a group of banks. The credit facility has a maturity date of April 1, 2024. The credit agreement contains customary representations and warranties, events of default, and financial and other covenants; and provides for interest to accrue at variable rates based on either the term SOFR, Wells Fargo’s prime rate, the federal funds rate or the one-month secured overnight financing rate, plus a margin.

7. Long-Term Debt

Fair Value of Long-Term Debt

At March 31, 2023, TEC’s long-term debt, including the current portion, had a carrying amount of $3,734 million and an estimated fair market value of $3,330 million. At December 31, 2022, long-term debt had a carrying amount of $3,734 million and an estimated fair market value of $3,234 million. The fair value of the debt securities is determined using Level 2 measurements (see Note 11 for information regarding the fair value hierarchy).

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

Superfund and Former Manufactured Gas Plant Sites

As of December 31, 2022, TEC, through its Tampa Electric division and former PGS division, was a PRP for certain superfund sites and, through its former PGS division, for certain former MGP sites. As a result of the separation of the PGS division, PGS is now the responsible party for those sites (in addition to third party PRPs for certain sites).

Long-Term Commitments

TEC has commitments for various purchases as disclosed below, including payment obligations under contractual agreements for fuel, fuel transportation and power purchases that are recovered from customers under regulatory clauses. The following is a schedule of future payments under PPAs, minimum lease payments with non-cancelable lease terms in excess of one year, and other net purchase obligations/commitments at March 31, 2023:

				Fuel	Long-term		Demand
	Purchased		Capital	and	Service	Operating	Side
(millions)	Power	Transportation	Projects	Gas Supply (1)	Agreements	Leases	Management	Total

2023	$7	$103	$368	$223	$20	$2	$4	$727
2024	0	130	111	36	36	3	5	321
2025	0	126	5	4	22	2	4	163
2026	0	124	4	4	23	1	1	157
2027	0	124	0	4	22	1	1	152
Thereafter	0	924	0	1	50	46	0	1,021
Total future minimum payments	$7	$1,531	$488	$272	$173	$55	$15	$2,541

(1) As of March 31, 2023, $20 million of fuel and gas supply contractual obligations were held between Tampa Electric and Emera Energy Services, a related party.

Debt Covenants

TEC must meet certain financial tests, including a debt to capital ratio, as defined in the applicable debt agreements and has certain restrictive covenants in specific agreements and debt instruments. At March 31, 2023, TEC was in compliance with all required covenants.

9. Segment Information

Due to the separation of PGS from TEC, TEC operates under a single operating and reportable segment effective January 1, 2023 because the operations of TEC only include the operations of the Electric division. See "Separation of PGS from TEC" in Note 1 for further information regarding the separation of PGS from TEC.

(millions)	Tampa			Eliminations/		Tampa Electric
Three months ended March 31,	Electric	PGS		Reclassifications		Company
2023
Revenues - external	$552					$552
Intracompany sales	0					0
Total revenues	552					552
Total interest charges	58					58
Net income	$79					$79
2022
Revenues - external	$509	$182		$0		$691
Intracompany sales	1	1		(2)		0
Total revenues	510	183		(2)		691
Total interest charges	30	5		0		35
Net income	$88	$30		$0		$118
Total assets at March 31, 2023	$12,920			$(647)	(1)	$12,273
Total assets at December 31, 2022	$12,064	$2,471	(2)	$(732)	(1)	$13,803
(1)
Amounts primarily relate to consolidated deferred tax reclassifications. Deferred tax assets are reclassified and netted with deferred tax liabilities upon consolidation.

(2)
For the summary of the assets and liabilities of PGS as of December 31, 2022, see Note 1 of TEC’s Annual Report on Form 10-K for the year ended December 31, 2022.

10. Revenue

The following disaggregates TEC’s revenue by major source:

(millions)	Tampa			Tampa Electric
Three months ended March 31, 2023	Electric	PGS	Eliminations	Company

Electric revenue
Residential	$325			$325
Commercial	170			170
Industrial	46			46
Regulatory deferrals and unbilled revenue	(60)			(60)
Other (1)	71			71
Total electric revenue	552			552
Total revenue	$552			$552

Three months ended March 31, 2022
Electric revenue
Residential	$270	$0	$0	$270
Commercial	137	0	0	137
Industrial	37	0	0	37
Regulatory deferrals and unbilled revenue	3	0	0	3
Other (1)	63	0	(1)	62
Total electric revenue	510	0	(1)	509
Gas revenue
Residential	0	75	0	75
Commercial	0	56	0	56
Industrial (2)	0	7	0	7
Other (3)	0	45	(1)	44
Total gas revenue	0	183	(1)	182
Total revenue	$510	$183	$(2)	$691

(1)
Other electric revenue includes sales to public authorities, off-system sales to other utilities and various other items.
(2)
Industrial gas revenue includes sales to power generation customers.
(3)
Other gas revenue includes off-system sales to other utilities and various other items.

Remaining Performance Obligations

Remaining performance obligations primarily represent lighting contracts and gas transportation contracts with fixed contract terms. As of March 31, 2023 and December 31, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $62 million and $140 million, respectively. The decrease is due to TEC's January 1, 2023 separation from its former PGS division. See Note 1 for further information regarding the separation of PGS from TEC. As allowed under ASC 606, these amounts exclude contracts with an original expected length of one year or less and variable amounts for which TEC recognizes revenue at the amount to which it has the right to invoice for services performed. TEC expects to recognize revenue for the remaining performance obligations through 2043.

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

As of March 31, 2023 and December 31, 2022, the carrying value of TEC’s short-term debt was not materially different from the fair value due to the short-term nature of the instruments and because the stated rates approximate market rates. The fair value of TEC’s short-term debt is determined using Level 2 measurements. See Note 7 for information regarding the fair value of long-term debt.

12. Related Party Transactions

A summary of activities between TEC and its affiliates follows:

Net transactions with affiliates

(millions)
Three months ended March 31,	2023	2022
Natural gas sales to/(from) affiliates	$33	$83
Services to/(from) affiliates	12	(2)
Interest income from PGS	8	0
Interest expense to TECO Energy	3	0
Dividends to TECO Energy	91	85
Equity contributions from TECO Energy	100	175

Amounts due from or to affiliates

(millions)	March 31, 2023	December 31, 2022
Note receivable from PGS (1)	$805	$0
Interest receivable (1)	12	0
Accounts receivable related to asset management agreements to Emera Energy Services Inc. (2)	5	7
Accounts receivable excluding asset management agreements (2)	7	5
Taxes receivable (3)	9	10
Accounts payable (2)	18	31
Note payable to TECO Energy (4)	195	195
Interest payable to TECO Energy (4)	1	0
(1)
On January 1, 2023, TEC entered into a loan agreement with PGS for PGS’s allocation of outstanding unsecured notes issued by TEC and outstanding short-term borrowings associated with the separation of PGS from TEC on that date. As of March 31, 2023, the note receivable from PGS was a term loan in the principal amount of $670 million and a revolving loan in the principal amount of $142 million, net of discounts and issuance costs of $7 million. The maturity date for both loans is December 29, 2023. The note receivable for the term loan bears interest at primarily the stated rate and the revolving loan rate approximates the market rate of TEC's commercial paper. See "Separation of PGS from TEC" in Note 1 for further information.
(2)
Accounts receivable and accounts payable were incurred in the ordinary course of business and do not bear interest.
(3)
Taxes receivable were due from EUSHI. See Note 4 for additional information.
(4)
The note payable with TECO Energy bears interest at a rate approximating the market rate of TEC's commercial paper.

Item 2. MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS

Earnings Summary - Unaudited

	Three months ended March 31,
(millions)	2023	2022
Revenues
Tampa Electric	$552	$510
PGS		183
Eliminations		(2)
TEC	$552	$691

Net income
Tampa Electric	$79	$88
PGS		30
TEC	$79	$118

Operating Results

First quarter 2023 net income was $79 million, compared to $118 million in the first quarter of 2022. First quarter 2023 results decreased primarily due to the separation of PGS from TEC on January 1, 2023 (see section below for further information on the separation). See Operating Company Results below for detail on the results of operations at Tampa Electric during the first quarter of 2023 compared to the first quarter of 2022.

Separation of PGS From TEC

On January 1, 2023, TEC transferred the assets and liabilities of its PGS division into a separate corporation called Peoples Gas System, Inc. pursuant to a Contribution Agreement. This new corporation is a wholly owned subsidiary of a newly formed gas operations holding company, TECO Gas Operations, Inc., a wholly owned subsidiary of TECO Energy. On January 1, 2023, the assets, liabilities, and equity that had been recorded in the books of PGS were transferred from TEC to the newly formed company at book value in a tax-free transaction. PGS issued 100 shares of common stock to TEC related to the transfer, which were subsequently distributed to TECO Energy, Inc. and then contributed to TECO Gas Operations, Inc. As a result, from and after January 1, 2023, the PGS division is no longer operated by TEC. This is a transaction between entities under common control; therefore, TEC did not recognize a gain or loss on the transaction. TEC is not required to recast its prior period financial statements and disclosures to exclude PGS prior to January 1, 2023.

Included in the liabilities transferred was PGS’s allocation of outstanding unsecured notes and outstanding short-term borrowings issued by TEC. The obligations related to these combined borrowings are reflected in a loan agreement between TEC and PGS. The initial obligation of PGS under the loan agreement at January 1, 2023 was a term loan in the principal amount of $670 million and a revolving loan in the principal amount of $66 million. The maturity date for both is December 29, 2023. PGS intends to access the third-party lending market during 2023 but cannot predict when during the year that it will do so. To assist its affiliate and to facilitate an orderly transfer of its gas assets, Tampa Electric will continue to be responsible for providing capital as needed to PGS under a loan agreement guaranteed by TECO Energy and TECO Gas Operations, Inc. See Note 12 to the TEC Consolidated Condensed Financial Statements for details of the related party transactions as of March 31, 2023.

Operating Company Results

Amounts included in the operating company discussions below are pre-tax, except net income and income taxes.

Electric Division

Tampa Electric’s net income for the first quarter of 2023 was $79 million, compared with $88 million for the same period in 2022. Results primarily reflected higher interest expense, depreciation expense and O&M expense, partially offset by higher base revenues resulting from the 2021 rate case settlement agreement, customer growth and interest income from affiliate. Base revenues are energy sales excluding revenues from clauses, gross receipts taxes and franchise fees. Clauses, gross receipts taxes and franchise fees do not have a material effect on net income as these revenues substantially represent a dollar-for-dollar recovery of clause and other pass-through costs.

Revenues were $42 million higher than in the same period in 2022, primarily driven by higher base revenue due to new base rates as a result of the 2021 rate case settlement agreement and customer growth, partially offset by mild weather compared to the same period in 2022, and higher fuel recovery clause revenue as a result of increased fuel costs in 2022. Total degree days (a measure of heating and cooling demand) in Tampa Electric's service area in the first quarter of 2023 were 6% above normal (a 20-year statistical degree day average) and 8% below the 2022 period, reflecting mild weather in the first quarter of 2023 compared to 2022. Total net energy for load, which is a calendar measurement of energy output, in the first quarter of 2023 was consistent with the same period in 2022.

In 2023, operations and maintenance expense was $11 million higher than in 2022 due to increased operating expenses of $6 million and increased costs related to FPSC-approved cost-recovery clauses of $5 million. The increase in operating expenses was due to higher transmission and distribution, generation maintenance, customer support and information technology costs. Depreciation and amortization expense increased $9 million in 2023 compared to 2022 as a result of the depreciation of additions to facilities and the in-service of generation projects of $10 million, slightly offset by decreased depreciation costs related to FPSC-approved cost-recovery clauses of $1 million.

Tampa Electric’s regulated operating statistics for the three months ended March 31, 2023 and 2022 were as follows:

(millions, except customers and total degree days)	Operating Revenues			Kilowatt-Hours Billed
Three months ended March 31,	2023	2022	% Change	2023	2022	% Change
By Customer Type
Residential (1)	$325	$270	20	2,073	2,082	(0)
Commercial (1)	170	137	24	1,403	1,375	2
Industrial (1)	46	37	24	493	484	2
Other (1)	57	47	21	452	448	1
Regulatory deferrals and unbilled revenue (2)	(60)	3	(2,100)
Total retail sales of electricity	538	494	9	4,421	4,389	1
Off system sales of electricity	2	4	(50)	53	84	(37)
Other operating revenue	12	12	0
Total revenues	$552	$510	8	4,474	4,473	0
By Sales Type
Base	$321	$299	7
Clause	174	157	11
Capital cost recovery for early retired assets	15	15	0
Other	42	39	8
Total revenues	$552	$510	8

Customers at March 31, (thousands)	832	814	2
Retail net energy for load (kilowatt-hours)	4,583	4,575	0
Total degree days	635	688	(8)

(1)
Reflects a billing cycle measurement.
(2)
Primarily reflects unbilled revenue, which incorporates a calendar measurement, and postings for clause recovery deferrals.

Other Income

For the first quarter of 2023 and 2022, TEC’s other income was $21 million and $11 million, respectively, which included AFUDC-equity of $3 million and $8 million, respectively, interest income from affiliate of $8 million and $0, respectively, and other income of $10 million and $3 million, respectively. The decrease in AFUDC-equity was primarily due to the in-service timing of Tampa Electric’s modernization of its Big Bend Power Station. The interest income from affiliate is related to the note receivable from PGS for PGS's allocation of short-term and long-term debt resulting from the separation of PGS from TEC as of January 1, 2023. See Notes 1 and 12 to the TEC Consolidated Condensed Financial Statements for details of the separation of PGS from TEC and the resulting related party transactions. The increase in Other Income is primarily due to interest income on the deferred fuel balance.

Interest Expense

For the first quarter of 2023 and 2022, TEC’s interest expense, excluding AFUDC-debt, was $59 million and $38 million, respectively. The increase was due to higher interest rates and higher borrowings to support TEC’s ongoing capital investment program and ongoing operations, including fuel under recoveries and costs for hurricane restoration. The weighted-average interest rate on borrowings outstanding under the credit facilities and commercial paper at March 31, 2023 and 2022 was 5.55% and 1.04%, respectively. See Other Income above for information regarding the interest income from affiliate associated with PGS's allocation of short-term and long-term debt resulting from the separation of PGS from TEC as of January 1, 2023. The interest income from affiliate partially offsets the impact of TEC's interest expense on the Consolidated Condensed Statement of Income.

Income Taxes

The provisions for income taxes were $15 million and $29 million for the three months ended March 31, 2023 and 2022, respectively. Compared to the 2022 period, the decrease in the provision for income taxes for the three months ended March 31, 2023 was primarily the result of lower pre-tax income due to PGS's separation from TEC on January 1, 2023 and production tax credits related to solar facilities.

Liquidity and Capital Resources

The table below sets forth the March 31, 2023 liquidity, cash balances and amounts available under the TEC credit facilities.

(millions)
Credit facilities/ commercial paper / advances from affiliates	$1,595
Drawn amounts/letters of credit	(1,379)
Available credit facilities	216
Cash and short-term investments	4
Total liquidity	$220

Cash Impacts Related to Operating Activities

Cash flows from operating activities for the three months ended March 31, 2023 were $151 million, an increase of $9 million compared to the same period in 2022. Increases to cash from operations were primarily the result of lower natural gas prices, partially offset by the timing of invoice payments.

Cash Impacts Related to Financing Activities

Cash flows from financing activities for the three months ended March 31, 2023 resulted in net cash inflows of $97 million. TEC received $100 million of equity contributions from Parent and $88 million of net proceeds from short-term debt with maturities with 90 days or less. These increases in cash flows were partially offset by dividend payments to Parent of $91 million.

Covenants in Financing Agreements

In order to utilize its bank credit facilities, TEC must meet certain financial tests as defined in the applicable agreements. In addition, TEC has certain restrictive covenants in specific agreements and debt instruments. At March 31, 2023, TEC was in compliance with all applicable financial covenants. The following table contains the significant financial covenant and the performance relative to it at March 31, 2023.

Significant Financial Covenants

			Calculation at
Instrument (1)	Financial Covenant (2)	Requirement/Restriction	March 31, 2023
Credit facility - $800 million	Debt/capital	Cannot exceed 65%	52.1%
Term facility- $400 million	Debt/capital	Cannot exceed 65%	52.1%
Term facility - $200 million	Debt/capital	Cannot exceed 65%	52.1%

(1)
See Note 6 to the TEC Consolidated Condensed Financial Statements for details of the credit facility.
(2)
As defined in the instrument.

Credit Ratings of Senior Unsecured Debt at March 31, 2023

	S&P	Moody’s	Fitch
Credit ratings of senior unsecured debt	BBB+	A3	A
Credit ratings outlook	Negative	Negative	Negative

Certain of TEC’s derivative instruments contain provisions that require TEC’s debt to maintain investment grade credit ratings.

Commitments and Contingencies

See Note 8 to the TEC Consolidated Condensed Financial Statements for information regarding TEC’s commitments and contingencies as of March 31, 2023.

Regulatory Matters

See Note 3 to the TEC Consolidated Condensed Financial Statements for information regarding TEC’s regulatory matters as of March 31, 2023.

Fair Value Measurements

TEC's fair value measurements are described in Notes 7 and 11 to the TEC Consolidated Condensed Financial Statements. In addition, TEC considered the impact of nonperformance risk in determining the fair value of derivatives. TEC considered the net position with each counterparty, past performance of both parties and the intent of the parties, indications of credit deterioration and whether the markets in which TEC transacts have experienced dislocation. At March 31, 2023, the fair value of derivatives was not materially affected by nonperformance risk.

Critical Accounting Policies and Estimates

Critical accounting policies and estimates have not materially changed in 2023. For further discussion of critical accounting policies and estimates, see TEC’s Annual Report on Form 10-K for the year ended December 31, 2022.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by Item 3 is omitted pursuant to General Instruction H(2) of Form 10-Q.

Item 4. CONTROLS AND PROCEDURES

(a)
Evaluation of Disclosure Controls and Procedures. TEC’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of TEC’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2023. Based on such evaluation, TEC’s principal financial officer and principal executive officer have concluded that, as of March 31, 2023, TEC’s disclosure controls and procedures are effective.
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

10.1

Credit Agreement dated as of March 1, 2023, among Tampa Electric Company, as Borrower, The Bank of Nova Scotia, as Administrative Agent, and the Lenders party thereto (Exhibit 10.1, Form 8-K dated March 1, 2023 of Tampa Electric Company).

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

101.INS**	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema Document.

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	Inline XBRL Taxonomy Label Linkbase Document.

101.PRE**	Inline XBRL Taxonomy Presentation Linkbase Document.

104	The cover page from TEC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 has been formatted in Inline XBRL.

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

TAMPA ELECTRIC COMPANY
(Registrant)

Date: May 11, 2023	By:	/s/ Gregory W. Blunden
Gregory W. Blunden
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)