Form 10-Q
period 2023-06-30
TAMPA ELECTRIC CO
filed 2023-08-11
CIK 96271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 8, 2023, there were 10 shares of Tampa Electric Company’s common stock issued and outstanding, all of which were held, beneficially and of record, by TECO Energy, Inc.

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

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

TAMPA ELECTRIC COMPANY

Consolidated Condensed Balance Sheets

Unaudited

Assets	June 30,	December 31,
(millions)	2023	2022
Property, plant and equipment
Utility plant
Electric	$12,992	$12,536
Gas	0	2,938
Utility plant, at original costs	12,992	15,474
Accumulated depreciation	(3,278)	(3,845)
Utility plant, net	9,714	11,629
Other property	16	15
Total property, plant and equipment, net	9,730	11,644

Current assets
Cash and cash equivalents	5	14
Receivables, less allowance for credit losses of $2 and $4 at June 30, 2023 and December 31, 2022, respectively	310	295
Due from affiliates	893	22
Inventories, at average cost
Fuel	43	23
Materials and supplies	165	159
Regulatory assets	310	361
Prepayments and other current assets	28	35
Total current assets	1,754	909

Other assets
Regulatory assets	955	1,191
Other	43	59
Total other assets	998	1,250
Total assets	$12,482	$13,803

The accompanying notes are an integral part of the consolidated condensed financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Condensed Balance Sheets - continued

Unaudited

Liabilities and Capitalization	June 30,	December 31,
(millions)	2023	2022
Capitalization
Common stock	$4,405	$5,075
Accumulated other comprehensive loss	(1)	(1)
Retained earnings	266	346
Total capital	4,670	5,420
Long-term debt	3,735	3,734
Total capitalization	8,405	9,154

Current liabilities
Notes payable	1,224	1,019
Accounts payable	266	472
Due to affiliates	209	226
Customer deposits	123	145
Regulatory liabilities	86	85
Accrued interest	30	30
Accrued taxes	55	15
Other	39	45
Total current liabilities	2,032	2,037

Long-term liabilities
Deferred income taxes	876	1,045
Regulatory liabilities	744	1,055
Investment tax credits	240	243
Deferred credits and other liabilities	185	269
Total long-term liabilities	2,045	2,612

Commitments and Contingencies (see Note 8)

Total liabilities and capitalization	$12,482	$13,803

The accompanying notes are an integral part of the consolidated condensed financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Condensed Statements of Income and Comprehensive Income

Unaudited

	Three months ended June 30,
(millions)	2023	2022
Revenues
Electric	$677	$662
Gas	0	159
Total revenues	677	821
Expenses
Fuel	139	190
Purchased power	24	34
Cost of natural gas sold	0	65
Operations and maintenance	157	149
Depreciation and amortization	105	107
Taxes, other than income	58	66
Total expenses	483	611
Income from operations	194	210
Other income
Allowance for equity funds used during construction	4	9
Interest income from affiliates	10	0
Other income, net	9	3
Total other income	23	12
Interest charges
Interest expense	60	40
Interest expense to affiliates	2	0
Allowance for borrowed funds used during construction	(1)	(2)
Total interest charges	61	38
Income before provision for income taxes	156	184
Provision for income taxes	24	39
Net income	$132	$145
Comprehensive income	$132	$145

The accompanying notes are an integral part of the consolidated condensed financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Condensed Statements of Income and Comprehensive Income

Unaudited

	Six months ended June 30,
(millions)	2023	2022
Revenues
Electric	$1,229	$1,171
Gas	0	341
Total revenues	1,229	1,512
Expenses
Fuel	276	318
Purchased power	34	41
Cost of natural gas sold	0	137
Operations and maintenance	275	296
Depreciation and amortization	209	212
Taxes, other than income	110	127
Total expenses	904	1,131
Income from operations	325	381
Other income
Allowance for equity funds used during construction	7	17
Interest income from affiliates	18	0
Other income, net	19	6
Total other income	44	23
Interest charges
Interest expense	116	78
Interest expense to affiliates	5	0
Allowance for borrowed funds used during construction	(2)	(5)
Total interest charges	119	73
Income before provision for income taxes	250	331
Provision for income taxes	39	68
Net income	$211	$263
Comprehensive income	$211	$263

The accompanying notes are an integral part of the consolidated condensed financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Condensed Statements of Cash Flows

Unaudited

	Six months ended June 30,
(millions)	2023	2022
Cash flows from operating activities
Net income	$211	$263
Adjustments to reconcile net income to cash from operating activities:
Depreciation and amortization	209	212
Deferred income taxes and investment tax credits	(3)	64
Allowance for equity funds used during construction	(7)	(17)
Deferred recovery clauses	160	(145)
Regulatory assets and liabilities	57	12
Pension and post-retirement asset and liabilities	(12)	(7)
Other	5	0
Changes in working capital:
Receivables, less allowance for credit losses	(65)	(87)
Inventories	(30)	(19)
Taxes accrued	37	18
Accounts payable	(119)	(7)
Other	21	7
Cash flows from operating activities	464	294
Cash flows used in investing activities
Capital expenditures	(571)	(607)
Net proceeds from sale of assets	0	3
Cash flows used in investing activities	(571)	(604)
Cash flows from financing activities
Equity contributions from Parent	200	280
Net increase in short-term debt (maturities of 90 days or less)	205	225
Advances to affiliate	(132)	0
Dividends to Parent	(170)	(202)
Other	(1)	0
Cash flows from financing activities	102	303
Net decrease in cash and cash equivalents	(5)	(7)
Cash and cash equivalents at beginning of period (refer to Note 1)	10	18
Cash and cash equivalents at end of period	$5	$11
Supplemental disclosure of non-cash activities
Change in accrued capital expenditures	$(14)	$(22)
Reclassification of short-term debt from current to long-term	$0	$470
Change in notes receivable from PGS	$(736)	$0

The accompanying notes are an integral part of the consolidated condensed financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Condensed Statements of Capitalization

Unaudited

				Accumulated
				Other
		Common	Retained	Comprehensive	Total
(millions, except share amounts)	Shares	Stock	Earnings	Loss	Capital
Three months ended June 30, 2023
Balance, March 31, 2023	10	4,305	$213	$(1)	$4,517
Net income			132		132
Equity contributions from Parent		100			100
Dividends to Parent			(79)		(79)
Balance, June 30, 2023	10	$4,405	$266	$(1)	$4,670

Three months ended June 30, 2022
Balance, March 31, 2022	10	4,645	$356	$(1)	$5,000
Net income			145		145
Equity contributions from Parent		105			105
Dividends to Parent			(117)		(117)
Balance, June 30, 2022	10	$4,750	$384	$(1)	$5,133

Six months ended June 30, 2023
Balance, December 31, 2022	10	$5,075	$346	$(1)	$5,420
Net income			211		211
Separation of PGS equity from TEC		(871)	(121)		(992)
Equity contributions from Parent		200			200
Dividends to Parent			(170)		(170)
Other		1			1
Balance, June 30, 2023	10	$4,405	$266	$(1)	$4,670

Six months ended June 30, 2022
Balance, December 31, 2021	10	4,470	$323	$(1)	$4,792
Net income			263		263
Equity contributions from Parent		280			280
Dividends to Parent			(202)		(202)
Balance, June 30, 2022	10	$4,750	$384	$(1)	$5,133

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

In the opinion of management, the unaudited consolidated condensed financial statements include all adjustments that are of a recurring nature and necessary to state fairly the financial position of TEC as of June 30, 2023 and December 31, 2022, and the results of operations and cash flows for the periods ended June 30, 2023 and 2022. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results that can be expected for the entire fiscal year ending December 31, 2023.

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

On January 1, 2023, TEC transferred the assets and liabilities of its PGS division into a separate corporation called Peoples Gas System, Inc. pursuant to a Contribution Agreement. This new corporation is a wholly owned subsidiary of a newly formed gas operations holding company, TECO Gas Operations, Inc., a wholly owned subsidiary of TECO Energy. On January 1, 2023, the assets, liabilities, and equity that had been recorded in the books of PGS were transferred from TEC to the newly formed company at book value in a tax-free transaction. PGS issued 100 shares of common stock to TEC related to the transfer, which were subsequently distributed to TECO Energy, Inc. and then contributed to TECO Gas Operations, Inc. As a result, from and after January 1, 2023, the PGS division is no longer operated by TEC. This is a transaction between entities under common control; therefore, TEC did not recognize a gain or loss on the transaction. TEC is not required to recast its prior period financial statements and disclosures to exclude PGS prior to January 1, 2023. The TEC consolidated condensed statement of cash flows for the six months ended June 30, 2023 does not include the non-cash impact of separating the PGS assets, liabilities and equity from TEC on January 1, 2023 and excludes PGS’s opening cash balance. The impact of the separation of PGS from TEC on the consolidated condensed statements of capital for the six months ended June 30, 2023 was $992 million, which represents the net assets of PGS transferred as of January 1, 2023. TEC recorded $121 million to retained earnings, which was the retained earnings of PGS as of January 1, 2023, and the remainder of $871 million was recorded to additional paid in capital, which is presented with common stock.

Included in the liabilities transferred was PGS’s allocation of outstanding unsecured notes and outstanding short-term borrowings issued by TEC. The obligations related to these combined borrowings are reflected in a loan agreement between TEC and PGS. The initial obligation of PGS under the loan agreement at January 1, 2023 was a term loan in the principal amount of $670 million and a revolving loan in the principal amount of $66 million. The maturity date for both is December 29, 2023. PGS intends to access the third-party lending market during 2023 but cannot predict when during the year that it will do so. To assist its affiliate and to facilitate an orderly transfer of its gas assets, Tampa Electric will continue to be responsible for providing capital as needed to PGS under a loan agreement. See Note 12 for further information regarding TEC's related party transactions with PGS.

For the stand alone PGS balance sheet as of December 31, 2022, see Note 1 of TEC’s Annual Report on Form 10-K for the year ended December 31, 2022.

Receivables and Allowance for Credit Losses

Receivables on the Consolidated Condensed Balance Sheets include receivables from contracts with customers, which consist of services to residential, commercial, industrial and other customers, totaling $304 million and $295 million as of June 30, 2023 and December 31, 2022, respectively. An allowance for credit losses is established based on TEC’s collection experience and reasonable and supportable forecasts that affect the collectibility of the reported amount. Circumstances that could affect TEC’s estimates of credit losses include, but are not limited to, customer credit issues, generating fuel prices, customer deposits and general economic conditions. Accounts are reserved in the allowance or written off once they are deemed to be uncollectible.

As of June 30, 2023 and December 31, 2022, unbilled revenues of $89 million and $82 million, respectively, are included in the “Receivables” line item on the Consolidated Condensed Balance Sheets.

Accounting for Franchise Fees and Gross Receipts

TEC is allowed to recover certain costs from customers on a dollar-for-dollar basis through rates approved by the FPSC. The amounts included in customers’ bills for franchise fees and gross receipt taxes are included as revenues on the Consolidated Condensed Statements of Income. Franchise fees and gross receipt taxes payable by TEC are included as an expense on the Consolidated Condensed Statements of Income in “Taxes, other than income”. These amounts totaled $35 million and $37 million for the three months ended June 30, 2023 and 2022, respectively, and totaled $63 million and $69 million for the six months ended June 30, 2023 and 2022, respectively.

2. New Accounting Pronouncements

TEC considers the applicability and impact of all ASUs issued by the FASB. The ASUs that have been issued, but that are not yet effective, were assessed and determined to be either not applicable to TEC or have an insignificant impact on the consolidated condensed financial statements.

3. Regulatory

Tampa Electric Base Rates

On August 6, 2021, Tampa Electric filed with the FPSC a joint motion for approval of a settlement agreement dated as of August 6, 2021 (the Settlement Agreement) by and among Tampa Electric and the intervenors in Tampa Electric’s rate case filed with the FPSC in April 2021. The Settlement Agreement agreed to an increase in base rates annually effective with January 2022 bills, to generate a $191 million increase in revenue consisting of $123 million of traditional base rate charges and $68 million in a new charge to recover the costs of retiring assets. The Settlement Agreement further included two subsequent year adjustments of $90 million and $21 million, effective January 2023 and January 2024, respectively. Under the agreement, the allowed equity in the capital structure continued to be 54% from investor sources of capital. The Settlement Agreement included an allowed regulatory ROE range of 9.0% to 11.0% with a 9.95% midpoint. The Settlement Agreement allows a 25 basis point increase in the allowed ROE range and mid-point, and $10 million of additional revenue, if the average 30-year United States Treasury Bond yield rate for any period of six consecutive months is at least 50 basis points greater than the yield rate on the date the FPSC votes to approve the agreement. Under the agreement, base rates will not change from January 1, 2022 through December 31, 2024, unless Tampa Electric’s earned ROE were to fall below the bottom of the range during that time. The Settlement Agreement contained a provision whereby Tampa Electric agreed to quantify the future impact of a decrease or increase in corporate income tax rates on net operating income through a reduction or increase in base revenues within 180 days of when such tax change becomes law or its effective date. The Settlement Agreement further created a mechanism to recover the costs of retiring coal generation units and meter assets over a period of 15 years which survives the term of that agreement. The Settlement Agreement set new depreciation and dismantlement rates effective January 1, 2022 and contained the provisions that Tampa Electric will not have to file another depreciation study during the term of the agreement but will file a new depreciation study no more than one year, nor less than 90 days, before the filing of its next general base rate proceeding. Additionally, Tampa Electric agreed to a financial hedging moratorium for natural gas ending on December 31, 2024. On October 21, 2021, the FPSC approved the Settlement Agreement and the final order, reflecting such approval, was issued on November 10, 2021.

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

In September 2022, Tampa Electric was impacted by Hurricane Ian. The majority of Hurricane Ian restoration costs were charged against Tampa Electric’s FPSC approved storm reserve, resulting in minimal impact on earnings and capital expenditures. Total restoration costs were $129 million, with $121 million charged to the storm reserve. Restoration costs charged to the storm reserve exceed the reserve balance and this amount will be deferred and collected from customers in subsequent periods. In November 2022, Tampa Electric incurred costs of approximately $2 million related to Hurricane Nicole. In January 2023, Tampa Electric petitioned the FPSC for recovery of storm costs. Recovery will include costs associated with Hurricanes Ian and Nicole that exceeded the reserve, $10 million of storm restoration costs charged to the reserve since 2018, and the replenishment of the balance in the reserve to the $56 million level that existed as of October 31, 2013 for a total of approximately $131 million. The storm cost recovery surcharge was approved by the FPSC on March 7, 2023, and TEC began applying the surcharge on April 2023 bills. The storm recovery is subject to review of the underlying costs for prudency by the FPSC. The review and issuance of an order by the FPSC is likely to occur by the end of 2023.

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

Regulatory Assets and Liabilities

Details of the regulatory assets and liabilities are presented in the following table:

Regulatory Assets and Liabilities
(millions)	June 30, 2023	December 31, 2022
Regulatory assets:
Regulatory tax asset (1)	$111	$124
Cost-recovery clauses (2)	348	525
Capital cost recovery for early retired assets (3)	494	497
Environmental remediation (4)	0	20
Postretirement benefits (5)	239	272
Asset retirement obligation (6)	10	13
Storm reserve (7)	44	76
Other	19	25
Total regulatory assets	1,265	1,552
Less: Current portion	310	361
Long-term regulatory assets	$955	$1,191
Regulatory liabilities:
Regulatory tax liability (8)	$495	$601
Cost-recovery clauses - deferred balances (2)	19	30
Accumulated reserve - cost of removal (9)	298	498
Other	18	11
Total regulatory liabilities	830	1,140
Less: Current portion	86	85
Long-term regulatory liabilities	$744	$1,055

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

4. Income Taxes

Inflation Reduction Act

On August 16, 2022, the Inflation Reduction Act was signed into legislation and includes numerous tax incentives for clean energy, such as the extension and modification of existing investment and production tax credits for projects placed in service through 2024, and introduces new technology-neutral clean energy related credits beginning in 2025. TEC has determined that electing production tax credits for its solar plants placed in service in 2022 will be more beneficial for customers compared to ITCs and has recorded a $15 million regulatory liability in recognition of its obligation to pass the tax benefits to customers as of June 30, 2023.

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

TEC’s effective tax rates for the six months ended June 30, 2023 and 2022 were 15.6% and 20.5%, respectively. The June 30, 2023 and 2022 effective tax rates are an estimate of the annual effective income tax rate. TEC’s effective tax rate for the six months ended June 30, 2023 differed from the statutory rate principally due to production tax credits and amortization of the regulatory tax liability resulting from tax reform. TEC’s effective tax rate for the six months ended June 30, 2022 differed from the statutory rate principally due to the amortization of the regulatory tax liability resulting from tax reform. The effective tax rate for the six months ended June 30, 2023 is lower compared to the same period in 2022 primarily due to production tax credits and the PGS separation from TEC on January 1, 2023. See Note 1 for further information regarding the PGS separation from TEC and Note 3 for further information regarding the regulatory tax liability.

Unrecognized Tax Benefits

As of June 30, 2023 and December 31, 2022, the amount of unrecognized tax benefits was $9 million, all of which was recorded as a reduction of deferred income tax assets for tax credit carryforwards. The unrecognized tax benefits, if recognized, would reduce TEC’s effective tax rate.

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

TECO Energy Benefit Cost
(millions)	Pension Benefits		Other Postretirement Benefits
Three months ended June 30,	2023	2022	2023	2022
Components of net periodic benefit cost
Service cost	$4	$5	$0	$1
Interest cost	9	6	2	2
Expected return on assets	(13)	(13)	0	0
Amortization of:
Actuarial loss (gain)	1	5	(1)	(1)
Settlement cost (1)	2	1	0	0
Net periodic benefit cost	$3	$4	$1	$2
Six months ended June 30,
Components of net periodic benefit cost
Service cost	$8	$9	$0	$1
Interest cost	18	12	4	3
Expected return on assets	(27)	(26)	0	0
Amortization of:
Actuarial loss (gain)	2	9	(1)	0
Settlement cost (1)	2	1	0	0
Net periodic benefit cost	$3	$5	$3	$4

(1) Represents TEC's SERP and Restoration Plan settlement charges as a result of the prior retirements of certain executives.

TEC’s portion of the net periodic benefit cost for the three months ended June 30, 2023 and 2022, respectively, was $1 million and $3 million for pension benefits, and $2 million and $3 million for other postretirement benefits. TEC’s portion of the net periodic benefit cost for the six months ended June 30, 2023 and 2022, respectively, was $1 million and $4 million for pension benefits, and $3 million and $5 million for other postretirement benefits. TEC’s portion of net periodic benefit costs for pension and other benefits is included as an expense on the Consolidated Condensed Statements of Income in “Operations & maintenance”.

TECO Energy assumed a long-term EROA of 7.05% and a discount rate of 5.55% for pension benefits under its qualified pension plan for 2023. For TECO Energy’s other postretirement benefits, TECO Energy used a discount rate of 5.53% for 2023.

TECO Energy made contributions of $8 million and $9 million to its qualified pension plan in the six months ended June 30, 2023 and 2022, respectively. TEC’s portion of these contributions was $5 million and $8 million, respectively. TECO Energy expects to make contributions to the pension plan of $8 million for the remainder of 2023. TEC estimates its portion of the remaining 2023 contribution to be $5 million.

Included in the benefit cost discussed above, for the three and six months ended June 30, 2023, $1 million and $1 million, respectively, of unamortized prior service benefits and costs and actuarial gains and losses were reclassified by TEC from regulatory assets to the Consolidated Condensed Statement of Income, compared with $5 million and $9 million for the three and six months ended June 30, 2022, respectively.

6. Short-Term Debt

Details of TEC’s short-term borrowings are presented in the following table:

	June 30, 2023				December 31, 2022
		Borrowings	Borrowings	Letters		Borrowings	Borrowings	Letters
	Credit	Outstanding -	Outstanding -	of Credit	Credit	Outstanding -	Outstanding -	of Credit
(millions)	Facilities	Credit Facilities (1)	Commercial Paper (1)	Outstanding	Facilities	Credit Facilities (1)	Commercial Paper (1)	Outstanding
5-year facility (2)	$800	$0	$794	$1	$800	$0	$619	$1
1-year term facility (3)	400	400	0	0	400	400	0	0
1-year term facility (4)	200	30	0	0	0	0	0	0
1-year term facility (5)	200	0	0	0	0	0	0	0
Total	$1,600	$430	$794	$1	$1,200	$400	$619	$1

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
(3)
This 1-year term facility was set to mature on December 16, 2022. On December 13, 2022, TEC extended the maturity date to December 13, 2023.
(4)
On March 1, 2023, TEC entered into a 1-year term facility that matures on February 28, 2024.
(5)
On April 3, 2023, TEC entered into a 1-year term facility that matures on April 1, 2024.

At June 30, 2023, these credit facilities required a commitment fee of 12.5 basis points. The weighted-average interest rate on borrowings outstanding under the credit facilities and commercial paper at June 30, 2023 and December 31, 2022 was 5.72% and 5.00%, respectively.

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

7. Long-Term Debt

Fair Value of Long-Term Debt

At June 30, 2023, TEC’s long-term debt had a carrying amount of $3,735 million and an estimated fair market value of $3,240 million. At December 31, 2022, long-term debt had a carrying amount of $3,734 million and an estimated fair market value of $3,234 million. The fair value of the debt securities is determined using Level 2 measurements (see Note 11 for information regarding the fair value hierarchy).

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

Superfund and Former Manufactured Gas Plant Sites

As of December 31, 2022, TEC, through its Tampa Electric division and former PGS division, was a PRP for certain superfund sites and, through its former PGS division, for certain former MGP sites. As a result of the separation of the PGS division, PGS is now the responsible party for those sites (in addition to third party PRPs for certain sites). See Note 1 for further information regarding the PGS separation from TEC.

Long-Term Commitments

TEC has commitments for various purchases as disclosed below, including payment obligations under contractual agreements for fuel, fuel transportation and power purchases that are recovered from customers under regulatory clauses. The following is a schedule of future payments under PPAs, minimum lease payments with non-cancelable lease terms in excess of one year, and other net purchase obligations/commitments at June 30, 2023:

				Fuel	Long-term		Demand
	Purchased		Capital	and	Service	Operating	Side
(millions)	Power	Transportation	Projects	Gas Supply (1)	Agreements	Leases	Management	Total

2023	$11	$67	$426	$160	$18	$1	$2	$685
2024	0	132	131	36	34	3	5	341
2025	0	128	4	4	22	2	4	164
2026	0	125	4	4	23	1	1	158
2027	0	125	1	4	22	1	1	154
Thereafter	0	930	0	1	50	46	0	1,027
Total future minimum payments	$11	$1,507	$566	$209	$169	$54	$13	$2,529

(1) As of June 30, 2023, $13 million of fuel and gas supply contractual obligations were held between Tampa Electric and Emera Energy Services, a related party.

Debt Covenants

TEC must meet certain financial tests, including a debt to capital ratio, as defined in the applicable debt agreements and has certain restrictive covenants in specific agreements and debt instruments. At June 30, 2023, TEC was in compliance with all required covenants.

9. Segment Information

Due to the separation of PGS from TEC, TEC operates under a single operating and reportable segment effective January 1, 2023 because the operations of TEC only include the operations of the Electric division. See "Separation of PGS from TEC" in Note 1 for further information regarding the separation of PGS from TEC.

(millions)	Tampa			Eliminations/		Tampa Electric
Three months ended June 30,	Electric	PGS		Reclassifications		Company
2023
Revenues - external	$677					$677
Intracompany sales	0					0
Total revenues	677					677
Total interest charges	61					61
Net income	$132					$132
2022
Revenues - external	$662	$159		$0		$821
Intracompany sales	1	1		(2)		0
Total revenues	663	160		(2)		821
Total interest charges	32	6		0		38
Net income	$126	$19		$0		$145

Six months ended June 30,
2023
Revenues - external	$1,229					$1,229
Intracompany sales	0					0
Total revenues	1,229					1,229
Total interest charges	119					119
Net income	$211					$211
2022
Revenues - external	$1,171	$341		$0		$1,512
Intracompany sales	2	2		(4)		0
Total revenues	1,173	343		(4)		1,512
Total interest charges	62	11		0		73
Net income	$214	$49		$0		$263
Total assets at June 30, 2023	$13,121			$(639)	(1)	$12,482
Total assets at December 31, 2022	$12,064	$2,471	(2)	$(732)	(1)	$13,803
(1)
Amounts primarily relate to consolidated deferred tax reclassifications. Deferred tax assets are reclassified and netted with deferred tax liabilities upon consolidation.
(2)
For the summary of the assets and liabilities of PGS as of December 31, 2022, see Note 1 of TEC’s Annual Report on Form 10-K for the year ended December 31, 2022.

10. Revenue

The following disaggregates TEC’s revenue by major source:

(millions)	Tampa				Tampa Electric
Three months ended June 30, 2023	Electric		PGS	Eliminations	Company
Electric revenue
Residential	$430				$430
Commercial	201				201
Industrial	50				50
Regulatory deferrals	(97)				(97)
Unbilled revenue	21				21
Other (1)	72				72
Total electric revenue	677				677
Total revenue	$677				$677
Three months ended June 30, 2022
Electric revenue
Residential	$348		$0	$0	$348
Commercial	170		0	0	170
Industrial	47		0	0	47
Regulatory deferrals	(4)		0	0	(4)
Unbilled revenue	20		0	0	20
Other (1)	82	`	0	(1)	81
Total electric revenue	663		0	(1)	662
Gas revenue
Residential	0		50	0	50
Commercial	0		49	0	49
Industrial (2)	0		8	0	8
Other (3)	0		53	(1)	52
Total gas revenue	0		160	(1)	159
Total revenue	$663		$160	$(2)	$821

(millions)	Tampa			Tampa Electric
Six months ended June 30, 2023	Electric	PGS	Eliminations	Company
Electric revenue
Residential	$755			$755
Commercial	371			371
Industrial	96			96
Regulatory deferrals	(160)			(160)
Unbilled revenue	24			24
Other (1)	143			143
Total electric revenue	1,229			1,229
Total revenue	$1,229			$1,229

Six months ended June 30, 2022
Electric revenue
Residential	$618	$0	$0	$618
Commercial	307	0	0	307
Industrial	84	0	0	84
Regulatory deferrals	(6)	0	0	(6)
Unbilled revenue	25	0	0	25
Other (1)	145	0	(2)	143
Total electric revenue	1,173	0	(2)	1,171
Gas revenue
Residential	0	125	0	125
Commercial	0	105	0	105
Industrial (2)	0	15	0	15
Other (3)	0	98	(2)	96
Total gas revenue	0	343	(2)	341
Total revenue	$1,173	$343	$(4)	$1,512

(1)
Other electric revenue includes sales to public authorities, off-system sales to other utilities and various other items.

(2)
Industrial gas revenue includes sales to power generation customers.
(3)
Other gas revenue includes off-system sales to other utilities and various other items.

Remaining Performance Obligations

Remaining performance obligations primarily represent lighting contracts and gas transportation contracts with fixed contract terms. As of June 30, 2023 and December 31, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $62 million and $140 million, respectively. The decrease is due to TEC's January 1, 2023 separation from its former PGS division. See Note 1 for further information regarding the separation of PGS from TEC. As allowed under ASC 606, these amounts exclude contracts with an original expected length of one year or less and variable amounts for which TEC recognizes revenue at the amount to which it has the right to invoice for services performed. TEC expects to recognize revenue for the remaining performance obligations through 2043.

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

As of June 30, 2023 and December 31, 2022, the carrying value of TEC’s short-term debt was not materially different from the fair value due to the short-term nature of the instruments and because the stated rates approximate market rates. The fair value of TEC’s short-term debt is determined using Level 2 measurements. See Note 7 for information regarding the fair value of long-term debt.

12. Related Party Transactions

A summary of activities between TEC and its affiliates follows:

Net transactions with affiliates

	Three months ended June 30,		Six months ended June 30,
(millions)	2023	2022	2023	2022
Natural gas sales to/(from) affiliates	$(14)	$(52)	$(36)	$(114)
Services to/(from) affiliates	8	(1)	15	(3)
Interest income from affiliates	10	0	18	0
Interest expense to affiliates	2	0	5	0
Dividends to TECO Energy	79	117	170	202
Equity contributions from TECO Energy	100	105	200	280

Amounts due from or to affiliates

(millions)	June 30, 2023	December 31, 2022
Note receivable from PGS (1)	$861	$0
Interest receivable (1)	3	0
Accounts receivable related to asset management agreements to Emera Energy Services Inc. (2)	4	7
Accounts receivable excluding asset management agreements (2)	6	5
Taxes receivable (3)	19	10
Accounts payable (2)	13	31
Note payable to TECO Energy (4)	195	195
Interest payable to TECO Energy (4)	1	0
(1)
On January 1, 2023, TEC entered into a loan agreement with PGS for PGS’s allocation of outstanding unsecured notes issued by TEC and outstanding short-term borrowings associated with the separation of PGS from TEC on that date. As of June 30, 2023, the note receivable from PGS was a term loan in the principal amount of $670 million and a revolving loan in the principal amount of $198 million, offset by discounts and issuance costs of $7 million. The maturity date for both loans is December 29, 2023. The note receivable for the term loan bears interest at primarily the stated rate and the revolving loan rate is consistent with the market rate of TEC's commercial paper. See "Separation of PGS from TEC" in Note 1 for further information.
(2)
Accounts receivable and accounts payable were incurred in the ordinary course of business and do not bear interest.
(3)
Taxes receivable were due from EUSHI. See Note 4 for additional information.
(4)
The note payable with TECO Energy bears interest at a rate approximating the market rate of TEC's commercial paper.

Item 2. MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS

Earnings Summary - Unaudited

	Three months ended June 30,		Six months ended June 30,
(millions)	2023	2022	2023	2022
Revenues
Tampa Electric	$677	$663	$1,229	$1,173
PGS		160		343
Eliminations		(2)		(4)
TEC	$677	$821	$1,229	$1,512

Net income
Tampa Electric	$132	$126	$211	$214
PGS		19		49
TEC	$132	$145	$211	$263

Operating Results

Second quarter 2023 net income was $132 million, compared to $145 million in the second quarter of 2022. Year-to-date 2023 net income was $211 million, compared to $263 million in the 2022 year-to-date period. 2023 results decreased primarily due to the separation of PGS from TEC on January 1, 2023 (see section below for further information on the separation). See Operating Company Results below for detail on the results of operations at Tampa Electric during the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022.

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

Included in the liabilities transferred was PGS’s allocation of outstanding unsecured notes and outstanding short-term borrowings issued by TEC. The obligations related to these combined borrowings are reflected in a loan agreement between TEC and PGS. The initial obligation of PGS under the loan agreement at January 1, 2023 was a term loan in the principal amount of $670 million and a revolving loan in the principal amount of $66 million. The maturity date for both is December 29, 2023. PGS intends to access the third-party lending market during 2023 but cannot predict when during the year that it will do so. To assist its affiliate and to facilitate an orderly transfer of its gas assets, Tampa Electric will continue to be responsible for providing capital as needed to PGS under a loan agreement. See Note 12 to the TEC Consolidated Condensed Financial Statements for details of the related party transactions as of June 30, 2023.

Operating Company Results

Amounts included in the operating company discussions below are pre-tax, except net income and income taxes.

Electric Division

Tampa Electric’s net income for the second quarter of 2023 was $132 million, compared with $126 million for the same period in 2022. Results primarily reflected higher base revenues resulting from the 2021 rate case settlement agreement and customer growth, partially offset by higher interest expense, depreciation expense and O&M expense. Base revenues are energy sales excluding revenues from clauses, gross receipts taxes and franchise fees. Clauses, gross receipts taxes and franchise fees do not have a material effect on net income as these revenues substantially represent a dollar-for-dollar recovery of clause and other pass-through costs.

Revenues were $14 million higher than in the same quarter in 2022 primarily driven by storm surcharge revenue (see Note 3) and higher base revenue due to new base rates as a result of the 2021 rate case settlement agreement and customer growth, partially offset by changes in fuel recovery clause revenue and less favorable weather compared to the same quarter in 2022. Total degree days

(a measure of heating and cooling demand) in Tampa Electric's service area in the second quarter of 2023 were 8% above normal (a 20-year statistical degree day average) and 8% below the 2022 period, reflecting mild weather in the second quarter of 2023 compared to 2022. Total net energy for load, which is a calendar measurement of energy output, in the second quarter of 2023 was consistent with the same period in 2022.

Operations and maintenance expense was $47 million higher than same quarter in 2022 due to storm restoration cost recognition related to the storm surcharge of $33 million, increased costs related to FPSC-approved cost-recovery clauses of $7 million, and increased operating expenses of $7 million. The increase in operating expenses was due to higher generation maintenance and information technology costs. Depreciation and amortization expense increased $9 million in the second quarter of 2023 compared to the same period in 2022, primarily due to additions to facilities and the in-service of generation projects.

Tampa Electric’s net income year-to-date 2023 was $211 million, compared with $214 million for the same period in 2022. Results primarily reflected higher interest expense, depreciation expense and O&M expense, partially offset by higher base revenues resulting from the 2021 rate case settlement agreement and customer growth.

Revenues were $56 million higher than year-to-date 2022 primarily driven by higher base revenue due to new base rates as a result of the 2021 rate case settlement agreement and customer growth and storm surcharge revenue, partially offset by changes in fuel recovery clause revenue and less favorable weather compared to the same period in 2022. Total degree days (a measure of heating and cooling demand) in Tampa Electric's service area year-to-date 2023 were 7% above normal (a 20-year statistical degree day average) and 8% below the 2022 period, reflecting mild weather year-to-date in 2023 compared to 2022. Total net energy for load year-to-date 2023 was consistent with year-to-date 2022.

O&M expense was $58 million higher than year-to-date 2022 due to storm restoration cost recognition related to the storm surcharge of $33 million, increased costs related to FPSC-approved cost-recovery clauses of $12 million, and increased operating expenses of $12 million. The increase in operating expenses was due to higher transmission and distribution, generation maintenance, customer support and information technology costs. Depreciation and amortization expense increased $18 million year-to-date 2023 primarily due to additions to facilities and the in-service of generation projects.

Tampa Electric’s regulated operating statistics for the three and six months ended June 30, 2023 and 2022 were as follows:

(millions, except customers and total degree days)	Operating Revenues			Kilowatt-Hours Billed
Three months ended June 30,	2023	2022	% Change	2023	2022	% Change
By Customer Type
Residential (1)	$430	$348	24	2,547	2,513	1
Commercial (1)	201	170	18	1,594	1,575	1
Industrial (1)	50	47	6	501	550	(9)
Other (1)	60	55	9	460	482	(5)
Regulatory deferrals and unbilled revenue (2)	(76)	16	(575)
Total retail sales of electricity	665	636	5	5,102	5,120	(0)
Off system sales of electricity	1	15	(93)	34	150	(77)
Other operating revenue	11	12	(8)
Total revenues	$677	$663	2	5,136	5,270	(3)
By Sales Type
Base	$382	$351	9
Clause	198	239	(17)
Capital cost recovery for early retired assets	17	17	0
Storm surcharge	33	0
Other	47	56	(16)
Total revenues	$677	$663	2
Retail net energy for load (kilowatt hours)	5,725	5,751	(0)
Total degree days	1,359	1,474	(8)

(millions, except customers and total degree days)	Operating Revenues			Kilowatt-Hours Billed
Six months ended June 30,	2023	2022	% Change	2023	2022	% Change
By Customer Type
Residential (1)	$755	$618	22	4,620	4,595	1
Commercial (1)	371	307	21	2,997	2,950	2
Industrial (1)	96	84	14	994	1,034	(4)
Other (1)	117	102	15	912	930	(2)
Regulatory deferrals and unbilled revenue (2)	(136)	19	(816)
Total retail sales of electricity	1,203	1,130	6	9,523	9,509	0
Off system sales of electricity	3	19	(84)	87	234	(63)
Other operating revenue	23	24	(4)
Total revenues	$1,229	$1,173	5	9,610	9,743	(1)
By Sales Type
Base	$703	$650	8
Clause	372	396	(6)
Capital cost recovery for early retired assets	32	32	0
Storm surcharge	33	0
Other	89	95	(6)
Total revenues	$1,229	$1,173	5

Customers at June 30, (thousands)	833	820	2
Retail net energy for load (kilowatt-hours)	10,308	10,326	(0)
Total degree days	1,993	2,162	(8)

(1)
Reflects a billing cycle measurement.
(2)
Primarily reflects unbilled revenue, which incorporates a calendar measurement, and postings for clause recovery deferrals.

Other Income

For the second quarter of 2023 and 2022, TEC’s other income was $23 million and $12 million, respectively, which included AFUDC-equity of $4 million and $9 million, respectively, interest income from affiliate of $10 million and $0, respectively, and other income of $9 million and $3 million, respectively. For the year-to-date periods in 2023 and 2022, TEC’s other income was $44 million and $23 million, respectively, which included AFUDC-equity of $7 million and $17 million, respectively, interest income from affiliate of $18 million and $0, respectively, and other income of $19 million and $6 million, respectively. The decrease in AFUDC-equity was primarily due to the in-service timing of Tampa Electric’s modernization of its Big Bend Power Station. The interest income from affiliate is related to the note receivable from PGS for PGS's allocation of short-term and long-term debt resulting from the separation of PGS from TEC as of January 1, 2023. See Notes 1 and 12 to the TEC Consolidated Condensed Financial Statements for details of the separation of PGS from TEC and the resulting related party transactions. The increase in Other Income is primarily due to interest income on the deferred fuel balance.

Interest Expense

For the second quarter of 2023 and 2022, TEC’s interest expense, including interest expense to affiliates and excluding AFUDC-debt, was $62 million and $40 million, respectively. For the year-to-date periods in 2023 and 2022, TEC’s interest expense, including interest expense to affiliates and excluding AFUDC-debt, was $121 million and $78 million, respectively. The increase was due to higher interest rates and higher borrowings to support TEC’s ongoing capital investment program and ongoing operations, including fuel under-recoveries and costs for hurricane restoration. The weighted-average interest rate on borrowings outstanding under the credit facilities and commercial paper at June 30, 2023 and 2022 was 5.72% and 2.11%, respectively. See Other Income above for information regarding the interest income from affiliate associated with PGS's allocation of short-term and long-term debt resulting from the separation of PGS from TEC as of January 1, 2023. The interest income from affiliate partially offsets the impact of TEC's interest expense on the Consolidated Condensed Statement of Income.

Income Taxes

The provisions for income taxes were $24 million and $39 million for the three months ended June 30, 2023 and 2022, respectively, and $39 million and $68 million for the six months ended June 30, 2023 and 2022, respectively. Compared to the 2022 periods, the decrease in the provision for income taxes for the three and six months ended June 30, 2023 was primarily the result of lower pre-tax income due to PGS's separation from TEC on January 1, 2023 and production tax credits related to solar facilities.

Liquidity and Capital Resources

The table below sets forth the June 30, 2023 liquidity, cash balances and amounts available under the TEC credit facilities.

(millions)
Credit facilities/ commercial paper / advances from affiliates	$1,795
Drawn amounts/letters of credit	(1,420)
Available credit facilities	375
Cash and short-term investments	5
Total liquidity	$380

Cash Impacts Related to Operating Activities

Cash flows from operating activities for the six months ended June 30, 2023 were $464 million, an increase of $170 million compared to the same period in 2022. Increases to cash from operations were primarily the result of higher billed fuel revenues coupled with lower natural gas prices, partially offset by the timing of invoice payments.

Cash Impacts Related to Financing Activities

Cash flows from financing activities for the six months ended June 30, 2023 resulted in net cash inflows of $102 million. TEC received $200 million of equity contributions from Parent and $205 million of net proceeds from short-term debt with maturities with 90 days or less. These increases in cash flows were partially offset by dividend payments to Parent of $170 million and advances to PGS of $132 million.

Covenants in Financing Agreements

In order to utilize its bank credit facilities, TEC must meet certain financial tests as defined in the applicable agreements. In addition, TEC has certain restrictive covenants in specific agreements and debt instruments. At June 30, 2023, TEC was in compliance with all applicable financial covenants. The following table contains the significant financial covenant and the performance relative to it at June 30, 2023.

Significant Financial Covenants

			Calculation at
Instrument (1)	Financial Covenant (2)	Requirement/Restriction	June 30, 2023
Credit facility - $800 million	Debt/capital	Cannot exceed 65%	51.5%
Term facility- $400 million	Debt/capital	Cannot exceed 65%	51.5%
Term facility - $200 million	Debt/capital	Cannot exceed 65%	51.5%
Term facility - $200 million	Debt/capital	Cannot exceed 65%	51.5%

(1)
See Note 6 to the TEC Consolidated Condensed Financial Statements for details of the credit facility.
(2)
As defined in the instrument.

Credit Ratings of Senior Unsecured Debt at June 30, 2023

	S&P	Moody’s	Fitch
Credit ratings of senior unsecured debt	BBB+	A3	A
Credit ratings outlook	Negative	Negative	Negative

Certain of TEC’s derivative instruments contain provisions that require TEC’s debt to maintain investment-grade credit ratings.

Commitments and Contingencies

See Note 8 to the TEC Consolidated Condensed Financial Statements for information regarding TEC’s commitments and contingencies as of June 30, 2023.

Regulatory Matters

See Note 3 to the TEC Consolidated Condensed Financial Statements for information regarding TEC’s regulatory matters as of June 30, 2023.

Fair Value Measurements

TEC's fair value measurements are described in Notes 7 and 11 to the TEC Consolidated Condensed Financial Statements. In addition, TEC considered the impact of nonperformance risk in determining the fair value of derivatives. TEC considered the net position with each counterparty, past performance and the intent of the parties, indications of credit deterioration and whether the markets in which TEC transacts have experienced dislocation. At June 30, 2023, the fair value of derivatives was not materially affected by nonperformance risk.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by Item 3 is omitted pursuant to General Instruction H(2) of Form 10-Q.

Item 4. CONTROLS AND PROCEDURES

(a)
Evaluation of Disclosure Controls and Procedures. TEC’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of TEC’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2023. Based on such evaluation, TEC’s principal financial officer and principal executive officer have concluded that, as of June 30, 2023, TEC’s disclosure controls and procedures are effective.
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

*

10.2

Credit Agreement dated as of April 3, 2023, among Tampa Electric Company, as Borrower, Wells Fargo Bank, National Association, as Administrative Agent, and the Lenders party thereto (Exhibit 10.1, Form 8-K dated April 3, 2023 of Tampa Electric Company).

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

101.INS**	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema Document.

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	Inline XBRL Taxonomy Label Linkbase Document.

101.PRE**	Inline XBRL Taxonomy Presentation Linkbase Document.

104	The cover page from TEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 has been formatted in Inline XBRL.

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

TAMPA ELECTRIC COMPANY
(Registrant)

Date: August 10, 2023	By:	/s/ Gregory W. Blunden
Gregory W. Blunden
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)