Form 10-Q
period 2023-09-30
TAMPA ELECTRIC CO
filed 2023-11-13
CIK 96271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 8, 2023, there were 10 shares of Tampa Electric Company’s common stock issued and outstanding, all of which were held, beneficially and of record, by TECO Energy, Inc.

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

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

TAMPA ELECTRIC COMPANY

Consolidated Condensed Balance Sheets

Unaudited

Assets	September 30,	December 31,
(millions)	2023	2022
Property, plant and equipment
Utility plant
Electric	$13,270	$12,536
Gas	0	2,938
Utility plant, at original costs	13,270	15,474
Accumulated depreciation	(3,367)	(3,845)
Utility plant, net	9,903	11,629
Other property	16	15
Total property, plant and equipment, net	9,919	11,644

Current assets
Cash and cash equivalents	8	14
Receivables, less allowance for credit losses of $2 and $4 at September 30, 2023 and December 31, 2022, respectively	372	295
Due from affiliates	908	22
Inventories, at average cost
Fuel	48	23
Materials and supplies	176	159
Regulatory assets	227	361
Prepayments and other current assets	38	35
Total current assets	1,777	909

Other assets
Regulatory assets	889	1,191
Other	53	59
Total other assets	942	1,250
Total assets	$12,638	$13,803

The accompanying notes are an integral part of the consolidated condensed financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Condensed Balance Sheets - continued

Unaudited

Liabilities and Capitalization	September 30,	December 31,
(millions)	2023	2022
Capitalization
Common stock	$4,505	$5,075
Accumulated other comprehensive loss	(1)	(1)
Retained earnings	304	346
Total capital	4,808	5,420
Long-term debt	3,435	3,734
Total capitalization	8,243	9,154

Current liabilities
Long-term debt due within one year	300	0
Notes payable	1,158	1,019
Accounts payable	321	472
Due to affiliates	214	226
Customer deposits	118	145
Regulatory liabilities	86	85
Accrued interest	47	30
Accrued taxes	77	15
Other	40	45
Total current liabilities	2,361	2,037

Long-term liabilities
Deferred income taxes	880	1,045
Regulatory liabilities	727	1,055
Investment tax credits	238	243
Deferred credits and other liabilities	189	269
Total long-term liabilities	2,034	2,612

Commitments and Contingencies (see Note 8)

Total liabilities and capitalization	$12,638	$13,803

The accompanying notes are an integral part of the consolidated condensed financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Condensed Statements of Income and Comprehensive Income

Unaudited

	Three months ended September 30,
(millions)	2023	2022
Revenues
Electric	$795	$752
Gas	0	160
Total revenues	795	912
Expenses
Fuel	179	200
Purchased power	31	69
Cost of natural gas sold	0	69
Operations and maintenance	172	159
Depreciation and amortization	107	110
Taxes, other than income	67	68
Total expenses	556	675
Income from operations	239	237
Other income
Allowance for equity funds used during construction	6	8
Interest income from affiliates	10	0
Other income, net	8	6
Total other income	24	14
Interest charges
Interest expense	60	48
Interest expense to affiliates	3	0
Allowance for borrowed funds used during construction	(2)	(4)
Total interest charges	61	44
Income before provision for income taxes	202	207
Provision for income taxes	32	38
Net income	$170	$169
Comprehensive income	$170	$169

The accompanying notes are an integral part of the consolidated condensed financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Condensed Statements of Income and Comprehensive Income

Unaudited

	Nine months ended September 30,
(millions)	2023	2022
Revenues
Electric	$2,024	$1,923
Gas	0	501
Total revenues	2,024	2,424
Expenses
Fuel	455	518
Purchased power	65	110
Cost of natural gas sold	0	206
Operations and maintenance	447	455
Depreciation and amortization	316	322
Taxes, other than income	177	195
Total expenses	1,460	1,806
Income from operations	564	618
Other income
Allowance for equity funds used during construction	13	25
Interest income from affiliates	28	0
Other income, net	27	12
Total other income	68	37
Interest charges
Interest expense	176	126
Interest expense to affiliates	8	0
Allowance for borrowed funds used during construction	(4)	(9)
Total interest charges	180	117
Income before provision for income taxes	452	538
Provision for income taxes	71	106
Net income	$381	$432
Comprehensive income	$381	$432

The accompanying notes are an integral part of the consolidated condensed financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Condensed Statements of Cash Flows

Unaudited

	Nine months ended September 30,
(millions)	2023	2022
Cash flows from operating activities
Net income	$381	$432
Adjustments to reconcile net income to cash from operating activities:
Depreciation and amortization	316	322
Deferred income taxes and investment tax credits	(18)	105
Allowance for equity funds used during construction	(13)	(25)
Deferred recovery clauses	312	(327)
Regulatory assets and liabilities	75	(56)
Pension and post-retirement asset and liabilities	(20)	(16)
Other	15	(4)
Changes in working capital:
Receivables, less allowance for credit losses	(132)	(104)
Inventories	(47)	(23)
Taxes accrued	81	64
Interest accrued	22	29
Accounts payable	(51)	77
Other	(10)	(10)
Cash flows from operating activities	911	464
Cash flows used in investing activities
Capital expenditures	(889)	(979)
Net proceeds from sale of assets	0	10
Cash flows used in investing activities	(889)	(969)
Cash flows from financing activities
Equity contributions from Parent	300	470
Proceeds from long-term debt issuance	0	595
Repayment of long-term debt	0	(250)
Net increase in short-term debt (maturities of 90 days or less)	139	105
Advances to affiliate	(160)	0
Dividends to Parent	(302)	(348)
Other	(1)	0
Cash flows from (used in) financing activities	(24)	572
Net increase (decrease) in cash and cash equivalents	(2)	67
Cash and cash equivalents at beginning of period (refer to Note 1)	10	18
Cash and cash equivalents at end of period	$8	$85
Supplemental disclosure of non-cash activities
Change in accrued capital expenditures	$(19)	$(20)
Change in notes receivable from PGS	$(736)	$0

The accompanying notes are an integral part of the consolidated condensed financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Condensed Statements of Capitalization

Unaudited

				Accumulated
				Other
		Common	Retained	Comprehensive	Total
(millions, except share amounts)	Shares	Stock	Earnings	Loss	Capital
Three months ended September 30, 2023
Balance, June 30, 2023	10	$4,405	$266	$(1)	$4,670
Net income			170		170
Equity contributions from Parent		100			100
Dividends to Parent			(132)		(132)
Balance, September 30, 2023	10	$4,505	$304	$(1)	$4,808

Three months ended September 30, 2022
Balance, June 30, 2022	10	$4,750	$384	$(1)	$5,133
Net income			169		169
Equity contributions from Parent		190			190
Dividends to Parent			(146)		(146)
Balance, September 30, 2022	10	$4,940	$407	$(1)	$5,346

Nine months ended September 30, 2023
Balance, December 31, 2022	10	$5,075	$346	$(1)	$5,420
Net income			381		381
Separation of PGS equity from TEC		(871)	(121)		(992)
Equity contributions from Parent		300			300
Dividends to Parent			(302)		(302)
Other		1			1
Balance, September 30, 2023	10	$4,505	$304	$(1)	$4,808

Nine months ended September 30, 2022
Balance, December 31, 2021	10	4,470	$323	$(1)	$4,792
Net income			432		432
Equity contributions from Parent		470			470
Dividends to Parent			(348)		(348)
Balance, September 30, 2022	10	$4,940	$407	$(1)	$5,346

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

In the opinion of management, the unaudited consolidated condensed financial statements include all adjustments that are of a recurring nature and necessary to state fairly the financial position of TEC as of September 30, 2023 and December 31, 2022, and the results of operations and cash flows for the periods ended September 30, 2023 and 2022. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that can be expected for the entire fiscal year ending December 31, 2023.

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

On January 1, 2023, TEC transferred the assets and liabilities of its PGS division into a separate corporation called Peoples Gas System, Inc. pursuant to a Contribution Agreement. This new corporation is a wholly owned subsidiary of a newly formed gas operations holding company, TECO Gas Operations, Inc., a wholly owned subsidiary of TECO Energy. On January 1, 2023, the assets, liabilities, and equity that had been recorded in the books of PGS were transferred from TEC to the newly formed company at book value in a tax-free transaction. PGS issued 100 shares of common stock to TEC related to the transfer, which were subsequently distributed to TECO Energy, Inc. and then contributed to TECO Gas Operations, Inc. As a result, from and after January 1, 2023, the PGS division is no longer operated by TEC. This is a transaction between entities under common control; therefore, TEC did not recognize a gain or loss on the transaction. TEC is not required to recast its prior period financial statements and disclosures to exclude PGS prior to January 1, 2023. The TEC consolidated condensed statement of cash flows for the nine months ended September 30, 2023 does not include the non-cash impact of separating the PGS assets, liabilities and equity from TEC on January 1, 2023 and excludes PGS’s opening cash balance. The impact of the separation of PGS from TEC on the consolidated condensed statements of capital for the nine months ended September 30, 2023 was $992 million, which represents the net assets of PGS transferred as of January 1, 2023. TEC recorded $121 million to retained earnings, which was the retained earnings of PGS as of January 1, 2023, and the remainder of $871 million was recorded to additional paid in capital, which is presented with common stock.

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

For the stand alone PGS balance sheet as of December 31, 2022, see Note 1 of TEC’s Annual Report on Form 10-K for the year ended December 31, 2022.

Receivables and Allowance for Credit Losses

Receivables on the Consolidated Condensed Balance Sheets include receivables from contracts with customers, which consist of services to residential, commercial, industrial and other customers, totaling $362 million and $295 million as of September 30, 2023 and December 31, 2022, respectively. An allowance for credit losses is established based on TEC’s collection experience and reasonable and supportable forecasts that affect the collectibility of the reported amount. Circumstances that could affect TEC’s estimates of credit losses include, but are not limited to, customer credit issues, generating fuel prices, customer deposits and general economic conditions. Accounts are reserved in the allowance or written off once they are deemed to be uncollectible.

As of September 30, 2023 and December 31, 2022, unbilled revenues of $81 million and $82 million, respectively, are included in the “Receivables” line item on the Consolidated Condensed Balance Sheets.

Accounting for Franchise Fees and Gross Receipts

TEC is allowed to recover certain costs from customers on a dollar-for-dollar basis through rates approved by the FPSC. The amounts included in customers’ bills for franchise fees and gross receipt taxes are included as revenues on the Consolidated Condensed Statements of Income. Franchise fees and gross receipt taxes payable by TEC are included as an expense on the Consolidated Condensed Statements of Income in “Taxes, other than income”. These amounts totaled $43 million and $41 million for the three months ended September 30, 2023 and 2022, respectively, and totaled $106 million and $110 million for the nine months ended September 30, 2023 and 2022, respectively.

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

Tampa Electric Storm Restoration Cost Recovery

As a result of Tampa Electric’s 2013 rate case settlement, in the event of a named storm that results in damage to its system, Tampa Electric can petition the FPSC to seek recovery of those costs over a 12-month period or longer as determined by the FPSC, as well as replenish its reserve to $56 million, the level of the reserve as of October 31, 2013. Once the storm reserve regulatory liability is exhausted, TEC may petition the FPSC for recovery. This provision was also included in Tampa Electric’s subsequent 2017 amended and restated settlement agreement and in Tampa Electric’s 2021 rate case settlement agreement. In 2021, 2020 and 2019, Tampa Electric incurred total storm restoration costs for multiple hurricanes of approximately $10 million, which was charged to the storm reserve regulatory liability.

In September 2022, Tampa Electric was impacted by Hurricane Ian. Total restoration costs were $129 million, with $121 million charged to the storm reserve. Restoration costs charged to the storm reserve exceeded the reserve balance and this amount was deferred to be collected from customers in subsequent periods. In November 2022, Tampa Electric incurred costs of approximately $2 million related to Hurricane Nicole. In January 2023, Tampa Electric petitioned the FPSC for recovery of costs associated with Hurricanes Ian and Nicole that exceeded the reserve, $10 million of storm restoration costs charged to the reserve since 2018, and the replenishment of the balance in the reserve to the $56 million level that existed as of October 31, 2013 for a total of approximately $131 million. The storm cost recovery surcharge was approved by the FPSC on March 7, 2023, and Tampa Electric began applying the surcharge on April 2023 bills. Subsequently, on November 9, 2023, the FPSC approved Tampa Electric’s petition filed on August 16, 2023 to update the total storm cost collection to approximately $134 million and change the collection of the expected remaining balance of approximately $29 million as of December 31, 2023, from over the first three months of 2024 to over the 12 months of 2024. The storm recovery is subject to review of the underlying costs for prudency by the FPSC and issuance of an order by the FPSC is expected to occur by the third quarter of 2024.

In September 2023, Tampa Electric was impacted by Hurricane Idalia. The related storm restoration costs were $36 million, which were charged to the storm reserve regulatory asset and not included in the petition above. Tampa Electric will determine the timing of the request for recovery of Hurricane Idalia costs at a future time.

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

Regulatory Assets and Liabilities

Details of the regulatory assets and liabilities are presented in the following table:

Regulatory Assets and Liabilities
(millions)	September 30, 2023	December 31, 2022
Regulatory assets:
Regulatory tax asset (1)	$111	$124
Cost-recovery clauses (2)	199	525
Capital cost recovery for early retired assets (3)	499	497
Environmental remediation (4)	0	20
Postretirement benefits (5)	238	272
Asset retirement obligation (6)	11	13
Storm reserve (7)	39	76
Other	19	25
Total regulatory assets	1,116	1,552
Less: Current portion	227	361
Long-term regulatory assets	$889	$1,191
Regulatory liabilities:
Regulatory tax liability (8)	$478	$601
Cost-recovery clauses - deferred balances (2)	23	30
Accumulated reserve - cost of removal (9)	288	498
Other	24	11
Total regulatory liabilities	813	1,140
Less: Current portion	86	85
Long-term regulatory liabilities	$727	$1,055

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
(4)
This asset was related to PGS costs associated with environmental remediation primarily at MGP sites.
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

4. Income Taxes

Inflation Reduction Act

On August 16, 2022, the Inflation Reduction Act was signed into legislation and includes numerous tax incentives for clean energy, such as the extension and modification of existing investment and production tax credits for projects placed in service through 2024, and introduces new technology-neutral clean energy related credits beginning in 2025. TEC has determined that electing production tax credits for its solar plants placed in service in 2022 will be more beneficial for customers compared to ITCs and has recorded a $20 million regulatory liability in recognition of its obligation to pass the tax benefits to customers as of September 30, 2023.

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

TEC’s effective tax rates for the nine months ended September 30, 2023 and 2022 were 15.7% and 19.7%, respectively. The September 30, 2023 and 2022 effective tax rates are an estimate of the annual effective income tax rate. TEC’s effective tax rate for the nine months ended September 30, 2023 differed from the statutory rate principally due to production tax credits and amortization of the regulatory tax liability resulting from tax reform. TEC’s effective tax rate for the nine months ended September 30, 2022 differed from the statutory rate principally due to the amortization of the regulatory tax liability resulting from tax reform. The effective tax rate for the nine months ended September 30, 2023 is lower compared to the same period in 2022 primarily due to production tax credits and the PGS separation from TEC on January 1, 2023. See Note 1 for further information regarding the PGS separation from TEC and Note 3 for further information regarding the regulatory tax liability.

Unrecognized Tax Benefits

As of September 30, 2023 and December 31, 2022, the amount of unrecognized tax benefits was $9 million, all of which was recorded as a reduction of deferred income tax assets for tax credit carryforwards. The unrecognized tax benefits, if recognized, would reduce TEC’s effective tax rate.

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

TECO Energy Benefit Cost
(millions)	Pension Benefits		Other Postretirement Benefits
Three months ended September 30,	2023	2022	2023	2022
Components of net periodic benefit cost
Service cost	$3	$5	$0	$0
Interest cost	8	6	2	1
Expected return on assets	(13)	(13)	0	0
Amortization of:
Actuarial loss (gain)	2	4	0	1
Net periodic benefit cost	$0	$2	$2	$2
Nine months ended September 30,
Components of net periodic benefit cost
Service cost	$11	$14	$0	$1
Interest cost	26	18	6	4
Expected return on assets	(40)	(39)	0	0
Amortization of:
Actuarial loss (gain)	4	13	(1)	1
Settlement cost (1)	2	1	0	0
Net periodic benefit cost	$3	$7	$5	$6

(1) Represents TEC's SERP and Restoration Plan settlement charges as a result of the prior retirements of certain executives.

TEC’s portion of the net periodic benefit cost for the three months ended September 30, 2023 and 2022, respectively, was $0 and $1 million for pension benefits, and $1 million and $2 million for other postretirement benefits. TEC’s portion of the net periodic benefit cost for the nine months ended September 30, 2023 and 2022, respectively, was $1 million and $5 million for pension benefits, and $4 million and $7 million for other postretirement benefits. TEC’s portion of net periodic benefit costs for pension and other benefits is included as an expense on the Consolidated Condensed Statements of Income in “Operations & maintenance”.

TECO Energy assumed a long-term EROA of 7.05% and a discount rate of 5.55% for pension benefits under its qualified pension plan for 2023. For TECO Energy’s other postretirement benefits, TECO Energy used a discount rate of 5.53% for 2023.

TECO Energy made contributions of $16 million and $19 million to its qualified pension plan in the nine months ended September 30, 2023 and 2022, respectively. TEC’s portion of these contributions was $10 million and $15 million, respectively. TECO Energy does not expect to make additional contributions to the pension plan for the remainder of 2023.

Included in the benefit cost discussed above, for the three and nine months ended September 30, 2023, $0 and $1 million, respectively, of unamortized prior service benefits and costs and actuarial gains and losses were reclassified by TEC from regulatory assets to the Consolidated Condensed Statement of Income, compared with $5 million and $14 million for the three and nine months ended September 30, 2022, respectively.

6. Short-Term Debt

Details of TEC’s short-term borrowings are presented in the following table:

	September 30, 2023				December 31, 2022
		Borrowings	Borrowings	Letters		Borrowings	Borrowings	Letters
	Credit	Outstanding -	Outstanding -	of Credit	Credit	Outstanding -	Outstanding -	of Credit
(millions)	Facilities	Credit Facilities (1)	Commercial Paper (1)	Outstanding	Facilities	Credit Facilities (1)	Commercial Paper (1)	Outstanding
5-year facility (2)	$800	$0	$758	$1	$800	$0	$619	$1
1-year term facility (3)	400	400	0	0	400	400	0	0
1-year term facility (4)	200	0	0	0	0	0	0	0
1-year term facility (5)	200	0	0	0	0	0	0	0
Total	$1,600	$400	$758	$1	$1,200	$400	$619	$1

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
(4)
On March 1, 2023, TEC entered into a 1-year term facility that matures on February 28, 2024.
(5)
On April 3, 2023, TEC entered into a 1-year term facility that matures on April 1, 2024.

At September 30, 2023, these credit facilities required a commitment fee of 12.5 basis points. The weighted-average interest rate on borrowings outstanding under the credit facilities and commercial paper at September 30, 2023 and December 31, 2022 was 5.85% and 5.00%, respectively.

TEC Term Loans

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

7. Long-Term Debt

Fair Value of Long-Term Debt

At September 30, 2023, TEC’s long-term debt, including the current portion, had a carrying amount of $3,735 million and an estimated fair market value of $3,046 million. At December 31, 2022, long-term debt had a carrying amount of $3,734 million and an estimated fair market value of $3,234 million. The fair value of the debt securities is determined using Level 2 measurements (see Note 11 for information regarding the fair value hierarchy).

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

Long-Term Commitments

TEC has commitments for various purchases as disclosed below, including payment obligations under contractual agreements for fuel, fuel transportation and power purchases that are recovered from customers under regulatory clauses. The following is a schedule of future payments under PPAs, minimum lease payments with non-cancelable lease terms in excess of one year, and other net purchase obligations/commitments at September 30, 2023:

				Fuel	Long-term		Demand
	Purchased		Capital	and	Service	Operating	Side
(millions)	Power	Transportation	Projects	Gas Supply (1)	Agreements	Leases	Management	Total

2023	$4	$31	$460	$94	$8	$1	$1	$599
2024	0	132	163	201	34	3	5	538
2025	0	128	18	69	22	2	4	243
2026	0	125	4	18	23	1	1	172
2027	0	125	1	4	22	1	1	154
Thereafter	0	930	0	1	50	46	0	1,027
Total future minimum payments	$4	$1,471	$646	$387	$159	$54	$12	$2,733

(1) As of September 30, 2023, $3 million of fuel and gas supply contractual obligations were held between Tampa Electric and Emera Energy Services, a related party.

Debt Covenants

TEC must meet certain financial tests, including a debt to capital ratio, as defined in the applicable debt agreements and has certain restrictive covenants in specific agreements and debt instruments. At September 30, 2023, TEC was in compliance with all required covenants.

9. Segment Information

Due to the separation of PGS from TEC, TEC operates under a single operating and reportable segment effective January 1, 2023 because the operations of TEC only include the operations of the Electric division. See "Separation of PGS from TEC" in Note 1 for further information regarding the separation of PGS from TEC.

(millions)	Tampa			Eliminations/		Tampa Electric
Three months ended September 30,	Electric	PGS		Reclassifications		Company
2023
Revenues - external	$795					$795
Intracompany sales	0					0
Total revenues	795					795
Total interest charges	61					61
Net income	$170					$170
2022
Revenues - external	$752	$160		$0		$912
Intracompany sales	1	1		(2)		0
Total revenues	753	161		(2)		912
Total interest charges	37	7		0		44
Net income	$153	$16		$0		$169

Nine months ended September 30,
2023
Revenues - external	$2,024					$2,024
Intracompany sales	0					0
Total revenues	2,024					2,024
Total interest charges	180					180
Net income	$381					$381
2022
Revenues - external	$1,923	$501		$0		$2,424
Intracompany sales	3	3		(6)		0
Total revenues	1,926	504		(6)		2,424
Total interest charges	99	18		0		117
Net income	$367	$65		$0		$432
Total assets at September 30, 2023	$13,286			$(648)	(1)	$12,638
Total assets at December 31, 2022	$12,064	$2,471	(2)	$(732)	(1)	$13,803
(1)
Amounts primarily relate to consolidated deferred tax reclassifications. Deferred tax assets are reclassified and netted with deferred tax liabilities upon consolidation.
(2)
For the summary of the assets and liabilities of PGS as of December 31, 2022, see Note 1 of TEC’s Annual Report on Form 10-K for the year ended December 31, 2022.

10. Revenue

The following disaggregates TEC’s revenue by major source:

(millions)	Tampa				Tampa Electric
Three months ended September 30, 2023	Electric		PGS	Eliminations	Company
Electric revenue
Residential	$567				$567
Commercial	234				234
Industrial	56				56
Regulatory deferrals	(137)				(137)
Unbilled revenue	(8)				(8)
Other (1)	83				83
Total electric revenue	795				795
Total revenue	$795				$795
Three months ended September 30, 2022
Electric revenue
Residential	$445		$0	$0	$445
Commercial	194		0	0	194
Industrial	45		0	0	45
Regulatory deferrals	(11)		0	0	(11)
Unbilled revenue	(12)		0	0	(12)
Other (1)	92	`	0	(1)	91
Total electric revenue	753		0	(1)	752
Gas revenue
Residential	0		47	0	47
Commercial	0		46	0	46
Industrial (2)	0		7	0	7
Other (3)	0		61	(1)	60
Total gas revenue	0		161	(1)	160
Total revenue	$753		$161	$(2)	$912

(millions)	Tampa			Tampa Electric
Nine months ended September 30, 2023	Electric	PGS	Eliminations	Company
Electric revenue
Residential	$1,322			$1,322
Commercial	605			605
Industrial	152			152
Regulatory deferrals	(297)			(297)
Unbilled revenue	16			16
Other (1)	226			226
Total electric revenue	2,024			2,024
Total revenue	$2,024			$2,024

Nine months ended September 30, 2022
Electric revenue
Residential	$1,063	$0	$0	$1,063
Commercial	501	0	0	501
Industrial	129	0	0	129
Regulatory deferrals	(17)	0	0	(17)
Unbilled revenue	13	0	0	13
Other (1)	237	0	(3)	234
Total electric revenue	1,926	0	(3)	1,923
Gas revenue
Residential	0	172	0	172
Commercial	0	151	0	151
Industrial (2)	0	22	0	22
Other (3)	0	159	(3)	156
Total gas revenue	0	504	(3)	501
Total revenue	$1,926	$504	$(6)	$2,424

(1)
Other electric revenue includes sales to public authorities, off-system sales to other utilities and various other items.

(2)
Industrial gas revenue includes sales to power generation customers.
(3)
Other gas revenue includes off-system sales to other utilities and various other items.

Remaining Performance Obligations

Remaining performance obligations primarily represent lighting contracts and gas transportation contracts with fixed contract terms. As of September 30, 2023 and December 31, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $62 million and $140 million, respectively. The decrease is due to TEC's January 1, 2023 separation from its former PGS division. See Note 1 for further information regarding the separation of PGS from TEC. As allowed under ASC 606, these amounts exclude contracts with an original expected length of one year or less and variable amounts for which TEC recognizes revenue at the amount to which it has the right to invoice for services performed. TEC expects to recognize revenue for the remaining performance obligations through 2043.

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

As of September 30, 2023 and December 31, 2022, the carrying value of TEC’s short-term debt was not materially different from the fair value due to the short-term nature of the instruments and because the stated rates approximate market rates. The fair value of TEC’s short-term debt is determined using Level 2 measurements. See Note 7 for information regarding the fair value of long-term debt.

12. Related Party Transactions

A summary of activities between TEC and its affiliates follows:

Net transactions with affiliates

	Three months ended September 30,		Nine months ended September 30,
(millions)	2023	2022	2023	2022
Natural gas purchases (net of sales) from affiliates	$21	$71	$57	$185
Services to/(from) affiliates	8	(1)	23	(4)
Interest income from affiliates	10	0	28	0
Interest expense to affiliates	3	0	8	0
Equity contributions from TECO Energy	100	190	300	470
Dividends to TECO Energy	132	146	302	348

Amounts due from or to affiliates

(millions)	September 30, 2023	December 31, 2022
Note receivable from PGS (1)	$889	$0
Interest receivable from PGS (1)	4	0
Accounts receivable related to asset management agreements to Emera Energy Services Inc. (2)	4	7
Accounts receivable excluding asset management agreements (2)	11	5
Taxes receivable (3)	0	10
Accounts payable (2)	14	31
Note payable to TECO Energy (4)	195	195
Interest payable to TECO Energy (4)	1	0
Taxes payable (3)	4	0
(1)
On January 1, 2023, TEC entered into a loan agreement with PGS for PGS’s allocation of outstanding unsecured notes issued by TEC and outstanding short-term borrowings associated with the separation of PGS from TEC on that date. As of September 30, 2023, the note receivable from PGS was a term loan in the principal amount of $670 million and a revolving loan in the principal amount of $226 million, offset by discounts and issuance costs of $7 million. The maturity date for both loans is December 29, 2023. The note receivable for the term loan bears interest at primarily the stated rate and the revolving loan rate is consistent with the market rate of TEC's commercial paper. See "Separation of PGS from TEC" in Note 1 for further information.
(2)
Accounts receivable and accounts payable were incurred in the ordinary course of business and do not bear interest.
(3)
Taxes receivable were due from EUSHI and taxes payable were due to EUSHI. See Note 4 for additional information.
(4)
The note payable with TECO Energy bears interest at a rate approximating the market rate of TEC's commercial paper.

Item 2. MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS

Earnings Summary - Unaudited

	Three months ended September 30,		Nine months ended September 30,
(millions)	2023	2022	2023	2022
Revenues
Tampa Electric	$795	$753	$2,024	$1,926
PGS		161		504
Eliminations		(2)		(6)
TEC	$795	$912	$2,024	$2,424

Net income
Tampa Electric	$170	$153	$381	$367
PGS		16		65
TEC	$170	$169	$381	$432

Operating Results

See Operating Company Results below for detail on the increased results of operations at Tampa Electric during the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022. The increases to Tampa Electric's results were offset at TEC primarily due to the separation of PGS from TEC on January 1, 2023 (see section below for further information on the separation).

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

Included in the liabilities transferred was PGS’s allocation of outstanding unsecured notes and outstanding short-term borrowings issued by TEC. The obligations related to these combined borrowings are reflected in a loan agreement between TEC and PGS. The initial obligation of PGS under the loan agreement at January 1, 2023 was a term loan in the principal amount of $670 million and a revolving loan in the principal amount of $66 million. The maturity date for both is December 29, 2023. PGS intends to access the third-party lending market during 2023 but cannot predict when during the year that it will do so. To assist its affiliate and to facilitate an orderly transfer of its gas assets, Tampa Electric will continue to be responsible for providing capital as needed to PGS under a loan agreement. See Note 12 to the TEC Consolidated Condensed Financial Statements for details of the related party transactions as of September 30, 2023.

Operating Company Results

Amounts included in the operating company discussions below are pre-tax, except net income and income taxes.

Tampa Electric’s net income for the third quarter of 2023 was $170 million, compared with $153 million for the same period in 2022. Results primarily reflected higher base revenues resulting from the 2021 rate case settlement agreement, favorable weather and customer growth, partially offset by higher interest expense and depreciation expense. Base revenues are energy sales excluding revenues from clauses, storm surcharges, gross receipts taxes and franchise fees. Clauses, storm surcharges, gross receipts taxes and franchise fees do not have a material effect on net income as these revenues substantially represent a dollar-for-dollar recovery of clause and other pass-through costs.

Revenues were $42 million higher than in the same quarter in 2022 primarily driven by higher base revenue due to new base rates as a result of the 2021 rate case settlement agreement, favorable weather and customer growth and storm surcharge revenue (see Note 3), partially offset by changes in fuel recovery clause revenue compared to the same quarter in 2022. Total degree days (a measure of heating and cooling demand) in Tampa Electric's service area in the third quarter of 2023 were 13% above normal (a 20-year statistical degree day average) and 5% above the 2022 period, reflecting favorable weather in the third quarter of 2023 compared to 2022. Total net energy for load, which is a calendar measurement of energy output, in the third quarter of 2023 was 6% higher than the same period in 2022.

Operations and maintenance expense was $53 million higher than same quarter in 2022 primarily due to storm restoration cost recognition of $43 million related to storm surcharge revenue and increased expenses related to clauses and regulatory deferrals of $9 million. Depreciation and amortization expense increased $7 million in the third quarter of 2023 compared to the same period in 2022, primarily due to additions to facilities and the in-service of generation projects.

Tampa Electric’s net income year-to-date 2023 was $381 million, compared with $367 million for the same period in 2022. Results primarily reflected higher base revenues resulting from the 2021 rate case settlement agreement and customer growth, partially offset by higher interest expense and depreciation expense.

Revenues were $98 million higher than year-to-date 2022 primarily driven by higher base revenue due to new base rates as a result of the 2021 rate case settlement agreement and customer growth and storm surcharge revenue, partially offset by changes in fuel recovery clause revenue and less favorable weather compared to the same period in 2022. Total degree days (a measure of heating and cooling demand) in Tampa Electric's service area year-to-date 2023 were 10% above normal (a 20-year statistical degree day average) and 2% below the 2022 period, reflecting less favorable weather year-to-date in 2023 compared to 2022. Total net energy for load year-to-date 2023 was 2% higher than year-to-date 2022.

Operations and maintenance expense was $111 million higher than year-to-date 2022 due to storm restoration cost recognition of $77 million related to storm surcharge revenue, increased expenses related to clauses and regulatory deferrals of $21 million, and increased operational expenses of $13 million. The increase in operational expenses was due to higher transmission and distribution, generation maintenance, and information technology costs. Depreciation and amortization expense increased $25 million year-to-date 2023 primarily due to additions to facilities and the in-service of generation projects.

Tampa Electric’s regulated operating statistics for the three and nine months ended September 30, 2023 and 2022 were as follows:

(millions, except customers and total degree days)	Operating Revenues			Kilowatt-Hours Billed
Three months ended September 30,	2023	2022	% Change	2023	2022	% Change
By Customer Type
Residential (1)	$567	$445	27	3,400	3,252	5
Commercial (1)	234	194	21	1,901	1,839	3
Industrial (1)	56	45	24	579	527	10
Other (1)	68	58	17	543	529	3
Regulatory deferrals and unbilled revenue (2)	(145)	(23)	530
Total retail sales of electricity	780	719	8	6,423	6,147	4
Off system sales of electricity	3	13	(77)	496	112	343
Other operating revenue	12	21	(43)
Total revenues	$795	$753	6	6,919	6,259	11
By Sales Type
Base	$431	$380	13
Clause	241	284	(15)
Capital cost recovery for early retired assets	21	20	5
Storm surcharge	43	0
Other	59	69	(14)
Total revenues	$795	$753	6
Retail net energy for load (kilowatt hours)	6,714	6,336	6
Total degree days	1,908	1,821	5

(millions, except customers and total degree days)	Operating Revenues			Kilowatt-Hours Billed
Nine months ended September 30,	2023	2022	% Change	2023	2022	% Change
By Customer Type
Residential (1)	$1,322	$1,063	24	8,020	7,847	2
Commercial (1)	605	501	21	4,898	4,789	2
Industrial (1)	152	129	18	1,573	1,561	1
Other (1)	185	160	16	1,455	1,459	(0)
Regulatory deferrals and unbilled revenue (2)	(281)	(4)	6,925
Total retail sales of electricity	1,983	1,849	7	15,946	15,656	2
Off system sales of electricity	6	32	(81)	583	346	68
Other operating revenue	35	45	(22)
Total revenues	$2,024	$1,926	5	16,529	16,002	3
By Sales Type
Base	$1,134	$1,030	10
Clause	614	680	(10)
Capital cost recovery for early retired assets	52	52	0
Storm surcharge	77	0
Other	147	164	(10)
Total revenues	$2,024	$1,926	5

Customers at September 30, (thousands)	836	823	2
Retail net energy for load (kilowatt-hours)	17,022	16,663	2
Total degree days	3,901	3,983	(2)

(1)
Reflects a billing cycle measurement.
(2)
Primarily reflects unbilled revenue, which incorporates a calendar measurement, and postings for clause recovery deferrals.

Other Income

For the third quarter of 2023 and 2022, respectively, TEC’s other income was $24 million and $14 million, which included AFUDC-equity of $6 million and $8 million, interest income from affiliate of $10 million and $0, and other income of $8 million and

$6 million. For the year-to-date periods in 2023 and 2022, respectively, TEC’s other income was $68 million and $37 million, which included AFUDC-equity of $13 million and $25 million, interest income from affiliate of $28 million and $0, and other income of $27 million and $12 million. The decrease in AFUDC-equity was primarily due to the in-service timing of Tampa Electric’s modernization of its Big Bend Power Station. The interest income from affiliate is related to the note receivable from PGS for PGS's allocation of short-term and long-term debt resulting from the separation of PGS from TEC as of January 1, 2023. See Notes 1 and 12 to the TEC Consolidated Condensed Financial Statements for details of the separation of PGS from TEC and the resulting related party transactions. The increase in Other Income is primarily due to interest income on the deferred fuel balance.

Interest Expense

For the third quarter of 2023 and 2022, TEC’s interest expense, including interest expense to affiliates and excluding AFUDC-debt, was $63 million and $48 million, respectively. For the year-to-date periods in 2023 and 2022, TEC’s interest expense, including interest expense to affiliates and excluding AFUDC-debt, was $184 million and $126 million, respectively. The increase was due to higher interest rates and higher borrowings to support TEC’s ongoing capital investment program and ongoing operations, including fuel under-recoveries and costs for hurricane restoration. The weighted-average interest rate on borrowings outstanding under the credit facilities and commercial paper at September 30, 2023 and 2022 was 5.85% and 2.11%, respectively. See Other Income above for information regarding the interest income from affiliate associated with PGS's allocation of short-term and long-term debt resulting from the separation of PGS from TEC as of January 1, 2023. The interest income from affiliate offsets the impact of TEC's interest expense in support of affiliate operations on the Consolidated Condensed Statement of Income.

Income Taxes

The provisions for income taxes were $32 million and $38 million for the three months ended September 30, 2023 and 2022, respectively, and $71 million and $106 million for the nine months ended September 30, 2023 and 2022, respectively. Compared to the 2022 periods, the decrease in the provision for income taxes for the three and nine months ended September 30, 2023 was primarily the result of lower pre-tax income due to PGS's separation from TEC on January 1, 2023 and production tax credits related to solar facilities.

Liquidity and Capital Resources

The table below sets forth the September 30, 2023 liquidity, cash balances and amounts available under the TEC credit facilities.

(millions)
Credit facilities/ commercial paper / advances from affiliates	$1,795
Drawn amounts/letters of credit	(1,353)
Available credit facilities	442
Cash and short-term investments	8
Total liquidity	$450

Cash Impacts Related to Operating Activities

Cash flows from operating activities for the nine months ended September 30, 2023 were $911 million, an increase of $447 million compared to the same period in 2022. Increases to cash from operations were primarily the result of higher billed fuel revenues coupled with lower natural gas prices, partially offset by the timing of invoice payments.

Cash Impacts Related to Financing Activities

Cash flows from financing activities for the nine months ended September 30, 2023 resulted in net cash outflows of $24 million. TEC made dividend payments of $302 million and advances to affiliates of $160 million. These payments were partially offset by $300 million of equity contributions from Parent and $139 million of net proceeds from short-term debt with maturities with 90 days or less.

Covenants in Financing Agreements

In order to utilize its bank credit facilities, TEC must meet certain financial tests as defined in the applicable agreements. In addition, TEC has certain restrictive covenants in specific agreements and debt instruments. At September 30, 2023, TEC was in compliance with all applicable financial covenants. The following table contains the significant financial covenant and the performance relative to it at September 30, 2023.

Significant Financial Covenants

			Calculation at
Instrument (1)	Financial Covenant (2)	Requirement/Restriction	September 30, 2023
Credit facility - $800 million	Debt/capital	Cannot exceed 65%	50.4%
Term facility- $400 million	Debt/capital	Cannot exceed 65%	50.4%
Term facility - $200 million	Debt/capital	Cannot exceed 65%	50.4%
Term facility - $200 million	Debt/capital	Cannot exceed 65%	50.4%

(1)
See Note 6 to the TEC Consolidated Condensed Financial Statements for details of the credit facility.
(2)
As defined in the instrument.

Credit Ratings of Senior Unsecured Debt at September 30, 2023

	S&P	Moody’s	Fitch
Credit ratings of senior unsecured debt	BBB+	A3	A
Credit ratings outlook	Negative	Negative	Negative

Certain of TEC’s derivative instruments contain provisions that require TEC’s debt to maintain investment-grade credit ratings.

Commitments and Contingencies

See Note 8 to the TEC Consolidated Condensed Financial Statements for information regarding TEC’s commitments and contingencies as of September 30, 2023.

Regulatory Matters

See Note 3 to the TEC Consolidated Condensed Financial Statements for information regarding TEC’s regulatory matters as of September 30, 2023.

Fair Value Measurements

TEC's fair value measurements are described in Notes 7 and 11 to the TEC Consolidated Condensed Financial Statements. In addition, TEC considered the impact of nonperformance risk in determining the fair value of derivatives. TEC considered the net position with each counterparty, past performance and the intent of the parties, indications of credit deterioration and whether the markets in which TEC transacts have experienced dislocation. At September 30, 2023, the fair value of derivatives was not materially affected by nonperformance risk.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by Item 3 is omitted pursuant to General Instruction H(2) of Form 10-Q.

Item 4. CONTROLS AND PROCEDURES

(a)
Evaluation of Disclosure Controls and Procedures. TEC’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of TEC’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2023. Based on such evaluation, TEC’s principal financial officer and principal executive officer have concluded that, as of September 30, 2023, TEC’s disclosure controls and procedures are effective.
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

101.INS**	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema Document.

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	Inline XBRL Taxonomy Label Linkbase Document.

101.PRE**	Inline XBRL Taxonomy Presentation Linkbase Document.

104	The cover page from TEC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 has been formatted in Inline XBRL.

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

TAMPA ELECTRIC COMPANY
(Registrant)

Date: November 9, 2023	By:	/s/ Gregory W. Blunden
Gregory W. Blunden
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)