Form 10-K
period 2023-12-31
TAMPA ELECTRIC CO
filed 2024-02-26
CIK 96271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2023

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

Yes ☐ No ☒

The aggregate market value of Tampa Electric Company’s common stock held by non-affiliates of the registrant as of June 30, 2023 was zero.

As of February 20, 2024, there were 10 shares of Tampa Electric Company’s common stock issued and outstanding, all of which were held, beneficially and of record, by TECO Energy, Inc., an indirect wholly-owned subsidiary of Emera Inc.

Tampa Electric Company meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format specified in General Instruction I(2) of Form 10-K.

DEFINITIONS

Acronyms and defined terms used in this and other filings with the U.S. Securities and Exchange Commission include the following:

Term	Meaning

AFUDC	allowance for funds used during construction
AFUDC-debt	debt component of allowance for funds used during construction
AFUDC-equity	equity component of allowance for funds used during construction
APBO	accumulated postretirement benefit obligation
ARO	asset retirement obligation
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BCF	billion cubic feet
CCRs	coal combustion residuals
CMO	collateralized mortgage obligation
CO2	carbon dioxide
CPI	consumer price index
CT	combustion turbine
D.C. Circuit Court	D.C. Circuit Court of Appeals
ECRC	environmental cost recovery clause
Emera	Emera Inc., a geographically diverse energy and services company headquartered in Nova Scotia, Canada and the indirect parent company of Tampa Electric Company
EPA	U.S. Environmental Protection Agency
ERISA	Employee Retirement Income Security Act
EROA	expected return on plan assets
EUSHI	Emera US Holdings Inc., a wholly owned subsidiary of Emera, which is the sole shareholder of TECO Energy’s common stock
FASB	Financial Accounting Standards Board
FDEP	Florida Department of Environmental Protection
FERC	Federal Energy Regulatory Commission
FPSC	Florida Public Service Commission
GHG	greenhouse gas
IRS	Internal Revenue Service
ITCs	investment tax credits
kWac	kilowatt on an alternating current basis
MBS	mortgage-backed securities
MD&A	the section of this report entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations
MGP	manufactured gas plant
MMBTU	one million British Thermal Units
MRV	market-related value
MW	megawatt(s)
MWH	megawatt-hour(s)
NAV	net asset value
Note	Note to consolidated financial statements
NPDES	National Pollutant Discharge Elimination System
NPNS	normal purchase normal sale
O&M expenses	operations and maintenance expenses
OCI	other comprehensive income
OPC	Office of Public Counsel
OPEB	other postemployment benefits
Parent	TECO Energy, Inc., the direct parent company of Tampa Electric Company
PBO	projected benefit obligation
PGS	Peoples Gas System, the former gas division of Tampa Electric Company
PGSI	Peoples Gas System, Inc.
PPA	power purchase agreement
PRP	potentially responsible party
R&D	research and development
REIT	real estate investment trust

ROE	return on common equity
Regulatory ROE	return on common equity as determined for regulatory purposes
S&P	Standard and Poor’s
SEC	U.S. Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
SoBRAs	solar base rate adjustments
SPP	storm protection plan
STIF	short-term investment fund
TEC	Tampa Electric Company
TECO Energy	TECO Energy, Inc., the direct parent company of Tampa Electric Company
U.S. GAAP	generally accepted accounting principles in the United States

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

TEC is a public utility operating within the State of Florida. TEC is comprised of the electric division, referred to as Tampa Electric, and prior to January 1, 2023, also included the natural gas division, referred to as PGS. Tampa Electric provides retail electric service to approximately 839,960 customers in West Central Florida with a net winter system generating capacity of 6,433 MW at December 31, 2023.

On January 1, 2023, TEC transferred the assets and liabilities of its PGS division into a separate corporation called Peoples Gas System, Inc. This new corporation is a wholly owned subsidiary of a newly formed gas operations holding company, TECO Gas Operations, Inc., a wholly owned subsidiary of TECO Energy. See Note 1 to the 2023 Annual TEC Consolidated Financial Statements for information regarding the separation of PGS from TEC.

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

For TEC’s revenue and other financial information by operating segments, see Note 11 to the 2023 Annual TEC Consolidated Financial Statements.

TEC Human Capital

Tampa Electric had 2,546 employees as of December 31, 2023, substantially all of whom are located in Florida. Of these employees, 706 were represented by the International Brotherhood of Electrical Workers and 143 were represented by the Office and Professional Employees International Union.

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

TAMPA ELECTRIC – Electric Operations

Tampa Electric is engaged in the generation, purchase, transmission, distribution and sale of electric energy. The retail territory served comprises an area of about 2,000 square miles in West Central Florida, including Hillsborough County and parts of Polk, Pasco and Pinellas Counties. The principal communities served are Tampa, Temple Terrace, Winter Haven, Plant City and Dade City. Tampa Electric engages in wholesale sales to utilities and other resellers of electricity. At December 31, 2023, Tampa Electric had two generating stations in or near Tampa, one generating station in southwestern Polk County, and 25 photovoltaic power stations (thirteen in Hillsborough County, ten in Polk County, and two in Pasco County).

The sources of Tampa Electric’s operating revenue and MWH sales were as follows:

Tampa Electric Operating Revenue

(millions)	2023	2022	2021
By Customer Type
Residential	$1,711	$1,381	$1,156
Commercial	803	666	602
Industrial	203	176	172
Other sales of electricity	248	215	194
Regulatory deferrals and unbilled revenue	(389)	(12)	(8)
Total energy sales	2,576	2,426	2,116
Off system sales	8	37	6
Other	53	60	52
Total revenues	$2,637	$2,523	$2,174
By Sales Type
Base	$1,458	$1,342	$1,179
Clause	802	901	836
Capital cost recovery for early retired assets	69	69	0
Storm surcharge	107	0	0
Gross receipts taxes and franchise fees	139	114	100
Other	62	97	59
Total revenues	$2,637	$2,523	$2,174

Megawatt-hour Sales

(thousands)	2023	2022	2021
Residential	10,307	10,109	9,941
Commercial	6,462	6,300	6,144
Industrial	2,082	2,111	2,122
Other sales of electricity	1,940	1,947	1,886
Total retail	20,791	20,467	20,093
Off system sales	254	405	114
Total energy sold	21,045	20,872	20,207

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

Tampa Electric’s 2023 and 2022 base rates reflect a settlement agreement approved by the FPSC on November 10, 2021. Tampa Electric’s 2021 results reflect a settlement agreement approved by the FPSC on November 6, 2017. See Note 3 to the 2023 Annual TEC Consolidated Financial Statements for information regarding Tampa Electric’s base rates, ROE and other regulatory matters.

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

During the fourth quarter of 2023, the FPSC approved cost-recovery rates for the above clauses effective January 1, 2024. See Note 3 to the 2023 Annual TEC Consolidated Financial Statements for further information. In addition, Tampa Electric’s 2021 rate case settlement agreement established a mechanism to recover the costs of retiring coal generation units and meter assets over a period of 15 years. The recovery started in January 2022 and will survive the term of the settlement agreement.

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

Generation Sources

In 2023 and 2022, 88% and 86%, respectively, of Tampa Electric’s gross generation of electricity was natural gas-fired, with solar representing 8% and 7%, respectively, and coal representing 4% and 7%, respectively. In 2023 and 2022, Tampa Electric used its generating units to meet 92% and 90%, respectively, of the total system load requirements, with the remaining 8% and 10%, respectively coming from purchased power. Tampa Electric is required to maintain a generation capacity greater than firm peak demand. Tampa Electric meets the planning criteria for reserve capacity established by the FPSC, which is a 20% reserve margin over firm peak demand.

The table below presents information regarding Tampa Electric’s generation costs.

Average cost per MMBTU	2023	2022	2021
Natural Gas (1)	$2.81	$8.32	$4.83
Coal (2)	5.00	3.52	3.49

Average generation cost per MWh (3)	30.97	37.85	33.73

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

Natural Gas. Tampa Electric maintains gas commodity, pipeline transportation and storage contracts. As of December 31, 2023, 69% of Tampa Electric’s 2.0 million BCF of gas storage capacity was full. Tampa Electric has contracted for, on average, 52% of its expected gas needs for the January through December 2024 period. Tampa Electric expects to issue requests for proposals (RFPs) to meet its remaining 2024 gas needs and begin contracting for its 2025 requirements. Additional volume requirements are purchased in the short-term spot market.

Coal. Tampa Electric burned less than 0.4 million tons of coal during 2023. Coal consumption is expected to decrease in 2024 compared to 2023. Consistent with 2023, Tampa Electric will be purchasing its coal in 2024 under a contract with two different commodity suppliers. 100% of Tampa Electric's expected coal need in 2024 is under contract. Tampa Electric takes coal deliveries primarily by water and uses transportation agreements with a rail provider if spot coal supplies are needed.

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

Tampa Electric has franchise agreements with 13 incorporated municipalities within its retail service area. At December 31, 2023, these agreements have various expiration dates ranging through 2052 and are expected to be renewed under similar terms and conditions.

Franchise fees expense totaled $67 million and $56 million in 2023 and 2022, respectively. Franchise fees are calculated using a formula based primarily on electric revenues and are recovered on a dollar-for-dollar basis from customers.

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

Environmental Matters

Tampa Electric operates stationary sources with air emissions regulated by the Clean Air Act. Its operations are also impacted by provisions in the Clean Water Act and federal and state legislative initiatives on environmental matters. TEC, through its Tampa Electric division and former PGS division, is a PRP for certain superfund sites and, through its former PGS division, for certain former manufactured gas plant sites. See Environmental Compliance section of the MD&A for additional information. As a result of the separation of the PGS division, PGS is now the responsible party for those sites (in addition to third party PRPs for certain sites). See Note 1 to the 2023 Annual TEC Consolidated Financial Statements for information regarding the separation of PGS from TEC.

PEOPLES GAS SYSTEM – Gas Operations

On January 1, 2023, TEC transferred the assets and liabilities of its PGS division into a separate corporation called Peoples Gas System, Inc. This new corporation is a wholly owned subsidiary of a newly formed gas operations holding company, TECO Gas Operations, Inc., a wholly owned subsidiary of TECO Energy. From and after January 1, 2023, the PGS business is no longer operated by TEC. See Note 1 to the 2023 Annual TEC Consolidated Financial Statements for further information regarding the separation of PGS from TEC. For information regarding PGS's Business in 2022 and 2021, see “Item 1. Business” of TEC’s Annual Report on Form 10-K for the year ended December 31, 2022.

Item 1A. RISK FACTORS

Risks Relating to TEC’s Business and Strategy

Regulatory, Legislative, and Legal Risks

Tampa Electric is regulated; changes in regulation or the regulatory environment could reduce revenues, increase costs or competition.

Tampa Electric operates in a regulated industry. Retail operations, including the rates charged and costs eligible for recovery under clauses, are regulated by the FPSC, and Tampa Electric’s wholesale power sales and transmission services are subject to regulation by the FERC. Changes in regulatory requirements or regulatory actions could have an adverse effect on TEC’s financial performance by, for example, reducing revenues, increasing competition or costs, threatening investment recovery or impacting rate structure. Additionally, if regulators deny or delay cost recovery approvals, Tampa Electric’s earnings could be negatively impacted.

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

Any changes in tax legislation could affect TEC’s future cash flows and financial position. The value of TEC’s existing deferred tax assets and liabilities are determined by existing tax laws and could be impacted by changes in laws. See Note 4 of the 2023 Annual TEC Consolidated Financial Statements for further information regarding TEC’s income taxes.

Tampa Electric may not be able to secure adequate rights-of-way to construct transmission lines and distribution-related facilities and could be required to find alternate ways to provide adequate sources of energy and maintain reliable service for their customers.

Tampa Electric relies on federal, state and local governmental agencies to secure rights-of-way and siting permits to construct transmission lines and distribution-related facilities. If adequate rights-of-way and siting permits to build new transportation and transmission lines cannot be secured, then Tampa Electric:

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

Tampa Electric holds franchise agreements with counterparties throughout its service area. In some cases, these rights could be lost in the event of a breach of these agreements. These agreements are for set periods and could expire and not be renewed upon expiration of the then-current terms. From time to time municipalities seek to include provisions allowing them to purchase the portion of the utility’s system located within a given municipality’s boundaries under certain conditions.

Operational and Construction Risks

TEC’s business is sensitive to variations in weather and the effects of extreme weather and has seasonal variations.

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

High winds and lack of precipitation increase the risk of wildfires resulting from TEC’s infrastructure. The risk of wildfires is addressed primarily through asset management, storm hardening, and vegetation management programs for the electric utility. If it is found to be responsible for such a fire, TEC could suffer material costs, losses and damages, which could materially affect TEC’s business, access to capital, financial condition and results of operations including its reputation with customers, regulators, governments and financial markets. Resulting costs could include fire suppression costs, regeneration, timber value, increased insurance costs and costs arising from damages and losses incurred by third parties.

TEC is subject to physical risks that arise, or may arise, from global climate change, including damage to operating assets from more frequent and intense weather events and from wildfires due to warming air temperatures and increasing drought conditions. Some of Tampa Electric’s fossil fueled generation assets are located at or near coastal sites and as such are exposed to the separate and combined effects of rising sea levels and increasing storm intensity, including storm surges and flooding. Refer to “variations in weather” above.

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

TEC’s facilities and operations are exposed to potential damage and partial or complete loss resulting from environmental disasters (e.g., hurricanes, floods, high winds, fires and earthquakes), equipment failures, terrorist or physical attacks, vandalism, a major accident or incident at one of the sites, and other events beyond the control of TEC. The operation of generation, transmission and distribution systems involves certain risks, including fires, explosions, pipeline ruptures, damage to solar panels and other generation assets, and other hazards and risks that may cause unforeseen interruptions, personal injury, death, or property damage. There have also been physical attacks on critical infrastructure around the world. In the event of a physical attack that disrupts service to customers, revenues would be reduced, and costs would be incurred to repair and restore systems. These types of events, either impacting TEC’s facilities or the industry in general, could cause TEC to incur additional security and insurance-related costs, and could have adverse effects on its business and financial results. Any costs relating to such events may not be recoverable through insurance or rates.

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

Cyberattacks can reach TEC’s networks with access to critical assets and information via their interfaces with less critical internal networks or via the public internet. Cyberattacks can also occur via personnel with direct access to critical assets or trusted networks. An outbreak of infectious disease, a pandemic or a similar public health threat may cause disruption in normal working patterns including wide scale “work from home” policies, which could increase cybersecurity risk as the quantity of both cyberattacks and network interfaces increases. Refer to the risk factor below regarding public health risk. Methods used to attack critical assets could include general purpose or energy-sector-specific malware delivered via network transfer, removable media, viruses, attachments or links in e-mails. The methods used by attackers are continuously evolving and can be difficult to predict and detect.

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

Effects of an outbreak of infectious disease, another pandemic or a similar public health threat could have a negative impact on TEC’s operations.

An outbreak of infectious disease, a pandemic or a similar public health threat or a fear of any of the foregoing, could adversely impact TEC, including by causing operating, supply chain and project development delays and disruptions, labor shortages and shutdowns (including as a result of government regulation and prevention measures), and delays in regulatory decisions and proceedings, which could have a negative impact on TEC’s operations.

Any adverse changes in general economic and market conditions arising as a result of a public health threat could negatively impact demand for electricity, revenue, operating costs, timing and extent of capital expenditures, results of financing efforts, or credit risk, counterparty risk and collection risk, which could result in a material adverse effect on TEC’s business.

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

Tampa Electric depends on third parties to supply fuel, including natural gas and coal. As a result, there are risks of supply interruptions and fuel-price volatility. Disruption of fuel supplies or transportation services for fuel, whether because of weather-related problems, strikes, lock-outs, break-downs of transportation facilities, pipeline failures or other events, could impair the ability to deliver or generate electricity and could adversely affect operations. The loss of fuel suppliers or the inability to renew existing coal and natural gas contracts at favorable terms could significantly affect the ability to serve customers and have an adverse impact on the financial condition and results of operations of TEC.

Commodity price changes may affect the operating costs and competitive positions of TEC’s business.

TEC’s business is sensitive to changes in gas, coal and other commodity prices. Any changes in the availability of these commodities could affect the prices charged by suppliers as well as suppliers’ operating costs and the competitive positions of their products and services.

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

Declines in the financial markets or in interest rates or rates of return used to determine benefit assets or obligations could increase TEC’s pension expense or the required cash contributions to maintain required levels of funding for its plan.

TEC is a participant in the comprehensive retirement plans of TECO Energy. Under calculation requirements of the Pension Protection Act, as of the January 1, 2023 measurement date, TECO Energy’s pension plan was fully funded. Any future declines in the financial markets or interest rates could increase the amount of contributions required to fund its pension plan in the future and could cause pension expense to increase.

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

In the event TEC’s ratings were downgraded to below investment grade, certain agreements could require immediate payment or full collateralization of net liability positions. Counterparties to its derivative instruments could request immediate payment or full collateralization of net liability positions. Credit provisions in long-term gas transportation agreements would give the transportation providers the right to demand collateral, which is estimated to be approximately $166 million at December 31, 2023.

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

Item 1C. CYBERSECURITY

TEC assesses, identifies, and manages material risks from cybersecurity threats under the governance of its Cyber Security Framework and Information Security Policy, as well as several related policies and procedures addressing areas such as threat vulnerability management, cyber risk management, data protection and classification, network security, access control, incident response, security awareness, employee training and asset management. These policies and related standards require identification of all Information Technology (IT) and Operational Technology (OT) critical facilities and/or cyber assets, and sufficient controls for IT and OT asset inventory, including responsibilities for assets, information owners, and asset disposition processes. From a security perspective, TEC’s Information Security group is directed at protecting all aspects of data and how information is stored, transmitted, processed, and used in business processes. TEC’s Corporate Security group is responsible for protecting physical assets including critical facilities, protection of employees, and related physical security risks.

TEC’s Information Security group of the Information Technology department has the direct responsibility for developing, monitoring, and enforcing information security standards and procedures; reviewing and approving all network interconnections for compliance to security standards; and assisting, consulting, and training individuals throughout TEC in the use of appropriate information security practices. This group is responsible for ensuring that all IT and OT cyber systems, assets, and networks are aligned with Emera and affiliate cybersecurity framework. TEC engages independent third party consultants from time to time to assess the adequacy of its cybersecurity measures and assist in implementing any appropriate actions to address any vulnerabilities identified. In addition, TEC participates in an Electric Power Research Institute (EPRI) research project to develop cybersecurity performance metrics. EPRI offers a web-based platform, which supports automated cybersecurity data collection, security metrics calculation, visualization, and analysis. The Vice President of Information Technology and Chief Information Officer (CIO), who reports to the President and Chief Executive Officer, oversees this group and is responsible for managing the program, in collaboration with TEC’s businesses and functions. TEC’s CIO has advanced degrees in computer science and extensive experience in cybersecurity and information technology, including many years of experience at large organizations leading cybersecurity, IT processes and controls, strategy, architecture, delivery and support of IT applications, and overseeing large groups of employees and contractors responsible for carrying out these responsibilities.

TEC’s Vendor Risk Management process includes conducting risk assessments to identify and monitor cybersecurity risks associated with third-party service providers, including threat detection and security event notifications. TEC also has requirements for third-party service providers which include regulatory compliance and meeting the National Institute of Standards and Technology Cybersecurity Framework policy and standards. TEC’s processes also provide for mitigating cybersecurity risk from third parties through seeking to include in its agreements with third-party service providers, as applicable, cybersecurity provisions designed to appropriately address such risks.

TEC’s IT Business Continuity – Emergency Contingency Response Plan is updated periodically and reviewed at least annually. This plan includes guidelines for the escalation and communication of cybersecurity incidents, including a requirement to timely report to TEC’s executive leadership and Board of Directors based on an assessment of the risk and other specified criteria. TEC has established a cyber incident response team to prepare for, mitigate, and remediate cybersecurity incidents, which is integrated within Emera’s enterprise crisis management framework.

Cybersecurity risks are integrated into TEC’s overall risk management process through the collaboration of the cybersecurity professionals and TEC’s and Emera’s risk management functions to assess threat levels on an affiliate and corporate basis and identify steps and resources appropriate to manage such risks. The Board of Directors oversees the management of risks from cybersecurity threats through receiving regular reports from the CIO, which include updates on TEC’s performance with preparing, preventing, detecting, responding to, mitigating, and recovering from cybersecurity incidents. Should a cybersecurity threat or incident pose a significant risk to TEC, TEC's processes provide that the CIO, through the CEO, as appropriate, would promptly inform the Board regarding any such threat or incident. The CIO also provides regular updates on the key elements of its cybersecurity program to the Emera Board’s Risk and Sustainability Committee, which has oversight over Emera’s enterprise risk management framework, including oversight over cybersecurity risk.

While to date TEC has not detected a significant compromise of its cybersecurity systems, significant data loss or any material financial losses related to cybersecurity attacks, it is possible that TEC could experience a significant event in the future. Risks and exposures related to cybersecurity attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats. See Item 1A. Risk Factors, “TEC is exposed to potential risks related to cyberattacks and unauthorized access, which could cause system failures, disrupt operations or adversely affect safety” for a further discussion of risks related to cybersecurity.

Item 2. PROPERTIES

TEC believes that the physical properties of its operating companies are adequate to carry on their businesses as currently conducted. The properties of Tampa Electric are subject to a first mortgage bond indenture under which no bonds are currently outstanding.

Tampa Electric has electric generating stations in service, with a December 2023 net winter generating capability of 6,433 MWs. Tampa Electric assets include the Big Bend Power Station (1,623 MWs capacity), the Bayside Power Station (2,138 capacity) and the Polk Power Station (1,420 MWs capacity). Also included in Tampa Electric’s assets as of December 31, 2023 are twenty-five solar arrays (1,252 MWs).

Tampa Electric owns 72 transmission substations and 138 distribution substations with an aggregate transformer capacity of 16,823 mega volts amps. The Tampa Electric system has an 7,865 mega volts amps of generator step up unit capacity. The transmission system consists of 1,362 total circuit miles of high voltage transmission lines, including underground and double-circuit lines. The distribution system consists of 6,137 circuit miles of overhead lines and 6,476 circuit miles of underground lines. As of December 31, 2023, there were 853,555 meters in service. All of this property is located in Florida.

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

Item 3. LEGAL PROCEEDINGS

From time to time, TEC is involved in various legal, tax and regulatory proceedings before various courts, regulatory commissions and governmental agencies in the ordinary course of business. Where appropriate, accruals are made in accordance with accounting standards for contingencies to provide for matters that are probable of resulting in an estimable loss. For a discussion of legal proceedings and environmental matters, see Note 8 of the 2023 Annual TEC Consolidated Financial Statements.

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

Item 6. [RESERVED]

Item 7. MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITIONS & RESULTS OF OPERATIONS

OVERVIEW

At December 31, 2023, Tampa Electric served approximately 840,000 customers in a 2,000-square-mile service area in West Central Florida and had electric generating plants with a winter peak generating capacity of 6,433 MW.

Prior to January 1, 2023, TEC had regulated electric and gas utility operations in Florida. From and after January 1, 2023, the gas utility operations are operated by PGSI, which is no longer a subsidiary of TEC. See Note 1 to the 2023 Annual TEC Consolidated Financial Statements for information regarding the separation of PGS from TEC. For information regarding PGS in 2022 and 2021, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of TEC’s Annual Report on Form 10-K for the year ended December 31, 2022.

TEC is a wholly owned subsidiary of TECO Energy, and TECO Energy is a wholly owned subsidiary of Emera. Therefore, TEC is an indirect, wholly owned subsidiary of Emera. See Note 10 to the 2023 Annual TEC Consolidated Financial Statements for information regarding related party transactions.

2023 PERFORMANCE

All amounts included in this MD&A are pre-tax, except net income and income taxes.

In 2023, TEC’s net income was $466 million, compared with $540 million in 2022. 2023 net income decreased compared to 2022 primarily due to the separation of PGS from TEC on January 1, 2023 (see section below for further information on the separation). See Operating Company Results below for detail on the results of operations at Tampa Electric during 2023 compared to 2022. For information regarding 2022 results as compared to 2021, including PGS results, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of TEC’s Annual Report on Form 10-K for the year ended December 31, 2022.

OUTLOOK

TEC’s earnings are most directly impacted by the allowed rate of return on equity and the capital structures approved by the FPSC, the prudent management of operating costs, the approved recovery of regulatory deferrals, weather and its impact on energy sales, and the timing and amount of capital expenditures.

Tampa Electric anticipates earning towards the lower end of the ROE range in 2024. Normalizing 2023 for weather, Tampa Electric sales volumes in 2024 are projected to be higher than in 2023 due to customer growth. Tampa Electric expects customer growth rates in 2024 to be comparable to 2023, reflective of the expected economic growth in Florida.

On August 16, 2023, Tampa Electric filed a petition to implement the 2024 Generation Base Rate Adjustment provisions pursuant to the 2021 rate case settlement agreement. Inclusive of Tampa Electric’s ROE adjustment, the increase of $22 million was approved by the FPSC and the order reflecting such approval was issued on November 17, 2023, effective in January 2024.

On February 1, 2024, Tampa Electric notified the FPSC of its intent to seek a base rate increase, reflecting a revenue requirement increase of approximately $290 to $320 million, effective in January 2025, and additional adjustments of approximately $100 million and $70 million for 2026 and 2027, respectively. Tampa Electric’s proposed rates include recovery of solar generation projects, energy storage capacity, a more resilient and modernized energy control center, and numerous other resiliency and reliability projects. The filing range amounts are estimates until Tampa Electric completes its analysis and files the case in April 2024. The FPSC will hear the case in the third quarter of 2024 with a decision expected by the end of 2024.

On January 23, 2023, TEC petitioned the FPSC for recovery of the storm reserve regulatory asset and the replenishment of the balance in the storm reserve to the previously approved storm reserve level of $56 million, for a total of $131 million. The storm cost recovery surcharge was approved by the FPSC on March 7, 2023, and TEC began applying the surcharge on April 2023 bills. Subsequently, on November 9, 2023, the FPSC approved TEC’s petition, filed on August 16, 2023, to update the total storm cost collection to $134 million. It also changed the collection of the expected remaining balance of $29 million as of December 31, 2023, from over the first three months of 2024 to over the 12 months of 2024. The storm recovery is subject to review of the underlying costs for prudency and accuracy by the FPSC and issuance of an order by the FPSC is expected by the third quarter of 2024. In September 2023, Tampa Electric was impacted by Hurricane Idalia. The related storm restoration costs were approximately $35 million, which were charged to the storm reserve regulatory asset and not included in the petition above. Tampa Electric will determine the timing of the request for recovery of Hurricane Idalia costs at a future time.

On January 23, 2023, TEC requested an adjustment to its fuel charges to recover the 2022 fuel under-recovery of $518 million over a period of 21 months. The request also included an adjustment to 2023 projected fuel costs to reflect the reduction in natural gas prices since September 2022 for a projected reduction of $170 million for the balance of 2023. The changes were approved by the FPSC on March 7, 2023, and were effective beginning on April 1, 2023.

Tampa Electric has a capital investment program that supports achieving its goal to reduce CO2 emissions to 60% of 2000 levels by 2025. Since 2000, Tampa Electric has reduced its CO2 emissions by more than 50%.

In 2024, Tampa Electric expects to invest approximately $1.3 billion, excluding AFUDC, in capital projects. Capital projects include solar investments, storm hardening investments, grid modernization and building resilience. See Capital Investments below for further information.

These forecasts are based on our current assumptions described in the operating company discussion, which are subject to risks and uncertainties (see the Risk Factors section).

OPERATING RESULTS

TEC’s consolidated financial statements have been prepared in accordance with U.S. GAAP. TEC's reported operating results are affected by several critical accounting estimates (see the Critical Accounting Policies and Estimates section).

The following table shows the revenues and net income of the business segments on a U.S. GAAP basis (see Note 11 to the 2023 Annual TEC Consolidated Financial Statements).

(millions)	2023	2022	2021
Revenues
Tampa Electric	$2,637	$2,523	$2,174
PGS		656	528
Eliminations		(10)	(7)
TEC	$2,637	$3,169	$2,695

Net income
Tampa Electric	$466	$458	$369
PGS		82	77
TEC	$466	$540	$446

TAMPA ELECTRIC

Electric Operations Results

Tampa Electric’s net income in 2023 was $466 million, compared with $458 million in 2022. Results primarily reflected higher revenues resulting from the 2021 rate case settlement agreement and customer growth, partially offset by higher interest expense and higher depreciation expense. Base revenues are energy sales excluding revenues from clauses, gross receipts taxes and franchise fees. Clauses, gross receipts taxes and franchise fees do not have a material effect on net income as these revenues substantially represent a dollar-for-dollar recovery of clause and other pass-through costs. See the Operating Revenues and Operating Expenses sections below for additional information.

The table below provides a summary of Tampa Electric’s revenue and expenses and energy sales by customer type.

Summary of Operating Results

(millions, except customers and total degree days)	2023	% Change	2022	% Change	2021
Revenues	$2,637	5	$2,523	16	$2,174
O&M expense	595	30	459	10	416
Depreciation and amortization expense	422	8	389	4	374
Taxes, other than income	234	16	201	11	181
Non-fuel operating expenses	1,251	19	1,049	8	971
Fuel expense	605	(11)	681	12	607
Purchased power expense	78	(48)	151	42	106
Total fuel & purchased power expense	683	(18)	832	17	713
Total operating expenses	1,934	3	1,881	12	1,684
Operating income	703	10	642	31	490
Other income	89	71	52	13	46
Interest charges	239	68	142	29	110
Provision for income taxes	87	(7)	94	65	57
Net income	$466	2	$458	24	$369
Megawatt-Hour Sales (thousands)
Residential	10,307	2	10,109	2	9,941
Commercial	6,462	3	6,300	3	6,144
Industrial	2,082	(1)	2,111	(1)	2,122
Other	1,940	(0)	1,947	3	1,886
Total retail	20,791	2	20,467	2	20,093
Off system sales	254	(37)	405	255	114
Total energy sold	21,045	1	20,872	3	20,207
Retail customers—(thousands)
At December 31	840	2	827	2	811
Retail net energy for load	21,767	1	21,572	3	21,033
Total degree days	4,671	(3)	4,820	6	4,565

Operating Revenues

Revenues were $114 million higher in 2023 than in 2022 primarily driven by higher base revenues due to new base rates as a result of the 2021 rate case settlement agreement and customer growth and storm surcharge revenue, partially offset by changes in fuel recovery clause revenue and less favorable weather compared to the same period in 2022. Total degree days (a measure of heating and cooling demand) in Tampa Electric's service area in 2023 were 7% above normal (a 20-year statistical degree day average) and 3% below 2022, reflecting less favorable weather in 2023 compared to 2022. Total net energy for load, which is a calendar measurement of energy output, in 2023 was 1% higher compared to 2022.

Customer and Energy Sales Growth Outlook

The Tampa labor market (as measured by employment levels) continues to outperform the U.S. labor markets. The Tampa area unemployment rate was 2.8% in both 2023 and 2022. Florida’s unemployment rate decreased slightly to 2.8% in 2023 from 2.9% in 2022 and the U.S. rate also decreased slightly from 3.7% to 3.6%. Population growth in the area is forecasted to continue to be a major driver of customer growth. In 2024, retail energy sales volumes are expected to be similar to 2023 levels. In 2023, energy sales benefited from weather that was warmer than normal. Normalizing 2023 for weather, 2024 energy sales volumes are expected to be above 2023 levels due to customer growth. Tampa Electric expects 2024 customer growth to be approximately 1.7% and to continue at that level annually over the next few years.

Operating Expenses

In 2023, operations and maintenance expense was $136 million higher than in 2022 due to storm restoration cost recognition of $107 million related to storm surcharge revenue, increased expenses related to clauses and regulatory deferrals of $20 million, and increased operational expenses of $9 million. The increase in operating expenses was primarily due to higher transmission and distribution expense, generation maintenance, bad debt expense and customer support costs. Depreciation and amortization expense increased $33 million in 2023 compared to 2022 as a result of additions to facilities and the in-service of generation projects.

O&M expense in 2024 is expected to increase compared to 2023 due to inflation. In 2024, depreciation expense is expected to increase compared to 2023 due to solar projects and other plant additions.

Fuel Expense, Purchased Power and Fuel Cost Recovery

Total fuel expense decreased in 2023 from 2022 primarily due to lower natural gas prices. Delivered natural gas prices increased approximately 70% in 2022 due to market forces affected by global events. Total 2024 fuel and purchased power costs are expected to be less than in 2023 due to decreased prices for natural gas.

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

In November 2023, the FPSC approved cost-recovery rates for fuel and purchased power, capacity, environmental, conservation and storm protection plan costs for 2024. The rates include the expected cost for natural gas and coal in 2024. These rates are typically set annually, based on information provided in September of the year prior to the year the rates take effect.

OTHER ITEMS IMPACTING NET INCOME

Other Income

For the years 2023 and 2022, TEC’s other income was $89 million and $55 million, respectively, which included AFUDC-equity of $19 million and $35 million, respectively, interest income from affiliate of $38 million and $0, respectively, and other income of $32 million and $20 million, respectively. The decrease in AFUDC-equity was primarily due to the in-service timing of Tampa Electric’s modernization of its Big Bend Power Station. The interest income from affiliate is related to the note receivable from PGS for PGS's allocation of short-term and long-term debt resulting from the separation of PGS from TEC as of January 1, 2023. See Notes 1 and 10 to the TEC Consolidated Financial Statements for details of the separation of PGS from TEC and the resulting related party transactions. The increase in Other Income is primarily due to interest income on the deferred fuel balance.

AFUDC-equity is expected to decrease in 2024 due to the timing of construction of capital projects, including solar generation and grid modernization. Interest income from affiliate is expected to decrease in 2024, primarily due to the repayment of the receivable from PGS on December 20, 2023.

Interest Expense

For the years 2023 and 2022, TEC’s interest expense, including interest expense to affiliates and excluding AFUDC-debt, was $245 million and $178 million, respectively. The increase in 2023 was due to higher interest rates and higher borrowings to support TEC’s ongoing capital investment program and ongoing operations. The weighted-average interest rate on borrowings outstanding under the credit facilities and commercial paper at December 31, 2023 and 2022 was 5.7% and 5.0%, respectively. See Other Income above for information regarding the interest income from affiliate associated with PGS's allocation of short-term and long-term debt resulting from the separation of PGS from TEC as of January 1, 2023. The interest income from affiliate partially offsets the impact of TEC's interest expense within Net Income on the Consolidated Statement of Income.

Interest expense is expected to decrease in 2024, reflecting lower balances due to Tampa Electric’s repayment of certain short-term borrowings in December 2023 (see Note 6 to the 2023 Annual TEC Consolidated Financial Statements for further detail).

Income Taxes

The provision for income taxes decreased in 2023 compared to 2022 primarily as a result of lower pre-tax income due to PGS’s separation from TEC on January 1, 2023 and production tax credits related to solar facilities. Income tax expense as a percentage of income before taxes was 15.7% in 2023 and 18.3% in 2022. TEC expects the 2024 annual effective tax rate to be approximately 11% due to increased production tax credit benefits.

TEC is included in a consolidated U.S. federal income tax return with EUSHI and its subsidiaries. TEC’s income tax expense is based upon a separate return method, modified for the benefits-for-loss allocation in accordance with TECO Energy’s and EUSHI’s respective tax sharing agreements. The cash payments for federal income taxes and state income taxes made under those tax sharing agreements totaled $102 million and $2 million in 2023 and 2022, respectively.

For more information on TEC's income taxes, including a reconciliation between the statutory federal income tax rate, the effective tax rate and impacts of tax reform, see Note 4 to the 2023 Annual TEC Consolidated Financial Statements.

LIQUIDITY, CAPITAL RESOURCES

Balances as of December 31, 2023

(millions)
Credit facilities/ commercial paper / intercompany advances (1)	$1,200
Drawn amounts/LCs	707
Available credit facilities	493
Cash	5
Total liquidity	$498

(1)
See Note 6 to the 2023 Annual TEC Consolidated Financial Statements for information regarding the credit facilities.

Cash from Operating Activities

Cash flows from operating activities in 2023 were $1,241 million, an increase of $730 million compared to 2022. Increases to cash from operations were primarily the result of higher fuel revenues coupled with lower natural gas prices, partially offset by the timing of invoice payments.

Cash from Investing Activities

Cash flows from investing activities in 2023 resulted in a net use of cash of $1.3 billion, which primarily reflects TEC’s investment in capital. See the Capital Investments section for additional information.

Cash from Financing Activities

Cash flows from financing activities in 2023 resulted in net cash inflows of $48 million. TEC received $956 million from the repayment of a note receivable from PGS, $300 million of equity contributions from Parent, $400 million proceeds from short-term credit agreements greater than 90 days, and $87 million increase in short-term debt with maturities of less than 90 days. These increases in cash flows were partially offset by the repayment of short-term credit agreements greater than 90 days of $800 million, dividend payments to Parent of $472 million, advances to affiliate of $227 million, and the repayment of a note payable to Parent of $195 million.

Cash and Liquidity Outlook

TEC’s tariff-based gross margins are the principal source of cash from operating activities. A diversified retail customer mix, primarily consisting of rate-regulated residential, commercial, and industrial customers, provides TEC with a reasonably predictable source of cash. In addition to using cash generated from operating activities, TEC uses available cash, equity contributions from Parent, credit facility and commercial paper borrowings, intercompany activity, and debt issuances to support normal operations and capital expenditure requirements. TEC may reduce short-term borrowings with cash from operations, long-term borrowings, or capital contributions from Parent. TEC expects to make significant capital expenditures in 2024 (see Capital Investments section below for further detail on TEC’s projected capital expenditures). Debt raised is subject to applicable regulatory approvals and Tampa Electric is required to maintain a capital structure as allowed by the regulator.

As noted earlier, cash from operating activities and short-term borrowings are used to fund normal operations and capital expenditures, which may result in periodic working capital deficits. The working capital deficit as of December 31, 2023 was primarily caused by short-term borrowings and periodic fluctuations in assets and liabilities related to FPSC clauses and riders. At December 31, 2023, TEC’s unused capacity under its credit facilities was $493 million.

TEC has credit facilities and commercial paper that provide $1,200 million of credit, including $400 million maturing in 2024 and $800 million maturing in 2026. See Note 6 to the 2023 Annual TEC Consolidated Financial Statements for additional information regarding the credit facilities and commercial paper. TEC expects that its liquidity will be adequate for both the near and long term, given its expected operating cash flows, capital expenditures and related financing plans.

TEC expects cash from operations in 2024 to be lower than in 2023 primarily due to lower cash inflows from fuel recovery and lower storm surcharge revenue, partially offset by an increase in base rates effective in January 2024 (as stipulated in the 2021 settlement agreement), lower interest expense payments, and customer growth (see Note 3 to the 2023 Annual TEC Consolidated Financial Statements). TEC plans to use cash in 2024 to fund capital spending and to pay dividends to its shareholder. Dividends are paid at the discretion of TEC’s Board of Directors.

TEC’s credit facilities contain certain financial covenants (see Covenants in Financing Agreements section). TEC estimates that it could fully utilize the total available capacity under its facilities in 2024 and remain within the covenant restrictions.

Short-Term Borrowings

TEC had the following credit facilities and related borrowings as of December 31, 2023 and 2022.

	December 31, 2023				December 31, 2022
		Borrowings	Borrowings	Letters of		Borrowings	Borrowings	Letters of
	Credit	Outstanding -	Outstanding -	Credit	Credit	Outstanding -	Outstanding -	Credit
(millions)	Facilities	Credit Facilities (1)	Commercial Paper (1)	Outstanding	Facilities	Credit Facilities (1)	Commercial Paper (1)	Outstanding
5-year facility (2)	$800	$0	$706	$1	$800	$0	$619	$1
1-year term facility (3)	0	0	0	0	400	400	0	0
1-year term facility (4)	200	0	0	0	0	0	0	0
1-year term facility (5)	200	0	0	0	0	0	0	0
Total	$1,200	$0	$706	$1	$1,200	$400	$619	$1
(1)
Borrowings outstanding are reported as notes payable in the Consolidated Balance Sheets.
(2)
This 5-year facility matures December 17, 2026. TEC also has an active commercial paper program for up to $800 million, of which the full amount outstanding is backed by TEC’s credit facility. The amount of commercial paper issued results in an equal amount of its credit facility being considered drawn and unavailable. On January 30, 2024, TEC completed a sale of $500 million aggregate principal amount of 4.90% Notes due March 1, 2029. TEC used the net proceeds from this offering for the repayment of a portion of the borrowings outstanding under the TEC 5-year credit facility. Therefore, $497 million of borrowings outstanding under the TEC 5-year credit facility were reclassified as long-term debt on the Consolidated Balance Sheet as of December 31, 2023.
(3)
This 1-year term facility was set to mature on December 16, 2022. On December 13, 2022, TEC extended the maturity date to December 13, 2023, at which time the facility terminated.
(4)
On March 1, 2023, TEC entered into a 1-year term facility that matures on February 28, 2024.
(5)
On April 3, 2023, TEC entered into a 1-year term facility that matures on April 1, 2024.

At December 31, 2023, these credit facilities required a commitment fee of 12.5 basis points. The weighted average interest rate on outstanding amounts payable under the credit facilities and commercial paper program at December 31, 2023 and 2022 was 5.7% and 5.0%, respectively. For a complete description of the credit facilities see Note 6 to the 2023 Annual TEC Consolidated Financial Statements.

	Maximum	Minimum	Average	Average
	drawn	drawn	drawn	interest
(millions)	amount	amount	amount	rate
2023 credit facility utilization	$1,457	$608	$1,133	5.62%

Significant Financial Covenants

In order to utilize its bank credit facilities, TEC must meet certain financial tests as defined in the applicable agreements. In addition, TEC has certain restrictive covenants in specific agreements and debt instruments. At December 31, 2023, TEC was in compliance with all applicable financial covenants. The table that follows lists the significant financial covenants and the performance relative to them at December 31, 2023. Reference is made to the specific agreements and instruments for more details.

			Calculation
Instrument	Financial Covenant (1)	Requirement/Restriction	at December 31, 2023
Credit facility- $800 million (2)	Debt/capital	Cannot exceed 65%	48.5%
Term facility - $200 million (2)	Debt/capital	Cannot exceed 65%	48.5%
Term facility - $200 million (2)	Debt/capital	Cannot exceed 65%	48.5%

(1)
As defined in each applicable instrument.
(2)
See Note 6 to the 2023 Annual TEC Consolidated Financial Statements for a description of the credit facilities.

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

Contractual Cash Obligations at December 31, 2023

	Payments Due by Period
(millions)	Total	2024	2025	2026	2027	2028	After 2028
Long-term debt (1)	$4,275	$300	$0	$0	$0	$0	$3,975
Interest payment obligations(2)	3,239	173	173	174	174	174	2,371
Transportation(3)	1,443	135	128	125	125	97	833
Pension plan(4)	22	0	0	7	13	2	0
Capital projects(5)	668	533	81	53	1	0	0
Fuel and gas supply	276	194	60	17	4	1	0
Purchased power	4	4	0	0	0	0	0
Long-term service agreements(6)	151	34	22	23	22	17	33
Operating leases	84	3	3	1	1	1	75
Demand side management	12	5	5	1	1	0	0
Total contractual obligations	$10,174	$1,381	$472	$401	$341	$292	$7,287
(1)
See the Consolidated Statements of Capitalization and Note 7 to the 2023 Annual TEC Consolidated Financial Statements for a list of long-term debt and the respective due dates.
(2)
Future interest payments are calculated based on the assumption that all debt is outstanding until maturity. For debt instruments with variable rates, interest is calculated for all future periods using the rates in effect at December 31, 2023.
(3)
These payment obligations under contractual agreements are recovered from customers under regulatory clauses approved by the FPSC (see the Business section).
(4)
Under calculation requirements of the Pension Protection Act, as of the January 1, 2023 measurement date, the pension plan was fully funded. Under ERISA guidelines, TEC is not required to make additional cash contributions until 2026; however, TEC may elect to make discretionary cash contributions prior to that time. Future contributions are subject to annual valuation reviews, which may vary significantly due to changes in interest rates, discount rate assumptions, plan asset performance, which is affected by investment portfolio performance, and other factors (see Liquidity, Capital Resources section and Note 5 to the 2023 Annual TEC Consolidated Financial Statements).
(5)
Represents outstanding commitments for major capital projects (see the Capital Investments section).
(6)
Represents outstanding commitments for service, including long-term capitalized maintenance agreements for Tampa Electric’s CTs.

See Notes 3, 4, 5 and 12 to the 2023 Annual TEC Consolidated Financial Statements for information regarding additional obligations related to regulatory liabilities, taxes, employee postretirement benefits and asset retirement obligations.

Off-Balance Sheet Arrangements and Contingent Obligations

TEC does not have any material off-balance sheet arrangements or contingent obligations not otherwise included in our Consolidated Financial Statements as of December 31, 2023.

Capital Investments

(millions)	Actual 2023	Forecasted 2024
Tampa Electric (1)
Renewable generation	$246	$200
Transmission	98	90
Distribution	416	375
Generation	248	195
Facilities, equipment, vehicles and other	300	410
Tampa Electric total	1,308	1,270
Net cash effect of accruals, retentions and AFUDC	(14)
Total	$1,294	$1,270
(1)
Individual line items exclude AFUDC-debt and equity.

Tampa Electric invested approximately $850 million in solar projects during 2017 to 2021 (solar wave I). On February 18, 2020, Tampa Electric announced its intention to invest approximately $800 million in an additional 600 MW of new utility-scale solar photovoltaic projects, which were completed at the end of 2023 (solar wave II). In addition, Tampa Electric intends to invest approximately $590 million in an additional 375 MW of new utility-scale solar photovoltaic projects in 2024 through 2026 (solar wave III) and approximately $812 million in 470 MW of new utility-scale solar photovoltaic projects in 2026 through 2028 (solar wave IV). In 2024 through 2026, Tampa Electric expects to spend approximately $600 million in capital for the storm protection plan, $535 million in grid modernization, $350 million in its new corporate headquarters and operations center for building resilience, and $154 million for 115 MW of energy storage. AFUDC will be earned on eligible capital projects during the construction periods and return on investment will be earned on capital projects running through certain recovery mechanisms.

Tampa Electric’s 2023 capital expenditures included solar generation projects, storm hardening for the transmission and distribution systems, new technology for distribution system grid modernization, energy storage, maintenance and refurbishment of existing generating facilities, and the construction of new headquarters and operations center to improve building resilience. In 2024, Tampa Electric expects capital expenditures to include solar generation and energy storage projects, a generation capacity expansion project to improve system resilience, a new headquarters and operations center to improve building resilience, storm hardening for the transmission and distribution systems, new technology for distribution system grid modernization, and the maintenance and refurbishment of existing generating facilities.

The forecasted capital expenditures shown above are based on current estimates and assumptions. Actual capital expenditures could vary materially from these estimates due to changes in and timing of projects and changes in costs for materials or labor (see the Risk Factors section).

Capital Structure

At December 31, 2023, TEC’s year-end capital structure was 48% debt and 52% common equity. At December 31, 2022, TEC’s year-end capital structure was 47% debt and 53% common equity.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of consolidated financial statements requires management to make various estimates and assumptions that affect revenues, expenses, assets, liabilities and disclosures. The policies and estimates identified below are, in the view of management, the more significant accounting policies and estimates used in the preparation of our consolidated financial statements. These estimates and assumptions are based on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates and judgments under different assumptions or conditions. See Note 1 to the 2023 Annual TEC Consolidated Financial Statements for a description of TEC’s significant accounting policies and the estimates and assumptions used in the preparation of the consolidated financial statements.

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

TEC’s most significant regulatory liability relates to non-ARO costs of removal and regulatory tax liability. The non-ARO costs of removal represent estimated funds received from customers through depreciation rates to cover future non-legally required cost of removal of property, plant and equipment upon retirement. TEC accrues for removal costs over the life of the related assets based on depreciation studies approved by the FPSC. The costs are estimated based on historical experience and future expectations, including expected timing and estimated future cash outlays. The regulatory tax liability is the offset to the adjustment to the deferred tax liability remeasured as a result of tax reform. See Note 4 to the 2023 Annual TEC Consolidated Financial Statements for further information.

The application of regulatory accounting guidance is a critical accounting policy and estimate since a difference in these assumptions and actual results may result in a material impact on reported assets and the results of operations (see Note 3 to the 2023 Annual TEC Consolidated Financial Statements).

Income Taxes

TEC uses the asset and liability method in the measurement of deferred income taxes. Under the asset and liability method, TEC estimates the current tax exposure and assesses the temporary differences resulting from differing treatment of items, such as depreciation, for financial statement and tax purposes. These differences are reported as deferred taxes measured at enacted rates in the consolidated financial statements. Management reviews all reasonably available current and historical information, including forward-looking information, to determine if it is more likely than not that some or the entire deferred tax asset will not be realized. If TEC determines that it is likely that some or all of a deferred tax asset will not be realized, then a valuation allowance is recorded to report the balance at the amount expected to be realized. At December 31, 2023, TEC does not have a valuation allowance. At December 31, 2023, TEC had a net deferred income tax liability of $880 million, attributable primarily to property-related items.

See further discussion of uncertainty in income taxes, impacts of tax reform and other tax items in Note 4 to the 2023 Annual TEC Consolidated Financial Statements.

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

Pension plan assets (plan assets) are invested in a mix of equity and fixed-income securities. The expected return on asset assumption was based on expectations of long-term inflation, real growth in the economy, fixed income spreads and equity premiums consistent with the company’s portfolio, with provision for active management and expenses paid from the trust that holds the plan assets. The expected return on assets was 7.05%, 6.50% and 6.70% as of January 1, 2023, 2022 and 2021, respectively. Given recent capital market returns and market expectations for long-term interest rates, TECO Energy expects the expected return on assets to be 7.05% for 2024 (based on actuarial 20-year expected market returns). Actual returns in 2023 were 14.7%.

The discount rate assumption used to measure benefit expense was an above-mean yield curve. The above-mean yield curve technique matches the yields from high-quality (AA-rated, non-callable) corporate bonds to the company’s projected cash flows for the plans to develop a present value that is converted to a discount rate assumption, which is subject to change each year.

Holding all other assumptions constant, a 1% decrease in the assumed rate of return on pension plan assets or the discount rate assumption would have had in 2023 and is anticipated to have in 2024 the following impact on TEC’s after-tax pension cost:

Year	1% Decrease in Assumed Expected Return on Assets	1% Decrease in Assumed Discount Rate
2023	$5 million increase	$1 million increase
2024	$6 million increase	$1 million increase

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

See the discussion of employee postretirement benefits in Note 5 to the 2023 Annual TEC Consolidated Financial Statements.

RECENTLY ISSUED ACCOUNTING STANDARDS

Change in Accounting Policy

TEC considers the applicability and impact of all ASUs issued by the FASB. TEC was not required to and did not adopt any new ASUs in 2023. The following update has been issued by FASB, but have not yet been adopted by TEC. Any ASUs not included below were assessed and determined to be either not applicable to TEC or have insignificant impact on the consolidated financial statements.

Reportable Segment Disclosures

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures. The change in the standard improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The changes improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision-useful financial analyses. The guidance will be effective for annual reporting periods beginning after December 15, 2023, and for interim periods beginning after December 15, 2024. Early adoption is permitted. The standard will be applied retrospectively. TEC is currently evaluating the impact of adoption of the standard on its consolidated financial statements.

Income Tax Disclosures

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The standard enhances the transparency, decision usefulness and effectiveness of income tax disclosures by requiring consistent categories and greater disaggregation of information in the reconciliation of income taxes computed using the enacted statutory income tax rate to the actual income tax provision and effective income tax rate, as well as the disaggregation of income taxes paid (refunded) by jurisdiction. The standard also requires disclosure of income (loss) before provision for income taxes and income tax expense (benefit) in accordance with U.S. Securities and Exchange Commission (SEC) Regulation S-X 210.4-08(h), Rules of General Application – General Notes to Financial Statements: Income Tax Expense, and the removal of disclosures no longer considered cost beneficial or relevant. The guidance will be effective for annual reporting periods beginning after December 15, 2024, and interim periods within annual reporting periods beginning after December 15, 2025. Early adoption is permitted. The standard will be applied on a prospective basis, with retrospective application permitted. TEC is currently evaluating the impact of adoption of the standard on its consolidated financial statements.

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

All of Tampa Electric’s conventional coal-fired units are already equipped with electrostatic precipitators, scrubbers and selective catalytic reductions, and the Polk Unit 1 integrated gasification combined-cycle unit emissions are minimized in the gasification process. Therefore, Tampa Electric has minimized the impact of this rule and has demonstrated compliance on all applicable units with the most stringent “Low Emitting Electric Generating Unit” classification for MATS with nominal additional capital investment.

Carbon Reductions and GHG

Tampa Electric has historically supported voluntary efforts to reduce carbon emissions and has taken significant steps to reduce overall emissions at Tampa Electric’s facilities. Since 2000, Tampa Electric has reduced its system-wide emissions of CO2 by more than 50%, bringing emissions to below 1990 levels. Tampa Electric CO2 emissions continue to remain below 1990 levels. In addition to the emission decreases in 2005 as the result of the repowering of two Gannon Station coal units to natural gas and the shut-down of the remaining Gannon Station coal-fired units, Tampa Electric has optimized its existing coal units to operate on natural gas. During this same time frame, the number of retail customers and retail energy sales have risen. Tampa Electric also substantially reduced CO2 emissions by significantly expanding the use of solar power, repowering Big Bend Unit 1 steam turbine, and retiring Big Bend Unit 2. The Big Bend Unit 1 modernization project is capable of producing 1,090 megawatts of power and will continue to lead to lower system-wide emissions. See Capital Investments above for information regarding Tampa Electric’s solar projects. Tampa Electric has a long-term goal to reduce CO2 emissions to 80% of 2000 levels by 2040 and aspires to reach a net zero future by 2050.

On June 19, 2019, the EPA released a final rule, named the Affordable Clean Energy (ACE) rule, to establish emission guidelines for states to address GHG emissions from existing coal-fired electric generating units. On January 19, 2021, the D.C. Circuit Court of Appeals vacated the ACE rule and remanded it to the EPA. On May 8, 2023, the EPA released a proposed rule establishing CO2 emission standards for new and existing fossil fuel-fired power plants. As proposed under Section 111 of the Clean

Air Act, the New Source Performance Standards and Best System of Emission Reduction guidelines would require affected electric generating units to achieve CO2 emission limits thorough the implementation of carbon capture and sequestration, or low-GHG hydrogen co-firing. The proposed rule also repeals the ACE rule promulgated under the Trump Administration. TEC expects one or more units to be subject to the rule, if finalized in its current form.

Tampa Electric expects that the costs to comply with new environmental regulations would be eligible for recovery through the ECRC. If approved as prudent, the costs required to comply with CO2 emissions reductions would be reflected in customers’ bills. If the regulation allowing cost recovery is changed and the cost of compliance is not recovered through the ECRC, Tampa Electric could seek to recover those costs through a base-rate proceeding. TEC has been awarded funding from the U.S. Department of Energy to evaluate technologies required to comply during 2023 through 2025. In addition, TEC expects tax credits under the Inflation Reduction Act related to these technologies to be an important offset to the cost of compliance.

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

Water Supply and Quality

The EPA’s final rule under 316(b) of the Clean Water Act (effective October 2014) addresses perceived impacts to aquatic life by cooling water intakes and is applicable to Tampa Electric's Bayside and Big Bend Power Stations. Polk Power Station is not covered by this rule since it does not operate an intake on "waters of the United States". Tampa Electric has two ongoing projects (one for Bayside and one for Big Bend) that require compliance with the rule. Compliance includes the completion of the biological, technical, and financial study elements required by the rule. These study elements have been completed and submitted for Bayside and were used by FDEP to determine the necessity of cooling water system retrofits. FDEP agreed with Tampa Electric’s proposed plan for Bayside and Tampa Electric began a multi-year construction project to install new fish-friendly modified traveling screens and a fish return in 2022. Tampa Electric is negotiating an alternative schedule for Big Bend (as allowed by the rule) but completed a portion of the compliance requirements with the Big Bend modernization project with the installation of fish-friendly modified traveling screens and a fish return on modernized Unit 1. The remainder of the compliance requirements are to be determined and completed at a later date. The full impact of the new regulations on Tampa Electric will depend on the outcome of subsequent legal proceedings challenging the rule, the results of the study elements performed as part of the rules’ implementation, and the actual requirements established by FDEP.

The final EPA rule for existing steam electric effluent limit guidelines (ELGs) became effective January 4, 2016 and establishes limits for wastewater discharges from flue gas desulfurization (FGD) processes, fly ash and bottom ash transport water, leachate from ponds and landfills containing coal combustion residuals, gasification processes, and flue gas mercury controls. The new guidelines are expected to be incorporated into National Pollutant Discharge Elimination System permit renewals for Big Bend Station (FGD wastewater and bottom ash transport water) and Polk Power Station (gasification wastewater) to achieve compliance as soon as possible after November 1, 2018, but no later than December 31, 2023. The EPA decided to extend the near-term deadlines for FGD wastewater and bottom ash transport water to as soon as possible after November 1, 2020. On November 22, 2019, the EPA published in the Federal Register its proposed updates to the ELGs, in which the EPA revised limits for both bottom ash transport water and FGD wastewater and extended the final compliance deadline by two years for FGD wastewater. The final rule with revised limits was published on October 13, 2020 and became effective December 14, 2020. Although a legal challenge to this rule is pending in the D.C. Circuit Court of Appeals, no stays are in effect. The EPA proposed a new rule in March 2023 to strengthen discharge limits that is expected to be finalized in 2024.

The preliminary draft of the NPDES Permit for Big Bend stated that effluent limitations for total recoverable arsenic, mercury, and selenium and total nitrate/nitrite for FGD wastewater are applicable no later than December 31, 2023. Big Bend completed construction of a deep injection well system in December 2023 for disposal of FGD wastewater, bottom ash transport water and other process wastewaters. Since Polk Power Station disposes of any gasification wastewater created down the deep injection well rather than discharging it to surface water, the effluent limitations do not apply to that power station.

EPA Waters of the US

In January 2020, the EPA and the U.S Army Corps of Engineers (Corps) finalized a rule, called the Navigable Waters Protection Rule (NWPR), to define “waters of the United States” and thereby establish federal regulatory authority under the Clean Water Act. This final rule became effective in June 2020. In November 2021, the EPA and the Corps announced a proposed rule which would re-establish the pre-2015 definition of “waters of the United States” updated “to reflect consideration of Supreme Court decisions". On January 18, 2023, the revised definition rule was published in the Federal Register and the rule took effect on March 20, 2023.

On August 29, 2023, the EPA and Department of the Army (the agencies) announced a final rule amending the 2023 definition of “waters of the United States”. The amendments conform with the U.S. Supreme Court’s May 25, 2023 decision in the case of Sackett v. Environmental Protection Agency. The conforming rule became effective on September 8, 2023. The final rule is expected to have environmental permitting implications for new Tampa Electric solar sites and permitting renewals for existing facilities requiring approved jurisdictional determinations.

Superfund and Former Manufactured Gas Plant Sites

As of December 31, 2022, TEC, through its Tampa Electric division and former PGS division, was a PRP for certain superfund sites and, through its former PGS division, for certain former MGP sites. As a result of the separation of the PGS division, PGS is now the responsible party for those sites (in addition to third party PRPs for certain sites). See Note 1 to the 2023 Annual TEC Consolidated Financial Statements for information regarding the separation of PGS from TEC.

Coal Combustion Residuals Recycling and Regulation

Tampa Electric produces ash and other by-products, collectively known as CCRs at its Big Bend Power Station. Greater than 90% of all CCRs produced at this facility are marketed to customers for beneficial use in commercial and industrial products. The EPA’s final CCR rule became effective on October 19, 2015 and regulates CCRs as non-hazardous solid waste. In 2016 and 2017, the FPSC approved Environmental Cost Recovery for capital and O&M expenses associated with various projects proposed as part of Tampa Electric’s CCR compliance program. Subsequently, a closure by removal and liner retrofit project for the West Slag Dewatering Pond was completed in 2020 and closure by removal of all CCRs from the Economizer Ash and Pyrite Ponds was completed in October 2021. The final project required for compliance with the CCR Rule at Big Bend is the North Gypsum Stackout Area Drainage Improvements Project, which is scheduled for completion in 2024. FDEP has revised the existing state solid waste regulation to incorporate Florida CCR permit requirements for regulated units and these new requirements will operate in lieu of the Federal permitting program. However, TEC is largely exempt from the state permitting requirements because it completed its mandatory closure projects prior to the state rule’s passage. On May 18, 2023, the EPA proposed new rules requiring identification and regulation of Legacy CCR Management Units. This proposal appears to cover any landfill or impoundment in existence but not receiving CCRs as of the effective date of the 2015 rule and any CCR placed into the environment prior to the rule for beneficial use. TEC is a member of the Utility Solid Waste Activities Group, who filed comments on behalf of its members in July 2023 contesting many of the proposed rule’s provisions.

Conservation

In 2023, Tampa Electric continued to offer its customers a comprehensive array of residential and commercial Demand Side Management (DSM) programs that enabled the company to meet all of its required annual DSM goals. Tampa Electric completed the second full year of operational testing the integrated renewable energy system that utilizes a large solar array integrated with battery storage and electric vehicle and large commercial vehicle battery charging systems. In 2023, Tampa Electric completed the program to convert its remaining high-pressure sodium and metal halide streetlights to LED technology. This conversion program converted 209,821 luminaires over the five-year program. Additionally, Tampa Electric has continued working on the development of the proposed DSM goals and supporting programs for the 2025-2034 period that will be filed with the FPSC in 2024.

In 2023, Tampa Electric achieved all of the residential and commercial annual energy and demand goals. To achieve these DSM goals, Tampa Electric offered 36 cost-effective DSM Programs. These programs and their costs are approved annually by the FPSC with the costs recovered through a clause rate on the customer’s electric bill. Since their inception to January 1, 2023, Tampa Electric’s conservation programs have contributed to reducing the summer peak demand by 814 MWs and the winter peak demand by 1,332 MWs.

REGULATION

See Business - Tampa Electric – Electric Operations and Note 3 to the 2023 Annual TEC Consolidated Financial Statements for a description of base rates, cost-recovery clauses and competition.

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

Risk Management Objectives

The Front Office is responsible for reducing and mitigating the market risk exposures that arise from the ownership of physical assets and contractual obligations. The primary objectives of the risk management organization, the Middle Office, are to quantify, measure, and monitor the market risk exposures arising from the activities of the Front Office and the ownership of physical assets. In addition, the Middle Office is responsible for enforcing the limits and procedures established under the approved risk management policies. Based on the policies approved by TEC’s board of directors and the procedures established by the RAC, from time to time, TEC enters into futures, forwards, swaps and option contracts to limit the exposure to items, such as fuel supply risk and the risk of price fluctuations for physical purchases and sales of natural gas in the course of normal operations.

TEC uses derivatives only to reduce normal operating and market risks, not for speculative purposes. The primary objective in using derivative instruments for regulated operations is to reduce the impact of market price volatility on customers.

On November 6, 2017, the FPSC approved an amended and restated settlement agreement filed by Tampa Electric, which includes a provision for a moratorium on hedging of natural gas purchases ending on December 31, 2022. On October 21, 2021, the FPSC approved a settlement agreement filed by Tampa Electric related to its 2021 rate case that extended the moratorium to December 31, 2024 (see Note 3 to the 2023 Annual TEC Consolidated Financial Statements for further information on the settlement agreements). As of December 31, 2023 and 2022, TEC had no hedges in place.

Credit Risk

TEC has a rigorous process for the establishment of new trading counterparties and evaluation of current counterparties. This process includes an evaluation of each counterparty’s credit ratings, as applicable, and/or its financial statements, with attention paid to liquidity and capital resources; establishment of counterparty specific credit limits; optimization of credit terms; and execution of standardized enabling agreements. TEC manages credit risk with policies and procedures for counterparty analysis, exposure measurement, and exposure monitoring and mitigation. Credit assessments are conducted on all counterparties, and deposits or collateral are requested for counterparties that do not meet the creditworthiness requirements as set out in TEC's internal policies.

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

Interest Rate Risk

TEC is exposed to changes in interest rates primarily from borrowing under the company's credit facilities and commercial paper program. A hypothetical 10% increase in TEC's weighted-average interest rate on its borrowings under the credit facilities and commercial paper outstanding at December 31, 2023 and 2022 would have resulted in a $6 million and $5 million impact on pre-tax earnings, respectively. This is driven by rising interest rates and higher outstanding balances. A hypothetical 10% increase in interest rates would have decreased the fair market value of TEC's long-term debt by 6.0% at December 31, 2023 and December 31, 2022. See the Financing Activity section and Notes 6 and 7 to the 2023 Annual TEC Consolidated Financial Statements. These amounts were determined based on the variable rate obligations existing on the indicated dates at TEC. The above sensitivities assume no changes to TEC’s current financial structure and could be affected by changes in TEC’s credit ratings, changes in general economic conditions or other external factors (see the Risk Factors section).

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

Regulated Utilities

Tampa Electric’s fuel costs used for generation are affected primarily by the price of natural gas and, to a lesser degree, the cost of coal. Tampa Electric’s use of natural gas, with its more volatile pricing, for generation of electricity was 88% in 2023 and 86% in 2022 (see the Business section).

Currently, TEC’s commodity price risks are largely mitigated by the fact that increases in the price of prudently incurred fuel and purchased power are recovered through FPSC-approved cost-recovery clauses, with no anticipated effect on earnings. However, increasing fuel cost-recovery has the potential to affect total energy usage and the relative attractiveness of electricity to consumers. TEC manages fuel supply risk and commodity price risk by entering into long-term fuel supply agreements and prudently operating plant facilities to optimize cost. At December 31, 2023 and 2022, a change in commodity prices would not have had a material impact on TEC's earnings but could have and has had an impact on the timing of the cash recovery of the cost of fuel.

TAMPA ELECTRIC COMPANY

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholder and the Board of Directors of Tampa Electric Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Tampa Electric Company (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income and comprehensive income, capitalization and cash flows for each of the three years in the period ended December 31, 2023 and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

As disclosed in Note 3 of the consolidated financial statements, the Company has $988 million in regulatory assets and $795 million in regulatory liabilities. As disclosed in Note 3, Tampa Electric’s retail business is regulated by the Florida Public Service Commission (FPSC), and Tampa Electric is also subject to regulation by the Federal Energy Regulatory Commission (FERC) (collectively, the regulators). The regulatory rates are designed to recover the prudently incurred costs of providing the regulated products or services and provide a reasonable return on the equity invested or assets, as applicable. In addition to regulatory assets and liabilities, rate regulation impacts multiple financial statement line items, including, but not limited to, property, plant and equipment, revenues, and expenses.

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

Tampa, Florida

February 26, 2024

TAMPA ELECTRIC COMPANY

Consolidated Balance Sheets

Assets	December 31,	December 31,
(millions)	2023	2022
Property, plant and equipment
Utility plant
Electric	$13,655	$12,536
Gas	0	2,938
Utility plant, at original costs	13,655	15,474
Accumulated depreciation	(3,443)	(3,845)
Utility plant, net	10,212	11,629
Other property	16	15
Total property, plant and equipment, net	10,228	11,644

Current assets
Cash and cash equivalents	5	14
Receivables, less allowance for credit losses of $2 and $4 at December 31, 2023 and 2022, respectively	286	295
Due from affiliates	19	22
Inventories, at average cost
Fuel	36	23
Materials and supplies	181	159
Regulatory assets	161	361
Prepayments and other current assets	32	35
Total current assets	720	909

Other assets
Regulatory assets	827	1,191
Deferred charges and other assets	56	59
Total other assets	883	1,250
Total assets	$11,831	$13,803

The accompanying notes are an integral part of the consolidated financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Balance Sheets—continued

Liabilities and Capital	December 31,	December 31,
(millions)	2023	2022
Capitalization
Common stock	$4,505	$5,075
Accumulated other comprehensive loss	(1)	(1)
Retained earnings	219	346
Total capital	4,723	5,420
Long-term debt	3,933	3,734
Total capital	8,656	9,154

Current liabilities
Long-term debt due within one year	300	0
Notes payable	209	1,019
Accounts payable	354	472
Due to affiliates	10	226
Customer deposits	121	145
Regulatory liabilities	94	85
Accrued interest	28	30
Accrued taxes	14	15
Other	43	45
Total current liabilities	1,173	2,037

Other liabilities
Deferred income taxes	880	1,045
Regulatory liabilities	701	1,055
Investment tax credits	237	243
Deferred credits and other liabilities	184	269
Total other liabilities	2,002	2,612

Commitments and Contingencies (see Note 8)

Total liabilities and capital	$11,831	$13,803

The accompanying notes are an integral part of the consolidated financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Statements of Income and Comprehensive Income

(millions)
For the years ended December 31,	2023	2022	2021
Revenues
Electric	$2,637	$2,519	$2,170
Gas	0	650	525
Total revenues	2,637	3,169	2,695
Expenses
Fuel	605	676	604
Purchased power	78	151	106
Cost of natural gas sold	0	257	155
Operations & maintenance	595	619	566
Depreciation and amortization	422	436	430
Taxes, other than income	234	257	228
Total expenses	1,934	2,396	2,089
Income from operations	703	773	606
Other income
Allowance for other funds used during construction	19	35	45
Interest income from affiliates	38	0	0
Other income, net	32	20	5
Total other income	89	55	50
Interest charges
Interest expense	234	178	151
Interest expense to affiliates	11	0	0
Allowance for borrowed funds used during construction	(6)	(11)	(21)
Total interest charges	239	167	130
Income before provision for income taxes	553	661	526
Provision for income taxes	87	121	80
Net income	$466	$540	$446
Comprehensive income	$466	$540	$446

The accompanying notes are an integral part of the consolidated financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Statements of Cash Flows

(millions)
For the years ended December 31,	2023	2022	2021
Cash flows from or used in operating activities
Net income	$466	$540	$446
Adjustments to reconcile net income to cash from operating activities:
Depreciation and amortization	422	436	430
Deferred income taxes and investment tax credits	(22)	137	28
Allowance for equity funds used during construction	(19)	(35)	(45)
Deferred recovery clauses	415	(422)	(58)
Regulatory assets and liabilities	116	(100)	(10)
Pension and post-retirement asset and liabilities	(23)	(18)	(10)
Other	14	(1)	23
Changes in working capital:
Receivables, less allowance for credit losses	(44)	(45)	(32)
Inventories	(39)	(41)	(8)
Taxes accrued	12	(23)	(13)
Accounts payable	(56)	75	53
Other	(1)	8	(7)
Cash flows from operating activities	1,241	511	797
Cash flows from or used in investing activities
Capital expenditures	(1,294)	(1,427)	(1,397)
Net proceeds from sale of assets	0	10	0
Cash flows used in investing activities	(1,294)	(1,417)	(1,397)
Cash flows from or used in financing activities
Equity contributions from Parent	300	605	580
Dividends to Parent	(472)	(517)	(450)
Proceeds from long-term debt issuance	0	595	790
Repayment of long-term debt	0	(250)	(279)
Advances to affiliate	(227)	0	0
Repayment of advances to affiliate	956	0	0
Advances from Parent	0	195	0
Repayment of advances from Parent	(195)	0	0
Net change in short-term debt (maturities of 90 days or less)	87	374	(230)
Proceeds from other short-term debt (maturities over 90 days)	400	400	500
Repayment of other short-term debt (maturities over 90 days)	(800)	(500)	(300)
Other financing activities	(1)	0	(3)
Cash flows from financing activities	48	902	608
Net increase (decrease) in cash and cash equivalents	(5)	(4)	8
Cash and cash equivalents at beginning of the year	10	18	10
Cash and cash equivalents at end of the year	$5	$14	$18

Supplemental disclosure of cash paid (received):
Interest	$233	$152	$120
Income taxes	$102	$2	$62
Supplemental disclosure of non-cash activities:
Change in accrued capital expenditures	$20	$(6)	$25
Reclassification of short-term debt to long-term debt	$497	$0	$0
Change in note receivable from PGS	$(736)	$0	$0
The accompanying notes are an integral part of the consolidated financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Statements of Capitalization

				Accumulated
				Other
		Common	Retained	Comprehensive	Total
(millions, except share amounts)	Shares (1)	Stock	Earnings	Loss	Capital
Balance, December 31, 2020	10	$3,890	$327	$(1)	$4,216
Net income			446		446
Equity contributions from Parent		580			580
Dividends to Parent (2)			(450)		(450)
Balance, December 31, 2021	10	$4,470	$323	$(1)	$4,792
Net income			540		540
Equity contributions from Parent		605			605
Dividends to Parent (2)			(517)		(517)
Balance, December 31, 2022	10	$5,075	$346	$(1)	$5,420
Net income			466		466
Separation of PGS equity from TEC		(871)	(121)		(992)
Equity contributions from Parent		300			300
Dividends to Parent (2)			(472)		(472)
Other		1			1
Balance, December 31, 2023	10	$4,505	$219	$(1)	$4,723

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

TAMPA ELECTRIC COMPANY

Consolidated Statements of Capitalization – continued

At December 31, 2023 and 2022, TEC had the following long-term debt outstanding:

Long-Term Debt
(millions)		Due	2023	2022
Tampa Electric	Notes (1)(2)(3) : 3.88%	2024	$300	$263
	2.40%	2031	400	285
	6.55%	2036	250	250
	6.15%	2037	250	190
	4.10%	2042	300	250
	4.35%	2044	300	290
	4.20%	2045	250	230
	4.30%	2048	350	275
	4.45%	2049	375	350
	3.63%	2050	300	275
	3.45%	2051	400	285
	5.00%	2052	300	262
	Total long-term debt of Tampa Electric		3,775	3,205
PGS	Notes (1)(2)(3) : 3.88%	2024	0	38
	2.40%	2031	0	115
	6.15%	2037	0	60
	4.10%	2042	0	50
	4.35%	2044	0	10
	4.20%	2045	0	20
	4.30%	2048	0	75
	4.45%	2049	0	25
	3.63%	2050	0	25
	3.45%	2051	0	115
	5.00%	2052	0	37
	Total allocated long-term debt of PGS		0	570
Long-term debt reclassification(4)			500	0
Total long-term debt			4,275	3,775
Unamortized debt discount, net			(14)	(11)
Debt issuance costs			(28)	(30)
Total carrying amount of long-term debt			4,233	3,734
Less amount due within one year			300	0
Total long-term debt			$3,933	$3,734

(1)
These senior unsecured debt securities are subject to redemption in whole or in part, at any time, at the option of the issuer.
(2)
These long-term debt agreements contain various restrictive covenants.
(3)
In 2022, the amounts shown are allocations to Tampa Electric and PGS of TEC Notes. See Note 1 for information regarding the separation of PGS from TEC on January 1, 2023.
(4)
See Note 7 for information regarding the long-term debt reclassification of $500 million, net of debt issuance costs.

The accompanying notes are an integral part of the consolidated financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Statements of Capitalization—continued

At December 31, 2023, long-term debt had a carrying amount of $4,233 million and an estimated fair market value of $3,831 million. At December 31, 2022, total long-term debt had a carrying amount of $3,734 million and an estimated fair market value of $3,234 million. The fair value of the debt securities is determined using Level 2 measurements (see Note 14 for information regarding the fair value hierarchy).

A substantial part of Tampa Electric’s tangible assets is pledged as collateral to secure its first mortgage bonds. There are currently no bonds outstanding under Tampa Electric’s first mortgage bond indenture, and Tampa Electric could cause the lien associated with this indenture to be released at any time. Gross maturities and annual sinking fund requirements of long-term debt are as follows:

Long-Term Debt Maturities

							Total
As of December 31, 2023							Long-Term
(millions)	2024	2025	2026	2027	2028	Thereafter	Debt
Tampa Electric	$300	$0	$0	$0	$0	$3,975	$4,275
Total long-term debt maturities	$300	$0	$0	$0	$0	$3,975	$4,275

The accompanying notes are an integral part of the consolidated financial statements.

TAMPA ELECTRIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Significant Accounting Policies

Description of the Business

TEC is comprised of the electric division, referred to as Tampa Electric, and prior to January 1, 2023, also included the natural gas division, referred to as PGS. Tampa Electric provides retail electric services in West Central Florida, and PGS is engaged in the purchase, distribution and sale of natural gas for residential, commercial, industrial and electric power generation customers in Florida. See "Separation of PGS from TEC" below for information regarding the separation that occurred on January 1, 2023. TEC’s significant accounting policies are as follows:

Principles of Consolidation and Basis of Presentation

TEC maintains its accounts in accordance with recognized policies prescribed or permitted by the FPSC and the FERC. These policies conform with U.S. GAAP in all material respects. The use of estimates is inherent in the preparation of financial statements in accordance with U.S. GAAP. Actual results could differ from these estimates.

TEC is a wholly owned subsidiary of TECO Energy, Inc. TEC contains the electric division, and prior to January 1, 2023, also included the natural gas division. Prior to January 1, 2023, intercompany balances and transactions within the divisions have been eliminated in consolidation. TECO Energy is a wholly owned indirect subsidiary of Emera. Therefore, TEC is an indirect, wholly owned subsidiary of Emera.

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

As a regulated utility, TEC must file depreciation and dismantlement studies periodically and receive approval from the FPSC before implementing new depreciation rates. Included in approved depreciation rates is either an implicit net salvage factor or a cost of removal factor, expressed as a percentage. The net salvage factor is principally comprised of two components—a salvage factor and a cost of removal or dismantlement factor. TEC uses current cost of removal or dismantlement factors as part of the estimation method to approximate the amount of cost of removal in accumulated depreciation. The original cost of utility plant retired or otherwise disposed of and the cost of removal or dismantlement, less salvage value, is charged to accumulated depreciation and the accumulated cost of removal reserve reported as a regulatory liability, respectively.

For other property dispositions, the cost and accumulated depreciation are removed from the balance sheet and a gain or loss is recognized.

Property, plant and equipment consisted of the following assets:

(millions)	Estimated Useful Lives	December 31, 2023	December 31, 2022
Electric generation	10-60 years	$6,732	$6,300
Electric transmission	10-75 years	1,182	1,109
Electric distribution	10-60 years	3,609	3,296
Gas transmission and distribution	15-75 years	0	2,567
General plant and other	4-60 years	997	1,020
Total cost		12,520	14,292
Less Tampa Electric accumulated depreciation		(3,443)	(3,158)
Less PGS accumulated depreciation		0	(687)
Tampa Electric construction work in progress		1,151	949
PGS construction work in progress		0	248
Total property, plant and equipment, net		$10,228	$11,644

Depreciation

The provision for total regulated utility plant in service, expressed as a percentage of the original cost of depreciable property, was 3.5%, 3.2% and 3.5% for 2023, 2022 and 2021, respectively. Construction work in progress is not depreciated until the asset is placed in service. TEC's total depreciation expense for the years ended December 31, 2023, 2022 and 2021 was $390 million, $402 million and $408 million, respectively. For the year ended December 31, 2023, 2022 and 2021, Tampa Electric's depreciation expense was $390 million, $359 million and $357 million, respectively.

TEC computes depreciation and amortization using the following methods:

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

Allowance for Funds Used During Construction

AFUDC is a non-cash credit to income with a corresponding charge to utility plant which represents the cost of borrowed funds and a reasonable return on other funds used for construction. The rates used to calculate AFUDC are revised periodically to reflect significant changes in cost of capital. In 2023, 2022 and 2021, Tampa Electric’s rate was 6.07%, 6.00% and 6.46%, respectively. PGS’s rate used to calculate its AFUDC in 2022 and 2021 was 6.00%. Total AFUDC for the years ended December 31, 2023, 2022 and 2021 was $25 million, $46 million and $66 million, respectively.

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

Investment and Production Tax Credits (PTCs)

ITCs have been recorded as deferred credits and are being amortized as reductions to income tax expense as required by regulatory practices. TEC recognizes a reduction of income tax expense for PTCs earned by its eligible solar assets. The PTCs are based on per kwH rate prescribed by applicable federal statutes.

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

Regulated gas revenue

Prior to January 1, 2023, gas revenues, including energy charges, demand charges, basic facilities charges and applicable clauses and riders, were recognized when obligations under the terms of a contract were satisfied. This occurred primarily when gas was delivered to customers over time as the customer simultaneously received and consumed the benefits of the gas. Gas revenues were recognized on an accrual basis and included billed and unbilled revenues. Revenues related to the distribution and sale of gas were recognized at rates approved by the regulator and recorded based on metered usage, which occurred on a periodic, systematic basis, generally monthly. At the end of each reporting period, the gas delivered to customers, but not billed, was estimated and the corresponding unbilled revenue was recognized. PGS’s estimate of unbilled revenue at the end of the reporting period was calculated by estimating the number of therms delivered to customers at the established rate expected to prevail in the upcoming billing cycle. This estimate included assumptions as to the pattern of usage, weather, and inter-period changes to customer classes.

Other

See Accounting for Franchise Fees and Gross Receipts below for the accounting for gross receipts taxes. Sales and other taxes TEC collects concurrent with revenue-producing activities are excluded from revenue.

Revenues and Cost Recovery

Revenues include amounts resulting from cost-recovery clauses which provide for monthly billing charges to reflect increases or decreases in fuel, purchased power, conservation, environmental and storm protection plan costs for Tampa Electric and, prior to January 1, 2023, purchased gas, interstate pipeline capacity, replacement of cast iron/bare steel pipe and conservation costs for PGS. These adjustment factors are based on costs incurred and projected for a specific recovery period. Any over- or under-recovery of costs plus an interest factor are taken into account in the process of setting adjustment factors for subsequent recovery periods. Over-recoveries of costs are recorded as regulatory liabilities, and under-recoveries of costs are recorded as regulatory assets.

Certain other costs incurred by the regulated utilities are allowed to be recovered from customers through prices approved in the regulatory process. These costs are recognized as the associated revenues are recognized.

Receivables and Allowance for Credit Losses

Receivables on the Consolidated Balance Sheets include receivables from contracts with customers, which consist of services to residential, commercial, industrial and other customers, totaling $284 million and $295 million as of December 31, 2023 and 2022, respectively. An allowance for credit losses is established based on TEC’s collection experience and reasonable and supportable forecasts that affect the collectibility of the reported amount. Circumstances that impact estimates of credit losses include, but are not limited to, customer credit issues, fuel prices, customer deposits and general economic conditions. Accounts are reserved in the allowance or written off once they are deemed to be uncollectible.

TEC accrues base revenues for services rendered but unbilled to provide for matching of revenues and expenses (see Note 3). As of December 31, 2023 and 2022, unbilled revenues of $63 million and $82 million, respectively, are included in the “Receivables” line item on TEC’s Consolidated Balance Sheets.

Accounting for Franchise Fees and Gross Receipts Taxes

TEC is allowed to recover certain costs incurred on a dollar-for-dollar basis from customers through rates approved by the FPSC. The amounts included in customers’ bills for franchise fees and gross receipt taxes are included as revenues on the Consolidated Statements of Income. Franchise fees and gross receipt taxes payable are included as an expense on the Consolidated Statements of Income in “Taxes, other than income”. These amounts totaled $139 million, $145 million and $129 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Deferred Charges and Other Assets

Deferred charges and other assets consist primarily of pension assets net of accrued pension liabilities (see Note 5) and right-of-use assets related to operating leases (see Note 13).

Deferred Credits and Other Liabilities

Other deferred credits primarily include accrued other postretirement benefits (see Note 5), MGP environmental remediation liability prior to January 1, 2023 (see Note 8), asset retirement obligations (see Note 12), lease liabilities (see Note 13) and a reserve for auto, general and workers’ compensation liability claims.

TECO Energy and its subsidiaries, including TEC, have a self-insurance program supplemented by excess insurance coverage for the cost of claims whose ultimate value exceeds the company’s retention amounts. TEC estimates its liabilities for auto, general and workers’ compensation using discount rates mandated by statute or otherwise deemed appropriate for the circumstances. Discount rates used in estimating these other self-insurance liabilities at December 31, 2023 and 2022 ranged from 4.00% to 5.99% and 4.00% to 5.78%, respectively.

Derivatives and Hedging Activities

TEC had $1 million and $5 million derivative assets as of December 31, 2023 and 2022, respectively, and $0 and $1 million derivative liabilities as of December 31, 2023 and December 31, 2022, respectively.

TEC’s physical contracts qualify for the NPNS exception to derivative accounting rules, provided they meet certain criteria. Generally, NPNS applies if TEC deems the counterparty creditworthy, if the counterparty owns or controls resources within the proximity to allow for physical delivery of the commodity, if TEC intends to receive physical delivery and if the transaction is reasonable in relation to TEC’s business needs. As of December 31, 2023 and 2022, all of TEC’s physical contracts qualified for the NPNS exception, which was elected.

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

On January 1, 2023, TEC transferred the assets and liabilities of its PGS division into a separate corporation called Peoples Gas System, Inc. (PGSI) pursuant to a Contribution Agreement. This new corporation is a wholly owned subsidiary of a newly formed gas operations holding company, TECO Gas Operations, Inc., a wholly owned subsidiary of TECO Energy. On January 1, 2023, the assets, liabilities, and equity that had been recorded in the books of PGS were transferred from TEC to the newly formed PGSI at book value in a tax-free transaction. PGSI issued 100 shares of common stock to TEC related to the transfer of PGS, which were subsequently distributed to TECO Energy, Inc. and then contributed to TECO Gas Operations, Inc. This is a transaction between entities under common control; therefore, TEC did not recognize a gain or loss on the transaction. TEC is not required to recast its prior period financial statements and disclosures to exclude PGS prior to January 1, 2023. The TEC Consolidated Statement of Cash Flows for the year ended December 31, 2023 does not include the non-cash impact of separating the PGS assets, liabilities and equity from TEC on January 1, 2023 and excludes PGS’s opening cash balance.

The impact of the separation of PGS from TEC on the Consolidated Statements of Capital for the year ended December 31, 2023 was $992 million, which represents the net assets of PGS transferred as of January 1, 2023. TEC recorded $121 million to retained earnings, which was the retained earnings of PGS as of January 1, 2023, and the remainder of $871 million was recorded to additional paid in capital, which is presented with common stock.

Prior to the separation, as a division of TEC, PGS had received an allocation of outstanding unsecured notes and outstanding short-term borrowings issued by TEC. The obligations related to these combined borrowings were reflected in an affiliate loan agreement between TEC and PGS. The initial obligation of PGS under the loan agreement at January 1, 2023 was a term loan in the principal amount of $670 million and a revolving loan in the principal amount of $66 million. The maturity date for both was December 29, 2023. On December 20, 2023, PGS repaid Tampa Electric the outstanding principal amount of the term loan and revolving loan of $670 million and $286 million, respectively, plus outstanding interest. The repayment terminates the affiliate loan agreement and Tampa Electric will no longer provide capital for the operations of PGS. See Note 6 for further information.

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

2. New Accounting Pronouncements

TEC considers the applicability and impact of all ASUs issued by the FASB. TEC was not required to and did not adopt any new ASUs in 2023. The following update has been issued by FASB, but have not yet been adopted by TEC. Any ASUs not included below were assessed and determined to be either not applicable to TEC or have insignificant impact on the consolidated financial statements.

Reportable Segment Disclosures

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures. The change in the standard improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The changes improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision-useful financial analyses. The guidance will be effective for annual reporting periods beginning after December 15, 2023, and for interim periods beginning after December 15, 2024. Early adoption is permitted. The standard will be applied retrospectively. TEC is currently evaluating the impact of adoption of the standard on its consolidated financial statements.

Income Tax Disclosures

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The standard enhances the transparency, decision usefulness and effectiveness of income tax disclosures by requiring consistent categories and greater disaggregation of information in the reconciliation of income taxes computed using the enacted statutory income tax rate to the actual income tax provision and effective income tax rate, as well as the disaggregation of income taxes paid (refunded) by jurisdiction. The standard also requires disclosure of income (loss) before provision for income taxes and income tax expense (benefit) in accordance with U.S. Securities and Exchange Commission (SEC) Regulation S-X 210.4-08(h), Rules of General Application – General Notes to Financial Statements: Income Tax Expense, and the removal of disclosures no longer considered cost beneficial or relevant. The guidance will be effective for annual reporting periods beginning after December 15, 2024, and interim periods within annual reporting periods beginning after December 15, 2025. Early adoption is permitted. The standard will be applied on a prospective basis, with retrospective application permitted. TEC is currently evaluating the impact of adoption of the standard on its consolidated financial statements.

3. Regulatory

Tampa Electric’s retail business and PGS are regulated by the FPSC. Tampa Electric is also subject to regulation by the FERC in various respects, including wholesale power sales, certain wholesale power purchases, transmission and ancillary services and accounting practices. The FPSC sets rates based on a cost of service methodology which allows utilities to collect total revenues (revenue requirements) equal to their prudently incurred cost of providing service or products, plus a reasonable return on equity invested or assets. As a result, Tampa Electric and PGS qualify for the application of accounting guidance for certain types of regulation. This guidance recognizes that the actions of a regulator can provide reasonable assurance of the existence of an asset or liability. Regulatory assets and liabilities arise as a result of a difference between U.S. GAAP and the accounting principles imposed by the regulatory authorities. Regulatory assets generally represent incurred costs that have been deferred, as their future recovery in customer rates is probable. Regulatory liabilities generally represent obligations to make refunds to customers from previous collections for costs that are not likely to be incurred. In addition to regulatory assets and regulatory liabilities, rate regulation impacts other financial statement balances and activity, including, but not limited to, property, plant, and equipment, revenues, and expenses.

Tampa Electric Base Rates

Tampa Electric’s results for 2021 reflected an amended and restated settlement agreement, approved by the FPSC on November 6, 2017, that replaced the previous 2013 base rate settlement agreement and extended it another four years through 2021. The agreement provided for Tampa Electric’s allowed regulatory ROE to be a mid-point of 10.25% with a range of plus or minus 1%. Under the agreement, the allowed equity in the capital structure was 54% from investor sources of capital. The amended agreement provided for SoBRAs for Tampa Electric’s substantial investments in solar generation. Tampa Electric invested approximately $850 million in these solar projects during 2017 to 2021 and accrued AFUDC during construction. The agreement included a sharing provision that allowed customers to benefit from 75% of any cost savings for projects below $1,500/kWac. The 2017 settlement agreement further contained a provision related to tax reform. An asset optimization provision that allows Tampa Electric to share in the savings for optimization of its system once certain thresholds are achieved is also included. Additionally, Tampa Electric agreed to a financial hedging moratorium for natural gas ending on December 31, 2022 and that it will make no investments in gas reserves.

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

On August 16, 2023, Tampa Electric filed a petition to implement the 2024 Generation Base Rate Adjustment provisions pursuant to the 2021 Settlement Agreement. Inclusive of Tampa Electric’s ROE adjustment, the increase of $22 million was approved by the FPSC and the order reflecting such approval was issued on November 17, 2023, effective in January 2024.

On February 1, 2024, Tampa Electric notified the FPSC of its intent to seek a base rate increase, reflecting a revenue requirement increase of approximately $290 to $320 million, effective in January 2025, and additional adjustments of approximately $100 million and $70 million for 2026 and 2027, respectively. Tampa Electric’s proposed rates include recovery of solar generation projects, energy storage capacity, a more resilient and modernized energy control center, and numerous other resiliency and reliability projects. The filing range amounts are estimates until Tampa Electric completes its analysis and files the case in April 2024. The FPSC will hear the case in the third quarter of 2024 with a decision expected by the end of 2024.

Tampa Electric Big Bend Modernization Project

Tampa Electric invested $876 million, including $91 million of AFUDC, during 2018 through 2022 to modernize the Big Bend Power Station. The Big Bend modernization project repowered Big Bend Unit 1 with natural gas combined-cycle technology and eliminated coal as this unit’s fuel. As part of the Big Bend modernization project, Tampa Electric retired the Unit 1 components that will not be used in the modernized plant in 2020 and Big Bend Unit 2 in 2021. Tampa Electric retired Big Bend Unit 3 in 2023 as it is in the best interest of customers from economic, environmental risk and operational perspectives.

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

Tampa Electric’s Settlement Agreement provided recovery for the Big Bend modernization project in two phases. The first phase was a revenue increase to cover the costs of the assets in service during 2022, among other items. The remainder of the project costs was recovered as part of the 2023 subsequent year adjustment. The Settlement Agreement also included a new charge to recover the remaining costs of the retiring Big Bend coal generation assets, Units 1 through 3, which will be spread over 15 years and will survive the term of the Settlement Agreement. The special capital recovery schedule for all three units was applied beginning January 1, 2022.

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

In September 2022, Tampa Electric was impacted by Hurricane Ian. Total storm restoration costs were $129 million, with $121 million charged to the storm reserve. Restoration costs charged to the storm reserve exceeded the storm reserve balance and this amount was deferred to be collected from customers in subsequent periods. In November 2022, Tampa Electric incurred costs of approximately $2 million related to Hurricane Nicole. In January 2023, Tampa Electric petitioned the FPSC for recovery of costs associated with Hurricanes Ian and Nicole that exceeded the reserve, $10 million of storm restoration costs charged to the reserve since 2018, and the replenishment of the balance in the reserve to the $56 million level that existed as of October 31, 2013 for a total of approximately $131 million. The storm cost recovery surcharge was approved by the FPSC on March 7, 2023, and Tampa Electric began applying the surcharge on April 2023 bills. Subsequently, on November 9, 2023, the FPSC approved Tampa Electric’s petition filed on August 16, 2023 to update the total storm cost collection from $129 million to approximately $134 million and change the collection of the expected remaining balance of approximately $29 million as of December 31, 2023, from over the first three months of 2024 to over the 12 months of 2024. The storm recovery is subject to review of the underlying costs for prudency and accuracy by the FPSC and issuance of an order by the FPSC is expected to occur by the third quarter of 2024.

In September 2023, Tampa Electric was impacted by Hurricane Idalia. The related storm restoration costs were approximately $35 million, which were charged to the storm reserve regulatory asset and not included in the petition above. Tampa Electric will determine the timing of the request for recovery of Hurricane Idalia costs at a future time.

PGS Base Rates

PGS’s results for 2022 and 2021 reflected a rate case settlement agreement filed by PGS and OPC and approved by the FPSC on November 19, 2020. The settlement agreement provides for an increase in base rates by $58 million annually effective January 2021, which is a $34 million increase in revenue and $24 million increase of revenues previously recovered through the cast iron and bare steel replacement rider. This settlement agreement includes an allowed regulatory ROE range of 8.90% to 11.00% with a 9.90% midpoint, including the ability to reverse a total of $34 million of accumulated depreciation through 2023. During 2022, PGS reversed $14 million of the $34 million accumulated depreciation. No amounts were reversed prior to 2022.

Regulatory Assets and Liabilities

Details of the regulatory assets and liabilities are presented in the following table:

Regulatory Assets and Liabilities

	December 31,	December 31,
(millions)	2023	2022
Regulatory assets:
Regulatory tax asset (1)	$112	$124
Cost-recovery clauses (2)	94	525
Capital cost recovery for early retired assets (3)	507	497
Environmental remediation (4)	0	20
Postretirement benefits (5)	236	272
Storm reserve (6)	7	76
Other	32	38
Total regulatory assets	988	1,552
Less: Current portion	161	361
Long-term regulatory assets	$827	$1,191
Regulatory liabilities:
Regulatory tax liability (7)	$477	$601
Cost-recovery clauses - deferred balances (2)	20	30
Accumulated reserve—cost of removal (8)	271	498
Other	27	11
Total regulatory liabilities	795	1,140
Less: Current portion	94	85
Long-term regulatory liabilities	$701	$1,055
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
(4)
This asset was related to PGS costs associated with environmental remediation primarily at MGP sites. See Note 1 for information regarding the separation of PGS from TEC.
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

Inflation Reduction Act

On August 16, 2022, the Inflation Reduction Act was signed into legislation and includes numerous tax incentives for clean energy, such as the extension and modification of existing investment and production tax credits for projects placed in service through 2024, the expansion of ITC for energy storage technology beginning 2023 and introduces new technology-neutral clean energy related credits beginning in 2025. TEC has determined that electing production tax credits for its solar plants placed in service in 2022 and 2023 will be more beneficial for customers compared to ITCs and has recorded a regulatory liability in recognition of its obligation to pass the tax benefits to customers of $23 million and $7 million as of December 31, 2023 and 2022, respectively.

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

In 2023, 2022 and 2021, TEC recorded net tax provisions of $87 million, $121 million and $80 million, respectively.

Income tax expense consists of the following components:

Income Tax Expense (Benefit)

(millions)
For the year ended December 31,	2023	2022	2021
Current income taxes
Federal	$84	$(13)	$48
State	25	(3)	4
Deferred income taxes
Federal	(19)	105	24
State	5	38	13
Investment tax credits amortization	(8)	(6)	(9)
Total income tax expense	$87	$121	$80

During 2022, TEC increased its net operating loss carryforward. Total current income tax expense for the year ended December 31, 2022, was reduced by $59 million to reflect the benefits of operating loss carryforwards.

For the three years presented, the overall effective tax rate differs from the U.S. federal statutory rate as presented below:

Effective Income Tax Rate

(millions)
For the year ended December 31,	2023	2022	2021
Income before provision for income taxes	$553	$661	$526
Federal statutory income tax rates	21%	21%	21%
Income taxes, at statutory income tax rate	116	139	110
Increase (decrease) due to
State income tax, net of federal income tax	23	27	13
Excess deferred tax amortization	(25)	(25)	(26)
ITC amortization	(8)	(6)	(9)
AFUDC-equity	(4)	(7)	(9)
Production Tax Credits	(15)	(6)	0
Other Tax credits	(4)	(3)	(3)
Other	4	2	4
Total income tax expense on consolidated statements of income	$87	$121	$80
Income tax expense as a percent of income before income taxes	15.7%	18.3%	15.2%

Deferred Income Taxes

Deferred taxes result from temporary differences in the recognition of certain liabilities or assets for tax and financial reporting purposes. The principal components of TEC’s deferred tax assets and liabilities recognized in the balance sheet are as follows:

(millions)
As of December 31,	2023	2022
Deferred tax liabilities (1)
Property related	$1,227	$1,318
Deferred fuel	23	133
Pension and postretirement benefits	100	111
Insurance reserves	0	15
Total deferred tax liabilities	1,350	1,577
Deferred tax assets (1)
Loss and credit carryforwards (2)	383	408
Medical benefits	19	24
Insurance reserves	1	0
Pension and postretirement benefits	49	57
Capitalized energy conservation assistance costs	0	23
Other	18	20
Total deferred tax assets	470	532
Total deferred tax liability, net	$880	$1,045
(1)
Certain property related assets and liabilities have been netted. At December 31, 2022, PGS total deferred tax liabilities and deferred tax assets were $213 million and $37 million, respectively, with the majority of the balances related to property and capitalized energy conservation assistance costs.
(2)
Deferred tax assets for net operating loss and tax credit carryforwards have been reduced by unrecognized tax benefits of $10 million and $9 million at December 31, 2023 and 2022, respectively.

The expiration of TEC's tax credits and NOL carryforwards are as follows:

(millions)	December 31, 2023	Expiration Year
General business credits	$324	2027-2043
Federal NOL carryforwards	135	2037
Federal NOL carryforwards (1)	199	indefinite
State NOL carryforwards (1)	305	indefinite
Total tax credits and NOL carryforwards	$963
(1)
Indefinite carryforward for Federal NOLs and NOLs for states that have adopted the U.S. Tax Cuts and Jobs Act of 2017 provisions, generated in tax years beginning after December 31, 2017.

TEC has unused general business credits of $324 million expiring between 2027 and 2043, of which $266 million relate to ITCs expiring between 2034 and 2043. As a result of TECO Energy's merger with Emera in 2016, TECs NOLs and credits will be utilized by EUSHI, in accordance with the benefits-for-loss allocation which provide that tax attributes are utilized by the consolidated tax return group of EUSHI.

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

The following table provides details of the change in unrecognized tax benefits as follows:

(millions)	2023	2022	2021
Balance at January 1,	$9	$6	$9
Increases due to tax positions related to prior year	0	2	1
Increases due to tax positions related to current year	1	1	1
Decreases due to settlements with tax authorities	0	0	(5)
Balance at December 31,	$10	$9	$6

As of December 31, 2023 and 2022, TEC’s uncertain tax positions for federal R&D tax credits were $10 million and $9 million, respectively, all of which was recorded as a reduction of deferred income tax assets for tax credit carryforwards. TEC’s unrecognized federal tax benefits decreased in 2021 by approximately $5 million due to the resolution of its 2016 federal tax credits issue with IRS Appeals. The settlement of the federal R&D credits audit did not impact the effective tax rate during 2021. The unrecognized tax benefits, if recognized, would reduce TEC’s effective tax rate.

TEC recognizes interest accruals related to uncertain tax positions in “Other income” or “Interest expense”, as applicable, and penalties in “Operation and maintenance expense” in the Consolidated Statements of Income. In 2023, 2022 and 2021, TEC did not recognize any pre-tax charges (benefits) for interest. Additionally, TEC did not have any accrued interest or amounts recorded for penalties at December 31, 2023, 2022 and 2021.

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

5. Employee Postretirement Benefits

Pension Benefits

TEC is a participant in the retirement plans of TECO Energy, including a qualified, non-contributory defined benefit retirement plan that covers substantially all employees. Benefits are based on the employees’ age, years of service and final average earnings. Where appropriate and reasonably determinable, the portion of expenses, income, gains or losses allocable to TEC are presented. Otherwise, such amounts presented reflect the amount allocable to all participants of the TECO Energy retirement plans.

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

TECO Energy has made a change to the postretirement health plan to replace the pharmacy services provider. The change was treated as a plan amendment and the plan was remeasured as of September 30, 2023. See "Plan Amendments" line item in the "Obligations and Plan Assets" table below.

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

TECO Energy	Pension Benefits		Other Benefits (2)
Obligations and Funded Status
(millions)	2023	2022	2023	2022
Change in benefit obligation
Benefit obligation at beginning of year	$666	$850	$142	$200
Service cost	15	18	1	2
Interest cost	35	23	7	5
Plan participants’ contributions	0	0	4	4
Benefits paid	(59)	(79)	(19)	(19)
Actuarial loss (gain)	27	(142)	7	(50)
Plan amendments	0	0	(10)	0
Plan settlements (3)	(6)	(4)	0	0
Benefit obligation at end of year	$678	$666	$132	$142

Change in plan assets
Fair value of plan assets at beginning of year	$650	$924	$0	$0
Actual gain (loss) return on plan assets	78	(214)	0	0
Employer contributions	16	18	0	0
Employer direct benefit payments	7	5	15	15
Plan participants’ contributions	0	0	4	4
Benefits paid	(58)	(78)	0	0
Direct benefit payments	(1)	(1)	(19)	(19)
Plan settlements (3)	(6)	(4)	0	0
Fair value of plan assets at end of year (1)	$686	$650	$0	$0
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

Increases in the benefit obligation for the period ended December 31, 2023 are the result of decreases in the discount rate used to calculate the benefit obligation and the updating of the salary assumption as the result of an experience study performed during the year.

At December 31, the aggregate financial position for TECO Energy pension plans and Florida-based other postretirement plans with projected benefit obligations and accumulated projected benefit obligations in excess of plan assets was as follows:

TECO Energy	Pension Benefits		Other Benefits (1)
Funded Status
(millions)	2023	2022	2023	2022
Benefit obligation (PBO/APBO)	$678	$666	$132	$142
Less: Fair value of plan assets	686	650	0	0
Funded status at end of year	$8	$(16)	$(132)	$(142)
(1)
Represent amounts for TECO Energy’s Florida-based other postretirement benefit plan.

The accumulated benefit obligation for TECO Energy consolidated defined benefit pension plans was $642 million at December 31, 2023 and $634 million at December 31, 2022.

The amounts recognized in TEC’s Consolidated Balance Sheets for pension and other postretirement benefit obligations and plan assets at December 31 were as follows:

TEC	Pension Benefits		Other Benefits
Amounts recognized in balance sheet
(millions)	2023	2022	2023	2022
Noncurrent assets	$10	$0	$0	$0
Accrued benefit costs and other current liabilities	0	(7)	(10)	(12)
Deferred credits and other liabilities	(1)	(9)	(99)	(121)
	$9	$(16)	$(109)	$(133)

Unrecognized gains and losses and prior service credits and costs are recorded in regulatory assets for TEC. The following table provides a detail of the unrecognized gains and losses and prior service credits and costs.

TEC	Pension Benefits		Other Benefits
Amounts recognized in regulatory assets
(millions)	2023	2022	2023	2022
Net actuarial loss	$207	$242	$29	$30
Amount recognized	$207	$242	$29	$30

Assumptions used to determine benefit obligations at December 31:

	Pension Benefits		Other Benefits
	2023	2022	2023	2022
Discount rate	5.27%	5.55%	5.28%	5.53%
Rate of compensation increase	4.42%	3.79%	4.42%	3.79%
Healthcare cost trend rate
Immediate rate	n/a	n/a	6.09%	6.39%
Ultimate rate	n/a	n/a	4.00%	4.00%
Year rate reaches ultimate trend rate	n/a	n/a	2047	2047

The discount rate assumption used to determine the December 31, 2023 and 2022 benefit obligation was based on a cash flow matching technique that matches yields from high-quality (AA-rated, non-callable) corporate bonds to TECO Energy’s projected cash flows for the plans to develop a present value that is converted to a discount rate assumption.

Amounts recognized in Net Periodic Benefit Cost, OCI and Regulatory Assets

TECO Energy	Pension Benefits			Other Benefits (1)
	2023	2022	2021	2023	2022	2021
(millions)
Service cost	$15	$18	$19	$1	$2	$2
Interest cost	35	23	21	7	5	5
Expected return on plan assets	(54)	(51)	(52)	0	0	0
Amortization of:
Actuarial loss	5	17	24	0	3	4
Prior service cost	0	0	0	(2)	(2)	(2)
Settlement loss (2)	2	2	0	0	0	0
Net periodic benefit cost	$3	$9	$12	$6	$8	$9

Net loss (gain) arising during the year (includes curtailment gain)	2	123	(56)	7	(50)	(5)
Prior service cost	$0	$0	$0	$(11)	$0	$0
Amounts recognized as component of net periodic benefit cost:
Amortization or curtailment recognition of prior service credit	0	0	0	3	2	2
Amortization or settlement of actuarial loss	(7)	(19)	(23)	0	(3)	(4)
Total recognized in OCI and regulatory assets	$(5)	$104	$(79)	$(1)	$(51)	$(7)
Total recognized in net periodic benefit cost, OCI and regulatory assets	$(2)	$113	$(67)	$5	$(43)	$2
(1)
Represents amounts for TECO Energy’s Florida-based other postretirement benefit plan
(2)
Represents TECO Energy’s SERP and Restoration settlement charges as a result of the retirement of certain executives. These charges did impact TEC’s financial statements.

TEC’s portion of the net periodic benefit costs for pension benefits was $1 million, $8 million and $10 million for 2023, 2022 and 2021, respectively. Tampa Electric’s portion of the net periodic benefit costs for pension benefits was $1 million, $4 million and $7 million for 2023, 2022 and 2021, respectively. TEC’s portion of the net periodic benefit costs for other benefits was $5 million, $9 million and $11 million for 2023, 2022 and 2021, respectively. Tampa Electric’s portion of the net periodic benefit costs for other benefits was $5 million, $8 million and $9 million for 2023, 2022 and 2021, respectively. Net periodic benefit costs for pension and other benefits is included as an expense on the Consolidated Statements of Income in “Operations & maintenance”.

Assumptions used to determine net periodic benefit cost for years ended December 31:

	Pension Benefits			Other Benefits
	2023	2022	2021	2023	2022	2021
Discount rate (1)	4.19%-5.55%	2.77%	2.37%	5.53%-6.14%	2.84%	2.47%
Expected long-term return on plan assets	7.05%	6.50%	6.70%	n/a	n/a	n/a
Rate of compensation increase	3.79%	3.05%	3.08%	3.79%	3.04%	3.07%
Healthcare cost trend rate
Initial rate	n/a	n/a	n/a	6.39%	5.61%	5.74%
Ultimate rate	n/a	n/a	n/a	4.00%	4.00%	4.50%
Year rate reaches ultimate trend rate	n/a	n/a	n/a	2047	2045	2038
(1)
Discount rate range is the result of remeasurements that occurred in 2023.

The discount rate assumption used to determine the benefit cost for 2023, 2022 and 2021 was based on the same technique that was used to determine the December 31, 2023 and 2022 benefit obligation as discussed above.

The expected return on assets assumption was based on historical returns, fixed income spreads and equity premiums consistent with the portfolio and asset allocation. A change in asset allocations could have a significant impact on the expected return on assets. Additionally, expectations of long-term inflation, real growth in the economy and a provision for active management and expenses paid were incorporated in the assumption. For the year ended December 31, 2023, TECO Energy’s pension plan’s actual return was approximately 14.7%.

The compensation increase assumption was based on the same underlying expectation of long-term inflation together with assumptions regarding real growth in wages and company-specific merit and promotion increases.

Pension Plan Assets

Pension plan assets are invested in a mix of equity and fixed-income securities. TECO Energy’s investment objective is to obtain above-average returns while minimizing volatility of expected returns and funding requirements over the long term. TECO Energy’s strategy is to hire proven managers and allocate assets to reflect a mix of investment styles, emphasize preservation of principal to minimize the impact of declining markets, and stay fully invested except for cash to meet benefit payment obligations and plan expenses.

TECO Energy	2023 Target Allocation	2022 Target Allocation	Actual Allocation, End of Year
Asset Category			2023	2022
Cash and cash equivalents	0%-10%	n/a	3%	n/a
Equity securities	48%-68%	50%-70%	57%	58%
Fixed income securities	29%-49%	30%-50%	40%	42%
Total	100%	100%	100%	100%

TECO Energy reviews the plan’s asset allocation periodically and re-balances the investment mix to maximize asset returns, optimize the matching of investment yields with the plan’s expected benefit obligations, and minimize pension cost and funding. TECO Energy will continue to monitor the matching of plan assets with plan liabilities over the long term.

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

Pension Plan Investments

TECO Energy	At Fair Value as of December 31, 2023
(millions)
	Level 1	Level 2	Level 3	Using NAV (1)	Total
Cash	$(1)	$0	$0	$0	$(1)
Accounts receivable	3	0	0	0	3
Accounts payable	(10)	0	0	0	(10)
Short-term investment funds (STIFs)	24	0	0	0	24
Common stock	1	0	0	0	1
Real estate investment trusts (REITs)	3	0	0	0	3
Mutual funds	38	0	0	0	38
Municipal bonds	0	2	0	0	2
Government bonds	0	108	0	0	108
Corporate bonds	0	57	0	0	57
Long futures	5	0	0	0	5
Short Sales	0	(1)	0	0	(1)
Investments not utilizing the practical expedient	63	166	0	0	229
Common and collective trusts (1)	0	0	0	443	443
Mutual fund (1)	0	0	0	14	14
Total investments	$63	$166	$0	$457	$686
(1)
In accordance with accounting standards, certain investments that are measured at fair value using the net asset value per share practical expedient have not been classified in the fair value hierarchy. The fair value amounts in this table are to permit reconciliation of the fair value hierarchy to amounts presented in the TECO Energy fair value of plan assets.

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

(1)
In accordance with accounting standards, certain investments that are measured at fair value using the net asset value per share practical expedient have not been classified in the fair value hierarchy. The fair value amounts in this table are to permit reconciliation of the fair value hierarchy to amounts presented in the TECO Energy fair value of plan assets.

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
•
The primary pricing input in determining the fair value of the mutual fund utilizing the practical expedient is its NAV. It is an unregistered open-end mutual fund. The fund holds primarily corporate bonds, debt securities and other similar instruments issued by U.S. and non-U.S. public- or private-sector entities. The fund may purchase or sell securities on a when-issued basis. These transactions are made conditionally because a security has not yet been issued in the market, although it is authorized. A commitment is made regarding these transactions to purchase or sell securities for a predetermined price or yield, with payment and delivery taking place beyond the customary settlement period. Since this mutual fund is an open-end mutual fund and the prices are not published to an external source, it uses NAV as a practical expedient. The redemption frequency is daily. The redemption notice period is the same day. There were no unfunded commitments as of December 31, 2023.
•
The common collective trusts are private funds valued at NAV. The NAVs are calculated based on bid prices of the underlying securities. Since the prices are not published to external sources, NAV is used as a practical expedient. Certain funds invest primarily in equity securities of domestic and foreign issuers while others invest in long duration U.S. investment-grade fixed income assets and seeks to increase return through active management of interest rate and credit risks. The redemption frequency of the funds ranges from daily to weekly and the redemption notice period ranges from 1 business day to 30 business days. There were no unfunded commitments as of December 31, 2023.
•
Treasury bills are valued using benchmark yields, reported trades, broker dealer quotes, and benchmark securities.
•
Futures are valued using futures data, cash rate data, swap rates, and cash flow analyses.

Additionally, the non-qualified SERP had $4 million and $8 million of assets as of December 31, 2023 and 2022, respectively. Since the plan is non-qualified, its assets are included in the “Deferred charges and other assets” line item in the Consolidated Balance Sheets rather than being netted with the related liability. The non-qualified trust holds investments in a money market fund. The fund is an open-end investment, resulting in a readily-determinable fair value. Additionally, shares may be redeemed any business day at the NAV calculated after the order is accepted. The NAV is validated with purchases and sales at NAV. These factors make it a level 1 asset. The SERP was fully funded as of December 31, 2023 and 2022.

Other Postretirement Benefit Plan Assets

There are no assets associated with TECO Energy’s Florida-based other postretirement benefits plan.

Contributions

The qualified pension plan’s actuarial value of assets, including credit balance, was 107.24% of the Pension Protection Act funded target as of January 1, 2023 and is estimated at 111.50% of the Pension Protection Act funded target as of January 1, 2024.

TECO Energy’s policy is to fund the qualified pension plan at or above amounts determined by its actuaries to meet ERISA guidelines for minimum annual contributions. TEC’s contribution is first set equal to its service cost. If a contribution in excess of service cost for the year is made, TEC’s portion is based on TEC’s proportion of the TECO Energy unfunded liability. TECO Energy made contributions to this plan in 2023, 2022 and 2021, which met the minimum funding requirements for 2023, 2022 and 2021. TEC’s portion of the contribution in 2023 was $10 million, in 2022 was $15 million and in 2021 was $17 million. Tampa Electric’s portion of the contribution was $10 million in 2023, $12 million in 2022 and $14 million 2021. These amounts are reflected in the “Other” line on the Consolidated Statements of Cash Flows. Tampa Electric estimates its portion of the 2024 contribution to be $10 million. The amount TECO Energy expects to contribute is in excess of the minimum funding required under ERISA guidelines.

TEC’s portion of the contributions to the SERP in 2023, 2022 and 2021 was zero. Since the SERP is fully funded, TECO Energy does not expect to make significant contributions to this plan in 2024. TEC made SERP payments of approximately $5 million, $2 million and $1 million from the trust in 2023, 2022 and 2021, respectively.

The other postretirement benefits are funded annually to meet benefit obligations. TECO Energy’s contribution toward health care coverage for most employees who retired after the age of 55 between January 1, 1990 and June 30, 2001 is limited to a defined dollar benefit based on service. TECO Energy’s contribution toward pre-65 and post-65 health care coverage for most employees retiring on or after July 1, 2001 is limited to a defined dollar benefit based on an age and service schedule. In 2024, Tampa Electric expects to make a contribution of approximately $10 million. Postretirement benefit levels are substantially unrelated to salary.

Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Expected Benefit Payments

TECO Energy		Other
(including projected service and net of employee contributions)	Pension	Postretirement
	Benefits	Benefits
(millions)
2024	$76	$12
2025	67	12
2026	66	12
2027	66	12
2028	65	11
2029-2033	295	51

Defined Contribution Plan

TECO Energy has a defined contribution savings plan covering substantially all employees of TECO Energy and its subsidiaries that enables participants to save a portion of their compensation up to the limits allowed by IRS guidelines. TECO Energy and its subsidiaries match 75% of the first 6% of the participant’s payroll savings deductions. Effective January 1, 2017, the employer matching contributions increased from 70% to 75% with an additional incentive match of up to 25% of eligible participant contributions based on the achievement of certain operating company financial goals. For the years ended December 31, 2023, 2022 and 2021, TEC’s portion of expense totaled $18 million, $22 million and $22 million, respectively, related to the matching contributions made to this plan. Tampa Electric’s portion of expense totaled $18 million, $19 million and $18 million, respectively, related to the matching contributions made to this plan. The expense related to the matching contribution is included on the Consolidated Statements of Income in “Operations & maintenance”.

Effective October 21, 2019, TECO Energy amended the defined contribution plan such that certain participants covered by the IBEW collective bargaining agreement shall not be eligible to participate in the plan for purposes of receiving the fixed matching contribution. This has been replaced with a non-elective employer contribution on a bi-weekly basis equal to a percentage of the member’s compensation for that period based on years of tenure of employment. For the years ended December 31, 2023, 2022 and 2021, Tampa Electric recognized expense totaling $10 million, $10 million and $10 million, respectively, related to the contributions made to this plan. The expense related to this contribution is included on the Consolidated Statements of Income in “Operations & maintenance”.

6. Short-Term Debt

Credit Facilities

	December 31, 2023				December 31, 2022
		Borrowings	Borrowings	Letters		Borrowings	Borrowings	Letters
	Credit	Outstanding -	Outstanding -	of Credit	Credit	Outstanding -	Outstanding -	of Credit
(millions)	Facilities	Credit Facilities (1)	Commercial Paper (1)	Outstanding	Facilities	Credit Facilities (1)	Commercial Paper (1)	Outstanding
5-year facility (2)	$800	$0	$706	$1	$800	$0	$619	$1
1-year term facility (3)	0	0	0	0	400	400	0	0
1-year term facility (4)	200	0	0	0	0	0	0	0
1-year term facility (5)	200	0	0	0	0	0	0	0
Total	$1,200	$0	$706	$1	$1,200	$400	$619	$1
(1)
Borrowings outstanding are reported as notes payable in the Consolidated Balance Sheets.
(2)
This 5-year facility matures on December 17, 2026. TEC also has an active commercial paper program for up to $800 million, of which the full amount outstanding is backed by TEC’s credit facility. The amount of commercial paper issued results in an equal amount of its credit facility being considered drawn and unavailable. On January 30, 2024, TEC completed a sale of $500 million aggregate principal amount of 4.90% Notes due March 1, 2029. TEC used the net proceeds from this offering for the repayment of a portion of the borrowings outstanding under the 5-year credit facility. Therefore, $497 million of borrowings outstanding under the 5-year credit facility were reclassified as long-term debt on the Consolidated Balance Sheet as of December 31, 2023.

(3)
This 1-year term facility was set to mature on December 16, 2022. On December 13, 2022, TEC extended the maturity date to December 13, 2023, at which time the facility terminated.
(4)
On March 1, 2023, TEC entered into a 1-year term facility that matures on February 28, 2024.
(5)
On April 3, 2023, TEC entered into a 1-year term facility that matures on April 1, 2024.

At December 31, 2023, these credit facilities required a commitment fee of 12.5 basis points. The weighted-average interest rate on borrowings outstanding under the credit facilities and commercial paper at December 31, 2023 and 2022 was 5.68% and 5.00%, respectively.

On January 1, 2023, TEC transferred the assets and liabilities of its PGS division into a separate corporation called PGSI pursuant to a Contribution Agreement. Prior to the separation, as a division of TEC, PGS had received an allocation of outstanding unsecured notes and outstanding short-term borrowings issued by TEC. The obligations related to these combined borrowings were reflected in an affiliate loan agreement between Tampa Electric and PGS. The initial obligation of PGS under the loan agreement at January 1, 2023 was a term loan in the principal amount of $670 million and a revolving loan in the principal amount of $66 million. The maturity date for both was December 29, 2023. On December 20, 2023, PGS repaid Tampa Electric the outstanding principal amount of the term loan and revolving loan of $670 million and $286 million, respectively, plus outstanding interest. The repayment terminates the affiliate loan agreement and Tampa Electric will no longer provide capital for the operations of PGS.

In December 2023, Tampa Electric used the proceeds of the PGS repayment in part to repay $400 million in credit facility borrowings, the $195 million note payable to TECO Energy and $149 million of the commercial paper borrowed under the 5-year term facility.

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

TEC Term Loan

On April 3, 2023, TEC entered into a 364-day, $200 million senior unsecured revolving loan credit facility with a group of banks. The credit facility has a maturity date of April 1, 2024. The credit agreement contains customary representations and warranties, events of default, and financial and other covenants; and provides for interest to accrue at variable rates based on either the term SOFR, Wells Fargo’s prime rate, the federal funds rate or the one-month secured overnight financing rate, plus a margin.

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

TEC Term Loan

On December 13, 2022, TEC extended the maturity date of its $500 million credit agreement that was set to mature on December 16, 2022 and reduced the amount of the loan to $400 million. The credit agreement has a maturity date of December 13, 2023; contains customary representations and warranties, events of default, and financial and other covenants; and provides for interest to accrue at variable rates based on either the term secured overnight financing rate (SOFR), Wells Fargo Bank’s prime rate, or the federal funds rate, plus a margin. On November 24, 2023, TEC repaid the facility. On December 13, 2023, the facility terminated.

5-Year Credit Facility

On December 17, 2021, TEC amended and restated its $800 million bank credit facility, entering into a Seventh Amended and Restated Credit Agreement. The amendment extended the maturity date of the credit facility from March 22, 2023 to December 17, 2026 (subject to further extension with the consent of each lender); and provided for an interest rate based on either the London interbank deposit rate, Wells Fargo Bank’s prime rate, or the federal funds rate, plus a margin; allows TEC to borrow funds on a same-day basis under a swingline loan provision, which loans mature on the fourth banking day after which any such loans are made and bear interest at an interest rate as agreed by the borrower and the relevant swingline lender prior to the making of any such loans; continues to allow TEC to request the lenders to increase their commitments under the credit facility by up to $100 million in the aggregate; and made other technical changes. On April 3, 2023, TEC amended the agreement to replace the London interbank deposit rate with the SOFR.

7. Long-Term Debt

A substantial part of Tampa Electric’s tangible assets are pledged as collateral to secure its first mortgage bonds. There are currently no bonds outstanding under Tampa Electric’s first mortgage bond indenture, and Tampa Electric could cause the lien associated with this indenture to be released at any time.

TEC 4.90% Notes due 2029

On January 30, 2024, TEC completed a sale of $500 million aggregate principal amount of 4.90% Notes due March 1, 2029 (the 2029 Notes). Prior to February 1, 2029, in the case of the 2029 Notes, TEC may redeem all or any part of such series of Notes at its option at a redemption price equal to the greater of (i) the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted to the redemption date on a semi-annual basis at the Treasury Rate plus 15 basis points less interest accrued to the date of redemption or (ii) 100% of the principal amount of the notes to be redeemed, plus, in either case, accrued and unpaid interest thereon to the redemption date. On or after February 1, 2029, TEC may redeem the 2029 Notes, in whole or in part, at any time and from time to time, at a redemption price equal to 100% of the principal amount of the notes being redeemed plus accrued and unpaid interest thereon to the redemption date. TEC used the net proceeds from this offering for the repayment of a portion of the borrowings outstanding under the 5-year credit facility. Therefore, $497 million of borrowings outstanding under the 5-year credit facility were reclassified from notes payable to long-term debt on the Consolidated Balance Sheet as of December 31, 2023.

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

Superfund and Former Manufactured Gas Plant Sites

As of December 31, 2023, TEC, through its Tampa Electric division and former PGS division, was a PRP for certain superfund sites and, through its former PGS division, for certain former MGP sites. As a result of the separation of the PGS division, PGS is now the responsible party for those sites (in addition to third party PRPs for certain sites). See Note 1 to the 2023 Annual TEC Consolidated Financial Statements for information regarding the separation of PGS from TEC.

Long-Term Commitments

TEC has commitments for various purchases as disclosed below, including payment obligations for capital projects, such as Tampa Electric’s solar projects (see Note 3), and contractual agreements for fuel, fuel transportation and power purchases that are recovered from customers under regulatory clauses. The following is a schedule of future payments under minimum lease payments with non-cancelable lease terms in excess of one year and other net purchase obligations/commitments at December 31, 2023:

	Purchased		Capital	Fuel and Gas	Long-term Service	Operating	Demand Side
(millions)	Power	Transportation	Projects	Supply	Agreements	Leases	Management	Total
Year ended December 31:
2024	$4	$135	$533	$194	$34	$3	$5	$908
2025	0	128	81	60	22	3	5	299
2026	0	125	53	17	23	1	1	220
2027	0	125	1	4	22	1	1	154
2028	0	97	0	1	17	1	0	116
Thereafter	0	833	0	0	33	75	0	941
Total future minimum payments	$4	$1,443	$668	$276	$151	$84	$12	$2,638

Financial Covenants

TEC must meet certain financial tests, including a debt to capital ratio, as defined in the applicable debt agreements. TEC has certain restrictive covenants in specific agreements and debt instruments. At December 31, 2023 and 2022, TEC was in compliance with all required financial covenants.

9. Revenue

The following disaggregates TEC’s revenue by major source:

(millions)	Tampa			Tampa Electric
For the year ended December 31, 2023	Electric	PGS	Eliminations	Company
Electric revenue
Residential	$1,711			$1,711
Commercial	803			803
Industrial	203			203
Regulatory deferrals	(387)			(387)
Unbilled revenue	(2)			(2)
Other (1)	309			309
Total electric revenue	2,637			2,637
Total revenue	$2,637			$2,637
For the year ended December 31, 2022
Electric revenue
Residential	$1,381	$0	$0	$1,381
Commercial	666	0	0	666
Industrial	176	0	0	176
Regulatory deferrals	(21)	0	0	(21)
Unbilled revenue	9	0	0	9
Other (1)	312	0	(4)	308
Total electric revenue	2,523	0	(4)	2,519
Gas revenue
Residential	0	229	0	229
Commercial	0	200	0	200
Industrial (2)	0	31	0	31
Other (3)	0	196	(6)	190
Total gas revenue	0	656	(6)	650
Total revenue	$2,523	$656	$(10)	$3,169
For the year ended December 31, 2021
Electric revenue
Residential	$1,156	$0	$0	$1,156
Commercial	602	0	0	602
Industrial	172	0	0	172
Regulatory deferrals	(6)	0	0	(6)
Unbilled revenue	(2)	0	0	(2)
Other (1)	252	0	(4)	248
Total electric revenue	2,174	0	(4)	2,170
Gas revenue
Residential	0	212	0	212
Commercial	0	191	0	191
Industrial (2)	0	25	0	25
Other (3)	0	100	(3)	97
Total gas revenue	0	528	(3)	525
Total revenue	$2,174	$528	$(7)	$2,695

(1)
Other includes sales to public authorities, off-system sales to other utilities and various other items.
(2)
Industrial includes sales to power generation customers.
(3)
Other includes off-system sales to other utilities and various other items.

Remaining Performance Obligations

Remaining performance obligations primarily represent lighting contracts and, prior to January 1, 2023, gas transportation contracts with fixed contract terms. As of December 31, 2023 and 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $78 million and $140 million, respectively. The decrease is due to TEC's January 1, 2023 separation from its former PGS division. See Note 1 for further information regarding the separation of PGS from TEC. As allowed under ASC 606, this amount excludes contracts with an original expected length of one year or less and variable amounts for which TEC recognizes revenue at the amount to which it has the right to invoice for services performed. TEC expects to recognize revenue for the remaining performance obligations through 2043.

10. Related Party Transactions

A summary of activities between TEC and its affiliates follows:

Net transactions with affiliates:

(millions)	2023	2022	2021
Natural gas purchases (net of sales) from affiliates	$65	$232	$236
Services to/(from) affiliates	28	(4)	(7)
Interest income from affiliate	38	0	0
Interest expense to affiliate	11	0	0
Dividends to TECO Energy	472	517	450
Equity contributions from TECO Energy	300	605	580

Amounts due from or to affiliates at December 31,

(millions)	2023	2022
Accounts receivable related to asset management agreements with Emera Energy Services Inc. (1)	$4	$7
Accounts receivable excluding asset management agreements (1)	12	5
Taxes receivable (2)	3	10
Accounts payable (1)	10	31
Note payable to TECO Energy (3)	0	195
(1)
Accounts receivable and accounts payable were incurred in the ordinary course of business and do not bear interest.
(2)
Taxes receivable were due from EUSHI and taxes payable were due to EUSHI. See Note 4 for additional information.
(3)
The note payable with TECO Energy bears interest at a rate approximating the market rate of TEC's commercial paper.

See Note 6 for further information regarding related party transactions between TEC and PGS as a result of financing activities due to the separation of PGS from TEC on January 1, 2023..

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

TEC is a public utility operating within the State of Florida. Due to the separation of PGS from TEC, TEC operates under a single operating and reportable segment effective January 1, 2023 because the operations of TEC only include the operations of the Electric division. See "Separation of PGS from TEC" in Note 1 for further information regarding the separation of PGS from TEC. Through its Tampa Electric division, it is engaged in the generation, purchase, transmission, distribution and sale of electric energy to approximately 840,000 customers in West Central Florida.

	Tampa		Eliminations/
(millions)	Electric	PGS	Reclassifications		TEC
2023
Revenues - external	$2,637				$2,637
Intracompany sales	0				0
Total revenues	2,637				2,637
Depreciation and amortization	422				422
Interest income from affiliates	38				38
Total interest charges	239				239
Provision for income taxes	87				87
Net income	466				466
Total assets	11,831				11,831
Capital expenditures	1,294				1,294
2022
Revenues - external	$2,519	$650	$0		$3,169
Intracompany sales	4	6	(10)		0
Total revenues	2,523	656	(10)		3,169
Depreciation and amortization	389	47	0		436
Total interest charges	142	25	0		167
Provision for income taxes	94	27	0		121
Net income	458	82	0		540
Total assets	12,064	2,471	(732)	(1)	13,803
Capital expenditures	1,099	328	0		1,427
2021
Revenues - external	$2,170	$525	$0		$2,695
Intracompany sales	4	3	(7)		0
Total revenues	2,174	528	(7)		2,695
Depreciation and amortization	374	56	0		430
Total interest charges	110	20	0		130
Provision for income taxes	57	23	0		80
Net income	369	77	0		446
Total assets	10,650	2,209	(663)	(1)	12,196
Capital expenditures	1,081	316	0		1,397

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

Reconciliation of beginning and ending carrying amount of asset retirement obligations:

	December 31,
(millions)	2023	2022
Beginning balance	$35	$31
Additional liabilities	1	1
Liabilities settled	(4)	0
Other	0	3
Ending balance	$32	$35

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

Lessee

Tampa Electric has operating leases for buildings, land, telecommunication services and rail cars. Tampa Electric’s leases have remaining lease terms of 1 year to 62 years, some of which include options to extend the leases for up to an additional 65 years. These options are included as part of the lease term when it is considered reasonably certain that they will be exercised.

(millions)	Classification	2023	2022
Right-of-use asset	Deferred charges and other assets	$21	$23
Lease liabilities
Current	Other current liabilities	$2	$2
Long-term	Deferred credits and other liabilities	20	22
Total lease liabilities		$22	$24

Tampa Electric has recorded operating lease expense for the year ended December 31, 2023, 2022 and 2021 of $4 million, $4 million and $5 million, respectively.

Future minimum lease payments under non-cancellable operating leases for each of the next five years and in aggregate thereafter consisted of the following at December 31, 2023:

(millions)
Year ended December 31:	2024	2025	2026	2027	2028	Thereafter	Total
Minimum lease payments	$3	$2	$1	$1	$1	$46	$54
Less imputed interest							(32)
Total future minimum payments							$22

Additional information related to Tampa Electric’s leases is as follows:

Year ended December 31,	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases (millions)	$4	$4
Weighted average remaining lease term (years)	45	44
Weighted average discount rate - operating leases	4.4%	4.4%

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

As of December 31, 2023 and 2022, the fair value of TEC’s short-term debt was not materially different from the carrying value due to the short-term nature of the instruments and because the stated rates approximate market rates. The fair value of TEC’s short-term debt is determined using Level 2 measurements.

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

PSUs vest at the end of the three-year cycle and the payouts will be calculated and approved by the Emera Management Resources and Compensation Committee (MRCC) early in the following year. The value of the payout considers actual service over the performance cycle and may be pro-rated in certain departure scenarios. In the case of retirement, as defined in the PSU plan, grants may continue to vest in full and payout in normal course post-retirement.

A summary of the activity related to TEC employee PSUs is presented in the following table:

		Weighted	Aggregate
	Number of	Average Grant	Intrinsic
	Units	Date Fair Value	Value
	(Thousands)	(Per Unit)	(Millions)
Outstanding as of December 31, 2022	176	56.21	9
Granted including DRIP	73	52.83	4
Exercised	(70)	54.62	4
Forfeited	(5)	54.72	0
Transferred (1)	(31)	56.17	2
Outstanding as of December 31, 2023	143	55.32	7
(1)
This amount includes 38,197 units transferred to PGS upon their separation from TEC on January 1, 2023.

Compensation cost recognized for the PSU plan for the years ended December 31, 2023, 2022 and 2021 was $2 million, $4 million and $3 million, respectively. Tax benefits related to this compensation cost for share units realized for the years ended December 31, 2023, 2022 and 2021 were $1 million, $1 million and $1 million, respectively. Cash payments made during the year ended December 31, 2023, 2022 and 2021 associated with the PSU plan were $3 million, $7 million and $10 million, respectively. As of December 31, 2023 and 2022, there was $2 million and $3 million, respectively, of unrecognized compensation cost related to non-vested PSUs that is expected to be recognized over a weighted-average period of two years.

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

RSUs vest at the end of the three-year cycle and the payouts will be calculated and approved by the MRCC early in the following year. The value of the payout considers actual service over the performance cycle and may be pro-rated in certain departure scenarios. In the case of retirement, as defined in the RSU plan, grants may continue to vest in full and payout in normal course post-retirement.

A summary of the activity related to TEC employee RSUs is presented in the following table:

		Weighted	Aggregate
	Number of	Average Grant	Intrinsic
	Units	Date Fair Value	Value
	(Thousands)	(Per Unit)	(Millions)
Outstanding as of December 31, 2022	173	56.23	9
Granted including DRIP	60	52.11	3
Exercised	(49)	54.62	3
Forfeited	(5)	54.72	0
Transferred (1)	(29)	56.30	1
Outstanding as of December 31, 2023	150	55.15	8
(1)
This amount includes 35,774 units transferred to PGS upon their separation from TEC on January 1, 2023.

Compensation cost recognized for the RSU plan for the years ended December 31, 2023, 2022 and 2021 was $2 million, $3 million and $2 million, respectively. Tax benefits related to this compensation cost for share units realized for the years ended December 31, 2023, 2022 and 2021 were $1 million, $1 million and zero, respectively. Cash payments made during the year ended December 31, 2023, 2022 and 2021 associated with the RSU plan were $3 million, none and none, respectively. As of December 31, 2023 and 2022, there was $2 million and $3 million, respectively, of unrecognized compensation cost related to non-vested RSUs that is expected to be recognized over a weighted-average period of two years.

16. Long-Term PPAs

In 2019, Tampa Electric entered into a long-term PPA with a wholesale energy provider in Florida with up to 515 MW of available capacity, which expires in 2024. Because some of these provisions provide for the transfer or sharing of a number of risks inherent in the generation of energy, these agreements meet the definition of being variable interests. These risks include: operating and maintenance, regulatory, credit, commodity/fuel and energy market risk. Tampa Electric reviewed these risks and determined that the owners of these entities retain the majority of these risks over the expected life of the underlying generating assets, have the power to direct the most significant activities, and have the obligation or right to absorb losses or benefits. As a result, Tampa Electric was not the primary beneficiary and was not required to consolidate any of these entities. Tampa Electric purchased $35 million, $70 million and $46 million under this long-term PPA for the three years ended December 31, 2023, 2022 and 2021, respectively.

TEC does not provide any material financial or other support to any of the variable interests it is involved with, nor is TEC under any obligation to absorb losses associated with these variable interests. Excluding the payments for energy under these contracts, TEC’s involvement with these variable interests does not affect its Consolidated Balance Sheets, Statements of Income or Cash Flows.

17. Subsequent Events

On January 30, 2024, TEC completed a sale of $500 million aggregate principal amount of 4.90% Notes due March 1, 2029. See Note 7 for additional information.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Conclusions Regarding Effectiveness of Disclosure Controls and Procedures.

TEC’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of TEC’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of the end of the period covered by this annual report, December 31, 2023 (Evaluation Date). Based on such evaluation, TEC’s principal executive officer and principal financial officer have concluded that, as of the Evaluation Date, TEC’s disclosure controls and procedures are effective.

Management’s Report on Internal Control over Financial Reporting.

TEC’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended. We conducted an evaluation of the effectiveness of TEC’s internal control over financial reporting as of December 31, 2023 based on the 2013 framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that TEC’s internal control over financial reporting was effective as of December 31, 2023.

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

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by Item 13 is omitted pursuant to General Instruction I(2) of Form 10-K.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Paid by TEC to the Independent Auditors

The following table presents fees for professional audit services and other services rendered by Ernst & Young LLP for the audit of TEC’s annual financial statements and other services for the years ended December 31, 2023 and 2022, respectively.

	2023	2022
Audit fees	$612,000	$694,800
Audit-related fees	0	17,600
Tax fees
Tax planning fees	0	128,696
Total	$612,000	$841,096

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
1.
Financial Statements

Tampa Electric Company Financial Statements

Reports of Independent Registered Public Accounting Firms (PCAOB ID: 42)

Consolidated Balance Sheets at December 31, 2023 and 2022

Consolidated Statements of Income and Comprehensive Income for the Years Ended December 31, 2023, 2022 and 2021

Consolidated Statements of Cash Flows for the Years Ended December 31, 2023, 2022 and 2021

Consolidated Statements of Capitalization for the Years Ended December 31, 2023, 2022 and 2021

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

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

TAMPA ELECTRIC COMPANY

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

For the Years Ended December 31, 2023, 2022 and 2021

(millions)

	Balance at	Additions			Balance at
	Beginning	Charged to	Other	Payments &	End of
	of Period	Income	Charges	Deductions (1)	Period
Allowance for Credit Losses:
2023	$4	$9	$(1)	$10	$2
2022	$7	$5	$0	$8	$4
2021	$7	$8	$0	$8	$7

(1)
Write-off of individual bad debt accounts

LIST OF EXHIBITS

Exhibit No.	Description

3.1	Restated Articles of Incorporation of Tampa Electric Company, as amended on November 30, 1982 (Exhibit 3 to Registration Statement No. 2-70653 of Tampa Electric Company). (P)	*

3.2	Bylaws of Tampa Electric Company, as amended effective February 2, 2011 (Exhibit 3.4, Form 10-K for 2010 of Tampa Electric Company).	*

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

*

4.21

Eighteenth Supplemental Indenture dated as of January 30, 2024, between Tampa Electric Company, as issuer, and The Bank of New York Mellon, as trustee, supplementing the Indenture dated as of July 1, 1998, as amended (Exhibit 4.9, Form 8-K dated January 30, 2024 of Tampa Electric Company).

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

10.22

Credit Agreement dated as of March 1, 2023, among Tampa Electric Company, as Borrower, The Bank of Nova Scotia, as Administrative Agent, and the Lenders party thereto. (Exhibit 10.1, Form 8-K dated March 6, 2023 of Tampa Electric Company).

*

10.23

Credit Agreement dated as of April 3, 2023, among Tampa Electric Company, as Borrower, Wells Fargo Bank, National Association, as Administrative Agent, and the Lenders party thereto. (Exhibit 10.1, Form 8-K dated April 7, 2023 of Tampa Electric Company).

*

10.24

Amendment No. 1 to Seventh Amended and Restated Credit Agreement dated as of April 3, 2023, among Tampa Electric Company, as Borrower, Wells Fargo Bank, National Association, as Administrative Agent, and the Lenders party thereto. (Exhibit 10.2, Form 8-K dated April 7, 2023 of Tampa Electric Company).

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

TAMPA ELECTRIC COMPANY

Dated: February 26, 2024	By:	/s/ Archie Collins
Archie Collins
President and Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on February 26, 2024:

Title

/s/ Archie Collins	President and Chief Executive Officer and Director
Archie Collins	(Principal Executive Officer)

/s/ Gregory W. Blunden	Treasurer and Chief Financial Officer (Chief Accounting Officer)
Gregory W. Blunden	(Principal Financial and Accounting Officer)

Signature	Title
/s/ Scott Balfour	Chairman of the Board and Director	/s/ Jacqueline Bradley	Director
Scott Balfour		Jacqueline Bradley
/s/ Patrick J. Geraghty	Director	/s/ Pamela D. Iorio	Director
Patrick J. Geraghty		Pamela D. Iorio

/s/ Rhea F. Law	Director	/s/ Daniel Muldoon	Director
Rhea F. Law		Daniel Muldoon
/s/ Chris Sprowls	Director	/s/ Ralph Tedesco	Director
Chris Sprowls		Ralph Tedesco
/s/ Rasesh Thakkar	Director
Rasesh Thakkar

Supplemental Information to Be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

No annual report or proxy material has been sent to Tampa Electric Company’s security holders because all of its equity securities are held by TECO Energy, Inc.