Form 10-Q
period 2024-03-31
TAMPA ELECTRIC CO
filed 2024-05-13
CIK 96271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 9, 2024, there were 10 shares of Tampa Electric Company’s common stock issued and outstanding, all of which were held, beneficially and of record, by TECO Holdings, Inc.

Tampa Electric Company meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format specified in General Instruction H(2) of Form 10-Q.

ACRONYMS

Acronyms used in this and other filings with the U.S. Securities and Exchange Commission in 2024 and 2023 include the following:

Term	Meaning

AFUDC	allowance for funds used during construction
AFUDC-debt	debt component of allowance for funds used during construction
AFUDC-equity	equity component of allowance for funds used during construction
APBO	accumulated postretirement benefit obligation
ARO	asset retirement obligation
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BCF	billion cubic feet
CCRs	coal combustion residuals
CMO	collateralized mortgage obligation
CO2	carbon dioxide
CPI	consumer price index
CT	combustion turbine
D.C. Circuit Court	D.C. Circuit Court of Appeals
ECRC	environmental cost recovery clause
Emera	Emera Inc., a geographically diverse energy and services company headquartered in Nova Scotia, Canada and the indirect parent company of Tampa Electric Company
EPA	U.S. Environmental Protection Agency
ERISA	Employee Retirement Income Security Act
EROA	expected return on plan assets
EUSHI	Emera US Holdings Inc., a wholly owned subsidiary of Emera, which is the sole shareholder of TECO Energy’s common stock
FASB	Financial Accounting Standards Board
FDEP	Florida Department of Environmental Protection
FERC	Federal Energy Regulatory Commission
FPSC	Florida Public Service Commission
GHG	greenhouse gas
IRS	Internal Revenue Service
ITCs	investment tax credits
kWac	kilowatt on an alternating current basis
MBS	mortgage-backed securities
MD&A	the section of this report entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations
MGP	manufactured gas plant
MMBTU	one million British Thermal Units
MRV	market-related value
MW	megawatt(s)
MWH	megawatt-hour(s)
NAV	net asset value
Note	Note to financial statements
NPDES	National Pollutant Discharge Elimination System
NPNS	normal purchase normal sale
O&M expenses	operations and maintenance expenses
OCI	other comprehensive income
OPC	Office of Public Counsel
OPEB	other postemployment benefits
Parent	TECO Energy, Inc., the direct parent company of Tampa Electric Company
PBO	projected benefit obligation
PGS	Peoples Gas System, the former gas division of Tampa Electric Company
PGSI	Peoples Gas System, Inc.
PPA	power purchase agreement
PRP	potentially responsible party
R&D	research and development
REIT	real estate investment trust

ROE	return on common equity
Regulatory ROE	return on common equity as determined for regulatory purposes
S&P	Standard and Poor’s
SEC	U.S. Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
SoBRAs	solar base rate adjustments
SPP	storm protection plan
STIF	short-term investment fund
TEC	Tampa Electric Company
TECO Energy	TECO Energy, Inc., the direct parent company of Tampa Electric Company
U.S. GAAP	generally accepted accounting principles in the United States

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

This Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties. The factors that could cause actual results to differ materially from the forward-looking statements made by TEC include those factors discussed herein, including those factors discussed with respect to TEC in (1) TEC’s 2023 Annual Report on Form 10-K in (a) Part I, Item 1A. Risk Factors, (b) Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and (c) Part II, Item 8. Financial Statements: Note 8, Commitments and Contingencies; (2) this Quarterly Report on Form 10-Q in (a) Part 1, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and (b) Part 1, Item 1. Financial Statements: Note 8, Commitments and Contingencies, and (3) other factors discussed in filings with the SEC by TEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which apply only as of the date of this Report. TEC does not undertake any obligation to publicly release any revision to its forward-looking statements to reflect events or circumstances after the date of this Form 10-Q.

All references to “dollars” and “$” in this and other filings with the U.S. Securities and Exchange Commission are references to U.S. dollars, unless specifically indicated otherwise.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

TAMPA ELECTRIC COMPANY

Condensed Balance Sheets

Unaudited

Assets	March 31,	December 31,
(millions)	2024	2023
Property, plant and equipment
Utility plant, at original costs	$13,852	$13,655
Accumulated depreciation	(3,476)	(3,443)
Utility plant, net	10,376	10,212
Other property	16	16
Total property, plant and equipment, net	10,392	10,228

Current assets
Cash and cash equivalents	6	5
Receivables, less allowance for credit losses of $2 and $2 at March 31, 2024 and December 31, 2023, respectively	243	286
Due from affiliates	13	19
Inventories, at average cost
Fuel	35	36
Materials and supplies	185	181
Regulatory assets	109	161
Prepayments and other current assets	27	32
Total current assets	618	720

Other assets
Regulatory assets	832	827
Other	75	56
Total other assets	907	883
Total assets	$11,917	$11,831

The accompanying notes are an integral part of the condensed financial statements.

TAMPA ELECTRIC COMPANY

Condensed Balance Sheets - continued

Unaudited

Liabilities and Capitalization	March 31,	December 31,
(millions)	2024	2023
Capitalization
Common stock	$4,805	$4,505
Accumulated other comprehensive loss	(1)	(1)
Retained earnings	197	219
Total capital	5,001	4,723
Long-term debt	3,933	3,933
Total capitalization	8,934	8,656

Current liabilities
Long-term debt due within one year	300	300
Notes payable	56	209
Accounts payable	226	354
Due to affiliates	9	10
Customer deposits	122	121
Regulatory liabilities	91	94
Accrued interest	49	28
Accrued taxes	32	14
Other	49	43
Total current liabilities	934	1,173

Long-term liabilities
Deferred income taxes	891	880
Regulatory liabilities	730	701
Investment tax credits	235	237
Deferred credits and other liabilities	193	184
Total long-term liabilities	2,049	2,002

Commitments and Contingencies (see Note 8)

Total liabilities and capitalization	$11,917	$11,831

The accompanying notes are an integral part of the condensed financial statements.

TAMPA ELECTRIC COMPANY

Condensed Statements of Income and Comprehensive Income

Unaudited

	Three months ended March 31,
(millions)	2024	2023
Revenues
Electric	$548	$552
Expenses
Fuel	133	137
Purchased power	8	10
Operations and maintenance	134	118
Depreciation and amortization	112	104
Taxes, other than income	52	52
Total expenses	439	421
Income from operations	109	131
Other income
Allowance for equity funds used during construction	5	3
Interest income from affiliates	0	8
Other income, net	6	10
Total other income	11	21
Interest charges
Interest expense	51	56
Interest expense to affiliates	0	3
Allowance for borrowed funds used during construction	(2)	(1)
Total interest charges	49	58
Income before provision for income taxes	71	94
Provision for income taxes	8	15
Net income	$63	$79
Comprehensive income	$63	$79

The accompanying notes are an integral part of the condensed financial statements.

TAMPA ELECTRIC COMPANY

Condensed Statements of Cash Flows

Unaudited

	Three months ended March 31,
(millions)	2024	2023
Cash flows from operating activities
Net income	$63	$79
Adjustments to reconcile net income to cash from operating activities:
Depreciation and amortization	112	104
Deferred income taxes and investment tax credits	6	14
Allowance for equity funds used during construction	(5)	(3)
Deferred recovery clauses	42	50
Regulatory assets and liabilities	19	11
Pension and post-retirement asset and liabilities	(3)	(5)
Other	(4)	6
Changes in working capital:
Receivables, less allowance for credit losses	46	(2)
Inventories	(3)	(10)
Taxes accrued	20	19
Interest accrued	21	8
Accounts payable	(112)	(125)
Other	3	5
Cash flows from operating activities	205	151
Cash flows used in investing activities
Capital expenditures	(268)	(254)
Net proceeds from sale of assets	3	0
Cash flows used in investing activities	(265)	(254)
Cash flows from financing activities
Equity contributions from Parent	300	100
Proceeds from long-term debt issuance	496	0
Net increase (decrease) in short-term debt (maturities of 90 days or less)	(650)	164
Advances to affiliate	0	(76)
Dividends to Parent	(85)	(91)
Cash flows from financing activities	61	97
Net increase (decrease) in cash and cash equivalents	1	(6)
Cash and cash equivalents at beginning of period	5	10
Cash and cash equivalents at end of period	$6	$4
Supplemental disclosure of non-cash activities
Change in accrued capital expenditures	$(11)	$(9)
Change in notes receivable from PGS	$0	$(736)

The accompanying notes are an integral part of the condensed financial statements.

TAMPA ELECTRIC COMPANY

Condensed Statements of Capitalization

Unaudited

				Accumulated
				Other
		Common	Retained	Comprehensive	Total
(millions, except share amounts)	Shares	Stock	Earnings	Loss	Capital
Three months ended March 31, 2024
Balance, December 31, 2023	10	$4,505	$219	$(1)	$4,723
Net income			63		63
Equity contributions from Parent		300			300
Dividends to Parent			(85)		(85)
Balance, March 31, 2024	10	$4,805	$197	$(1)	$5,001

Three months ended March 31, 2023
Balance, December 31, 2022	10	5,075	$346	$(1)	$5,420
Net income			79		79
Separation of PGS equity from TEC		(871)	(121)		(992)
Equity contributions from Parent		100			100
Dividends to Parent			(91)		(91)
Other		1			1
Balance, March 31, 2023	10	$4,305	$213	$(1)	$4,517

The accompanying notes are an integral part of the condensed financial statements.

TAMPA ELECTRIC COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

UNAUDITED

1. Summary of Significant Accounting Policies

See TEC’s Annual Report on Form 10-K for the year ended December 31, 2023 for a complete discussion of accounting policies. The significant accounting policies for TEC include:

Principles of Consolidation and Basis of Presentation

TEC is comprised of the electric division, referred to as Tampa Electric, and prior to January 1, 2023, the natural gas division, referred to as PGS. Prior to April 1, 2024, TEC was a wholly owned subsidiary of TECO Energy, which is an indirect, wholly owned subsidiary of Emera. On April 1, 2024, TECO Energy distributed its investment in TEC to TECO Holdings, Inc. This new corporation is also an indirect, wholly owned subsidiary of Emera.

In the opinion of management, the unaudited condensed financial statements include all adjustments that are of a recurring nature and necessary to state fairly the financial position of TEC as of March 31, 2024 and December 31, 2023, and the results of operations and cash flows for the periods ended March 31, 2024 and 2023. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results that can be expected for the entire fiscal year ending December 31, 2024.

The use of estimates is inherent in the preparation of financial statements in accordance with U.S. GAAP. Actual results could differ from these estimates. The year-end Condensed Balance Sheet was derived from audited financial statements; however, this quarterly report on Form 10-Q does not include all year-end disclosures required for an annual report on Form 10-K by U.S. GAAP.

Receivables and Allowance for Credit Losses

Receivables on the Condensed Balance Sheets include receivables from contracts with customers, which consist of services to residential, commercial, industrial and other customers, totaling $243 million and $284 million as of March 31, 2024 and December 31, 2023, respectively. An allowance for credit losses is established based on TEC’s collection experience and reasonable and supportable forecasts that affect the collectibility of the reported amount. Circumstances that could affect TEC’s estimates of credit losses include, but are not limited to, customer credit issues, generating fuel prices, customer deposits and general economic conditions. Accounts are reserved in the allowance or written off once they are deemed to be uncollectible.

As of March 31, 2024 and December 31, 2023, unbilled revenues of $67 million and $63 million, respectively, are included in the “Receivables” line item on the Condensed Balance Sheets.

Accounting for Franchise Fees and Gross Receipts

TEC is allowed to recover certain costs from customers on a dollar-for-dollar basis through rates approved by the FPSC. The amounts included in customers’ bills for franchise fees and gross receipt taxes are included as revenues on the Condensed Statements of Income. Franchise fees and gross receipt taxes payable by TEC are included as an expense on the Condensed Statements of Income in “Taxes, other than income”. These amounts totaled $26 million and $28 million for the three months ended March 31, 2024 and 2023, respectively.

2. New Accounting Pronouncements

Reportable Segment Disclosures

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures. The change in the standard improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The changes improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision-useful financial analyses. The guidance will be effective for annual reporting periods beginning after December 15, 2023, and for interim periods beginning after December 15, 2024. Early adoption is permitted. The standard will be applied retrospectively. TEC is currently evaluating the impact of adoption of the standard on its financial statement disclosures.

Income Tax Disclosures

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures. The standard enhances the transparency, decision usefulness and effectiveness of income tax disclosures by requiring consistent categories and greater disaggregation of information in the reconciliation of income taxes computed using the enacted statutory income tax rate to the actual income tax provision and effective income tax rate, as well as the disaggregation of income taxes paid (refunded) by jurisdiction. The standard also requires disclosure of income (loss) before provision for income taxes and income tax expense (benefit) in accordance with U.S. Securities and Exchange Commission (SEC) Regulation S-X 210.4-08(h), Rules of General Application –

General Notes to Financial Statements: Income Tax Expense, and the removal of disclosures no longer considered cost beneficial or relevant. The guidance will be effective for annual reporting periods beginning after December 15, 2024. Early adoption is permitted. The standard will be applied on a prospective basis, with retrospective application permitted. TEC is currently evaluating the impact of adoption of the standard on its financial statement disclosures.

3. Regulatory

Tampa Electric Base Rates

On April 2, 2024, Tampa Electric requested a base rate increase, reflecting a revenue requirement increase of $297 million, effective January 1, 2025, and additional adjustments of $100 million and $72 million for 2026 and 2027, respectively. Tampa Electric’s proposed rates include recovery of solar generation projects, energy storage capacity, a more resilient and modernized energy control center, and numerous other resiliency and reliability projects. A decision by the FPSC is expected by the end of 2024.

Tampa Electric Mid-Course Adjustment to Fuel Recovery

On April 2, 2024, Tampa Electric requested a mid-course adjustment to its fuel and capacity charges, reflecting a $137 million reduction over 12 months, from June 2024 through May 2025. The requested reduction is due to a significant decrease in actual and projected 2024 natural gas prices since Tampa Electric submitted its projected 2024 costs in the fall of 2023. On May 7, 2024, the FPSC voted to approve the mid-course adjustment.

Regulatory Assets and Liabilities

Details of the regulatory assets and liabilities are presented in the following table:

Regulatory Assets and Liabilities
(millions)	March 31, 2024	December 31, 2023
Regulatory assets:
Regulatory tax asset (1)	$113	$112
Cost-recovery clauses (2)	46	94
Capital cost recovery for early retired assets (3)	514	507
Postretirement benefits (4)	236	236
Storm reserve (5)	2	7
Other	30	32
Total regulatory assets	941	988
Less: Current portion	109	161
Long-term regulatory assets	$832	$827
Regulatory liabilities:
Regulatory tax liability (6)	$474	$477
Cost-recovery clauses - deferred balances (2)	14	20
Accumulated reserve - cost of removal (7)	300	271
Other	33	27
Total regulatory liabilities	821	795
Less: Current portion	91	94
Long-term regulatory liabilities	$730	$701

(1)
The regulatory tax asset is primarily associated with the depreciation and recovery of AFUDC-equity. This asset does not earn a return but rather is included in the capital structure, which is used in the calculation of the weighted cost of capital used to determine revenue requirements. It will be recovered over the expected life of the related assets.
(2)
These assets and liabilities are related to FPSC clauses and riders, primarily related to the fuel clause and the decrease in natural gas prices. They are recovered or refunded through cost-recovery mechanisms approved by the FPSC on a dollar-for-dollar basis in a subsequent period.
(3)
This asset is related to the remaining net book value of Big Bend Units 1 through 3 and meter assets that were retired. The balance earns a rate of return as permitted by the FPSC and will be recovered as a separate line item on customer bills for a period of 15 years, beginning in 2022 through 2036.

(4)
This asset is related to the deferred costs of postretirement benefits and it is amortized over the remaining service life of plan participants. Deferred costs of postretirement benefits that are included in expense are recognized as cost of service for rate-making purposes as permitted by the FPSC.
(5)
This asset is related to storm restoration cost recovery. The regulatory asset is included in rate base and earns interest as permitted by the FPSC.
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

4. Income Taxes

Inflation Reduction Act

On August 16, 2022, the Inflation Reduction Act was signed into legislation and includes numerous tax incentives for clean energy, such as the extension and modification of existing investment and production tax credits for projects placed in service through 2024, the expansion of ITC for energy storage technology beginning in 2023 and introduces new technology-neutral clean energy related credits beginning in 2025. TEC has determined that electing production tax credits for its solar plants placed in service through 2024 will be more beneficial for customers compared to ITCs and has recorded a regulatory liability in recognition of its obligation to pass the tax benefits to customers of $29 million and $23 million as of March 31, 2024 and December 31, 2023, respectively.

Income Tax Expense

TEC is included in a consolidated U.S. federal income tax return with EUSHI and its subsidiaries. TEC’s income tax expense is based upon a standalone return method, modified for the benefits-for-loss allocation in accordance with respective tax sharing agreements with TECO Energy and EUSHI. To the extent that TEC’s cash tax positions are settled differently than the amount reported as realized under the tax sharing agreement, the difference is accounted for as either a capital contribution or a distribution.

TEC’s effective tax rates for the three months ended March 31, 2024 and 2023 were 11.3% and 16.0%, respectively. The March 31, 2024 and 2023 effective tax rates are an estimate of the annual effective income tax rate. TEC’s effective tax rate for the three months ended March 31, 2024 and 2023 differed from the statutory rate principally due to production tax credits and amortization of the regulatory tax liability resulting from tax reform. The effective tax rate for the three months ended March 31, 2024 is lower compared to the same period in 2023 primarily due to production tax credits. See Note 3 for further information regarding the regulatory tax liability.

Unrecognized Tax Benefits

As of March 31, 2024 and December 31, 2023, the amount of unrecognized tax benefits was $10 million, all of which was recorded as a reduction of deferred income tax assets for tax credit carryforwards. The unrecognized tax benefits, if recognized, would reduce TEC’s effective tax rate.

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

TECO Energy Benefit Cost
(millions)	Pension Benefits		Other Postretirement Benefits
Three months ended March 31,	2024	2023	2024	2023
Components of net periodic benefit cost
Service cost	$4	$4	$0	$0
Interest cost	9	9	2	2
Expected return on assets	(14)	(14)	0	0
Amortization of actuarial loss (gain)	2	1	(1)	0
Net periodic benefit cost	$1	$0	$1	$2

TEC’s portion of the net periodic benefit cost for the three months ended March 31, 2024 and 2023, respectively, was $0 million and $0 million for pension benefits, and $1 million and $1 million for other postretirement benefits. TEC’s portion of net periodic benefit costs for pension and other benefits is included as an expense on the Condensed Statements of Income in “Operations & maintenance”.

TECO Energy assumed a long-term EROA of 7.05% and a discount rate of 5.27% for pension benefits under its qualified pension plan for 2024. For TECO Energy’s other postretirement benefits, TECO Energy used a discount rate of 5.28% for 2024.

TECO Energy made contributions of $4 million and $4 million to its qualified pension plan in the three months ended March 31, 2024 and 2023, respectively. TEC’s portion of these contributions was $2 million and $3 million, respectively. TECO Energy expects to make contributions to the pension plan of $12 million for the remainder of 2024. TEC estimates its portion of the remaining 2024 contribution to be $8 million.

Included in the benefit cost discussed above, for the three months ended March 31, 2024, $1 million of unamortized prior service benefits and costs and actuarial gains and losses were reclassified by TEC from regulatory assets to the Condensed Statement of Income, compared with $0 million for the three months ended March 31, 2023, respectively.

6. Short-Term Debt

Details of TEC’s short-term borrowings are presented in the following table:

	March 31, 2024				December 31, 2023
		Borrowings	Borrowings	Letters		Borrowings	Borrowings	Letters
	Credit	Outstanding -	Outstanding -	of Credit	Credit	Outstanding -	Outstanding -	of Credit
(millions)	Facilities	Credit Facilities (1)	Commercial Paper (1)	Outstanding	Facilities	Credit Facilities (1)	Commercial Paper (1)	Outstanding
Credit facility (2)	$800	$0	$56	$1	$800	$0	$706	$1
1-year term facility (3)	0	0	0	0	200	0	0	0
1-year term facility (4)	200	0	0	0	200	0	0	0
Total	$1,000	$0	$56	$1	$1,200	$0	$706	$1

(1)
Borrowings outstanding are reported as notes payable.
(2)
This credit facility was planned to mature on December 17, 2026. On April 1, 2024, TEC amended the credit facility agreement to extend the maturity date to December 1, 2028. TEC also has an active commercial paper program for up to $800 million, of which the full amount outstanding is backed by TEC’s credit facility. The amount of commercial paper issued results in an equal amount of its credit facility being considered drawn and unavailable. On January 30, 2024, TEC completed a sale of $500 million aggregate principal amount of 4.90% Notes due March 1, 2029. TEC used the net proceeds from this offering for the repayment of a portion of the borrowings outstanding under the credit facility. Therefore, $497 million of borrowings outstanding under the credit facility were reclassified as long-term debt on the Balance Sheet as of December 31, 2023.
(3)
On March 1, 2023, TEC entered into a 1-year term facility that matured on February 28, 2024.
(4)
On April 3, 2023, TEC entered into a 1-year term facility that matured on April 1, 2024.

At March 31, 2024, these credit facilities required a commitment fee of 12.5 basis points. The weighted-average interest rate on borrowings outstanding under the credit facilities and commercial paper at March 31, 2024 and December 31, 2023 was 5.48% and 5.68%, respectively.

As of March 31, 2024 and December 31, 2023, the carrying value of TEC’s short-term debt was not materially different from the fair value due to the short-term nature of the instruments and because the stated rates approximate market rates. The fair value of TEC’s short-term debt is determined using Level 2 measurements.

7. Long-Term Debt

Fair Value of Long-Term Debt

At March 31, 2024, TEC’s long-term debt, including the current portion, had a carrying amount of $4,233 million and an estimated fair market value of $3,746 million. At December 31, 2023, long-term debt had a carrying amount of $4,233 million and an estimated fair market value of $3,831 million. The fair value of the debt securities is determined using Level 2 measurements.

TEC 4.90% Notes due 2029

On January 30, 2024, TEC completed a sale of $500 million aggregate principal amount of 4.90% Notes due March 1, 2029 (the 2029 Notes). Prior to February 1, 2029, in the case of the 2029 Notes, TEC may redeem all or any part of such series of Notes at its option at a redemption price equal to the greater of (i) the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted to the redemption date on a semi-annual basis at the Treasury Rate plus 15 basis points less interest accrued to the date of redemption or (ii) 100% of the principal amount of the notes to be redeemed, plus, in either case, accrued and unpaid interest thereon to the redemption date. On or after February 1, 2029, TEC may redeem the 2029 Notes, in whole or in part, at any time and from time to time, at a redemption price equal to 100% of the principal amount of the notes being redeemed plus accrued and unpaid interest thereon to the redemption date. TEC used the net proceeds from this offering for the repayment of a portion of the borrowings outstanding under the credit facility. Therefore, $497 million of borrowings outstanding under the credit facility were reclassified from notes payable to long-term debt on the Balance Sheet as of December 31, 2023.

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

Long-Term Commitments

TEC has commitments for various purchases as disclosed below, including payment obligations under contractual agreements for fuel, fuel transportation and power purchases that are recovered from customers under regulatory clauses. The following is a schedule of future payments under PPAs, minimum lease payments with non-cancelable lease terms in excess of one year, and other net purchase obligations/commitments at March 31, 2024:

			Fuel	Long-term
		Capital	and	Service
(millions)	Transportation	Projects	Gas Supply	Agreements	Other (1)	Total

2024	$103	$601	$162	$9	$8	$883
2025	131	98	69	22	8	328
2026	130	58	17	23	2	230
2027	130	6	4	22	2	164
2028	102	0	1	17	1	121
Thereafter	840	0	0	33	75	948
Total future minimum payments	$1,436	$763	$253	$126	$96	$2,674

(1) Other includes contractual obligations under operating leases, demand side management and purchased power agreements.

Debt Covenants

TEC must meet certain financial tests, including a debt to capital ratio, as defined in the applicable debt agreements and has certain restrictive covenants in specific agreements and debt instruments. At March 31, 2024, TEC was in compliance with all required covenants.

9. Revenue

The following disaggregates TEC’s revenue by major source:

(millions)
Three months ended March 31,	2024	2023
Electric revenue
Residential	$304	$325
Commercial	155	170
Industrial	40	46
Regulatory deferrals	(23)	(63)
Unbilled revenue	3	3
Other (1)	69	71
Total revenue	$548	$552

(1)
Other electric revenue includes sales to public authorities, off-system sales to other utilities and various other items.

Remaining Performance Obligations

Remaining performance obligations primarily represent lighting contracts with fixed contract terms. As of March 31, 2024 and December 31, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately

$78 million and $78 million, respectively. As allowed under ASC 606, Revenue from Contracts with Customers, these amounts exclude contracts with an original expected length of one year or less and variable amounts for which TEC recognizes revenue at the amount to which it has the right to invoice for services performed. TEC expects to recognize revenue for the remaining performance obligations through 2044.

Item 2. MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS

Operating Company Results

Amounts included in the operating company discussions below are pre-tax, except net income and income taxes.

Tampa Electric’s net income for the first quarter of 2024 was $63 million, compared with $79 million for the same period in 2023. Results primarily reflected higher O&M expense, higher depreciation expense and lower base revenues. Base revenues are energy sales excluding revenues from clauses, gross receipts taxes and franchise fees. Clauses, gross receipts taxes and franchise fees do not have a material effect on net income as these revenues substantially represent a dollar-for-dollar recovery of clause and other pass-through costs.

Revenues were $4 million lower than in the same period in 2023, primarily driven by the impact of less favorable weather of $13 million, partially offset by customer growth and new base rates as a result of the 2021 rate case settlement agreement. Total degree days (a measure of heating and cooling demand) in Tampa Electric's service area in the first quarter of 2024 were 13% below normal (a 20-year statistical degree day average) and 17% below the 2023 period, reflecting mild weather in the first quarter of 2024 compared to 2023. As revenue also reflects a 2% increase in the number of customers in the first quarter of 2024 compared to the same period in 2023, net energy for load, which is a calendar measurement of energy output, decreased by only 3% in the first quarter of 2024 compared to the same period in 2023.

In 2024, operations and maintenance expense was $16 million higher than in 2023 due to increased operational expenses of $8 million, storm restoration cost recognition of $6 million related to storm surcharge revenue (offset in revenue), and increased expenses related to clauses and regulatory deferrals of $2 million. The increase in operating expenses was primarily due to higher generation maintenance, transmission and distribution expense, and bad debt expense. Depreciation and amortization expense increased $8 million in 2024 compared to 2023 as a result of additions to facilities and the in-service of generation projects.

Tampa Electric’s regulated operating statistics for the three months ended March 31, 2024 and 2023 were as follows:

(millions, except customers and total degree days)	Operating Revenues			Kilowatt-Hours Billed
Three months ended March 31,	2024	2023	% Change	2024	2023	% Change
By Customer Type
Residential (1)	$304	$325	(6)	1,958	2,073	(6)
Commercial (1)	155	170	(9)	1,362	1,403	(3)
Industrial (1)	40	46	(13)	477	493	(3)
Other (1)	51	57	(11)	422	452	(7)
Regulatory deferrals and unbilled revenue (2)	(20)	(60)	(67)
Total retail sales of electricity	530	538	(1)	4,219	4,421	(5)
Off system sales of electricity	5	2	150	131	53	147
Other operating revenue	13	12	8
Total revenues	$548	$552	(1)	4,350	4,474	(3)
By Sales Type
Base	$315	$321	(2)
Clause	169	174	(3)
Capital cost recovery for early retired assets	15	15	0
Storm surcharge	6	0
Gross receipts taxes and franchise fees	26	28	(7)
Other	17	14	21
Total revenues	$548	$552	(1)

Customers at March 31, (thousands)	845	832	2
Retail net energy for load (kilowatt-hours)	4,459	4,583	(3)
Total degree days	530	635	(17)

(1)
Reflects a billing cycle measurement.
(2)
Primarily reflects unbilled revenue, which incorporates a calendar measurement, and postings for clause recovery deferrals.

Other Income

For the first quarter of 2024 and 2023, respectively, TEC’s other income was $11 million and $21 million, which included AFUDC-equity of $5 million and $3 million, interest income from affiliate of $0 and $8 million, and other income of $6 million and $10 million. The decrease in interest income from affiliate is primarily due to the repayment of the receivable from PGS on December 20, 2023. The decrease in Other Income is primarily due to lower interest income on the deferred fuel balance.

Interest Expense

For the first quarter of 2024 and 2023, TEC’s interest expense, including interest expense to affiliates and excluding AFUDC-debt, was $51 million and $59 million, respectively. The decrease was due to lower borrowings resulting from proceeds received from affiliate loan repayments related to the separation of PGS from TEC in 2023 and lower fuel under-recoveries. The weighted-average interest rate on borrowings outstanding under the credit facilities and commercial paper at March 31, 2024 and 2023 was 5.48% and 5.55%, respectively. See Other Income above for information regarding the 2023 interest income from affiliate associated with PGS's allocation of short-term and long-term debt resulting from the separation of PGS from TEC as of January 1, 2023. The 2023 interest income from affiliate partially offsets the impact of TEC's 2023 interest expense within Net Income on the Statement of Income.

Income Taxes

The provisions for income taxes were $8 million and $15 million for the three months ended March 31, 2024 and 2023, respectively. Compared to the 2023 periods, the decrease in the provision for income taxes for the three months ended March 31, 2024 was primarily the result of lower pre-tax income and production tax credits related to solar facilities.

Liquidity and Capital Resources

The table below sets forth the March 31, 2024 liquidity, cash balances and amounts available under the TEC credit facilities.

(millions)
Credit facilities/ commercial paper / advances from affiliates	$800
Drawn amounts/letters of credit	(57)
Available credit facilities	743
Cash	6
Total liquidity	$749

Cash Impacts Related to Operating Activities

Cash flows from operating activities in 2024 were $205 million, an increase of $54 million compared to 2023. Increases to cash from operations were primarily due to changes in accounts receivable balances resulting from decreased fuel and storm cost recoveries reflected in customer bills and the timing of vendor invoice payments.

Cash Impacts Related to Financing Activities

Cash flows from financing activities for the three months ended March 31, 2024 resulted in net cash inflows of $61 million. TEC received $496 million of net proceeds from a long-term debt issuance and $300 million of equity contributions from Parent, partially offset by $650 million of net payments in short-term debt with maturities with 90 days or less and $85 million of dividends to Parent.

Covenants in Financing Agreements

In order to utilize its bank credit facilities, TEC must meet certain financial tests as defined in the applicable agreements. In addition, TEC has certain restrictive covenants in specific agreements and debt instruments. At March 31, 2024, TEC was in compliance with all applicable financial covenants. The following table contains the significant financial covenant and the performance relative to it at March 31, 2024.

Significant Financial Covenants

			Calculation at
Instrument (1)	Financial Covenant (2)	Requirement/Restriction	March 31, 2024
Credit facility - $800 million	Debt/capital	Cannot exceed 65%	46.2%

(1)
See Note 6 to the TEC Condensed Financial Statements for details of the credit facility.
(2)
As defined in the instrument.

Credit Ratings of Senior Unsecured Debt at March 31, 2024

	S&P	Moody’s	Fitch
Credit ratings of senior unsecured debt	BBB+	A3	A
Credit ratings outlook	Negative	Negative	Negative

Certain of TEC’s derivative instruments contain provisions that require TEC’s debt to maintain investment-grade credit ratings.

Commitments and Contingencies

See Note 8 to the TEC Condensed Financial Statements for information regarding TEC’s commitments and contingencies as of March 31, 2024.

Regulatory Matters

See Note 3 to the TEC Condensed Financial Statements for information regarding TEC’s regulatory matters as of March 31, 2024.

Fair Value Measurements

TEC considered the impact of nonperformance risk in determining the fair value of derivatives. TEC considered the net position with each counterparty, past performance and the intent of the parties, indications of credit deterioration and whether the markets in which TEC transacts have experienced dislocation. At March 31, 2024, the fair value of derivatives was not materially affected by nonperformance risk.

Critical Accounting Policies and Estimates

Critical accounting policies and estimates have not materially changed in 2024. For further discussion of critical accounting policies and estimates, see TEC’s Annual Report on Form 10-K for the year ended December 31, 2023.

Environmental Compliance

On April 24, 2024, the EPA issued its final power plant rules for electric generating units, including (i) new GHG standards; (ii) Mercury and Air Toxics Standards (MATS); (iii) Effluent Limit Guidelines (ELGs) and (iv) new Coal Combustion Residual (CCR) rules. The new MATS and ELGs will not have a material impact on TEC. The new GHG standard applies only to existing coal-fired and new natural gas electric generating units and will therefore have limited impact on Tampa Electric generating units. Big Bend Unit 4 is the only unit affected. As written, the rule would require Big Bend Unit 4 to retire in 2039 without major enhancements to the unit, instead of the current planned retirement date of 2040.

The new CCR rule covers any landfill or impoundment in existence at an inactive power facility but not receiving CCRs as of 2015, any CCR placed into the environment for beneficial uses, or CCR units (landfills and impoundments) previously closed under state programs. TEC is currently evaluating the impact of the new CCR rule at the Big Bend Power Station.

TEC expects that the costs to comply with new environmental regulations would be eligible for recovery. If approved as prudent, the costs would be reflected in customers’ bills, recovered through either the ECRC or base rates.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by Item 3 is omitted pursuant to General Instruction H(2) of Form 10-Q.

Item 4. CONTROLS AND PROCEDURES

(a)
Evaluation of Disclosure Controls and Procedures. TEC’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of TEC’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2024. Based on such evaluation, TEC’s principal financial officer and principal executive officer have concluded that, as of March 31, 2024, TEC’s disclosure controls and procedures are effective.
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

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

From time to time, TEC is involved in various legal, tax and regulatory proceedings before various courts, regulatory commissions and governmental agencies in the ordinary course of business. Where appropriate, accruals are made in accordance with accounting standards for contingencies to provide for matters that are probable of resulting in an estimable loss. For a discussion of legal proceedings and environmental matters, see Note 8 of the TEC Condensed Financial Statements.

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

*

10.2

Eighth Amended and Restated Credit Agreement, dated April 1, 2024, by and among Tampa Electric Company, as Borrower, with Wells Fargo Bank, National Association, as Administrative Agent, and the Lenders party thereto (Exhibit 10.1, Form 8-K dated April 1, 2024 of Tampa Electric Company).

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

101.INS**	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema Document.

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	Inline XBRL Taxonomy Label Linkbase Document.

101.PRE**	Inline XBRL Taxonomy Presentation Linkbase Document.

104	The cover page from TEC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 has been formatted in Inline XBRL.

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

TAMPA ELECTRIC COMPANY
(Registrant)

Date: May 10, 2024	By:	/s/ Gregory W. Blunden
Gregory W. Blunden
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)