Form 10-Q
period 2024-06-30
TAMPA ELECTRIC CO
filed 2024-08-09
CIK 96271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 8, 2024, there were 10 shares of Tampa Electric Company’s common stock issued and outstanding, all of which were held, beneficially and of record, by TECO Holdings, Inc.

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
EUSHI

Emera US Holdings Inc., a wholly owned subsidiary of Emera, which is the sole shareholder of TECO Holdings’ common stock as of April 1, 2024, and the sole shareholder of TECO Energy's common stock prior to April 1, 2024

FASB	Financial Accounting Standards Board
FDEP	Florida Department of Environmental Protection
FERC	Federal Energy Regulatory Commission
FPSC	Florida Public Service Commission
GHG	greenhouse gas
IRS	Internal Revenue Service
ITCs	investment tax credits
kWac	kilowatt on an alternating current basis
MBS	mortgage-backed securities
MD&A	the section of this report entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations
MGP	manufactured gas plant
MMBTU	one million British Thermal Units
MRV	market-related value
MW	megawatt(s)
MWH	megawatt-hour(s)
NAV	net asset value
Note	Note to financial statements
NPDES	National Pollutant Discharge Elimination System
NPNS	normal purchase normal sale
O&M expenses	operations and maintenance expenses
OCI	other comprehensive income
OPC	Office of Public Counsel
OPEB	other postemployment benefits
Parent	the direct parent company of Tampa Electric Company, which is TECO Holdings, Inc. as of April 1, 2024, and TECO Energy, Inc., prior to April 1, 2024
PBO	projected benefit obligation
PGS	Peoples Gas System, the former gas division of Tampa Electric Company
PGSI	Peoples Gas System, Inc.
PPA	power purchase agreement
PRP	potentially responsible party

R&D	research and development
REIT	real estate investment trust
ROE	return on common equity
Regulatory ROE	return on common equity as determined for regulatory purposes
S&P	Standard and Poor’s
SEC	U.S. Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
SoBRAs	solar base rate adjustments
SPP	storm protection plan
STIF	short-term investment fund
TEC	Tampa Electric Company
TECO Energy	TECO Energy, Inc., the direct parent company of Tampa Electric Company prior to April 1, 2024
TECO Holdings	TECO Holdings, Inc., the direct parent company of Tampa Electric Company as of April 1, 2024
U.S. GAAP	generally accepted accounting principles in the United States

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

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

TAMPA ELECTRIC COMPANY

Condensed Balance Sheets

Unaudited

Assets	June 30,	December 31,
(millions)	2024	2023
Property, plant and equipment
Utility plant, at original costs	$14,176	$13,655
Accumulated depreciation	(3,548)	(3,443)
Utility plant, net	10,628	10,212
Other property	16	16
Total property, plant and equipment, net	10,644	10,228

Current assets
Cash and cash equivalents	10	5
Restricted cash	10	0
Receivables, less allowance for credit losses of $2 and $2 at June 30, 2024 and December 31, 2023, respectively	301	286
Due from affiliates	30	19
Inventories, at average cost
Fuel	35	36
Materials and supplies	184	181
Regulatory assets	80	161
Prepayments and other current assets	36	32
Total current assets	686	720

Other assets
Regulatory assets	829	827
Other	80	56
Total other assets	909	883
Total assets	$12,239	$11,831

The accompanying notes are an integral part of the condensed financial statements.

TAMPA ELECTRIC COMPANY

Condensed Balance Sheets - continued

Unaudited

Liabilities and Capitalization	June 30,	December 31,
(millions)	2024	2023
Capitalization
Common stock	$4,925	$4,505
Accumulated other comprehensive loss	(1)	(1)
Retained earnings	270	219
Total capital	5,194	4,723
Long-term debt	3,933	3,933
Total capitalization	9,127	8,656

Current liabilities
Long-term debt due within one year	300	300
Notes payable	65	209
Accounts payable	298	354
Due to affiliates	13	10
Customer deposits	123	121
Regulatory liabilities	103	94
Accrued interest	40	28
Accrued taxes	60	14
Other	47	43
Total current liabilities	1,049	1,173

Long-term liabilities
Deferred income taxes	899	880
Regulatory liabilities	737	701
Investment tax credits	233	237
Deferred credits and other liabilities	194	184
Total long-term liabilities	2,063	2,002

Commitments and Contingencies (see Note 8)

Total liabilities and capitalization	$12,239	$11,831

The accompanying notes are an integral part of the condensed financial statements.

TAMPA ELECTRIC COMPANY

Condensed Statements of Income and Comprehensive Income

Unaudited

	Three months ended June 30,
(millions)	2024	2023
Revenues
Electric	$672	$677
Expenses
Fuel	131	139
Purchased power	35	24
Operations and maintenance	142	157
Depreciation and amortization	113	105
Taxes, other than income	59	58
Total expenses	480	483
Income from operations	192	194
Other income
Allowance for equity funds used during construction	6	4
Interest income from affiliates	0	10
Other income, net	3	9
Total other income	9	23
Interest charges
Interest expense	49	60
Interest expense to affiliates	0	2
Allowance for borrowed funds used during construction	(2)	(1)
Total interest charges	47	61
Income before provision for income taxes	154	156
Provision for income taxes	18	24
Net income	$136	$132
Comprehensive income	$136	$132

The accompanying notes are an integral part of the condensed financial statements.

TAMPA ELECTRIC COMPANY

Condensed Statements of Income and Comprehensive Income

Unaudited

	Six months ended June 30,
(millions)	2024	2023
Revenues
Electric	$1,220	$1,229
Expenses
Fuel	264	276
Purchased power	43	34
Operations and maintenance	276	275
Depreciation and amortization	225	209
Taxes, other than income	111	110
Total expenses	919	904
Income from operations	301	325
Other income
Allowance for equity funds used during construction	11	7
Interest income from affiliates	0	18
Other income, net	9	19
Total other income	20	44
Interest charges
Interest expense	100	116
Interest expense to affiliates	0	5
Allowance for borrowed funds used during construction	(4)	(2)
Total interest charges	96	119
Income before provision for income taxes	225	250
Provision for income taxes	26	39
Net income	$199	$211
Comprehensive income	$199	$211

The accompanying notes are an integral part of the condensed financial statements.

TAMPA ELECTRIC COMPANY

Condensed Statements of Cash Flows

Unaudited

	Six months ended June 30,
(millions)	2024	2023
Cash flows from operating activities
Net income	$199	$211
Adjustments to reconcile net income to cash from operating activities:
Depreciation and amortization	225	209
Deferred income taxes and investment tax credits	0	(3)
Allowance for equity funds used during construction	(11)	(7)
Deferred recovery clauses	82	160
Regulatory assets and liabilities	45	57
Pension and post-retirement asset and liabilities	(7)	(12)
Other	1	5
Changes in working capital:
Receivables, less allowance for credit losses	(12)	(65)
Inventories	(2)	(30)
Taxes accrued	32	37
Interest accrued	12	6
Accounts payable	(65)	(119)
Other	(4)	15
Cash flows from operating activities	495	464
Cash flows used in investing activities
Capital expenditures	(607)	(571)
Net proceeds from sale of assets	3	0
Cash flows used in investing activities	(604)	(571)
Cash flows from financing activities
Equity contributions from Parent	420	200
Proceeds from long-term debt issuance	495	0
Net increase (decrease) in short-term debt (maturities of 90 days or less)	(641)	205
Advances to affiliate	0	(132)
Dividends to Parent	(148)	(170)
Other	(2)	(1)
Cash flows from financing activities	124	102
Net increase (decrease) in cash, cash equivalents and restricted cash	15	(5)
Cash and cash equivalents at beginning of period	5	10
Cash, cash equivalents and restricted cash at end of period	$20	$5
Cash, cash equivalents and restricted cash consists of:
Cash and cash equivalents	$10	$5
Restricted cash	10	0
Cash, cash equivalents and restricted cash	$20	$5
Supplemental disclosure of non-cash activities
Change in accrued capital expenditures	$15	$(14)
Change in notes receivable from PGS	$0	$(736)

The accompanying notes are an integral part of the condensed financial statements.

TAMPA ELECTRIC COMPANY

Condensed Statements of Capitalization

Unaudited

				Accumulated
				Other
		Common	Retained	Comprehensive	Total
(millions, except share amounts)	Shares	Stock	Earnings	Loss	Capital
Three months ended June 30, 2024
Balance, March 31, 2024	10	$4,805	$197	$(1)	$5,001
Net income			136		136
Equity contributions from Parent		120			120
Dividends to Parent			(63)		(63)
Balance, June 30, 2024	10	$4,925	$270	$(1)	$5,194

Three months ended June 30, 2023
Balance, March 31, 2023	10	$4,305	$213	$(1)	$4,517
Net income			132		132
Equity contributions from Parent		100			100
Dividends to Parent			(79)		(79)
Balance, June 30, 2023	10	$4,405	$266	$(1)	$4,670

Six months ended June 30, 2024
Balance, December 31, 2023	10	$4,505	$219	$(1)	$4,723
Net income			199		199
Equity contributions from Parent		420			420
Dividends to Parent			(148)		(148)
Balance, June 30, 2024	10	$4,925	$270	$(1)	$5,194

Six months ended June 30, 2023
Balance, December 31, 2022	10	5,075	$346	$(1)	$5,420
Net income			211		211
Separation of PGS equity from TEC		(871)	(121)		(992)
Equity contributions from Parent		200			200
Dividends to Parent			(170)		(170)
Other		1			1
Balance, June 30, 2023	10	$4,405	$266	$(1)	$4,670

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

UNAUDITED

1. Summary of Significant Accounting Policies

See TEC’s Annual Report on Form 10-K for the year ended December 31, 2023 for a complete discussion of accounting policies. The significant accounting policies for TEC include:

Principles of Consolidation and Basis of Presentation

TEC is comprised of the electric division, referred to as Tampa Electric, and prior to January 1, 2023, the natural gas division, referred to as PGS. Prior to April 1, 2024, TEC was a wholly owned subsidiary of TECO Energy, which is an indirect, wholly owned subsidiary of Emera. On April 1, 2024, TECO Energy distributed its investment in TEC to TECO Holdings, Inc. in a transaction intended to qualify as a tax-free reorganization. This new corporation is also an indirect, wholly owned subsidiary of Emera.

In the opinion of management, the unaudited condensed financial statements include all adjustments that are of a recurring nature and necessary to state fairly the financial position of TEC as of June 30, 2024 and December 31, 2023, and the results of operations and cash flows for the periods ended June 30, 2024 and 2023. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results that can be expected for the entire fiscal year ending December 31, 2024.

The use of estimates is inherent in the preparation of financial statements in accordance with U.S. GAAP. Actual results could differ from these estimates. The year-end Condensed Balance Sheet was derived from audited financial statements; however, this quarterly report on Form 10-Q does not include all year-end disclosures required for an annual report on Form 10-K by U.S. GAAP.

Restricted Cash

Restricted cash represents the amount of funds required to be set aside in escrow for upcoming acquisitions of land and other properties.

Receivables and Allowance for Credit Losses

Receivables on the Condensed Balance Sheets include receivables from contracts with customers, which consist of services to residential, commercial, industrial and other customers, totaling $301 million and $284 million as of June 30, 2024 and December 31, 2023, respectively. An allowance for credit losses is established based on TEC’s collection experience and reasonable and supportable forecasts that affect the collectibility of the reported amount. Circumstances that could affect TEC’s estimates of credit losses include, but are not limited to, customer credit issues, generating fuel prices, customer deposits and general economic conditions. Accounts are reserved in the allowance or written off once they are deemed to be uncollectible.

As of June 30, 2024 and December 31, 2023, unbilled revenues of $91 million and $63 million, respectively, are included in the “Receivables” line item on the Condensed Balance Sheets.

Accounting for Franchise Fees and Gross Receipts

TEC is allowed to recover certain costs from customers on a dollar-for-dollar basis through rates approved by the FPSC. The amounts included in customers’ bills for franchise fees and gross receipt taxes are included as revenues on the Condensed Statements of Income. Franchise fees and gross receipt taxes payable by TEC are included as an expense on the Condensed Statements of Income in “Taxes, other than income”. These amounts totaled $31 million and $35 million for the three months ended June 30, 2024 and 2023, respectively, and totaled $57 million and $63 million for the six months ended June 30, 2024 and 2023, respectively.

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

Tampa Electric Mid-Course Adjustment to Fuel Recovery

On April 2, 2024, Tampa Electric requested a mid-course adjustment to its fuel and capacity charges, reflecting a $138 million reduction over 12 months, from June 2024 through May 2025. The requested reduction is due to a significant decrease in actual and projected 2024 natural gas prices since Tampa Electric submitted its projected 2024 costs in the fall of 2023. On May 7, 2024, the FPSC voted to approve the mid-course adjustment.

Regulatory Assets and Liabilities

Details of the regulatory assets and liabilities are presented in the following table:

Regulatory Assets and Liabilities
(millions)	June 30, 2024	December 31, 2023
Regulatory assets:
Regulatory tax asset (1)	$114	$112
Cost-recovery clauses (2)	15	94
Capital cost recovery for early retired assets (3)	515	507
Postretirement benefits (4)	235	236
Storm reserve (5)	0	7
Other	30	32
Total regulatory assets	909	988
Less: Current portion	80	161
Long-term regulatory assets	$829	$827
Regulatory liabilities:
Regulatory tax liability (6)	$463	$477
Cost-recovery clauses - deferred balances (2)	22	20
Accumulated reserve - cost of removal (7)	304	271
Storm reserve (5)	5	0
Other	46	27
Total regulatory liabilities	840	795
Less: Current portion	103	94
Long-term regulatory liabilities	$737	$701

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
(5)
In the event of a named storm that results in damage to its system, Tampa Electric can petition the FPSC to seek recovery of those costs over a 12-month period or longer as determined by the FPSC, as well as replenish its reserve to $56 million, the level of the reserve as of October 31, 2013. The regulatory asset as of December 31, 2023 was related to the excess of the storm reserve balance associated with storm restoration cost recovery. The regulatory asset was included in rate base and earned interest as permitted by the FPSC. The regulatory liability as of June 30, 2024 is related to the replenishment of the balance in the reserve.
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

4. Income Taxes

Inflation Reduction Act

On August 16, 2022, the Inflation Reduction Act was signed into legislation and includes numerous tax incentives for clean energy, such as the extension and modification of existing investment and production tax credits for projects placed in service through 2024, the expansion of ITC for energy storage technology beginning in 2023 and introduces new technology-neutral clean energy related credits beginning in 2025. TEC has determined that electing production tax credits for its solar plants placed in service through 2024 will be more beneficial for customers compared to ITCs and has recorded a regulatory liability in recognition of its obligation to pass the tax benefits to customers of $40 million and $23 million as of June 30, 2024 and December 31, 2023, respectively.

Income Tax Expense

TEC is included in a consolidated U.S. federal income tax return with EUSHI and its subsidiaries. TEC’s income tax expense is based upon a standalone return method, modified for the benefits-for-loss allocation in accordance with EUSHI's tax sharing agreement. To the extent that TEC’s cash tax positions are settled differently than the amount reported as realized under the tax sharing agreement, the difference is accounted for as either a capital contribution or a distribution.

TEC’s effective tax rates for the six months ended June 30, 2024 and 2023 were 11.6% and 15.6%, respectively. The June 30, 2024 and 2023 effective tax rates are an estimate of the annual effective income tax rate. TEC’s effective tax rate for the six months ended June 30, 2024 and 2023 differed from the statutory rate principally due to production tax credits and amortization of the regulatory tax liability resulting from tax reform. The effective tax rate for the six months ended June 30, 2024 is lower compared to the same period in 2023 primarily due to production tax credits. See Note 3 for further information regarding the regulatory tax liability.

Unrecognized Tax Benefits

As of June 30, 2024 and December 31, 2023, the amount of unrecognized tax benefits was $11 million and $10 million, respectively, all of which was recorded as a reduction of deferred income tax assets for tax credit carryforwards. The unrecognized tax benefits, if recognized, would reduce TEC’s effective tax rate.

5. Employee Postretirement Benefits

TEC is a participant in the comprehensive retirement plans of TECO Energy, LLC (formerly known as TECO Energy, Inc. prior to April 1, 2024). The following table presents detail related to TECO Energy’s periodic benefit cost for pension and other postretirement benefits. Amounts disclosed for TECO Energy’s pension benefits include the amounts related to its qualified pension plan and non-qualified, non-contributory SERP and Restoration Plan.

TECO Energy Benefit Cost
(millions)	Pension Benefits		Other Postretirement Benefits
Three months ended June 30,	2024	2023	2024	2023
Components of net periodic benefit cost
Service cost	$5	$4	$0	$0
Interest cost	8	9	1	2
Expected return on assets	(13)	(13)	0	0
Amortization of actuarial loss (gain)	1	1	0	(1)
Settlement cost (1)	0	2	0	0
Net periodic benefit cost	$1	$3	$1	$1
Six months ended June 30,
Components of net periodic benefit cost
Service cost	$9	$8	$0	$0
Interest cost	17	18	3	4
Expected return on assets	(27)	(27)	0	0
Amortization of actuarial loss (gain)	3	2	(1)	(1)
Settlement cost (1)	0	2	0	0
Net periodic benefit cost	$2	$3	$2	$3

(1) Represents TEC's SERP and Restoration Plan settlement charges as a result of the prior retirements of certain executives.

TEC’s portion of the net periodic benefit cost for the three months ended June 30, 2024 and 2023, respectively, was $0 million and $1 million for pension benefits, and $1 million and $2 million for other postretirement benefits. TEC’s portion of the net periodic benefit cost for the six months ended June 30, 2024 and 2023, respectively, was $0 million and $1 million for pension benefits, and $2 million and $3 million for other postretirement benefits. TEC’s portion of net periodic benefit costs for pension and other benefits is included as an expense on the Condensed Statements of Income in “Operations & maintenance”.

TECO Energy assumed a long-term EROA of 7.05% and a discount rate of 5.27% for pension benefits under its qualified pension plan for 2024. For TECO Energy’s other postretirement benefits, TECO Energy used a discount rate of 5.28% for 2024.

TECO Energy made contributions of $12 million and $8 million to its qualified pension plan in the six months ended June 30, 2024 and 2023, respectively. TEC’s portion of these contributions was $7 million and $5 million during the six months ended June 30, 2024 and 2023, respectively. TECO Holdings expects to make contributions to the pension plan of $4 million for the remainder of 2024. See Note 1 for further information regarding TECO Holdings. TEC estimates its portion of the remaining 2024 contribution to be $3 million.

Included in the benefit cost discussed above, for the three and six months ended June 30, 2024, $1 million and $2 million, respectively, of unamortized prior service benefits and costs and actuarial gains and losses were reclassified by TEC from regulatory assets to the Condensed Statement of Income, compared with $1 million and $1 million for the three and six months ended June 30, 2023, respectively.

6. Short-Term Debt

Details of TEC’s short-term borrowings are presented in the following table:

	June 30, 2024				December 31, 2023
		Borrowings	Borrowings	Letters		Borrowings	Borrowings	Letters
	Credit	Outstanding -	Outstanding -	of Credit	Credit	Outstanding -	Outstanding -	of Credit
(millions)	Facilities	Credit Facilities (1)	Commercial Paper (1)	Outstanding	Facilities	Credit Facilities (1)	Commercial Paper (1)	Outstanding
Credit facility (2)	$800	$0	$65	$1	$800	$0	$706	$1
1-year term facility (3)	0	0	0	0	200	0	0	0
1-year term facility (4)	0	0	0	0	200	0	0	0
Total	$800	$0	$65	$1	$1,200	$0	$706	$1

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
(3)
On March 1, 2023, TEC entered into a 1-year term facility that matured on February 28, 2024.
(4)
On April 3, 2023, TEC entered into a 1-year term facility that matured on April 1, 2024.

At June 30, 2024, these credit facilities required a commitment fee of 12.5 basis points. The weighted-average interest rate on borrowings outstanding under the credit facilities and commercial paper at June 30, 2024 and December 31, 2023 was 5.48% and 5.68%, respectively.

As of June 30, 2024 and December 31, 2023, the carrying value of TEC’s short-term debt was not materially different from the fair value due to the short-term nature of the instruments and because the stated rates approximate market rates. The fair value of TEC’s short-term debt is determined using Level 2 measurements.

7. Long-Term Debt

Fair Value of Long-Term Debt

At June 30, 2024, TEC’s long-term debt, including the current portion, had a carrying amount of $4,233 million and an estimated fair market value of $3,728 million. At December 31, 2023, long-term debt had a carrying amount of $4,233 million and an estimated fair market value of $3,831 million. The fair value of the debt securities is determined using Level 2 measurements.

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

TEC 3.875% Notes due 2024

On July 12, 2024, TEC repaid a $300 million note upon maturity. This note was repaid with proceeds from commercial paper.

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

Long-Term Commitments

TEC has commitments for various purchases as disclosed below, including payment obligations under contractual agreements for fuel, fuel transportation and power purchases that are recovered from customers under regulatory clauses. The following is a schedule of future payments under net purchase obligations/commitments at June 30, 2024:

			Fuel	Long-term
		Capital	and	Service
(millions)	Transportation	Projects	Gas Supply	Agreements	Other (1)	Total

2024	$71	$515	$124	$7	$9	$726
2025	131	47	69	22	8	277
2026	130	15	17	23	2	187
2027	130	6	4	22	2	164
2028	102	0	1	17	1	121
Thereafter	840	0	0	33	75	948
Total future minimum payments	$1,404	$583	$215	$124	$97	$2,423

(1) Other includes contractual obligations under operating leases, demand side management, and purchased power agreements.

Debt Covenants

TEC must meet certain financial tests, including a debt to capital ratio, as defined in the applicable debt agreements and has certain restrictive covenants in specific agreements and debt instruments. At June 30, 2024, TEC was in compliance with all required covenants.

9. Revenue

The following disaggregates TEC’s revenue by major source:

(millions)
Three months ended June 30,	2024	2023
Electric revenue
Residential	$385	$430
Commercial	177	201
Industrial	42	50
Regulatory deferrals	(28)	(97)
Unbilled revenue	24	21
Other (1)	72	72
Total revenue	$672	$677

Six months ended June 30,	2024	2023
Electric revenue
Residential	$689	$755
Commercial	332	371
Industrial	82	96
Regulatory deferrals	(50)	(160)
Unbilled revenue	27	24
Other (1)	140	143
Total revenue	$1,220	$1,229

(1)
Other electric revenue includes sales to public authorities, off-system sales to other utilities and various other items.

Remaining Performance Obligations

Remaining performance obligations primarily represent lighting contracts with fixed contract terms. As of June 30, 2024 and December 31, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $78 million and $78 million, respectively. As allowed under ASC 606, Revenue from Contracts with Customers, these amounts exclude contracts with an original expected length of one year or less and variable amounts for which TEC recognizes revenue at the amount to which it has the right to invoice for services performed. TEC expects to recognize revenue for the remaining performance obligations through 2044.

Item 2. MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS

Operating Company Results

Amounts included below are pre-tax, except net income and income taxes.

Tampa Electric’s net income for the second quarter of 2024 was $136 million, compared with $132 million for the same period in 2023. Results primarily reflected higher base revenues resulting from customer growth and the 2021 rate case settlement agreement, partially offset by higher depreciation expense and O&M expense, excluding FPSC-approved cost-recovery clauses. Base revenues are energy sales excluding revenues from clauses, gross receipts taxes and franchise fees. Clauses, gross receipts taxes and franchise fees do not have a material effect on net income as these revenues substantially represent a dollar-for-dollar recovery of clause and other pass-through costs.

Revenues for the second quarter of 2024 were $5 million lower than in the same period in 2023, driven by decreased storm surcharge revenue, partially offset by customer growth and new base rates as a result of the 2021 rate case settlement agreement. Total degree days (a measure of heating and cooling demand) in Tampa Electric's service area in the second quarter of 2024 were 10% above normal (a 20-year statistical degree day average) and 2% above the 2023 period, reflecting favorable weather in the second quarter of 2024 compared to 2023. Net energy for load, which is a calendar measurement of energy output, increased by 3% in the second quarter of 2024 compared to the same period in 2023.

O&M expense for the second quarter of 2024 was $15 million lower than in 2023 due to decreased storm cost recognition of $26 million related to storm surcharge revenue (offset in revenue), offset by increased operational expenses of $6 million and regulatory deferrals of $5 million. The increase in operating expenses was primarily due to higher generation costs related to outages, transmission and distribution expense, and bad debt expense. Depreciation and amortization expense increased $8 million for the second quarter of 2024 compared to 2023 as a result of additions to facilities and the in-service of generation projects.

Tampa Electric’s net income year-to-date 2024 was $199 million, compared with $211 million for the same period in 2023. Results primarily reflected higher depreciation expense and O&M expense, partially offset by higher base revenues resulting from customer growth and the 2021 rate case settlement agreement.

Revenues were $9 million lower than year-to-date 2023 primarily driven by decreased storm surcharge revenue and less favorable weather, partially offset by customer growth and new base rates as a result of the 2021 rate case settlement agreement. Total degree days (a measure of heating and cooling demand) in Tampa Electric's service area year-to-date 2024 were 3% above normal (a 20-year statistical degree day average) and 4% below the 2023 period, reflecting less favorable weather year-to-date in 2024 compared to 2023. Results also reflect a 2% increase in the number of customers year-to-date in 2024 compared to the same period in 2023. Net energy for load, which is a calendar measurement of energy output, for year-to date 2024 was consistent with the same period in 2023.

O&M expense was $1 million higher than year-to-date 2023 due to increased operational expenses of $14 million and regulatory deferrals of $7 million, offset by decreased storm cost recognition of $20 million related to storm surcharge revenue (offset in revenue). The increase in operating expenses was primarily due to higher generation costs related to outages, transmission and distribution expense, and bad debt expense. Depreciation and amortization expense increased $16 million year-to-date 2024 compared to the same period in 2023 primarily due to additions to facilities and the in-service of generation projects.

Tampa Electric’s regulated operating statistics for the three and six months ended June 30, 2024 and 2023 were as follows:

(millions, except customers and total degree days)	Operating Revenues			Kilowatt-Hours Billed
Three months ended June 30,	2024	2023	% Change	2024	2023	% Change
By Customer Type
Residential (1)	$385	$430	(10)	2,600	2,547	2
Commercial (1)	177	201	(12)	1,649	1,594	3
Industrial (1)	42	50	(16)	507	501	1
Other (1)	54	60	(10)	476	460	3
Regulatory deferrals and unbilled revenue (2)	(3)	(76)	(96)
Total retail sales of electricity	655	665	(2)	5,232	5,102	3
Off system sales of electricity	2	1	100	61	34	79
Other operating revenue	15	11	36
Total revenues	$672	$677	(1)	5,293	5,136	3
By Sales Type
Base	$399	$382	4
Clause	200	198	1
Capital cost recovery for early retired assets	17	17	0
Storm surcharge	7	33	(79)
Gross receipts taxes and franchise fees	31	35	(11)
Other	18	12	50
Total revenues	$672	$677	(1)
Retail net energy for load (kilowatt hours)	5,884	5,725	3
Total degree days	1,390	1,359	2

(millions, except customers and total degree days)	Operating Revenues			Kilowatt-Hours Billed
Six months ended June 30,	2024	2023	% Change	2024	2023	% Change
By Customer Type
Residential (1)	$689	$755	(9)	4,558	4,620	(1)
Commercial (1)	332	371	(11)	3,011	2,997	0
Industrial (1)	82	96	(15)	984	994	(1)
Other (1)	105	117	(10)	898	912	(2)
Regulatory deferrals and unbilled revenue (2)	(23)	(136)	(83)
Total retail sales of electricity	1,185	1,203	(1)	9,451	9,523	(1)
Off system sales of electricity	7	3	133	192	87	121
Other operating revenue	28	23	22
Total revenues	$1,220	$1,229	(1)	9,643	9,610	0
By Sales Type
Base	$714	$703	2
Clause	369	372	(1)
Capital cost recovery for early retired assets	32	32	0
Storm surcharge	13	33	(61)
Gross receipts taxes and franchise fees	57	63	(10)
Other	35	26	35
Total revenues	$1,220	$1,229	(1)

Customers at June 30, (thousands)	850	833	2
Retail net energy for load (kilowatt-hours)	10,343	10,308	0
Total degree days	1,920	1,993	(4)

(1)
Reflects a billing cycle measurement.
(2)
Primarily reflects unbilled revenue, which incorporates a calendar measurement, and postings for clause recovery deferrals.

Other Income

For the second quarter of 2024 and 2023, respectively, TEC’s other income was $9 million and $23 million, which included AFUDC-equity of $6 million and $4 million, interest income from affiliate of $0 and $10 million, and other income of $3 million and $9 million. For the year-to-date periods in 2024 and 2023, respectively, TEC’s other income was $20 million and $44 million, which included AFUDC-equity of $11 million and $7 million, interest income from affiliate of $0 and $18 million, and other income of $9 million and $19 million. The decrease in interest income from affiliate is primarily due to the repayment of the receivable from PGS on December 20, 2023. The decrease in other income is primarily due to lower interest income on the deferred fuel balance.

Interest Expense

For the second quarter of 2024 and 2023, TEC’s interest expense, including interest expense to affiliates and excluding AFUDC-debt, was $49 million and $62 million, respectively. For the year-to-date periods in 2024 and 2023, TEC’s interest expense, including interest expense to affiliates and excluding AFUDC-debt, was $100 million and $121 million, respectively. The decrease was due to lower borrowings resulting from proceeds received from affiliate loan repayments related to the separation of PGS from TEC in 2023 and lower fuel under-recoveries. The weighted-average interest rate on borrowings outstanding under the credit facilities and commercial paper at June 30, 2024 and 2023 was 5.48% and 5.72%, respectively. See Other Income above for information regarding the 2023 interest income from affiliate associated with PGS's allocation of short-term and long-term debt resulting from the separation of PGS from TEC as of January 1, 2023. The 2023 interest income from affiliate partially offsets the impact of TEC's 2023 interest expense within Net Income on the Statement of Income.

Income Taxes

The provisions for income taxes were $18 million and $24 million for the three months ended June 30, 2024 and 2023, respectively, and $26 million and $39 million for the six months ended June 30, 2024 and 2023, respectively. Compared to the 2023 periods, the decrease in the provision for income taxes for the three and six months ended June 30, 2024 was primarily the result of lower pre-tax income and production tax credits related to solar facilities.

Liquidity and Capital Resources

The table below sets forth the June 30, 2024 liquidity, cash balances and amounts available under the TEC credit facilities.

(millions)
Credit facilities/ commercial paper / advances from affiliates	$800
Drawn amounts/letters of credit	(66)
Available credit facilities	734
Cash	10
Total liquidity	$744

Cash Impacts Related to Operating Activities

Cash flows from operating activities in the six months ended June 30, 2024 were $495 million, an increase of $31 million compared to the same period in 2023. Increases to cash from operations were primarily due to the timing of vendor invoice payments, changes in accounts receivable balances resulting from decreased fuel and storm cost recoveries reflected in customer bills, and lower inventory balances due to higher inventory purchases in 2023 to alleviate supply chain constraints.

Cash Impacts Related to Financing Activities

Cash flows from financing activities for the six months ended June 30, 2024 resulted in net cash inflows of $124 million. TEC received $495 million of net proceeds from a long-term debt issuance and $420 million of equity contributions from Parent, partially offset by $641 million of net payments in short-term debt with maturities with 90 days or less and $148 million of dividends to Parent.

Covenants in Financing Agreements

In order to utilize its bank credit facilities, TEC must meet certain financial tests as defined in the applicable agreements. In addition, TEC has certain restrictive covenants in specific agreements and debt instruments. At June 30, 2024, TEC was in compliance with all applicable financial covenants. The following table contains the significant financial covenant and the performance relative to it at June 30, 2024.

Significant Financial Covenants

			Calculation at
Instrument (1)	Financial Covenant (2)	Requirement/Restriction	June 30, 2024
Credit facility - $800 million	Debt/capital	Cannot exceed 65%	45.3%

(1)
See Note 6 to the TEC Condensed Financial Statements for details of the credit facility.
(2)
As defined in the instrument.

Credit Ratings of Senior Unsecured Debt at June 30, 2024

	S&P	Moody’s	Fitch
Credit ratings of senior unsecured debt	BBB+	A3	A
Credit ratings outlook	Negative	Negative	Negative

Certain of TEC’s derivative instruments contain provisions that require TEC’s debt to maintain investment-grade credit ratings.

Commitments and Contingencies

See Note 8 to the TEC Condensed Financial Statements for information regarding TEC’s commitments and contingencies as of June 30, 2024.

Regulatory Matters

See Note 3 to the TEC Condensed Financial Statements for information regarding TEC’s regulatory matters as of June 30, 2024.

Fair Value Measurements

TEC considered the impact of nonperformance risk in determining the fair value of derivatives. TEC considered the net position with each counterparty, past performance and the intent of the parties, indications of credit deterioration and whether the markets in which TEC transacts have experienced dislocation. At June 30, 2024, the fair value of derivatives was not materially affected by nonperformance risk.

Critical Accounting Policies and Estimates

Critical accounting policies and estimates have not materially changed in 2024. For further discussion of critical accounting policies and estimates, see TEC’s Annual Report on Form 10-K for the year ended December 31, 2023.

Environmental Compliance

On April 24, 2024, the EPA issued its final power plant rules for certain electric generating units, including (i) new GHG standards; (ii) Mercury and Air Toxics Standards (MATS); (iii) Effluent Limit Guidelines (ELGs) and (iv) new Coal Combustion Residual (CCR) rules. The new MATS and ELGs will not have a material impact on TEC. The new GHG standard applies only to existing coal-fired and new natural gas electric generating units and will therefore have limited impact on Tampa Electric generating units. Big Bend Unit 4 is the only unit affected. As written, the rule would require Big Bend Unit 4 to retire in 2039 without major enhancements to the unit, instead of the current planned retirement date of 2040.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by Item 3 is omitted pursuant to General Instruction H(2) of Form 10-Q.

Item 4. CONTROLS AND PROCEDURES

(a)
Evaluation of Disclosure Controls and Procedures. TEC’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of TEC’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2024. Based on such evaluation, TEC’s principal financial officer and principal executive officer have concluded that, as of June 30, 2024, TEC’s disclosure controls and procedures are effective.
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

101.INS**	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema Document.

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	Inline XBRL Taxonomy Label Linkbase Document.

101.PRE**	Inline XBRL Taxonomy Presentation Linkbase Document.

104	The cover page from TEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 has been formatted in Inline XBRL.

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

TAMPA ELECTRIC COMPANY
(Registrant)

Date: August 8, 2024	By:	/s/ Gregory W. Blunden
Gregory W. Blunden
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)