Form 10-Q
period 2024-09-30
TAMPA ELECTRIC CO
filed 2024-11-12
CIK 96271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 8, 2024, there were 10 shares of Tampa Electric Company’s common stock issued and outstanding, all of which were held, beneficially and of record, by TECO Holdings, Inc.

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

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

TAMPA ELECTRIC COMPANY

Condensed Balance Sheets

Unaudited

Assets	September 30,	December 31,
(millions)	2024	2023
Property, plant and equipment
Utility plant, at original costs	$14,487	$13,655
Accumulated depreciation	(3,604)	(3,443)
Utility plant, net	10,883	10,212
Other property	17	16
Total property, plant and equipment, net	10,900	10,228

Current assets
Cash and cash equivalents	15	5
Receivables, less allowance for credit losses of $2 and $2 at September 30, 2024 and December 31, 2023, respectively	307	286
Due from affiliates	26	19
Inventories, at average cost
Fuel	40	36
Materials and supplies	182	181
Regulatory assets	104	161
Prepayments and other current assets	40	32
Total current assets	714	720

Other assets
Regulatory assets	841	827
Other	83	56
Total other assets	924	883
Total assets	$12,538	$11,831

The accompanying notes are an integral part of the condensed financial statements.

TAMPA ELECTRIC COMPANY

Condensed Balance Sheets - continued

Unaudited

Liabilities and Capitalization	September 30,	December 31,
(millions)	2024	2023
Capitalization
Common stock	$5,060	$4,505
Accumulated other comprehensive loss	(1)	(1)
Retained earnings	319	219
Total capital	5,378	4,723
Long-term debt	3,934	3,933
Total capitalization	9,312	8,656

Current liabilities
Long-term debt due within one year	0	300
Notes payable	385	209
Accounts payable	302	354
Due to affiliates	9	10
Customer deposits	124	121
Regulatory liabilities	188	94
Accrued interest	45	28
Accrued taxes	79	14
Other	54	43
Total current liabilities	1,186	1,173

Long-term liabilities
Deferred income taxes	920	880
Regulatory liabilities	692	701
Investment tax credits	236	237
Deferred credits and other liabilities	192	184
Total long-term liabilities	2,040	2,002

Commitments and Contingencies (see Note 8)

Total liabilities and capitalization	$12,538	$11,831

The accompanying notes are an integral part of the condensed financial statements.

TAMPA ELECTRIC COMPANY

Condensed Statements of Income and Comprehensive Income

Unaudited

	Three months ended September 30,
(millions)	2024	2023
Revenues
Electric	$724	$795
Expenses
Fuel	139	179
Purchased power	25	31
Operations and maintenance	138	172
Depreciation and amortization	115	107
Taxes, other than income	59	67
Total expenses	476	556
Income from operations	248	239
Other income
Allowance for equity funds used during construction	9	6
Interest income from affiliates	0	10
Other income, net	4	8
Total other income	13	24
Interest charges
Interest expense	52	60
Interest expense to affiliates	0	3
Allowance for borrowed funds used during construction	(3)	(2)
Total interest charges	49	61
Income before provision for income taxes	212	202
Provision for income taxes	27	32
Net income	$185	$170
Comprehensive income	$185	$170

The accompanying notes are an integral part of the condensed financial statements.

TAMPA ELECTRIC COMPANY

Condensed Statements of Income and Comprehensive Income

Unaudited

	Nine months ended September 30,
(millions)	2024	2023
Revenues
Electric	$1,944	$2,024
Expenses
Fuel	403	455
Purchased power	68	65
Operations and maintenance	414	447
Depreciation and amortization	340	316
Taxes, other than income	170	177
Total expenses	1,395	1,460
Income from operations	549	564
Other income
Allowance for equity funds used during construction	20	13
Interest income from affiliates	0	28
Other income, net	13	27
Total other income	33	68
Interest charges
Interest expense	152	176
Interest expense to affiliates	0	8
Allowance for borrowed funds used during construction	(7)	(4)
Total interest charges	145	180
Income before provision for income taxes	437	452
Provision for income taxes	53	71
Net income	$384	$381
Comprehensive income	$384	$381

The accompanying notes are an integral part of the condensed financial statements.

TAMPA ELECTRIC COMPANY

Condensed Statements of Cash Flows

Unaudited

	Nine months ended September 30,
(millions)	2024	2023
Cash flows from operating activities
Net income	$384	$381
Adjustments to reconcile net income to cash from operating activities:
Depreciation and amortization	340	316
Deferred income taxes and investment tax credits	3	(18)
Allowance for equity funds used during construction	(20)	(13)
Deferred recovery clauses	132	312
Regulatory assets and liabilities	24	75
Pension and post-retirement asset and liabilities	(10)	(20)
Other	5	15
Changes in working capital:
Receivables, less allowance for credit losses	(18)	(132)
Inventories	(5)	(47)
Taxes accrued	55	81
Interest accrued	17	22
Accounts payable	(47)	(51)
Other	(7)	(10)
Cash flows from operating activities	853	911
Cash flows used in investing activities
Capital expenditures	(989)	(889)
Net proceeds from sale of assets	3	0
Cash flows used in investing activities	(986)	(889)
Cash flows from financing activities
Equity contributions from Parent	555	300
Proceeds from long-term debt issuance	495	0
Repayment of long-term debt	(300)	0
Net increase (decrease) in short-term debt (maturities of 90 days or less)	(321)	139
Advances to affiliate	0	(160)
Dividends to Parent	(284)	(302)
Other	(2)	(1)
Cash flows from (used in) financing activities	143	(24)
Net increase (decrease) in cash and cash equivalents	10	(2)
Cash and cash equivalents at beginning of period	5	10
Cash and cash equivalents at end of period	$15	$8
Supplemental disclosure of non-cash activities
Change in accrued capital expenditures	$3	$(19)
Change in notes receivable from PGS	$0	$(736)

The accompanying notes are an integral part of the condensed financial statements.

TAMPA ELECTRIC COMPANY

Condensed Statements of Capitalization

Unaudited

				Accumulated
				Other
		Common	Retained	Comprehensive	Total
(millions, except share amounts)	Shares	Stock	Earnings	Loss	Capital
Three months ended September 30, 2024
Balance, June 30, 2024	10	$4,925	$270	$(1)	$5,194
Net income			185		185
Equity contributions from Parent		135			135
Dividends to Parent			(136)		(136)
Balance, September 30, 2024	10	$5,060	$319	$(1)	$5,378

Three months ended September 30, 2023
Balance, June 30, 2023	10	$4,405	$266	$(1)	$4,670
Net income			170		170
Equity contributions from Parent		100			100
Dividends to Parent			(132)		(132)
Balance, September 30, 2023	10	$4,505	$304	$(1)	$4,808

Nine months ended September 30, 2024
Balance, December 31, 2023	10	$4,505	$219	$(1)	$4,723
Net income			384		384
Equity contributions from Parent		555			555
Dividends to Parent			(284)		(284)
Balance, September 30, 2024	10	$5,060	$319	$(1)	$5,378

Nine months ended September 30, 2023
Balance, December 31, 2022	10	5,075	$346	$(1)	$5,420
Net income			381		381
Separation of PGS equity from TEC		(871)	(121)		(992)
Equity contributions from Parent		300			300
Dividends to Parent			(302)		(302)
Other		1			1
Balance, September 30, 2023	10	$4,505	$304	$(1)	$4,808

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

In the opinion of management, the unaudited condensed financial statements include all adjustments that are of a recurring nature and necessary to state fairly the financial position of TEC as of September 30, 2024 and December 31, 2023, and the results of operations and cash flows for the periods ended September 30, 2024 and 2023. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that can be expected for the entire fiscal year ending December 31, 2024.

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

Receivables and Allowance for Credit Losses

Receivables on the Condensed Balance Sheets include receivables from contracts with customers, which consist of services to residential, commercial, industrial and other customers, totaling $307 million and $284 million as of September 30, 2024 and December 31, 2023, respectively. An allowance for credit losses is established based on TEC’s collection experience and reasonable and supportable forecasts that affect the collectibility of the reported amount. Circumstances that could affect TEC’s estimates of credit losses include, but are not limited to, customer credit issues, generating fuel prices, customer deposits and general economic conditions. Accounts are reserved in the allowance or written off once they are deemed to be uncollectible.

As of September 30, 2024 and December 31, 2023, unbilled revenues of $92 million and $63 million, respectively, are included in the “Receivables” line item on the Condensed Balance Sheets.

Accounting for Franchise Fees and Gross Receipts

TEC is allowed to recover certain costs from customers on a dollar-for-dollar basis through rates approved by the FPSC. The amounts included in customers’ bills for franchise fees and gross receipt taxes are included as revenues on the Condensed Statements of Income. Franchise fees and gross receipt taxes payable by TEC are included as an expense on the Condensed Statements of Income in “Taxes, other than income”. These amounts totaled $35 million and $43 million for the three months ended September 30, 2024 and 2023, respectively, and totaled $92 million and $106 million for the nine months ended September 30, 2024 and 2023, respectively.

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

Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU 2024-03, Income Statement Reporting–Comprehensive Income–Expense Disaggregation Disclosures (Subtopic 220-40), Disaggregation of Income Statement Expenses. The standard update improves the disclosures about a public business entity’s expenses by requiring more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation and amortization) included within income statement expense captions. The guidance will be effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The standard updates are to be applied prospectively with the option for retrospective application. TEC is currently evaluating the impact of adoption of the standard update on its financial statement disclosures.

3. Regulatory

Tampa Electric Base Rates

On April 2, 2024, Tampa Electric requested a base rate increase, reflecting an increased revenue requirement increase of $297 million, effective January 1, 2025, and additional adjustments of $100 million and $72 million for 2026 and 2027, respectively. Tampa Electric’s proposed rates include recovery of solar generation projects, energy storage capacity, a more resilient and modernized energy control center, and other resiliency and reliability projects. Prior to the rate case hearing, Tampa Electric submitted revisions to its requested base rate increase to reflect items that included production tax credits, energy storage life expectancy, and the company’s grid reliability and resilience project. The company’s August 22, 2024, requested revenue requirement reflects a base rate increase of $288 million, effective January 1, 2025, and adjustments of $92 million and $65 million for 2026 and 2027, respectively. From August 26 through 30, 2024, Tampa Electric’s rate case hearing was heard by the FPSC. A decision by the FPSC is expected by the end of 2024.

Tampa Electric Mid-Course Adjustment to Fuel Recovery

On April 2, 2024, Tampa Electric requested a mid-course adjustment to its fuel and capacity charges, reflecting a $138 million reduction over 12 months, from June 2024 through May 2025. The requested reduction is due to a significant decrease in actual and projected 2024 natural gas prices since Tampa Electric submitted its projected 2024 costs in the fall of 2023. On May 7, 2024, the FPSC approved the mid-course adjustment.

Tampa Electric Storm Restoration Cost Recovery

In accordance with Tampa Electric’s 2021 rate case settlement agreement, in the event of a named storm that results in damage to its system, Tampa Electric can petition the FPSC to seek recovery of those costs over a 12-month period or longer as determined by the FPSC, as well as replenish its storm reserve regulatory liability. Based on an FPSC order, if the charges to the storm reserve exceed the reserve liability account balance, the excess is to be carried as a regulatory asset. At June 30, 2024, the balance in the reserve liability for storm restoration costs was $5 million. At September 30, 2024, the balance in the regulatory asset for storm restoration costs was $35 million.

Hurricane Helene made landfall on September 26, 2024. Tampa Electric was impacted by Hurricane Helene, resulting in a peak number of customers out of approximately 100,000. Tampa Electric expects approximately $45 million to $55 million to be charged to the storm reserve regulatory asset and a minimal impact to earnings. The majority of the costs that are expected to be charged to the storm regulatory accounts were recorded in September 2024.

Hurricane Milton, the worst weather event to impact the area in over 100 years, made landfall on October 9, 2024. Tampa Electric was impacted by Hurricane Milton, resulting in a peak number of customers out of approximately 600,000. Tampa Electric expects approximately $320 million to $370 million to be charged to the storm reserve regulatory asset and a minimal impact to earnings.

Restoration costs for the storms described above will be deferred and are expected to be collected from customers in subsequent periods. Tampa Electric will determine the timing of the request for recovery of Hurricane Helene and Hurricane Milton costs at a future time.

Regulatory Assets and Liabilities

Details of the regulatory assets and liabilities are presented in the following table:

Regulatory Assets and Liabilities
(millions)	September 30, 2024	December 31, 2023
Regulatory assets:
Regulatory tax asset (1)	$117	$112
Cost-recovery clauses (2)	17	94
Capital cost recovery for early retired assets (3)	513	507
Postretirement benefits (4)	234	236
Storm reserve (5)	35	7
Other	29	32
Total regulatory assets	945	988
Less: Current portion	104	161
Long-term regulatory assets	$841	$827
Regulatory liabilities:
Regulatory tax liability (6)	$445	$477
Cost-recovery clauses - deferred balances (2)	75	20
Accumulated reserve - cost of removal (7)	302	271
Other	58	27
Total regulatory liabilities	880	795
Less: Current portion	188	94
Long-term regulatory liabilities	$692	$701

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

4. Income Taxes

Inflation Reduction Act

On August 16, 2022, the Inflation Reduction Act was signed into legislation and includes numerous tax incentives for clean energy, such as the extension and modification of existing investment and production tax credits for projects placed in service through 2024, the expansion of ITC for energy storage technology beginning in 2023 and introduces new technology-neutral clean energy related credits beginning in 2025. TEC has determined that electing production tax credits for its solar plants placed in service through 2024 will be more beneficial for customers compared to ITCs and has recorded a regulatory liability in recognition of its obligation to pass the tax benefits to customers of $52 million and $23 million as of September 30, 2024 and December 31, 2023, respectively.

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

TEC’s effective tax rates for the nine months ended September 30, 2024 and 2023 were 12.1% and 15.7%, respectively. The September 30, 2024 and 2023 effective tax rates are an estimate of the annual effective income tax rate. TEC’s effective tax rate for the nine months ended September 30, 2024 and 2023 differed from the statutory rate principally due to production tax credits and amortization of the regulatory tax liability resulting from tax reform. The effective tax rate for the nine months ended September 30, 2024 is lower compared to the same period in 2023 primarily due to production tax credits. See Note 3 for further information regarding the regulatory tax liability.

Unrecognized Tax Benefits

As of September 30, 2024 and December 31, 2023, the amount of unrecognized tax benefits was $11 million and $10 million, respectively, all of which was recorded as a reduction of deferred income tax assets for tax credit carryforwards. The unrecognized tax benefits, if recognized, would reduce TEC’s effective tax rate.

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

TECO Energy Benefit Cost
(millions)	Pension Benefits		Other Postretirement Benefits
Three months ended September 30,	2024	2023	2024	2023
Components of net periodic benefit cost
Service cost	$4	$3	$1	$0
Interest cost	9	8	2	2
Expected return on assets	(14)	(13)	0	0
Amortization of actuarial loss (gain)	2	2	(1)	0
Settlement cost (1)	0	0	0	0
Net periodic benefit cost	$1	$0	$2	$2
Nine months ended September 30,
Components of net periodic benefit cost
Service cost	$13	$11	$1	$0
Interest cost	26	26	5	6
Expected return on assets	(41)	(40)	0	0
Amortization of actuarial loss (gain)	5	4	(2)	(1)
Settlement cost (1)	0	2	0	0
Net periodic benefit cost	$3	$3	$4	$5

(1) Represents TEC's SERP and Restoration Plan settlement charges as a result of the prior retirements of certain executives.

TEC’s portion of the net periodic benefit cost for the three months ended September 30, 2024 and 2023, respectively, was $1 million and $0 million for pension benefits, and $1 million and $1 million for other postretirement benefits. TEC’s portion of the net periodic benefit cost for the nine months ended September 30, 2024 and 2023, respectively, was $1 million and $1 million for pension benefits, and $3 million and $4 million for other postretirement benefits. TEC’s portion of net periodic benefit costs for pension and other benefits is included as an expense on the Condensed Statements of Income in “Operations & maintenance”.

TECO Energy assumed a long-term EROA of 7.05% and a discount rate of 5.27% for pension benefits under its qualified pension plan for 2024. For TECO Energy’s other postretirement benefits, TECO Energy used a discount rate of 5.28% for 2024.

TECO Energy and TECO Holdings made contributions of $16 million and $16 million to its qualified pension plan in the nine months ended September 30, 2024 and 2023, respectively. TEC’s portion of these contributions was $10 million and $10 million during the nine months ended September 30, 2024 and 2023, respectively. TECO Holdings does not expect to make contributions to the pension plan for the remainder of 2024. See Note 1 for further information regarding TECO Holdings.

Included in the benefit cost discussed above, for the three and nine months ended September 30, 2024, $0 million and $2 million, respectively, of unamortized prior service benefits and costs and actuarial gains and losses were reclassified by TEC from regulatory assets to the Condensed Statement of Income, compared with $0 million and $1 million for the three and nine months ended September 30, 2023, respectively.

6. Short-Term Debt

Details of TEC’s short-term borrowings are presented in the following table:

	September 30, 2024				December 31, 2023
		Borrowings	Borrowings	Letters		Borrowings	Borrowings	Letters
	Credit	Outstanding -	Outstanding -	of Credit	Credit	Outstanding -	Outstanding -	of Credit
(millions)	Facilities	Credit Facilities (1)	Commercial Paper (1)	Outstanding	Facilities	Credit Facilities (1)	Commercial Paper (1)	Outstanding
Credit facility (2)	$800	$0	$385	$1	$800	$0	$706	$1
1-year term facility (3)	0	0	0	0	200	0	0	0
1-year term facility (4)	0	0	0	0	200	0	0	0
Total	$800	$0	$385	$1	$1,200	$0	$706	$1

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
(3)
On March 1, 2023, TEC entered into a 1-year term facility that matured on February 28, 2024.
(4)
On April 3, 2023, TEC entered into a 1-year term facility that matured on April 1, 2024.

At September 30, 2024, these credit facilities required a commitment fee of 12.5 basis points. The weighted-average interest rate on borrowings outstanding under the credit facilities and commercial paper at September 30, 2024 and December 31, 2023 was 5.03% and 5.68%, respectively.

As of September 30, 2024 and December 31, 2023, the carrying value of TEC’s short-term debt was not materially different from the fair value due to the short-term nature of the instruments and because the stated rates approximate market rates. The fair value of TEC’s short-term debt is determined using Level 2 measurements.

7. Long-Term Debt

Fair Value of Long-Term Debt

At September 30, 2024, TEC’s long-term debt, including the current portion, had a carrying amount of $3,934 million and an estimated fair market value of $3,629 million. At December 31, 2023, long-term debt, including the current portion, had a carrying amount of $4,233 million and an estimated fair market value of $3,831 million. The fair value of the debt securities is determined using Level 2 measurements.

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

Long-Term Commitments

TEC has commitments for various purchases as disclosed below, including payment obligations under contractual agreements for fuel, fuel transportation and power purchases that are recovered from customers under regulatory clauses. The following is a schedule of future payments under net purchase obligations/commitments at September 30, 2024:

			Fuel	Long-term
		Capital	and	Service
(millions)	Transportation	Projects (1)	Gas Supply	Agreements	Other (2)	Total

2024	$35	$496	$60	$6	$6	$603
2025	146	54	144	22	8	374
2026	145	14	30	23	2	214
2027	177	5	4	22	2	210
2028	138	0	1	17	1	157
Thereafter	1,320	0	0	33	75	1,428
Total future minimum payments	$1,961	$569	$239	$123	$94	$2,986

(1) These estimates are subject to continuing review and adjustment and actual capital expenditures may vary significantly from these estimates.

(2) Other includes contractual obligations under operating leases, demand side management, and purchased power agreements.

Debt Covenants

TEC must meet certain financial tests, including a debt to capital ratio, as defined in the applicable debt agreements and has certain restrictive covenants in specific agreements and debt instruments. At September 30, 2024, TEC was in compliance with all required covenants.

9. Revenue

The following disaggregates TEC’s revenue by major source:

(millions)
Three months ended September 30,	2024	2023
Electric revenue
Residential	$471	$567
Commercial	190	234
Industrial	42	56
Regulatory deferrals	(56)	(137)
Unbilled revenue	1	(8)
Other (1)	76	83
Total revenue	$724	$795

Nine months ended September 30,	2024	2023
Electric revenue
Residential	$1,160	$1,322
Commercial	522	605
Industrial	124	152
Regulatory deferrals	(106)	(297)
Unbilled revenue	28	16
Other (1)	216	226
Total revenue	$1,944	$2,024

(1)
Other electric revenue includes sales to public authorities, off-system sales to other utilities and various other items.

Remaining Performance Obligations

Remaining performance obligations primarily represent lighting contracts with fixed contract terms. As of September 30, 2024 and December 31, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $78 million and $78 million, respectively. As allowed under ASC 606, Revenue from Contracts with Customers, these amounts exclude contracts with an original expected length of one year or less and variable amounts for which TEC recognizes revenue at the amount to which it has the right to invoice for services performed. TEC expects to recognize revenue for the remaining performance obligations through 2044.

Item 2. MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS

Operating Company Results

Amounts included below are pre-tax, except net income and income taxes.

Tampa Electric’s net income for the third quarter of 2024 was $185 million, compared with $170 million for the same period in 2023. Results primarily reflected higher base revenues resulting from customer growth and the 2021 rate case settlement agreement combined with additional storm protection plan return on investment and additional AFUDC earnings, partially offset by the impact of unfavorable weather and higher depreciation expense. Base revenues are energy sales excluding revenues from clauses, gross receipts taxes and franchise fees. Clauses, gross receipts taxes and franchise fees do not have a material effect on net income as these revenues substantially represent a dollar-for-dollar recovery of clause and other pass-through costs.

Revenues for the third quarter of 2024 were $71 million lower than in the same period in 2023, driven by decreased fuel clause and storm surcharge revenue and less favorable weather, partially offset by customer growth and new base rates as a result of the 2021 rate case settlement agreement. Total degree days (a measure of heating and cooling demand) in Tampa Electric's service area in the third quarter of 2024 were 6% above normal (a 20-year statistical degree day average) and 6% below the 2023 period, reflecting unfavorable weather in the third quarter of 2024 compared to 2023. Net energy for load, which is a calendar measurement of energy output, decreased by 1% in the third quarter of 2024 compared to the same period in 2023.

O&M expense for the third quarter of 2024 was $34 million lower than in 2023 due to decreased storm cost recognition of $34 million related to storm surcharge revenue (offset in revenue). Depreciation and amortization expense increased $8 million for the third quarter of 2024 compared to 2023 as a result of additions to facilities and the in-service of generation projects.

Tampa Electric’s net income year-to-date 2024 was $384 million, compared with $381 million for the same period in 2023. Results primarily reflected higher base revenues resulting from customer growth and the 2021 rate case settlement agreement combined with additional storm protection plan return on investment and additional AFUDC earnings, partially offset by the impact of unfavorable weather, higher depreciation expense and higher operations and maintenance expense.

Revenues were $80 million lower than year-to-date 2023 primarily driven by decreased fuel clause and storm surcharge revenue and less favorable weather, partially offset by customer growth and new base rates as a result of the 2021 rate case settlement agreement. Total degree days (a measure of heating and cooling demand) in Tampa Electric's service area year-to-date 2024 were 4% above normal (a 20-year statistical degree day average) and 5% below the 2023 period, reflecting less favorable weather year-to-date in 2024 compared to 2023. Results also reflect a 2% increase in the number of customers year-to-date in 2024 compared to the same period in 2023. Net energy for load, which is a calendar measurement of energy output, for year-to date 2024 was consistent with the same period in 2023.

O&M expense was $33 million lower than year-to-date 2023 due to decreased storm cost recognition of $55 million related to storm surcharge revenue (offset in revenue) partially offset by increased operational expenses of $10 million and regulatory deferrals of $12 million. The increase in operating expenses was primarily due to higher generation costs related to outages, transmission and distribution expense, and bad debt expense. Depreciation and amortization expense increased $24 million year-to-date 2024 compared to the same period in 2023 primarily due to additions to facilities and the in-service of generation projects.

Tampa Electric’s regulated operating statistics for the three and nine months ended September 30, 2024 and 2023 were as follows:

(millions, except customers and total degree days)	Operating Revenues			Kilowatt-Hours Billed
Three months ended September 30,	2024	2023	% Change	2024	2023	% Change
By Customer Type
Residential (1)	$471	$567	(17)	3,321	3,400	(2)
Commercial (1)	190	234	(19)	1,905	1,901	0
Industrial (1)	42	56	(25)	541	579	(7)
Other (1)	57	68	(16)	555	543	2
Regulatory deferrals and unbilled revenue (2)	(55)	(145)	(62)
Total retail sales of electricity	705	780	(10)	6,322	6,423	(2)
Off system sales of electricity	4	3	33	115	496	(77)
Other operating revenue	15	12	25
Total revenues	$724	$795	(9)	6,437	6,919	(7)
By Sales Type
Base	$442	$431	3
Clause	198	241	(18)
Capital cost recovery for early retired assets	21	21	0
Storm surcharge	9	43	(79)
Gross receipts taxes and franchise fees	35	43	(19)
Other	19	16	19
Total revenues	$724	$795	(9)
Retail net energy for load (kilowatt hours)	6,658	6,714	(1)
Total degree days	1,800	1,908	(6)

(millions, except customers and total degree days)	Operating Revenues			Kilowatt-Hours Billed
Nine months ended September 30,	2024	2023	% Change	2024	2023	% Change
By Customer Type
Residential (1)	$1,160	$1,322	(12)	7,879	8,020	(2)
Commercial (1)	522	605	(14)	4,916	4,898	0
Industrial (1)	124	152	(18)	1,525	1,573	(3)
Other (1)	162	185	(12)	1,453	1,455	(0)
Regulatory deferrals and unbilled revenue (2)	(78)	(281)	(72)
Total retail sales of electricity	1,890	1,983	(5)	15,773	15,946	(1)
Off system sales of electricity	11	6	83	307	583	(47)
Other operating revenue	43	35	23
Total revenues	$1,944	$2,024	(4)	16,080	16,529	(3)
By Sales Type
Base	$1,157	$1,134	2
Clause	566	614	(8)
Capital cost recovery for early retired assets	53	52	2
Storm surcharge	22	77	(71)
Gross receipts taxes and franchise fees	92	106	(13)
Other	54	41	32
Total revenues	$1,944	$2,024	(4)

Customers at September 30, (thousands)	854	836	2
Retail net energy for load (kilowatt-hours)	17,001	17,022	(0)
Total degree days	3,720	3,901	(5)

(1)
Reflects a billing cycle measurement.
(2)
Primarily reflects unbilled revenue, which incorporates a calendar measurement, and postings for clause recovery deferrals.

Other Income

For the third quarter of 2024 and 2023, respectively, TEC’s other income was $13 million and $24 million, which included AFUDC-equity of $9 million and $6 million, interest income from affiliate of $0 and $10 million, and other income of $4 million and $8 million. For the year-to-date periods in 2024 and 2023, respectively, TEC’s other income was $33 million and $68 million, which included AFUDC-equity of $20 million and $13 million, interest income from affiliate of $0 and $28 million, and other income of $13 million and $27 million. The increase in AFUDC-equity is primarily due to the timing of resiliency and other projects. The decrease in interest income from affiliate is primarily due to the repayment of the receivable from PGS on December 20, 2023. The decrease in other income is primarily due to lower interest income on the deferred fuel balance.

Interest Expense

For the third quarter of 2024 and 2023, TEC’s interest expense, including interest expense to affiliates and excluding AFUDC-debt, was $52 million and $63 million, respectively. For the year-to-date periods in 2024 and 2023, TEC’s interest expense, including interest expense to affiliates and excluding AFUDC-debt, was $152 million and $184 million, respectively. The decrease was due to lower borrowings resulting from proceeds received from affiliate loan repayments related to the separation of PGS from TEC in 2023 and lower fuel under-recoveries. See Other Income above for information regarding the 2023 interest income from affiliate associated with PGS's allocation of short-term and long-term debt resulting from the separation of PGS from TEC as of January 1, 2023. The 2023 interest income from affiliate partially offsets the impact of TEC's 2023 interest expense within Net Income on the Statement of Income.

Income Taxes

The provisions for income taxes were $27 million and $32 million for the three months ended September 30, 2024 and 2023, respectively, and $53 million and $71 million for the nine months ended September 30, 2024 and 2023, respectively. Compared to the 2023 periods, the decrease in the provision for income taxes for the three and nine months ended September 30, 2024 was primarily due to higher benefit from production tax credits related to solar facilities.

Liquidity and Capital Resources

The table below sets forth the September 30, 2024 liquidity, cash balances and amounts available under the TEC credit facilities.

(millions)
Credit facilities/ commercial paper	$800
Drawn amounts/letters of credit	(386)
Available credit facilities	414
Cash	15
Total liquidity	$429

Cash Impacts Related to Operating Activities

Cash flows from operating activities in the nine months ended September 30, 2024 were $853 million, a decrease of $58 million compared to the same period in 2023. Decreases to cash from operations were primarily due to the timing of fuel cost collection and changes in accounts receivable balances resulting from decreased fuel and storm cost recoveries reflected in customer bills.

Cash Impacts Related to Financing Activities

Cash flows from financing activities for the nine months ended September 30, 2024 resulted in net cash inflows of $143 million. TEC received $555 million of equity contributions from Parent and $495 million of net proceeds from a long-term debt issuance, partially offset by $321 million of net payments in short-term debt with maturities with 90 days or less, $300 million of repayment of long-term debt and $284 million of dividends to Parent.

Covenants in Financing Agreements

In order to utilize its bank credit facilities, TEC must meet certain financial tests as defined in the applicable agreements. In addition, TEC has certain restrictive covenants in specific agreements and debt instruments. At September 30, 2024, TEC was in compliance with all applicable financial covenants. The following table contains the significant financial covenant and the performance relative to it at September 30, 2024.

Significant Financial Covenants

			Calculation at
Instrument (1)	Financial Covenant (2)	Requirement/Restriction	September 30, 2024
Credit facility - $800 million	Debt/capital	Cannot exceed 65%	44.5%

(1)
See Note 6 to the TEC Condensed Financial Statements for details of the credit facility.
(2)
As defined in the instrument.

Credit Ratings of Senior Unsecured Debt at September 30, 2024

	S&P	Moody’s	Fitch
Credit ratings of senior unsecured debt	BBB+	A3	A
Credit ratings outlook	Negative	Negative	Negative

Certain of TEC’s derivative instruments contain provisions that require TEC’s debt to maintain investment-grade credit ratings.

Commitments and Contingencies

See Note 8 to the TEC Condensed Financial Statements for information regarding TEC’s commitments and contingencies as of September 30, 2024.

Regulatory Matters

See Note 3 to the TEC Condensed Financial Statements for information regarding TEC’s regulatory matters, including TEC's request for a base rate increase and TEC's storm restoration cost recovery.

Fair Value Measurements

TEC considered the impact of nonperformance risk in determining the fair value of derivatives. TEC considered the net position with each counterparty, past performance and the intent of the parties, indications of credit deterioration and whether the markets in which TEC transacts have experienced dislocation. At September 30, 2024, the fair value of derivatives was not materially affected by nonperformance risk.

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

The new CCR rule covers any landfill or impoundment in existence at an inactive power facility but not receiving CCRs as of 2015, any CCR placed into the environment for beneficial uses, or CCR units (landfills and impoundments) previously closed under state programs. TEC is currently evaluating the impact of the new CCR rule at the Big Bend Power Station and will likely require site evaluations beginning in 2025 to determine the presence or absence of CCR management units. If found, additional evaluations would be required in 2026 and based on those findings, modifications to the site groundwater monitoring could be required beginning in 2027 to determine the need for additional corrective action.

TEC expects that the costs to comply with new environmental regulations would be eligible for recovery. If approved as prudent, the costs would be reflected in customers’ bills, recovered through either the ECRC or base rates.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by Item 3 is omitted pursuant to General Instruction H(2) of Form 10-Q.

Item 4. CONTROLS AND PROCEDURES

(a)
Evaluation of Disclosure Controls and Procedures. TEC’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of TEC’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2024. Based on such evaluation, TEC’s principal financial officer and principal executive officer have concluded that, as of September 30, 2024, TEC’s disclosure controls and procedures are effective.
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

101.INS**	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema Document.

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	Inline XBRL Taxonomy Label Linkbase Document.

101.PRE**	Inline XBRL Taxonomy Presentation Linkbase Document.

104	The cover page from TEC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 has been formatted in Inline XBRL.

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

TAMPA ELECTRIC COMPANY
(Registrant)

Date: November 8, 2024	By:	/s/ Gregory W. Blunden
Gregory W. Blunden
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)