Form 10-K
period 2024-12-31
TAMPA ELECTRIC CO
filed 2025-02-21
CIK 96271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2024

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

Yes ☐ No ☒

The aggregate market value of Tampa Electric Company’s common stock held by non-affiliates of the registrant as of June 30, 2024 was zero.

As of February 20, 2025, there were 10 shares of Tampa Electric Company’s common stock issued and outstanding, all of which were held, beneficially and of record, by TECO Holdings, Inc., an indirect wholly-owned subsidiary of Emera Inc.

Tampa Electric Company meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format specified in General Instruction I(2) of Form 10-K.

DEFINITIONS

Acronyms and defined terms used in this and other filings with the U.S. Securities and Exchange Commission include the following:

Term	Meaning

AFUDC	allowance for funds used during construction
AFUDC-debt	debt component of allowance for funds used during construction
AFUDC-equity	equity component of allowance for funds used during construction
APBO	accumulated postretirement benefit obligation
ARO	asset retirement obligation
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CCRs	coal combustion residuals
CO2	carbon dioxide
Emera	Emera Inc., a geographically diverse energy and services company headquartered in Nova Scotia, Canada and the indirect parent company of Tampa Electric Company
EPA	U.S. Environmental Protection Agency
ERISA	Employee Retirement Income Security Act
EUSHI

Emera US Holdings Inc., a wholly owned subsidiary of Emera, which is the sole shareholder of TECO Holdings’ common stock as of April 1, 2024, and the sole shareholder of TECO Energy's common stock prior to April 1, 2024

FASB	Financial Accounting Standards Board
FDEP	Florida Department of Environmental Protection
FERC	Federal Energy Regulatory Commission
FPSC	Florida Public Service Commission
GHG	greenhouse gas
IRS	Internal Revenue Service
ITCs	investment tax credits
MD&A	the section of this report entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations
MGP	manufactured gas plant
MMBTU	one million British Thermal Units
MW	megawatt(s)
MWH	megawatt-hour(s)
NAV	net asset value
Note	Note to financial statements
NPNS	normal purchase normal sale
O&M expenses	operations and maintenance expenses
OCI	other comprehensive income
OPEB	other postemployment benefits
Parent	the direct parent company of Tampa Electric Company, which is TECO Holdings, Inc. as of April 1, 2024, and TECO Energy, Inc., prior to April 1, 2024
PBO	projected benefit obligation
PGS	Peoples Gas System, the former gas division of Tampa Electric Company
PGSI	Peoples Gas System, Inc.
PPA	power purchase agreement
PRP	potentially responsible party
PTCs	production tax credits
ROE	return on common equity
Regulatory ROE	return on common equity as determined for regulatory purposes
S&P	Standard and Poor’s
SEC	U.S. Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
SPP	storm protection plan
TEC	Tampa Electric Company
TECO Energy	TECO Energy, Inc., the direct parent company of Tampa Electric Company prior to April 1, 2024
TECO Holdings	TECO Holdings, Inc., the direct parent company of Tampa Electric Company as of April 1, 2024
U.S. GAAP	generally accepted accounting principles in the United States

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

This Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties. Forward-looking statements generally can be identified by words such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," "projects," "will be," "will continue," "may," "could," "will likely result," and similar expressions. The factors that could cause actual results to differ materially from the forward-looking statements made by TEC include those factors discussed herein, including those factors discussed with respect to TEC discussed in (a) Part I, Item 1A. Risk Factors, (b) Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and (c) Part II, Item 8. Financial Statements: Note 8, Commitments and Contingencies; and (d) other factors discussed in filings with the SEC by TEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which apply only as of the date of this Report. TEC does not undertake any obligation to publicly release any revision to its forward-looking statements to reflect events or circumstances after the date of this Form 10-K.

All references to “dollars” and “$” in this and other filings with the U.S. Securities and Exchange Commission are references to U.S. dollars, unless specifically indicated otherwise.

PART I

Item 1. BUSINESS

Tampa Electric Company, referred to as TEC, was incorporated in Florida in 1899 and was reincorporated in 1949. All of TEC’s common stock is owned by TECO Holdings. TECO Holdings is an indirect, wholly owned subsidiary of Emera. Therefore, TEC is an indirect, wholly owned subsidiary of Emera.

TEC is a public utility operating within the State of Florida. TEC is comprised of the electric division, referred to as Tampa Electric, and prior to January 1, 2023, also included the natural gas division, referred to as PGS. Tampa Electric provides retail electric service to approximately 855,000 customers in West Central Florida with a net winter system generating capacity of 6,620 MW at December 31, 2024.

On January 1, 2023, TEC transferred the assets and liabilities of its PGS division into a separate corporation called Peoples Gas System, Inc. This new corporation is a wholly owned subsidiary of a newly formed gas operations holding company, TECO Gas Operations, Inc., a wholly owned subsidiary of TECO Holdings. See Note 1 to the 2024 Annual TEC Consolidated Financial Statements for information regarding the separation of PGS from TEC.

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

For TEC’s revenue and other financial information by operating segments, see Note 11 to the 2024 Annual TEC Consolidated Financial Statements.

TEC Human Capital

Tampa Electric had 2,587 employees as of December 31, 2024, substantially all of whom are located in Florida. Of these employees, 717 were represented by the International Brotherhood of Electrical Workers and 141 were represented by the Office and Professional Employees International Union.

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

TAMPA ELECTRIC – Electric Operations

Tampa Electric is engaged in the generation, purchase, transmission, distribution and sale of electric energy. The retail territory served comprises an area of about 2,000 square miles in West Central Florida, including Hillsborough County and parts of Polk, Pasco and Pinellas Counties. The principal communities served are Tampa, Temple Terrace, Winter Haven, Plant City and Dade City. Tampa Electric engages in wholesale sales to utilities and other resellers of electricity. At December 31, 2024, Tampa Electric had two generating stations in or near Tampa, one generating station in southwestern Polk County, 27 photovoltaic power stations (fifteen in Hillsborough County, ten in Polk County, and two in Pasco County), and one energy storage site.

The sources of Tampa Electric’s operating revenue and MWH sales were as follows:

Tampa Electric Operating Revenue

(millions)	2024	2023	2022
By Customer Type
Residential	$1,507	$1,711	$1,381
Commercial	686	803	666
Industrial	162	203	176
Other sales of electricity	215	248	215
Regulatory deferrals and unbilled revenue	(111)	(389)	(12)
Total energy sales	2,459	2,576	2,426
Off system sales	12	8	37
Other	55	53	60
Total revenues	$2,526	$2,637	$2,523
By Sales Type
Base	$1,490	$1,458	$1,342
Clause	751	802	901
Capital cost recovery for early retired assets	69	69	69
Storm surcharge	29	107	0
Gross receipts taxes and franchise fees	120	139	114
Other	67	62	97
Total revenues	$2,526	$2,637	$2,523

Megawatt-hour Sales

(thousands)	2024	2023	2022
Residential	10,269	10,307	10,109
Commercial	6,481	6,462	6,300
Industrial	2,019	2,082	2,111
Other sales of electricity	1,933	1,940	1,947
Total retail	20,702	20,791	20,467
Off system sales	343	254	405
Total energy sold	21,045	21,045	20,872

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

Tampa Electric’s 2024, 2023 and 2022 base rates reflect a settlement agreement approved by the FPSC on November 10, 2021. Tampa Electric's 2025 base rates reflect an FPSC order issued on February 3, 2025. See Note 3 to the 2024 Annual TEC Consolidated Financial Statements for information regarding Tampa Electric’s base rates, ROE and other regulatory matters.

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

During the fourth quarter of 2024, the FPSC approved cost-recovery rates for the above clauses effective January 1, 2025. See Note 3 to the 2024 Annual TEC Consolidated Financial Statements for further information. In addition, Tampa Electric’s 2021 rate case settlement agreement established a mechanism to recover the costs of retiring coal generation units and meter assets over a period of 15 years. The recovery started in January 2022 and will survive the term of the settlement agreement.

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

Competition

Tampa Electric’s retail electric business is substantially free from direct competition with other electric utilities, municipalities and public agencies. The principal form of competition at the retail level consists of self-generation available to users of electric energy. Such users may seek to expand their alternatives through various initiatives, including legislative and/or regulatory changes that would permit competition at the retail level. Tampa Electric intends to retain and expand its retail business by managing costs and providing quality service to retail customers.

Generation Sources

In 2024 and 2023, 89% and 88%, respectively, of Tampa Electric’s gross generation of electricity was natural gas-fired, with solar representing 11% and 8%, respectively, and coal representing less than 1% and 4%, respectively. In 2024 and 2023, Tampa Electric used its generating units to meet 91% and 92%, respectively, of the total system load requirements, with the remaining 9% and 8%, respectively coming from purchased power. Tampa Electric is required to maintain a generation capacity greater than firm peak demand. Tampa Electric meets the planning criteria for reserve capacity established by the FPSC, which is a 20% reserve margin over firm peak demand.

The table below presents information regarding Tampa Electric’s generation costs.

Average cost per MMBTU	2024	2023	2022
Natural Gas (1)	$3.65	$2.81	$8.32
Coal (2)	15.47	5.00	3.52

Average generation cost per MWh (3)	28.47	30.97	37.85

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

Natural Gas. Tampa Electric maintains gas commodity, pipeline transportation and storage contracts. As of December 31, 2024, 69% of Tampa Electric’s 2.0 million billion cubic feet of gas storage capacity was full. Tampa Electric has contracted for, on average, 48% of its expected gas needs for the January through December 2025 period. Tampa Electric expects to issue requests for proposals (RFPs) to meet its remaining 2025 gas needs and begin contracting for its 2026 requirements. Additional volume requirements are purchased in the short-term spot market.

Coal. Tampa Electric burned less than 0.1 million tons of coal during 2024, with similar usage anticipated in 2025. All of Tampa Electric's expected coal need in 2025 is under contract and stored on site. Tampa Electric takes coal deliveries primarily by water and uses transportation agreements with a rail provider if spot coal supplies are needed.

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

Tampa Electric has franchise agreements with 13 incorporated municipalities within its retail service area. At December 31, 2024, these agreements have various expiration dates ranging through 2052 and are expected to be renewed under similar terms and conditions.

Franchise fees expense totaled $59 million and $67 million in 2024 and 2023, respectively. Franchise fees are calculated using a formula based primarily on electric revenues and are recovered on a dollar-for-dollar basis from customers.

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

Environmental Matters

Tampa Electric operates stationary sources with air emissions regulated by the Clean Air Act. Its operations are also impacted by provisions in the Clean Water Act and federal and state legislative initiatives on environmental matters. TEC, through its Tampa Electric division and former PGS division, is a PRP for certain superfund sites and, through its former PGS division, for certain former manufactured gas plant sites. See Environmental Compliance section of the MD&A for additional information. As a result of the separation of the PGS division, PGS is now the responsible party for those sites (in addition to third party PRPs for certain sites). See Note 1 to the 2024 Annual TEC Consolidated Financial Statements for information regarding the separation of PGS from TEC.

PEOPLES GAS SYSTEM – Gas Operations

On January 1, 2023, TEC transferred the assets and liabilities of its PGS division into a separate corporation called Peoples Gas System, Inc. This new corporation is a wholly owned subsidiary of a newly formed gas operations holding company, TECO Gas Operations, Inc., a wholly owned subsidiary of TECO Energy. From and after January 1, 2023, the PGS business is no longer operated by TEC. See Note 1 to the 2024 Annual TEC Consolidated Financial Statements for further information regarding the separation of PGS from TEC. For information regarding PGS's Business in 2022, see “Item 1. Business” of TEC’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

Any changes in tax legislation could affect TEC’s future cash flows and financial position. The value of TEC’s existing deferred tax assets and liabilities are determined by existing tax laws and could be impacted by tax law changes, including any changes to the Inflation Reduction Act, as well as additional interpretations or technical corrections impacting the amount and timing of income tax payments or reduce or limit the ability to claim certain deductions and use carryforward tax benefits and/or credits. See Note 4 of the 2024 Annual TEC Consolidated Financial Statements for further information regarding TEC’s income taxes.

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

TEC may face risks associated with international and national trade laws and regulations which could affect operating costs.

Trade restrictions and imposition of new tariffs or trade restrictions could impact the availability and/or price of materials and equipment needed to support operations and capital investment and may affect operating costs and financial results.

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

TEC is a participant in the comprehensive retirement plans of TECO Energy. Under calculation requirements of the Pension Protection Act, as of the January 1, 2024 measurement date, TECO Energy’s pension plan was fully funded. Any future declines in the financial markets or interest rates could increase the amount of contributions required to fund its pension plan in the future and could cause pension expense to increase.

TEC’s financial condition and results could be adversely affected if its capital expenditures are greater than forecast or costs are not recoverable through rates.

TEC’s capital plan includes significant investments in generation, infrastructure modernization and customer-focused technologies. Any projects planned or currently in construction, particularly significant capital projects, may be subject to risks including, but not limited to, impact on costs from schedule delays, risk of cost overruns, ensuring compliance with operating and environmental requirements and other events within or beyond TEC’s control. Total costs may be higher than estimated, and there can be no assurance that TEC will be able to obtain the necessary project approvals, regulatory outcomes or applicable permits at the federal, state and/or local level to recover such expenditures through regulated rates. If TEC’s capital expenditures exceed the forecasted levels or are not recoverable, it may need to draw on credit facilities or access the capital markets on unfavorable terms.

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

In the event TEC’s ratings were downgraded to below investment grade, certain agreements could require immediate payment or full collateralization of net liability positions. Counterparties to its derivative instruments could request immediate payment or full collateralization of net liability positions. Credit provisions in long-term gas transportation agreements would give the transportation providers the right to demand collateral, which is estimated to be approximately $84 million at December 31, 2024.

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

TEC’s Information Security group of the Information Technology department has the direct responsibility for developing, monitoring, and enforcing information security standards and procedures; reviewing and approving all network interconnections for compliance to security standards; and assisting, consulting, and training individuals throughout TEC in the use of appropriate information security practices. This group is responsible for ensuring that all IT and OT cyber systems, assets, and networks are aligned with Emera and affiliate cybersecurity framework. TEC engages independent third-party consultants from time to time to assess the adequacy of its cybersecurity measures and assist in implementing any appropriate actions to address any vulnerabilities identified. In addition, TEC participates in an Electric Power Research Institute (EPRI) research project to develop cybersecurity performance metrics. EPRI offers a web-based platform, which supports automated cybersecurity data collection, security metrics calculation, visualization, and analysis. The Vice President of Information Technology and Chief Information Officer (CIO), who reports to the President and Chief Executive Officer, oversees this group and is responsible for managing the program, in collaboration with TEC’s businesses and functions. TEC’s CIO has advanced degrees in computer science and extensive experience in cybersecurity and information technology, including many years of experience at large organizations leading cybersecurity, IT processes and controls, strategy, architecture, delivery and support of IT applications, and overseeing large groups of employees and contractors responsible for carrying out these responsibilities.

TEC’s Vendor Risk Management process includes conducting risk assessments to identify and monitor cybersecurity risks associated with third-party service providers, including threat detection and security event notifications. TEC also has requirements for third-party service providers which include regulatory compliance and meeting policies and standards based on the National Institute of Standards and Technology Cybersecurity Frameworks. TEC’s processes also provide for mitigating cybersecurity risk from third parties through seeking to include in its agreements with third-party service providers, as applicable, cybersecurity provisions designed to appropriately address such risks.

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

Item 2. PROPERTIES

TEC believes that its physical properties are adequate to carry on its business as currently conducted. The properties of Tampa Electric are subject to a first mortgage bond indenture under which no bonds are currently outstanding.

Tampa Electric has electric generating stations in service, with a December 2024 net winter generating capability of 6,620 MWs. Tampa Electric assets include the Big Bend Power Station (1,623 MWs capacity), the Bayside Power Station (2,212 MWs capacity) and the Polk Power Station (1,420 MWs capacity). Also included in Tampa Electric’s assets as of December 31, 2024 are twenty-seven solar arrays (1,350 MWs capacity) and one energy storage site (15 MWs capacity).

Tampa Electric owns 74 transmission substations and 138 distribution substations with an aggregate transformer capacity of 16,872 mega volts amps. The Tampa Electric system has a 8,005 mega volts amps of generator step up unit capacity. The transmission system consists of 1,362 total circuit miles of high voltage transmission lines, including underground and double-circuit lines. The distribution system consists of 6,053 circuit miles of overhead lines and 6,805 circuit miles of underground lines. As of December 31, 2024, there were 869,996 meters in service. All of this property is located in Florida.

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

Tampa Electric has a lease for the office building in downtown Tampa, which serves as headquarters for TECO Holdings, Tampa Electric and PGS.

Item 3. LEGAL PROCEEDINGS

From time to time, TEC is involved in various legal, tax and regulatory proceedings before various courts, regulatory commissions and governmental agencies in the ordinary course of business. Where appropriate, accruals are made in accordance with accounting standards for contingencies to provide for matters that are probable of resulting in an estimable loss. For a discussion of legal proceedings and environmental matters, see Note 8 of the 2024 Annual TEC Consolidated Financial Statements.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

All of TEC’s common stock is owned by TECO Holdings, which in turn is owned by a subsidiary of Emera and, thus, is not listed on a stock exchange. Therefore, there is no market for such stock.

Item 6. [RESERVED]

Item 7. MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITIONS & RESULTS OF OPERATIONS

OVERVIEW

At December 31, 2024, Tampa Electric served approximately 855,000 customers in a 2,000-square-mile service area in West Central Florida and had electric generating plants with a winter peak generating capacity of 6,620 MW.

Prior to January 1, 2023, TEC had regulated electric and gas utility operations in Florida. From and after January 1, 2023, the gas utility operations are operated by PGSI, which is no longer a subsidiary of TEC. See Note 1 to the 2024 Annual TEC Consolidated Financial Statements for information regarding the separation of PGS from TEC. For information regarding PGS in 2022, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of TEC’s Annual Report on Form 10-K for the year ended December 31, 2022.

TEC is a wholly owned subsidiary of TECO Holdings, and TECO Holdings is a wholly owned subsidiary of Emera. Therefore, TEC is an indirect, wholly owned subsidiary of Emera. See Note 10 to the 2024 Annual TEC Consolidated Financial Statements for information regarding related party transactions.

OUTLOOK

TEC’s earnings are most directly impacted by the allowed rate of return on equity and the capital structures approved by the FPSC, the prudent management of operating costs, the approved recovery of regulatory deferrals, weather and its impact on energy sales, and the timing and amount of capital expenditures.

Tampa Electric anticipates earning within its ROE range in 2025. New base rates effective January 1, 2025, are projected to result in Tampa Electric's 2025 earnings to be higher than in 2024. Normalizing 2024 for weather, Tampa Electric sales volumes in 2025 are projected to be higher than in 2024 due to customer growth. Tampa Electric expects customer growth rates in 2025 to be comparable to 2024, reflective of the expected economic growth in Florida.

On April 2, 2024, Tampa Electric requested a base rate increase, reflecting an increased revenue requirement of $297 million, effective January 1, 2025, and additional adjustments of $100 million and $72 million for 2026 and 2027, respectively. Tampa Electric’s proposed rates include recovery of solar generation projects, energy storage capacity, a more resilient and modernized energy control center, and other resiliency and reliability projects. Prior to the rate case hearing, Tampa Electric submitted revisions to its requested base rate increase to reflect items that included production tax credits, energy storage life expectancy, and the company’s grid reliability and resilience project. The company’s August 22, 2024 requested revenue requirement reflects a base rate increase of $288 million, effective January 1, 2025, and adjustments of $92 million and $65 million for 2026 and 2027, respectively. From August 26 through 30, 2024, Tampa Electric’s rate case hearing was heard by the FPSC. On December 3, 2024, the FPSC rendered a decision during a Special Agenda and the final order, reflecting such decision, was issued on February 3, 2025. The FPSC decision includes an increase of $185 million in 2025 and adjustments of $87 million and $9 million in 2026 and 2027, respectively. The decision also allowed for equity in the capital structure to continue to be 54% from investor sources of capital. The allowed regulatory ROE range is 9.50% to 11.50% with a 10.50% midpoint, effective January 1, 2025. On February 18, 2025, a motion for reconsideration on certain aspects of the rate case order was filed with the FPSC. Tampa Electric will respond to this motion in February 2025. Tampa Electric expects the FPSC to reach a final decision on the motion in the second quarter of 2025.

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

Tampa Electric was impacted by Hurricane Idalia in September 2023. The related storm restoration costs were approximately $35 million, which were charged to the storm reserve regulatory asset. Hurricane Helene made landfall on September 26, 2024. Tampa Electric was impacted by Hurricane Helene, resulting in a peak number of customers out of approximately 100,000. As of December 31, 2024, TEC deferred $49 million to the storm reserve for future recovery, with a minimal impact to earnings. Hurricane Milton, the worst weather event to impact the area in over 100 years, made landfall on October 9, 2024. Tampa Electric was impacted by Hurricane Milton, resulting in a peak number of customers out of approximately 600,000. As of December 31, 2024, TEC deferred $340 million to the storm reserve for future recovery, with a minimal impact to earnings.

Restoration costs for the storms described above are deferred and will be collected from customers in subsequent periods. On February 4, 2025, the FPSC approved Tampa Electric’s petition filed on December 27, 2024 for the recovery of $466 million for costs associated with Hurricane Idalia, Hurricane Debby, Hurricane Helene and Hurricane Milton and the associated interest to replenish the storm reserve over an 18-month recovery period beginning in March 2025. The amount of cost-recovery is subject to a true-up mechanism with the FPSC.

In 2025, Tampa Electric expects to invest approximately $1.6 billion, excluding AFUDC, in capital projects. Capital projects include investments in solar, storm hardening, grid modernization, building resilience and energy storage. See Capital Investments below for further information.

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

The following table shows the revenues and net income of the business segments on a U.S. GAAP basis (see Note 11 to the 2024 Annual TEC Consolidated Financial Statements).

(millions)	2024	2023	2022
Revenues
Tampa Electric	$2,526	$2,637	$2,523
PGS			656
Eliminations			(10)
TEC	$2,526	$2,637	$3,169

Net income
Tampa Electric	$468	$466	$458
PGS			82
TEC	$468	$466	$540

See Electric Operations Results below for detail on the results of operations at Tampa Electric during 2024 compared to 2023. For information regarding 2023 results as compared to 2022, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of TEC’s Annual Report on Form 10-K for the year ended December 31, 2023.

TAMPA ELECTRIC

Electric Operations Results

Tampa Electric’s net income in 2024 was $468 million, compared with $466 million in 2023. Results primarily reflected higher base revenues resulting from the 2021 rate case settlement agreement and customer growth, combined with additional storm protection plan return on investment, partially offset by higher depreciation and operations & maintenance expenses. Base revenues are energy sales excluding revenues from clauses, gross receipts taxes and franchise fees. Clauses, gross receipts taxes and franchise fees do not have a material effect on net income as these revenues substantially represent a dollar-for-dollar recovery of clause and other pass-through costs. See the Operating Revenues and Operating Expenses sections below for additional information.

The table below provides a summary of Tampa Electric’s revenue and expenses and energy sales by customer type.

Summary of Operating Results

(millions, except customers and total degree days)	2024	% Change	2023	% Change	2022
Revenues	$2,526	(4)	$2,637	5	$2,523
O&M expense	545	(8)	595	30	459
Depreciation and amortization expense	454	8	422	8	389
Taxes, other than income	224	(4)	234	16	201
Non-fuel operating expenses	1,223	(2)	1,251	19	1,049
Fuel expense	517	(15)	605	(11)	681
Purchased power expense	105	35	78	(48)	151
Total fuel & purchased power expense	622	(9)	683	(18)	832
Total operating expenses	1,845	(5)	1,934	3	1,881
Operating income	681	(3)	703	10	642
Other income	48	(46)	89	71	52
Interest charges	193	(19)	239	68	142
Provision for income taxes	68	(22)	87	(7)	94
Net income	$468	0	$466	2	$458
Megawatt-Hour Sales (thousands)
Residential	10,269	(0)	10,307	2	10,109
Commercial	6,481	0	6,462	3	6,300
Industrial	2,019	(3)	2,082	(1)	2,111
Other	1,933	(0)	1,940	(0)	1,947
Total retail	20,702	(0)	20,791	2	20,467
Off system sales	343	35	254	(37)	405
Total energy sold	21,045	0	21,045	1	20,872
Retail customers—(thousands)
At December 31	855	2	840	2	827
Retail net energy for load	21,847	0	21,767	1	21,572
Total degree days	4,573	(2)	4,671	(3)	4,820

Operating Revenues

Revenues were $111 million lower in 2024 than in 2023 primarily driven by decreased fuel clause and storm surcharge revenue, less favorable weather and the unfavorable impact of Hurricane Milton (see Note 3 to the TEC Consolidated Financial Statements), partially offset by customer growth and new base rates as a result of the 2021 rate case settlement agreement. Total degree days (a measure of heating and cooling demand) in Tampa Electric's service area in 2024 were 5% above normal (a 20-year statistical degree day average) and 2% below 2023, reflecting less favorable weather in 2024 compared to 2023. Total net energy for load, which is a calendar measurement of energy output, in 2024 was consistent with 2023.

Customer and Energy Sales Growth Outlook

Population growth in the area is forecasted to continue to be a major driver of customer growth. In 2025, energy sales volumes are expected to be similar to 2024 levels. In 2024, energy sales benefited from weather that was warmer than normal. Normalizing 2024 for weather, 2025 energy sales volumes are expected to be above 2024 levels due to customer growth. Tampa Electric expects 2025 customer growth to be approximately 1.6% and to continue at that level annually over the next few years.

Operating Expenses

In 2024, O&M expense was $50 million lower than in 2023 due to decreased storm cost recognition of $78 million related to storm surcharge revenue (offset in revenue), partially offset by increased operations and maintenance expenses of $12 million and regulatory deferrals of $16 million. The increase in operating expenses was primarily associated with increased solar operations, labor and software maintenance expenses. Depreciation and amortization expense increased $32 million in 2024 compared to 2023 as a result of additions to facilities and the in-service of generation projects.

O&M expense in 2025 is expected to increase compared to 2024 due to inflation. In 2025, depreciation expense is expected to increase compared to 2024 due to capital projects and plant additions.

Fuel Expense, Purchased Power and Fuel Cost Recovery

Total fuel expense decreased in 2024 from 2023 primarily due to lower natural gas prices. Total 2025 fuel and purchased power costs are expected to be higher than in 2024 due to higher gas demand driving the prices of natural gas.

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

In December 2024, the FPSC approved cost-recovery rates for fuel and purchased power, capacity, environmental, conservation and storm protection plan costs for 2025. The rates include the expected cost for natural gas and coal in 2025. These rates are typically set annually, based on information provided in September of the year prior to the year the rates take effect.

OTHER ITEMS IMPACTING NET INCOME

Other Income

For the years 2024 and 2023, TEC’s other income was $48 million and $89 million, respectively, which included AFUDC-equity of $30 million and $19 million, respectively, interest income from affiliate of $0 million and $38, respectively, and other income of $18 million and $32 million, respectively. The increase in AFUDC-equity was primarily due to the timing of resiliency projects. The decrease in interest income from affiliate is due to the repayment of the note receivable from PGS for PGS's allocation of short-term and long-term debt resulting from the separation of PGS from TEC as of January 1, 2023. See Notes 1 and 10 to the TEC Consolidated Financial Statements for details of the separation of PGS from TEC and the resulting related party transactions. The decrease in Other Income is primarily due to lower interest income on the deferred fuel balance.

AFUDC-equity is expected to increase in 2025 due to the timing of construction of capital projects, including solar generation.

Interest Expense

For the years 2024 and 2023, TEC’s interest expense, including interest expense to affiliates and excluding AFUDC-debt, was $203 million and $245 million, respectively. The decrease in 2024 was due to lower borrowings resulting from proceeds received from affiliate loan repayments related to the separation of PGS from TEC in 2023 and lower fuel under-recoveries. In addition, the weighted-average interest rate on borrowings outstanding under the credit facilities and commercial paper at December 31, 2024 and 2023 was 4.8% and 5.7%, respectively. See Other Income above for information regarding the interest income from affiliate associated with PGS's allocation of short-term and long-term debt resulting from the separation of PGS from TEC as of January 1, 2023. The interest income from affiliate partially offsets the impact of TEC's interest expense within Net Income on the Consolidated Statement of Income.

Interest expense is expected to increase in 2025, reflecting higher balances (see Note 6 to the 2024 Annual TEC Consolidated Financial Statements for further detail).

Income Taxes

The provision for income taxes decreased in 2024 compared to 2023 primarily as a result of lower pre-tax income and production tax credits related to solar facilities. Income tax expense as a percentage of income before taxes was 12.7% in 2024 and 15.7% in 2023. TEC expects the 2025 annual effective tax rate to be approximately 14%.

 TEC is included in a consolidated U.S. federal income tax return with EUSHI and its subsidiaries. TEC’s income tax expense is based upon a standalone return method, modified for the benefits-for-loss allocation in accordance with EUSHI’s tax sharing agreement. The cash (refunds) payments for federal income taxes and state income taxes made under those tax sharing agreements totaled $(3) million and $102 million in 2024 and 2023, respectively.

For more information on TEC's income taxes, including a reconciliation between the statutory federal income tax rate, the effective tax rate and impacts of tax reform, see Note 4 to the 2024 Annual TEC Consolidated Financial Statements.

LIQUIDITY, CAPITAL RESOURCES

Balances as of December 31, 2024

(millions)
Credit facilities/ commercial paper (1)	$800
Drawn amounts/ letters of credit	637
Available credit facilities	163
Cash	4
Total liquidity	$167

(1)
See Note 6 to the 2024 Annual TEC Consolidated Financial Statements for information regarding the credit facilities.

Cash from Operating Activities

Cash flows from operating activities in 2024 were $1,164 million, a decrease of $77 million compared to 2023. The decrease to cash from operations was primarily due to the timing of fuel cost collection, partially offset by decreases to accounts receivable balances resulting from decreased fuel and 2022 storm cost recoveries reflected in customer bills and increases to accounts payable due to the timing of invoice payments.

Cash from Investing Activities

Cash flows from investing activities in 2024 resulted in a net use of cash of $1.4 billion, which primarily reflects TEC’s investment in capital. See the Capital Investments section for additional information.

Cash from Financing Activities

Cash flows from financing activities in 2024 resulted in net cash inflows of $254 million. TEC received $600 million of equity contributions from Parent and $495 million proceeds from the issuance of long-term debt. These increases in cash flows were partially offset by dividend payments to Parent of $469 million, the repayment of $300 million of long-term debt and a $70 million decrease in short-term debt with maturities of less than 90 days.

Cash and Liquidity Outlook

TEC’s tariff-based gross margins are the principal source of cash from operating activities. A diversified retail customer mix, primarily consisting of rate-regulated residential, commercial, and industrial customers, provides TEC with a reasonably predictable source of cash. In addition to using cash generated from operating activities, TEC uses available cash, equity contributions from Parent, credit facility and commercial paper borrowings, transactions with affiliates, and debt issuances to support normal operations and capital expenditure requirements. TEC may reduce short-term borrowings with cash from operations, long-term borrowings, or capital contributions from Parent. TEC expects to make significant capital expenditures in 2025 (see Capital Investments section below for further detail on TEC’s projected capital expenditures). Debt raised is subject to applicable regulatory approvals and Tampa Electric is required to maintain a capital structure as allowed by the regulator.

As noted earlier, cash from operating activities and short-term borrowings are used to fund normal operations and capital expenditures, which may result in periodic working capital deficits. The working capital deficit as of December 31, 2024 was primarily caused by short-term borrowings and periodic fluctuations in assets and liabilities related to FPSC clauses and riders. At December 31, 2024, TEC’s unused capacity under its credit facilities was $163 million.

TEC has a credit facility utilized with commercial paper that provides $800 million of credit, maturing in 2028. See Note 6 to the 2024 Annual TEC Consolidated Financial Statements for additional information regarding the credit facilities and commercial paper. TEC expects that its liquidity will be adequate for both the near and long term, given its expected operating cash flows, capital expenditures and related financing plans.

TEC expects cash from operations in 2025 to be lower than 2024 primarily due to higher cash outflow in 2025 for storm costs incurred in 2024, a decrease in expected fuel recoveries, and higher anticipated tax payments, offset by an increase in base rates effective in January 2025, inflow of storm surcharge revenue and customer growth (see Note 3 to the 2024 Annual TEC Consolidated Financial Statements). TEC plans to use cash in 2025 to fund capital spending and to pay dividends to its shareholder. Dividends are paid at the discretion of TEC’s Board of Directors.

TEC’s credit facilities contain certain financial covenants (see Covenants in Financing Agreements section). TEC estimates that it could fully utilize the total available capacity under its facilities in 2025 and remain within the covenant restrictions.

Short-Term Borrowings

	December 31, 2024				December 31, 2023
		Borrowings	Borrowings	Letters of		Borrowings	Borrowings	Letters of
	Credit	Outstanding -	Outstanding -	Credit	Credit	Outstanding -	Outstanding -	Credit
(millions)	Facilities	Credit Facilities (1)	Commercial Paper (1)	Outstanding	Facilities	Credit Facilities (1)	Commercial Paper (1)	Outstanding
5-year facility (2)	$800	$0	$636	$1	$800	$0	$706	$1
1-year term facility (3)	0	0	0	0	200	0	0	0
1-year term facility (4)	0	0	0	0	200	0	0	0
Total	$800	$0	$636	$1	$1,200	$0	$706	$1
(1)
Borrowings outstanding are reported as notes payable in the Consolidated Balance Sheets.
(2)
On April 1, 2024, TEC amended the credit facility agreement to extend the maturity date to December 1, 2028. TEC also has an active commercial paper program for up to $800 million, of which the full amount outstanding is backed by TEC’s credit facility. The amount of commercial paper issued results in an equal amount of its credit facility being considered drawn and unavailable. On January 30, 2024, TEC completed a sale of $500 million aggregate principal amount of 4.90% Notes due March 1, 2029. TEC used the net proceeds from this offering for the repayment of a portion of the borrowings outstanding under the credit facility. Therefore, $497 million of borrowings outstanding under the credit facility were reclassified as long-term debt on the Consolidated Balance Sheet as of December 31, 2023.
(3)
On March 1, 2023, TEC entered into a 1-year term facility that matured on February 28, 2024.
(4)
On April 3, 2023, TEC entered into a 1-year term facility that matured on April 1, 2024.

At December 31, 2024, the credit facility required a commitment fee of 12.5 basis points. The weighted average interest rate on outstanding amounts payable under the credit facilities and commercial paper program at December 31, 2024 and 2023 was 4.8% and 5.7%, respectively. For a complete description of the credit facilities see Note 6 to the 2024 Annual TEC Consolidated Financial Statements.

	Maximum	Minimum	Average	Average
	drawn	drawn	drawn	interest
(millions)	amount	amount	amount	rate
2024 credit facility utilization	$739	$0	$266	5.30%

Significant Financial Covenants

In order to utilize its bank credit facilities, TEC must meet certain financial tests as defined in the applicable agreements. In addition, TEC has certain restrictive covenants in specific agreements and debt instruments. At December 31, 2024, TEC was in compliance with all applicable financial covenants. The table that follows lists the significant financial covenants and the performance relative to them at December 31, 2024. Reference is made to the specific agreements and instruments for more details.

			Calculation
Instrument	Financial Covenant (1)	Requirement/Restriction	at December 31, 2024
Credit facility- $800 million (2)	Debt/capital	Cannot exceed 65%	46.2%
(1)
As defined in the applicable instrument.
(2)
See Note 6 to the 2024 Annual TEC Consolidated Financial Statements for a description of the credit facilities.

Credit Ratings at December 31, 2024

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

In January 2025, S&P changed TEC's credit ratings outlook to Stable from Negative.

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

Contractual Cash Obligations at December 31, 2024

	Payments Due by Period
(millions)	Total	2025	2026	2027	2028	2029	After 2029
Long-term debt (1)	$3,975	$0	$0	$0	$0	$500	$3,475
Interest payment obligations(2)	3,063	173	173	173	173	161	2,210
Transportation(3)	1,925	146	145	176	138	120	1,200
Pension plan(4)	167	11	11	26	28	27	64
Capital projects(5)	457	279	161	17	0	0	0
Fuel and gas supply	188	156	27	4	1	0	0
Long-term service agreements	177	21	22	40	30	31	33
Leases	119	4	2	2	2	2	107
Other(6)	17	15	1	1	0	0	0
Total contractual obligations	$10,088	$805	$542	$439	$372	$841	$7,089
(1)
See the Consolidated Statements of Capitalization and Note 7 to the 2024 Annual TEC Consolidated Financial Statements for a list of long-term debt and the respective due dates.
(2)
Future interest payments are calculated based on the assumption that all debt is outstanding until maturity. For debt instruments with variable rates, interest is calculated for all future periods using the rates in effect at December 31, 2024.
(3)
These payment obligations under contractual agreements are recovered from customers under regulatory clauses approved by the FPSC (see the Business section).
(4)
The estimated contractual obligation is calculated as required contributions to the funded pension plan and estimated benefit payments related to the other unfunded benefit plans. Under calculation requirements of the Pension Protection Act, as of the January 1, 2024 measurement date, the pension plan was fully funded. Under ERISA guidelines, TEC is not required to make additional cash contributions until 2027; however, TEC may elect to make discretionary cash contributions prior to that time. Future contributions are subject to annual valuation reviews, which may vary significantly due to changes in interest rates, discount rate assumptions, plan asset performance, which is affected by investment portfolio performance, and other factors (see Liquidity, Capital Resources section and Note 5 to the 2024 Annual TEC Consolidated Financial Statements).
(5)
Represents outstanding commitments for major capital projects (see the Capital Investments section).
(6)
Includes contractual obligations under demand side management and purchased power agreements.

See Notes 3, 4, 5 and 12 to the 2024 Annual TEC Consolidated Financial Statements for information regarding additional obligations related to regulatory liabilities, taxes, employee postretirement benefits and asset retirement obligations.

Off-Balance Sheet Arrangements and Contingent Obligations

TEC does not have any material off-balance sheet arrangements or contingent obligations not otherwise included in our Consolidated Financial Statements as of December 31, 2024.

Capital Investments

(millions)	Actual 2024	Forecasted 2025
Tampa Electric (1)
Renewable generation	$250	$400
Transmission	99	120
Distribution	433	450
Generation	237	260
Facilities, equipment, vehicles and other	402	390
Tampa Electric total	1,421	1,620
Net cash effect of accruals, retentions and AFUDC	1
Total	$1,422	$1,620
(1)
Individual line items exclude AFUDC-debt and equity.

Tampa Electric intends to invest approximately $599 million in 375 MW of new utility-scale solar photovoltaic projects in 2024 through 2026 (solar wave III) and approximately $812 million in 466MW of new utility-scale solar photovoltaic projects in 2026 through 2028 (solar wave IV). In 2024 through 2026, Tampa Electric expects to spend approximately $600 million in capital for the storm protection plan, $535 million in grid modernization, $350 million in its new corporate headquarters and operations center for building resilience, $94 million for 74 MW of generation capacity expansion and $156 million for 115 MW of energy storage. AFUDC will be earned on eligible capital projects during the construction periods and return on investment will be earned on capital projects running through certain recovery mechanisms.

Tampa Electric’s 2024 capital expenditures included solar generation projects, storm hardening for the transmission and distribution systems, new technology for distribution system grid modernization, energy storage, maintenance and refurbishment of existing generating facilities, a generation capacity expansion project and the construction of a new headquarters and operations center to improve building resilience. In 2025, Tampa Electric expects capital expenditures to include solar generation and energy storage projects, completion of a generation capacity expansion project to improve system resilience, a new headquarters and operations center to improve building resilience, storm hardening for the transmission and distribution systems, new technology for distribution system grid modernization, and the maintenance and refurbishment of existing generating facilities.

The forecasted capital expenditures shown above are based on current estimates and assumptions. Actual capital expenditures could vary materially from these estimates due to changes in and timing of projects and changes in costs for materials or labor (see the Risk Factors section).

Capital Structure

At December 31, 2024, TEC’s year-end capital structure was 46% debt and 54% common equity. At December 31, 2023, TEC’s year-end capital structure was 48% debt and 52% common equity.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of consolidated financial statements requires management to make various estimates and assumptions that affect revenues, expenses, assets, liabilities and disclosures. The policies and estimates identified below are, in the view of management, the more significant accounting policies and estimates used in the preparation of our consolidated financial statements. These estimates and assumptions are based on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates and judgments under different assumptions or conditions. See Note 1 to the 2024 Annual TEC Consolidated Financial Statements for a description of TEC’s significant accounting policies and the estimates and assumptions used in the preparation of the consolidated financial statements.

Regulatory Accounting

Tampa Electric’s retail business and the prices charged to customers are regulated by the FPSC. Tampa Electric’s wholesale business is regulated by the FERC. As a result, Tampa Electric qualifies for the application of accounting guidance for certain types of regulation. This guidance recognizes that the actions of a regulator can provide reasonable assurance of the existence of an asset or liability. Regulatory assets and liabilities arise as a result of a difference between U.S. GAAP and the accounting principles imposed by the regulatory authorities. Regulatory assets generally represent incurred costs that have been deferred, as their future recovery in customer rates is probable. Regulatory liabilities generally represent obligations to make refunds to customers from previous collections for costs that are not likely to be incurred.

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

TEC’s most significant regulatory liability relates to non-ARO costs of removal and regulatory tax liability. The non-ARO costs of removal represent estimated funds received from customers through depreciation rates to cover future non-legally required cost of removal of property, plant and equipment upon retirement. TEC accrues for removal costs over the life of the related assets based on depreciation studies approved by the FPSC. The costs are estimated based on historical experience and future expectations, including expected timing and estimated future cash outlays. The regulatory tax liability is the offset to the adjustment to the deferred tax liability remeasured as a result of tax reform. See Note 4 to the 2024 Annual TEC Consolidated Financial Statements for further information.

The application of regulatory accounting guidance is a critical accounting policy and estimate since a difference in these assumptions and actual results may result in a material impact on reported assets and the results of operations (see Note 3 to the 2024 Annual TEC Consolidated Financial Statements).

Income Taxes

TEC uses the asset and liability method in the measurement of deferred income taxes. Under the asset and liability method, TEC estimates the current tax exposure and assesses the temporary differences resulting from differing treatment of items, such as depreciation, for financial statement and tax purposes. These differences are reported as deferred taxes measured at enacted rates in the consolidated financial statements. Management reviews all reasonably available current and historical information, including forward-looking information, to determine if it is more likely than not that some or the entire deferred tax asset will not be realized. If TEC determines that it is likely that some or all of a deferred tax asset will not be realized, then a valuation allowance is recorded to report the balance at the amount expected to be realized. At December 31, 2024, TEC does not have a valuation allowance. At December 31, 2024, TEC had a net deferred income tax liability of $976 million, attributable primarily to property-related items.

See further discussion of uncertainty in income taxes, impacts of tax reform and other tax items in Note 4 to the 2024 Annual TEC Consolidated Financial Statements.

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

Pension plan assets (plan assets) are invested in a mix of equity and fixed-income securities. The expected return on asset assumption was based on expectations of long-term inflation, real growth in the economy, fixed income spreads and equity premiums consistent with the company’s portfolio, with provision for active management and expenses paid from the trust that holds the plan assets. The expected return on assets was 7.05%, 7.05% and 6.50% as of January 1, 2024, 2023 and 2022, respectively. Given recent capital market returns and market expectations for long-term interest rates, TECO Energy expects the expected return on assets to be 7.05% for 2025 (based on 20-year expected market returns). Actual returns in 2024 were 5.1%.

The discount rate assumption used to measure benefit expense was an above-mean yield curve. The above-mean yield curve technique matches the yields from 100 high-quality (AA-rated, non-callable) corporate bonds to the company’s projected cash flows for the plans to develop a present value that is converted to a discount rate assumption, which is subject to change each year.

Holding all other assumptions constant, a 1% decrease in the assumed rate of return on pension plan assets or the discount rate assumption would have had in 2024 and is anticipated to have in 2025 the following impact on TEC’s after-tax pension cost:

Year	1% Decrease in Assumed Expected Return on Assets	1% Decrease in Assumed Discount Rate
2024	$6 million increase	$1 million increase
2025	$6 million increase	$1 million increase

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

See the discussion of employee postretirement benefits in Note 5 to the 2024 Annual TEC Consolidated Financial Statements.

RECENTLY ISSUED ACCOUNTING STANDARDS

Reportable Segment Disclosures

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures. The change in the standard improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The changes improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision-useful financial analyses. The guidance was effective for annual reporting periods beginning after December 15, 2023, and for interim periods beginning after December 15, 2024. TEC adopted the standard for the year ended December 31, 2024. The standard was applied retrospectively. See Note 11 to the 2024 Annual TEC Consolidated Financial Statements for further detail.

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

Carbon Reductions and GHG

Tampa Electric has historically supported voluntary efforts to reduce carbon emissions and has taken significant steps to reduce overall emissions at Tampa Electric’s facilities. Since 2000, Tampa Electric has reduced its system-wide emissions of CO2 by more than 50%, bringing emissions to below 1990 levels. Tampa Electric CO2 emissions continue to remain below 1990 levels. In addition to the emission decreases in 2005 as the result of the repowering of two Gannon Station coal units to natural gas and the shut-down of the remaining Gannon Station coal-fired units, Tampa Electric has optimized its existing coal units to operate on natural gas. During this same time frame, the number of retail customers and retail energy sales have risen. Tampa Electric also substantially reduced CO2 emissions by significantly expanding the use of solar power, repowering Big Bend Unit 1 steam turbine, and retiring Big Bend Unit 2 and Unit 3. The Big Bend Unit 1 modernization project is capable of producing 1,090 megawatts of power and will continue to lead to lower system-wide emissions. See Capital Investments above for information regarding Tampa Electric’s solar projects.

On April 24, 2024, the EPA issued its final power plant rules for electric generating units, including (i) new GHG standards and (ii) Mercury and Air Toxics Standards (MATS). The new MATS will not have a material impact on TEC. The new GHG standard applies only to existing coal-fired and new natural gas electric generating units and will therefore have limited impact on Tampa Electric generating units. Big Bend Unit 4 is the only unit affected. As written, the rule would require Big Bend Unit 4 to retire in 2039 without major enhancements to the unit, instead of the current planned retirement date of 2040.

Coal Combustion Residuals Recycling and Regulation

Tampa Electric produces ash and other by-products, collectively known as CCRs at its Big Bend Power Station. Greater than 90% of all CCRs produced at this facility are marketed to customers for beneficial use in commercial and industrial products. The EPA’s final CCR rule became effective on October 19, 2015 and regulates CCRs as non-hazardous solid waste. In 2016 and 2017, the FPSC approved Environmental Cost Recovery for capital and O&M expenses associated with various projects proposed as part of  Tampa Electric’s CCR compliance program. Subsequently, a closure by removal and liner retrofit project for the West Slag

Dewatering Pond was completed in 2020 and closure by removal of all CCRs from the Economizer Ash and Pyrite Ponds was completed in October 2021. The final project required for compliance with the CCR Rule at Big Bend is the North Gypsum Stackout Area Drainage Improvements Project, which is scheduled for completion in 2025. FDEP has revised the existing state solid waste regulation to incorporate Florida CCR permit requirements for regulated units and these new requirements will operate in lieu of the Federal permitting program. However, TEC is largely exempt from the state permitting requirements because it completed its mandatory closure projects prior to the state rule’s passage. On May 18, 2023, the EPA proposed new rules requiring identification and regulation of Legacy CCR Management Units. TEC is a member of the Utility Solid Waste Activities Group, who filed comments on behalf of its members in July 2023 contesting many of the proposed rule’s provisions.

The new CCR rule finalized in April 2024 covers any landfill or impoundment in existence at an inactive power facility but not receiving CCRs as of 2015, any CCR placed into the environment for beneficial uses, or CCR units (landfills and impoundments) previously closed under state programs. TEC is currently evaluating the impact of the new CCR rule at the Big Bend Power Station and will likely require site evaluations beginning in 2025 to determine the presence or absence of CCR management units. If found, additional evaluations would be required in 2026 and based on those findings, modifications to the site groundwater monitoring could be required beginning in 2027 to determine the need for additional corrective action.

TEC expects that the costs to comply with the new environmental regulations would be eligible for recovery. If approved as prudent, the costs would be reflected in customers’ bills, recovered through either the environmental cost recovery clause or base rates.

Water Supply and Quality

The EPA’s final rule under 316(b) of the Clean Water Act (effective October 2014) addresses perceived impacts to aquatic life by cooling water intakes and is applicable to Tampa Electric's Bayside and Big Bend Power Stations. Polk Power Station is not covered by this rule since it does not operate an intake on "waters of the United States". Tampa Electric has two ongoing projects (one for Bayside and one for Big Bend) that require compliance with the rule. Compliance includes the completion of the biological, technical, and financial study elements required by the rule. These study elements have been completed and submitted for Bayside and were used by FDEP to determine the necessity of cooling water system retrofits. FDEP agreed with Tampa Electric’s proposed plan for Bayside and Tampa Electric began a multi-year construction project to install new fish-friendly modified traveling screens and a fish return in 2022. Tampa Electric is negotiating an alternative schedule for Big Bend (as allowed by the rule) but completed a portion of the compliance requirements with the Big Bend modernization project with the installation of fish-friendly modified traveling screens and a fish return on modernized Unit 1. The remainder of the compliance requirements are to be determined and completed at a later date. The full impact of the new regulations on Tampa Electric will depend on the study elements performed as part of the rules’ implementation, and the actual requirements established by FDEP.

The final EPA rule for existing steam electric effluent limit guidelines (ELGs) became effective January 4, 2016 and establishes limits for wastewater discharges from flue gas desulfurization (FGD) processes, fly ash and bottom ash transport water, leachate from ponds and landfills containing coal combustion residuals, gasification processes, and flue gas mercury controls. The new ELGs will not have a material impact on TEC. Big Bend completed construction of a deep injection well system in December 2023 for disposal of FGD wastewater, bottom ash transport water and other process wastewaters rather than discharge to surface waters. This change will be made to the final National Pollutant Discharge Elimination System (NPDES) permit, anticipated in 2025. Since Polk Power Station also uses a deep injection well rather than discharging it to surface water, the effluent limitations will no longer apply to either power station. The referenced wastewaters at each power station will be regulated under the Underground Injection Control program rather than the NPDES program.

EPA Waters of the US

In 2023, the EPA and Department of the Army issued a final rule amending the definition of “waters of the United States”. The final rule is expected to have environmental permitting implications for new Tampa Electric solar sites and permitting renewals for existing facilities requiring approved jurisdictional determinations.

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

Superfund and Former Manufactured Gas Plant Sites

As of December 31, 2022, TEC, through its Tampa Electric division and former PGS division, was a PRP for certain superfund sites and, through its former PGS division, for certain former MGP sites. As a result of the separation of the PGS division, PGS is now the responsible party for those sites (in addition to third party PRPs for certain sites). See Note 1 to the 2024 Annual TEC Consolidated Financial Statements for information regarding the separation of PGS from TEC.

REGULATION

See Business - Tampa Electric – Electric Operations and Note 3 to the 2024 Annual TEC Consolidated Financial Statements for a description of base rates, cost-recovery clauses and competition.

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

TECO Holding’s Risk Management Policy (Policy) governs all energy transacting activity. The Policy is administered by a Risk Authorizing Committee (RAC) that is comprised of senior management. Within the bounds of the Policy, the RAC approves specific hedging strategies, new transaction types or products, limits, and transacting authorities. Transaction activity is reported daily and measured against limits. For all commodity risk management activities, derivative transaction volumes are limited to the anticipated volume for customer sales or supplier procurement activities.

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

On November 6, 2017, the FPSC approved an amended and restated settlement agreement filed by Tampa Electric, which includes a provision for a moratorium on hedging of natural gas purchases ending on December 31, 2022. On October 21, 2021, the FPSC approved a settlement agreement filed by Tampa Electric related to its 2021 rate case that extended the moratorium to December 31, 2024 (see Note 3 to the 2024 Annual TEC Consolidated Financial Statements for further information on the settlement agreements). As of December 31, 2024 and 2023, TEC had no hedges in place.

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

Certain of TEC’s derivative instruments, including NPNS agreements, contain provisions that require TEC's debt to maintain an investment-grade credit rating from any or all of the major credit rating agencies. If TEC’s debt ratings were to fall below investment grade or not be rated, it could trigger these provisions, and the counterparties to the derivative instruments could demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions.

Interest Rate Risk

TEC is exposed to changes in interest rates primarily from borrowing under the company's credit facilities and commercial paper program. A hypothetical 10% increase in TEC's weighted-average interest rate on its borrowings under the credit facilities and commercial paper outstanding at December 31, 2024 and 2023 would have resulted in a $1 million and $6 million impact on pre-tax earnings, respectively. This is driven by lower outstanding balances and interest rates. A hypothetical 10% increase in interest rates would have decreased the fair market value of TEC's long-term debt by 6% at December 31, 2024 and December 31, 2023. See the Financing Activity section and Notes 6 and 7 to the 2024 Annual TEC Consolidated Financial Statements. These amounts were determined based on the variable rate obligations existing on the indicated dates at TEC. The above sensitivities assume no changes to TEC’s current financial structure and could be affected by changes in TEC’s credit ratings, changes in general economic conditions or other external factors (see the Risk Factors section).

Commodity Risk

TEC faces varying degrees of exposure to commodity risks including natural gas, coal and other energy commodity prices. Any changes in prices could affect the prices TEC charges, its operating costs and the competitive position of its products and services. Management uses different risk measurement and monitoring tools based on the degree of exposure to commodity risks.

Regulated Utilities

Tampa Electric’s fuel costs used for generation are affected primarily by the price of natural gas and, to a lesser degree, the cost of coal (see the Business - Generation Sources section). Currently, TEC’s commodity price risks are largely mitigated by the fact that increases in the price of prudently incurred fuel and purchased power are recovered through FPSC-approved cost-recovery clauses, with no anticipated effect on earnings. However, increasing fuel cost-recovery has the potential to affect the relative attractiveness of alternative energy solutions to consumers. TEC manages fuel supply risk and commodity price risk by entering into long-term fuel supply agreements and prudently operating plant facilities to optimize cost. At December 31, 2024 and 2023, a change in commodity prices would not have had a material impact on TEC's earnings but could have and has had an impact on the timing of the cash recovery of the cost of fuel.

TAMPA ELECTRIC COMPANY

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholder and the Board of Directors of Tampa Electric Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Tampa Electric Company (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income and comprehensive income, capitalization and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accounting for the effects of regulatory matters
Description of the Matter

As of December 31, 2024, the Company had $1,441 million in regulatory assets and $904 million in regulatory liabilities. As disclosed in Note 3 of the consolidated financial statements, Tampa Electric’s retail business is regulated by the Florida Public Service Commission (FPSC), and Tampa Electric is also subject to regulation by the Federal Energy Regulatory Commission (FERC) (collectively, the regulators). The regulatory rates are designed to recover the prudently incurred costs of providing service or products, plus a reasonable return on equity invested or assets. In addition to regulatory assets and liabilities, rate regulation impacts other financial statement balances and activity, including, but not limited to, property, plant, and equipment, revenues, and expenses.

Auditing the impact of rate regulation on the Company’s consolidated financial statements is complex due to the significant judgments made by the Company to support its accounting and disclosure for regulatory matters when final regulatory decisions or orders have not yet been made or when regulatory formulas are vague or complex. There is also subjectivity involved in assessing the potential impact of future regulatory decisions on the financial statements. Although the Company expects to recover costs from customers through rates, there is a risk that the regulators may not approve full recovery of costs incurred. The Company’s judgments include making an assessment of the probable recovery of, and return on, costs incurred, of the potential disallowance of part of the cost incurred, or of the probable refund to customers through future rates.

How We Addressed the Matter in Our Audit

We tested the Company’s evaluation of the probability of future recovery for regulatory assets and refund of regulatory liabilities for regulatory matters when final regulatory decisions or orders have not yet been made or when regulatory formulas are vague or complex. Our audit procedures included, among others, obtaining and reviewing relevant regulatory orders, filings, and other correspondence. We inspected these communications for any evidence that might contradict the Company’s assertions. We reviewed regulatory orders, filings, and other correspondence for other entities within the same jurisdiction or for the Company’s previously approved regulatory assets and liabilities to assess the likelihood of recovery in future rates based on the regulators’ treatment of similar costs under similar circumstances. We also assessed the methodology, accuracy and completeness of the Company’s calculations of regulatory asset and liability balances based on provisions and formulas outlined in regulatory orders, filings, and other correspondence with the regulators. We also evaluated the Company's disclosures related to the impacts of rate regulation including the balances recorded and the regulatory developments.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2018.

Tampa, Florida

February 21, 2025

TAMPA ELECTRIC COMPANY

Consolidated Balance Sheets

Assets	December 31,	December 31,
(millions)	2024	2023
Property, plant and equipment
Utility plant, at original costs	$14,433	$13,655
Accumulated depreciation	(3,348)	(3,443)
Utility plant, net	11,085	10,212
Other property	18	16
Total property, plant and equipment, net	11,103	10,228

Current assets
Cash and cash equivalents	4	5
Receivables, less allowance for credit losses of $1 and $2 at December 31, 2024 and 2023, respectively	220	286
Due from affiliates	13	19
Inventories, at average cost
Fuel	45	36
Materials and supplies	191	181
Regulatory assets	343	161
Prepayments and other current assets	32	32
Total current assets	848	720

Other assets
Regulatory assets	1,098	827
Deferred charges and other assets	58	56
Total other assets	1,156	883
Total assets	$13,107	$11,831

The accompanying notes are an integral part of the consolidated financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Balance Sheets—continued

Liabilities and Capital	December 31,	December 31,
(millions)	2024	2023
Capitalization
Common stock	$5,105	$4,505
Accumulated other comprehensive loss	(1)	(1)
Retained earnings	218	219
Total capital	5,322	4,723
Long-term debt	3,935	3,933
Total capital	9,257	8,656

Current liabilities
Long-term debt due within one year	0	300
Notes payable	636	209
Accounts payable	666	354
Due to affiliates	18	10
Customer deposits	126	121
Regulatory liabilities	146	94
Accrued interest	31	28
Accrued taxes	12	14
Other	58	43
Total current liabilities	1,693	1,173

Other liabilities
Deferred income taxes	976	880
Regulatory liabilities	758	701
Investment tax credits	224	237
Deferred credits and other liabilities	199	184
Total other liabilities	2,157	2,002

Commitments and Contingencies (see Note 8)

Total liabilities and capital	$13,107	$11,831

The accompanying notes are an integral part of the consolidated financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Statements of Income and Comprehensive Income

(millions)
For the years ended December 31,	2024	2023	2022
Revenues
Electric	$2,526	$2,637	$2,519
Gas	0	0	650
Total revenues	2,526	2,637	3,169
Expenses
Fuel	517	605	676
Purchased power	105	78	151
Cost of natural gas sold	0	0	257
Operations & maintenance	545	595	619
Depreciation and amortization	454	422	436
Taxes, other than income	224	234	257
Total expenses	1,845	1,934	2,396
Income from operations	681	703	773
Other income
Allowance for other funds used during construction	30	19	35
Interest income from affiliates	0	38	0
Other income, net	18	32	20
Total other income	48	89	55
Interest charges
Interest expense	203	234	178
Interest expense to affiliates	0	11	0
Allowance for borrowed funds used during construction	(10)	(6)	(11)
Total interest charges	193	239	167
Income before provision for income taxes	536	553	661
Provision for income taxes	68	87	121
Net income	$468	$466	$540
Comprehensive income	$468	$466	$540

The accompanying notes are an integral part of the consolidated financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Statements of Cash Flows

(millions)
For the years ended December 31,	2024	2023	2022
Cash flows from or used in operating activities
Net income	$468	$466	$540
Adjustments to reconcile net income to cash from operating activities:
Depreciation and amortization	454	422	436
Deferred income taxes and investment tax credits	66	(22)	137
Allowance for equity funds used during construction	(30)	(19)	(35)
Deferred recovery clauses	134	415	(422)
Regulatory assets and liabilities	(305)	116	(100)
Pension and post-retirement asset and liabilities	(11)	(23)	(18)
Other	15	14	(1)
Changes in working capital:
Receivables, less allowance for credit losses	72	(44)	(45)
Inventories	(19)	(39)	(41)
Taxes accrued	(3)	12	(23)
Accounts payable	315	(56)	75
Other	8	(1)	8
Cash flows from operating activities	1,164	1,241	511
Cash flows from or used in investing activities
Capital expenditures	(1,422)	(1,294)	(1,427)
Net proceeds from sale of assets	3	0	10
Cash flows used in investing activities	(1,419)	(1,294)	(1,417)
Cash flows from or used in financing activities
Equity contributions from Parent	600	300	605
Dividends to Parent	(469)	(472)	(517)
Proceeds from long-term debt issuance	495	0	595
Repayment of long-term debt	(300)	0	(250)
Advances to affiliate	0	(227)	0
Repayment of advances to affiliate	0	956	0
Advances from Parent	0	0	195
Repayment of advances from Parent	0	(195)	0
Net change in short-term debt (maturities of 90 days or less)	(70)	87	374
Proceeds from other short-term debt (maturities over 90 days)	0	400	400
Repayment of other short-term debt (maturities over 90 days)	0	(800)	(500)
Other financing activities	(2)	(1)	0
Cash flows from financing activities	254	48	902
Net increase (decrease) in cash and cash equivalents	(1)	(5)	(4)
Cash and cash equivalents at beginning of the year	5	10	18
Cash and cash equivalents at end of the year	$4	$5	$14

Supplemental disclosure of cash paid (received):
Interest	$182	$233	$152
Income taxes	$(3)	$102	$2
Supplemental disclosure of non-cash activities:
Change in accrued capital expenditures	$10	$20	$(6)
Reclassification of short-term debt to long-term debt	$0	$497	$0
Change in note receivable from PGS	$0	$(736)	$0

The accompanying notes are an integral part of the consolidated financial statements.

TAMPA ELECTRIC COMPANY

Consolidated Statements of Capitalization

				Accumulated
				Other
		Common	Retained	Comprehensive	Total
(millions, except share amounts)	Shares (1)	Stock	Earnings	Loss	Capital
Balance, December 31, 2021	10	$4,470	$323	$(1)	$4,792
Net income			540		540
Equity contributions from Parent		605			605
Dividends to Parent (2)			(517)		(517)
Balance, December 31, 2022	10	$5,075	$346	$(1)	$5,420
Net income			466		466
Separation of PGS equity from TEC		(871)	(121)		(992)
Equity contributions from Parent		300			300
Dividends to Parent (2)			(472)		(472)
Other		1			1
Balance, December 31, 2023	10	$4,505	$219	$(1)	$4,723
Net income			468		468
Equity contributions from Parent		600			600
Dividends to Parent (2)			(469)		(469)
Balance, December 31, 2024	10	$5,105	$218	$(1)	$5,322

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

TAMPA ELECTRIC COMPANY

Consolidated Statements of Capitalization – continued

At December 31, 2024 and 2023, TEC had the following long-term debt outstanding:

Long-Term Debt
(millions)	Due	2024	2023
Notes (1)(2): 3.88%	2024	$0	$300
4.90%	2029	500	0
2.40%	2031	400	400
6.55%	2036	250	250
6.15%	2037	250	250
4.10%	2042	300	300
4.35%	2044	300	300
4.20%	2045	250	250
4.30%	2048	350	350
4.45%	2049	375	375
3.63%	2050	300	300
3.45%	2051	400	400
5.00%	2052	300	300
Total long-term debt of Tampa Electric		3,975	3,775
Long-term debt reclassification(3)		0	500
Total long-term debt		3,975	4,275
Unamortized debt discount, net		(10)	(14)
Debt issuance costs		(30)	(28)
Total carrying amount of long-term debt		3,935	4,233
Less amount due within one year		0	300
Total long-term debt		$3,935	$3,933

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

TAMPA ELECTRIC COMPANY

Consolidated Statements of Capitalization—continued

At December 31, 2024, long-term debt had a carrying amount of $3,935 million and an estimated fair market value of $3,431 million. At December 31, 2023, total long-term debt had a carrying amount of $4,233 million and an estimated fair market value of $3,831 million. The fair value of the debt securities is determined using Level 2 measurements (see Note 14 for information regarding the fair value hierarchy).

A substantial part of Tampa Electric’s tangible assets is pledged as collateral to secure its first mortgage bonds. There are currently no bonds outstanding under Tampa Electric’s first mortgage bond indenture, and Tampa Electric could cause the lien associated with this indenture to be released at any time. Gross maturities and annual sinking fund requirements of long-term debt are as follows:

Long-Term Debt Maturities

							Total
As of December 31, 2024							Long-Term
(millions)	2025	2026	2027	2028	2029	Thereafter	Debt
Long-term debt maturities	$0	$0	$0	$0	$500	$3,475	$3,975

The accompanying notes are an integral part of the consolidated financial statements.

TAMPA ELECTRIC COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Significant Accounting Policies

Description of the Business

TEC is comprised of the electric division, referred to as Tampa Electric, and prior to January 1, 2023, also included the natural gas division, referred to as PGS. Tampa Electric provides retail electric services in West Central Florida, and PGS is engaged in the purchase, distribution and sale of natural gas for residential, commercial, industrial and electric power generation customers in Florida. Prior to January 1, 2023, intercompany balances and transactions within the electric and natural gas divisions have been eliminated in consolidation. See "Separation of PGS from TEC" below for information regarding the separation that occurred on January 1, 2023. TEC’s significant accounting policies are as follows:

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

For other property dispositions, the cost and accumulated depreciation are removed from the balance sheet and a gain or loss is recognized.

Property, plant and equipment consisted of the following assets:

(millions)	Estimated Useful Lives	December 31, 2024	December 31, 2023
Electric generation	10-60 years	$6,574	$6,732
Electric transmission	10-75 years	1,245	1,182
Electric distribution	10-60 years	3,920	3,609
General plant and other	4-60 years	1,081	997
Total cost		12,820	12,520
Less accumulated depreciation		(3,348)	(3,443)
Construction work in progress		1,631	1,151
Total property, plant and equipment, net		$11,103	$10,228

Depreciation

The provision for total regulated utility plant in service, expressed as a percentage of the original cost of depreciable property, was 3.6%, 3.5% and 3.2% for 2024, 2023 and 2022, respectively. Construction work in progress is not depreciated until the asset is placed in service. TEC's total depreciation expense for the years ended December 31, 2024, 2023 and 2022 was $417 million, $390 million and $402 million, respectively. For the year ended December 31, 2024, 2023 and 2022, Tampa Electric's depreciation expense was $417 million, $390 million and $359 million, respectively.

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

Allowance for Funds Used During Construction

AFUDC is a non-cash credit to income with a corresponding charge to utility plant which represents the cost of borrowed funds and a reasonable return on other funds used for construction. The rates used to calculate AFUDC are revised periodically to reflect significant changes in cost of capital. In 2024, 2023 and 2022, Tampa Electric’s rate was 6.07%, 6.07% and 6.00%, respectively. PGS’s rate used to calculate its AFUDC in 2022 was 6.00%. Total AFUDC for the years ended December 31, 2024, 2023 and 2022 was $40 million, $25 million and $46 million, respectively.

Inventory

TEC values materials, supplies and fossil fuel inventory (natural gas and coal) using a weighted-average cost method. These materials, supplies and fuel inventories are carried at the lower of weighted-average cost or net realizable value.

Regulatory Assets and Liabilities

TEC is subject to accounting guidance for the effects of certain types of regulation (see Note 3).

Government Assistance

Government assistance is recognized when there is reasonable assurance that TEC will comply with the conditions and the funding will be received. Government assistance related to PP&E is deducted from the asset's carrying amount and the net amount is depreciated. Government assistance related to income is deducted from the related expense to which it is intended to compensate.

In 2024 and 2023, TEC received $5 million and zero, respectively, of government assistance from the U.S. Department of Energy towards the front end engineering design studies for carbon capture and storage. The capital projects receiving government assistance are related to TEC’s environmental compliance initiatives. Further details on significant government assistance programs are noted below.

Carbon Storage Project

In January 2025, TEC was approved for government assistance from the Department of Energy to fund an evaluation related to subsurface storage of CO2 in Florida. TEC can make claims for 80% of eligible project costs to a maximum $98 million. The term of the agreement ends on April 2028.

Deferred Income Taxes

TEC uses the asset and liability method in the measurement of deferred income taxes. Under the asset and liability method, the temporary differences between the financial statement and tax bases of assets and liabilities are reported as deferred taxes measured at enacted tax rates. TEC is regulated, and the books and records reflect approved regulatory treatment, including certain adjustments to accumulated deferred income taxes and the establishment of a corresponding regulatory tax liability reflecting the amount payable to customers through future rates. See Note 4 for additional details.

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

Receivables and Allowance for Credit Losses

Receivables on the Consolidated Balance Sheets include receivables from contracts with customers, which consist of services to residential, commercial, industrial and other customers, totaling $219 million and $284 million as of December 31, 2024 and 2023, respectively. An allowance for credit losses is established based on TEC’s collection experience and reasonable and supportable forecasts that affect the collectibility of the reported amount. Circumstances that impact estimates of credit losses include, but are not limited to, customer credit issues, fuel prices, customer deposits and general economic conditions. Accounts are reserved in the allowance or written off once they are deemed to be uncollectible.

TEC accrues base revenues for services rendered but unbilled to provide for matching of revenues and expenses (see Note 3). As of December 31, 2024 and 2023, unbilled revenues of $68 million and $63 million, respectively, are included in the “Receivables” line item on TEC’s Consolidated Balance Sheets.

Accounting for Franchise Fees and Gross Receipts Taxes

TEC is allowed to recover certain costs incurred on a dollar-for-dollar basis from customers through rates approved by the FPSC. The amounts included in customers’ bills for franchise fees and gross receipt taxes are included as revenues on the Consolidated Statements of Income. Franchise fees and gross receipt taxes payable are included as an expense on the Consolidated Statements of Income in “Taxes, other than income”. These amounts totaled $120 million, $139 million and $145 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Deferred Charges and Other Assets

Deferred charges and other assets consist primarily of pension assets net of accrued pension liabilities (see Note 5) and right-of-use assets related to operating leases (see Note 13).

Deferred Credits and Other Liabilities

Other deferred credits primarily include accrued other postretirement benefits (see Note 5), asset retirement obligations (see Note 12), lease liabilities (see Note 13) and a reserve for auto, general and workers’ compensation liability claims.

TECO Holdings and its subsidiaries, including TEC, have a self-insurance program supplemented by excess insurance coverage for the cost of claims whose ultimate value exceeds the company’s retention amounts. TEC estimates its liabilities for auto, general and workers’ compensation using discount rates mandated by statute or otherwise deemed appropriate for the circumstances. Discount rates used in estimating these other self-insurance liabilities at December 31, 2024 and 2023 ranged from 4.00% to 5.11% and 4.00% to 5.99%, respectively.

Derivatives and Hedging Activities

TEC had $1 million and $1 million derivative assets as of December 31, 2024 and 2023, respectively, and zero derivative liabilities as of December 31, 2024 and December 31, 2023, respectively.

TEC’s physical contracts qualify for the NPNS exception to derivative accounting rules, provided they meet certain criteria. Generally, NPNS applies if TEC deems the counterparty creditworthy, if the counterparty owns or controls resources within the proximity to allow for physical delivery of the commodity, if TEC intends to receive physical delivery and if the transaction is reasonable in relation to TEC’s business needs. As of December 31, 2024 and 2023, all of TEC’s physical contracts qualified for the NPNS exception, which was elected.

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

2. New Accounting Pronouncements

Reportable Segment Disclosures

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures. The change in the standard improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The changes improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision-useful financial analyses. The guidance was effective for annual reporting periods beginning after December 15, 2023, and for interim periods beginning after December 15, 2024. TEC adopted the standard for the year ended December 31, 2024. The standard was applied retrospectively. See Note 11 for further detail.

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

Tampa Electric Base Rates

Tampa Electric’s 2024, 2023 and 2022 base rates reflect a settlement agreement dated as of August 6, 2021 (the Settlement Agreement) by and among Tampa Electric and the intervenors in Tampa Electric’s 2021 rate case, which was approved by an FPSC order on November 10, 2021. The Settlement Agreement agreed to an increase in base rates annually effective with January 2022 bills, to generate a $191 million increase in revenue consisting of $123 million of traditional base rate charges and $68 million in a new charge to recover the costs of retiring assets. The Settlement Agreement further included two subsequent year adjustments of $90 million and $21 million, effective January 2023 and January 2024, respectively. Under the agreement, the allowed equity in the capital structure continued to be 54% from investor sources of capital. The Settlement Agreement included an allowed regulatory ROE range of 9.0% to 11.0% with a 9.95% midpoint. Under the agreement, base rates will not change from January 1, 2022 through December 31, 2024, unless Tampa Electric’s earned ROE were to fall below the bottom of the range during that time. The Settlement Agreement contained a provision whereby Tampa Electric agrees to quantify the future impact of a decrease or increase in corporate income tax rates on net operating income through a reduction or increase in base revenues within 180 days of when such tax change becomes law or its effective date. The Settlement Agreement further created a mechanism to recover the costs of retiring coal generation units and meter assets over a period of 15 years which survives the term of that agreement. The Settlement Agreement set new depreciation and dismantlement rates effective January 1, 2022 and contained the provisions that Tampa Electric will not have to file another depreciation study during the term of the agreement but will file a new depreciation study no more than one year, nor less than 90 days, before the filing of its next general base rate proceeding. Additionally, Tampa Electric agreed to a financial hedging moratorium for natural gas ending on December 31, 2024.

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

On April 2, 2024, Tampa Electric requested a base rate increase, reflecting an increased revenue requirement of $297 million, effective January 1, 2025, and additional adjustments of $100 million and $72 million for 2026 and 2027, respectively. Tampa Electric’s proposed rates include recovery of solar generation projects, energy storage capacity, a more resilient and modernized energy control center, and other resiliency and reliability projects. Prior to the rate case hearing, Tampa Electric submitted revisions to its requested base rate increase to reflect items that included production tax credits, energy storage life expectancy, and the company’s grid reliability and resilience project. The company’s August 22, 2024 requested revenue requirement reflects a base rate increase of $288 million, effective January 1, 2025, and adjustments of $92 million and $65 million for 2026 and 2027, respectively. From August 26 through 30, 2024, Tampa Electric’s rate case hearing was heard by the FPSC. On December 3, 2024, the FPSC rendered a decision during a Special Agenda and the final order, reflecting such decision, was issued on February 3, 2025. The FPSC decision includes an increase of $185 million in 2025 and adjustments of $87 million and $9 million in 2026 and 2027, respectively. The decision also allowed for equity in the capital structure to continue to be 54% from investor sources of capital. The allowed regulatory ROE range is 9.50% to 11.50% with a 10.50% midpoint, effective January 1, 2025. On February 18, 2025, a motion for reconsideration on certain aspects of the rate case order was filed with the FPSC. Tampa Electric will respond to this motion in February 2025. Tampa Electric expects the FPSC to reach a final decision on the motion in the second quarter of 2025.

Tampa Electric Storm Restoration Cost Recovery

In accordance with Tampa Electric’s 2021 rate case settlement agreement and continued with Tampa Electric's 2024 rate case order, in the event of a named storm that results in damage to its system, Tampa Electric can petition the FPSC to seek recovery of those costs over a 12-month period or longer as determined by the FPSC, as well as replenish its storm reserve regulatory liability of $56 million. Based on an FPSC order, if the charges to the storm reserve exceed the reserve liability account balance, the excess is to be carried as a regulatory asset. At December 31, 2024, the balance in the regulatory asset for storm restoration costs was $377 million.

In September 2022, Tampa Electric was impacted by Hurricane Ian. Total storm restoration costs were $129 million, with $121 million charged to the storm reserve. Restoration costs charged to the storm reserve exceeded the storm reserve balance and this amount was deferred to be collected from customers in subsequent periods. In November 2022, Tampa Electric incurred costs of approximately $2 million related to Hurricane Nicole. In January 2023, Tampa Electric petitioned the FPSC for recovery of costs associated with Hurricanes Ian and Nicole that exceeded the reserve, $10 million of storm restoration costs charged to the reserve since 2018, and the replenishment of the balance in the reserve to the $56 million level that existed as of October 31, 2013 for a total of approximately $131 million. The storm cost recovery surcharge was approved by the FPSC on March 7, 2023, and Tampa Electric began applying the surcharge on April 2023 bills. Subsequently, on November 9, 2023, the FPSC approved Tampa Electric’s petition filed on August 16, 2023 to update the total storm cost collection from $129 million to approximately $134 million and change the collection of the expected remaining balance of approximately $29 million as of December 31, 2023, from over the first three months of 2024 to over the 12 months of 2024. On June 13, 2024, the FPSC issued an Order approving a total storm cost collection of $135 million.

In September 2023, Tampa Electric was impacted by Hurricane Idalia. The related storm restoration costs were approximately $35 million, which were charged to the storm reserve regulatory asset and not included in the petition above.

Hurricane Helene made landfall on September 26, 2024. Tampa Electric was impacted by Hurricane Helene, resulting in a peak number of customers out of approximately 100,000. As of December 31, 2024, TEC deferred $49 million to the storm reserve for future recovery, with a minimal impact to earnings.

Hurricane Milton, the worst weather event to impact the area in over 100 years, made landfall on October 9, 2024. Tampa Electric was impacted by Hurricane Milton, resulting in a peak number of customers out of approximately 600,000. As of December 31, 2024, TEC deferred $340 million to the storm reserve for future recovery, with a minimal impact to earnings.

Restoration costs for the storms described above are deferred and will be collected from customers in subsequent periods. On February 4, 2025, the FPSC approved Tampa Electric’s petition filed on December 27, 2024 for the recovery of $466 million for costs associated with Hurricane Idalia, Hurricane Debby, Hurricane Helene and Hurricane Milton and the associated interest to replenish the storm reserve over an 18-month recovery period beginning in March 2025. The amount of cost-recovery is subject to a true-up mechanism with the FPSC.

Tampa Electric Big Bend Modernization Project

Tampa Electric invested $876 million, including $91 million of AFUDC, during 2018 through 2022 to modernize the Big Bend Power Station. The Big Bend modernization project repowered Big Bend Unit 1 with natural gas combined-cycle technology and eliminated coal as this unit’s fuel. As part of the Big Bend modernization project, Tampa Electric retired the Unit 1 components that will not be used in the modernized plant, Big Bend Unit 2 and Big Bend Unit 3 in 2020, 2021 and 2023, respectively.

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

Tampa Electric Mid-Course Adjustment to Fuel Recovery

In January 2022, Tampa Electric requested a mid-course adjustment to its fuel and capacity charges to recover $169 million beginning April 1, 2022 through December 2022 due to an increase in fuel commodity and capacity costs. On March 1, 2022, the FPSC voted to approve the mid-course adjustment, and the order reflecting such approval was issued on March 18, 2022.

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

PGS Base Rates

PGS’s results for 2022 reflected a rate case settlement agreement filed by PGS and the Office of Public Counsel and approved by the FPSC on November 19, 2020. The settlement agreement provides for an increase in base rates by $58 million annually effective January 2021, which is a $34 million increase in revenue and $24 million increase of revenues previously recovered through the cast iron and bare steel replacement rider. This settlement agreement includes an allowed regulatory ROE range of 8.90% to 11.00% with a 9.90% midpoint, including the ability to reverse a total of $34 million of accumulated depreciation through 2023. During 2023 and 2022, PGS reversed $20 million and $14 million, respectively, of accumulated depreciation.

Regulatory Assets and Liabilities

Details of the regulatory assets and liabilities are presented in the following table:

Regulatory Assets and Liabilities

	December 31,	December 31,
(millions)	2024	2023
Regulatory assets:
Regulatory tax asset (1)	$117	$112
Cost-recovery clauses (2)	20	94
Capital cost recovery for early retired assets (3)	513	507
Capital cost recovery for retired Polk Unit 1 components (4)	142	0
Postretirement benefits (5)	243	236
Storm reserve (6)	377	7
Other	29	32
Total regulatory assets	1,441	988
Less: Current portion	343	161
Long-term regulatory assets	$1,098	$827
Regulatory liabilities:
Regulatory tax liability (7)	$456	$477
Cost-recovery clauses - deferred balances (2)	80	20
Accumulated reserve—cost of removal (8)	304	271
Deferred production tax credits (9)	57	23
Other	7	4
Total regulatory liabilities	904	795
Less: Current portion	146	94
Long-term regulatory liabilities	$758	$701
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
(4)
This regulatory asset is related to the remaining net book value of certain components of Polk Unit 1 that were early retired on December 31, 2024. The balance earns a rate of return as permitted by the FPSC and will be recovered through base rates over an 11-year recovery period beginning on January 1, 2025.
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

(9) This regulatory liability represents the deferred benefit for production tax credits (PTC) available for qualifying solar facilities placed in service on or after January 1, 2022, which reduced income tax expense. Following the recommendation of the FPSC, these PTC deferrals will be amortized over a three-year period.

4. Income Taxes

Inflation Reduction Act

On August 16, 2022, the Inflation Reduction Act was signed into legislation and includes numerous tax incentives for clean energy, such as the extension and modification of existing investment and production tax credits for projects placed in service through 2024, and new technology-neutral clean energy provisions related credits beginning in 2025. The Inflation Reduction Act also expanded the ITC for energy storage technology, including an election that permits these ITCs to be amortized over a period that is shorter than the life of the asset. During 2024, TEC placed in service its first standalone energy storage project eligible for the ITC and in accordance with the FPSC decision rendered on December 3, 2024, is amortizing this project over a five-year period.

TEC has determined that electing production tax credits for its solar plants placed in service through 2024 will be more beneficial for customers compared to ITCs and has recorded a regulatory liability in recognition of its obligation to pass the tax benefits to customers of $57 million and $23 million as of December 31, 2024 and 2023, respectively. In accordance with the FPSC decision rendered on December 3, 2024, the regulatory liability will be refunded to customers over a three-year period. See Note 3.

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

Income tax expense consists of the following components:

Income Tax Expense (Benefit)

(millions)
For the year ended December 31,	2024	2023	2022
Current income taxes
Federal	$2	$84	$(13)
State	0	25	(3)
Deferred income taxes
Federal	36	(19)	105
State	34	5	38
Investment tax credits amortization	(4)	(8)	(6)
Total income tax expense	$68	$87	$121

During 2024 and 2022, TEC increased its net operating loss carryforward. Total current income tax expense for the years ending December 31, 2024 and December 31, 2022 were reduced by $13 million and $59 million, respectively, to reflect the benefits of operating loss carryforwards.

For the three years presented, the overall effective tax rate differs from the U.S. federal statutory rate as presented below:

Effective Income Tax Rate

(millions)
For the year ended December 31,	2024	2023	2022
Income before provision for income taxes	$536	$553	$661
Federal statutory income tax rates	21%	21%	21%
Income taxes, at statutory income tax rate	113	116	139
Increase (decrease) due to
State income tax, net of federal income tax	23	23	27
Excess deferred tax amortization	(25)	(25)	(25)
ITC amortization	(4)	(8)	(6)
AFUDC-equity	(3)	(4)	(7)
Production tax credits	(30)	(15)	(6)
Other tax credits	(7)	(4)	(3)
Other	1	4	2
Total income tax expense on consolidated statements of income	$68	$87	$121
Income tax expense as a percent of income before income taxes	12.7%	15.7%	18.3%

Deferred Income Taxes

Deferred taxes result from temporary differences in the recognition of certain liabilities or assets for tax and financial reporting purposes. The principal components of TEC’s deferred tax assets and liabilities recognized in the balance sheet are as follows:

(millions)
As of December 31,	2024	2023
Deferred tax liabilities (1)
Property related	$1,314	$1,227
Deferred fuel	5	23
Pension and postretirement benefits	123	100
Storm reserve	95	2
Total deferred tax liabilities	1,537	1,352
Deferred tax assets (1)
Loss and credit carryforwards (2)	438	383
Medical benefits	22	19
Insurance reserves	2	3
Pension and postretirement benefits	62	49
Other	37	18
Total deferred tax assets	561	472
Total deferred tax liability, net	$976	$880
(1)
Certain property related assets and liabilities have been netted.
(2)
Deferred tax assets for net operating loss and tax credit carryforwards have been reduced by unrecognized tax benefits of $10 million and $10 million at December 31, 2024 and 2023, respectively.

The expiration of TEC's tax credits and net operating loss (NOL) carryforwards are as follows:

(millions)	December 31, 2024	Expiration Year
General business credits	$361	2027-2044
Federal NOL carryforwards	135	2037
Federal NOL carryforwards (1)	248	indefinite
State NOL carryforwards (1)	359	indefinite
Total tax credits and NOL carryforwards	$1,103
(1)
Indefinite carryforward for Federal NOLs and NOLs for states that have adopted the U.S. Tax Cuts and Jobs Act of 2017 provisions, generated in tax years beginning after December 31, 2017.

TEC has unused general business credits of $361 million expiring between 2027 and 2044, of which $270 million relate to ITCs expiring between 2034 and 2044. As a result of TECO Energy's merger with Emera in 2016, TECs NOLs and credits will be utilized by EUSHI, in accordance with the benefits-for-loss allocation which provide that tax attributes are utilized by the consolidated tax return group of EUSHI.

Unrecognized Tax Benefits

TEC accounts for uncertain tax positions as required by U.S. GAAP. The following table provides details of the change in unrecognized tax benefits as follows:

(millions)	2024	2023	2022
Balance at January 1,	$10	$9	$6
Increases due to tax positions related to prior year	0	0	2
Increases due to tax positions related to current year	0	1	1
Balance at December 31,	$10	$10	$9

As of December 31, 2024 and 2023, TEC’s uncertain tax positions for federal research and development tax credits were $10 million and $10 million, respectively, all of which was recorded as a reduction of deferred income tax assets for tax credit carryforwards. The unrecognized tax benefits, if recognized, would reduce TEC’s effective tax rate.

TEC recognizes interest accruals related to uncertain tax positions in “Other income” or “Interest expense”, as applicable, and penalties in “Operation and maintenance expense” in the Consolidated Statements of Income. In 2024, 2023 and 2022, TEC did not recognize any pre-tax charges for interest or penalties.

The U.S. federal statute of limitations remains open for the year 2017 and forward. Florida’s statute of limitations is three years from the filing of an income tax return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. Years still open to examination by Florida’s tax authorities include 2013 and forward as a result of EUSHI’s consolidated Florida net operating loss still being utilized.

5. Employee Postretirement Benefits

Pension Benefits

TEC is a participant in the comprehensive retirement plans of TECO Energy, LLC (formerly known as TECO Energy, Inc. prior to April 1, 2024), including a qualified, non-contributory defined benefit retirement plan that covers substantially all employees. Subsequent to April 1, 2024, TECO Energy, LLC became a wholly owned subsidiary of the newly created TECO Holdings (see Note 1 for further detail.) Effective January 1, 2025, the comprehensive retirement plans were transferred to TECO Holdings. Benefits are based on the employees’ age, years of service and final average earnings. Where appropriate and reasonably determinable, the portion of expenses, income, gains or losses allocable to TEC are presented. Otherwise, such amounts presented reflect the amount allocable to all participants of the TECO Energy retirement plans.

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

TECO Energy	Pension Benefits		Other Benefits (2)
Obligations and Funded Status
(millions)	2024	2023	2024	2023
Change in benefit obligation
Benefit obligation at beginning of year	$678	$666	$132	$142
Service cost	17	15	1	1
Interest cost	35	35	7	7
Plan participants’ contributions	0	0	4	4
Benefits paid	(57)	(59)	(10)	(19)
Actuarial loss (gain)	1	27	(4)	7
Plan amendments	0	0	0	(10)
Plan settlements (3)	0	(6)	0	0
Benefit obligation at end of year	$674	$678	$130	$132

Change in plan assets
Fair value of plan assets at beginning of year	$686	$650	$0	$0
Actual gain (loss) return on plan assets	41	78	0	0
Employer contributions	16	16	0	0
Employer direct benefit payments	0	7	6	15
Plan participants’ contributions	0	0	4	4
Benefits paid	(57)	(58)	0	0
Direct benefit payments	0	(1)	(10)	(19)
Plan settlements (3)	0	(6)	0	0
Fair value of plan assets at end of year (1)	$686	$686	$0	$0
(1)
The market-related value of plan assets is used as the basis for calculating the expected return on plan assets component of periodic pension expense. The market-related value reflects the fair value of plan assets adjusted for experience gains and losses (i.e. the differences between actual investment returns and expected returns) spread over five years.
(2)
Represent amounts for TECO Energy’s Florida-based other postretirement benefit plan.
(3)
Represents TECO Energy’s SERP and Restoration settlement charges as a result of the retirement of certain executives. These charges did impact TEC’s financial statements.

Decreases in the benefit obligation for the period ended December 31, 2024 are the result of normal growth of the plan, due to the continued accrual of benefits, and increases in the discount rate used to calculate the benefit obligation.

At December 31, the aggregate financial position for TECO Energy pension plans and Florida-based other postretirement plans with projected benefit obligations and accumulated projected benefit obligations in excess of plan assets was as follows:

TECO Energy	Pension Benefits		Other Benefits (1)
Funded Status
(millions)	2024	2023	2024	2023
Benefit obligation (PBO/APBO)	$674	$678	$130	$132
Less: Fair value of plan assets	686	686	0	0
Funded status at end of year	$12	$8	$(130)	$(132)
(1)
Represent amounts for TECO Energy’s Florida-based other postretirement benefit plan.

The accumulated benefit obligation for TECO Energy consolidated defined benefit pension plans was $638 million and $642 million at December 31, 2024 and 2023, respectively.

The amounts recognized in TEC’s Consolidated Balance Sheets for pension and other postretirement benefit obligations and plan assets at December 31 were as follows:

TEC	Pension Benefits		Other Benefits
Amounts recognized in balance sheet
(millions)	2024	2023	2024	2023
Noncurrent assets	$14	$10	$0	$0
Accrued benefit costs and other current liabilities	0	0	(10)	(10)
Deferred credits and other liabilities	(2)	(1)	(97)	(99)
	$12	$9	$(107)	$(109)

Unrecognized gains and losses and prior service credits and costs are recorded in regulatory assets for TEC. The following table provides a detail of the unrecognized gains and losses and prior service credits and costs.

TEC	Pension Benefits		Other Benefits
Amounts recognized in regulatory assets
(millions)	2024	2023	2024	2023
Net actuarial loss	$213	$207	$29	$29
Amount recognized	$213	$207	$29	$29

Assumptions used to determine benefit obligations at December 31:

	Pension Benefits		Other Benefits
	2024	2023	2024	2023
Discount rate	5.66%	5.27%	5.69%	5.28%
Rate of compensation increase	4.42%	4.42%	4.42%	4.42%
Healthcare cost trend rate
Immediate rate	n/a	n/a	7.45%	6.09%
Ultimate rate	n/a	n/a	4.00%	4.00%
Year rate reaches ultimate trend rate	n/a	n/a	2050	2047

The discount rate assumption used to determine the December 31, 2024 and 2023 benefit obligation was based on a cash flow matching technique that matches yields from high-quality (AA-rated, non-callable) corporate bonds to TECO Energy’s projected cash flows for the plans to develop a present value that is converted to a discount rate assumption.

Amounts recognized in Net Periodic Benefit Cost, OCI and Regulatory Assets

TECO Energy	Pension Benefits			Other Benefits (1)
	2024	2023	2022	2024	2023	2022
(millions)
Service cost	$17	$15	$18	$1	$1	$2
Interest cost	35	35	23	7	7	5
Expected return on plan assets	(55)	(54)	(51)	0	0	0
Amortization of:
Actuarial loss	7	5	17	0	0	3
Prior service cost	0	0	0	(3)	(2)	(2)
Settlement loss (2)	0	2	2	0	0	0
Net periodic benefit cost	$4	$3	$9	$5	$6	$8

Net loss (gain) arising during the year (includes curtailment gain)	$15	$2	$123	$(4)	$7	$(50)
Prior service cost	0	0	0	0	(11)	0
Amounts recognized as component of net periodic benefit cost:
Amortization or curtailment recognition of prior service credit	0	0	0	3	3	2
Amortization or settlement of actuarial loss	(7)	(7)	(19)	0	0	(3)
Total recognized in OCI and regulatory assets	$8	$(5)	$104	$(1)	$(1)	$(51)
Total recognized in net periodic benefit cost, OCI and regulatory assets	$12	$(2)	$113	$4	$5	$(43)
(1)
Represents amounts for TECO Energy’s Florida-based other postretirement benefit plan
(2)
Represents TECO Energy’s SERP and Restoration settlement charges as a result of the retirement of certain executives. These charges did impact TEC’s financial statements.

TEC’s portion of the net periodic benefit costs for pension benefits was $0 million, $1 million and $8 million for 2024, 2023 and 2022, respectively. Tampa Electric’s portion of the net periodic benefit costs for pension benefits was $0 million, $1 million and $4 million for 2024, 2023 and 2022, respectively. TEC’s portion of the net periodic benefit costs for other benefits was $4 million, $5 million and $9 million for 2024, 2023 and 2022, respectively. Tampa Electric’s portion of the net periodic benefit costs for other benefits was $4 million, $5 million and $8 million for 2024, 2023 and 2022, respectively. Net periodic benefit costs for pension and other benefits is included as an expense on the Consolidated Statements of Income in “Operations & maintenance”.

Assumptions used to determine net periodic benefit cost for years ended December 31:

	Pension Benefits			Other Benefits
	2024	2023	2022	2024	2023	2022
Discount rate (1)	5.27%	4.19%-5.55%	2.77%	5.28%	5.53%-6.14%	2.84%
Expected long-term return on plan assets	7.05%	7.05%	6.50%	n/a	n/a	n/a
Rate of compensation increase	4.42%	3.79%	3.05%	4.42%	3.79%	3.04%
Healthcare cost trend rate
Initial rate	n/a	n/a	n/a	6.09%	6.39%	5.61%
Ultimate rate	n/a	n/a	n/a	4.00%	4.00%	4.00%
Year rate reaches ultimate trend rate	n/a	n/a	n/a	2047	2047	2045
(1)
Discount rate range is the result of remeasurements that occurred in 2023.

The discount rate assumption used to determine the benefit cost for 2024, 2023 and 2022 was based on the same technique that was used to determine the December 31, 2024 and 2023 benefit obligation as discussed above.

The expected return on assets assumption was based on historical returns, fixed income spreads and equity premiums consistent with the portfolio and asset allocation. A change in asset allocations could have a significant impact on the expected return on assets. Additionally, expectations of long-term inflation, real growth in the economy and a provision for active management and expenses paid were incorporated in the assumption. For the year ended December 31, 2024, TECO Energy’s pension plan’s actual return was approximately 5.1%.

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

TECO Energy	2024 Target Allocation	2023 Target Allocation	Actual Allocation, End of Year
Asset Category			2024	2023
Cash and cash equivalents	0%-10%	0%-10%	2%	3%
Equity securities	48%-68%	48%-68%	58%	57%
Fixed income securities	29%-49%	29%-49%	40%	40%
Total	100%	100%	100%	100%

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

Pension Plan Investments

TECO Energy	At Fair Value as of December 31, 2024
(millions)
	Level 1	Level 2	Level 3	Using NAV (1)	Total
Cash	$1	$0	$0	$0	$1
Accounts receivable	19	0	0	0	19
Accounts payable	(38)	0	0	0	(38)
Short-term investment funds (STIFs)	17	0	0	0	17
Real estate investment trusts (REITs)	2	0	0	0	2
Mutual funds	9	0	0	0	9
US Equity	99	0	0	0	99
Municipal bonds	0	2	0	0	2
Government bonds	0	71	0	0	71
Corporate bonds	0	53	0	0	53
Mortgage Backed Securities (MBS)	0	11	0	0	11
Investments not utilizing the practical expedient	109	137	0	0	246
Limited Partnership Pooled Fund	0	0	0	79	79
Common and collective trusts (1)	0	0	0	361	361
Total investments	$109	$137	$0	$440	$686
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
•
The primary pricing inputs in determining the fair value of the Common stocks, US Equity and REITs are closing quoted prices in active markets.

•
The primary pricing inputs in determining the level 1 mutual funds are the mutual funds’ NAVs. The funds are registered open-end mutual funds and the NAVs are validated with purchases and sales at NAV. Since the fair values are determined and published, they are considered readily-determinable fair values and therefore level 1 assets.
•
The primary pricing inputs in determining the fair value of municipal bonds are benchmark yields, historical spreads, sector curves, rating updates, and prepayment schedules. The primary pricing inputs in determining the fair value of government bonds are the U.S. treasury curve, consumer price index, and broker quotes, if available. The primary pricing inputs in determining the fair value of corporate bonds are the U.S. treasury curve, base spreads, YTM, and benchmark quotes. Collateralized mortgage obligations are priced using to-be-announced (TBA) prices, treasury curves, swap curves, cash flow information, and bids and offers as inputs. Mortgage-backed securities are priced using TBA prices, treasury curves, average lives, spreads, and cash flow information.
•
The limited partnership pooled fund investment and common collective trusts are private funds valued at NAV. The NAVs are calculated based on bid prices of the underlying securities. Since the prices are not published to external sources, NAV is used as a practical expedient. Certain funds invest primarily in equity securities of domestic and foreign issuers while others invest in long duration U.S. investment-grade fixed income assets and seeks to increase return through active management of interest rate and credit risks. The redemption frequency of the funds ranges from daily to weekly and the redemption notice period ranges from 1 business day to 30 business days. There were no unfunded commitments as of December 31, 2024.
•
Treasury bills are valued using benchmark yields, reported trades, broker dealer quotes, and benchmark securities.
•
Futures are valued using futures data, cash rate data, swap rates, and cash flow analyses.

Additionally, the non-qualified SERP had $4 million and $4 million of assets as of December 31, 2024 and 2023, respectively. Since the plan is non-qualified, its assets are included in the “Deferred charges and other assets” line item in the Consolidated Balance Sheets rather than being netted with the related liability. The non-qualified trust holds investments in a money market fund. The fund is an open-end investment, resulting in a readily-determinable fair value. Additionally, shares may be redeemed any business day at the NAV calculated after the order is accepted. The NAV is validated with purchases and sales at NAV. These factors make it a level 1 asset. The SERP was fully funded as of December 31, 2024 and 2023.

Other Postretirement Benefit Plan Assets

There are no assets associated with TECO Energy’s Florida-based other postretirement benefits plan.

Contributions

The qualified pension plan’s actuarial value of assets, including credit balance, was 110.22% of the Pension Protection Act funded target as of January 1, 2024 and is estimated at 100.38% of the Pension Protection Act funded target as of January 1, 2025.

TECO Energy’s policy is to fund the qualified pension plan at or above amounts determined by its actuaries to meet ERISA guidelines for minimum annual contributions. TEC’s contribution is first set equal to its service cost. If a contribution in excess of service cost for the year is made, TEC’s portion is based on TEC’s proportion of the TECO Energy unfunded liability. TECO Holdings made contributions to this plan in 2024 and TECO Energy made contributions to this plan in 2024, 2023 and 2022, which met the minimum funding requirements for 2024, 2023 and 2022. TEC’s portion of the contribution in 2024 was $10 million, in 2023 was $10 million and in 2022 was $15 million. Tampa Electric’s portion of the contribution was $10 million in 2024, $10 million in 2023 and $12 million 2022. These amounts are reflected in the “Other” line on the Consolidated Statements of Cash Flows. TEC estimates its portion of the 2025 contribution to be $11 million. The amount TECO Holdings expects to contribute is in excess of the minimum funding required under ERISA guidelines.

TEC’s portion of the contributions to the SERP in 2024, 2023 and 2022 was zero. Since the SERP is fully funded, TECO Holdings does not expect to make significant contributions to this plan in 2025. TEC made SERP payments of approximately $0 million, $5 million and $2 million from the trust in 2024, 2023 and 2022, respectively.

The other postretirement benefits are funded annually to meet benefit obligations. TECO Energy's contribution toward health care coverage for most employees who retired after the age of 55 between January 1, 1990 and June 30, 2001 is limited to a defined dollar benefit based on service. TECO Energy’s contribution toward pre-65 and post-65 health care coverage for most employees retiring on or after July 1, 2001 is limited to a defined dollar benefit based on an age and service schedule. In 2025, TEC expects to make a contribution of approximately $10 million. Postretirement benefit levels are substantially unrelated to salary.

Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Expected Benefit Payments

TECO Energy		Other
(including projected service and net of employee contributions)	Pension	Postretirement
	Benefits	Benefits
(millions)
2025	$70	$12
2026	70	12
2027	69	12
2028	68	12
2029	66	12
2030-2034	296	51

Defined Contribution Plan

TECO Energy has a defined contribution savings plan covering substantially all employees of TECO Energy and its subsidiaries that enables participants to save a portion of their compensation up to the limits allowed by IRS guidelines. TECO Energy and its subsidiaries match 75% of the first 6% of the participant’s payroll savings deductions. Effective January 1, 2017, the employer matching contributions increased from 70% to 75% with an additional incentive match of up to 25% of eligible participant contributions based on the achievement of certain operating company financial goals. For the years ended December 31, 2024, 2023 and 2022, TEC’s portion of expense totaled $20 million, $18 million and $22 million, respectively, related to the matching contributions made to this plan. Tampa Electric’s portion of expense totaled $20 million, $18 million and $19 million, respectively, related to the matching contributions made to this plan. The expense related to the matching contribution is included on the Consolidated Statements of Income in “Operations & maintenance”.

Effective October 21, 2019, TECO Energy amended the defined contribution plan such that certain participants covered by the IBEW collective bargaining agreement shall not be eligible to participate in the plan for purposes of receiving the fixed matching contribution. This has been replaced with a non-elective employer contribution on a bi-weekly basis equal to a percentage of the member’s compensation for that period based on years of tenure of employment. For the years ended December 31, 2024, 2023 and 2022, Tampa Electric recognized expense totaling $11 million, $10 million and $10 million, respectively, related to the contributions made to this plan. The expense related to this contribution is included on the Consolidated Statements of Income in “Operations & maintenance”.

6. Short-Term Debt

Credit Facilities

	December 31, 2024				December 31, 2023
		Borrowings	Borrowings	Letters		Borrowings	Borrowings	Letters
	Credit	Outstanding -	Outstanding -	of Credit	Credit	Outstanding -	Outstanding -	of Credit
(millions)	Facilities	Credit Facilities (1)	Commercial Paper (1)	Outstanding	Facilities	Credit Facilities (1)	Commercial Paper (1)	Outstanding
5-year facility (2)	$800	$0	$636	$1	$800	$0	$706	$1
1-year term facility (3)	0	0	0	0	200	0	0	0
1-year term facility (4)	0	0	0	0	200	0	0	0
Total	$800	$0	$636	$1	$1,200	$0	$706	$1
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
(3)
On March 1, 2023, TEC entered into a 1-year term facility that matured on February 28, 2024.
(4)
On April 3, 2023, TEC entered into a 1-year term facility that matured on April 1, 2024.

At December 31, 2024, the credit facility required a commitment fee of 12.5 basis points. The weighted-average interest rate on borrowings outstanding under the credit facilities and commercial paper at December 31, 2024 and 2023 was 4.8% and 5.7%, respectively.

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

TEC 3.875% Notes due 2024 and 5.00% Notes due 2052

On July 12, 2022, TEC completed a sale of (i) $300 million aggregate principal amount of 3.875% Notes due July 12, 2024 (the 2024 Notes) and (ii) $300 million aggregate principal amount of 5.00% Notes due July 15, 2052 (the 2052 Notes, and collectively, the Notes). Until July 12, 2024, in the case of the 2024 Notes, or January 15, 2052, in the case of the 2052 Notes, TEC may redeem all or any part of such series of Notes at its option at a redemption price equal to the greater of (i) 100% of the principal amount of such series of Notes to be redeemed or (ii) the sum of the present values of the remaining payments of principal and interest on the Notes to be redeemed that would be due if the Notes matured on (a) July 12, 2024, in the case of the 2024 Notes, discounted to the redemption date on a semiannual basis at the applicable treasury rate (as defined in the Indenture), plus 15 basis points, or (b) July 15, 2052, in the case of the 2052 Notes, discounted to the redemption date on a semiannual basis at the applicable treasury rate, plus 30 basis points; in either case, the redemption price would include accrued and unpaid interest to the redemption date. At any time on or after January 15, 2052, in the case of the 2052 Notes, TEC may, at its option, redeem the 2052 Notes, in whole or in part, at 100% of the principal amount of such series of the Notes being redeemed plus accrued and unpaid interest thereon to, but excluding, the date of redemption. On July 12, 2024, TEC repaid the $300 million 2024 Notes upon maturity. This note was repaid with proceeds from commercial paper.

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

Superfund and Former Manufactured Gas Plant Sites

As of December 31, 2024, TEC, through its Tampa Electric division and former PGS division, was a PRP for certain superfund sites and, through its former PGS division, for certain former MGP sites. As a result of the separation of the PGS division, PGS is now the responsible party for those sites (in addition to third party PRPs for certain sites). See Note 1 to the 2024 Annual TEC Consolidated Financial Statements for information regarding the separation of PGS from TEC.

Long-Term Commitments

TEC has commitments for various purchases as disclosed below, including payment obligations for capital projects and contractual agreements for fuel, fuel transportation and power purchases that are recovered from customers under regulatory clauses. The following is a schedule of future payments under net purchase obligations/commitments at December 31, 2024:

		Capital	Fuel and Gas	Long-term Service
(millions)	Transportation	Projects (1)	Supply	Agreements	Leases	Other (2)	Total
Year ended December 31:
2025	$146	$279	$156	$21	$4	$15	$621
2026	145	161	27	22	2	1	358
2027	176	17	4	40	2	1	240
2028	138	0	1	30	2	0	171
2029	120	0	0	31	2	0	153
Thereafter	1,200	0	0	33	107	0	1,340
Total future minimum payments	$1,925	$457	$188	$177	$119	$17	$2,883

(1) These estimates are subject to continuing review and adjustment and actual capital expenditures may vary significantly from these estimates.

(2) Other includes contractual obligations under demand side management and purchased power agreements.

Financial Covenants

TEC must meet certain financial tests, including a debt to capital ratio, as defined in the applicable debt agreements. TEC has certain restrictive covenants in specific agreements and debt instruments. At December 31, 2024 and 2023, TEC was in compliance with all required financial covenants.

9. Revenue

The following disaggregates TEC’s revenue by major source:

(millions)	Tampa			Tampa Electric
For the year ended December 31, 2024	Electric	PGS	Eliminations	Company
Electric revenue
Residential	$1,507			$1,507
Commercial	686			686
Industrial	162			162
Regulatory deferrals	(116)			(116)
Unbilled revenue	5			5
Other (1)	282			282
Total revenue	$2,526			$2,526
For the year ended December 31, 2023
Electric revenue
Residential	$1,711			$1,711
Commercial	803			803
Industrial	203			203
Regulatory deferrals	(387)			(387)
Unbilled revenue	(2)			(2)
Other (1)	309			309
Total revenue	$2,637			$2,637
For the year ended December 31, 2022
Electric revenue
Residential	$1,381	$0	$0	$1,381
Commercial	666	0	0	666
Industrial	176	0	0	176
Regulatory deferrals	(21)	0	0	(21)
Unbilled revenue	9	0	0	9
Other (1)	312	0	(4)	308
Total electric revenue	2,523	0	(4)	2,519
Gas revenue
Residential	0	229	0	229
Commercial	0	200	0	200
Industrial (2)	0	31	0	31
Other (3)	0	196	(6)	190
Total gas revenue	0	656	(6)	650
Total revenue	$2,523	$656	$(10)	$3,169

(1)
Other includes sales to public authorities, off-system sales to other utilities and various other items.
(2)
Industrial includes sales to power generation customers.
(3)
Other includes off-system sales to other utilities and various other items.

Remaining Performance Obligations

Remaining performance obligations primarily represent lighting contracts and, prior to January 1, 2023, gas transportation contracts with fixed contract terms. As of December 31, 2024 and 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $99 million and $78 million, respectively. As allowed under ASC 606, this amount excludes contracts with an original expected length of one year or less and variable amounts for which TEC recognizes revenue at the amount to which it has the right to invoice for services performed. TEC expects to recognize revenue for the remaining performance obligations through 2044.

10. Related Party Transactions

A summary of activities between TEC and its affiliates follows:

Net transactions with affiliates:

(millions)	2024	2023	2022
Natural gas purchases (net of sales) from affiliates	$44	$65	$232
Services to/(from) affiliates	29	28	(4)
Interest income from affiliate	0	38	0
Interest expense to affiliate	0	11	0
Dividends to Parent	469	472	517
Equity contributions from Parent	600	300	605

Amounts due from or to affiliates at December 31,

(millions)	2024	2023
Accounts receivable (1)	$13	$16
Taxes receivable (2)	0	3
Accounts payable (1)	16	10
Taxes payable (2)	2	0
(1)
Accounts receivable and accounts payable were incurred in the ordinary course of business and do not bear interest.
(2)
Taxes receivable were due from EUSHI and taxes payable were due to EUSHI. See Note 4 for additional information.

11. Segment Information

Segments are determined based on how TEC's chief operating decision maker (CODM) evaluates, measures and makes decisions with respect to the operations of the entity, resulting in segments based on products and services (i.e., electric and gas). Management reports segments based on each segment’s contribution of revenues, net income and total assets as required by the accounting guidance for disclosures about segments of an enterprise and related information. All significant intercompany transactions are eliminated in the Consolidated Financial Statements of TEC but are included in determining operating segments.

TEC is a public utility operating within the State of Florida. Prior to January 1, 2023, TEC’s segments were comprised of Tampa Electric, the electric division, and PGS, the natural gas division of TEC. Due to the separation of PGS from TEC, TEC operates under a single operating and reportable segment effective January 1, 2023 because the operations of TEC only include the operations of the electric division. See "Separation of PGS from TEC" in Note 1 for further information regarding the separation of PGS from TEC. Through its Tampa Electric division, it is engaged in the generation, purchase, transmission, distribution and sale of electric energy to approximately 855,000 customers in West Central Florida.

TEC's CODM is the Chief Executive Officer. The CODM uses several measures to allocate capital and resources for TEC, predominantly in the annual budget and forecasting processes. The CODM evaluates performance by considering budget-to-actual variances for these measures monthly. The measure used by the CODM that is the most consistent with US GAAP measurement principles is net income.

	Tampa		Eliminations/
(millions)	Electric	PGS	Reclassifications		TEC
2024
Revenues - external	$2,526				$2,526
Less:
Fuel	517				517
Purchased power	105				105
Operations & maintenance, excluding FPSC-approved regulatory deferrals	372				372
Operations & maintenance related to FPSC-approved regulatory deferrals	173				173
Depreciation and amortization	454				454
Interest charges	193				193
Other segment items (1)	176				176
Provision for income taxes	68				68
Net income	468				468
Total assets	13,107				13,107
Capital expenditures	1,422				1,422

2023
Revenues - external	$2,637				$2,637
Less:
Fuel	605				605
Purchased power	78				78
Operations & maintenance, excluding FPSC-approved regulatory deferrals	358				358
Operations & maintenance related to FPSC-approved regulatory deferrals	237				237
Depreciation and amortization	422				422
Interest charges	239				239
Interest income from affiliates	(38)				(38)
Other segment items (1)	183				183
Provision for income taxes	87				87
Net income	466				466
Total assets	11,831				11,831
Capital expenditures	1,294				1,294

2022
Revenues - external	$2,519	$650	$0		$3,169
Intracompany sales	4	6	(10)		0
Total revenues	2,523	656	(10)		3,169
Less:
Fuel	681	0	(5)		676
Purchased power	151	0	0		151
Cost of natural gas sold	0	257	0		257
Operations & maintenance, excluding FPSC-approved regulatory deferrals	353	129	(4)		478
Operations & maintenance related to FPSC-approved regulatory deferrals	106	35	0		141
Depreciation and amortization	389	47	0		436
Interest charges	142	25	0		167
Other segment items (1)	149	54	(1)		202
Provision for income taxes	94	27	0		121
Net income	458	82	0		540
Total assets	12,064	2,471	(732)	(2)	13,803
Capital expenditures	1,099	328	0		1,427

(1)
Other segment items include taxes other than income, partially offset by AFUDC and other income, net.

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

Reconciliation of beginning and ending carrying amount of asset retirement obligations:

	December 31,
(millions)	2024	2023
Beginning balance	$32	$35
Additional liabilities	8	1
Liabilities settled	0	(4)
Ending balance	$40	$32

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

Lessee

Tampa Electric has operating leases for buildings, land, telecommunication services and rail cars. Tampa Electric’s leases have remaining lease terms of 1 year to 61 years, some of which include options to extend the leases for up to an additional 65 years. These options are included as part of the lease term when it is considered reasonably certain that they will be exercised.

(millions)	Classification	2024	2023
Right-of-use asset	Deferred charges and other assets	$19	$21
Lease liabilities
Current	Other current liabilities	$2	$2
Long-term	Deferred credits and other liabilities	18	20
Total lease liabilities		$20	$22

Tampa Electric has recorded operating lease expense for the year ended December 31, 2024, 2023 and 2022 of $5 million, $4 million and $4 million, respectively.

Future minimum lease payments under non-cancellable operating leases for each of the next five years and in aggregate thereafter consisted of the following at December 31, 2024:

(millions)
Year ended December 31:	2025	2026	2027	2028	2029	Thereafter	Total
Minimum lease payments	$2	$1	$1	$1	$1	$45	$51
Less imputed interest							(31)
Total future minimum payments							$20

Additional information related to Tampa Electric’s leases is as follows:

Year ended December 31,	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases (millions)	$5	$4
Weighted average remaining lease term (years)	46	45
Weighted average discount rate - operating leases	4.4%	4.4%

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

As of December 31, 2024 and 2023, the fair value of TEC’s short-term debt was not materially different from the carrying value due to the short-term nature of the instruments and because the stated rates approximate market rates. The fair value of TEC’s short-term debt is determined using Level 2 measurements.

See Note 5 and Consolidated Statements of Capitalization for information regarding the fair value of the pension plan investments and long-term debt, respectively.

15. Long-Term PPAs

In 2019, Tampa Electric entered into a long-term PPA with a wholesale energy provider in Florida with up to 515 MW of available capacity, which expires in 2025. Because some of these provisions provide for the transfer or sharing of a number of risks inherent in the generation of energy, these agreements meet the definition of being variable interests. These risks include: operating and maintenance, regulatory, credit, commodity/fuel and energy market risk. Tampa Electric reviewed these risks and determined that the owners of these entities retain the majority of these risks over the expected life of the underlying generating assets, have the power to direct the most significant activities, and have the obligation or right to absorb losses or benefits. As a result, Tampa Electric was not the primary beneficiary and was not required to consolidate any of these entities. Tampa Electric purchased $34 million, $35 million and $70 million under this long-term PPA for the three years ended December 31, 2024, 2023 and 2022, respectively.

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Conclusions Regarding Effectiveness of Disclosure Controls and Procedures.

TEC’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of TEC’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of the end of the period covered by this annual report, December 31, 2024 (Evaluation Date). Based on such evaluation, TEC’s principal executive officer and principal financial officer have concluded that, as of the Evaluation Date, TEC’s disclosure controls and procedures are effective.

Management’s Report on Internal Control over Financial Reporting.

TEC’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended. We conducted an evaluation of the effectiveness of TEC’s internal control over financial reporting as of December 31, 2024 based on the 2013 framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that TEC’s internal control over financial reporting was effective as of December 31, 2024.

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

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by Item 13 is omitted pursuant to General Instruction I(2) of Form 10-K.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Paid by TEC to the Independent Auditors

The following table presents fees for professional audit services and other services rendered by Ernst & Young LLP for the audit of TEC’s annual financial statements and other services for the years ended December 31, 2024 and 2023, respectively.

	2024	2023
Audit fees	$737,500	$612,000
Audit-related fees	0	0
Tax fees
Tax planning fees	45,931	0
Total	$783,431	$612,000

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
1.
Financial Statements

Tampa Electric Company Financial Statements

Reports of Independent Registered Public Accounting Firms (PCAOB ID: 42)

Consolidated Balance Sheets at December 31, 2024 and 2023

Consolidated Statements of Income and Comprehensive Income for the Years Ended December 31, 2024, 2023 and 2022

Consolidated Statements of Cash Flows for the Years Ended December 31, 2024, 2023 and 2022

Consolidated Statements of Capitalization for the Years Ended December 31, 2024, 2023 and 2022

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

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

TAMPA ELECTRIC COMPANY

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

For the Years Ended December 31, 2024, 2023 and 2022

(millions)

	Balance at	Additions			Balance at
	Beginning	Charged to	Other	Payments &	End of
	of Period	Income	Charges	Deductions (1)	Period
Allowance for Credit Losses:
2024	$2	$9	$(1)	$9	$1
2023	$4	$9	$(1)	$10	$2
2022	$7	$5	$0	$8	$4

(1)
Write-off of individual bad debt accounts

LIST OF EXHIBITS

Exhibit No.	Description

3.1	Restated Articles of Incorporation of Tampa Electric Company, as amended on November 30, 1982 (Exhibit 3 to Registration Statement No. 2-70653 of Tampa Electric Company). (P)	*

3.2	Bylaws of Tampa Electric Company, as amended effective February 2, 2011 (Exhibit 3.4, Form 10-K for 2010 of Tampa Electric Company).	*

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

10.25

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

TAMPA ELECTRIC COMPANY

Dated: February 21, 2025	By:	/s/ Archie Collins
Archie Collins
President and Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on February 20, 2025:

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
Rasesh Thakkar

Supplemental Information to Be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

No annual report or proxy material has been sent to Tampa Electric Company’s security holders because all of its equity securities are held by TECO Holdings, Inc.