Form 10-Q
period 2025-03-31
TAMPA ELECTRIC CO
filed 2025-05-08
CIK 96271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 7, 2025, there were 10 shares of Tampa Electric Company’s common stock issued and outstanding, all of which were held, beneficially and of record, by TECO Holdings, Inc.

Tampa Electric Company meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format specified in General Instruction H(2) of Form 10-Q.

ACRONYMS

Acronyms used in this and other filings with the U.S. Securities and Exchange Commission in 2025 and 2024 include the following:

Term	Meaning
AFUDC	allowance for funds used during construction
AFUDC-debt	debt component of allowance for funds used during construction
AFUDC-equity	equity component of allowance for funds used during construction
APBO	accumulated postretirement benefit obligation
ARO	asset retirement obligation
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CCRs	coal combustion residuals
CO2	carbon dioxide
CODM	chief operating decision maker
Emera	Emera Inc., a geographically diverse energy and services company headquartered in Nova Scotia, Canada and the indirect parent company of Tampa Electric Company
EPA	U.S. Environmental Protection Agency
ERISA	Employee Retirement Income Security Act
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

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

This Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties. Forward-looking statements generally can be identified by words such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," "projects," "will be," "will continue," "may," "could," "will likely result," and similar expressions. The factors that could cause actual results to differ materially from the forward-looking statements made by TEC include those factors discussed herein, including those factors discussed with respect to TEC in (1) TEC’s 2024 Annual Report on Form 10-K in (a) Part I, Item 1A. Risk Factors, (b) Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and (c) Part II, Item 8. Financial Statements: Note 8, Commitments and Contingencies; (2) this Quarterly Report on Form 10-Q in (a) Part 1, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and (b) Part 1, Item 1. Financial Statements: Note 8, Commitments and Contingencies, and (3) other factors discussed in filings with the SEC by TEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which apply only as of the date of this Report. TEC does not undertake any obligation to publicly release any revision to its forward-looking statements to reflect events or circumstances after the date of this Form 10-Q.

All references to “dollars” and “$” in this and other filings with the U.S. Securities and Exchange Commission are references to U.S. dollars, unless specifically indicated otherwise.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

TAMPA ELECTRIC COMPANY

Condensed Balance Sheets

Unaudited

Assets	March 31,	December 31,
(millions)	2025	2024
Property, plant and equipment
Utility plant, at original costs	$14,749	$14,433
Accumulated depreciation	(3,432)	(3,348)
Utility plant, net	11,317	11,085
Other property	19	18
Total property, plant and equipment, net	11,336	11,103

Current assets
Cash and cash equivalents	8	4
Receivables, less allowance for credit losses of $1 and $1 at March 31, 2025 and December 31, 2024, respectively	228	220
Due from affiliates	24	13
Inventories, at average cost
Fuel	40	45
Materials and supplies	201	191
Regulatory assets	411	343
Prepayments and other current assets	29	32
Total current assets	941	848

Other assets
Regulatory assets	1,020	1,098
Other	65	58
Total other assets	1,085	1,156
Total assets	$13,362	$13,107

The accompanying notes are an integral part of the condensed financial statements.

TAMPA ELECTRIC COMPANY

Condensed Balance Sheets - continued

Unaudited

Liabilities and Capitalization	March 31,	December 31,
(millions)	2025	2024
Capitalization
Common stock	$5,255	$5,105
Accumulated other comprehensive loss	(1)	(1)
Retained earnings	248	218
Total capital	5,502	5,322
Long-term debt	4,529	3,935
Total capitalization	10,031	9,257

Current liabilities
Notes payable	158	636
Accounts payable	604	666
Due to affiliates	9	18
Customer deposits	126	126
Regulatory liabilities	129	146
Accrued interest	46	31
Accrued taxes	34	12
Other	69	58
Total current liabilities	1,175	1,693

Long-term liabilities
Deferred income taxes	984	976
Regulatory liabilities	730	758
Investment tax credits	230	224
Deferred credits and other liabilities	212	199
Total long-term liabilities	2,156	2,157

Commitments and Contingencies (see Note 8)

Total liabilities and capitalization	$13,362	$13,107

The accompanying notes are an integral part of the condensed financial statements.

TAMPA ELECTRIC COMPANY

Condensed Statements of Income and Comprehensive Income

Unaudited

	Three months ended March 31,
(millions)	2025	2024
Revenues
Electric	$649	$548
Expenses
Fuel	123	133
Purchased power	38	8
Operations and maintenance	142	134
Depreciation and amortization	122	112
Taxes, other than income	56	52
Total expenses	481	439
Income from operations	168	109
Other income
Allowance for equity funds used during construction	10	5
Other income, net	6	6
Total other income	16	11
Interest charges
Interest expense	55	51
Allowance for borrowed funds used during construction	(3)	(2)
Total interest charges	52	49
Income before provision for income taxes	132	71
Provision for income taxes	18	8
Net income	$114	$63
Comprehensive income	$114	$63

The accompanying notes are an integral part of the condensed financial statements.

TAMPA ELECTRIC COMPANY

Condensed Statements of Cash Flows

Unaudited

	Three months ended March 31,
(millions)	2025	2024
Cash flows from operating activities
Net income	$114	$63
Adjustments to reconcile net income to cash from operating activities:
Depreciation and amortization	122	112
Deferred income taxes and investment tax credits	13	6
Allowance for equity funds used during construction	(10)	(5)
Deferred recovery clauses	(35)	42
Regulatory assets and liabilities	26	19
Pension and post-retirement asset and liabilities	(2)	(3)
Other	2	(4)
Changes in working capital:
Receivables, less allowance for credit losses	(19)	46
Inventories	(5)	(3)
Taxes accrued	21	20
Interest accrued	15	21
Accounts payable	(112)	(112)
Other	1	3
Cash flows from operating activities	131	205
Cash flows used in investing activities
Capital expenditures	(309)	(268)
Net proceeds from sale of assets	0	3
Cash flows used in investing activities	(309)	(265)
Cash flows from financing activities
Equity contributions from Parent	150	300
Proceeds from long-term debt issuance	594	496
Net decrease in short-term debt (maturities of 90 days or less)	(478)	(650)
Dividends to Parent	(84)	(85)
Cash flows from financing activities	182	61
Net increase in cash and cash equivalents	4	1
Cash and cash equivalents at beginning of period	4	5
Cash and cash equivalents at end of period	$8	$6
Supplemental disclosure of non-cash activities
Change in accrued capital expenditures	$45	$(11)

The accompanying notes are an integral part of the condensed financial statements.

TAMPA ELECTRIC COMPANY

Condensed Statements of Capitalization

Unaudited

				Accumulated
				Other
		Common	Retained	Comprehensive	Total
(millions, except share amounts)	Shares	Stock	Earnings	Loss	Capital
Three months ended March 31, 2025
Balance, December 31, 2024	10	$5,105	$218	$(1)	$5,322
Net income			114		114
Equity contributions from Parent		150			150
Dividends to Parent			(84)		(84)
Balance, March 31, 2025	10	$5,255	$248	$(1)	$5,502

Three months ended March 31, 2024
Balance, December 31, 2023	10	4,505	$219	$(1)	$4,723
Net income			63		63
Equity contributions from Parent		300			300
Dividends to Parent			(85)		(85)
Balance, March 31, 2024	10	$4,805	$197	$(1)	$5,001

The accompanying notes are an integral part of the condensed financial statements.

TAMPA ELECTRIC COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

UNAUDITED

1. Summary of Significant Accounting Policies

See TEC’s Annual Report on Form 10-K for the year ended December 31, 2024 for a complete discussion of accounting policies. The significant accounting policies for TEC include the following:

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

In the opinion of management, the unaudited condensed financial statements include all adjustments that are of a recurring nature and necessary to state fairly the financial position of TEC as of March 31, 2025 and December 31, 2024, and the results of operations and cash flows for the periods ended March 31, 2025 and 2024. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results that can be expected for the entire fiscal year ending December 31, 2025.

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

Receivables and Allowance for Credit Losses

Receivables on the Condensed Balance Sheets include receivables from contracts with customers, which consist of services to residential, commercial, industrial and other customers, totaling $228 million and $219 million as of March 31, 2025 and December 31, 2024, respectively. An allowance for credit losses is established based on TEC’s collection experience and reasonable and supportable forecasts that affect the collectibility of the reported amount. Circumstances that could affect TEC’s estimates of credit losses include, but are not limited to, customer credit issues, generating fuel prices, customer deposits and general economic conditions. Accounts are reserved in the allowance or written off once they are deemed to be uncollectible.

As of March 31, 2025 and December 31, 2024, unbilled revenues of $72 million and $68 million, respectively, are included in the “Receivables” line item on the Condensed Balance Sheets.

Accounting for Franchise Fees and Gross Receipts

TEC is allowed to recover certain costs from customers on a dollar-for-dollar basis through rates approved by the FPSC. The amounts included in customers’ bills for franchise fees and gross receipt taxes are included as revenues on the Condensed Statements of Income. Franchise fees and gross receipt taxes payable by TEC are included as an expense on the Condensed Statements of Income in “Taxes, other than income”. These amounts totaled $29 million and $26 million for the three months ended March 31, 2025 and 2024, respectively.

2. New Accounting Pronouncements

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

3. Regulatory

Tampa Electric Base Rates

On April 2, 2024, Tampa Electric requested a base rate increase, reflecting an increased revenue requirement of $297 million, effective January 1, 2025, and additional adjustments of $100 million and $72 million for 2026 and 2027, respectively. Prior to the rate case hearing, Tampa Electric submitted revisions to its requested base rate increase to reflect items that included production tax credits, energy storage life expectancy, and the company’s grid reliability and resilience project. On December 3, 2024, the FPSC rendered a decision during a Special Agenda and the final order, reflecting such decision, was issued on February 3, 2025. The FPSC decision includes an increase of $185 million in 2025 and adjustments of $87 million and $9 million in 2026 and 2027, respectively. The decision also allowed for equity in the capital structure to continue to be 54% from investor sources of capital. The allowed regulatory ROE range is 9.50% to 11.50% with a 10.50% midpoint, effective January 1, 2025. On February 18, 2025, a motion for reconsideration on certain aspects of the rate case order was filed by an intervening party with the FPSC. On May 6, 2025, the FPSC denied the motion for reconsideration, except with respect to immaterial calculation corrections. On March 3, 2025, two intervening parties each filed a notice of appeal to the Florida Supreme Court regarding the outcome of Tampa Electric's 2024 base rate proceeding. As of May 8, 2025, the intervening parties have not filed their briefs related to the appeal.

Tampa Electric Storm Restoration Cost Recovery

In accordance with Tampa Electric’s 2021 rate case settlement agreement and continued with Tampa Electric's 2024 rate case order, in the event of a named storm that results in damage to its system, Tampa Electric can petition the FPSC to seek recovery of those costs over a 12-month period or longer as determined by the FPSC, as well as replenish its storm reserve regulatory liability of $56 million. Based on an FPSC order, if the charges to the storm reserve exceed the reserve liability account balance, the excess is to be carried as a regulatory asset. At March 31, 2025 and December 31, 2024, the balance in the regulatory asset for storm restoration costs was $354 million and $377 million, respectively.

Hurricane Helene made landfall on September 26, 2024. Tampa Electric was impacted by Hurricane Helene, resulting in a peak number of customers out of approximately 100,000. As of December 31, 2024, TEC deferred $49 million related to Hurricane Helene to the storm reserve for future recovery, with a minimal impact to earnings.

Hurricane Milton, the worst weather event to impact the area in over 100 years, made landfall on October 9, 2024. Tampa Electric was impacted by Hurricane Milton, resulting in a peak number of customers out of approximately 600,000. As of December 31, 2024, TEC deferred $340 million related to Hurricane Milton to the storm reserve for future recovery, with a minimal impact to earnings.

Restoration costs for the storms described above are deferred and will be collected from customers in subsequent periods. On February 4, 2025, the FPSC approved Tampa Electric’s petition filed on December 27, 2024 for the recovery, over an 18-month period beginning in March 2025, of $466 million to replenish the storm reserve for costs associated with Hurricane Idalia, Hurricane Debby, Hurricane Helene and Hurricane Milton and the associated interest. The amount of cost-recovery is subject to a true-up mechanism with the FPSC.

Regulatory Assets and Liabilities

Details of the regulatory assets and liabilities are presented in the following table:

Regulatory Assets and Liabilities
(millions)	March 31, 2025	December 31, 2024
Regulatory assets:
Regulatory tax asset (1)	$121	$117
Cost-recovery clauses (2)	31	20
Capital cost recovery for early retired assets (3)	515	513
Capital cost recovery for retired Polk Unit 1 components (4)	139	142
Postretirement benefits (5)	241	243
Storm reserve (6)	354	377
Other	30	29
Total regulatory assets	1,431	1,441
Less: Current portion	411	343
Long-term regulatory assets	$1,020	$1,098
Regulatory liabilities:
Regulatory tax liability (7)	$452	$456
Cost-recovery clauses - deferred balances (2)	56	80
Accumulated reserve - cost of removal (8)	292	304
Deferred production tax credits (9)	52	57
Other	7	7
Total regulatory liabilities	859	904
Less: Current portion	129	146
Long-term regulatory liabilities	$730	$758

(1)
The regulatory tax asset is primarily associated with the depreciation and recovery of AFUDC-equity. This asset does not earn a return but rather is included in the capital structure, which is used in the calculation of the weighted cost of capital used to determine revenue requirements. It will be recovered over the expected regulatory life of the related assets.
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
(9)
This regulatory liability represents the deferred benefit for production tax credits (PTC) available for qualifying solar facilities placed in service beginning January 1, 2022 through December 31, 2024, which reduced income tax expense and reduces rate base for ratemaking purposes. Following the recommendation of the FPSC, these PTC deferrals are being amortized over a three-year period starting in 2025.

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

TEC’s effective tax rates for the three months ended March 31, 2025 and 2024 were 13.6% and 11.3%, respectively. The March 31, 2025 and 2024 effective tax rates are an estimate of the annual effective income tax rate. TEC’s effective tax rate for the three months ended March 31, 2025 and 2024 differed from the statutory rate principally due to the tax benefit from production tax credits and amortization of the regulatory tax liability resulting from tax reform. The effective tax rate for the three months ended March 31, 2025 is higher compared to the same period in 2024 primarily due to an increase in pre-tax income, partially offset by higher benefit from production tax credits related to solar facilities. See Note 3 for further information regarding the regulatory tax liability.

5. Employee Postretirement Benefits

In 2024, TEC was a participant in the comprehensive retirement plans of TECO Energy, LLC (formerly known as TECO Energy, Inc. prior to April 1, 2024). Effective January 1, 2025, the comprehensive retirement plans were transferred to TECO Holdings, Inc. The following table presents detail related to TECO Holdings' periodic benefit cost for pension and other postretirement benefits. Amounts disclosed for TECO Holdings' pension benefits include the amounts related to its qualified pension plan and non-qualified, non-contributory SERP and Restoration Plan.

TECO Holdings Benefit Cost
(millions)	Pension Benefits		Other Postretirement Benefits
Three months ended March 31,	2025	2024	2025	2024
Components of net periodic benefit cost
Service cost	$4	$4	$0	$0
Interest cost	9	9	2	2
Expected return on assets	(13)	(14)	0	0
Amortization of actuarial loss (gain)	2	2	0	(1)
Net periodic benefit cost	$2	$1	$2	$1

TEC’s portion of the net periodic benefit cost for the three months ended March 31, 2025 and 2024, respectively, was $1 million and zero for pension benefits, and $1 million and $1 million for other postretirement benefits. TEC’s portion of net periodic benefit costs for pension and other benefits is included as an expense on the Condensed Statements of Income in “Operations & maintenance”.

TECO Holdings assumed a long-term EROA of 7.05% and a discount rate of 5.66% for pension benefits under its qualified pension plan for 2025. For TECO Holdings' other postretirement benefits, TECO Energy used a discount rate of 5.69% for 2025.

TECO Holdings made contributions of $4 million and $4 million to its qualified pension plan in the three months ended March 31, 2025 and 2024, respectively. TEC’s portion of these contributions was $3 million and $2 million during the three months ended March 31, 2025 and 2024, respectively. TECO Holdings expects to make contributions to the pension plan of $14 million for the remainder of 2025. TEC estimates its portion of the remaining 2025 contributions to be $8 million. See Note 1 for further information regarding TECO Holdings.

Included in the benefit cost discussed above, for the three months ended March 31, 2025, $1 million of unamortized prior service benefits and costs and actuarial gains and losses were reclassified by TEC from regulatory assets to the Condensed Statement of Income, compared with $1 million for the three months ended March 31, 2024.

6. Short-Term Debt

Details of TEC’s short-term borrowings are presented in the following table:

	March 31, 2025				December 31, 2024
		Borrowings	Borrowings	Letters		Borrowings	Borrowings	Letters
	Credit	Outstanding -	Outstanding -	of Credit	Credit	Outstanding -	Outstanding -	of Credit
(millions)	Facilities	Credit Facilities (1)	Commercial Paper (1)	Outstanding	Facilities	Credit Facilities (1)	Commercial Paper (1)	Outstanding
Credit facility (2)	$800	$0	$158	$1	$800	$0	$636	$1

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

At March 31, 2025, these credit facilities required a commitment fee of 12.5 basis points. The weighted-average interest rate on borrowings outstanding under the credit facilities and commercial paper at March 31, 2025 and December 31, 2024 was 4.6% and 4.8%, respectively.

As of March 31, 2025 and December 31, 2024, the carrying value of TEC’s short-term debt was not materially different from the fair value due to the short-term nature of the instruments and because the stated rates approximate market rates. The fair value of TEC’s short-term debt is determined using Level 2 measurements.

7. Long-Term Debt

Fair Value of Long-Term Debt

At March 31, 2025, TEC’s long-term debt, including the current portion, had a carrying amount of $4,529 million and an estimated fair market value of $4,057 million. At December 31, 2024, long-term debt had a carrying amount of $3,935 million and an estimated fair market value of $3,431 million. The fair value of the debt securities is determined using Level 2 measurements.

TEC 5.15% Notes due 2035

On March 6, 2025, TEC completed a sale of $600 million aggregate principal amount of 5.15% Notes due March 1, 2035 (the 2035 Notes). Prior to December 1, 2034, in the case of the 2035 Notes, TEC may redeem all or any part of such series of Notes at its option at a redemption price equal to the greater of (i) the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted to the redemption date on a semi-annual basis at the Treasury Rate plus 15 basis points less interest accrued to the date of redemption or (ii) 100% of the principal amount of the notes to be redeemed, plus, in either case, accrued and unpaid interest thereon to the redemption date. On or after December 1, 2034, TEC may redeem the 2035 Notes, in whole or in part, at any time and from time to time, at a redemption price equal to 100% of the principal amount of the notes being redeemed plus accrued and unpaid interest thereon to the redemption date. TEC used the net proceeds from this offering for the repayment of a portion of the borrowings outstanding under the 5-year credit facility as disclosed in Note 6.

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

Long-Term Commitments

TEC has commitments for various purchases as disclosed below, including payment obligations under contractual agreements for fuel, fuel transportation and power purchases that are recovered from customers under regulatory clauses. The following is a schedule of future payments under net purchase obligations/commitments at March 31, 2025:

			Fuel	Long-term		Purchased	Demand
		Capital	and	Service		Power	Side
(millions)	Transportation	Projects (1)	Gas Supply	Agreements	Leases	Agreements	Management	Total

2025	$114	$260	$307	$14	$3	$66	$3	$767
2026	146	161	69	15	2	7	1	401
2027	178	14	22	33	2	7	1	257
2028	140	2	0	21	2	7	1	173
2029	121	0	0	21	2	7	0	151
Thereafter	1,208	0	0	32	108	38	0	1,386
Total future minimum payments	$1,907	$437	$398	$136	$119	$132	$6	$3,135

(1) These estimates are subject to continuing review and adjustment and actual capital expenditures may vary significantly from these estimates.

Debt Covenants

TEC must meet certain financial tests, including a debt to capital ratio, as defined in the applicable debt agreements and has certain restrictive covenants in specific agreements and debt instruments. At March 31, 2025, TEC was in compliance with all required covenants.

9. Revenue

The following disaggregates TEC’s revenue by major source:

(millions)
Three months ended March 31,	2025	2024
Electric revenue
Residential	$336	$304
Commercial	172	155
Industrial	46	40
Regulatory deferrals	10	(23)
Unbilled revenue	4	3
Other (1)	81	69
Total revenue	$649	$548

(1)
Other electric revenue includes sales to public authorities, off-system sales to other utilities and various other items.

Remaining Performance Obligations

Remaining performance obligations primarily represent lighting contracts with fixed contract terms. As of March 31, 2025 and December 31, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $99 million. As allowed under ASC 606, Revenue from Contracts with Customers, these amounts exclude contracts with an original expected length of one year or less and variable amounts for which TEC recognizes revenue at the amount to which it has the right to invoice for services performed. TEC expects to recognize revenue for the remaining performance obligations through 2045.

10. Segment Information

Segments are determined based on how TEC's chief operating decision maker (CODM) evaluates, measures and makes decisions with respect to the operations of the entity, resulting in segments based on products and services. TEC operates under a single operating and reportable segment because the operations of TEC only include the operations of the electric division. TEC is a public utility operating within the State of Florida and is engaged in the generation, purchase, transmission, distribution and sale of electric energy in West Central Florida.

TEC's CODM is the Chief Executive Officer. The CODM uses several measures to allocate capital and resources for TEC, predominantly in the annual budget and forecasting processes. The CODM evaluates performance by considering budget-to-actual variances for these measures monthly. The measure used by the CODM that is the most consistent with US GAAP measurement principles is net income.

(millions)
Three months ended March 31,	2025	2024
Revenues	$649	$548
Less:
Fuel	123	133
Purchased power	38	8
Operations & maintenance, excluding FPSC-approved regulatory deferrals	97	95
Operations & maintenance related to FPSC-approved regulatory deferrals	45	39
Depreciation and amortization	122	112
Interest charges	52	49
Other segment items (1)	40	41
Provision for income taxes	18	8
Net income	$114	$63
Capital expenditures	$309	$268

Total assets at March 31, 2025	$13,362
Total assets at December 31, 2024	$13,107

(1)
Other segment items include taxes other than income, partially offset by AFUDC and other income, net.

Item 2. MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS

Operating Company Results

Amounts included below are pre-tax, except net income and income taxes.

TEC’s net income for the first quarter of 2025 was $114 million, compared with $63 million for the same period in 2024. Results primarily reflected higher base revenues, partially offset by higher depreciation expense. Base revenues are energy sales excluding revenues from clauses, gross receipts taxes and franchise fees. Clauses, gross receipts taxes and franchise fees do not have a material effect on net income as these revenues substantially represent a dollar-for-dollar recovery of clause and other pass-through costs.

Revenues were $101 million higher than in the same period in 2024, primarily driven by higher base revenue due to new base rates as a result of the 2024 rate case, favorable weather compared to the same period in 2024, customer growth and increased regulatory deferral revenue and storm surcharge revenue. Total degree days (a measure of heating and cooling demand) in Tampa Electric's service area in the first quarter of 2025 were 2% below normal (a 20-year statistical degree day average) and 12% above the 2024 period, reflecting cooler weather in the first quarter of 2025 compared to 2024. As revenue also reflects a 2% increase in the number of customers in the first quarter of 2025 compared to the same period in 2024, net energy for load, which is a calendar measurement of energy output, increased by 3% in the first quarter of 2025 compared to the same period in 2024.

In 2025, operations and maintenance expense was $8 million higher than in 2024 due to storm restoration cost recognition of $13 million related to storm surcharge revenue (offset in revenue) and increased operational expenses of $2 million, partially offset by decreased expenses related to clause and regulatory deferral activity of $7 million. The increase in operating expenses was primarily due to higher solar operation costs. Depreciation and amortization expense increased $10 million in 2025 compared to 2024 as a result of additions to facilities and the in-service of generation projects.

TEC’s regulated operating statistics for the three months ended March 31, 2025 and 2024 were as follows:

(millions, except customers and total degree days)	Operating Revenues			Kilowatt-Hours Billed
Three months ended March 31,	2025	2024	% Change	2025	2024	% Change
By Customer Type
Residential (1)	$336	$304	11	2,087	1,958	7
Commercial (1)	172	155	11	1,412	1,362	4
Industrial (1)	46	40	15	521	477	9
Other (1)	56	51	10	449	422	6
Regulatory deferrals and unbilled revenue (2)	14	(20)	170
Total retail sales of electricity	624	530	18	4,469	4,219	6
Off system sales of electricity	10	5	100	167	131	27
Other operating revenue	15	13	15
Total revenues	$649	$548	18	4,636	4,350	7
By Sales Type
Base	$370	$315	17
Clause	192	169	14
Capital cost recovery for early retired assets	15	15	0
Storm surcharge	19	6	217
Gross receipts taxes and franchise fees	29	26	12
Other	24	17	41
Total revenues	$649	$548	18

Customers at March 31, (thousands)	858	845	2
Retail net energy for load (kilowatt-hours)	4,609	4,459	3
Total degree days	593	530	12

(1)
Reflects a billing cycle measurement.
(2)
Primarily reflects unbilled revenue, which incorporates a calendar measurement, and postings for clause recovery deferrals.

Other Income

For the first quarter of 2025 and 2024, respectively, TEC’s other income was $16 million and $11 million, which included AFUDC-equity of $10 million and $5 million and other income of $6 million and $6 million. The increase in AFUDC-equity is primarily due to the timing of solar, resiliency and other projects.

Interest Expense

For the first quarter of 2025 and 2024, TEC’s interest expense, excluding AFUDC-debt, was $55 million and $51 million, respectively. The increase is due to higher borrowings, primarily resulting from storm costs incurred in 2024 and support of TEC's capital program.

Income Taxes

The provisions for income taxes were $18 million and $8 million for the three months ended March 31, 2025 and 2024, respectively. Compared to the 2024 period, the increase in the provision for income taxes for the three months ended March 31, 2025 was primarily due to higher pre-tax income, partially offset by higher benefit from production tax credits related to solar facilities.

Liquidity and Capital Resources

The table below sets forth the March 31, 2025 liquidity, cash balances and amounts available under the TEC credit facilities.

(millions)
Credit facilities/ commercial paper	$800
Drawn amounts/letters of credit	(159)
Available credit facilities	641
Cash	8
Total liquidity	$649

Cash Impacts Related to Operating Activities

Cash flows from operating activities in the three months ended March 31, 2025 were $131 million, a decrease of $74 million compared to the same period in 2024. Decreases to cash from operations were primarily due to higher fuel costs driving under-recoveries and changes in accounts receivable balances resulting from increased base rates and storm cost recoveries reflected in customer bills offset by higher net income.

Cash Impacts Related to Financing Activities

Cash flows from financing activities for the three months ended March 31, 2025 resulted in net cash inflows of $182 million. TEC received $150 million of equity contributions from Parent and $594 million of net proceeds from a long-term debt issuance, partially offset by $478 million of net payments in short-term debt with maturities with 90 days or less and $84 million of dividends to Parent.

Covenants in Financing Agreements

In order to utilize its bank credit facilities, TEC must meet certain financial tests as defined in the applicable agreements. In addition, TEC has certain restrictive covenants in specific agreements and debt instruments. At March 31, 2025, TEC was in compliance with all applicable financial covenants. The following table contains the significant financial covenant and the performance relative to it at March 31, 2025.

Significant Financial Covenants

			Calculation at
Instrument (1)	Financial Covenant (2)	Requirement/Restriction	March 31, 2025
Credit facility - $800 million	Debt/capital	Cannot exceed 65%	46.0%

(1)
See Note 6 to the TEC Condensed Financial Statements for details of the credit facility.
(2)
As defined in the instrument.

Credit Ratings of Senior Unsecured Debt at March 31, 2025

	S&P	Moody’s	Fitch
Credit ratings of senior unsecured debt	BBB+	A3	A
Credit ratings outlook	Stable	Negative	Negative

Certain of TEC’s derivative instruments contain provisions that require TEC’s debt to maintain investment-grade credit ratings.

Commitments and Contingencies

See Note 8 to the TEC Condensed Financial Statements for information regarding TEC’s commitments and contingencies as of March 31, 2025.

Regulatory Matters

See Note 3 to the TEC Condensed Financial Statements for information regarding TEC’s regulatory matters, including TEC's request for a base rate increase and TEC's storm restoration cost recovery.

Fair Value Measurements

TEC considered the impact of nonperformance risk in determining the fair value of derivatives. TEC considered the net position with each counterparty, past performance and the intent of the parties, indications of credit deterioration and whether the markets in which TEC transacts have experienced dislocation. At March 31, 2025, the fair value of derivatives was not materially affected by nonperformance risk.

Critical Accounting Policies and Estimates

Critical accounting policies and estimates have not materially changed in 2025. For further discussion of critical accounting policies and estimates, see TEC’s Annual Report on Form 10-K for the year ended December 31, 2024.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by Item 3 is omitted pursuant to General Instruction H(2) of Form 10-Q.

Item 4. CONTROLS AND PROCEDURES

(a)
Evaluation of Disclosure Controls and Procedures. TEC’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of TEC’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2025. Based on such evaluation, TEC’s principal financial officer and principal executive officer have concluded that, as of March 31, 2025, TEC’s disclosure controls and procedures are effective.
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

4.1

Nineteenth Supplemental Indenture dated as of March 6, 2025, between Tampa Electric Company, as issuer, and The Bank of New York Mellon, as trustee, supplementing the Indenture dated as of July 1, 1998, as amended (Exhibit 4.11, Form 8-K dated March 6, 2025 of Tampa Electric Company).

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

101.INS**	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema Document.

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	Inline XBRL Taxonomy Label Linkbase Document.

101.PRE**	Inline XBRL Taxonomy Presentation Linkbase Document.

104	The cover page from TEC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 has been formatted in Inline XBRL.

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

TAMPA ELECTRIC COMPANY
(Registrant)

Date: May 8, 2025	By:	/s/ Gregory W. Blunden
Gregory W. Blunden
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)