Form 10-Q
period 2025-06-30
TAMPA ELECTRIC CO
filed 2025-08-08
CIK 96271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 7, 2025, there were 10 shares of Tampa Electric Company’s common stock issued and outstanding, all of which were held, beneficially and of record, by TECO Holdings, Inc.

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

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

TAMPA ELECTRIC COMPANY

Condensed Balance Sheets

Unaudited

Assets	June 30,	December 31,
(millions)	2025	2024
Property, plant and equipment
Utility plant, at original costs	$15,146	$14,433
Accumulated depreciation	(3,516)	(3,348)
Utility plant, net	11,630	11,085
Other property	19	18
Total property, plant and equipment, net	11,649	11,103

Current assets
Cash and cash equivalents	12	4
Receivables, less allowance for credit losses of $1 and $1 at June 30, 2025 and December 31, 2024, respectively	330	220
Due from affiliates	18	13
Inventories, at average cost
Fuel	39	45
Materials and supplies	199	191
Regulatory assets	390	343
Prepayments and other current assets	33	32
Total current assets	1,021	848

Other assets
Regulatory assets	986	1,098
Other	74	58
Total other assets	1,060	1,156
Total assets	$13,730	$13,107

The accompanying notes are an integral part of the condensed financial statements.

TAMPA ELECTRIC COMPANY

Condensed Balance Sheets - continued

Unaudited

Liabilities and Capitalization	June 30,	December 31,
(millions)	2025	2024
Capitalization
Common stock	$5,380	$5,105
Accumulated other comprehensive loss	(1)	(1)
Retained earnings	322	218
Total capital	5,701	5,322
Long-term debt	4,529	3,935
Total capitalization	10,230	9,257

Current liabilities
Notes payable	464	636
Accounts payable	464	666
Due to affiliates	14	18
Customer deposits	126	126
Regulatory liabilities	101	146
Accrued interest	42	31
Accrued taxes	62	12
Other	65	58
Total current liabilities	1,338	1,693

Long-term liabilities
Deferred income taxes	971	976
Regulatory liabilities	741	758
Investment tax credits	239	224
Deferred credits and other liabilities	211	199
Total long-term liabilities	2,162	2,157

Commitments and Contingencies (see Note 8)

Total liabilities and capitalization	$13,730	$13,107

The accompanying notes are an integral part of the condensed financial statements.

TAMPA ELECTRIC COMPANY

Condensed Statements of Income and Comprehensive Income

Unaudited

	Three months ended June 30,
(millions)	2025	2024
Revenues
Electric	$839	$672
Expenses
Fuel	120	131
Purchased power	68	35
Operations and maintenance	206	142
Depreciation and amortization	124	113
Taxes, other than income	65	59
Total expenses	583	480
Income from operations	256	192
Other income
Allowance for equity funds used during construction	11	6
Other income, net	6	3
Total other income	17	9
Interest charges
Interest expense	57	49
Allowance for borrowed funds used during construction	(5)	(2)
Total interest charges	52	47
Income before provision for income taxes	221	154
Provision for income taxes	33	18
Net income	$188	$136
Comprehensive income	$188	$136

The accompanying notes are an integral part of the condensed financial statements.

TAMPA ELECTRIC COMPANY

Condensed Statements of Income and Comprehensive Income

Unaudited

	Six months ended June 30,
(millions)	2025	2024
Revenues
Electric	$1,488	$1,220
Expenses
Fuel	243	264
Purchased power	106	43
Operations and maintenance	348	276
Depreciation and amortization	246	225
Taxes, other than income	121	111
Total expenses	1,064	919
Income from operations	424	301
Other income
Allowance for equity funds used during construction	21	11
Other income, net	12	9
Total other income	33	20
Interest charges
Interest expense	112	100
Allowance for borrowed funds used during construction	(8)	(4)
Total interest charges	104	96
Income before provision for income taxes	353	225
Provision for income taxes	51	26
Net income	$302	$199
Comprehensive income	$302	$199

The accompanying notes are an integral part of the condensed financial statements.

TAMPA ELECTRIC COMPANY

Condensed Statements of Cash Flows

Unaudited

	Six months ended June 30,
(millions)	2025	2024
Cash flows from operating activities
Net income	$302	$199
Adjustments to reconcile net income to cash from operating activities:
Depreciation and amortization	246	225
Deferred income taxes and investment tax credits	(2)	0
Allowance for equity funds used during construction	(21)	(11)
Deferred recovery clauses	(72)	82
Regulatory assets and liabilities	95	45
Pension and post-retirement asset and liabilities	(5)	(7)
Other	(1)	1
Changes in working capital:
Receivables, less allowance for credit losses	(115)	(12)
Inventories	(2)	(2)
Taxes accrued	50	32
Interest accrued	11	12
Accounts payable	(224)	(65)
Other	(3)	(4)
Cash flows from operating activities	259	495
Cash flows used in investing activities
Capital expenditures	(768)	(607)
Net proceeds from sale of assets	19	3
Cash flows used in investing activities	(749)	(604)
Cash flows from financing activities
Equity contributions from Parent	275	420
Proceeds from long-term debt issuance	593	495
Net decrease in short-term debt (maturities of 90 days or less)	(172)	(641)
Dividends to Parent	(198)	(148)
Other	0	(2)
Cash flows from financing activities	498	124
Net increase in cash, cash equivalents and restricted cash	8	15
Cash and cash equivalents at beginning of period	4	5
Cash, cash equivalents and restricted cash at end of period	$12	$20
Cash, cash equivalents and restricted cash consists of:
Cash and cash equivalents	$12	$10
Restricted cash	0	10
Cash, cash equivalents and restricted cash	$12	$20
Supplemental disclosure of non-cash activities
Change in accrued capital expenditures	$19	$15

The accompanying notes are an integral part of the condensed financial statements.

TAMPA ELECTRIC COMPANY

Condensed Statements of Capitalization

Unaudited

				Accumulated
				Other
		Common	Retained	Comprehensive	Total
(millions, except share amounts)	Shares	Stock	Earnings	Loss	Capital
Three months ended June 30, 2025
Balance, March 31, 2025	10	$5,255	$248	$(1)	$5,502
Net income			188		188
Equity contributions from Parent		125			125
Dividends to Parent			(114)		(114)
Balance, June 30, 2025	10	$5,380	$322	$(1)	$5,701

Three months ended June 30, 2024
Balance, March 31, 2024	10	$4,805	$197	$(1)	$5,001
Net income			136		136
Equity contributions from Parent		120			120
Dividends to Parent			(63)		(63)
Balance, June 30, 2024	10	$4,925	$270	$(1)	$5,194

Six months ended June 30, 2025
Balance, December 31, 2024	10	$5,105	$218	$(1)	$5,322
Net income			302		302
Equity contributions from Parent		275			275
Dividends to Parent			(198)		(198)
Balance, June 30, 2025	10	$5,380	$322	$(1)	$5,701

Six months ended June 30, 2024
Balance, December 31, 2023	10	4,505	$219	$(1)	$4,723
Net income			199		199
Equity contributions from Parent		420			420
Dividends to Parent			(148)		(148)
Balance, June 30, 2024	10	$4,925	$270	$(1)	$5,194

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

UNAUDITED

1. Summary of Significant Accounting Policies

See TEC’s Annual Report on Form 10-K for the year ended December 31, 2024 for a complete discussion of accounting policies. The significant accounting policies for TEC include the following:

Principles of Consolidation and Basis of Presentation

TEC is comprised of the electric division, referred to as Tampa Electric, which is engaged in the generation, purchase, transmission, distribution and sale of electric energy in West Central Florida. Prior to April 1, 2024, TEC was a wholly owned subsidiary of TECO Energy, which is an indirect, wholly owned subsidiary of Emera. On April 1, 2024, TECO Energy distributed its investment in TEC to TECO Holdings, Inc. in a transaction intended to qualify as a tax-free reorganization. This new corporation is also an indirect, wholly owned subsidiary of Emera.

In the opinion of management, the unaudited condensed financial statements include all adjustments that are of a recurring nature and necessary to state fairly the financial position of TEC as of June 30, 2025 and December 31, 2024, and the results of operations and cash flows for the periods ended June 30, 2025 and 2024. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results that can be expected for the entire fiscal year ending December 31, 2025.

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

Receivables and Allowance for Credit Losses

Receivables on the Condensed Balance Sheets include receivables from contracts with customers, which consist of services to residential, commercial, industrial and other customers, totaling $330 million and $219 million as of June 30, 2025 and December 31, 2024, respectively. An allowance for credit losses is established based on TEC’s collection experience and reasonable and supportable forecasts that affect the collectibility of the reported amount. Circumstances that could affect TEC’s estimates of credit losses include, but are not limited to, customer credit issues, generating fuel prices, customer deposits and general economic conditions. Accounts are reserved in the allowance or written off once they are deemed to be uncollectible.

As of June 30, 2025 and December 31, 2024, unbilled revenues of $98 million and $68 million, respectively, are included in the “Receivables” line item on the Condensed Balance Sheets.

Accounting for Franchise Fees and Gross Receipts

TEC is allowed to recover certain costs from customers on a dollar-for-dollar basis through rates approved by the FPSC. The amounts included in customers’ bills for franchise fees and gross receipt taxes are included as revenues on the Condensed Statements of Income. Franchise fees and gross receipt taxes payable by TEC are included as an expense on the Condensed Statements of Income in “Taxes, other than income”. These amounts totaled $37 million and $31 million for the three months ended June 30, 2025 and 2024, respectively, and totaled $66 million and $57 million for the six months ended June 30, 2025 and 2024, respectively.

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

3. Regulatory

Tampa Electric Base Rates

On April 2, 2024, Tampa Electric requested a base rate increase, reflecting an increased revenue requirement of $297 million, effective January 1, 2025, and additional adjustments of $100 million and $72 million for 2026 and 2027, respectively. Prior to the rate case hearing, Tampa Electric submitted revisions to its requested base rate increase to reflect items that included production tax credits, energy storage life expectancy, and the company’s grid reliability and resilience project. On December 3, 2024, the FPSC rendered a decision during a Special Agenda and the final order, reflecting such decision, was issued on February 3, 2025. The FPSC decision includes an increase of $185 million in 2025 and adjustments of $87 million and $9 million in 2026 and 2027, respectively. The decision also allowed for equity in the capital structure to continue to be 54% from investor sources of capital. The allowed regulatory ROE range is 9.50% to 11.50% with a 10.50% midpoint, effective January 1, 2025. On February 18, 2025, a motion for reconsideration on certain aspects of the rate case order was filed by an intervening party with the FPSC. On May 6, 2025, the FPSC denied the motion for reconsideration, except with respect to immaterial calculation corrections, and a final order was issued on June 11, 2025. On March 3, 2025, two intervening parties each filed a notice of appeal to the Florida Supreme Court regarding the outcome of Tampa Electric's 2024 base rate proceeding. As of August 8, 2025, the intervening parties have not filed their briefs related to the appeal.

Tampa Electric Storm Restoration Cost Recovery

In accordance with Tampa Electric’s 2021 rate case settlement agreement and continued with Tampa Electric's 2024 rate case order, in the event of a named storm that results in damage to its system, Tampa Electric can petition the FPSC to seek recovery of those costs over a 12-month period or longer as determined by the FPSC, as well as replenish its storm reserve regulatory liability of $56 million. Based on an FPSC order, if the charges to the storm reserve exceed the reserve liability account balance, the excess is to be carried as a regulatory asset. At June 30, 2025 and December 31, 2024, the balance in the regulatory asset for storm restoration costs was $285 million and $377 million, respectively.

Hurricane Helene made landfall on September 26, 2024. Tampa Electric was impacted by Hurricane Helene, resulting in a peak number of customers out of approximately 100,000. As of June 30, 2025, TEC deferred $48 million related to Hurricane Helene to the storm reserve for future recovery, with a minimal impact to earnings.

Hurricane Milton, the worst weather event to impact the area in over 100 years, made landfall on October 9, 2024. Tampa Electric was impacted by Hurricane Milton, resulting in a peak number of customers out of approximately 600,000. As of June 30, 2025, TEC deferred $340 million related to Hurricane Milton to the storm reserve for future recovery, with a minimal impact to earnings.

Restoration costs for the storms described above are deferred and will be collected from customers in subsequent periods. On February 4, 2025, the FPSC approved Tampa Electric’s petition filed on December 27, 2024 for the recovery, over an 18-month period beginning in March 2025, of $466 million to replenish the storm reserve for costs associated with Hurricane Idalia, Hurricane Debby, Hurricane Helene and Hurricane Milton and the associated interest, of which $98 million has been collected as of June 30, 2025. The amount of cost-recovery is subject to a true-up mechanism with the FPSC.

Regulatory Assets and Liabilities

Details of the regulatory assets and liabilities are presented in the following table:

Regulatory Assets and Liabilities
(millions)	June 30, 2025	December 31, 2024
Regulatory assets:
Regulatory tax asset (1)	$125	$117
Cost-recovery clauses (2)	36	20
Capital cost recovery for early retired assets (3)	520	513
Capital cost recovery for retired Polk Unit 1 components (4)	136	142
Postretirement benefits (5)	240	243
Storm reserve (6)	285	377
Other	34	29
Total regulatory assets	1,376	1,441
Less: Current portion	390	343
Long-term regulatory assets	$986	$1,098
Regulatory liabilities:
Regulatory tax liability (7)	$446	$456
Cost-recovery clauses - deferred balances (2)	24	80
Accumulated reserve - cost of removal (8)	299	304
Deferred production tax credits (9)	48	57
Other	25	7
Total regulatory liabilities	842	904
Less: Current portion	101	146
Long-term regulatory liabilities	$741	$758

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
(9)
This regulatory liability represents the deferred benefit for PTCs available for qualifying solar facilities placed in service beginning January 1, 2022 through December 31, 2024, which reduced income tax expense and reduces rate base for ratemaking purposes. Following the recommendation of the FPSC, these PTC deferrals are being amortized over a three-year period starting in 2025.

4. Income Taxes

One Big Beautiful Bill Act

On July 4, 2025, H.R. 1 – One Big Beautiful Bill Act (OBBBA) was signed into law. The OBBBA makes permanent many of the expired and expiring tax provisions originally enacted in the Tax Cuts and Jobs Act of 2017. It also includes significant changes in future years to the timing and availability of several clean energy tax credits previously enacted in the Inflation Reduction Act, including the investment tax credit and production tax credit. TEC is currently evaluating the impact of the enacted changes but does not anticipate they will have a material impact on its financial statements.

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

TEC’s effective tax rates for the six months ended June 30, 2025 and 2024 were 14.4% and 11.6%, respectively. The June 30, 2025 and 2024 effective tax rates are an estimate of the annual effective income tax rate. TEC’s effective tax rate for the six months ended June 30, 2025 and 2024 differed from the statutory rate principally due to the tax benefit from production tax credits and amortization of the regulatory tax liability resulting from tax reform. The effective tax rate for the six months ended June 30, 2025 is higher compared to the same period in 2024 primarily due to an increase in pre-tax income, partially offset by higher benefit from production tax credits related to solar facilities. See Note 3 for further information regarding the regulatory tax liability.

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

TECO Holdings Benefit Cost
(millions)	Pension Benefits		Other Postretirement Benefits
Three months ended June 30,	2025	2024	2025	2024
Components of net periodic benefit cost
Service cost	$5	$5	$0	$0
Interest cost	9	8	1	1
Expected return on assets	(14)	(13)	0	0
Amortization of actuarial loss (gain)	2	1	0	0
Net periodic benefit cost	$2	$1	$1	$1
Six months ended June 30,
Components of net periodic benefit cost
Service cost	$9	$9	$0	$0
Interest cost	18	17	3	3
Expected return on assets	(27)	(27)	0	0
Amortization of actuarial loss (gain)	4	3	0	(1)
Net periodic benefit cost	$4	$2	$3	$2

TEC’s portion of the net periodic benefit cost for the three months ended June 30, 2025 and 2024, respectively, was $1 million and zero for pension benefits, and $2 million and $1 million for other postretirement benefits. TEC’s portion of the net periodic benefit cost for the six months ended June 30, 2025 and 2024, respectively, was $2 million and zero for pension benefits, and $3 million and $2 million for other postretirement benefits. TEC’s portion of net periodic benefit costs for pension and other benefits is included as an expense on the Condensed Statements of Income in “Operations & maintenance”.

TECO Holdings assumed a long-term EROA of 7.05% and a discount rate of 5.66% for pension benefits under its qualified pension plan for 2025. For TECO Holdings' other postretirement benefits, TECO Holdings used a discount rate of 5.69% for 2025.

TECO Holdings made contributions of $9 million and $12 million to its qualified pension plan in the six months ended June 30, 2025 and 2024, respectively. TEC’s portion of these contributions was $6 million and $7 million during the six months ended June 30, 2025 and 2024, respectively. TECO Holdings expects to make contributions to the pension plan of $9 million for the remainder of 2025. TEC estimates its portion of the remaining 2025 contributions to be $5 million. See Note 1 for further information regarding TECO Holdings.

Included in the benefit cost discussed above, for the three and six months ended June 30, 2025, $2 million and $3 million, respectively, of unamortized prior service benefits and costs and actuarial gains and losses were reclassified by TEC from regulatory assets to the Condensed Statement of Income, compared with $1 million and $2 million for the three and six months ended June 30, 2024, respectively.

6. Short-Term Debt

Details of TEC’s short-term borrowings are presented in the following table:

	June 30, 2025				December 31, 2024
		Borrowings	Borrowings	Letters		Borrowings	Borrowings	Letters
	Credit	Outstanding -	Outstanding -	of Credit	Credit	Outstanding -	Outstanding -	of Credit
(millions)	Facilities	Credit Facilities (1)	Commercial Paper (1)	Outstanding	Facilities	Credit Facilities (1)	Commercial Paper (1)	Outstanding
Credit facility (2)	$800	$0	$464	$1	$800	$0	$636	$1

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

At June 30, 2025, these credit facilities required a commitment fee of 12.5 basis points. The weighted-average interest rate on borrowings outstanding under the credit facilities and commercial paper at June 30, 2025 and December 31, 2024 was 4.7% and 4.8%, respectively.

As of June 30, 2025 and December 31, 2024, the carrying value of TEC’s short-term debt was not materially different from the fair value due to the short-term nature of the instruments and because the stated rates approximate market rates. The fair value of TEC’s short-term debt is determined using Level 2 measurements.

7. Long-Term Debt

Fair Value of Long-Term Debt

At June 30, 2025, TEC’s long-term debt, including the current portion, had a carrying amount of $4,529 million and an estimated fair market value of $4,042 million. At December 31, 2024, long-term debt had a carrying amount of $3,935 million and an estimated fair market value of $3,431 million. The fair value of the debt securities is determined using Level 2 measurements.

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

Long-Term Commitments

TEC has commitments for various purchases as disclosed below, including payment obligations under contractual agreements for fuel, fuel transportation and power purchases that are recovered from customers under regulatory clauses. The following is a schedule of future payments under net purchase obligations/commitments at June 30, 2025:

			Fuel	Long-term		Purchased	Demand
		Capital	and	Service		Power	Side
(millions)	Transportation	Projects (1)	Gas Supply	Agreements	Leases	Agreements	Management	Total

2025	$75	$132	$160	$14	$2	$18	$3	$404
2026	146	48	77	18	2	7	1	299
2027	178	19	24	23	2	7	1	254
2028	140	2	1	20	2	7	0	172
2029	121	0	0	20	2	7	0	150
Thereafter	1,208	0	0	32	108	39	0	1,387
Total future minimum payments	$1,868	$201	$262	$127	$118	$85	$5	$2,666

(1) These estimates are subject to continuing review and adjustment and actual capital expenditures may vary significantly from these estimates.

Debt Covenants

TEC must meet certain financial tests, including a debt to capital ratio, as defined in the applicable debt agreements and has certain restrictive covenants in specific agreements and debt instruments. At June 30, 2025, TEC was in compliance with all required covenants.

9. Revenue

The following disaggregates TEC’s revenue by major source:

(millions)
Three months ended June 30,	2025	2024
Electric revenue
Residential	$462	$385
Commercial	209	177
Industrial	49	42
Regulatory deferrals	6	(28)
Unbilled revenue	26	24
Other (1)	87	72
Total revenue	$839	$672

Six months ended June 30,	2025	2024
Electric revenue
Residential	$798	$689
Commercial	381	332
Industrial	95	82
Regulatory deferrals	16	(50)
Unbilled revenue	30	27
Other (1)	168	140
Total revenue	$1,488	$1,220

(1)
Other electric revenue includes sales to public authorities, off-system sales to other utilities and various other items.

Remaining Performance Obligations

Remaining performance obligations primarily represent lighting contracts with fixed contract terms. As of June 30, 2025 and December 31, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $99 million. As allowed under ASC 606, Revenue from Contracts with Customers, these amounts exclude contracts with an original expected length of one year or less and variable amounts for which TEC recognizes revenue at the amount to which it has the right to invoice for services performed. TEC expects to recognize revenue for the remaining performance obligations through 2045.

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

(millions)
Three months ended June 30,	2025	2024
Revenues	$839	$672
Less:
Fuel	120	131
Purchased power	68	35
Operations & maintenance, excluding FPSC-approved regulatory deferrals	100	96
Operations & maintenance related to FPSC-approved regulatory deferrals	106	46
Depreciation and amortization	124	113
Interest charges	52	47
Other segment items (1)	48	50
Provision for income taxes	33	18
Net income	$188	$136
Capital expenditures	$459	$339

Six months ended June 30,
Revenues	$1,488	$1,220
Less:
Fuel	243	264
Purchased power	106	43
Operations & maintenance, excluding FPSC-approved regulatory deferrals	197	191
Operations & maintenance related to FPSC-approved regulatory deferrals	151	85
Depreciation and amortization	246	225
Interest charges	104	96
Other segment items (1)	88	91
Provision for income taxes	51	26
Net income	$302	$199
Capital expenditures	$768	$607

Total assets at June 30, 2025	$13,730
Total assets at December 31, 2024	$13,107

(1)
Other segment items include taxes other than income, partially offset by AFUDC and other income, net.

Item 2. MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS

Operating Company Results

Amounts included below are pre-tax, except net income and income taxes.

Tampa Electric’s net income for the second quarter of 2025 was $188 million, compared with $136 million for the same period in 2024. Results primarily reflected higher base revenue resulting from the 2024 rate case. Base revenues are energy sales excluding revenues from clauses, gross receipts taxes and franchise fees. Clauses, gross receipts taxes and franchise fees do not have a material effect on net income as these revenues substantially represent a dollar-for-dollar recovery of clause and other pass-through costs.

Revenues for the second quarter of 2025 were $167 million higher than in the same period in 2024, driven by higher base revenue due to new base rates as a result of the 2024 rate case, favorable weather compared to the same period in 2024, customer growth, storm surcharge revenue and increased regulatory deferral revenue. Total degree days (a measure of heating and cooling demand) in Tampa Electric's service area in the second quarter of 2025 were 16% above normal (a 20-year statistical degree day average) and 6% above the 2024 period, reflecting favorable weather in the second quarter of 2025 compared to 2024.

O&M expense for the second quarter of 2025 was $64 million higher than in 2024 due to increased storm cost recognition of $71 million related to storm surcharge revenue (offset in revenue) and increased operational expenses of $7 million, partially offset by decreased regulatory deferrals of $14 million. The increase in operating expenses was primarily due to higher solar operations, software maintenance and benefit costs partially offset by timing of generation outages. The decrease in regulatory deferrals is primarily due to the 2024 deferral of the benefit from production tax credits. During 2022 through 2024, TEC recorded a regulatory liability of $57 million to defer the benefit of PTCs. Starting in 2025, the deferred PTC benefit is being amortized over a three-year period (see Note 3 to the TEC Condensed Financial Statements for further information). O&M decreased by $16 million in 2025 due to the absence of the $11 million deferral of benefits from PTCs in the second quarter of 2024 and the $5 million amortization of the regulatory liability in the second quarter of 2025. Depreciation and amortization expense increased $11 million for the second quarter of 2025 compared to 2024 as a result of additions to facilities and the in-service of capital projects.

Tampa Electric’s net income year-to-date 2025 was $302 million, compared with $199 million for the same period in 2024. Results primarily reflected higher base revenues resulting from the 2024 rate case.

Revenues were $268 million higher than year-to-date 2024 primarily driven by higher base revenue due to new base rates as a result of the 2024 rate case, favorable weather compared to the same period in 2024, customer growth, storm surcharge revenue and increased regulatory deferral revenue. Total degree days (a measure of heating and cooling demand) in Tampa Electric's service area year-to-date 2025 were 10% above normal (a 20-year statistical degree day average) and 7% above the 2024 period, reflecting favorable weather year-to-date in 2025 compared to 2024. Results also reflect a 1% increase in the number of customers year-to-date in 2025 compared to the same period in 2024.

O&M expense was $72 million higher than year-to-date 2024 due to storm cost recognition of $85 million related to storm surcharge revenue (offset in revenue) and increased operational expenses of $9 million, partially offset by decreased regulatory deferrals of $22 million. The increase in operating expenses was primarily due to higher solar operations, software maintenance and benefit costs partially offset by timing of generation outages. The decrease in regulatory deferrals is primarily due to the deferred benefit from production tax credits. During 2022 through 2024, TEC recorded a regulatory liability of $57 million to defer the benefit of PTCs. Starting in 2025, the deferred PTC benefit is being amortized over a three-year period (see Note 3 to the TEC Condensed Financial Statements for further information). O&M decreased by $27 million in 2025 due to the absence of the $17 million deferral of benefits from PTCs in year-to-date 2024 and the $10 million amortization of the regulatory liability in year-to-date 2025. Depreciation and amortization expense increased $21 million year-to-date 2025 compared to the same period in 2024 primarily due to additions to facilities and the in-service of capital projects.

TEC’s regulated operating statistics for the three and six months ended June 30, 2025 and 2024 were as follows:

(millions, except customers and total degree days)	Operating Revenues			Kilowatt-Hours Billed
Three months ended June 30,	2025	2024	% Change	2025	2024	% Change
By Customer Type
Residential (1)	$462	$385	20	2,631	2,600	1
Commercial (1)	209	177	18	1,647	1,649	(0)
Industrial (1)	49	42	17	532	507	5
Other (1)	63	54	17	488	476	3
Regulatory deferrals and unbilled revenue (2)	32	(3)	1,167
Total retail sales of electricity	815	655	24	5,298	5,232	1
Off system sales of electricity	4	2	100	102	61	67
Other operating revenue	20	15	33
Total revenues	$839	$672	25	5,400	5,293	2
By Sales Type
Base	$453	$399	14
Clause	229	200	15
Capital cost recovery for early retired assets	17	17	0
Storm surcharge	78	7	1,014
Gross receipts taxes and franchise fees	37	31	19
Other	25	18	39
Total revenues	$839	$672	25
Retail net energy for load (kilowatt hours)	5,895	5,884	0
Total degree days	1,470	1,390	6

(millions, except customers and total degree days)	Operating Revenues			Kilowatt-Hours Billed
Six months ended June 30,	2025	2024	% Change	2025	2024	% Change
By Customer Type
Residential (1)	$798	$689	16	4,718	4,558	4
Commercial (1)	381	332	15	3,059	3,011	2
Industrial (1)	95	82	16	1,053	984	7
Other (1)	119	105	13	937	898	4
Regulatory deferrals and unbilled revenue (2)	46	(23)	300
Total retail sales of electricity	1,439	1,185	21	9,767	9,451	3
Off system sales of electricity	14	7	100	269	192	40
Other operating revenue	35	28	25
Total revenues	$1,488	$1,220	22	10,036	9,643	4
By Sales Type
Base	$823	$714	15
Clause	420	369	14
Capital cost recovery for early retired assets	32	32	0
Storm surcharge	98	13	654
Gross receipts taxes and franchise fees	66	57	16
Other	49	35	40
Total revenues	$1,488	$1,220	22

Customers at June 30, (thousands)	862	850	1
Retail net energy for load (kilowatt-hours)	10,504	10,343	2
Total degree days	2,063	1,920	7

(1)
Reflects a billing cycle measurement.
(2)
Primarily reflects unbilled revenue, which incorporates a calendar measurement, and postings for clause recovery deferrals.

Other Income

For the second quarter of 2025 and 2024, respectively, TEC’s other income was $17 million and $9 million, which included AFUDC-equity of $11 million and $6 million and other income of $6 million and $3 million. For the year-to-date periods in 2025 and 2024, respectively, TEC’s other income was $33 million and $20 million, which included AFUDC-equity of $21 million and $11 million and other income of $12 million and $9 million. The increase in AFUDC-equity is primarily due to the timing of solar, resiliency and other projects and an increase in the applicable AFUDC rate. On April 24, 2025, the FPSC approved to change the rate used to account for AFUDC from 6.07% to 6.65% effective January 1, 2025.

Interest Expense

For the second quarter of 2025 and 2024, TEC’s interest expense, excluding AFUDC-debt, was $57 million and $49 million, respectively. For the year-to-date periods in 2025 and 2024, TEC’s interest expense, excluding AFUDC-debt, was $112 million and $100 million, respectively. The increase is due to higher borrowings, primarily resulting from storm costs incurred in 2024 and support of TEC's capital program.

Income Taxes

The provisions for income taxes were $33 million and $18 million for the three months ended June 30, 2025 and 2024, respectively, and $51 million and $26 million for the six months ended June 30, 2025 and 2024, respectively. Compared to the 2024 periods, the increase in the provision for income taxes for the three and six months ended June 30, 2025 was primarily due to higher pre-tax income, partly offset by higher benefit from production tax credits related to solar facilities.

Liquidity and Capital Resources

The table below sets forth the June 30, 2025 liquidity, cash balances and amounts available under the TEC credit facilities.

(millions)
Credit facilities/ commercial paper	$800
Drawn amounts/letters of credit	(465)
Available credit facilities	335
Cash	12
Total liquidity	$347

Cash Impacts Related to Operating Activities

Cash flows from operating activities in the six months ended June 30, 2025 were $259 million, a decrease of $236 million compared to the same period in 2024. Decreases to cash from operations were primarily due to higher fuel costs driving under-recoveries and changes in accounts receivable balances resulting from increased base rates and storm cost recoveries reflected in customer bills, partially offset by higher net income.

Cash Impacts Related to Financing Activities

Cash flows from financing activities for the six months ended June 30, 2025 resulted in net cash inflows of $498 million. TEC received $275 million of equity contributions from Parent and $593 million of net proceeds from a long-term debt issuance, partially offset by $172 million of net payments in short-term debt with maturities with 90 days or less and $198 million of dividends to Parent.

Covenants in Financing Agreements

In order to utilize its bank credit facilities, TEC must meet certain financial tests as defined in the applicable agreements. In addition, TEC has certain restrictive covenants in specific agreements and debt instruments. At June 30, 2025, TEC was in compliance with all applicable financial covenants. The following table contains the significant financial covenant and the performance relative to it at June 30, 2025.

Significant Financial Covenants

			Calculation at
Instrument (1)	Financial Covenant (2)	Requirement/Restriction	June 30, 2025
Credit facility - $800 million	Debt/capital	Cannot exceed 65%	46.7%

(1)
See Note 6 to the TEC Condensed Financial Statements for details of the credit facility.
(2)
As defined in the instrument.

Credit Ratings of Senior Unsecured Debt at June 30, 2025

	S&P	Moody’s	Fitch
Credit ratings of senior unsecured debt	BBB+	A3	A
Credit ratings outlook	Stable	Negative	Stable

Certain of TEC’s derivative instruments contain provisions that require TEC’s debt to maintain investment-grade credit ratings.

Commitments and Contingencies

See Note 8 to the TEC Condensed Financial Statements for information regarding TEC’s commitments and contingencies as of June 30, 2025.

Regulatory Matters

See Note 3 to the TEC Condensed Financial Statements for information regarding TEC’s regulatory matters, including TEC's request for a base rate increase and TEC's storm restoration cost recovery.

Fair Value Measurements

TEC considered the impact of nonperformance risk in determining the fair value of derivatives. TEC considered the net position with each counterparty, past performance and the intent of the parties, indications of credit deterioration and whether the markets in which TEC transacts have experienced dislocation. At June 30, 2025, the fair value of derivatives was not materially affected by nonperformance risk.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by Item 3 is omitted pursuant to General Instruction H(2) of Form 10-Q.

Item 4. CONTROLS AND PROCEDURES

(a)
Evaluation of Disclosure Controls and Procedures. TEC’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of TEC’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2025. Based on such evaluation, TEC’s principal financial officer and principal executive officer have concluded that, as of June 30, 2025, TEC’s disclosure controls and procedures are effective.
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

101.INS**	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema Document with Embedded Linkbase Documents.

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	Inline XBRL Taxonomy Label Linkbase Document.

101.PRE**	Inline XBRL Taxonomy Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

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

TAMPA ELECTRIC COMPANY
(Registrant)

Date: August 8, 2025	By:	/s/ Gregory W. Blunden
Gregory W. Blunden
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)