Form 10-Q
period 2025-09-30
TAMPA ELECTRIC CO
filed 2025-11-07
CIK 96271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No	Exact name of each registrant as specified in its charter, state of incorporation, address of principal executive offices, telephone number	I.R.S. Employer Identification Number
1-5007	TAMPA ELECTRIC COMPANY	59-0475140
(a Florida corporation) Midtown East Tower 3600 Midtown Drive Tampa, Florida 33607 (813) 228-1111

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

As of November 7, 2025, there were 10 shares of Tampa Electric Company’s common stock issued and outstanding, all of which were held, beneficially and of record, by TECO Holdings, Inc.

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

FASB	Financial Accounting Standards Board
FDEP	Florida Department of Environmental Protection
FERC	Federal Energy Regulatory Commission
FPSC	Florida Public Service Commission
GHG	greenhouse gas
IRS	Internal Revenue Service
ITCs	investment tax credits
MD&A	the section of this report entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations
MGP	manufactured gas plant
MMBTU	one million British Thermal Units
MW	megawatt(s)
MWH	megawatt-hour(s)
NAV	net asset value
Note	Note to financial statements
NPNS	normal purchase normal sale
O&M expenses	operations and maintenance expenses
OCI	other comprehensive income
OBBBA	One Big Beautiful Bill Act
OPEB	other postemployment benefits
Parent	the direct parent company of Tampa Electric Company, which is TECO Holdings, Inc. as of April 1, 2024, and TECO Energy, Inc., prior to April 1, 2024
PBO	projected benefit obligation
PGS	Peoples Gas System, the former gas division of Tampa Electric Company
PGSI	Peoples Gas System, Inc.
PPA	power purchase agreement
PRP	potentially responsible party
PTCs	production tax credits
ROE	return on common equity
Regulatory ROE	return on common equity as determined for regulatory purposes
S&P	Standard and Poor’s
SEC	U.S. Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
SPP	storm protection plan
TEC	Tampa Electric Company
TECO Energy	TECO Energy, Inc., the direct parent company of Tampa Electric Company prior to April 1, 2024
TECO Holdings	TECO Holdings, Inc., the direct parent company of Tampa Electric Company as of April 1, 2024
U.S. GAAP	generally accepted accounting principles in the United States

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

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

TAMPA ELECTRIC COMPANY

Condensed Balance Sheets

Unaudited

Assets	September 30,	December 31,
(millions)	2025	2024
Property, plant and equipment
Utility plant, at original costs	$15,388	$14,433
Accumulated depreciation	(3,569)	(3,348)
Utility plant, net	11,819	11,085
Other property	19	18
Total property, plant and equipment, net	11,838	11,103

Current assets
Cash and cash equivalents	6	4
Receivables, less allowance for credit losses of $1 and $1 at September 30, 2025 and December 31, 2024, respectively	341	220
Due from affiliates	12	13
Inventories, at average cost
Fuel	37	45
Materials and supplies	201	191
Regulatory assets	299	343
Prepayments and other current assets	39	32
Total current assets	935	848

Other assets
Regulatory assets	992	1,098
Other	113	58
Total other assets	1,105	1,156
Total assets	$13,878	$13,107

The accompanying notes are an integral part of the condensed financial statements.

TAMPA ELECTRIC COMPANY

Condensed Balance Sheets - continued

Unaudited

Liabilities and Capitalization	September 30,	December 31,
(millions)	2025	2024
Capitalization
Common stock	$5,505	$5,105
Accumulated other comprehensive loss	(1)	(1)
Retained earnings	353	218
Total capital	5,857	5,322
Long-term debt	4,530	3,935
Total capitalization	10,387	9,257

Current liabilities
Notes payable	510	636
Accounts payable	383	666
Due to affiliates	23	18
Customer deposits	126	126
Regulatory liabilities	108	146
Accrued interest	48	31
Accrued taxes	81	12
Other	59	58
Total current liabilities	1,338	1,693

Long-term liabilities
Deferred income taxes	972	976
Regulatory liabilities	728	758
Investment tax credits	236	224
Deferred credits and other liabilities	217	199
Total long-term liabilities	2,153	2,157

Commitments and Contingencies (see Note 8)

Total liabilities and capitalization	$13,878	$13,107

The accompanying notes are an integral part of the condensed financial statements.

TAMPA ELECTRIC COMPANY

Condensed Statements of Income and Comprehensive Income

Unaudited

	Three months ended September 30,
(millions)	2025	2024
Revenues
Electric	$921	$724
Expenses
Fuel	151	139
Purchased power	53	25
Operations and maintenance	223	138
Depreciation and amortization	128	115
Taxes, other than income	66	59
Total expenses	621	476
Income from operations	300	248
Other income
Allowance for equity funds used during construction	7	9
Other income, net	7	4
Total other income	14	13
Interest charges
Interest expense	59	52
Allowance for borrowed funds used during construction	(2)	(3)
Total interest charges	57	49
Income before provision for income taxes	257	212
Provision for income taxes	37	27
Net income	$220	$185
Comprehensive income	$220	$185

The accompanying notes are an integral part of the condensed financial statements.

TAMPA ELECTRIC COMPANY

Condensed Statements of Income and Comprehensive Income

Unaudited

	Nine months ended September 30,
(millions)	2025	2024
Revenues
Electric	$2,409	$1,944
Expenses
Fuel	394	403
Purchased power	159	68
Operations and maintenance	571	414
Depreciation and amortization	374	340
Taxes, other than income	187	170
Total expenses	1,685	1,395
Income from operations	724	549
Other income
Allowance for equity funds used during construction	28	20
Other income, net	19	13
Total other income	47	33
Interest charges
Interest expense	171	152
Allowance for borrowed funds used during construction	(10)	(7)
Total interest charges	161	145
Income before provision for income taxes	610	437
Provision for income taxes	88	53
Net income	$522	$384
Comprehensive income	$522	$384

The accompanying notes are an integral part of the condensed financial statements.

TAMPA ELECTRIC COMPANY

Condensed Statements of Cash Flows

Unaudited

	Nine months ended September 30,
(millions)	2025	2024
Cash flows from operating activities
Net income	$522	$384
Adjustments to reconcile net income to cash from operating activities:
Depreciation and amortization	374	340
Deferred income taxes and investment tax credits	(19)	3
Allowance for equity funds used during construction	(28)	(20)
Deferred recovery clauses	(68)	132
Regulatory assets and liabilities	194	24
Pension and post-retirement asset and liabilities	(11)	(10)
Other	(28)	5
Changes in working capital:
Receivables, less allowance for credit losses	(120)	(18)
Inventories	(2)	(5)
Taxes accrued	69	55
Interest accrued	17	17
Accounts payable	(259)	(47)
Other	(9)	(7)
Cash flows from operating activities	632	853
Cash flows used in investing activities
Capital expenditures	(1,130)	(989)
Net proceeds from sale of assets	19	3
Cash flows used in investing activities	(1,111)	(986)
Cash flows from financing activities
Equity contributions from Parent	400	555
Proceeds from long-term debt issuance	593	495
Repayment of long-term debt	0	(300)
Net decrease in short-term debt (maturities of 90 days or less)	(126)	(321)
Dividends to Parent	(386)	(284)
Other	0	(2)
Cash flows from financing activities	481	143
Net increase in cash and cash equivalents	2	10
Cash and cash equivalents at beginning of period	4	5
Cash and cash equivalents at end of period	$6	$15
Supplemental disclosure of non-cash activities
Change in accrued capital expenditures	$(24)	$3

The accompanying notes are an integral part of the condensed financial statements.

TAMPA ELECTRIC COMPANY

Condensed Statements of Capitalization

Unaudited

				Accumulated
				Other
		Common	Retained	Comprehensive	Total
(millions, except share amounts)	Shares	Stock	Earnings	Loss	Capital
Three months ended September 30, 2025
Balance, June 30, 2025	10	$5,380	$322	$(1)	$5,701
Net income			220		220
Equity contributions from Parent		125			125
Dividends to Parent			(188)		(188)
Other			(1)		(1)
Balance, September 30, 2025	10	$5,505	$353	$(1)	$5,857

Three months ended September 30, 2024
Balance, June 30, 2024	10	$4,925	$270	$(1)	$5,194
Net income			185		185
Equity contributions from Parent		135			135
Dividends to Parent			(136)		(136)
Balance, September 30, 2024	10	$5,060	$319	$(1)	$5,378

Nine months ended September 30, 2025
Balance, December 31, 2024	10	$5,105	$218	$(1)	$5,322
Net income			522		522
Equity contributions from Parent		400			400
Dividends to Parent			(386)		(386)
Other			(1)		(1)
Balance, September 30, 2025	10	$5,505	$353	$(1)	$5,857

Nine months ended September 30, 2024
Balance, December 31, 2023	10	4,505	$219	$(1)	$4,723
Net income			384		384
Equity contributions from Parent		555			555
Dividends to Parent			(284)		(284)
Balance, September 30, 2024	10	$5,060	$319	$(1)	$5,378

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

UNAUDITED

1. Summary of Significant Accounting Policies

See TEC’s Annual Report on Form 10-K for the year ended December 31, 2024 for a complete discussion of accounting policies. The significant accounting policies for TEC include the following:

Principles of Consolidation and Basis of Presentation

TEC is comprised of the electric division, referred to as Tampa Electric, which is engaged in the generation, purchase, transmission, distribution and sale of electric energy in West Central Florida. Prior to April 1, 2024, TEC was a wholly owned subsidiary of TECO Energy, which is an indirect, wholly owned subsidiary of Emera. On April 1, 2024, TECO Energy distributed its investment in TEC to TECO Holdings, Inc. in a transaction structured as a tax-free reorganization. This new corporation is also an indirect, wholly owned subsidiary of Emera.

In the opinion of management, the unaudited condensed financial statements include all adjustments that are of a recurring nature and necessary to state fairly the financial position of TEC as of September 30, 2025 and December 31, 2024, and the results of operations and cash flows for the periods ended September 30, 2025 and 2024. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that can be expected for the entire fiscal year ending December 31, 2025.

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

Receivables and Allowance for Credit Losses

Receivables on the Condensed Balance Sheets include receivables from contracts with customers, which consist of services to residential, commercial, industrial and other customers, totaling $341 million and $219 million as of September 30, 2025 and December 31, 2024, respectively. An allowance for credit losses is established based on TEC’s collection experience and reasonable and supportable forecasts that affect the collectibility of the reported amount. Circumstances that could affect TEC’s estimates of credit losses include, but are not limited to, customer credit issues, generating fuel prices, customer deposits and general economic conditions. Accounts are reserved in the allowance or written off once they are deemed to be uncollectible.

As of September 30, 2025 and December 31, 2024, unbilled revenues of $99 million and $68 million, respectively, are included in the “Receivables” line item on the Condensed Balance Sheets.

Accounting for Franchise Fees and Gross Receipts

TEC is allowed to recover certain costs from customers on a dollar-for-dollar basis through rates approved by the FPSC. The amounts included in customers’ bills for franchise fees and gross receipt taxes are included as revenues on the Condensed Statements of Income. Franchise fees and gross receipt taxes payable by TEC are included as an expense on the Condensed Statements of Income in “Taxes, other than income”. These amounts totaled $43 million and $35 million for the three months ended September 30, 2025 and 2024, respectively, and totaled $109 million and $92 million for the nine months ended September 30, 2025 and 2024, respectively.

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

Targeted Improvements to the Accounting for Internal-Use Software

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The standard update modernizes accounting for internal-use software by eliminating references to project stages and clarifying the threshold to begin capitalizing costs. The standard update also specifies that the disclosure requirements under ASC 360, Property, Plant and Equipment, apply to capitalized software costs accounted under ASC 350-40. The guidance will be effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The standard updates are to be applied using either a prospective, retrospective, or modified transition approach. TEC is currently evaluating the impact of adoption of the standard update on its financial statements.

3. Regulatory

Tampa Electric Base Rates

On April 2, 2024, Tampa Electric requested a base rate increase, reflecting an increased revenue requirement of $297 million, effective January 1, 2025, and additional adjustments of $100 million and $72 million for 2026 and 2027, respectively. Prior to the rate case hearing, Tampa Electric submitted revisions to its requested base rate increase to reflect items that included production tax credits, energy storage life expectancy, and the company’s grid reliability and resilience project. On December 3, 2024, the FPSC rendered a decision during a Special Agenda and the final order, reflecting such decision, was issued on February 3, 2025. The FPSC decision includes an increase of $185 million in 2025 and adjustments of $87 million and $9 million in 2026 and 2027, respectively. The decision also allowed for equity in the capital structure to continue to be 54% from investor sources of capital. The allowed regulatory ROE range is 9.50% to 11.50% with a 10.50% midpoint, effective January 1, 2025. On February 18, 2025, a motion for reconsideration on certain aspects of the rate case order was filed by an intervening party with the FPSC. On May 6, 2025, the FPSC denied the motion for reconsideration, except with respect to immaterial calculation corrections, and a final order was issued on June 11, 2025. On March 3, 2025, two intervening parties each filed a notice of appeal to the Florida Supreme Court regarding the outcome of Tampa Electric's 2024 base rate proceeding. To date, the intervening parties have not filed their briefs related to the appeal.

On September 4, 2025, TEC petitioned the FPSC to increase base revenue by $88 million to reflect the 2026 adjustment in accordance with the 2024 rate case decision. On November 4, 2025, the FPSC approved the adjustment, with new rates becoming effective January 1, 2026.

Tampa Electric Storm Restoration Cost Recovery

In accordance with Tampa Electric’s 2021 rate case settlement agreement and continued with Tampa Electric's 2024 rate case order, in the event of a named storm that results in damage to its system, Tampa Electric can petition the FPSC to seek recovery of those costs over a 12-month period or longer as determined by the FPSC, as well as replenish its storm reserve regulatory liability of $56 million. Based on an FPSC order, if the charges to the storm reserve exceed the reserve liability account balance, the excess is to be carried as a regulatory asset. At September 30, 2025 and December 31, 2024, the balance in the regulatory asset for storm restoration costs was $187 million and $377 million, respectively.

Hurricane Helene made landfall on September 26, 2024. Tampa Electric was impacted by Hurricane Helene, resulting in a peak number of customers out of approximately 100,000. As of September 30, 2025, TEC deferred $48 million related to Hurricane Helene to the storm reserve for future recovery, with a minimal impact to earnings.

Hurricane Milton, the worst weather event to impact the area in over 100 years, made landfall on October 9, 2024. Tampa Electric was impacted by Hurricane Milton, resulting in a peak number of customers out of approximately 600,000. As of September 30, 2025, TEC deferred $340 million related to Hurricane Milton to the storm reserve for future recovery, with a minimal impact to earnings.

Restoration costs for the storms described above are deferred and will be collected from customers in subsequent periods. On February 4, 2025, the FPSC approved Tampa Electric’s petition filed on December 27, 2024 for the recovery, over an 18-month period beginning in March 2025, of $466 million to replenish the storm reserve for costs associated with Hurricane Idalia, Hurricane Debby, Hurricane Helene and Hurricane Milton and the associated interest, of which $191 million has been collected as of September 30, 2025. The amount of cost-recovery is subject to a true-up mechanism with the FPSC.

Regulatory Assets and Liabilities

Details of the regulatory assets and liabilities are presented in the following table:

Regulatory Assets and Liabilities
(millions)	September 30, 2025	December 31, 2024
Regulatory assets:
Regulatory tax asset (1)	$130	$117
Cost-recovery clauses (2)	41	20
Capital cost recovery for early retired assets (3)	526	513
Capital cost recovery for retired Polk Unit 1 components (4)	133	142
Postretirement benefits (5)	239	243
Storm reserve (6)	187	377
Other	35	29
Total regulatory assets	1,291	1,441
Less: Current portion	299	343
Long-term regulatory assets	$992	$1,098
Regulatory liabilities:
Regulatory tax liability (7)	$436	$456
Cost-recovery clauses - deferred balances (2)	32	80
Accumulated reserve - cost of removal (8)	300	304
Deferred production tax credits (9)	43	57
Other	25	7
Total regulatory liabilities	836	904
Less: Current portion	108	146
Long-term regulatory liabilities	$728	$758

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

4. Income Taxes

One Big Beautiful Bill Act

On July 4, 2025, H.R. 1 – One Big Beautiful Bill Act (OBBBA) was signed into law. The OBBBA makes permanent many of the expired and expiring tax provisions originally enacted in the Tax Cuts and Jobs Act of 2017. It also includes significant changes in future years to the timing and availability of several clean energy tax credits previously enacted in the Inflation Reduction Act, including the investment tax credit and production tax credit. On August 15, 2025, the IRS released guidance on determining when wind and solar projects have begun construction for purposes of qualifying for these tax credits. TEC is currently evaluating the impact of the enacted changes but does not anticipate they will have a material impact on its financial statements.

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

TEC’s effective tax rates for the nine months ended September 30, 2025 and 2024 were 14.4% and 12.1%, respectively. The September 30, 2025 and 2024 effective tax rates are an estimate of the annual effective income tax rate. TEC’s effective tax rate for the nine months ended September 30, 2025 and 2024 differed from the statutory rate principally due to the tax benefit from production tax credits and amortization of the regulatory tax liability resulting from tax reform. The effective tax rate for the nine months ended September 30, 2025 is higher compared to the same period in 2024 primarily due to an increase in pre-tax income, partially offset by higher benefit from production tax credits related to solar facilities. See Note 3 for further information regarding the regulatory tax liability.

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

TECO Holdings Benefit Cost
(millions)	Pension Benefits		Other Postretirement Benefits
Three months ended September 30,	2025	2024	2025	2024
Components of net periodic benefit cost
Service cost	$4	$4	$1	$1
Interest cost	9	9	2	2
Expected return on assets	(13)	(14)	0	0
Amortization of actuarial loss (gain)	2	2	(1)	(1)
Net periodic benefit cost	$2	$1	$2	$2
Nine months ended September 30,
Components of net periodic benefit cost
Service cost	$13	$13	$1	$1
Interest cost	27	26	5	5
Expected return on assets	(40)	(41)	0	0
Amortization of actuarial loss (gain)	6	5	(1)	(2)
Net periodic benefit cost	$6	$3	$5	$4

TEC’s portion of the net periodic benefit cost for the three months ended September 30, 2025 and 2024, respectively, was $0 million and $1 million for pension benefits, and $1 million and $1 million for other postretirement benefits. TEC’s portion of the net periodic benefit cost for the nine months ended September 30, 2025 and 2024, respectively, was $2 million and $1 million for pension benefits, and $4 million and $3 million for other postretirement benefits. TEC’s portion of net periodic benefit costs for pension and other benefits is included as an expense on the Condensed Statements of Income in “Operations & maintenance”.

TECO Holdings assumed a long-term EROA of 7.05% and a discount rate of 5.66% for pension benefits under its qualified pension plan for 2025. For TECO Holdings' other postretirement benefits, TECO Holdings used a discount rate of 5.69% for 2025.

TECO Holdings made contributions of $18 million and $16 million to its qualified pension plan in the nine months ended September 30, 2025 and 2024, respectively. TEC’s portion of these contributions was $11 million and $10 million during the nine months ended September 30, 2025 and 2024, respectively. TECO Holdings does not expect to make contributions to the pension plan for the remainder of 2025. See Note 1 for further information regarding TECO Holdings.

Included in the benefit cost discussed above, for the three and nine months ended September 30, 2025, $1 million and $4 million, respectively, of unamortized prior service benefits and costs and actuarial gains and losses were reclassified by TEC from regulatory assets to the Condensed Statement of Income, compared with $0 million and $2 million for the three and nine months ended September 30, 2024, respectively.

6. Short-Term Debt

Details of TEC’s short-term borrowings are presented in the following table:

	September 30, 2025				December 31, 2024
		Borrowings	Borrowings	Letters		Borrowings	Borrowings	Letters
	Credit	Outstanding -	Outstanding -	of Credit	Credit	Outstanding -	Outstanding -	of Credit
(millions)	Facilities	Credit Facilities (1)	Commercial Paper (1)	Outstanding	Facilities	Credit Facilities (1)	Commercial Paper (1)	Outstanding
Credit facility (2)	$800	$0	$510	$1	$800	$0	$636	$1

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

At September 30, 2025, these credit facilities required a commitment fee of 12.5 basis points. The weighted-average interest rate on borrowings outstanding under the credit facilities and commercial paper at September 30, 2025 and December 31, 2024 was 4.4% and 4.8%, respectively.

As of September 30, 2025 and December 31, 2024, the carrying value of TEC’s short-term debt was not materially different from the fair value due to the short-term nature of the instruments and because the stated rates approximate market rates. The fair value of TEC’s short-term debt is determined using Level 2 measurements.

7. Long-Term Debt

Fair Value of Long-Term Debt

At September 30, 2025, TEC’s long-term debt, including the current portion, had a carrying amount of $4,530 million and an estimated fair market value of $4,162 million. At December 31, 2024, long-term debt had a carrying amount of $3,935 million and an estimated fair market value of $3,431 million. The fair value of the debt securities is determined using Level 2 measurements.

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

Long-Term Commitments

TEC has commitments for various purchases as disclosed below, including payment obligations under contractual agreements for fuel, fuel transportation and power purchases that are recovered from customers under regulatory clauses. The following is a schedule of future payments under net purchase obligations/commitments at September 30, 2025:

			Fuel	Long-term		Purchased	Demand
		Capital	and	Service		Power	Side
(millions)	Transportation	Projects (1)	Gas Supply	Agreements	Leases	Agreements	Management	Total

2025	$35	$146	$67	$4	$1	$15	$1	$269
2026	148	53	266	18	3	12	1	501
2027	179	25	50	23	3	12	1	293
2028	140	2	1	20	3	13	0	179
2029	121	0	0	20	3	13	0	157
Thereafter	1,208	0	0	32	109	67	0	1,416
Total future minimum payments	$1,831	$226	$384	$117	$122	$132	$3	$2,815

(1) These estimates are subject to continuing review and adjustment and actual capital expenditures may vary significantly from these estimates.

Debt Covenants

TEC must meet certain financial tests, including a debt to capital ratio, as defined in the applicable debt agreements and has certain restrictive covenants in specific agreements and debt instruments. At September 30, 2025, TEC was in compliance with all required covenants.

9. Revenue

The following disaggregates TEC’s revenue by major source:

(millions)
Three months ended September 30,	2025	2024
Electric revenue
Residential	$572	471
Commercial	234	190
Industrial	51	42
Regulatory deferrals	(26)	(56)
Unbilled revenue	1	1
Other (1)	89	76
Total revenue	$921	$724

Nine months ended September 30,	2025	2024
Electric revenue
Residential	$1,370	$1,160
Commercial	615	522
Industrial	146	124
Regulatory deferrals	(10)	(106)
Unbilled revenue	31	28
Other (1)	257	216
Total revenue	$2,409	$1,944

(1)
Other electric revenue includes sales to public authorities, off-system sales to other utilities and various other items.

Remaining Performance Obligations

Remaining performance obligations primarily represent lighting contracts with fixed contract terms. As of September 30, 2025 and December 31, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $99 million. As allowed under ASC 606, Revenue from Contracts with Customers, these amounts exclude contracts with an original expected length of one year or less and variable amounts for which TEC recognizes revenue at the amount to which it has the right to invoice for services performed. TEC expects to recognize revenue for the remaining performance obligations through 2045.

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

(millions)
Three months ended September 30,	2025	2024
Revenues	$921	$724
Less:
Fuel	151	139
Purchased power	53	25
Operations & maintenance, excluding FPSC-approved regulatory deferrals	101	87
Operations & maintenance related to FPSC-approved regulatory deferrals	122	51
Depreciation and amortization	128	115
Interest charges	57	49
Other segment items (1)	52	46
Provision for income taxes	37	27
Net income	$220	$185
Capital expenditures	$362	$382

Nine months ended September 30,
Revenues	$2,409	$1,944
Less:
Fuel	394	403
Purchased power	159	68
Operations & maintenance, excluding FPSC-approved regulatory deferrals	298	278
Operations & maintenance related to FPSC-approved regulatory deferrals	273	136
Depreciation and amortization	374	340
Interest charges	161	145
Other segment items (1)	140	137
Provision for income taxes	88	53
Net income	$522	$384
Capital expenditures	$1,130	$989

Total assets at September 30, 2025	$13,878
Total assets at December 31, 2024	$13,107

(1)
Other segment items include taxes other than income, partially offset by AFUDC and other income, net.

Item 2. MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS

Operating Company Results

Amounts included below are pre-tax, except net income and income taxes.

Tampa Electric’s net income for the third quarter of 2025 was $220 million, compared with $185 million for the same period in 2024. Results primarily reflected higher base revenue resulting from the 2024 rate case. Base revenues are energy sales excluding revenues from clauses, gross receipts taxes and franchise fees. Clauses, gross receipts taxes and franchise fees do not have a material effect on net income as these revenues substantially represent a dollar-for-dollar recovery of clause and other pass-through costs.

Revenues for the third quarter of 2025 were $197 million higher than in the same period in 2024, driven by higher base revenue due to new base rates as a result of the 2024 rate case, storm surcharge revenue, increased regulatory deferral revenue, and customer growth. Total degree days (a measure of heating and cooling demand) in Tampa Electric's service area in the third quarter of 2025 were 5% above normal (a 20-year statistical degree day average) and consistent with same period in 2024.

O&M expense for the third quarter of 2025 was $85 million higher than in 2024 due to increased storm cost recognition of $84 million related to storm surcharge revenue (offset in revenue) and increased operational expenses of $14 million, partially offset by decreased regulatory deferrals of $13 million. The increase in operating expenses was primarily due to higher costs for employee benefits, operations related to solar investments, and software maintenance. The decrease in regulatory deferrals is primarily due to the 2024 deferral of the benefit from production tax credits. During 2022 through 2024, TEC recorded a regulatory liability of $57 million to defer the benefit of PTCs. Starting in 2025, the deferred PTC benefit is being amortized over a three-year period (see Note 3 to the TEC Condensed Financial Statements for further information). O&M related to regulatory deferrals decreased by $16 million in 2025 due to the absence of the $11 million deferral of benefits from PTCs in the third quarter of 2024 and the $5 million amortization of the regulatory liability in the third quarter of 2025. Depreciation and amortization expense increased $13 million for the third quarter of 2025 compared to 2024 as a result of additions to facilities and the in-service of capital projects.

Tampa Electric’s net income year-to-date 2025 was $522 million, compared with $384 million for the same period in 2024. Results primarily reflected higher base revenues resulting from the 2024 rate case.

Revenues were $465 million higher than year-to-date 2024 primarily driven by higher base revenue due to new base rates as a result of the 2024 rate case, storm surcharge revenue, increased regulatory deferral revenue, favorable weather compared to the same period in 2024, and customer growth. Total degree days (a measure of heating and cooling demand) in Tampa Electric's service area year-to-date 2025 were 8% above normal (a 20-year statistical degree day average) and 4% above the 2024 period, reflecting favorable weather year-to-date in 2025 compared to 2024. Results also reflect a 1% increase in the number of customers year-to-date in 2025 compared to the same period in 2024.

O&M expense was $157 million higher than year-to-date 2024 due to storm cost recognition of $168 million related to storm surcharge revenue (offset in revenue) and increased operational expenses of $24 million, partially offset by decreased regulatory deferrals of $35 million. The increase in operating expenses was primarily due to higher costs for employee benefits, operations related to solar investments, and software maintenance, partially offset by timing of generation outages. The decrease in regulatory deferrals is primarily due to the deferred benefit from production tax credits. During 2022 through 2024, TEC recorded a regulatory liability of $57 million to defer the benefit of PTCs. Starting in 2025, the deferred PTC benefit is being amortized over a three-year period (see Note 3 to the TEC Condensed Financial Statements for further information). O&M related to regulatory deferrals decreased by $43 million in 2025 due to the absence of the $29 million deferral of benefits from PTCs in year-to-date 2024 and the $14 million amortization of the regulatory liability in year-to-date 2025. Depreciation and amortization expense increased $34 million year-to-date 2025 compared to the same period in 2024 primarily due to additions to facilities and the in-service of capital projects.

TEC’s regulated operating statistics for the three and nine months ended September 30, 2025 and 2024 were as follows:

(millions, except total degree days)	Operating Revenues			Kilowatt-Hours Billed
Three months ended September 30,	2025	2024	% Change	2025	2024	% Change
By Customer Type
Residential (1)	$572	$471	21	3,249	3,321	(2)
Commercial (1)	234	190	23	1,872	1,905	(2)
Industrial (1)	51	42	21	544	541	1
Other (1)	69	57	21	546	555	(2)
Regulatory deferrals and unbilled revenue (2)	(25)	(55)	55
Total retail sales of electricity	901	705	28	6,211	6,322	(2)
Off system sales of electricity	1	4	(75)	59	115	(49)
Other operating revenue	19	15	27
Total revenues	$921	$724	27	6,270	6,437	(3)
By Sales Type
Base	$496	$442	12
Clause	248	198	25
Capital cost recovery for early retired assets	21	21	0
Storm surcharge	94	9	944
Gross receipts taxes and franchise fees	43	35	23
Other	19	19	0
Total revenues	$921	$724	27
Retail net energy for load (kilowatt hours)	6,549	6,658	(2)
Total degree days	1,806	1,800	0

(millions, except customers and total degree days)	Operating Revenues			Kilowatt-Hours Billed
Nine months ended September 30,	2025	2024	% Change	2025	2024	% Change
By Customer Type
Residential (1)	$1,370	$1,160	18	7,967	7,879	1
Commercial (1)	615	522	18	4,931	4,916	0
Industrial (1)	146	124	18	1,597	1,525	5
Other (1)	188	162	16	1,483	1,453	2
Regulatory deferrals and unbilled revenue (2)	21	(78)	127
Total retail sales of electricity	2,340	1,890	24	15,978	15,773	1
Off system sales of electricity	15	11	36	328	307	7
Other operating revenue	54	43	26
Total revenues	$2,409	$1,944	24	16,306	16,080	1
By Sales Type
Base	$1,320	$1,157	14
Clause	668	566	18
Capital cost recovery for early retired assets	53	53	0
Storm surcharge	191	22	768
Gross receipts taxes and franchise fees	109	92	18
Other	68	54	26
Total revenues	$2,409	$1,944	24

Customers at September 30, (thousands)	864	854	1
Retail net energy for load (kilowatt-hours)	17,052	17,001	0
Total degree days	3,868	3,720	4

(1)
Reflects a billing cycle measurement.
(2)
Primarily reflects unbilled revenue, which incorporates a calendar measurement, and postings for clause recovery deferrals.

Other Income

For the third quarter of 2025 and 2024, respectively, TEC’s other income was $14 million and $13 million, which included AFUDC-equity of $7 million and $9 million and other income of $7 million and $4 million. For the year-to-date periods in 2025 and 2024, respectively, TEC’s other income was $47 million and $33 million, which included AFUDC-equity of $28 million and $20 million and other income of $19 million and $13 million. The decrease in AFUDC-equity in the third quarter of 2025 compared to the third quarter of 2024 is due to the timing of the in-service of resiliency projects. The increase in AFUDC-equity in year-to-date 2025 compared to year-to-date 2024 is primarily due to the timing of solar, resiliency and other projects and an increase in the applicable AFUDC rate. On April 24, 2025, the FPSC approved to change the rate used to account for AFUDC from 6.07% to 6.65% effective January 1, 2025.

Interest Expense

For the third quarter of 2025 and 2024, TEC’s interest expense, excluding AFUDC-debt, was $59 million and $52 million, respectively. For the year-to-date periods in 2025 and 2024, TEC’s interest expense, excluding AFUDC-debt, was $171 million and $152 million, respectively. The increase is due to higher borrowings, primarily resulting from storm costs incurred in 2024 and support of TEC's capital program.

Income Taxes

The provisions for income taxes were $37 million and $27 million for the three months ended September 30, 2025 and 2024, respectively, and $88 million and $53 million for the nine months ended September 30, 2025 and 2024, respectively. Compared to the 2024 periods, the increase in the provision for income taxes for the three and nine months ended September 30, 2025 was primarily due to higher pre-tax income, partly offset by higher benefit from production tax credits related to solar facilities and increased amortization of the deferred investment tax credit related to battery storage facilities.

Liquidity and Capital Resources

The table below sets forth the September 30, 2025 liquidity, cash balances and amounts available under the TEC credit facilities.

(millions)
Credit facilities/ commercial paper	$800
Drawn amounts/letters of credit	(511)
Available credit facilities	289
Cash	6
Total liquidity	$295

Cash Impacts Related to Operating Activities

Cash flows from operating activities in the nine months ended September 30, 2025 were $632 million, a decrease of $221 million compared to the same period in 2024. Decreases to cash from operations were primarily due to higher fuel costs driving under-recoveries and changes in accounts receivable balances resulting from increased base rates reflected in customer bills.

Cash Impacts Related to Financing Activities

Cash flows from financing activities for the nine months ended September 30, 2025 resulted in net cash inflows of $481 million. TEC received $400 million of equity contributions from Parent and $593 million of net proceeds from a long-term debt issuance, partially offset by $126 million of net payments in short-term debt with maturities with 90 days or less and $386 million of dividends to Parent.

Covenants in Financing Agreements

In order to utilize its bank credit facilities, TEC must meet certain financial tests as defined in the applicable agreements. In addition, TEC has certain restrictive covenants in specific agreements and debt instruments. At September 30, 2025, TEC was in compliance with all applicable financial covenants. The following table contains the significant financial covenant and the performance relative to it at September 30, 2025.

Significant Financial Covenants

			Calculation at
Instrument (1)	Financial Covenant (2)	Requirement/Restriction	September 30, 2025
Credit facility - $800 million	Debt/capital	Cannot exceed 65%	46.2%

(1)
See Note 6 to the TEC Condensed Financial Statements for details of the credit facility.
(2)
As defined in the instrument.

Credit Ratings of Senior Unsecured Debt at September 30, 2025

	S&P	Moody’s	Fitch
Credit ratings of senior unsecured debt	BBB+	A3	A
Credit ratings outlook	Stable	Negative	Stable

Certain of TEC’s derivative instruments contain provisions that require TEC’s debt to maintain investment-grade credit ratings.

Commitments and Contingencies

See Note 8 to the TEC Condensed Financial Statements for information regarding TEC’s commitments and contingencies as of September 30, 2025.

Regulatory Matters

See Note 3 to the TEC Condensed Financial Statements for information regarding TEC’s regulatory matters, including TEC's request for a base rate increase and TEC's storm restoration cost recovery.

Fair Value Measurements

TEC considered the impact of nonperformance risk in determining the fair value of derivatives. TEC considered the net position with each counterparty, past performance and the intent of the parties, indications of credit deterioration and whether the markets in which TEC transacts have experienced dislocation. At September 30, 2025, the fair value of derivatives was not materially affected by nonperformance risk.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by Item 3 is omitted pursuant to General Instruction H(2) of Form 10-Q.

Item 4. CONTROLS AND PROCEDURES

(a)
Evaluation of Disclosure Controls and Procedures. TEC’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of TEC’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2025. Based on such evaluation, TEC’s principal financial officer and principal executive officer have concluded that, as of September 30, 2025, TEC’s disclosure controls and procedures are effective.
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

TAMPA ELECTRIC COMPANY
(Registrant)

Date: November 7, 2025	By:	/s/ Gregory W. Blunden
Gregory W. Blunden
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)