Form 10-K
period 2025-12-31
TAMPA ELECTRIC CO
filed 2026-02-23
CIK 96271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2025

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

Yes ☐ No ☒

The aggregate market value of Tampa Electric Company’s common stock held by non-affiliates of the registrant as of June 30, 2025 was zero.

As of February 21, 2026, there were 10 shares of Tampa Electric Company’s common stock issued and outstanding, all of which were held, beneficially and of record, by TECO Holdings, Inc., an indirect wholly-owned subsidiary of Emera Inc.

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

FASB	Financial Accounting Standards Board
FDEP	Florida Department of Environmental Protection
FERC	Federal Energy Regulatory Commission
FPSC	Florida Public Service Commission
GHG	greenhouse gas
IRS	Internal Revenue Service
IT	information technology
ITCs	investment tax credits
MD&A	the section of this report entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations
MMBTU	one million British Thermal Units
MW	megawatt(s)
MWH	megawatt-hour(s)
NAV	net asset value
Note	Note to financial statements
NPNS	normal purchase normal sale
O&M expenses	operations and maintenance expenses
OBBBA	One Big Beautiful Bill Act
OCI	other comprehensive income
OPEB	other postemployment benefits
Parent	the direct parent company of Tampa Electric Company, which is TECO Holdings, Inc. as of April 1, 2024, and TECO Energy, Inc., prior to April 1, 2024
PBO	projected benefit obligation
PGS	Peoples Gas System, the former gas division of Tampa Electric Company
PGSI	Peoples Gas System, Inc.
PPA	power purchase agreement
PP&E	property, plant and equipment
PTCs	production tax credits
ROE	return on common equity
Regulatory ROE	return on common equity as determined for regulatory purposes
ROU	right-of-use
S&P	Standard and Poor’s
SEC	U.S. Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
TEC	Tampa Electric Company
TECO Energy	TECO Energy, Inc., the direct parent company of Tampa Electric Company prior to April 1, 2024
TECO Holdings	TECO Holdings, Inc., the direct parent company of Tampa Electric Company as of April 1, 2024
U.S. GAAP	generally accepted accounting principles in the United States

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

PART I

Item 1. BUSINESS

Tampa Electric Company, referred to as TEC or Tampa Electric, was incorporated in Florida in 1899 and was reincorporated in 1949. All of TEC’s common stock is owned by TECO Holdings. TECO Holdings is an indirect, wholly owned subsidiary of Emera. Therefore, TEC is an indirect, wholly owned subsidiary of Emera.

TEC is engaged in the generation, purchase, transmission, distribution and sale of electric energy. The retail territory served comprises an area of about 2,000 square miles in West Central Florida, including Hillsborough County and parts of Polk, Pasco and Pinellas Counties. The principal communities served are Tampa, Temple Terrace, Winter Haven, Plant City and Dade City. TEC engages in wholesale sales to utilities and other resellers of electricity. At December 31, 2025, TEC had three generating stations in or near Tampa, one generating station in southwestern Polk County, twenty-eight photovoltaic power stations (sixteen in Hillsborough County, ten in Polk County, and two in Pasco County), and three energy storage sites.

TEC makes its SEC filings available free of charge on TEC’s website (www.tampaelectric.com/company/about/) as soon as reasonably practicable after they are filed with the SEC. TEC’s electronic SEC filings are also available on the SEC’s website (www.sec.gov).

Revenues

TEC provides retail electric service to approximately 866,000 customers in West Central Florida with a net winter system generating capacity of 6,771 MW at December 31, 2025. TEC’s revenues consist of sales to residential, commercial, industrial and other customers. TEC’s residential load generally comprises individual homes, apartments and condominiums. Commercial customers include small retail operations, large office and commercial complexes, universities and hospitals. Industrial customers include manufacturing facilities, power generation customers and other large volume operations. Other sales volumes consist primarily of off-system sales to other utilities and revenues from street lighting.

No significant part of TEC’s business is dependent upon a single or limited number of customers where the loss of any one or several would have a significant adverse effect on TEC. TEC experiences summer peak loads due to the use of air conditioning and other cooling equipment and winter peak loads due to electric space heating and fewer daylight hours.

For further information regarding the sources of TEC's operating revenues and kilowatt-hours billed, see the Operating Results section of the MD&A. For TEC’s revenue and other financial information by operating segments, see Note 11 to the 2025 Annual TEC Financial Statements.

Human Capital

TEC had 2,601 employees as of December 31, 2025, substantially all of whom are located in Florida. Of these employees, 753 were represented by the International Brotherhood of Electrical Workers and 130 were represented by the Office and Professional Employees International Union.

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

Regulation

Base Rates

TEC’s retail operations are regulated by the FPSC. The FPSC’s objective is to set rates at a level that provides an opportunity for the utility to collect revenues (revenue requirements) equal to its prudently incurred costs of providing service to customers, plus a reasonable return on invested capital.

The costs of owning, operating and maintaining the utility systems, excluding fuel, conservation costs, purchased power, storm protection plan projects and certain environmental costs, are recovered through base rates. These costs include O&M expenses, depreciation, taxes, and a return on investment in assets providing electric service (rate base). The rate of return on rate base, which is intended to approximate a company’s weighted cost of capital, primarily includes its costs for debt, deferred income taxes (at a zero cost rate) and an allowed ROE. Base rates are determined in FPSC rate setting hearings which occur at the initiative of TEC, the FPSC or other interested parties.

TEC's 2025 base rates reflect an FPSC order issued on February 3, 2025. TEC’s 2024 and 2023 base rates reflect a settlement agreement approved by the FPSC on November 10, 2021. See Note 3 to the 2025 Annual TEC Financial Statements for information regarding TEC’s base rates, ROE and other regulatory matters.

Other Cost Recovery

TEC has five cost recovery clauses.

(1)
TEC has a fuel recovery clause allowing recovery of actual fuel costs from customers through annual fuel rate adjustments. Differences between actual prudently incurred fuel costs and amounts recovered from customers in a year are recovered from or returned to customers in a subsequent period.
(2)
TEC has a capacity recovery clause allowing recovery of firm demand payments associated with purchased power agreements.
(3)
TEC has an environmental cost recovery clause which allows it to earn a return on investments in new facilities to comply with new environmental regulations and to recover the costs to operate and maintain these facilities.
(4)
Through its conservation cost recovery clause, TEC offers its customers a comprehensive array of residential and commercial programs that have enabled it to meet its required demand side management goals, reduce weather-sensitive peak demand and conserve energy.
(5)
TEC has a Storm Protection Plan cost recovery clause allowing recovery of prudent transmission and distribution storm hardening costs for incremental activities not already included in base rates as outlined in the programs in its approved Storm Protection Plan.

During the fourth quarter of 2025, the FPSC approved cost-recovery rates for the above clauses effective January 1, 2026. See Note 3 to the 2025 Annual TEC Financial Statements for further information. In addition, TEC’s 2021 rate case settlement agreement established a mechanism to recover the costs of retiring coal generation units and meter assets over a period of 15 years. The recovery started in January 2022 and will survive the term of the settlement agreement.

FERC and Other Regulations

TEC is subject to regulation by the FERC in various respects, including wholesale power sales, certain wholesale power purchases, transmission and ancillary services and accounting practices.

TEC is subject to federal, state and local environmental laws and regulations pertaining to air and water quality, land use, power plant, substation and transmission line siting, noise and aesthetics, solid waste and other environmental matters (see the Environmental Compliance section of the MD&A).

Competition

TEC’s retail electric business is substantially free from direct competition with other electric utilities, municipalities and public agencies. The principal form of competition at the retail level consists of self-generation available to users of electric energy. Such users may seek to expand their alternatives through various initiatives, including legislative and/or regulatory changes that would permit competition at the retail level. TEC intends to retain and expand its retail business by managing costs and providing quality service to retail customers.

Generation Sources

In 2025 and 2024, 88% and 89%, respectively, of TEC’s net generation of electricity was natural gas-fired, with solar representing 12% and 11%, respectively, and coal representing less than 1% and 1%, respectively. In 2025 and 2024, TEC used its generating units to meet 89% and 91%, respectively, of the total system load requirements, with the remaining 11% and 9%, respectively coming from purchased power. TEC is required to maintain a generation capacity greater than firm peak demand. TEC meets the planning criteria for reserve capacity established by the FPSC, which is a 20% reserve margin over firm peak demand.

The table below presents information regarding TEC’s generation costs.

Average cost per MMBTU	2025	2024	2023
Natural Gas (1)	$4.73	$3.65	$2.81
Coal (2)	8.72	15.47	5.00

Average generation cost per MWh (3)	31.51	28.47	30.97

(1)
Represents the cost of natural gas, transportation, storage, and fuel losses for delivery to the energy center.
(2)
Represents the cost of coal and transportation.
(3)
Represents the average generation cost per MWh including solar.

TEC’s fuel costs are affected by commodity prices and generation mix that is largely dependent on economic dispatch of the generating fleet, dispatching the lowest fuel cost options first (solar energy being zero fuel costs), such that the incremental cost of generation increases as sales volumes increase. Generation mix may also be affected by plant outages, plant performance, availability of lower priced short-term purchased power, compliance with environmental standards and regulations, and availability of solar resources.

Natural Gas. TEC maintains gas commodity, pipeline transportation and storage contracts. As of December 31, 2025, 66% of TEC’s 2.0 billion cubic feet of gas storage capacity was full. TEC has contracted for, on average, 63% of its expected gas needs for the January through December 2026 period at market price. TEC expects to issue requests for proposals to meet its remaining 2026 gas needs and to continue contracting for its 2027 requirements. Additional volume requirements are purchased in the short-term spot market.

Franchises and Other Rights

Florida utilities must obtain franchises to operate in certain municipalities. TEC holds franchises and other rights that, together with its charter powers, govern the placement of TEC’s facilities on the public rights-of-way that it carries for its retail business in the localities it serves. The franchises specify the negotiated terms and conditions governing TEC’s use of public rights-of-way and other public property within the municipalities it serves during the term of the franchise agreement. Florida municipalities are prohibited from granting any franchise for a term exceeding 30 years.

TEC has franchise agreements with 13 incorporated municipalities within its retail service area. At December 31, 2025, these agreements have various expiration dates ranging through 2052 and are expected to be renewed under similar terms and conditions.

Franchise fees expense totaled $70 million and $59 million in 2025 and 2024, respectively. Franchise fees are calculated using a formula based primarily on electric revenues and are recovered on a dollar-for-dollar basis from customers.

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

Environmental Matters

See Environmental Compliance section of the MD&A for information regarding environmental matters.

Item 1A. RISK FACTORS

Risks Relating to TEC’s Business and Strategy

Regulatory, Legislative, and Legal Risks

TEC is regulated; changes in regulation or the regulatory environment could reduce revenues, increase costs or competition.

TEC operates in a regulated industry. Retail operations, including the rates charged and costs eligible for recovery under clauses, are regulated by the FPSC, and TEC’s wholesale power sales and transmission services are subject to regulation by the FERC. Changes in regulatory requirements or regulatory actions could have an adverse effect on TEC’s financial performance by, for example, reducing revenues, increasing competition or costs, threatening investment recovery or impacting rate structure. Additionally, if regulators deny or delay cost recovery approvals, TEC’s earnings could be negatively impacted. Emerging laws and policies addressing data center development may impact load growth and the need for additional utility infrastructure.

If TEC earns returns on equity above its allowed range, those earnings could be subject to review by the FPSC. Ultimately, prolonged returns above its allowed range could result in credits or refunds to customers, which could reduce future earnings and cash flow.

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

Any changes in tax legislation could affect TEC’s future cash flows and financial position. The value of TEC’s existing deferred tax assets and liabilities are determined by existing tax laws and could be impacted by tax law changes, including any changes to the Inflation Reduction Act or OBBBA, as well as additional interpretations or technical corrections impacting the amount and timing of income tax payments or reduce or limit the ability to claim certain deductions and use carryforward tax benefits and/or credits. See Note 4 of the 2025 Annual TEC Financial Statements for further information regarding TEC’s income taxes.

TEC may not be able to secure adequate rights-of-way to construct transmission lines and distribution-related facilities and could be required to find alternate ways to provide adequate sources of energy and maintain reliable service for their customers.

TEC relies on federal, state and local governmental agencies to secure rights-of-way and siting permits to construct transmission lines and distribution-related facilities. If adequate rights-of-way and siting permits to build new transportation and transmission lines cannot be secured, then TEC:

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

The franchise rights held by TEC could be lost in the event of a breach by such utility or could expire and not be renewed.

TEC holds franchise agreements with counterparties throughout its service area. In some cases, these rights could be lost in the event of a breach of these agreements. These agreements are for set periods and could expire and not be renewed upon expiration of the then-current terms. From time to time municipalities seek to include provisions allowing them to purchase the portion of the utility’s system located within a given municipality’s boundaries under certain conditions.

Operational and Construction Risks

TEC’s business is sensitive to variations in weather and the effects of extreme weather and has seasonal variations.

TEC’s utility business is affected by variations in general weather conditions including severe weather. Energy sales are particularly sensitive to seasonal variations in weather conditions, including unusually mild summer or winter weather that cause lower energy usage for cooling or heating purposes. TEC has both summer and winter peak periods that are dependent on weather conditions. TEC forecasts energy sales based on normal weather, which represents a long-term historical average. If there is unusually mild weather, or if climate change or other factors cause significant variations from normal weather, this could have a material impact on energy sales.

TEC is subject to several risks that arise or may arise from climate change, as well as risks arising from the evolving political and regulatory environment related to climate change.

TEC is subject to risks that may arise from the impacts of climate change. In addition, shifts in U.S. federal policy have resulted in the rollback or suspension of several climate and environmental regulations. In prior years, municipal, state, and federal governments had been setting policies and enacting laws and regulations to deal with climate change impacts in a variety of ways, including de-carbonization initiatives and promotion of cleaner energy and renewable energy generation of electricity. Some states are continuing to advance their own climate disclosure and decarbonization mandates. This creates uncertainty regarding future requirements for greenhouse gas emissions, climate risk disclosures, and the transition to cleaner energy sources. Refer to “changes in the environmental and land use laws and regulations” above.

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

TEC is exposed to potential risks related to reliance on technology, the cost of technology, technological vulnerabilities, and the rapid evolution of artificial intelligence, which could cause system failures, disrupt operations or adversely affect safety.

TEC relies on various IT systems to manage operations, including increasing reliance on IT solutions operated by third parties, such as software as a service and third-party cloud hosting. This subjects TEC to inherent costs and risks associated with maintaining, upgrading, replacing and changing these systems. This includes impairment of its IT operations, potential disruption of internal control systems, substantial capital expenditures, demands on management time and other risks of delays, difficulties in upgrading existing systems, transitioning to new systems or integrating new systems into its current systems. Technological reliance may increase vulnerability to cyberattacks and data breaches and increase operational reliance on technology systems and third parties. The rapid evolution of artificial intelligence (AI) has the potential to disrupt existing business models and markets and could result in a material adverse effect on TEC’s business. If the company does not successfully integrate AI in a timely and cost-effective manner, it may not fully realize anticipated efficiencies, cost savings, or service improvements. If AI systems or tools do not operate as expected, it could result in adverse operational, safety, reputational, financial, legal, privacy, data security, or other outcomes. TEC’s digital transformation strategy, including investment in infrastructure modernization, emerging technologies such as Generative AI, and customer focused technologies, is driving increased investment in IT technology solutions, resulting in increased project risks associated with the implementation of these solutions.

TEC is exposed to potential risks related to cyberattacks and unauthorized access, which could cause system failures, disrupt operations or adversely affect safety.

TEC increasingly relies on IT systems and network infrastructure to manage its business and safely operate its assets, including controls for interconnected systems of generation, distribution and transmission and financial, billing and other business systems. TEC also relies on third party service providers to conduct business. As TEC operates critical infrastructure, it may be at greater risk of cyberattacks by third parties, which could include nation-state controlled parties.

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

With respect to certain of its assets, TEC is required to comply with rules and standards relating to cybersecurity and IT including, but not limited to, those mandated by bodies such as the North American Electric Reliability Corporation. TEC cannot be assured that its operations will not be negatively impacted by a cyberattack.

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

There is competition in wholesale power sales across the United States. Some states have mandated or encouraged competition at the retail level and, in some situations, required divestiture of generating assets. While there is active wholesale competition in Florida, the retail electric business has remained substantially free from direct competition. Changes in the competitive environment occasioned by legislation, regulation, market conditions or initiatives of other electric power providers or voters, particularly with respect to retail competition, could adversely affect TEC’s business and its expected performance.

Florida electric utilities, including TEC, currently benefit from operating in a regulated environment with limited competition in their market for retail customers. However, the commercial and regulatory frameworks under which TEC operates can be impacted by changes in government and shifts in government policy. These include initiatives regarding deregulation or restructuring of the energy industry, which may result in increased competition and unrecovered costs that could adversely affect operations, net income and cash flows.

Disruption of fuel supply could have an adverse impact on the financial condition of TEC.

TEC depends on third parties to supply fuel, including natural gas. As a result, there are risks of supply interruptions and fuel-price volatility. Disruption of fuel supplies or transportation services for fuel, whether because of weather-related problems, strikes, lock-outs, break-downs of transportation facilities, pipeline failures or other events, could impair the ability to deliver or generate electricity and could adversely affect operations. The loss of fuel suppliers or the inability to renew existing natural gas contracts at favorable terms could significantly affect the ability to serve customers and have an adverse impact on the financial condition and results of operations of TEC.

Commodity price changes may affect the operating costs and competitive positions of TEC’s business.

TEC’s business is sensitive to changes in gas and other commodity prices. Any changes in the availability of these commodities could affect the prices charged by suppliers as well as suppliers’ operating costs and the competitive positions of their products and services.

Fuel costs used for generation are affected primarily by the cost of natural gas. TEC is able to recover prudently incurred costs of fuel through retail customers’ bills, but increases in fuel costs affect electric prices and, therefore, the competitive position of electricity against other energy sources.

The ability to make sales of, and the margins earned on, wholesale power sales are affected by the cost of fuel to TEC, particularly as it compares to the costs of other power producers.

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

Research and development activities are ongoing for new technologies that produce power or reduce power consumption. These technologies include solar energy, customer-oriented generation, energy storage, energy efficiency and more energy-efficient appliances and equipment. Advances in these or other technologies could reduce the cost of producing electricity, or otherwise make TEC’s existing generating facilities uneconomic. Advances in such technologies could reduce demand for electricity, which could negatively impact the results of operations, net income and cash flows of TEC.

Results at TEC may be affected by changes in customer energy-usage patterns.

For the past several years, at TEC and electric utilities across the United States, weather-normalized electricity consumption per residential customer has declined due to the combined effects of voluntary conservation efforts and improvements in equipment efficiency.

Forecasts by TEC are based on normal weather patterns and trends in customer energy-usage patterns. TEC could be negatively impacted if customers further reduce their energy usage in response to increased energy efficiency, economic conditions or other factors.

Increased customer use of distributed generation could adversely affect TEC.

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

TEC is a participant in the comprehensive retirement plans of TECO Holdings. Under calculation requirements of the Pension Protection Act, as of the January 1, 2025 measurement date, TECO Holdings’ pension plan was fully funded. Any future declines in the financial markets or interest rates could increase the amount of contributions required to fund its pension plan in the future and could cause pension expense to increase.

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

In the event TEC’s ratings were downgraded to below investment grade, certain agreements could require immediate payment or full collateralization of net liability positions. Counterparties to its derivative instruments could request immediate payment or full collateralization of net liability positions. Credit provisions in long-term gas transportation agreements would give the transportation providers the right to demand collateral, which is estimated to be approximately $93 million at December 31, 2025.

TEC may be subject to risks relating to its separation from PGS.

On January 1, 2023, TEC completed the separation from its former PGS division to PGSI. TEC’s business is less diversified as a result of the separation since its remaining Tampa Electric business serves only electric utility customers and operates in a more concentrated geographic area than its former PGS division.

The separation was structured as a tax-free transaction for U.S. federal income tax purposes. The IRS has issued a private letter ruling (IRS Ruling) to the effect that, subject to the limitations specified therein and the accuracy and compliance with certain representations, warranties and covenants, the distribution of the PGSI stock, together with certain related transactions, will qualify as a tax-free “reorganization” for U.S. federal income tax purposes. If any of these items are inaccurate, the separation may not qualify for tax-free treatment, which could result in material tax liabilities for TEC.

The insolvency or default of key third parties could have an adverse impact on the financial condition of TEC.

TEC is exposed to risk related to its reliance on certain key partners, suppliers, and customers, any of which may endure financial challenges resulting from commodity price and market volatility, economic instability or adversity, adverse political or regulatory changes and other causes which may cause or contribute to such parties’ insolvency, bankruptcy, restructuring or default on their contractual obligations to TEC. This could adversely affect TEC’s financial condition.

Item 1C. CYBERSECURITY

TEC assesses, identifies, and manages material risks from cybersecurity threats under the governance of its Cyber Security Framework and Information Security Policy, as well as several related policies and procedures addressing areas such as threat vulnerability management, cyber risk management, data protection and classification, network security, access control, incident response, security awareness, employee training and asset management. These policies and related standards require identification of all IT and Operational Technology (OT) critical facilities and/or cyber assets, and sufficient controls for IT and OT asset inventory, including responsibilities for assets, information owners, and asset disposition processes. From a security perspective, TEC’s Information Security group is directed at protecting all aspects of data and how information is stored, transmitted, processed, and used in business processes. TEC’s Corporate Security group is responsible for protecting physical assets including critical facilities, protection of employees, and related physical security risks.

TEC’s Information Security group of the Technology department has the direct responsibility for developing, monitoring, and enforcing information security standards and procedures; reviewing and approving all network interconnections for compliance to security standards; and assisting, consulting, and training individuals throughout TEC in the use of appropriate information security practices. This group is responsible for ensuring that all IT and OT cyber systems, assets, and networks are aligned with the cybersecurity framework that governs the company. TEC engages independent third-party consultants from time to time to assess the adequacy of its cybersecurity measures and assist in implementing any appropriate actions to address any vulnerabilities identified. In addition, TEC participates in an Electric Power Research Institute (EPRI) research project to develop cybersecurity performance metrics. EPRI offers a web-based platform, which supports automated cybersecurity data collection, security metrics calculation, visualization, and analysis. The Chief Technology Officer (CTO), who reports to the President and Chief Executive Officer, oversees this group and is responsible for managing the program, in collaboration with TEC’s businesses and functions. TEC’s CTO has extensive experience at TEC in many areas, including in technology-related matters, operational technology, utility operations generally, energy supply, electric delivery, and engineering, including many years of experience leading a large business unit in technology implementation and related processes , and overseeing large groups of employees and contractors responsible for carrying out these responsibilities. The CTO has degrees and certifications in engineering, business, and cyber security.

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

Cybersecurity risks are integrated into TEC’s overall risk management process through the collaboration of the cybersecurity professionals and TEC’s and Emera’s risk management functions to assess threat levels on an affiliate and corporate basis and identify steps and resources appropriate to manage such risks. The Board of Directors oversees the management of risks from cybersecurity threats through receiving regular reports from the CTO, which include updates on TEC’s performance with preparing, preventing, detecting, responding to, mitigating, and recovering from cybersecurity incidents. Should a cybersecurity threat or incident pose a significant risk to TEC, TEC's processes provide that the CTO, through the CEO, as appropriate, would promptly inform the Board regarding any such threat or incident. The CTO also provides regular updates on the key elements of its cybersecurity program to the Emera Board’s Safety and Risk Committee, which has oversight over Emera’s enterprise risk management framework, including oversight over cybersecurity risk.

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

Item 2. PROPERTIES

TEC believes that its physical properties are adequate to carry on its business as currently conducted. The properties of TEC are subject to a first mortgage bond indenture under which no bonds are currently outstanding.

TEC has electric generating stations in service, with a December 2025 net winter generating capability of 6,771 MWs. Tampa Electric assets include the Big Bend Power Station (1,561 MWs capacity), the Bayside Power Station (2,212 MWs capacity), the Polk Power Station (1,406 MWs capacity), and MacDill Power Station (73 MWs capacity). Also included in Tampa Electric’s assets as of December 31, 2025, are twenty-eight solar arrays (1,424 MWs capacity) and three energy storage sites (95 MWs capacity).

TEC owns 77 transmission substations and 139 distribution substations with an aggregate transformer capacity of 17,126 mega volts amps. The Tampa Electric system has a 8,285 mega volts amps of generator step up unit capacity. The transmission system consists of 1,379 total circuit miles of high voltage transmission lines, including underground and double-circuit lines. The distribution system consists of 5,979 circuit miles of overhead lines and 7,104 circuit miles of underground lines. As of December 31, 2025, there were 880,841 meters in service. All of this property is located in Florida.

TEC’s property, plant and equipment are owned, except that titles to some of the properties are subject to easements, leases, contracts, covenants and similar encumbrances common to properties of the size and character of those of TEC.

TEC has easements or other property rights for rights-of-way adequate for the maintenance and operation of its electrical transmission and distribution lines that are not constructed upon public highways, roads and streets. Transmission and distribution lines located in public ways are maintained under franchises or permits.

Item 3. LEGAL PROCEEDINGS

From time to time, TEC is involved in various legal, tax and regulatory proceedings before various courts, regulatory commissions and governmental agencies in the ordinary course of business. Where appropriate, accruals are made in accordance with accounting standards for contingencies to provide for matters that are probable of resulting in an estimable loss. For a discussion of legal proceedings, see Note 8 of the 2025 Annual TEC Financial Statements.

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

Item 6. [RESERVED]

Item 7. MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITIONS & RESULTS OF OPERATIONS

OVERVIEW

At December 31, 2025, TEC served approximately 866,000 customers in a 2,000-square-mile service area in West Central Florida and had electric generating plants with a winter peak generating capacity of 6,771 MW.

TEC is a wholly owned subsidiary of TECO Holdings, and TECO Holdings is a wholly owned subsidiary of Emera. Therefore, TEC is an indirect, wholly owned subsidiary of Emera. See Note 10 to the 2025 Annual TEC Financial Statements for information regarding related party transactions.

TEC’s financial statements have been prepared in accordance with U.S. GAAP. TEC's reported operating results are affected by several critical accounting estimates (see the Critical Accounting Policies and Estimates section).

OUTLOOK

TEC’s earnings are most directly impacted by the allowed rate of return on equity and the capital structures approved by the FPSC, the prudent management of operating costs, the approved recovery of regulatory deferrals, weather and its impact on energy sales, and the timing and amount of capital expenditures.

TEC anticipates earning within its allowed ROE range in 2026. Earnings are expected to be higher in 2026 than 2025 as a result of new base rates effective January 1, 2026, and continued customer growth.

On September 4, 2025, TEC petitioned the FPSC to increase base revenue by $88 million to reflect the 2026 adjustment in accordance with its 2024 rate case decision. On November 4, 2025, the FPSC approved the adjustment, with new rates becoming effective January 1, 2026.

On February 3, 2025, the FPSC issued the final order approving the rate case decision, effective January 1, 2025. For additional details on the rate case decision, see Note 3 to the 2025 Annual TEC Financial Statements. In February 2025, a motion for reconsideration on certain aspects of the final order was filed by an intervening party with the FPSC. On May 6, 2025, the FPSC denied the motion for reconsideration, except with respect to immaterial calculation corrections, and the final order was issued on June 11, 2025. In March 2025, two intervening parties each filed a notice of appeal to the Florida Supreme Court regarding the outcome of TEC’s 2024 base rate proceeding. On January 12, 2026, the intervening parties filed their briefs related to the appeal. To date, the FPSC has not responded to the briefs.

On February 4, 2025, the FPSC approved TEC’s petition for the recovery of $466 million of costs associated with Hurricane Idalia, Hurricane Debby, Hurricane Helene and Hurricane Milton, and the associated interest to replenish the storm reserve over an 18-month recovery period, which began in March 2025. The amount of cost-recovery is subject to a true-up mechanism with the FPSC. For additional details on the storm reserve, see Note 3 to the 2025 Annual TEC Financial Statements.

In 2026, TEC expects to invest approximately $1.8 billion, including AFUDC, in capital projects. Capital projects include generation investments, grid modernization, storm hardening investments, and transmission expansion. See Capital Investments below for further information.

These forecasts are based on our current assumptions described in the operating company discussion, which are subject to risks and uncertainties (see the Risk Factors section).

OPERATING RESULTS

All amounts included in this MD&A are pre-tax, except net income and income taxes.

See below for detail on the results of operations at TEC during 2025 compared to 2024. For information regarding 2024 results as compared to 2023, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of TEC’s Annual Report on Form 10-K for the year ended December 31, 2024.

TEC’s net income in 2025 was $607 million, compared with $468 million in 2024. Results primarily reflected higher base revenues resulting from the 2024 rate case and customer growth, combined with the benefit from production tax credits, and additional storm protection plan return on investment. These increases were partially offset by higher operations & maintenance, depreciation and interest expenses. Base revenues are energy sales excluding revenues from clauses, gross receipts taxes and franchise fees. Clauses, gross receipts taxes and franchise fees do not have a material effect on net income as these revenues substantially represent a dollar-for-dollar recovery of clause and other pass-through costs. See the Operating Revenues and Operating Expenses sections below for additional information.

TEC's regulated operating statistics for the years ended December 31, 2025, 2024 and 2023 were as follows.

(millions, except customers and total degree days)	2025	% Change	2024	% Change	2023
By Customer Type
Operating Revenues
Residential (1)	$1,786	19	$1,507	(12)	$1,711
Commercial (1)	822	20	686	(15)	803
Industrial (1)	195	20	162	(20)	203
Other (1)	253	18	215	(13)	248
Regulatory deferrals and unbilled revenue (2)	(25)	77	(111)	71	(389)
Total retail sales of electricity	3,031	23	2,459	(5)	2,576
Off system sales of electricity	18	50	12	50	8
Other operating revenue	66	20	55	4	53
Total revenues	$3,115	23	$2,526	(4)	$2,637
Megawatt-hour Sales
Residential	10,309	0	10,269	(0)	10,307
Commercial	6,536	1	6,481	0	6,462
Industrial	2,105	4	2,019	(3)	2,082
Other	1,993	3	1,933	(0)	1,940
Total retail	20,943	1	20,702	(0)	20,791
Off system sales	384	12	343	35	254
Total energy sold	21,327	1	21,045	0	21,045

By Sales Type
Base	$1,691	13	$1,490	2	$1,458
Clause	862	15	751	(6)	802
Capital cost recovery for early retired assets	69	0	69	0	69
Storm surcharge	263	807	29	(73)	107
Gross receipts taxes and franchise fees	144	20	120	(14)	139
Other	86	28	67	8	62
Total revenues	$3,115	23	$2,526	(4)	$2,637

Customers at December 31, (thousands)	866	1	855	2	840
Retail net energy for load	21,797	0	21,847	0	21,767
Total degree days	4,658	2	4,573	(2)	4,671

(1)
Reflects a billing cycle measurement.
(2)
Primarily reflects unbilled revenue, which incorporates a calendar measurement, and postings for clause recovery deferrals.

Operating Revenues

Revenues were $589 million higher in 2025 than in 2024 primarily driven by higher storm surcharge revenue (offset in O&M expense), higher base revenues due to new base rates as a result of the 2024 rate case, customer growth and favorable weather, and increased regulatory deferral revenue, partially offset by lower average customer usage. Total degree days (a measure of heating and cooling demand) in Tampa Electric's service area in 2025 were 6% above normal (a 20-year statistical degree day average) and 2% above 2024 reflecting favorable weather in 2025 compared to 2024. Total net energy for load, which is a calendar measurement of energy output, in 2025 was consistent with 2024.

Customer and Energy Sales Growth Outlook

Population growth in the area is forecasted to continue to be a major driver of customer growth. In 2026, energy sales volumes are expected to be similar to 2025 levels. In 2025, energy sales benefited from weather that was warmer than normal. Normalizing 2025 for weather, 2026 energy sales volumes are expected to be above 2025 levels due to customer growth. TEC expects 2026 customer growth to be approximately 1.6% and to continue at approximately that level annually over the next few years.

Operating Expenses

In 2025, O&M expense was $246 million higher than in 2024 due to increased storm cost recognition of $234 million related to storm surcharge revenue (offset in revenue) and increased operations and maintenance expenses of $56 million, partially offset by decreased regulatory deferrals of $44 million. The decrease in regulatory deferrals is primarily driven by the $53 million benefit from production tax credits, partially offset by amortization related to the Polk Power Station Unit 1 retirement as a result of the 2024 rate case. The increase in operating expenses was primarily associated with higher costs for employee benefits, operations related to solar investments, and software maintenance. During 2022 through 2024, TEC recorded a regulatory liability of $57 million to defer the benefit of PTCs. Starting in 2025, the deferred PTC benefit is being amortized over a three-year period (see Note 3 to the 2025 Annual TEC Financial Statements for further information). O&M related to PTC regulatory deferrals decreased by $53 million in 2025 due to the absence of the $34 million deferral of benefits from PTCs in 2024 and the $19 million amortization of the regulatory liability in 2025. Depreciation and amortization expense increased $50 million in 2025 compared to 2024 as a result of additions to facilities and the in-service of capital projects.

O&M expense in 2026 is expected to increase compared to 2025 due to inflation. In 2026, depreciation expense is expected to increase compared to 2025 due to several major projects and plant additions.

Fuel Expense, Purchased Power and Fuel Cost Recovery

Total fuel expense increased in 2025 from 2024 primarily due to higher purchased power costs due to unfavorable hot weather that impacted the eastern U.S. and an increase in days with outages in 2025 compared to 2024. Total 2026 fuel and purchased power costs are expected to be higher than in 2025 due to higher natural gas prices.

On January 23, 2023, TEC requested an adjustment to its fuel charges to recover the $518 million final 2022 fuel under-recovery over a period of 21 months. The request also included an adjustment to 2023 projected fuel costs to reflect the reduction in natural gas prices since September 2022 for a projected reduction of $170 million for the balance of 2023. The changes were approved by the FPSC on March 7, 2023, effective April 1, 2023.

On April 2, 2024, TEC requested a mid-course adjustment to its fuel and capacity charges, reflecting a $138 million reduction over 12 months, from June 2024 through May 2025. The requested reduction is due to a significant decrease in actual and projected 2024 natural gas prices since TEC submitted its projected 2024 costs in the fall of 2023. On May 7, 2024, the FPSC approved the mid-course adjustment.

In December 2025 and 2024, the FPSC approved cost-recovery rates for fuel and purchased power, capacity, environmental, conservation and storm protection plan costs for 2026 and 2025, respectively. The rates include the expected cost for natural gas and coal in the following year. These rates are typically set annually, based on information provided in September of the year prior to the year the rates take effect.

OTHER ITEMS IMPACTING NET INCOME

Other Income

For the years 2025 and 2024, TEC’s other income was $60 million and $48 million, respectively, which included AFUDC-equity of $35 million and $30 million, respectively, and other income of $25 million and $18 million, respectively. The increase in AFUDC-equity in 2025 compared to 2024 is primarily due to the timing of solar, resiliency and other projects and an increase in the applicable AFUDC rate. On April 24, 2025, the FPSC approved to change the rate used to account for AFUDC from 6.07% to 6.65% effective January 1, 2025.

AFUDC-equity is expected to increase in 2026 due to the timing of construction of capital projects, including solar generation.

Interest Expense

For the years 2025 and 2024, TEC’s interest expense, including interest expense to affiliates and excluding AFUDC-debt, was $232 million and $203 million, respectively. The increase is due to higher borrowings, primarily resulting from storm costs incurred in 2024 and support of TEC's capital program.

Interest expense is expected to increase in 2026, reflecting higher outstanding debt balances (see Note 6 to the 2025 Annual TEC Financial Statements for further detail).

Income Taxes

The provision for income taxes increased in 2025 compared to 2024 primarily as a result of higher pre-tax income, partially offset by higher production tax credits and amortization of deferred investment tax credits related to solar facilities. Income tax expense as a percentage of income before taxes was 14.1% in 2025 and 12.7% in 2024. TEC expects the 2026 annual effective tax rate to be approximately 12%.

 TEC is included in a consolidated U.S. federal income tax return with EUSHI and its subsidiaries. TEC’s income tax expense is based upon a standalone return method, modified for the benefits-for-loss allocation in accordance with EUSHI’s tax sharing agreement. The cash (refunds) payments for federal income taxes and state income taxes made under those tax sharing agreements totaled $117 million and $(3) million in 2025 and 2024, respectively.

For more information on TEC's income taxes, including a reconciliation between the statutory federal income tax rate, the effective tax rate and impacts of tax reform, see Note 4 to the 2025 Annual TEC Financial Statements.

LIQUIDITY, CAPITAL RESOURCES

Balances as of December 31, 2025

(millions)
Credit facilities/ commercial paper (1)	$1,200
Drawn amounts/ letters of credit	774
Available credit facilities	426
Cash	3
Total liquidity	$429
(1)
See Note 6 to the 2025 Annual TEC Financial Statements for information regarding the credit facilities.

Cash from Operating Activities

Cash flows from operating activities in 2025 were $886 million, a decrease of $278 million compared to 2024. The decrease to cash from operations was primarily due to higher fuel costs driving under-recoveries and changes in accounts receivable balances resulting from increased revenue reflected on customer bills.

Cash from Investing Activities

Cash flows from investing activities in 2025 resulted in a net use of cash of $1.5 billion, which primarily reflects TEC’s investment in capital. See the Capital Investments section for additional information.

Cash from Financing Activities

Cash flows from financing activities in 2025 resulted in net cash inflows of $651 million. TEC received $530 million of equity contributions from Parent, $593 million proceeds from the issuance of long-term debt and a $137 million increase in short-term debt with maturities of less than 90 days. These increases in cash flows were partially offset by dividend payments to Parent of $606 million.

Cash and Liquidity Outlook

TEC’s tariff-based gross margins are the principal source of cash from operating activities. A diversified retail customer mix, primarily consisting of rate-regulated residential, commercial, and industrial customers, provides TEC with a reasonably predictable source of cash. In addition to using cash generated from operating activities, TEC uses available cash, equity contributions from Parent, credit facility and commercial paper borrowings, transactions with affiliates, and debt issuances to support normal operations and capital expenditure requirements. TEC may reduce short-term borrowings with cash from operations, long-term borrowings, or capital contributions from Parent. TEC expects to make significant capital expenditures in 2026 (see Capital Investments section below for further detail on TEC’s projected capital expenditures). Debt raised is subject to applicable regulatory approvals and TEC is required to maintain a capital structure as allowed by the regulator.

As noted earlier, cash from operating activities and short-term borrowings are used to fund normal operations and capital expenditures, which may result in periodic working capital deficits. The working capital deficit as of December 31, 2025 was primarily caused by short-term borrowings and periodic fluctuations in assets and liabilities related to FPSC clauses and riders. At December 31, 2025, TEC’s unused capacity under its credit facilities was $426 million.

TEC has a credit facility utilized with commercial paper that provides $1.2 billion of credit, maturing in 2030. See Note 6 to the 2025 Annual TEC Financial Statements for additional information regarding the credit facilities and commercial paper. TEC expects that its liquidity will be adequate for both the near and long term, given its expected operating cash flows, capital expenditures and related financing plans.

TEC expects cash from operations in 2026 to be higher than 2025 primarily due to lower cash outflows for 2024 storm costs that were paid in 2025 and higher base revenues due to the 2026 subsequent year adjustment effective in January 2026 (see Note 3 to the 2025 Annual TEC Financial Statements). TEC plans to use cash in 2026 to fund capital spending and to pay dividends to its shareholder. Dividends are paid at the discretion of TEC’s Board of Directors.

TEC’s credit facilities contain certain financial covenants (see Significant Financial Covenants section). TEC estimates that it could fully utilize the total available capacity under its facilities in 2026 and remain within the covenant restrictions.

Short-Term Borrowings

	December 31, 2025				December 31, 2024
		Borrowings	Borrowings	Letters of		Borrowings	Borrowings	Letters of
	Credit	Outstanding -	Outstanding -	Credit	Credit	Outstanding -	Outstanding -	Credit
(millions)	Facilities	Credit Facilities (1)	Commercial Paper (1)	Outstanding	Facilities	Credit Facilities (1)	Commercial Paper (1)	Outstanding
5-year facility (2)	$1,200	$0	$773	$1	$800	$0	$636	$1
(1)
Borrowings outstanding are reported as notes payable in the Balance Sheets.

(2) On November 20, 2025, TEC amended the credit facility agreement to increase the capacity amount from $800 million to $1.2 billion and extend the maturity date to November 20, 2030. At December 31, 2025, TEC also had an active commercial paper program for up to $800 million, of which the full amount outstanding is backed by TEC’s credit facility. The amount of commercial paper issued results in an equal amount of its credit facility being considered drawn and unavailable. On January 22, 2026, TEC amended the commercial paper program to increase the amount to $1.2 billion from $800 million.

At December 31, 2025, the credit facility required a commitment fee of 12.5 basis points. The weighted average interest rate on outstanding amounts payable under the credit facilities and commercial paper program at December 31, 2025 and 2024 was 4.0% and 4.8%, respectively. For a complete description of the credit facilities see Note 6 to the 2025 Annual TEC Financial Statements.

	Maximum	Minimum	Average	Average
	drawn	drawn	drawn	interest
(millions)	amount	amount	amount	rate
2025 credit facility utilization	$773	$95	$453	4.49%

Significant Financial Covenants

In order to utilize its bank credit facilities, TEC must meet certain financial tests as defined in the applicable agreements. In addition, TEC has certain restrictive covenants in specific agreements and debt instruments. At December 31, 2025, TEC was in compliance with all applicable financial covenants. The table that follows lists the significant financial covenants and the performance relative to them at December 31, 2025. Reference is made to the specific agreements and instruments for more details.

			Calculation
Instrument	Financial Covenant (1)	Requirement/Restriction	at December 31, 2025
Credit facility- $1,200 million (2)	Debt/capital	Cannot exceed 65%	47.5%
(1)
As defined in the applicable instrument.
(2)
See Note 6 to the 2025 Annual TEC Financial Statements for a description of the credit facilities.

Credit Ratings at December 31, 2025

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

Contractual Cash Obligations at December 31, 2025

	Payments Due by Period
(millions)	Total	2026	2027	2028	2029	2030	After 2030
Long-term debt (1)	$4,575	$0	$0	$0	$500	$0	$4,075
Interest payment obligations(2)	3,184	204	204	204	192	179	2,201
Transportation(3)	1,799	151	179	140	121	114	1,094
Pension plan(4)	114	9	9	9	10	9	68
Capital projects(5)	167	115	32	18	2	0	0
Fuel and gas supply	553	248	133	86	86	0	0
Long-term service agreements	116	19	27	19	19	19	13
Leases	180	4	4	4	4	4	160
Purchased power agreements	122	17	12	13	13	13	54
Total contractual obligations	$10,810	$767	$600	$493	$947	$338	$7,665

(1)
See the Statements of Capitalization and Note 7 to the 2025 Annual TEC Financial Statements for a list of long-term debt and the respective due dates.
(2)
Future interest payments are calculated based on the assumption that all debt is outstanding until maturity. For debt instruments with variable rates, interest is calculated for all future periods using the rates in effect at December 31, 2025.
(3)
These payment obligations under contractual agreements are recovered from customers under regulatory clauses approved by the FPSC (see the Business section).
(4)
The estimated contractual obligation is calculated as required contributions to the funded pension plan and estimated benefit payments related to the other unfunded benefit plans. Under calculation requirements of the Pension Protection Act, as of the January 1, 2025 measurement date, the pension plan was fully funded. Under ERISA guidelines, TEC is not required to make additional cash contributions until 2030; however, TEC may elect to make discretionary cash contributions prior to that time. Future contributions are subject to annual valuation reviews, which may vary significantly due to changes in interest rates, discount rate assumptions, plan asset performance, which is affected by investment portfolio performance, and other factors (see Liquidity, Capital Resources section and Note 5 to the 2025 Annual TEC Financial Statements).
(5)
Represents outstanding commitments for major capital projects (see the Capital Investments section).

See Notes 3, 4, 5 and 12 to the 2025 Annual TEC Financial Statements for information regarding additional obligations related to regulatory liabilities, taxes, employee postretirement benefits and asset retirement obligations.

Off-Balance Sheet Arrangements and Contingent Obligations

TEC does not have any material off-balance sheet arrangements or contingent obligations not otherwise included in the Financial Statements as of December 31, 2025.

Capital Investments

(millions)	Actual 2025	Forecasted 2026
Tampa Electric (1)
Transmission	$128	$220
Distribution	568	555
Generation	583	775
Facilities, equipment, vehicles and other	297	200
Tampa Electric total	1,576	1,750
Net cash effect of accruals, retentions and AFUDC	(19)
Total	$1,557	$1,750
(1)
Individual line items include AFUDC.

TEC intends to invest approximately $571 million in 372 MW of new utility-scale solar photovoltaic projects in 2024 through 2026 (solar wave III) with spend to date of $457 million as of December 31, 2025, approximately $801 million in 455 MW of new utility-scale solar photovoltaic projects in 2026 through 2028 (solar wave IV), and approximately $531 million in 298 MW of new utility-scale solar photovoltaic projects in 2029 through 2030 (solar wave V). In 2025 through 2027, TEC expects to spend approximately $615 million in capital for the storm protection plan, $437 million in grid modernization, $704 million towards 1,096 MW of generation capacity expansion, including $385 million for 670 MW related to two new combustion turbines, and $200 million for 195 MW of energy storage. Additionally, transmission expansions are also expected to require $217 million in capital during 2025 through 2027. AFUDC will be earned on eligible capital projects during the construction periods and return on investment will be earned on capital projects running through certain recovery mechanisms.

TEC’s 2025 capital expenditures included solar generation projects, storm hardening for the transmission and distribution systems, new technology for distribution system grid modernization, energy storage, maintenance and refurbishment of existing generating facilities, a generation capacity expansion project and the construction of a new headquarters and operations center to improve building resilience. In 2026, TEC expects capital expenditures to include generation investments, grid modernization, storm hardening investments, and transmission expansion.

The forecasted capital expenditures shown above are based on current estimates and assumptions. Actual capital expenditures could vary materially from these estimates due to changes in and timing of projects and changes in costs for materials or labor (see the Risk Factors section).

Capital Structure

At December 31, 2025, TEC’s year-end capital structure was 48% debt and 52% common equity. At December 31, 2024, TEC’s year-end capital structure was 46% debt and 54% common equity.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements requires management to make various estimates and assumptions that affect revenues, expenses, assets, liabilities and disclosures. The policies and estimates identified below are, in the view of management, the more significant accounting policies and estimates used in the preparation of our financial statements. These estimates and assumptions are based on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates and judgments under different assumptions or conditions. See Note 1 to the 2025 Annual TEC Financial Statements for a description of TEC’s significant accounting policies and the estimates and assumptions used in the preparation of the financial statements.

Regulatory Accounting

TEC’s retail business and the prices charged to customers are regulated by the FPSC. TEC’s wholesale business is regulated by the FERC. As a result, TEC qualifies for the application of accounting guidance for certain types of regulation. This guidance recognizes that the actions of a regulator can provide reasonable assurance of the existence of an asset or liability. Regulatory assets and liabilities arise as a result of a difference between U.S. GAAP and the accounting principles imposed by the regulatory authorities. Regulatory assets generally represent incurred costs that have been deferred, as their future recovery in customer rates is probable. Regulatory liabilities generally represent obligations to make refunds to customers from previous collections for costs that are not likely to be incurred.

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

TEC’s most significant regulatory liability relates to non-ARO costs of removal and regulatory tax liability. The non-ARO costs of removal represent estimated funds received from customers through depreciation rates to cover future non-legally required cost of removal of property, plant and equipment upon retirement. TEC accrues for removal costs over the life of the related assets based on depreciation studies approved by the FPSC. The costs are estimated based on historical experience and future expectations, including expected timing and estimated future cash outlays. The regulatory tax liability is the offset to the adjustment to the deferred tax liability remeasured as a result of tax reform. See Note 4 to the 2025 Annual TEC Financial Statements for further information.

The application of regulatory accounting guidance is a critical accounting policy and estimate since a difference in these assumptions and actual results may result in a material impact on reported assets and the results of operations (see Note 3 to the 2025 Annual TEC Financial Statements).

Income Taxes

TEC uses the asset and liability method in the measurement of deferred income taxes. Under the asset and liability method, TEC estimates the current tax exposure and assesses the temporary differences resulting from differing treatment of items, such as depreciation, for financial statement and tax purposes. These differences are reported as deferred taxes measured at enacted rates in the financial statements. Management reviews all reasonably available current and historical information, including forward-looking information, to determine if it is more likely than not that some or the entire deferred tax asset will not be realized. If TEC determines that it is likely that some or all of a deferred tax asset will not be realized, then a valuation allowance is recorded to report the balance at the amount expected to be realized. At December 31, 2025, TEC does not have a valuation allowance. At December 31, 2025, TEC had a net deferred income tax liability of $969 million, attributable primarily to property-related items. See further discussion of uncertainty in income taxes, impacts of tax reform and other tax items in Note 4 to the 2025 Annual TEC Financial Statements.

Employee Postretirement Benefits

In 2024, TEC was a participant in the comprehensive retirement plans of TECO Energy, LLC (formerly known as TECO Energy, Inc. prior to April 1, 2024). Effective January 1, 2025, the comprehensive retirement plans were transferred to TECO Holdings. TECO Holdings sponsors a defined benefit pension plan (pension plan), a fully-funded non-qualified, non-contributory supplemental executive retirement benefit plan available to certain members of senior management and an unfunded non-qualified, non-contributory Restoration Plan that allows certain members of senior management to receive an additional benefit to restore what is limited by the IRS under the pension plan. TEC recognizes in its statement of financial position the over-funded or under-funded status of its allocated portion of TECO Holdings’ postretirement benefit plans. The accounting related to employee postretirement benefits is a critical accounting estimate for TEC for the following reasons: 1) a change in the estimated benefit obligation could have a material impact on reported assets, liabilities and results of operations; and 2) changes in assumptions could change the annual pension funding requirements, which could have a significant impact on TEC’s annual cash requirements.

Several statistical and other factors which attempt to anticipate future events are used in calculating the expenses and liabilities related to these plans. Key factors include assumptions about the expected rates of return on plan assets, discount rates and mortality rates. TECO Holdings determines these factors within certain guidelines and with the help of external consultants. TECO Holdings considers market conditions, including but not limited to, changes in investment returns and interest rates, in making these assumptions.

Pension plan assets (plan assets) are invested in a mix of equity and fixed-income securities. The expected return on asset assumption was based on expectations of long-term inflation, real growth in the economy, fixed income spreads and equity premiums consistent with the company’s portfolio, with provision for active management and expenses paid from the trust that holds the plan assets. The expected return on assets was 7.05%, 7.05% and 7.05% as of January 1, 2025, 2024 and 2023, respectively. Given recent capital market returns and market expectations for long-term interest rates, TECO Holdings expects the expected return on assets to be 7.30% for 2026 (based on 20-year expected market returns). Actual returns in 2025 were 16.17%.

The discount rate assumption used to measure benefit expense was an above-mean yield curve. The above-mean yield curve technique matches the yields from 100 high-quality (AA-rated, non-callable) corporate bonds to the company’s projected cash flows for the plans to develop a present value that is converted to a discount rate assumption, which is subject to change each year.

Holding all other assumptions constant, a 1% decrease in the assumed rate of return on qualified pension plan assets or the discount rate assumption would have had in 2025 and is anticipated to have in 2026 the following impact on TEC’s after-tax pension cost:

Year	1% Decrease in Assumed Expected Return on Assets	1% Decrease in Assumed Discount Rate
2025	$4 million increase	$1 million increase
2026	$4 million increase	$1 million increase

Unrecognized actuarial gains and losses for the pension plan are being recognized over a period of approximately 11 to 12 years, which represents the expected remaining service life of the employee group. Unrecognized actuarial gains and losses arise from several factors including experience and assumption changes in the obligations and from the difference between expected return and actual returns on plan assets. These unrecognized gains and losses will be systematically recognized in future net periodic pension expense in accordance with applicable accounting guidance for pensions.

The key assumptions used in determining the amount of obligation and expense recorded for postretirement benefits other than pension (OPEB), under the applicable accounting guidance, include the assumed discount rate and the assumed rate of increases in future health care costs. TECO Holdings determines the discount rate for the OPEB’s projected benefit cash flows. In estimating the health care cost trend rate, TECO Holdings considers its actual health care cost experience, future benefit structures, industry trends, and advice from our outside actuaries.

See the discussion of employee postretirement benefits in Note 5 to the 2025 Annual TEC Financial Statements.

RECENTLY ISSUED ACCOUNTING STANDARDS

Income Tax Disclosures

TEC adopted ASU 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures, effective December 31, 2025. The standard enhances the transparency, decision usefulness and effectiveness of income tax disclosures by requiring consistent categories and greater disaggregation of information in the reconciliation of income taxes computed using the enacted statutory income tax rate to the actual income tax provision and effective income tax rate, as well as the disaggregation of income taxes paid (refunded) by jurisdiction. Adoption of the standard resulted in additional disclosures provided in Note 4.

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

Targeted Improvements to the Accounting for Internal-Use Software

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The standard update modernizes accounting for internal-use software by eliminating references to project stages and clarifying the threshold to begin capitalizing costs. The standard update also specifies that the disclosure requirements under ASC 360, Property, Plant and Equipment, apply to capitalized software costs accounted for under ASC 350-40. The guidance will be effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The standard updates are to be applied using either a prospective, retrospective, or modified transition approach. TEC is currently evaluating the impact of adoption of the standard update on its financial statements.

Accounting for Government Grants Received by Business Entities

In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832) – Accounting for Government Grants Received by Business Entities. The ASU adds guidance to Accounting Standards Codification 832 on the recognition, measurement, and presentation of government grants. The guidance will be effective for annual reporting periods beginning after December 15, 2028, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The standard updates are to be applied using either a modified prospective, modified retrospective, or full retrospective approach, as detailed in the ASU. TEC is currently evaluating the impact of adoption of the standard update on its financial statements.

ENVIRONMENTAL COMPLIANCE

Environmental Matters

TEC has significant environmental considerations. TEC operates stationary sources with air emissions regulated by the Clean Air Act. Its operations are also impacted by provisions in the Clean Water Act and federal and state legislative initiatives on environmental matters.

Carbon Reductions and GHG

TEC has historically supported voluntary efforts to reduce carbon emissions and has taken significant steps to reduce overall emissions at TEC’s facilities. Since 2000, TEC has reduced its system-wide emissions of CO2 by more than 50%, bringing emissions to below 1990 levels. TEC CO2 emissions continue to remain below 1990 levels. TEC substantially reduced CO2 emissions by significantly expanding the use of solar power, repowering Big Bend Unit 1 steam turbine, and retiring Big Bend Unit 2 and Unit 3. The Big Bend Unit 1 modernization project is capable of producing 1,090 MWs of power and will continue to lead to lower system-wide emissions. See Capital Investments above for information regarding TEC’s solar projects.

On April 24, 2024, the EPA issued its final power plant rules for electric generating units, including (i) new GHG standards and (ii) Mercury and Air Toxics Standards (MATS). The new MATS will not have a material impact on TEC. The new GHG standard applies only to existing coal-fired and new natural gas electric generating units and will therefore have limited impact on TEC generating units. Big Bend Unit 4 is the only unit affected. As written, the rule would require Big Bend Unit 4 to retire in 2039 without major enhancements to the unit, instead of the current planned retirement date of 2040. On March 12, 2025, the EPA announced that this rule was under reconsideration. On June 11, 2025, the EPA announced a proposal to repeal all “greenhouse gas” emissions standards for the power sector under Section 111 of the Clean Air Act (CAA) and to repeal amendments to the 2024 MATS that directly result in coal-fired power plants having to shut down.

On August 1, 2025, the EPA released a proposal for the Reconsideration of 2009 Endangerment Finding and Greenhouse Gas Vehicle Standards. This finding has been the basis for the regulation of greenhouse gas emissions from motor vehicles and has been a critical component of the federal government's climate regulation efforts. If the Endangerment Finding is repealed, it could have significant implications for the power industry, as it would remove the legal authority for the EPA to regulate greenhouse gas emissions from power plants and other sources.

Coal Combustion Residuals Recycling and Regulation

TEC produces ash and other by-products, collectively known as CCRs at its Big Bend Power Station. Greater than 90% of all CCRs produced at this facility are marketed to customers for beneficial use in commercial and industrial products. The EPA’s final CCR rule became effective on October 19, 2015, and regulates CCRs as non-hazardous solid waste. In 2016 and 2017, the FPSC approved Environmental Cost Recovery for capital and O&M expenses associated with various projects proposed as part of  TEC’s CCR compliance program. The final project required for compliance with the CCR Rule at Big Bend is the North Gypsum Stackout Area Drainage Improvements Project, which was completed in 2025. FDEP has revised the existing state solid waste regulation to incorporate Florida CCR permit requirements for regulated units and these new requirements will operate in lieu of the Federal permitting program. However, TEC is largely exempt from the state permitting requirements because it completed its mandatory closure projects prior to the state rule’s passage.

The legacy rule finalized in May 2024 covers any landfill or impoundment in existence at an inactive power facility but not receiving CCRs as of 2015 (not applicable to Big Bend), or any CCR placed into the environment for beneficial use. TEC is currently evaluating the impact of the rule at the Big Bend Power Station and will be required to perform site evaluations in 2026 to determine the presence of any regulated CCR management units. The report for this first phase of the evaluations will be submitted by February 9, 2027. If determined to be present, additional groundwater monitoring for these units would begin to determine the need for additional corrective actions, possibly including CCR management unit remediation and closure. It is possible that the new EPA Administration may make revisions to the CCR Rules in general and the above rule deadlines. However, it is prudent for TEC to proceed with required compliance activities until such revisions occur.

TEC expects that the costs to comply with the new environmental regulations would be eligible for recovery. If approved as prudent, the costs would be reflected in customers’ bills, recovered through either the environmental cost recovery clause or base rates.

Water Supply and Quality

The EPA’s final rule under 316(b) of the Clean Water Act (effective October 2014) addresses perceived impacts to aquatic life by cooling water intakes and is applicable to TEC's Bayside and Big Bend Power Stations. Polk Power Station is not covered by this rule since it does not operate an intake on "waters of the United States". TEC has two ongoing projects (one for Bayside and one for Big Bend) that require compliance with the rule. Compliance includes the completion of the biological, technical, and financial study elements required by the rule. These study elements have been completed and submitted for Bayside and were used by FDEP to determine the necessity of cooling water system retrofits. FDEP agreed with TEC’s proposed plan for Bayside and TEC completed a multi-year construction project to install new fish-friendly modified traveling screens and a fish return. TEC is negotiating an alternative schedule for Big Bend (as allowed by the rule) but completed a portion of the compliance requirements with the Big Bend modernization project with the installation of fish-friendly modified traveling screens and a fish return on modernized Unit 1. The remainder of the compliance requirements are to be determined and completed at a later date. The full impact of the new regulations on TEC will depend on the study elements performed as part of the rules’ implementation, and the actual requirements established by FDEP.

The final EPA rule for existing steam electric effluent limit guidelines (ELGs) became effective January 4, 2016 and establishes limits for wastewater discharges from flue gas desulfurization (FGD) processes, fly ash and bottom ash transport water, leachate from ponds and landfills containing coal combustion residuals, gasification processes, and flue gas mercury controls. The new ELGs will not have a material impact on TEC. Big Bend completed construction of a deep injection well system in December 2023 for disposal of FGD wastewater, bottom ash transport water and other process wastewaters rather than discharge to surface waters. Since Polk Power Station also uses a deep injection well rather than discharging it to surface water, the effluent limitations will no longer apply to either power station. The referenced wastewaters at each power station will be regulated under the Underground Injection Control program rather than the NPDES program. On March 12, 2025, the EPA announced that this rule was under reconsideration but this is not anticipated to have a material impact on TEC operations.

EPA Waters of the US

In 2023, the EPA and Department of the Army issued a final rule amending the definition of “waters of the United States”. On November 20, 2025, the EPA and the U.S. Army Corps of Engineers released a proposed rule revising the definition of “waters of the United States” applicable to all Clean Water Act programs. The final rule is expected to have environmental permitting implications for new TEC solar sites, transmission and distribution infrastructure, and permitting renewals for existing facilities requiring approved jurisdictional determinations.

Ozone

On December 31, 2020, the EPA published a final rule to retain the national ambient air quality standards (NAAQS) for photochemical oxidants including ozone, originally adopted in 2012. Under the Clean Air Act, the EPA is required to review the NAAQS every five years and, if appropriate, revise it. The EPA has announced that the NAAQS is currently under review, which could result in revisions to the standard affecting compliance in TEC’s service territory. The impact of this potential new standard on the operations of TEC will depend on the standard that is ultimately adopted and on the outcome of any related litigation or other developments.

TEC expects that the costs to comply with the new environmental regulations would be eligible for recovery. If approved as prudent, the costs would be reflected in customers’ bills, recovered through either the environmental cost recovery clause or base rates.

REGULATION

See Business-Regulation and Note 3 to the 2025 Annual TEC Financial Statements for a description of base rates, cost-recovery clauses and competition.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Management Infrastructure

TEC is subject to various types of market risk in the course of daily operations, as discussed below. TEC has adopted an enterprise-wide approach to the management and control of market and credit risk. Middle Office risk management functions, including credit risk management and risk control, are independent of each transacting entity (Front Office).

TECO Holding’s Risk Management Policy (Policy) governs all energy transacting activity. The Policy is administered by the Risk Authorizing Committee (RAC) that is comprised of senior management. Within the bounds of the Policy, the RAC approves specific hedging strategies, new transaction types or products, limits, and transacting authorities. Transaction activity is monitored by the Middle Office and measured against limits. For all commodity risk management activities, derivative transaction volumes are limited to the anticipated volume for customer sales or supplier procurement activities.

TEC operates and oversees transaction activity related to interest rate risk exposures. Interest rate derivative transaction activity is directly correlated to borrowing activities.

Market Risk Management Objectives

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

TEC uses derivatives only to reduce normal operating and market risks, not for speculative purposes. The primary objective in using derivative instruments for regulated operations is to reduce the impact of market price volatility on customers. As of December 31, 2025 and 2024, TEC had no hedges in place.

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

Certain of TEC’s derivative instruments, including NPNS agreements, contain provisions that require TEC's debt to maintain an investment-grade credit rating from any or all of the major credit rating agencies. If TEC’s credit ratings were to fall below investment grade or not be rated, it could trigger these provisions, and the counterparties to the derivative instruments could demand immediate and ongoing full overnight collateralization on derivative instruments in net liability positions.

Interest Rate Risk

TEC is exposed to changes in interest rates primarily from borrowing under the company's credit facilities and commercial paper program. A hypothetical 10% increase in TEC's weighted-average interest rate on its borrowings under the credit facilities and commercial paper outstanding at December 31, 2025 and 2024 would have resulted in a $2 million and $1 million impact on pre-tax earnings, respectively. A hypothetical 10% increase in interest rates would have decreased the fair market value of TEC's long-term debt by 5% and 6% at December 31, 2025 and December 31, 2024. See the Financing Activity section and Notes 6 and 7 to the 2025 Annual TEC Financial Statements. These amounts were determined based on the variable rate obligations existing on the indicated dates at TEC. The above sensitivities assume no changes to TEC’s current financial structure and could be affected by changes in TEC’s credit ratings, changes in general economic conditions or other external factors (see the Risk Factors section).

Commodity Risk

TEC faces varying degrees of exposure to commodity risks including natural gas and other energy commodity prices. Any changes in prices could affect the prices TEC charges, its operating costs and the competitive position of its products and services. Management uses different risk measurement and monitoring tools based on the degree of exposure to commodity risks.

Regulated Utilities

TEC’s fuel costs used for generation and purchased power costs are affected primarily by the price of natural gas (see the Business - Generation Sources section). Currently, TEC’s commodity price risks are largely mitigated by the fact that increases in the price of prudently incurred fuel and purchased power are recovered through FPSC-approved cost-recovery clauses, with no anticipated effect on earnings. However, increasing fuel cost-recovery has the potential to affect the relative attractiveness of alternative energy solutions to consumers. TEC manages fuel supply risk and commodity price risk by entering into long-term fuel supply agreements and prudently operating plant facilities to optimize cost. At December 31, 2025 and 2024, a change in commodity prices would not have had a material impact on TEC's earnings but could have and has had an impact on the timing of the cash recovery of the cost of fuel.

TAMPA ELECTRIC COMPANY

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholder and the Board of Directors of Tampa Electric Company

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Tampa Electric Company (the Company) as of December 31, 2025 and 2024, the related statements of income and comprehensive income, capitalization and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accounting for the effects of regulatory matters
Description of the Matter

As of December 31, 2025, the Company had $1,182 million in regulatory assets and $841 million in regulatory liabilities. As disclosed in Note 3 of the financial statements, Tampa Electric’s retail business is regulated by the Florida Public Service Commission (FPSC), and Tampa Electric is also subject to regulation by the Federal Energy Regulatory Commission (FERC) (collectively, the regulators). The regulatory rates are designed to recover the prudently incurred costs of providing service or products, plus a reasonable return on equity invested or assets. In addition to regulatory assets and liabilities, rate regulation impacts other financial statement balances and activity, including, but not limited to, property, plant, and equipment, revenues, and expenses.

Auditing the impact of rate regulation on the Company’s financial statements is complex due to the significant judgments made by the Company to support its accounting and disclosure for regulatory matters when final regulatory decisions or orders have not yet been made or when regulatory formulas are vague or complex. There is also subjectivity involved in assessing the potential impact of future regulatory decisions on the financial statements. Although the Company expects to recover costs from customers through rates, there is a risk that the regulators may not approve full recovery of costs incurred. The Company’s judgments include making an assessment of the probable recovery of, and return on, costs incurred, of the potential disallowance of part of the cost incurred, or of the probable refund to customers through future rates.

How We Addressed the Matter in Our Audit

We tested the Company’s evaluation of the probability of future recovery for regulatory assets and refund of regulatory liabilities for regulatory matters when final regulatory decisions or orders have not yet been made or when regulatory formulas are vague or complex. Our audit procedures included, among others, obtaining and reviewing relevant regulatory orders, filings, and other publicly available correspondence. We inspected these communications for any evidence that might contradict the Company’s assertions. We reviewed regulatory orders, filings and other publicly available correspondence for other entities within the same jurisdiction or for the Company’s previously approved regulatory assets and liabilities to assess the likelihood of recovery in future rates based on the regulators’ treatment of similar costs under similar circumstances. We assessed the methodology, accuracy and completeness of the Company’s calculations of regulatory asset and liability balances based on provisions and formulas outlined in regulatory orders, filings and other correspondence with the regulators. We also evaluated the Company's disclosures related to the impacts of rate regulation including the balances recorded and regulatory developments.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2018.

Tampa, Florida

February 23, 2026

TAMPA ELECTRIC COMPANY

Balance Sheets

Assets	December 31,	December 31,
(millions)	2025	2024
Property, plant and equipment
Utility plant, at original costs	$15,787	$14,433
Accumulated depreciation	(3,626)	(3,348)
Utility plant, net	12,161	11,085
Other property	20	18
Total property, plant and equipment, net	12,181	11,103

Current assets
Cash and cash equivalents	3	4
Receivables, less allowance for credit losses of $1 and $1 at December 31, 2025 and 2024, respectively	258	220
Due from affiliates	17	13
Inventories, at average cost
Fuel	38	45
Materials and supplies	216	191
Regulatory assets	226	343
Prepayments and other current assets	38	32
Total current assets	796	848

Other assets
Regulatory assets	956	1,098
Deferred charges and other assets	138	58
Total other assets	1,094	1,156
Total assets	$14,071	$13,107

The accompanying notes are an integral part of the financial statements.

TAMPA ELECTRIC COMPANY

Balance Sheets—continued

Liabilities and Capital	December 31,	December 31,
(millions)	2025	2024
Capitalization
Common stock	$5,635	$5,105
Accumulated other comprehensive loss	(1)	(1)
Retained earnings	219	218
Total capital	5,853	5,322
Long-term debt	4,531	3,935
Total capital	10,384	9,257

Current liabilities
Notes payable	773	636
Accounts payable	366	666
Due to affiliates	15	18
Customer deposits	129	126
Regulatory liabilities	114	146
Accrued interest	42	31
Accrued taxes	14	12
Other	60	58
Total current liabilities	1,513	1,693

Other liabilities
Deferred income taxes	969	976
Regulatory liabilities	727	758
Investment tax credits	234	224
Finance lease liabilities - long-term	48	15
Deferred credits and other liabilities	196	184
Total other liabilities	2,174	2,157

Commitments and Contingencies (see Note 8)

Total liabilities and capital	$14,071	$13,107

The accompanying notes are an integral part of the financial statements.

TAMPA ELECTRIC COMPANY

Statements of Income and Comprehensive Income

(millions)
For the years ended December 31,	2025	2024	2023
Revenues
Electric	$3,115	$2,526	$2,637
Expenses
Fuel	525	517	605
Purchased power	178	105	78
Operations & maintenance	791	545	595
Depreciation and amortization	504	454	422
Taxes, other than income	251	224	234
Total expenses	2,249	1,845	1,934
Income from operations	866	681	703
Other income
Allowance for equity funds used during construction	35	30	19
Interest income from affiliates	0	0	38
Other income, net	25	18	32
Total other income	60	48	89
Interest charges
Interest expense	232	203	234
Interest expense to affiliates	0	0	11
Allowance for borrowed funds used during construction	(13)	(10)	(6)
Total interest charges	219	193	239
Income before provision for income taxes	707	536	553
Provision for income taxes	100	68	87
Net income	$607	$468	$466
Comprehensive income	$607	$468	$466

The accompanying notes are an integral part of the financial statements.

TAMPA ELECTRIC COMPANY

Statements of Cash Flows

(millions)
For the years ended December 31,	2025	2024	2023
Cash flows from or used in operating activities
Net income	$607	$468	$466
Adjustments to reconcile net income to cash from operating activities:
Depreciation and amortization	504	454	422
Deferred income taxes and investment tax credits	(30)	66	(22)
Allowance for equity funds used during construction	(35)	(30)	(19)
Deferred recovery clauses	(58)	134	415
Regulatory assets and liabilities	267	(305)	116
Pension and postretirement asset and liabilities	(11)	(11)	(23)
Other	(16)	15	14
Changes in working capital:
Receivables, less allowance for credit losses	(42)	72	(44)
Inventories	(18)	(19)	(39)
Taxes accrued	2	(3)	12
Accounts payable	(296)	315	(56)
Other	12	8	(1)
Cash flows from operating activities	886	1,164	1,241
Cash flows from or used in investing activities
Capital expenditures	(1,557)	(1,422)	(1,294)
Net proceeds from sale of assets	19	3	0
Cash flows used in investing activities	(1,538)	(1,419)	(1,294)
Cash flows from or used in financing activities
Equity contributions from Parent	530	600	300
Dividends to Parent	(606)	(469)	(472)
Proceeds from long-term debt issuance	593	495	0
Repayment of long-term debt	0	(300)	0
Advances to affiliate	0	0	(227)
Repayment of advances to affiliate	0	0	956
Repayment of advances from Parent	0	0	(195)
Net change in short-term debt (maturities of 90 days or less)	137	(70)	87
Proceeds from other short-term debt (maturities over 90 days)	0	0	400
Repayment of other short-term debt (maturities over 90 days)	0	0	(800)
Other financing activities	(3)	(2)	(1)
Cash flows from financing activities	651	254	48
Net increase (decrease) in cash and cash equivalents	(1)	(1)	(5)
Cash and cash equivalents at beginning of the year	4	5	10
Cash and cash equivalents at end of the year	$3	$4	$5

Supplemental disclosure of cash paid (received):
Interest	$198	$182	$233
Federal income taxes	$88	$(2)	$79
State income taxes	$29	$(1)	$23
Supplemental disclosure of non-cash investing and financing activities:
Change in accrued capital expenditures	$(14)	$10	$20
ROU asset in exchange for finance lease liability	$35	$12	$0
Reclassification of short-term debt to long-term debt	$0	$0	$497
Change in note receivable from PGS	$0	$0	$(736)

The accompanying notes are an integral part of the financial statements.

TAMPA ELECTRIC COMPANY

Statements of Capitalization

				Accumulated
				Other
		Common	Retained	Comprehensive	Total
(millions, except share amounts)	Shares (1)	Stock	Earnings	Loss	Capital
Balance, December 31, 2022	10	$5,075	$346	$(1)	$5,420
Net income			466		466
Separation of PGS equity from TEC		(871)	(121)		(992)
Equity contributions from Parent		300			300
Dividends to Parent (2)			(472)		(472)
Other		1			1
Balance, December 31, 2023	10	$4,505	$219	$(1)	$4,723
Net income			468		468
Equity contributions from Parent		600			600
Dividends to Parent (2)			(469)		(469)
Balance, December 31, 2024	10	$5,105	$218	$(1)	$5,322
Net income			607		607
Equity contributions from Parent		530			530
Dividends to Parent (2)			(606)		(606)
Balance, December 31, 2025	10	$5,635	$219	$(1)	$5,853

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

The accompanying notes are an integral part of the financial statements.

TAMPA ELECTRIC COMPANY

Statements of Capitalization – continued

At December 31, 2025 and 2024, TEC had the following long-term debt outstanding:

Long-Term Debt
(millions)	Due	2025	2024
Notes (1)(2): 4.90%	2029	$500	$500
2.40%	2031	400	400
5.15%	2035	600	0
6.55%	2036	250	250
6.15%	2037	250	250
4.10%	2042	300	300
4.35%	2044	300	300
4.20%	2045	250	250
4.30%	2048	350	350
4.45%	2049	375	375
3.63%	2050	300	300
3.45%	2051	400	400
5.00%	2052	300	300
Total long-term debt		4,575	3,975
Unamortized debt discount, net		(11)	(10)
Debt issuance costs		(33)	(30)
Total long-term debt		$4,531	$3,935
(1)
These senior unsecured debt securities are subject to redemption in whole or in part, at any time, at the option of the issuer.
(2)
These long-term debt agreements contain various restrictive covenants.

The accompanying notes are an integral part of the financial statements.

TAMPA ELECTRIC COMPANY

Statements of Capitalization—continued

At December 31, 2025, long-term debt had a carrying amount of $4,531 million and an estimated fair market value of $4,139 million. At December 31, 2024, total long-term debt had a carrying amount of $3,935 million and an estimated fair market value of $3,431 million. The fair value of the debt securities is determined using Level 2 measurements (see Note 14 for information regarding the fair value hierarchy).

A substantial part of TEC’s tangible assets is pledged as collateral to secure its first mortgage bonds. There are currently no bonds outstanding under TEC’s first mortgage bond indenture, and TEC could cause the lien associated with this indenture to be released at any time. Gross maturities and annual sinking fund requirements of long-term debt are as follows:

Long-Term Debt Maturities

							Total
As of December 31, 2025							Long-Term
(millions)	2026	2027	2028	2029	2030	Thereafter	Debt
Long-term debt maturities	$0	$0	$0	$500	$0	$4,075	$4,575

The accompanying notes are an integral part of the financial statements.

TAMPA ELECTRIC COMPANY

NOTES TO FINANCIAL STATEMENTS

1. Significant Accounting Policies

Description of the Business

TEC is comprised of the electric division of TECO Holdings, referred to as Tampa Electric, which is engaged in the generation, purchase, transmission, distribution and sale of electric energy in West Central Florida.

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

For other property dispositions, the cost and accumulated depreciation are removed from the balance sheet and a gain or loss is recognized.

Property, plant and equipment consisted of the following assets:

(millions)	Estimated Useful Lives	December 31, 2025	December 31, 2024
Electric generation	20-87 years	$7,094	$6,574
Electric transmission	5-75 years	1,345	1,245
Electric distribution	5-60 years	4,631	3,920
General plant and other	5-60 years	1,391	1,081
Total cost		14,461	12,820
Less accumulated depreciation		(3,626)	(3,348)
Construction work in progress		1,346	1,631
Total property, plant and equipment, net		$12,181	$11,103

Depreciation and Amortization

The provision for total regulated utility plant in service, expressed as a percentage of the original cost of depreciable property, was 3.7%, 3.6% and 3.5% for 2025, 2024 and 2023, respectively. Construction work in progress is not depreciated until the asset is placed in service. TEC's total depreciation expense for the years ended December 31, 2025, 2024 and 2023 was $490 million, $417 million and $390 million, respectively.

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

Allowance for Funds Used During Construction

AFUDC is a non-cash credit to income with a corresponding charge to utility plant which represents the cost of borrowed funds and a reasonable return on other funds used for construction. The rates used to calculate AFUDC are revised periodically to reflect significant changes in cost of capital. In 2025, 2024 and 2023, TEC’s rate was 6.65%, 6.07% and 6.07%, respectively. Total AFUDC for the years ended December 31, 2025, 2024 and 2023 was $48 million, $40 million and $25 million, respectively.

Inventory

TEC values materials, supplies and fossil fuel inventory (primarily natural gas) using a weighted-average cost method. These materials, supplies and fuel inventories are carried at the lower of weighted-average cost or net realizable value.

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

In 2025 and 2024, TEC received $4 million and $5 million, respectively, of government assistance from the U.S. Department of Energy towards the front end engineering design studies for carbon capture and storage. The capital projects receiving government assistance are related to TEC’s environmental compliance initiatives. Further details on significant government assistance programs are noted below.

Carbon Storage Project

In January 2025, TEC was approved for government assistance from the Department of Energy to fund an evaluation related to subsurface storage of CO2 in Florida. TEC can make claims for 80% of eligible project costs to a maximum $98 million. The term of the agreement ends in April 2028.

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

Revenues and Cost Recovery

Revenues include amounts resulting from cost-recovery clauses which provide for monthly billing charges to reflect increases or decreases in fuel, purchased power, conservation, environmental and storm protection plan costs. These adjustment factors are based on costs incurred and projected for a specific recovery period. Any over- or under-recovery of costs plus an interest factor are taken into account in the process of setting adjustment factors for subsequent recovery periods. Over-recoveries of costs are recorded as regulatory liabilities, and under-recoveries of costs are recorded as regulatory assets.

Certain other costs incurred by the regulated utilities are allowed to be recovered from customers through prices approved in the regulatory process. These costs are recognized as the associated revenues are recognized.

Receivables and Allowance for Credit Losses

Receivables on the Balance Sheets include receivables from contracts with customers, which consist of services to residential, commercial, industrial and other customers, totaling $258 million and $219 million as of December 31, 2025 and 2024, respectively. An allowance for credit losses is established based on TEC’s collection experience and reasonable and supportable forecasts that affect the collectibility of the reported amount. Circumstances that impact estimates of credit losses include, but are not limited to, customer credit issues, fuel prices, customer deposits and general economic conditions. Accounts are reserved in the allowance or written off once they are deemed to be uncollectible.

TEC accrues base revenues for services rendered but unbilled to provide for matching of revenues and expenses (see Note 3). As of December 31, 2025 and 2024, unbilled revenues of $73 million and $68 million, respectively, are included in the “Receivables” line item on TEC’s Balance Sheets.

Accounting for Franchise Fees and Gross Receipts Taxes

TEC is allowed to recover certain costs incurred on a dollar-for-dollar basis from customers through rates approved by the FPSC. The amounts included in customers’ bills for franchise fees and gross receipt taxes are included as revenues on the Statements of Income. Franchise fees and gross receipt taxes payable are included as an expense on the Statements of Income in “Taxes, other than income”. These amounts totaled $144 million, $120 million and $139 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Deferred Charges and Other Assets

Deferred charges and other assets consist primarily of pension assets net of accrued pension liabilities (see Note 5) and ROU assets related to operating leases (see Note 13).

Deferred Credits and Other Liabilities

Other deferred credits primarily include accrued other postretirement benefits (see Note 5), asset retirement obligations (see Note 12), lease liabilities (see Note 13) and a reserve for auto, general and workers’ compensation liability claims.

TECO Holdings and its subsidiaries, including TEC, have a self-insurance program supplemented by excess insurance coverage for the cost of claims whose ultimate value exceeds the company’s retention amounts. TEC estimates its liabilities for auto, general and workers’ compensation using discount rates mandated by statute or otherwise deemed appropriate for the circumstances. Discount rates used in estimating these other self-insurance liabilities at both December 31, 2025 and 2024 ranged from 4.00% to 5.11%.

Derivatives and Hedging Activities

TEC had zero and $1 million derivative assets as of December 31, 2025 and 2024, respectively, and zero derivative liabilities as of December 31, 2025 and December 31, 2024, respectively.

TEC’s physical contracts qualify for the NPNS exception to derivative accounting rules, provided they meet certain criteria. Generally, NPNS applies if TEC deems the counterparty creditworthy, if the counterparty owns or controls resources within the proximity to allow for physical delivery of the commodity, if TEC intends to receive physical delivery and if the transaction is reasonable in relation to TEC’s business needs. As of December 31, 2025 and 2024, all of TEC’s physical contracts qualified for the NPNS exception, which was elected.

TEC classifies cash inflows and outflows related to derivative and hedging instruments in the appropriate cash flow sections associated with the item being hedged. For natural gas, the cash inflows and outflows are included in the operating section of the Statements of Cash Flows. For interest rate swaps that settle coincident with the debt issuance, the cash inflows and outflows are treated as premiums or discounts and included in the financing section of the Statements of Cash Flows.

Reclassifications

Certain reclassifications were made to prior year amounts in Notes 4 and 13 to conform to current period presentation. None of the reclassifications affected TEC’s net income, financial position or cash flows in any period.

2. New Accounting Pronouncements

Income Tax Disclosures

TEC adopted ASU 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures, effective December 31, 2025. The standard enhances the transparency, decision usefulness and effectiveness of income tax disclosures by requiring consistent categories and greater disaggregation of information in the reconciliation of income taxes computed using the enacted statutory income tax rate to the actual income tax provision and effective income tax rate, as well as the disaggregation of income taxes paid (refunded) by jurisdiction. Adoption of the standard resulted in additional disclosures provided in Note 4.

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

Targeted Improvements to the Accounting for Internal-Use Software

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The standard update modernizes accounting for internal-use software by eliminating references to project stages and clarifying the threshold to begin capitalizing costs. The standard update also specifies that the disclosure requirements under ASC 360, Property, Plant and Equipment, apply to capitalized software costs accounted for under ASC 350-40. The guidance will be effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The standard updates are to be applied using either a prospective, retrospective, or modified transition approach. TEC is currently evaluating the impact of adoption of the standard update on its financial statements.

Accounting for Government Grants Received by Business Entities

In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832) – Accounting for Government Grants Received by Business Entities. The ASU adds guidance to Accounting Standards Codification 832 on the recognition, measurement, and presentation of government grants. The guidance will be effective for annual reporting periods beginning after December 15, 2028, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The standard updates are to be applied using either a modified prospective, modified retrospective, or full retrospective approach, as detailed in the ASU. TEC is currently evaluating the impact of adoption of the standard update on its financial statements.

3. Regulatory

TEC’s retail business is regulated by the FPSC. TEC is also subject to regulation by the FERC in various respects, including wholesale power sales, certain wholesale power purchases, transmission and ancillary services and accounting practices. The FPSC sets rates based on a cost of service methodology which allows utilities to collect total revenues (revenue requirements) equal to their prudently incurred cost of providing service or products, plus a reasonable return on equity invested or assets. As a result, TEC qualifies for the application of accounting guidance for certain types of regulation. This guidance recognizes that the actions of a regulator can provide reasonable assurance of the existence of an asset or liability. Regulatory assets and liabilities arise as a result of a difference between U.S. GAAP and the accounting principles imposed by the regulatory authorities. Regulatory assets generally represent incurred costs that have been deferred, as their future recovery in customer rates is probable. Regulatory liabilities generally represent obligations to make refunds to customers from previous collections for costs that are not likely to be incurred. In addition to regulatory assets and regulatory liabilities, rate regulation impacts other financial statement balances and activity, including, but not limited to, property, plant, and equipment, revenues, and expenses.

Base Rates

Tampa Electric’s 2024 and 2023 base rates reflect a settlement agreement dated as of August 6, 2021 (the Settlement Agreement) by and among Tampa Electric and the intervenors in Tampa Electric’s 2021 rate case, which was approved by an FPSC order on November 10, 2021. The Settlement Agreement agreed to an increase in base rates annually effective with January 2022 bills, to generate a $191 million increase in revenue consisting of $123 million of traditional base rate charges and $68 million in a new charge to recover the costs of retiring assets. The Settlement Agreement further included two subsequent year adjustments of $90 million and $21 million, effective January 2023 and January 2024, respectively. Under the agreement, the allowed equity in the capital structure continued to be 54% from investor sources of capital. The Settlement Agreement included an allowed regulatory ROE range of 9.0% to 11.0% with a 9.95% midpoint. Under the agreement, base rates would not change from January 1, 2022 through December 31, 2024, unless Tampa Electric’s earned ROE were to fall below the bottom of the range during that time. The Settlement Agreement contained a provision whereby Tampa Electric agreed to quantify the future impact of a decrease or increase in corporate income tax rates on net operating income through a reduction or increase in base revenues within 180 days of when such tax change becomes law or its effective date. The Settlement Agreement further created a mechanism to recover the costs of retiring coal generation units and meter assets over a period of 15 years which survives the term of that agreement. The Settlement Agreement set new depreciation and dismantlement rates effective January 1, 2022 and contained the provisions that Tampa Electric will not have to file another depreciation study during the term of the agreement but will file a new depreciation study no more than one year, nor less than 90 days, before the filing of its next general base rate proceeding. Additionally, Tampa Electric agreed to a financial hedging moratorium for natural gas ending on December 31, 2024.

The Settlement Agreement allowed a 25 basis point increase in the allowed ROE range and mid-point, and $10 million of additional revenue, if the average 30-year United States Treasury Bond yield rate for any period of six consecutive months is at least 50 basis points greater than the yield rate on the date the FPSC voted to approve the agreement. On July 1, 2022, Tampa Electric requested to adjust its base rates to collect an additional $10 million annually (prorated in the first year) effective September 1, 2022 and increase its mid-point ROE and upper and lower allowed ranges. On August 16, 2022, the FPSC approved the change. The new mid-point ROE was 10.20%, and the range was 9.25% to 11.25% effective July 1, 2022.

On April 2, 2024, Tampa Electric requested a base rate increase, reflecting an increased revenue requirement of $297 million, effective January 1, 2025, and additional adjustments of $100 million and $72 million for 2026 and 2027, respectively. Prior to the rate case hearing, Tampa Electric submitted revisions to its requested base rate increase to reflect items that included production tax credits, energy storage life expectancy, and the company’s grid reliability and resilience project. On December 3, 2024, the FPSC rendered a decision during a Special Agenda and the final order, reflecting such decision, was issued on February 3, 2025. The FPSC decision includes an increase of $185 million in 2025 and adjustments of $87 million and $9 million in 2026 and 2027, respectively. The decision also allowed for equity in the capital structure to continue to be 54% from investor sources of capital. The allowed regulatory ROE range is 9.50% to 11.50% with a 10.50% midpoint, effective January 1, 2025. On February 18, 2025, a motion for reconsideration on certain aspects of the rate case order was filed by an intervening party with the FPSC. On May 6, 2025, the FPSC denied the motion for reconsideration, except with respect to immaterial calculation corrections, and a final order was issued on June 11, 2025. On March 3,

2025, two intervening parties each filed a notice of appeal to the Florida Supreme Court regarding the outcome of Tampa Electric's 2024 base rate proceeding. On January 12, 2026, the intervening parties filed their briefs related to the appeal. To date, the FPSC has not responded to the briefs.

On September 4, 2025, TEC petitioned the FPSC to increase base revenue by $88 million to reflect the 2026 adjustment in accordance with the 2024 rate case decision. On November 4, 2025, the FPSC approved the adjustment, with new rates becoming effective January 1, 2026.

Storm Restoration Cost Recovery

In accordance with Tampa Electric’s 2021 rate case settlement agreement and continued with Tampa Electric's 2024 rate case order, in the event of a named storm that results in damage to its system, Tampa Electric can petition the FPSC to seek recovery of those costs over a 12-month period or longer as determined by the FPSC, as well as replenish its storm reserve regulatory liability of $56 million. Based on an FPSC order, if the charges to the storm reserve exceed the reserve liability account balance, the excess is to be carried as a regulatory asset. At December 31, 2025 and 2024, the balance in the regulatory asset for storm restoration costs was $116 million and $377 million, respectively.

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

Restoration costs for the storms described above are deferred and will be collected from customers in subsequent periods. On February 4, 2025, the FPSC approved Tampa Electric’s petition filed on December 27, 2024 for the recovery, over an 18-month period beginning in March 2025, of $466 million to replenish the storm reserve for costs associated with Hurricane Idalia, Hurricane Debby, Hurricane Helene and Hurricane Milton and the associated interest, of which $263 million has been collected as of December 31, 2025. The amount of cost-recovery is subject to a true-up mechanism with the FPSC.

Tampa Electric Mid-Course Adjustment to Fuel Recovery

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

Regulatory Assets and Liabilities

Details of the regulatory assets and liabilities are presented in the following table:

Regulatory Assets and Liabilities

	December 31,	December 31,
(millions)	2025	2024
Regulatory assets:
Regulatory tax asset (1)	$126	$117
Cost-recovery clauses (2)	37	20
Capital cost recovery for early retired assets (3)	530	513
Capital cost recovery for retired Polk Unit 1 components (4)	129	142
Postretirement benefits (5)	206	243
Storm reserve (6)	116	377
Other	38	29
Total regulatory assets	1,182	1,441
Less: Current portion	226	343
Long-term regulatory assets	$956	$1,098
Regulatory liabilities:
Regulatory tax liability (7)	$426	$456
Cost-recovery clauses - deferred balances (2)	38	80
Accumulated reserve—cost of removal (8)	315	304
Deferred production tax credits (9)	38	57
Other	24	7
Total regulatory liabilities	841	904
Less: Current portion	114	146
Long-term regulatory liabilities	$727	$758
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

4. Income Taxes

One Big Beautiful Bill Act

On July 4, 2025, H.R. 1 – One Big Beautiful Bill Act (OBBBA) was signed into law. The OBBBA makes permanent many of the expired and expiring tax provisions originally enacted in the Tax Cuts and Jobs Act of 2017. It also includes significant changes in future years to the timing and availability of several clean energy tax credits previously enacted in the Inflation Reduction Act, including the investment tax credit and production tax credit. On August 15, 2025, the IRS released guidance on determining when wind and solar projects have begun construction for purposes of qualifying for these tax credits. While TEC's 2025 financial statements were not materially impacted as a result of the OBBBA being signed into law in the third quarter of 2025, TEC will continue to evaluate the future impact of this tax law change as additional information and guidance becomes available.

Inflation Reduction Act

On August 16, 2022, the Inflation Reduction Act was signed into legislation and includes numerous tax incentives for clean energy, such as the extension and modification of existing investment and production tax credits for projects placed in service through 2024, and new technology-neutral clean energy provisions related credits beginning in 2025. The Inflation Reduction Act also expanded the ITC for energy storage technology, including an election that permits these ITCs to be amortized over a period that is shorter than the life of the asset. During 2025 and 2024, TEC placed in service standalone energy storage projects eligible for the ITC and, in accordance with the FPSC decision rendered on December 3, 2024, is amortizing these projects over a five-year period.

TEC has determined that electing production tax credits for its solar plants placed in service through 2025 will be more beneficial for customers compared to ITCs. From 2022 to 2024, TEC recorded a regulatory liability in recognition of its obligation to pass the tax benefits to customers, resulting in a balance of $57 million as of December 31, 2024. In accordance with the FPSC decision rendered on December 3, 2024, the regulatory liability is being refunded to customers over a three-year period. See Note 3. In 2025, TEC recorded production tax credits as a reduction to income tax expense in the year claimed.

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

Income tax expense consists of the following components:

Income Tax Expense (Benefit)

(millions)
For the year ended December 31,	2025	2024	2023
Current income taxes
Federal	$97	$2	$84
State	33	0	25
Deferred income taxes
Federal	(26)	36	(19)
State	9	34	5
Investment tax credits amortization	(13)	(4)	(8)
Total income tax expense	$100	$68	$87

During 2024, TEC increased its net operating loss carryforward. Total current income tax expense for the year ending December 31, 2024 was reduced by $13 million to reflect the benefits of operating loss carryforwards.

For the three years presented, the overall effective tax rate differs from the U.S. federal statutory rate as presented below:

Effective Income Tax Rate

(millions)
For the year ended December 31,	2025	% Change	2024	% Change	2023	% Change
Income before provision for income taxes	$707		$536		$553
Income taxes, at statutory income tax rate	148	21	113	21	116	21
State and local income tax, net of federal income tax effect (1)	35	5	24	4	23	4
Tax credits
Production tax credits	(37)	(5)	(30)	(6)	(15)	(3)
Investment tax credits	(28)	(4)	(5)	(1)	(2)	0
Other tax credits	(3)	0	(1)	0	(4)	(1)
Effect of utility ratemaking
Excess deferred tax amortization	(32)	(5)	(26)	(5)	(24)	(4)
Deferral and amortization of investment tax credits	15	2	(4)	(1)	(6)	(1)
Other	2	0	(3)	0	(1)	0
Total income tax expense on consolidated statements of income	$100	14	$68	12	$87	16

(1) State income taxes related to Florida

Deferred Income Taxes

Deferred taxes result from temporary differences in the recognition of certain liabilities or assets for tax and financial reporting purposes. The principal components of TEC’s deferred tax assets and liabilities recognized in the balance sheet are as follows:

(millions)
As of December 31,	2025	2024
Deferred tax liabilities (1)
Property related	$1,331	$1,237
Deferred fuel	9	5
Pension and postretirement benefits	115	122
Storm reserve	29	96
Regulatory Assets	172	158
Other	8	9
Total deferred tax liabilities	1,664	1,627
Deferred tax assets (1)
Loss and credit carryforwards (2)	490	447
Pension and postretirement benefits	77	86
Unbilled revenue	13	10
Unpaid compensation	17	14
Regulatory liabilities	87	82
Other	11	12
Total deferred tax assets	695	651
Total deferred tax liability, net	$969	$976
(1)
Certain property related assets and liabilities have been netted.
(2)
Deferred tax assets for net operating loss and tax credit carryforwards have been reduced by unrecognized tax benefits of $12 million and $10 million at December 31, 2025 and 2024, respectively.

The expiration of TEC's tax credits and net operating loss (NOL) carryforwards are as follows:

(millions)	December 31, 2025	Expiration Year
General business credits	$430	2028-2045
Federal NOL carryforwards	21	2037
Federal NOL carryforwards (1)	245	indefinite
State NOL carryforwards (1)	358	indefinite
Total tax credits and NOL carryforwards	$1,054
(1)
Indefinite carryforward for Federal NOLs and NOLs for states that have adopted the U.S. Tax Cuts and Jobs Act of 2017 provisions, generated in tax years beginning after December 31, 2017.

TEC has unused general business credits of $430 million expiring between 2028 and 2045, of which $298 million relate to ITCs expiring between 2034 and 2045 and $88 million relate to PTC's expiring between 2042 and 2045. As a result of TECO Energy's merger with Emera in 2016, TECs NOLs and credits will be utilized by EUSHI, in accordance with the benefits-for-loss allocation which provide that tax attributes are utilized by the consolidated tax return group of EUSHI.

Unrecognized Tax Benefits

TEC accounts for uncertain tax positions as required by U.S. GAAP. The following table provides details of the change in unrecognized tax benefits as follows:

(millions)	2025	2024	2023
Balance at January 1,	$10	$10	$9
Increases due to tax positions related to prior year	1	0	0
Increases due to tax positions related to current year	1	0	1
Balance at December 31,	$12	$10	$10

As of December 31, 2025 and 2024, TEC’s uncertain tax positions for federal research and development tax credits were $12 million and $10 million, respectively, all of which was recorded as a reduction of deferred income tax assets for tax credit carryforwards. The unrecognized tax benefits, if recognized, would reduce TEC’s effective tax rate.

TEC recognizes interest accruals related to uncertain tax positions in “Other income” or “Interest expense”, as applicable, and penalties in “Operation and maintenance expense” in the Statements of Income. In 2025, 2024 and 2023, TEC did not recognize any pre-tax charges for interest or penalties.

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

5. Employee Postretirement Benefits

Pension Benefits

In 2024, TEC was a participant in the comprehensive retirement plans of TECO Energy, LLC (formerly known as TECO Energy, Inc. prior to April 1, 2024), including a qualified, non-contributory defined benefit retirement plan that covers substantially all employees. Subsequent to April 1, 2024, TECO Energy, LLC became a wholly owned subsidiary of the newly created TECO Holdings (see Note 1 for further detail). Effective January 1, 2025, the comprehensive retirement plans were transferred to TECO Holdings. Effective January 1, 2026, the active employees of New Mexico Gas Company and the benefits attributable to those active employees under the TECO Holdings Group Retirement Plan were transferred from this TECO Holdings plan to the New Mexico Gas Company Spin-off plan. Benefits are based on the employees’ age, years of service and final average earnings. Where appropriate and reasonably determinable, the portion of expenses, income, gains or losses allocable to TEC are presented. Otherwise, such amounts presented reflect the amount allocable to all participants of the TECO Holdings retirement plans. Although the company expects to continue the plan, the company reserves the right to amend, modify, suspend or terminate the plan in whole or in part at any time.

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

Other Postretirement Benefits

TECO Holdings and its subsidiaries currently provide certain postretirement health care and life insurance benefits (other benefits) for most employees retiring after age 50 meeting certain service requirements. Where appropriate and reasonably determinable, the portion of expenses, income, gains or losses allocable to TEC are presented. Otherwise, such amounts presented reflect the amount allocable to all participants of the TECO Holdings postretirement health care and life insurance plans. Postretirement benefit levels are substantially unrelated to salary. TECO Holdings reserves the right to terminate or modify the plans in whole or in part at any time.

Obligations and Funded Status

TEC recognizes in its statement of financial position the over-funded or under-funded status of its allocated portion of TECO Holdings postretirement benefit plans. This status is measured as the difference between the fair value of plan assets and the PBO in the case of its defined benefit plan, or the APBO in the case of its other postretirement benefit plan. Changes in the funded status are reflected, net of estimated tax benefits, in benefit liabilities and regulatory assets. The results of operations are not impacted.

The following table provides a detail of the change in TECO Holdings benefit obligations and change in plan assets for combined pension plans (pension benefits) and TECO Holdings Florida-based other postretirement benefit plan (other benefits).

TECO Holdings	Pension Benefits		Other Benefits (2)
Obligations and Funded Status
(millions)	2025	2024	2025	2024
Change in benefit obligation
Benefit obligation at beginning of year	$674	$678	$130	$132
Service cost	18	17	1	1
Interest cost	36	35	7	7
Plan participants’ contributions	0	0	4	4
Benefits paid	(62)	(57)	(13)	(10)
Actuarial loss (gain)	10	1	(1)	(4)
Plan amendments (3)	0	0	3	0
Benefit obligation at end of year	$676	$674	$131	$130

Change in plan assets
Fair value of plan assets at beginning of year	$686	$686	$0	$0
Actual gain (loss) return on plan assets	105	41	0	0
Employer contributions	19	16	0	0
Employer direct benefit payments	0	0	9	6
Plan participants’ contributions	0	0	4	4
Benefits paid	(62)	(57)	0	0
Direct benefit payments	0	0	(13)	(10)
Fair value of plan assets at end of year (1)	$748	$686	$0	$0
(1)
The market-related value of plan assets is used as the basis for calculating the expected return on plan assets component of periodic pension expense. The market-related value reflects the fair value of plan assets adjusted for experience gains and losses (i.e. the differences between actual investment returns and expected returns) spread over five years.
(2)
Represent amounts for TECO Holdings Florida-based other postretirement benefit plan.
(3)
Represents amount for New Mexico Gas Company other postretirement benefit plan. These charges did not impact TEC's financial statements.

Increases in the benefit obligation for the period ended December 31, 2025 are the result of normal growth of the plan, due to the continued accrual of benefits, refinements to actuarial assumptions based on an experience study performed during the year and decreases in the discount rate used to calculate the benefit obligation.

At December 31, the aggregate financial position for TECO Holdings pension plans and Florida-based other postretirement plans with projected benefit obligations and accumulated projected benefit obligations in excess of plan assets was as follows:

TECO Holdings	Pension Benefits		Other Benefits (1)
Funded Status
(millions)	2025	2024	2025	2024
Benefit obligation (PBO/APBO)	$676	$674	$131	$130
Less: Fair value of plan assets	748	686	0	0
Funded status at end of year	$72	$12	$(131)	$(130)

(1)
Represent amounts for TECO Holdings Florida-based other postretirement benefit plan.

The accumulated benefit obligation for TECO Holdings consolidated defined benefit pension plans was $628 million and $638 million at December 31, 2025 and 2024, respectively.

The amounts recognized in TEC’s Balance Sheets for pension and other postretirement benefit obligations and plan assets at December 31 were as follows:

TEC	Pension Benefits		Other Benefits
Amounts recognized in balance sheet
(millions)	2025	2024	2025	2024
Deferred charges and other assets	$60	$14	$0	$0
Other current liabilities	0	0	(9)	(10)
Deferred credits and other liabilities	(3)	(2)	(97)	(97)
	$57	$12	$(106)	$(107)

Unrecognized gains and losses and prior service credits and costs are recorded in regulatory assets for TEC. The following table provides a detail of the unrecognized gains and losses and prior service credits and costs.

TEC	Pension Benefits		Other Benefits
Amounts recognized in regulatory assets
(millions)	2025	2024	2025	2024
Net actuarial loss	$176	$213	$37	$37
Prior service credit	0	0	(7)	(8)
Amount recognized	$176	$213	$30	$29

Assumptions used to determine benefit obligations at December 31:

	Pension Benefits		Other Benefits
	2025	2024	2025	2024
Discount rate	5.41%	5.66%	5.52%	5.69%
Rate of compensation increase	4.71%	4.42%	4.71%	4.42%
Healthcare cost trend rate
Immediate rate	n/a	n/a	8.15%	7.45%
Ultimate rate	n/a	n/a	4.00%	4.00%
Year rate reaches ultimate trend rate	n/a	n/a	2051	2050

The discount rate assumption used to determine the December 31, 2025 and 2024 benefit obligation was based on a cash flow matching technique that matches yields from high-quality (AA-rated, non-callable) corporate bonds to TECO Holdings projected cash flows for the plans to develop a present value that is converted to a discount rate assumption.

Amounts recognized in Net Periodic Benefit Cost, OCI and Regulatory Assets

TECO Holdings	Pension Benefits			Other Benefits (1)
	2025	2024	2023	2025	2024	2023
(millions)
Service cost	$18	$17	$15	$1	$1	$1
Interest cost	36	35	35	7	7	7
Expected return on plan assets	(54)	(55)	(54)	0	0	0
Amortization of:
Actuarial loss	7	7	5	0	0	0
Prior service cost	0	0	0	2	(3)	(2)
Settlement loss (2)	0	0	2	0	0	0
Net periodic benefit cost	$7	$4	$3	$10	$5	$6

Net loss (gain) arising during the year (includes curtailment gain)	$(41)	$15	$2	$0	$(4)	$7
Prior service cost	0	0	0	3	0	(11)
Amounts recognized as component of net periodic benefit cost:
Amortization or curtailment recognition of prior service credit	0	0	0	(2)	3	3
Amortization or settlement of actuarial loss	(7)	(7)	(7)	0	0	0
Total recognized in OCI and regulatory assets	$(48)	$8	$(5)	$1	$(1)	$(1)
Total recognized in net periodic benefit cost, OCI and regulatory assets	$(41)	$12	$(2)	$11	$4	$5
(1)
Represents amounts for TECO Holdings Florida-based other postretirement benefit plan
(2)
Represents TECO Holdings SERP and Restoration settlement charges as a result of the retirement of certain executives. These charges did impact TEC’s financial statements.

TEC’s portion of the net periodic benefit costs for pension benefits was $3 million, $0 million and $1 million for 2025, 2024 and 2023, respectively. TEC’s portion of the net periodic benefit costs for other benefits was $6 million, $4 million and $5 million for 2025, 2024 and 2023, respectively. Net periodic benefit costs for pension and other benefits is included as an expense on the Statements of Income in “Operations & maintenance”.

Assumptions used to determine net periodic benefit cost for years ended December 31:

	Pension Benefits			Other Benefits
	2025	2024	2023	2025	2024	2023
Discount rate (1)	5.66%	5.27%	4.19%-5.55%	5.69%	5.28%	5.53%-6.14%
Expected long-term return on plan assets	7.05%	7.05%	7.05%	n/a	n/a	n/a
Rate of compensation increase	4.42%	4.42%	3.79%	4.42%	4.42%	3.79%
Healthcare cost trend rate
Initial rate	n/a	n/a	n/a	7.45%	6.09%	6.39%
Ultimate rate	n/a	n/a	n/a	4.00%	4.00%	4.00%
Year rate reaches ultimate trend rate	n/a	n/a	n/a	2050	2047	2047
(1)
Discount rate range is the result of remeasurements that occurred in 2023.

The discount rate assumption used to determine the benefit cost for 2025, 2024 and 2023 was based on the same technique that was used to determine the December 31, 2025 and 2024 benefit obligation as discussed above.

The expected return on assets assumption was based on historical returns, fixed income spreads and equity premiums consistent with the portfolio and asset allocation. A change in asset allocations could have a significant impact on the expected return on assets. Additionally, expectations of long-term inflation, real growth in the economy and a provision for active management and expenses paid were incorporated in the assumption. For the year ended December 31, 2025, TECO Holdings pension plan’s actual return was approximately 16.17%.

The compensation increase in the 2024 assumption was based on the underlying expectation of long-term inflation together with assumptions regarding growth in wages and company-specific merit and promotion increases.

Pension Plan Assets

Pension plan assets are invested in a mix of equity and fixed-income securities. TECO Holdings investment objective is to obtain above-average returns while minimizing volatility of expected returns and funding requirements over the long term. TECO Energy’s strategy is to hire proven managers and allocate assets to reflect a mix of investment styles, emphasize preservation of principal to minimize the impact of declining markets, and stay fully invested except for cash to meet benefit payment obligations and plan expenses.

TECO Holdings	2025 Target Allocation	2024 Target Allocation	Actual Allocation, End of Year
Asset Category			2025	2024
Cash and cash equivalents	0%-10%	0%-10%	6%	2%
Equity securities	48%-68%	48%-68%	57%	58%
Fixed income securities	29%-49%	29%-49%	37%	40%
Total	100%	100%	100%	100%

TECO Holdings reviews the plan’s asset allocation periodically and re-balances the investment mix to maximize asset returns, optimize the matching of investment yields with the plan’s expected benefit obligations, and minimize pension cost and funding. TECO Holdings will continue to monitor the matching of plan assets with plan liabilities over the long term.

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

Pension Plan Investments

TECO Holdings	At Fair Value as of December 31, 2025
(millions)
	Level 1	Level 2	Level 3	Using NAV (1)	Total
Cash	$1	$0	$0	$0	$1
Accounts receivable	12	0	0	0	12
Accounts payable	(32)	0	0	0	(32)
Short-term investment funds (STIFs)	46	0	0	0	46
Real estate investment trusts (REITs)	1	0	0	0	1
Mutual funds	4	0	0	0	4
US Equity	84	0	0	0	84
Municipal bonds	0	2	0	0	2
Government bonds	0	76	0	0	76
Corporate bonds	0	48	0	0	48
Mortgage Backed Securities (MBS)	0	9	0	0	9
Investments not utilizing the practical expedient	116	135	0	0	251
Limited Partnership Pooled Fund	0	0	0	81	81
Common and collective trusts (1)	0	0	0	416	416
Total investments	$116	$135	$0	$497	$748
(1)
In accordance with accounting standards, certain investments that are measured at fair value using the net asset value per share practical expedient have not been classified in the fair value hierarchy. The fair value amounts in this table are to permit reconciliation of the fair value hierarchy to amounts presented in the TECO Holdings fair value of plan assets.

TECO Holdings	At Fair Value as of December 31, 2024
(millions)
	Level 1	Level 2	Level 3	Using NAV (1)	Total
Cash	$1	$0	$0	$0	$1
Accounts receivable	19	0	0	0	19
Accounts payable	(38)	0	0	0	(38)
Short-term investment funds (STIFs)	17	0	0	0	17
Real estate investment trusts (REITs)	2	0	0	0	2
Mutual funds	9	0	0	0	9
US Equity	99	0	0	0	99
Municipal bonds	0	2	0	0	2
Government bonds	0	71	0	0	71
Corporate bonds	0	53	0	0	53
Mortgage Backed Securities (MBS)	0	11	0	0	11
Investments not utilizing the practical expedient	109	137	0	0	246
Limited Partnership Pooled Fund	0	0	0	79	79
Common and collective trusts (1)	0	0	0	361	361
Total investments	$109	$137	$0	$440	$686

(1)
In accordance with accounting standards, certain investments that are measured at fair value using the net asset value per share practical expedient have not been classified in the fair value hierarchy. The fair value amounts in this table are to permit reconciliation of the fair value hierarchy to amounts presented in the TECO Holdings fair value of plan assets.

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
•
The limited partnership pooled fund investment and common collective trusts are private funds valued at NAV. The NAVs are calculated based on bid prices of the underlying securities. Since the prices are not published to external sources, NAV is used as a practical expedient. Certain funds invest primarily in equity securities of domestic and foreign issuers while others invest in long duration U.S. investment-grade fixed income assets and seeks to increase return through active management of interest rate and credit risks. The redemption frequency of the funds ranges from daily to weekly and the redemption notice period ranges from 1 business day to 30 business days. There were no unfunded commitments as of December 31, 2025.
•
Treasury bills are valued using benchmark yields, reported trades, broker dealer quotes, and benchmark securities.
•
Futures are valued using futures data, cash rate data, swap rates, and cash flow analyses.

Additionally, the non-qualified SERP had $4 million and $4 million of assets as of December 31, 2025 and 2024, respectively. Since the plan is non-qualified, its assets are included in the “Deferred charges and other assets” line item in the Balance Sheets rather than being netted with the related liability. The non-qualified trust holds investments in a money market fund. The fund is an open-end investment, resulting in a readily-determinable fair value. Additionally, shares may be redeemed any business day at the NAV calculated after the order is accepted. The NAV is validated with purchases and sales at NAV. These factors make it a level 1 asset. The SERP was fully funded as of December 31, 2025 and 2024.

Other Postretirement Benefit Plan Assets

There are no assets associated with TECO Holdings Florida-based other postretirement benefits plan.

Contributions

The qualified pension plan’s actuarial value of assets, including credit balance, was 101.77% of the Pension Protection Act funded target as of January 1, 2025 and is estimated at 106.00% of the Pension Protection Act funded target as of January 1, 2026 and over 100.00% for the New Mexico Gas Company Spin-off plan.

TECO Holdings policy is to fund the qualified pension plan at or above amounts determined by its actuaries to meet ERISA guidelines for minimum annual contributions. TEC’s contribution is first set equal to its service cost. If a contribution in excess of service cost for the year is made, TEC’s portion is based on TEC’s proportion of the TECO Holdings unfunded liability. TECO Holdings made contributions to this plan in 2025, 2024 and 2023, which met the minimum funding requirements for 2025, 2024 and 2023. TEC’s portion of the contribution was $11 million in 2025, $10 million in 2024 and $10 million in 2023. These amounts are reflected in the “Other” line on the Statements of Cash Flows. TEC estimates its portion of the 2026 contribution to be $12 million. The amount TECO Holdings expects to contribute is in excess of the minimum funding required under ERISA guidelines.

TEC’s portion of the contributions to the SERP in 2025, 2024 and 2023 was zero. Since the SERP is fully funded, TECO Holdings does not expect to make significant contributions to this plan in 2026. TEC made SERP payments of approximately zero, zero and $5 million from the trust in 2025, 2024 and 2023, respectively.

The other postretirement benefits are funded annually to meet benefit obligations. TECO Holdings contribution toward health care coverage for most employees who retired after the age of 55 between January 1, 1990 and June 30, 2001 is limited to a defined dollar benefit based on service. TECO Energy’s contribution toward pre-65 and post-65 health care coverage for most employees retiring on or after July 1, 2001 is limited to a defined dollar benefit based on an age and service schedule. In 2026, TEC expects to make a contribution of approximately $9 million. Postretirement benefit levels are substantially unrelated to salary.

Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Expected Benefit Payments

TECO Holdings		Other
(including projected service and net of employee contributions)	Pension	Postretirement
	Benefits	Benefits
(millions)
2026	67	10
2027	68	11
2028	68	11
2029	68	11
2030	64	11
2031-2035	301	52

Defined Contribution Plan

TECO Holdings has a defined contribution savings plan covering substantially all employees of TECO Holdings and its subsidiaries that enables participants to save a portion of their compensation up to the limits allowed by IRS guidelines. TECO Holdings and its subsidiaries match 75% of the first 6% of the participant’s payroll savings deductions. Effective January 1, 2017, the employer matching contributions increased from 70% to 75% with an additional incentive match of up to 25% of eligible participant contributions based on the achievement of certain operating company financial goals. For the years ended December 31, 2025, 2024 and 2023, TEC’s portion of expense totaled $21 million, $20 million and $18 million, respectively, related to the matching contributions made to this plan. The expense related to the matching contribution is included on the Statements of Income in “Operations & maintenance”.

Effective October 21, 2019, the defined contribution plan was amended such that certain participants covered by the IBEW collective bargaining agreement shall not be eligible to participate in the plan for purposes of receiving the fixed matching contribution. This has been replaced with a non-elective employer contribution on a bi-weekly basis equal to a percentage of the member’s compensation for that period based on years of tenure of employment. For the years ended December 31, 2025, 2024 and 2023, TEC recognized expense totaling $12 million, $11 million and $10 million, respectively, related to the contributions made to this plan. The expense related to this contribution is included on the Statements of Income in “Operations & maintenance”.

6. Short-Term Debt

Credit Facilities

	December 31, 2025				December 31, 2024
		Borrowings	Borrowings	Letters		Borrowings	Borrowings	Letters
	Credit	Outstanding -	Outstanding -	of Credit	Credit	Outstanding -	Outstanding -	of Credit
(millions)	Facilities	Credit Facilities (1)	Commercial Paper (1)	Outstanding	Facilities	Credit Facilities (1)	Commercial Paper (1)	Outstanding
5-year facility (2)	$1,200	$0	$773	$1	$800	$0	$636	$1

(1)
Borrowings outstanding are reported as notes payable in the Balance Sheets.
(2)
On November 20, 2025, TEC amended the credit facility agreement to increase the capacity amount from $800 million to $1.2 billion and extend the maturity date to November 20, 2030. At December 31, 2025, TEC also had an active commercial paper program for up to $800 million, of which the full amount outstanding is backed by TEC’s credit facility. The amount of commercial paper issued results in an equal amount of its credit facility being considered drawn and unavailable. On January 22, 2026, TEC amended the commercial paper program to increase the amount to $1.2 billion from $800 million.

At December 31, 2025, the credit facility required a commitment fee of 12.5 basis points. The weighted-average interest rate on borrowings outstanding under the credit facilities and commercial paper at December 31, 2025 and 2024 was 4.0% and 4.8%, respectively.

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

Commercial Paper Program

On May 25, 2021, TEC established a commercial paper program (the Program) under which TEC may issue on a private placement basis unsecured commercial paper notes (the Notes). At December 31, 2025, amounts available under the Program may be borrowed, repaid and reborrowed with the aggregate amount of the Notes outstanding under the Program at any time not to exceed $800 million. On January 22, 2026, TEC amended the Program to increase the amount to $1.2 billion from $800 million. The maturities of the Notes will vary, but may not exceed 270 days from the date of issue. The rates of interest will depend on whether the Note will be a fixed or floating rate. TEC must have credit facilities in place, at least equal to the amount of its commercial paper program. TEC cannot issue commercial paper in an aggregate amount exceeding the then available capacity under its credit facility.

5-Year Credit Facility

On November 20, 2025, TEC amended and restated its credit facility agreement to increase the amount of the facility to $1.2 billion from $800 million and extend the maturity date to November 20, 2030 from December 1, 2028.

7. Long-Term Debt

A substantial part of TEC’s tangible assets are pledged as collateral to secure its first mortgage bonds. There are currently no bonds outstanding under TEC’s first mortgage bond indenture, and TEC could cause the lien associated with this indenture to be released at any time.

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

Long-Term Commitments

TEC has commitments for various purchases as disclosed below, including payment obligations for capital projects and contractual agreements for fuel, fuel transportation and power purchases that are recovered from customers under regulatory clauses. The following is a schedule of future payments under net purchase obligations/commitments at December 31, 2025:

		Capital	Fuel and Gas	Long-term Service		Purchased Power
(millions)	Transportation	Projects (1)	Supply	Agreements	Leases	Agreements	Total
Year ended December 31:
2026	$151	$115	$248	$19	$4	$17	$554
2027	179	32	133	27	4	12	387
2028	140	18	86	19	4	13	280
2029	121	2	86	19	4	13	245
2030	114	0	0	19	4	13	150
Thereafter	1,094	0	0	13	160	54	1,321
Total future minimum payments	$1,799	$167	$553	$116	$180	$122	$2,937

(1) These estimates are subject to continuing review and adjustment and actual capital expenditures may vary significantly from these estimates.

Financial Covenants

TEC must meet certain financial tests, including a debt to capital ratio, as defined in the applicable debt agreements. TEC has certain restrictive covenants in specific agreements and debt instruments. At December 31, 2025 and 2024, TEC was in compliance with all required financial covenants.

9. Revenue

The following disaggregates TEC’s revenue by major source:

(millions)
For the year ended December 31,	2025	2024	2023
Electric revenue
Residential	$1,786	$1,507	$1,711
Commercial	822	686	803
Industrial	195	162	203
Regulatory deferrals	(30)	(116)	(387)
Unbilled revenue	5	5	(2)
Other (1)	337	282	309
Total revenue	$3,115	$2,526	$2,637
(1)
Other includes sales to public authorities, off-system sales to other utilities and various other items.

Remaining Performance Obligations

Remaining performance obligations primarily represent lighting contracts. As allowed under ASC 606, TEC excludes contracts with an original expected length of one year or less and variable amounts for which the company recognizes revenue at the amount to which it has the right to invoice for services performed.

10. Related Party Transactions

A summary of activities between TEC and its affiliates follows:

Net transactions with affiliates:

(millions)	2025	2024	2023
Natural gas purchases (net of sales) from affiliates	$32	$44	$65
Services to/(from) affiliates	35	29	28
Interest income from affiliate	0	0	38
Interest expense to affiliate	0	0	11
Dividends to Parent	606	469	472
Equity contributions from Parent	530	600	300

Amounts due from or to affiliates at December 31,

(millions)	2025	2024
Accounts receivable (1)	$13	$13
Taxes receivable (2)	4	0
Accounts payable (1)	14	16
Taxes payable (2)	1	2
(1)
Accounts receivable and accounts payable were incurred in the ordinary course of business and do not bear interest.
(2)
Taxes receivable were due from EUSHI and taxes payable were due to EUSHI. See Note 4 for additional information.

11. Segment Information

Segments are determined based on how TEC's chief operating decision maker (CODM) evaluates, measures and makes decisions with respect to the operations of the entity, resulting in segments based on products and services. TEC operates under a single operating and reportable segment because the operations of TEC only include the operations of the electric division. TEC is a public utility operating within the State of Florida and is engaged in the generation, purchase, transmission, distribution and sale of electric energy to approximately 866,000 customers in West Central Florida.

TEC's CODM is the Chief Executive Officer. The CODM uses several measures to allocate capital and resources for TEC, predominantly in the annual budget and forecasting processes. The CODM evaluates performance by considering budget-to-actual variances for these measures monthly. The measure used by the CODM that is the most consistent with US GAAP measurement principles is net income.

(millions)
For the years ended December 31,	2025	2024	2023
Revenues	$3,115	$2,526	$2,637
Less:
Fuel	525	517	605
Purchased power	178	105	78
Operations & maintenance, excluding FPSC-approved regulatory deferrals	418	372	358
Operations & maintenance related to FPSC-approved regulatory deferrals	373	173	237
Depreciation and amortization	504	454	422
Interest charges	219	193	239
Interest income from affiliates	0	0	(38)
Other segment items (1)	191	176	183
Provision for income taxes	100	68	87
Net income	$607	$468	$466
Capital expenditures	$1,557	$1,422	$1,294
Total assets	$14,071	$13,107	$11,831

(1)
Other segment items include taxes other than income, partially offset by AFUDC and other income, net.

12. Asset Retirement Obligations

TEC accounts for AROs at fair value at inception of the obligation if there is a legal obligation under applicable law, a written or oral contract, or by legal construction under the doctrine of promissory estoppel. Retirement obligations are recognized only if the legal obligation exists in connection with or as a result of the permanent retirement, abandonment or sale of a long-lived asset. When the liability is initially recorded in “Deferred credits and other liabilities” in the Balance Sheets, the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is accreted to its estimated future value. The corresponding amount capitalized at inception is depreciated over the remaining useful life of the asset. The ARO estimates are reviewed quarterly. Any updates are revalued based on current market prices.

Reconciliation of beginning and ending carrying amount of asset retirement obligations:

	December 31,
(millions)	2025	2024
Beginning balance	$40	$32
Additional liabilities	3	8
Other	3	0
Ending balance	$46	$40

13. Leases

TEC determines whether a contract contains a lease at inception by evaluating if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration.

Lease ROU assets and lease liabilities are recognized on the Balance Sheets based on the present value of the future minimum lease payments over the lease term at commencement date. As most of TEC’s leases do not provide an implicit rate, the incremental borrowing rate at commencement of the lease is used in determining the present value of future lease payments. Operating lease expense is recognized on a straight-line basis over the lease term and is recorded as “Operations and maintenance expenses” on the Statements of Income. For finance leases, the amortization of the ROU asset is recorded as "Depreciation and amortization expense" and the interest on lease liabilities is recorded as "Interest expense" on the Statements of Income.

TEC has certain contractual agreements that include lease and non-lease components, which management has elected to account for as a single lease component for all leases in which TEC is the lessee.

Lessee

TEC has operating leases for buildings, land, telecommunication services and rail cars and finance leases for land and buildings. TEC’s leases have remaining lease terms of 6 years to 60 years, some of which include options to extend the leases for up to an additional 65 years. These options are included as part of the lease term when it is considered reasonably certain that they will be exercised.

		December 31,
(millions)	Classification	2025	2024
Operating lease right-of-use asset	Deferred charges and other assets	$17	$19
Operating lease liabilities
Current	Other current liabilities	$0	$2
Long-term	Deferred credits and other liabilities	18	18
Total operating lease liabilities		$18	$20

Finance lease ROU asset	Utility plant, net	$48	$14
Finance lease liabilities
Current	Other current liabilities	$2	$0
Long-term	Finance lease liabilities - long-term	48	15
Total finance lease liabilities		$50	$15

TEC has recorded operating lease expense for the years ended December 31, 2025, 2024 and 2023 of $6 million, $5 million and $4 million, respectively. In addition, TEC has recorded $1 million, zero and zero for the amortization of the finance lease ROU assets and $2 million, zero and zero for the interest on the finance lease liabilities for the years ended December 31, 2025, 2024, and 2023, respectively.

Future minimum lease payments under non-cancellable leases for each of the next five years and in aggregate thereafter consisted of the following at December 31, 2025:

(millions)
Year ended December 31:	2026	2027	2028	2029	2030	Thereafter	Total
Operating leases
Minimum lease payments	$1	$1	$1	$1	$1	$43	$48
Less imputed interest							(30)
Total future minimum payments for operating leases							$18

Finance leases
Minimum lease payments	$3	$3	$3	$3	$3	$117	$132
Less imputed interest							(82)
Total future minimum payments for finance leases							$50

Additional information related to TEC’s leases is as follows:

Year ended December 31,	2025	2024
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows for operating leases (millions)	$6	$5
Weighted average remaining operating lease term (years)	46	46
Weighted average discount rate	4.5%	4.4%

Cash paid for amounts included in the measurement of finance lease liabilities:
Operating cash flows for finance leases (millions)	$2	$1
Weighted average remaining finance lease term (years)	33	31
Weighted average discount rate	5.5%	5.2%

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

As of December 31, 2025 and 2024, the fair value of TEC’s short-term debt was not materially different from the carrying value due to the short-term nature of the instruments and because the stated rates approximate market rates. The fair value of TEC’s short-term debt is determined using Level 2 measurements.

See Note 5 and Statements of Capitalization for information regarding the fair value of the pension plan investments and long-term debt, respectively.

15. Long-Term PPAs

In 2019, TEC entered into a long-term PPA with a wholesale energy provider in Florida with up to 515 MW of available capacity through December 31, 2025 and up to 250 MW through March 31, 2026. Because some of these provisions provide for the transfer or sharing of a number of risks inherent in the generation of energy, these agreements meet the definition of being variable interests. These risks include: operating and maintenance, regulatory, credit, commodity/fuel and energy market risk. TEC reviewed these risks and determined that the owners of these entities retain the majority of these risks over the expected life of the underlying generating assets, have the power to direct the most significant activities, and have the obligation or right to absorb losses or benefits. As a result, TEC was not the primary beneficiary and was not required to consolidate any of these entities. TEC purchased $30 million, $34 million and $35 million under this long-term PPA for the three years ended December 31, 2025, 2024 and 2023, respectively.

TEC does not provide any material financial or other support to any of the variable interests it is involved with, nor is TEC under any obligation to absorb losses associated with these variable interests. Excluding the payments for energy under these contracts, TEC’s involvement with these variable interests does not affect its Balance Sheets, Statements of Income or Cash Flows.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Conclusions Regarding Effectiveness of Disclosure Controls and Procedures.

TEC’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of TEC’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of the end of the period covered by this annual report, December 31, 2025 (Evaluation Date). Based on such evaluation, TEC’s principal executive officer and principal financial officer have concluded that, as of the Evaluation Date, TEC’s disclosure controls and procedures are effective.

Management’s Report on Internal Control over Financial Reporting.

TEC’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended. We conducted an evaluation of the effectiveness of TEC’s internal control over financial reporting as of December 31, 2025 based on the 2013 framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that TEC’s internal control over financial reporting was effective as of December 31, 2025.

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

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by Item 13 is omitted pursuant to General Instruction I(2) of Form 10-K.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Paid by TEC to the Independent Auditors

The following table presents fees for professional audit services and other services rendered by Ernst & Young LLP for the audit of TEC’s annual financial statements and other services for the years ended December 31, 2025 and 2024, respectively.

	2025	2024
Audit fees	$1,325,027	$737,500
Audit-related fees	112,500	0
Tax fees
Tax planning fees	0	45,931
Total	$1,437,527	$783,431

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
1.
Financial Statements

Tampa Electric Company Financial Statements

Reports of Independent Registered Public Accounting Firms (PCAOB ID: 42)

Balance Sheets at December 31, 2025 and 2024

Statements of Income and Comprehensive Income for the Years Ended December 31, 2025, 2024 and 2023

Statements of Cash Flows for the Years Ended December 31, 2025, 2024 and 2023

Statements of Capitalization for the Years Ended December 31, 2025, 2024 and 2023

Notes to Financial Statements

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

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

TAMPA ELECTRIC COMPANY

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

For the Years Ended December 31, 2025, 2024 and 2023

(millions)

	Balance at	Additions			Balance at
	Beginning	Charged to	Other	Payments &	End of
	of Period	Income	Charges	Deductions (1)	Period
Allowance for Credit Losses:
2025	$1	$7	$0	$7	$1
2024	$2	$9	$(1)	$9	$1
2023	$4	$9	$(1)	$10	$2

(1)
Write-off of individual bad debt accounts

LIST OF EXHIBITS

Exhibit No.	Description

3.1	Restated Articles of Incorporation of Tampa Electric Company, as amended on November 30, 1982 (Exhibit 3 to Registration Statement No. 2-70653 of Tampa Electric Company). (P)	*

3.2	Bylaws of Tampa Electric Company, as amended effective February 2, 2011 (Exhibit 3.4, Form 10-K for 2010 of Tampa Electric Company).	*

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

4.22

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

*

10.26

Ninth Amended and Restated Credit Agreement, dated November 20, 2025, by and among Tampa Electric Company, as Borrower, with Wells Fargo Bank, National Association, as Administrative Agent, and the Lenders party thereto (Exhibit 10.1, Form 8-K dated November 20, 2025 of Tampa Electric Company).

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

*

101.INS**	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema Document.

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	Inline XBRL Taxonomy Label Linkbase Document.

101.PRE**	Inline XBRL Taxonomy Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

TAMPA ELECTRIC COMPANY

Dated: February 23, 2026	By:	/s/ Archie Collins
Archie Collins
President and Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on February 23, 2026:

Title

/s/ Archie Collins	President and Chief Executive Officer and Director
Archie Collins	(Principal Executive Officer)

/s/ Jared Green	Treasurer and Chief Financial Officer (Chief Accounting Officer)
Jared Green	(Principal Financial and Accounting Officer)

Signature	Title
/s/ Scott Balfour	Chairman of the Board and Director	/s/ Jacqueline Bradley	Director
Scott Balfour		Jacqueline Bradley
/s/ Pamela D. Iorio	Director	/s/ Syd Kitson	Director
Pamela D. Iorio		Syd Kitson

/s/ Rhea F. Law	Director	/s/ Chris Sprowls	Director
Rhea F. Law		Chris Sprowls
/s/ Ralph Tedesco	Director	/s/ Rasesh Thakkar	Director
Ralph Tedesco		Rasesh Thakkar

Supplemental Information to Be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

No annual report or proxy material has been sent to Tampa Electric Company’s security holders because all of its equity securities are held by TECO Holdings, Inc.