Form 10-Q
period 2026-03-31
TAMPA ELECTRIC CO
filed 2026-05-08
CIK 96271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 7, 2026, there were 10 shares of Tampa Electric Company’s common stock issued and outstanding, all of which were held, beneficially and of record, by TECO Holdings, Inc.

Tampa Electric Company meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format specified in General Instruction H(2) of Form 10-Q.

ACRONYMS

Acronyms used in this and other filings with the U.S. Securities and Exchange Commission in 2026 and 2025 include the following:

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

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

This Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties. Forward-looking statements generally can be identified by words such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," "projects," "will be," "will continue," "may," "could," "will likely result," and similar expressions. The factors that could cause actual results to differ materially from the forward-looking statements made by TEC include those factors discussed herein, including those factors discussed with respect to TEC in (1) TEC’s 2025 Annual Report on Form 10-K in (a) Part I, Item 1A. Risk Factors, (b) Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and (c) Part II, Item 8. Financial Statements: Note 8, Commitments and Contingencies; (2) this Quarterly Report on Form 10-Q in (a) Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and (b) Part I, Item 1. Financial Statements: Note 8, Commitments and Contingencies, and (3) other factors discussed in filings with the SEC by TEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which apply only as of the date of this Report. TEC does not undertake any obligation to publicly release any revision to its forward-looking statements to reflect events or circumstances after the date of this Form 10-Q.

All references to “dollars” and “$” in this and other filings with the U.S. Securities and Exchange Commission are references to U.S. dollars, unless specifically indicated otherwise.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

TAMPA ELECTRIC COMPANY

Condensed Balance Sheets

Unaudited

Assets	March 31,	December 31,
(millions)	2026	2025
Property, plant and equipment
Utility plant, at original costs	$16,128	$15,787
Accumulated depreciation	(3,703)	(3,626)
Utility plant, net	12,425	12,161
Other property	26	20
Total property, plant and equipment, net	12,451	12,181

Current assets
Cash and cash equivalents	8	3
Receivables, less allowance for credit losses of $1 and $1 at March 31, 2026 and December 31, 2025, respectively	272	258
Due from affiliates	17	17
Inventories, at average cost
Fuel	27	38
Materials and supplies	218	216
Regulatory assets	171	226
Prepayments and other current assets	34	38
Total current assets	747	796

Other assets
Regulatory assets	967	956
Other	144	138
Total other assets	1,111	1,094
Total assets	$14,309	$14,071

The accompanying notes are an integral part of the condensed financial statements.

TAMPA ELECTRIC COMPANY

Condensed Balance Sheets - continued

Unaudited

Liabilities and Capitalization	March 31,	December 31,
(millions)	2026	2025
Capitalization
Common stock	$5,835	$5,635
Accumulated other comprehensive loss	(1)	(1)
Retained earnings	265	219
Total capital	6,099	5,853
Long-term debt	4,532	4,531
Total capitalization	10,631	10,384

Current liabilities
Notes payable	765	773
Accounts payable	339	366
Due to affiliates	26	15
Customer deposits	131	129
Regulatory liabilities	94	114
Accrued interest	46	42
Accrued taxes	39	14
Other	54	60
Total current liabilities	1,494	1,513

Long-term liabilities
Deferred income taxes	991	969
Regulatory liabilities	721	727
Investment tax credits	231	234
Finance lease liabilities - long-term	48	48
Deferred credits and other liabilities	193	196
Total long-term liabilities	2,184	2,174

Commitments and Contingencies (see Note 8)

Total liabilities and capitalization	$14,309	$14,071

The accompanying notes are an integral part of the condensed financial statements.

TAMPA ELECTRIC COMPANY

Condensed Statements of Income and Comprehensive Income

Unaudited

	Three months ended March 31,
(millions)	2026	2025
Revenues
Electric	$802	$649
Expenses
Fuel	176	123
Purchased power	38	38
Operations and maintenance	193	142
Depreciation and amortization	134	122
Taxes, other than income	64	56
Total expenses	605	481
Income from operations	197	168
Other income
Allowance for equity funds used during construction	7	10
Other income, net	6	6
Total other income	13	16
Interest charges
Interest expense	62	55
Allowance for borrowed funds used during construction	(3)	(3)
Total interest charges	59	52
Income before provision for income taxes	151	132
Provision for income taxes	20	18
Net income	$131	$114
Comprehensive income	$131	$114

The accompanying notes are an integral part of the condensed financial statements.

TAMPA ELECTRIC COMPANY

Condensed Statements of Cash Flows

Unaudited

	Three months ended March 31,
(millions)	2026	2025
Cash flows from operating activities
Net income	$131	$114
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	134	122
Deferred income taxes and investment tax credits	7	13
Allowance for equity funds used during construction	(7)	(10)
Deferred recovery clauses	(27)	(35)
Regulatory assets and liabilities	52	26
Pension and postretirement asset and liabilities	(2)	(2)
Other	3	2
Changes in working capital:
Receivables, less allowance for credit losses	(13)	(19)
Inventories	7	(5)
Taxes accrued	25	21
Interest accrued	4	15
Accounts payable	(20)	(112)
Other	3	1
Cash flows from operating activities	297	131
Cash flows used in investing activities
Capital expenditures	(406)	(309)
Net proceeds from sale of assets	7	0
Cash flows used in investing activities	(399)	(309)
Cash flows from financing activities
Equity contributions from Parent	200	150
Proceeds from long-term debt issuance	0	594
Net decrease in short-term debt (maturities of 90 days or less)	(8)	(478)
Dividends to Parent	(85)	(84)
Cash flows from financing activities	107	182
Net increase in cash and cash equivalents	5	4
Cash and cash equivalents at beginning of period	3	4
Cash and cash equivalents at end of period	$8	$8
Supplemental disclosure of non-cash activities
Change in accrued capital expenditures	$(4)	$45

The accompanying notes are an integral part of the condensed financial statements.

TAMPA ELECTRIC COMPANY

Condensed Statements of Capital

Unaudited

				Accumulated
				Other
		Common	Retained	Comprehensive	Total
(millions, except share amounts)	Shares	Stock	Earnings	Loss	Capital
Three months ended March 31, 2026
Balance, December 31, 2025	10	$5,635	$219	$(1)	$5,853
Net income			131		131
Equity contributions from Parent		200			200
Dividends to Parent			(85)		(85)
Balance, March 31, 2026	10	$5,835	$265	$(1)	$6,099

Three months ended March 31, 2025
Balance, December 31, 2024	10	$5,105	$218	$(1)	$5,322
Net income			114		114
Equity contributions from Parent		150			150
Dividends to Parent			(84)		(84)
Balance, March 31, 2025	10	$5,255	$248	$(1)	$5,502

The accompanying notes are an integral part of the condensed financial statements.

TAMPA ELECTRIC COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

UNAUDITED

1. Summary of Significant Accounting Policies

See TEC’s Annual Report on Form 10-K for the year ended December 31, 2025 for a complete discussion of accounting policies. The significant accounting policies for TEC include the following:

Principles of Consolidation and Basis of Presentation

Tampa Electric Company (TEC or Tampa Electric) is engaged in the generation, purchase, transmission, distribution and sale of electric energy in West Central Florida. TEC maintains its accounts in accordance with recognized policies prescribed or permitted by the FPSC and the FERC. These policies conform with U.S. GAAP in all material respects. The use of estimates is inherent in the preparation of financial statements in accordance with U.S. GAAP. Actual results could differ from these estimates.

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

In the opinion of management, the unaudited condensed financial statements include all adjustments that are of a recurring nature and necessary to state fairly the financial position of TEC as of March 31, 2026 and December 31, 2025, and the results of operations and cash flows for the periods ended March 31, 2026 and 2025. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results that can be expected for the entire fiscal year ending December 31, 2026.

The Condensed Balance Sheet at December 31, 2025, was derived from audited financial statements; however, this quarterly report on Form 10-Q does not include all year-end disclosures required for an annual report on Form 10-K by U.S. GAAP.

Receivables and Allowance for Credit Losses

Receivables on the Condensed Balance Sheets include receivables from contracts with customers, which consist of services to residential, commercial, industrial and other customers, totaling $272 million and $258 million as of March 31, 2026, and December 31, 2025, respectively. An allowance for credit losses is established based on TEC’s collection experience and reasonable and supportable forecasts that affect the collectability of the reported amount. Circumstances that could affect TEC’s estimates of credit losses include, but are not limited to, customer credit issues, generating fuel prices, customer deposits and general economic conditions. Accounts are reserved in the allowance or written off once they are deemed to be uncollectible.

As of March 31, 2026 and December 31, 2025, unbilled revenues of $78 million and $73 million, respectively, are included in the “Receivables” line item on the Condensed Balance Sheets.

Accounting for Franchise Fees and Gross Receipts

TEC is allowed to recover certain costs from customers on a dollar-for-dollar basis through rates approved by the FPSC. The amounts included in customers’ bills for franchise fees and gross receipt taxes are included as revenues on the Condensed Statements of Income. Franchise fees and gross receipt taxes payable by TEC are included as an expense on the Condensed Statements of Income in “Taxes, other than income”. These amounts totaled $34 million and $29 million for the three months ended March 31, 2026, and 2025, respectively.

2. New Accounting Pronouncements

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

Accounting for Government Grants Received by Business Entities

In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832) – Accounting for Government Grants Received by Business Entities. The ASU adds guidance to ASC 832 on the recognition, measurement, and presentation of government grants. The guidance will be effective for annual reporting periods beginning after December 15, 2028, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The standard updates are to be applied using either a modified prospective, modified retrospective, or full retrospective approach, as detailed in the ASU. TEC is currently evaluating the impact of adoption of the standard update on its financial statements.

3. Regulatory

Base Rates

On April 2, 2024, Tampa Electric requested a base rate increase, reflecting an increased revenue requirement of $297 million, effective January 1, 2025, and additional adjustments of $100 million and $72 million for 2026 and 2027, respectively. Prior to the rate case hearing, Tampa Electric submitted revisions to its requested base rate increase to reflect items that included production tax credits, energy storage life expectancy, and the company’s grid reliability and resilience project. On December 3, 2024, the FPSC rendered a decision during a Special Agenda and the final order, reflecting such decision, was issued on February 3, 2025. The FPSC decision includes an increase of $185 million in 2025 and adjustments of $87 million and $9 million in 2026 and 2027, respectively. The decision also allowed for equity in the capital structure to continue to be 54% from investor sources of capital. The allowed regulatory ROE range is 9.50% to 11.50% with a 10.50% midpoint, effective January 1, 2025. On February 18, 2025, a motion for reconsideration on certain aspects of the rate case order was filed by an intervening party with the FPSC. On May 6, 2025, the FPSC denied the motion for reconsideration, except with respect to immaterial calculation corrections, and a final order was issued on June 11, 2025. On March 3, 2025, two intervening parties each filed a notice of appeal to the Florida Supreme Court regarding the outcome of Tampa Electric's 2024 base rate proceeding. On January 12, 2026, the intervening parties filed their briefs related to the appeal. On April 13, 2026, the FPSC and TEC filed responses to the briefs. To date, the Florida Supreme Court has not made a decision regarding this case.

On September 4, 2025, TEC petitioned the FPSC to increase base revenue by $88 million to reflect the 2026 adjustment in accordance with the 2024 rate case decision. On November 4, 2025, the FPSC approved the adjustment, with new rates becoming effective January 1, 2026.

Storm Restoration Cost Recovery

In accordance with Tampa Electric’s 2021 rate case settlement agreement and with Tampa Electric's 2024 rate case order, in the event of a named storm that results in damage to its system, Tampa Electric can petition the FPSC to seek recovery of those costs over a 12-month period or longer as determined by the FPSC, as well as replenish its storm reserve regulatory liability of $56 million. Based on an FPSC order, if the charges to the storm reserve exceed the reserve liability account balance, the excess is to be carried as a regulatory asset. At March 31, 2026, and December 31, 2025, the balance in the regulatory asset for storm restoration costs was $51 million and $116 million, respectively.

Hurricane Helene made landfall on September 26, 2024. Tampa Electric was impacted by Hurricane Helene, resulting in a peak number of customers out of approximately 100,000. As of March 31, 2026, TEC deferred $48 million related to Hurricane Helene to the storm reserve for future recovery, with a minimal impact to earnings.

Hurricane Milton, the worst weather event to impact the area in over 100 years, made landfall on October 9, 2024. Tampa Electric was impacted by Hurricane Milton, resulting in a peak number of customers out of approximately 600,000. As of March 31, 2026, TEC deferred $333 million related to Hurricane Milton to the storm reserve for future recovery, with a minimal impact to earnings.

Restoration costs for the storms described above were deferred and are being collected from customers. On February 4, 2025, the FPSC approved Tampa Electric’s petition filed on December 27, 2024 for the recovery, over an 18-month period beginning in March 2025, of $466 million to replenish the storm reserve for costs associated with Hurricane Idalia, Hurricane Debby, Hurricane Helene and Hurricane Milton and the associated interest, of which $329 million has been collected as of March 31, 2026. The amount of cost-recovery is subject to a true-up mechanism with the FPSC.

Regulatory Assets and Liabilities

Details of the regulatory assets and liabilities are presented in the following table:

Regulatory Assets and Liabilities
(millions)	March 31, 2026	December 31, 2025
Regulatory assets:
Regulatory tax asset (1)	$129	$126
Cost-recovery clauses (2)	44	37
Capital cost recovery for early retired assets (3)	532	530
Capital cost recovery for retired Polk Unit 1 components (4)	126	129
Postretirement benefits (5)	204	206
Storm reserve (6)	51	116
Other	52	38
Total regulatory assets	1,138	1,182
Less: Current portion	171	226
Long-term regulatory assets	$967	$956
Regulatory liabilities:
Regulatory tax liability (7)	$417	$426
Cost-recovery clauses - deferred balances (2)	18	38
Accumulated reserve - cost of removal (8)	321	315
Deferred production tax credits (9)	33	38
Other	26	24
Total regulatory liabilities	815	841
Less: Current portion	94	114
Long-term regulatory liabilities	$721	$727
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
(6)
See "Storm Restoration Cost Recovery" above for information regarding this reserve. The regulatory asset is included in rate base and earns a rate of return as permitted by the FPSC.
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

4. Income Taxes

One Big Beautiful Bill Act

On July 4, 2025, H.R. 1 – One Big Beautiful Bill Act (OBBBA) was signed into law. The OBBBA makes permanent many of the expired and expiring tax provisions originally enacted in the Tax Cuts and Jobs Act of 2017. It also includes significant changes in future years to the timing and availability of several clean energy tax credits previously enacted in the Inflation Reduction Act, including the investment tax credit and production tax credit. On August 15, 2025, the IRS released guidance on determining when wind and solar projects have begun construction for purposes of qualifying for these tax credits. While TEC does not expect material current year impacts to its financial statements as a result of the OBBBA signed into law, TEC will continue to evaluate the future impact of this tax law as additional guidance becomes available.

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

TEC’s effective tax rates for the three months ended March 31, 2026 and 2025 were 13.2% and 13.6%, respectively. The March 31, 2026 and 2025 effective tax rates are an estimate of the annual effective income tax rate. TEC’s effective tax rate for the three months ended March 31, 2026 and 2025 differed from the statutory rate principally due to the tax benefit from production tax credits and amortization of the regulatory tax liability resulting from tax reform. See Note 3 for further information regarding the regulatory tax liability.

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

TECO Holdings Benefit Cost
(millions)	Pension Benefits		Other Postretirement Benefits
Three months ended March 31,	2026	2025	2026	2025
Components of net periodic benefit cost
Service cost	$5	$4	$0	$0
Interest cost	9	9	2	2
Expected return on assets	(13)	(13)	0	0
Amortization of actuarial loss	3	2	0	0
Net periodic benefit cost	$4	$2	$2	$2

TEC’s portion of the net periodic benefit cost for the three months ended March 31, 2026 and 2025, respectively, was $2 million and $1 million for pension benefits, and $1 million and $1 million for other postretirement benefits. TEC’s portion of net periodic benefit costs for pension and other benefits is included as an expense on the Condensed Statements of Income in “Operations & maintenance”.

TECO Holdings assumed a long-term expected return on assets of 7.30% and a discount rate of 5.41% for pension benefits under its qualified pension plan for 2026. For TECO Holdings' other postretirement benefits, TECO Holdings used a discount rate of 5.52% for 2026.

TECO Holdings made contributions of $4 million and $4 million to its qualified pension plan in the three months ended March 31, 2026 and 2025, respectively. TEC’s portion of these contributions was $3 million and $3 million during the three months ended March 31, 2026 and 2025, respectively. TECO Holdings expects to make contributions to the pension plan of $12 million for the remainder of 2026. TEC estimates its portion of the remaining 2026 contributions to be $9 million. See Note 1 for further information regarding TECO Holdings.

Included in the benefit cost discussed above, for the three months ended March 31, 2026 and 2025, respectively, $2 million and $1 million of costs and actuarial losses were reclassified by TEC from regulatory assets to the Condensed Statement of Income.

6. Short-Term Debt

Details of TEC’s short-term borrowings are presented in the following table:

	March 31, 2026				December 31, 2025
		Borrowings	Borrowings	Letters		Borrowings	Borrowings	Letters
	Credit	Outstanding -	Outstanding -	of Credit	Credit	Outstanding -	Outstanding -	of Credit
(millions)	Facility	Credit Facility (1)	Commercial Paper (1)	Outstanding	Facility	Credit Facility (1)	Commercial Paper (1)	Outstanding
5-year facility (2)	$1,200	$0	$765	$1	$1,200	$0	$773	$1
(1)
Borrowings outstanding are reported as notes payable.
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

At March 31, 2026, the credit facility required a commitment fee of 12.5 basis points. The weighted-average interest rate on borrowings outstanding under the credit facility and commercial paper at March 31, 2026 and December 31, 2025 was 4.1% and 4.0%, respectively.

As of March 31, 2026 and December 31, 2025, the carrying value of TEC’s short-term debt was not materially different from the fair value due to the short-term nature of the instruments and because the stated rates approximate market rates. The fair value of TEC’s short-term debt is determined using Level 2 measurements.

Commercial Paper Program

On May 25, 2021, TEC established a commercial paper program (the Program) under which TEC may issue on a private placement basis unsecured commercial paper notes (the Notes). On January 22, 2026, TEC amended the commercial paper program to increase the amount from $800 million to $1.2 billion. The maturities of the Notes will vary, but may not exceed 270 days from the date of issue. The rates of interest will depend on whether the Note will be a fixed or floating rate. TEC must have credit facilities in place, at least equal to the amount of its commercial paper program. TEC cannot issue commercial paper in an aggregate amount exceeding the then available capacity under its credit facility.

7. Long-Term Debt

Fair Value of Long-Term Debt

At March 31, 2026, TEC’s long-term debt, including the current portion, had a carrying amount of $4,532 million and an estimated fair market value of $4,079 million. At December 31, 2025, long-term debt had a carrying amount of $4,531 million and an estimated fair market value of $4,139 million. The fair value of the debt securities is determined using Level 2 measurements.

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

Long-Term Commitments

TEC has commitments for various purchases as disclosed below, including payment obligations under contractual agreements for fuel, fuel transportation and power purchases that are recovered from customers under regulatory clauses. The following is a schedule of future payments under net purchase obligations/commitments at March 31, 2026:

			Fuel	Long-term		Purchased
		Capital	and	Service		Power
(millions)	Transportation	Projects (1)	Gas Supply	Agreements	Leases	Agreements	Total
2026	$116	$108	$228	$15	$3	$16	$486
2027	180	38	115	29	4	12	378
2028	140	29	76	21	4	13	283
2029	121	2	79	22	4	13	241
2030	115	0	0	22	4	13	154
Thereafter	1,096	0	0	22	162	54	1,334
Total future minimum payments	$1,768	$177	$498	$131	$181	$121	$2,876

(1) These estimates are subject to continuing review and adjustment and actual capital expenditures may vary significantly from these estimates.

Debt Covenants

TEC must meet certain financial tests, including a debt to capital ratio, as defined in the applicable debt agreements and has certain restrictive covenants in specific agreements and debt instruments. At March 31, 2026, TEC was in compliance with all required covenants.

9. Revenue

The following disaggregates TEC’s revenue by major source:

(millions)
Three months ended March 31,	2026	2025
Electric revenue
Residential	$404	$336
Commercial	199	172
Industrial	46	46
Regulatory deferrals	(1)	10
Unbilled revenue	5	4
Other (1)	149	81
Total revenue	$802	$649
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

TEC's CODM is the Chief Executive Officer. The CODM uses several measures to allocate capital and resources for TEC, predominantly in the annual budget and forecasting processes. The CODM evaluates performance by considering budget-to-actual variances for these measures monthly. The measure used by the CODM that is the most consistent with U.S. GAAP measurement principles is net income.

(millions)
Three months ended March 31,	2026	2025
Revenues	$802	$649
Less:
Fuel	176	123
Purchased power	38	38
Operations and maintenance, excluding FPSC-approved regulatory deferrals	104	97
Operations and maintenance related to FPSC-approved regulatory deferrals	89	45
Depreciation and amortization	134	122
Interest charges	59	52
Other segment items (1)	51	40
Provision for income taxes	20	18
Net income	$131	$114
Capital expenditures	$406	$309

Total assets at March 31, 2026	$14,309
Total assets at December 31, 2025	$14,071
(1)
Other segment items include taxes other than income, partially offset by AFUDC and other income, net.

Item 2. MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS

Operating Company Results

Amounts included below are pre-tax, except net income and income taxes.

Tampa Electric’s net income for the first quarter of 2026 was $131 million, compared with $114 million for the same period in 2025. Results primarily reflected higher base revenues resulting from the subsequent year adjustment in the 2024 rate case, partially offset by higher depreciation expense. Base revenues are energy sales excluding revenues from clauses, gross receipts taxes and franchise fees. Clauses, gross receipts taxes and franchise fees do not have a material effect on net income as these revenues substantially represent a dollar-for-dollar recovery of clause and other pass-through costs.

Revenues for the first quarter of 2026 were $153 million higher than in the same period in 2025, driven by storm surcharge revenue, increased off-system sales, higher base revenue due to new base rates as a result of the subsequent year adjustment in the 2024 rate case, favorable weather, and customer growth. Total degree days (a measure of heating and cooling demand) in Tampa Electric's service area in the first quarter of 2026 were 24% above normal (a 20-year statistical degree day average) and 26% above the same period in 2025. As revenue also reflects a 1% increase in the number of customers in the first quarter of 2026 compared to the same period in 2025, net energy for load, which is a calendar measurement of energy output, increased by 2% in the first quarter of 2026 compared to the same period in 2025.

O&M expense for the first quarter of 2026 was $51 million higher than in 2025 primarily due to increased storm cost recognition of $47 million related to storm surcharge revenue (offset in revenue) and increased operational expenses of $6 million. The increase in operating expenses was primarily due to the timing of production outage costs and increased solar operation costs. Depreciation and amortization expense increased $12 million for the first quarter of 2026 compared to 2025 as a result of additions to facilities and the in-service of capital projects.

TEC’s regulated operating statistics for the three months ended March 31, 2026 and 2025 were as follows:

(millions, except customers and total degree days)	Operating Revenues			Kilowatt-Hours Billed
Three months ended March 31,	2026	2025	% Change	2026	2025	% Change
By Customer Type
Residential (1)	$404	$336	20	2,158	2,087	3
Commercial (1)	199	172	16	1,428	1,412	1
Industrial (1)	46	46	0	481	521	(8)
Other (1)	63	56	13	453	449	1
Regulatory deferrals and unbilled revenue (2)	4	14	(71)
Total retail sales of electricity	716	624	15	4,520	4,469	1
Off system sales of electricity	53	10	430	191	167	14
Other operating revenue	33	15	120
Total revenues	$802	$649	24	4,711	4,636	2
By Sales Type
Base	$397	$370	7
Clause	205	192	7
Capital cost recovery for early retired assets	15	15	0
Storm surcharge	66	19	247
Gross receipts taxes and franchise fees	34	29	17
Other	85	24	254
Total revenues	$802	$649	24

Customers at March 31, (thousands)	870	858	1
Retail net energy for load (kilowatt-hours)	4,689	4,609	2
Total degree days	747	593	26

(1)
Reflects a billing cycle measurement.
(2)
Primarily reflects unbilled revenue, which incorporates a calendar measurement, and postings for clause recovery deferrals.

Other Income

For the first quarter of 2026 and 2025, respectively, TEC’s other income was $13 million and $16 million, which included AFUDC-equity of $7 million and $10 million and other income of $6 million and $6 million. The decrease in AFUDC-equity in the first quarter of 2026 compared to the first quarter of 2025 is due to the timing of the in-service of resiliency projects.

Interest Expense

For the first quarters of 2026 and 2025, TEC’s interest expense, excluding AFUDC-debt, was $62 million and $55 million, respectively. The increase is due to higher borrowings, primarily in support of TEC's capital program.

Income Taxes

The provisions for income taxes were $20 million and $18 million for the three months ended March 31, 2026 and 2025, respectively. Compared to the 2025 period, the increase in the provision for income taxes for the three months ended March 31, 2026 was primarily due to higher pre-tax income, partly offset by higher benefit from production tax credits related to solar facilities and increased amortization of the deferred investment tax credit related to battery storage facilities.

Liquidity and Capital Resources

The table below sets forth the March 31, 2026 liquidity, cash balances and amounts available under the TEC credit facilities.

(millions)
Credit facilities/ commercial paper	$1,200
Drawn amounts/letters of credit	(766)
Available credit facilities	434
Cash	8
Total liquidity	$442

Cash Impacts Related to Operating Activities

Cash flows from operating activities in the three months ended March 31, 2026 were $297 million, an increase of $166 million compared to the same period in 2025. Increases to cash from operations were primarily due to higher 2025 payments related to the 2024 storm season and higher storm surcharge collections in 2026.

Cash Impacts Related to Financing Activities

Cash flows from financing activities for the three months ended March 31, 2026 resulted in net cash inflows of $107 million. TEC received $200 million of equity contributions from Parent, partially offset by $8 million of net payments in short-term debt with maturities with 90 days or less and $85 million of dividends to Parent.

Covenants in Financing Agreements

In order to utilize its bank credit facilities, TEC must meet certain financial tests as defined in the applicable agreements. In addition, TEC has certain restrictive covenants in specific agreements and debt instruments. At March 31, 2026, TEC was in compliance with all applicable financial covenants. The following table contains the significant financial covenant and the performance relative to it at March 31, 2026.

Significant Financial Covenants

			Calculation at
Instrument (1)	Financial Covenant (2)	Requirement/Restriction	March 31, 2026
Credit facility - $1,200 million	Debt/capital	Cannot exceed 65%	46.5%

(1)
See Note 6 to the TEC Condensed Financial Statements for details of the credit facility.
(2)
As defined in the instrument.

Credit Ratings of Senior Unsecured Debt at March 31, 2026

	S&P	Moody’s	Fitch
Credit ratings of senior unsecured debt	BBB+	A3	A
Credit ratings outlook	Stable	Negative	Stable

Certain of TEC’s derivative instruments contain provisions that require TEC’s debt to maintain investment-grade credit ratings.

Commitments and Contingencies

See Note 8 to the TEC Condensed Financial Statements for information regarding TEC’s commitments and contingencies as of March 31, 2026.

Regulatory Matters

See Note 3 to the TEC Condensed Financial Statements for information regarding TEC’s regulatory matters, including TEC's request for a base rate increase and TEC's storm restoration cost recovery.

Fair Value Measurements

TEC considered the impact of nonperformance risk in determining the fair value of derivatives. TEC considered the net position with each counterparty, past performance and the intent of the parties, indications of credit deterioration and whether the markets in which TEC transacts have experienced dislocation. At March 31, 2026, the fair value of derivatives was not materially affected by nonperformance risk.

Critical Accounting Policies and Estimates

Critical accounting policies and estimates have not materially changed in 2026. For further discussion of critical accounting policies and estimates, see TEC’s Annual Report on Form 10-K for the year ended December 31, 2025.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by Item 3 is omitted pursuant to General Instruction H(2) of Form 10-Q.

Item 4. CONTROLS AND PROCEDURES

(a)
Evaluation of Disclosure Controls and Procedures. TEC’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of TEC’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2026. Based on such evaluation, TEC’s principal financial officer and principal executive officer have concluded that, as of March 31, 2026, TEC’s disclosure controls and procedures are effective.
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

TAMPA ELECTRIC COMPANY
(Registrant)

Date: May 8, 2026	By:	/s/ Jared Green
Jared Green
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)