Form 10-Q
period 2026-06-30
TAMPA ELECTRIC CO
filed 2026-08-07
CIK 96271

-

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 6, 2026, there were 10 shares of Tampa Electric Company’s common stock issued and outstanding, all of which were held, beneficially and of record, by TECO Holdings, Inc.

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

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

TAMPA ELECTRIC COMPANY

Condensed Balance Sheets

Unaudited

(millions)	June 30,	December 31,
Assets	2026	2025
Property, plant and equipment
Utility plant, at original costs	$16,509	$15,787
Accumulated depreciation	(3,789)	(3,626)
Utility plant, net	12,720	12,161
Other property	28	20
Total property, plant and equipment, net	12,748	12,181

Current assets
Cash and cash equivalents	18	3
Receivables, less allowance for credit losses of $1 and $1 at June 30, 2026 and December 31, 2025, respectively	372	258
Due from affiliates	16	17
Inventories, at average cost
Fuel	26	38
Materials and supplies	210	216
Regulatory assets	109	226
Prepayments and other current assets	38	38
Total current assets	789	796

Other assets
Regulatory assets	966	956
Other	150	138
Total other assets	1,116	1,094
Total assets	$14,653	$14,071

The accompanying notes are an integral part of the condensed financial statements.

TAMPA ELECTRIC COMPANY

Condensed Balance Sheets - continued

Unaudited

(millions)	June 30,	December 31,
Liabilities and Capitalization	2026	2025
Capitalization
Common stock	$6,015	$5,635
Accumulated other comprehensive loss	(1)	(1)
Retained earnings	322	219
Total capital	6,336	5,853
Long-term debt	4,533	4,531
Total capitalization	10,869	10,384

Current liabilities
Notes payable	801	773
Accounts payable	371	366
Due to affiliates	31	15
Customer deposits	134	129
Regulatory liabilities	92	114
Accrued interest	43	42
Accrued taxes	71	14
Other	46	60
Total current liabilities	1,589	1,513

Long-term liabilities
Deferred income taxes	969	969
Regulatory liabilities	738	727
Investment tax credits	238	234
Finance lease liabilities - long-term	48	48
Deferred credits and other liabilities	202	196
Total long-term liabilities	2,195	2,174

Commitments and Contingencies (see Note 8)

Total liabilities and capitalization	$14,653	$14,071

The accompanying notes are an integral part of the condensed financial statements.

TAMPA ELECTRIC COMPANY

Condensed Statements of Income and Comprehensive Income

Unaudited

	Three months ended June 30,
(millions)	2026	2025
Revenues
Electric	$862	$839
Expenses
Fuel	134	120
Purchased power	47	68
Operations and maintenance	207	206
Depreciation and amortization	137	124
Taxes, other than income	71	65
Total expenses	596	583
Income from operations	266	256
Other income
Allowance for equity funds used during construction	8	11
Other income, net	4	6
Total other income	12	17
Interest charges
Interest expense	62	57
Allowance for borrowed funds used during construction	(3)	(5)
Total interest charges	59	52
Income before provision for income taxes	219	221
Provision for income taxes	30	33
Net income	$189	$188
Comprehensive income	$189	$188

The accompanying notes are an integral part of the condensed financial statements.

TAMPA ELECTRIC COMPANY

Condensed Statements of Income and Comprehensive Income

Unaudited

	Six months ended June 30,
(millions)	2026	2025
Revenues
Electric	$1,664	$1,488
Expenses
Fuel	310	243
Purchased power	85	106
Operations and maintenance	400	348
Depreciation and amortization	271	246
Taxes, other than income	135	121
Total expenses	1,201	1,064
Income from operations	463	424
Other income
Allowance for equity funds used during construction	15	21
Other income, net	10	12
Total other income	25	33
Interest charges
Interest expense	124	112
Allowance for borrowed funds used during construction	(6)	(8)
Total interest charges	118	104
Income before provision for income taxes	370	353
Provision for income taxes	50	51
Net income	$320	$302
Comprehensive income	$320	$302

The accompanying notes are an integral part of the condensed financial statements.

TAMPA ELECTRIC COMPANY

Condensed Statements of Cash Flows

Unaudited

	Six months ended June 30,
(millions)	2026	2025
Cash flows from operating activities
Net income	$320	$302
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	271	246
Deferred income taxes and investment tax credits	(13)	(2)
Allowance for equity funds used during construction	(15)	(21)
Deferred recovery clauses	(16)	(72)
Regulatory assets and liabilities	130	95
Pension and postretirement asset and liabilities	(4)	(5)
Other	7	(1)
Changes in working capital:
Receivables, less allowance for credit losses	(113)	(115)
Inventories	16	(2)
Taxes accrued	57	50
Interest accrued	1	11
Accounts payable	(12)	(224)
Other	1	(3)
Cash flows from operating activities	630	259
Cash flows used in investing activities
Capital expenditures	(814)	(768)
Net proceeds from sale of assets	7	19
Cash flows used in investing activities	(807)	(749)
Cash flows from financing activities
Equity contributions from Parent	380	275
Proceeds from long-term debt issuance	0	593
Net increase (decrease) in short-term debt (maturities of 90 days or less)	28	(172)
Dividends to Parent	(216)	(198)
Cash flows from financing activities	192	498
Net increase in cash and cash equivalents	15	8
Cash and cash equivalents at beginning of period	3	4
Cash and cash equivalents at end of period	$18	$12
Supplemental disclosure of non-cash activities
Change in accrued capital expenditures	$23	$19

The accompanying notes are an integral part of the condensed financial statements.

TAMPA ELECTRIC COMPANY

Condensed Statements of Capital

Unaudited

				Accumulated
				Other
		Common	Retained	Comprehensive	Total
(millions, except share amounts)	Shares	Stock	Earnings	Loss	Capital
Three months June 30, 2026
Balance at March 31, 2026	10	$5,835	$265	$(1)	$6,099
Net income			189		189
Equity contributions from Parent		180			180
Dividends to Parent			(131)		(131)
Other			(1)		(1)
Balance at June 30, 2026	10	$6,015	$322	$(1)	$6,336

Three months ended June 30, 2025
Balance at March 31, 2025	10	$5,255	$248	$(1)	$5,502
Net income			188		188
Equity contributions from Parent		125			125
Dividends to Parent			(114)		(114)
Balance at June 30, 2025	10	$5,380	$322	$(1)	$5,701

Six months ended June 30, 2026
Balance at December 31, 2025	10	$5,635	$219	$(1)	$5,853
Net income			320		320
Equity contributions from Parent		380			380
Dividends to Parent			(216)		(216)
Other			(1)		(1)
Balance at June 30, 2026	10	$6,015	$322	$(1)	$6,336

Six months ended June 30, 2025
Balance at December 31, 2024	10	5,105	218	(1)	5,322
Net income			302		302
Equity contributions from Parent		275			275
Dividends to Parent			(198)		(198)
Balance at June 30, 2025	10	$5,380	$322	$(1)	$5,701

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

In the opinion of management, the unaudited condensed financial statements include all adjustments that are of a recurring nature and necessary to state fairly the financial position of TEC as of June 30, 2026 and December 31, 2025, and the results of operations and cash flows for the periods ended June 30, 2026 and 2025. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results that can be expected for the entire fiscal year ending December 31, 2026.

The Condensed Balance Sheet at December 31, 2025 was derived from audited financial statements; however, this quarterly report on Form 10-Q does not include all year-end disclosures required for an annual report on Form 10-K by U.S. GAAP.

Receivables and Allowance for Credit Losses

Receivables on the Condensed Balance Sheets include receivables from contracts with customers, which consist of services to residential, commercial, industrial and other customers, totaling $372 million and $258 million as of June 30, 2026 and December 31, 2025, respectively. An allowance for credit losses is established based on TEC’s collection experience and reasonable and supportable forecasts that affect the collectibility of the reported amount. Circumstances that could affect TEC’s estimates of credit losses include, but are not limited to, customer credit issues, generating fuel prices, customer deposits and general economic conditions. Accounts are reserved in the allowance or written off once they are deemed to be uncollectible.

As of June 30, 2026 and December 31, 2025, unbilled revenues of $110 million and $73 million, respectively, are included in the “Receivables” line item on the Condensed Balance Sheets.

Accounting for Franchise Fees and Gross Receipts

TEC is allowed to recover certain costs from customers on a dollar-for-dollar basis through rates approved by the FPSC. The amounts included in customers’ bills for franchise fees and gross receipt taxes are included as revenues on the Condensed Statements of Income. Franchise fees and gross receipt taxes payable by TEC are included as an expense on the Condensed Statements of Income in “Taxes, other than income”. These amounts totaled $39 million and $37 million for the three months ended June 30, 2026 and 2025, respectively, and totaled $73 million and $66 million for the six months ended June 30, 2026 and 2025, respectively.

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

Accounting for Environmental Credits and Environmental Credit Obligations

In May 2026, the FASB issued ASU 2026‑02, Environmental Credits and Environmental Credit Obligations (Topic 818). This ASU establishes new guidance for the recognition, measurement, presentation, and disclosure of environmental credits (such as renewable energy credits, carbon offsets, and similar instruments) and environmental credit obligations. The ASU is effective for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years. Early adoption is permitted. An entity must apply the guidance retrospectively through a cumulative-effect adjustment to retained earnings. TEC is currently evaluating the impact of adoption of the standard update on its financial statements.

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

2026 Settlement Agreement

On April 6, 2026, the FPSC established a docket for further study of certain purchased power costs recovered through the fuel adjustment clause. On April 15, 2026, TEC filed a petition with the FPSC seeking approval of revised depreciation rates for Bayside Station assets, which would decrease annual depreciation expense by approximately $20 million. On June 16, 2026, TEC and the Office of Public Counsel filed with the FPSC a motion to approve a settlement agreement in which this change to depreciation rates would be effective on July 1, 2026. In addition, as part of the settlement, TEC agreed to decrease fuel clause recovery by $10 million in 2026, which will be reflected on customer's bills in 2027. TEC also agreed to not seek approval for rates to collect additional base revenues that would be effective prior to January 1, 2028, except for previously approved subsequent year adjustments from the prior rate case and large load customer tariffs required by statute. On August 4, 2026, the FPSC approved the settlement agreement.

Storm Restoration Cost Recovery

In accordance with Tampa Electric’s 2021 rate case settlement agreement and with Tampa Electric's 2024 rate case order, in the event of a named storm that results in damage to its system, Tampa Electric can petition the FPSC to seek recovery of those costs over a 12-month period or longer as determined by the FPSC, as well as replenish its storm reserve regulatory liability of $56 million. Based on an FPSC order, if the charges to the storm reserve exceed the reserve liability account balance, the excess is to be carried as a regulatory asset. At December 31, 2025, the balance in the regulatory asset for storm restoration costs was $116 million. At June 30, 2026, the storm reserve liability account balance was $26 million.

Hurricane Helene made landfall on September 26, 2024. Tampa Electric was impacted by Hurricane Helene, resulting in a peak number of customers out of approximately 100,000. As of June 30, 2026, TEC deferred $48 million related to Hurricane Helene to the storm reserve for future recovery, with a minimal impact to earnings.

Hurricane Milton, the worst weather event to impact the area in over 100 years, made landfall on October 9, 2024. Tampa Electric was impacted by Hurricane Milton, resulting in a peak number of customers out of approximately 600,000. As of June 30, 2026, TEC deferred $334 million related to Hurricane Milton to the storm reserve for future recovery, with a minimal impact to earnings.

Restoration costs for the storms described above were deferred and are being collected from customers. On February 4, 2025, the FPSC approved Tampa Electric’s petition filed on December 27, 2024 for the recovery, over an 18-month period beginning in March 2025, of $466 million to replenish the storm reserve for costs associated with Hurricane Idalia, Hurricane Debby, Hurricane Helene and Hurricane Milton and the associated interest, of which $407 million has been collected as of June 30, 2026. Based on the expected collection of the storm cost recovery amounts, on June 16, 2026, TEC notified the FPSC that the storm charge could be ended one month early, or after 17 months. The amount of cost-recovery is subject to a true-up mechanism with the FPSC.

Regulatory Assets and Liabilities

Details of the regulatory assets and liabilities are presented in the following table:

(millions)	June 30, 2026	December 31, 2025
Regulatory assets:
Regulatory tax asset (1)	$131	$126
Cost-recovery clauses (2)	30	37
Capital cost recovery for early retired assets (3)	534	530
Capital cost recovery for retired Polk Unit 1 components (4)	123	129
Postretirement benefits (5)	202	206
Storm reserve (6)	0	116
Other	55	38
Total regulatory assets	1,075	1,182
Less: Current portion	109	226
Long-term regulatory assets	$966	$956
Regulatory liabilities:
Regulatory tax liability (7)	$412	$426
Cost-recovery clauses - deferred balances (2)	15	38
Accumulated reserve - cost of removal (8)	323	315
Storm reserve (6)	26	0
Deferred production tax credits (9)	29	38
Other	25	24
Total regulatory liabilities	830	841
Less: Current portion	92	114
Long-term regulatory liabilities	$738	$727
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
(3)
This regulatory asset is related to the remaining net book value and the associated dismantlement cost of Big Bend Units 1 through 3 and smart meter assets that were retired. The balance earns a rate of return as permitted by the FPSC and will be recovered as a separate line item on customer bills for a period of 15 years, beginning in 2022 through 2036.
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

TEC’s effective tax rates for the six months ended June 30, 2026 and 2025 were 13.5% and 14.4%, respectively. The June 30, 2026 and 2025 effective tax rates are an estimate of the annual effective income tax rate. TEC’s effective tax rate for the six months ended June 30, 2026 and 2025 differed from the statutory rate principally due to the tax benefit from production tax credits and amortization of the regulatory tax liability resulting from tax reform. See Note 3 for further information regarding the regulatory tax liability.

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

Details of TECO Holdings' benefit cost are presented in the following table:

(millions)	Pension Benefits		Other Postretirement Benefits
Three months ended June 30,	2026	2025	2026	2025
Components of net periodic benefit cost
Service cost	$5	$5	$0	$0
Interest cost	9	9	2	1
Expected return on assets	(13)	(14)	0	0
Amortization of actuarial loss	3	2	0	0
Net periodic benefit cost	$4	$2	$2	$1
Six months ended June 30,
Components of net periodic benefit cost
Service cost	$10	$9	$0	$0
Interest cost	18	18	4	3
Expected return on assets	(26)	(27)	0	0
Amortization of actuarial loss	6	4	0	0
Net periodic benefit cost	$8	$4	$4	$3

TEC’s portion of the net periodic benefit cost for the three months ended June 30, 2026 and 2025, respectively, was $2 million and $1 million for pension benefits, and $2 million and $2 million for other postretirement benefits. TEC’s portion of the net periodic benefit cost for the six months ended June 30, 2026 and 2025, respectively, was $4 million and $2 million for pension benefits, and $3 million and $3 million for other postretirement benefits. TEC’s portion of net periodic benefit costs for pension and other benefits is included as an expense on the Condensed Statements of Income in “Operations & maintenance”.

TECO Holdings assumed a long-term expected return on assets of 7.30% and a discount rate of 5.41% for pension benefits under its qualified pension plan for 2026. For TECO Holdings' other postretirement benefits, TECO Holdings used a discount rate of 5.52% for 2026.

TECO Holdings made contributions of $8 million and $9 million to its qualified pension plan in the six months ended June 30, 2026 and 2025, respectively. TEC’s portion of these contributions was $6 million and $6 million during the six months ended June 30, 2026 and 2025, respectively. TECO Holdings expects to make contributions to the pension plan of $8 million for the remainder of 2026. TEC estimates its portion of the remaining 2026 contributions to be $6 million. See Note 1 for further information regarding TECO Holdings.

Included in the benefit cost discussed above, for the three and six months ended June 30, 2026, $2 million and $4 million, respectively, of unamortized prior service benefits and costs and actuarial gains and losses were reclassified by TEC from regulatory assets to the Condensed Statement of Income, compared with $2 million and $3 million for the three and six months ended June 30, 2025, respectively.

6. Short-Term Debt

Details of TEC’s short-term borrowings are presented in the following table:

	June 30, 2026				December 31, 2025
		Borrowings	Borrowings	Letters		Borrowings	Borrowings	Letters
	Credit	Outstanding -	Outstanding -	of Credit	Credit	Outstanding -	Outstanding -	of Credit
(millions)	Facility	Credit Facility (1)	Commercial Paper (1)	Outstanding	Facility	Credit Facility (1)	Commercial Paper (1)	Outstanding
5-year facility (2)	$1,200	$0	$801	$1	$1,200	$0	$773	$1
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

As of June 30, 2026, the credit facility required a commitment fee of 12.5 basis points. The weighted-average interest rate on borrowings outstanding under the credit facility and commercial paper at June 30, 2026 and December 31, 2025 was 4.1% and 4.0%, respectively.

As of June 30, 2026 and December 31, 2025, the carrying value of TEC’s short-term debt was not materially different from the fair value due to the short-term nature of the instruments and because the stated rates approximate market rates. The fair value of TEC’s short-term debt is determined using Level 2 measurements.

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

7. Long-Term Debt

Fair Value of Long-Term Debt

As of June 30, 2026, TEC’s long-term debt, including the current portion, had a carrying amount of $4,533 million and an estimated fair market value of $4,101 million. As of December 31, 2025, long-term debt had a carrying amount of $4,531 million and an estimated fair market value of $4,139 million. The fair value of the debt securities is determined using Level 2 measurements.

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

Long-Term Commitments

TEC has commitments for various purchases as disclosed below, including payment obligations under contractual agreements for fuel, fuel transportation and power purchases that are recovered from customers under regulatory clauses. The following is a schedule of future payments under net purchase obligations/commitments as of June 30, 2026:

			Fuel	Long-term		Purchased
		Capital	and	Service		Power
(millions)	Transportation	Projects (1)	Gas Supply	Agreements	Leases	Agreements	Total
2026	$77	$90	$142	$9	$2	$7	$327
2027	180	48	91	26	4	13	362
2028	140	28	53	21	4	13	259
2029	121	0	79	21	4	13	238
2030	115	6	0	21	4	13	159
Thereafter	1,096	0	0	23	162	54	1,335
Total future minimum payments	$1,729	$172	$365	$121	$180	$113	$2,680

(1) These estimates are subject to continuing review and adjustment and actual capital expenditures may vary significantly from these estimates.

Debt Covenants

TEC must meet certain financial tests, including a debt to capital ratio, as defined in the applicable debt agreements and has certain restrictive covenants in specific agreements and debt instruments. As of June 30, 2026, TEC was in compliance with all required covenants.

9. Revenue

The following disaggregates TEC’s revenue by major source:

(millions)
Three months ended June 30,	2026	2025
Electric revenue
Residential	$486	$462
Commercial	221	209
Industrial	52	49
Regulatory deferrals	(13)	6
Unbilled revenue	32	26
Other (1)	84	87
Total revenue	$862	$839

Six months ended June 30,	2026	2025
Electric revenue
Residential	$890	$798
Commercial	420	381
Industrial	98	95
Regulatory deferrals	(14)	16
Unbilled revenue	37	30
Other (1)	233	168
Total revenue	$1,664	$1,488
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

(millions)
Three months ended June 30,	2026	2025
Revenues	$862	$839
Less:
Fuel	134	120
Purchased power	47	68
Operations and maintenance, excluding FPSC-approved regulatory deferrals	104	100
Operations and maintenance related to FPSC-approved regulatory deferrals	103	106
Depreciation and amortization	137	124
Interest charges	59	52
Other segment items (1)	59	48
Provision for income taxes	30	33
Net income	$189	$188
Capital expenditures	$408	$459

Six months ended June 30,
Revenues	$1,664	$1,488
Less:
Fuel	310	243
Purchased power	85	106
Operations & maintenance, excluding FPSC-approved regulatory deferrals	208	197
Operations & maintenance related to FPSC-approved regulatory deferrals	192	151
Depreciation and amortization	271	246
Interest charges	118	104
Other segment items (1)	110	88
Provision for income taxes	50	51
Net income	$320	$302
Capital expenditures	$814	$768

Total assets at June 30, 2026	$14,653
Total assets at December 31, 2025	$14,071

(1) Other segment items include taxes other than income, partially offset by AFUDC and other income, net.

Item 2. MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS

Operating Company Results

Amounts included below are pre-tax, except net income and income taxes.

Tampa Electric’s net income for the second quarter of 2026 was $189 million, compared with $188 million for the same period in 2025. Results primarily reflected higher base revenues resulting from the subsequent year adjustment in the 2024 rate case, offset by higher depreciation and interest expenses. Base revenues are energy sales excluding revenues from clauses, gross receipts taxes and franchise fees. Clauses, gross receipts taxes and franchise fees do not have a material effect on net income as these revenues substantially represent a dollar-for-dollar recovery of clause and other pass-through costs.

Revenues for the second quarter of 2026 were $23 million higher than in the same period in 2025, driven by higher base revenue due to new base rates as a result of the subsequent year adjustment in the 2024 rate case and customer growth. Total degree days (a measure of heating and cooling demand) in Tampa Electric's service area in the second quarter of 2026 were 13% above normal (a 20-year statistical degree day average) and 2% below the 2025 period, reflecting mild weather in the second quarter of 2026 compared to 2025.

O&M expense for the second quarter of 2026 was $1 million higher than in 2025 due to increased operational expenses of $4 million, offset by decreased regulatory deferrals of $3 million. The increase in operating expenses was primarily due to timing of generation outages. Depreciation and amortization expense increased $13 million for the second quarter of 2026 compared to 2025 as a result of additions to facilities and the in-service of capital projects.

Tampa Electric’s net income year-to-date 2026 was $320 million, compared with $302 million for the same period in 2025. Results primarily reflected higher base revenues resulting from the subsequent year adjustment in the 2024 rate case, partially offset by higher depreciation, O&M and interest expenses.

Revenues were $176 million higher than year-to-date 2025 primarily driven by higher base revenue due to new base rates as a result of the subsequent year adjustment in the 2024 rate case, storm surcharge revenue, increased off-system sales, favorable weather compared to the same period in 2025, increased regulatory deferral revenue and customer growth. Total degree days (a measure of heating and cooling demand) in Tampa Electric's service area year-to-date 2026 were 16% above normal (a 20-year statistical degree day average) and 6% above the 2025 period, reflecting favorable weather year-to-date in 2026 compared to 2025. Results also reflect a 1% increase in the number of customers year-to-date in 2026 compared to the same period in 2025.

O&M expense was $52 million higher than year-to-date 2025 due to storm cost recognition of $47 million related to storm surcharge revenue (offset in revenue) and increased operational expenses of $9 million, partially offset by decreased regulatory deferrals of $4 million. The increase in operating expenses was primarily due to timing of generation outages. Depreciation and amortization expense increased $25 million year-to-date 2026 compared to the same period in 2025 primarily due to additions to facilities and the in-service of capital projects.

TEC’s regulated operating statistics for the three and six months ended June 30, 2026 and 2025 were as follows:

(millions, except total degree days)	Operating Revenues			Kilowatt-Hours Billed
Three months ended June 30,	2026	2025	% Change	2026	2025	% Change
By Customer Type
Residential (1)	$486	$462	5	2,615	2,631	(1)
Commercial (1)	221	209	6	1,659	1,647	1
Industrial (1)	52	49	6	519	532	(2)
Other (1)	66	63	5	487	488	(0)
Regulatory deferrals and unbilled revenue (2)	19	32	(41)
Total retail sales of electricity	844	815	4	5,280	5,298	(0)
Off system sales of electricity	3	4	(25)	61	102	(40)
Other operating revenue	15	20	(25)
Total revenues	$862	$839	3	5,341	5,400	(1)
By Sales Type
Base	$479	$453	6
Clause	231	229	1
Capital cost recovery for early retired assets	17	17	0
Storm surcharge	78	78	0
Gross receipts taxes and franchise fees	38	37	3
Other	19	25	(24)
Total revenues	$862	$839	3
Retail net energy for load (kilowatt hours)	5,892	5,895	(0)
Total degree days	1,437	1,470	(2)

(millions, except customers and total degree days)	Operating Revenues			Kilowatt-Hours Billed
Six months ended June 30,	2026	2025	% Change	2026	2025	% Change
By Customer Type
Residential (1)	$890	$798	12	4,773	4,718	1
Commercial (1)	420	381	10	3,087	3,059	1
Industrial (1)	98	95	3	1,000	1,053	(5)
Other (1)	129	119	8	940	937	0
Regulatory deferrals and unbilled revenue (2)	23	46	(50)
Total retail sales of electricity	1,560	1,439	8	9,800	9,767	0
Off system sales of electricity	56	14	300	252	269	(6)
Other operating revenue	48	35	37
Total revenues	$1,664	$1,488	12	10,052	10,036	0
By Sales Type
Base	$876	$823	6
Clause	436	420	4
Capital cost recovery for early retired assets	32	32	0
Storm surcharge	144	98	47
Gross receipts taxes and franchise fees	72	66	9
Other	104	49	112
Total revenues	$1,664	$1,488	12

Customers at June 30, (thousands)	871	862	1
Retail net energy for load (kilowatt-hours)	10,581	10,504	1
Total degree days	2,184	2,063	6
(1)
Reflects a billing cycle measurement.
(2)
Primarily reflects unbilled revenue, which incorporates a calendar measurement, and postings for clause recovery deferrals.

Other Income

For the second quarter of 2026 and 2025, respectively, TEC’s other income was $12 million and $17 million, which included AFUDC-equity of $8 million and $11 million and other income of $4 million and $6 million. For the year-to-date periods in 2026 and 2025, respectively, TEC’s other income was $25 million and $33 million, which included AFUDC-equity of $15 million and $21 million and other income of $10 million and $12 million. The decrease in AFUDC-equity in the second quarter of 2026 compared to the second quarter of 2025 is due to the timing of the in-service of resiliency projects.

Interest Expense

For the second quarter of 2026 and 2025, TEC’s interest expense, excluding AFUDC-debt, was $62 million and $57 million, respectively. For the year-to-date periods in 2026 and 2025, TEC’s interest expense, excluding AFUDC-debt, was $124 million and $112 million, respectively. The increase is due to higher borrowings, primarily in support of TEC's capital program.

Income Taxes

The provisions for income taxes were $30 million and $33 million for the three months ended June 30, 2026 and 2025, respectively, and $50 million and $51 million for the six months ended June 30, 2026 and 2025, respectively. Compared to the 2025 periods, the decrease in the provision for income taxes for the three and six months ended June 30, 2026 was primarily due to higher benefit from production tax credits related to solar facilities.

Liquidity and Capital Resources

The table below sets forth the June 30, 2026 liquidity, cash balances and amounts available under the TEC credit facilities.

(millions)
Credit facilities/ commercial paper	$1,200
Drawn amounts/letters of credit	(802)
Available credit facilities	398
Cash	18
Total liquidity	$416

Cash Impacts Related to Operating Activities

Cash flows from operating activities in the six months ended June 30, 2026 were $630 million, an increase of $371 million compared to the same period in 2025. Increases to cash from operations were primarily due to higher 2025 payments related to the 2024 storm season, lower fuel costs and higher storm surcharge collections in 2026.

Cash Impacts Related to Financing Activities

Cash flows from financing activities for the six months ended June 30, 2026 resulted in net cash inflows of $192 million. TEC received $380 million of equity contributions from Parent and $28 million of net receipts of short-term debt with maturities of 90 days or less, partially offset by $216 million of dividends to Parent.

Covenants in Financing Agreements

In order to utilize its bank credit facilities, TEC must meet certain financial tests as defined in the applicable agreements. In addition, TEC has certain restrictive covenants in specific agreements and debt instruments. As of June 30, 2026, TEC was in compliance with all applicable financial covenants. The following table contains the significant financial covenant and the performance relative to it as of June 30, 2026.

Significant Financial Covenants

			Calculation at
Instrument (1)	Financial Covenant (2)	Requirement/Restriction	June 30, 2026
Credit facility - $1,200 million	Debt/capital	Cannot exceed 65%	45.7%

(1)
See Note 6 to the TEC Condensed Financial Statements for details of the credit facility.
(2)
As defined in the instrument.

Credit Ratings of Senior Unsecured Debt as of June 30, 2026

	S&P	Moody’s	Fitch
Credit ratings of senior unsecured debt	BBB+	A3	A
Credit ratings outlook	Stable	Stable	Stable

Certain of TEC’s derivative instruments contain provisions that require TEC’s debt to maintain investment-grade credit ratings.

Commitments and Contingencies

See Note 8 to the TEC Condensed Financial Statements for information regarding TEC’s commitments and contingencies as of June 30, 2026.

Regulatory Matters

See Note 3 to the TEC Condensed Financial Statements for information regarding TEC’s regulatory matters, including TEC's request for a base rate increase and TEC's storm restoration cost recovery.

Fair Value Measurements

TEC considered the impact of nonperformance risk in determining the fair value of derivatives. TEC considered the net position with each counterparty, past performance and the intent of the parties, indications of credit deterioration and whether the markets in which TEC transacts have experienced dislocation. As of June 30, 2026, the fair value of derivatives was not materially affected by nonperformance risk.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by Item 3 is omitted pursuant to General Instruction H(2) of Form 10-Q.

Item 4. CONTROLS AND PROCEDURES

(a)
Evaluation of Disclosure Controls and Procedures. TEC’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of TEC’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2026. Based on such evaluation, TEC’s principal financial officer and principal executive officer have concluded that, as of June 30, 2026, TEC’s disclosure controls and procedures are effective.
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

TAMPA ELECTRIC COMPANY
(Registrant)

Date: August 7, 2026	By:	/s/ JARED GREEN
Jared Green
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)