Form 10-Q
period 2026-09-30
TAMPA ELECTRIC CO
filed 2026-11-06
CIK 96271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 5, 2026, there were 10 shares of Tampa Electric Company’s common stock issued and outstanding, all of which were held, beneficially and of record, by TECO Holdings, Inc.

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

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

TAMPA ELECTRIC COMPANY

Condensed Balance Sheets

Unaudited

(millions)	September 30,	December 31,
Assets	2026	2025
Property, plant and equipment
Utility plant, at original costs	$16,900	$15,787
Accumulated depreciation	(3,873)	(3,626)
Utility plant, net	13,027	12,161
Other property	28	20
Total property, plant and equipment, net	13,055	12,181

Current assets
Cash and cash equivalents	11	3
Receivables, less allowance for credit losses of $1 and $1 at September 30, 2026 and December 31, 2025, respectively	356	258
Due from affiliates	19	17
Inventories, at average cost
Fuel	29	38
Materials and supplies	214	216
Regulatory assets	100	226
Prepayments and other current assets	45	38
Total current assets	774	796

Other assets
Regulatory assets	965	956
Other	171	138
Total other assets	1,136	1,094
Total assets	$14,965	$14,071

The accompanying notes are an integral part of the condensed financial statements.

TAMPA ELECTRIC COMPANY

Condensed Balance Sheets - continued

Unaudited

(millions)	September 30,	December 31,
Liabilities and Capitalization	2026	2025
Capitalization
Common stock	$6,105	$5,635
Accumulated other comprehensive loss	0	(1)
Retained earnings	351	219
Total capital	6,456	5,853
Long-term debt	4,534	4,531
Total capitalization	10,990	10,384

Current liabilities
Notes payable	885	773
Accounts payable	360	366
Due to affiliates	29	15
Customer deposits	138	129
Regulatory liabilities	126	114
Accrued interest	48	42
Accrued taxes	93	14
Other	44	60
Total current liabilities	1,723	1,513

Long-term liabilities
Deferred income taxes	999	969
Regulatory liabilities	759	727
Investment tax credits	233	234
Finance lease liabilities	48	48
Deferred credits and other liabilities	213	196
Total long-term liabilities	2,252	2,174

Commitments and Contingencies (see Note 8)

Total liabilities and capitalization	$14,965	$14,071

The accompanying notes are an integral part of the condensed financial statements.

TAMPA ELECTRIC COMPANY

Condensed Statements of Income and Comprehensive Income

Unaudited

	Three months ended September 30,
(millions)	2026	2025
Revenues
Electric	$893	$921
Expenses
Fuel	205	151
Purchased power	15	53
Operations and maintenance	163	223
Depreciation and amortization	134	128
Taxes, other than income	71	66
Total expenses	588	621
Income from operations	305	300
Other income
Allowance for equity funds used during construction	9	7
Other income, net	5	7
Total other income	14	14
Interest charges
Interest expense	62	59
Allowance for borrowed funds used during construction	(3)	(2)
Total interest charges	59	57
Income before provision for income taxes	260	257
Provision for income taxes	43	37
Net income	$217	$220
Other comprehensive income, net of tax
Gain on cash flow hedges	1	0
Comprehensive income	$218	$220

The accompanying notes are an integral part of the condensed financial statements.

TAMPA ELECTRIC COMPANY

Condensed Statements of Income and Comprehensive Income

Unaudited

	Nine months ended September 30,
(millions)	2026	2025
Revenues
Electric	$2,557	$2,409
Expenses
Fuel	515	394
Purchased power	100	159
Operations and maintenance	563	571
Depreciation and amortization	405	374
Taxes, other than income	206	187
Total expenses	1,789	1,685
Income from operations	768	724
Other income
Allowance for equity funds used during construction	24	28
Other income, net	15	19
Total other income	39	47
Interest charges
Interest expense	186	171
Allowance for borrowed funds used during construction	(9)	(10)
Total interest charges	177	161
Income before provision for income taxes	630	610
Provision for income taxes	93	88
Net income	$537	$522
Other comprehensive income, net of tax
Gain on cash flow hedges	1	0
Comprehensive income	$538	$522

The accompanying notes are an integral part of the condensed financial statements.

TAMPA ELECTRIC COMPANY

Condensed Statements of Cash Flows

Unaudited

	Nine months ended September 30,
(millions)	2026	2025
Cash flows from operating activities
Net income	$537	$522
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	405	374
Deferred income taxes and investment tax credits	2	(19)
Allowance for equity funds used during construction	(24)	(28)
Deferred recovery clauses	29	(68)
Regulatory assets and liabilities	160	194
Pension and postretirement asset and liabilities	(9)	(11)
Other	4	(28)
Changes in working capital:
Receivables, less allowance for credit losses	(100)	(120)
Inventories	10	(2)
Taxes accrued	79	69
Interest accrued	6	17
Accounts payable	(25)	(259)
Other	(3)	(9)
Cash flows from operating activities	1,071	632
Cash flows used in investing activities
Capital expenditures	(1,247)	(1,130)
Net proceeds from sale of assets	7	19
Cash flows used in investing activities	(1,240)	(1,111)
Cash flows from financing activities
Equity contributions from Parent	470	400
Proceeds from long-term debt issuance	0	593
Net increase (decrease) in short-term debt (maturities of 90 days or less)	112	(126)
Dividends to Parent	(405)	(386)
Cash flows from financing activities	177	481
Net increase in cash and cash equivalents	8	2
Cash and cash equivalents at beginning of period	3	4
Cash and cash equivalents at end of period	$11	$6
Supplemental disclosure of non-cash investing and financing activities:
Change in accrued capital expenditures	$29	$(24)

The accompanying notes are an integral part of the condensed financial statements.

TAMPA ELECTRIC COMPANY

Condensed Statements of Capital

Unaudited

				Accumulated
				Other
		Common	Retained	Comprehensive	Total
(millions, except share amounts)	Shares	Stock	Earnings	Loss	Capital
Three months ended September 30, 2026
Balance at June 30, 2026	10	$6,015	$322	$(1)	$6,336
Net income			217		217
Equity contributions from Parent		90			90
Dividends to Parent			(189)		(189)
Other comprehensive income				1	1
Other			1		1
Balance at September 30, 2026	10	$6,105	$351	$0	$6,456

Three months ended September 30, 2025
Balance at June 30, 2025	10	$5,380	$322	$(1)	$5,701
Net income			220		220
Equity contributions from Parent		125			125
Dividends to Parent			(188)		(188)
Other			(1)		(1)
Balance at September 30, 2025	10	$5,505	$353	$(1)	$5,857

Nine months ended September 30, 2026
Balance at December 31, 2025	10	$5,635	$219	$(1)	$5,853
Net income			537		537
Equity contributions from Parent		470			470
Dividends to Parent			(405)		(405)
Other comprehensive income				1	1
Balance at September 30, 2026	10	$6,105	$351	$0	$6,456

Nine months ended September 30, 2025
Balance at December 31, 2024	10	5,105	218	(1)	5,322
Net income			522		522
Equity contributions from Parent		400			400
Dividends to Parent			(386)		(386)
Other			(1)		(1)
Balance at September 30, 2025	10	$5,505	$353	$(1)	$5,857

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

In the opinion of management, the unaudited condensed financial statements include all adjustments that are of a recurring nature and necessary to state fairly the financial position of TEC as of September 30, 2026 and December 31, 2025, and the results of operations and cash flows for the periods ended September 30, 2026 and 2025. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that can be expected for the entire fiscal year ending December 31, 2026.

The Condensed Balance Sheet at December 31, 2025 was derived from audited financial statements; however, this quarterly report on Form 10-Q does not include all year-end disclosures required for an annual report on Form 10-K by U.S. GAAP.

Receivables and Allowance for Credit Losses

Receivables on the Condensed Balance Sheets include receivables from contracts with customers, which consist of services to residential, commercial, industrial and other customers, totaling $356 million and $258 million as of September 30, 2026 and December 31, 2025, respectively. An allowance for credit losses is established based on TEC’s collection experience and reasonable and supportable forecasts that affect the collectibility of the reported amount. Circumstances that could affect TEC’s estimates of credit losses include, but are not limited to, customer credit issues, generating fuel prices, customer deposits and general economic conditions. Accounts are reserved in the allowance or written off once they are deemed to be uncollectible.

As of September 30, 2026 and December 31, 2025, unbilled revenues of $105 million and $73 million, respectively, are included in the “Receivables” line item on the Condensed Balance Sheets.

Accounting for Franchise Fees and Gross Receipts

TEC is allowed to recover certain costs from customers on a dollar-for-dollar basis through rates approved by the FPSC. The amounts included in customers’ bills for franchise fees and gross receipt taxes are included as revenues on the Condensed Statements of Income. Franchise fees and gross receipt taxes payable by TEC are included as an expense on the Condensed Statements of Income in “Taxes, other than income”. These amounts totaled $43 million and $43 million for the three months ended September 30, 2026 and 2025, respectively, and totaled $115 million and $109 million for the nine months ended September 30, 2026 and 2025, respectively.

Investment and Production Tax Credits

ITCs have been recorded as deferred credits and are being amortized as reductions to income tax expense as required by regulatory practices. TEC recognizes a reduction of income tax expense for PTCs earned by its eligible solar assets. The PTCs are based on a per kilowatt-hour rate prescribed by applicable federal statutes.

TEC elects to account for the sale of tax credits in accordance with ASC 740, Income Taxes, and includes the discount from the sale of tax credits as a component of income tax expense. TEC includes any expected proceeds from the sale of tax credits in the evaluation of the realizability of its deferred tax assets and records a valuation allowance for the difference between the recorded deferred tax asset attributable to the credits and the expected proceeds. The sale of tax credits is presented in the operating activities section of the Condensed Statement of Cash Flows consistent with the presentation of taxes paid.

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

3. Regulatory

Base Rates

On April 2, 2024, Tampa Electric requested a base rate increase, reflecting an increased revenue requirement of $297 million, effective January 1, 2025, and additional adjustments of $100 million and $72 million for 2026 and 2027, respectively. Prior to the rate case hearing, Tampa Electric submitted revisions to its requested base rate increase to reflect items that included production tax credits, energy storage life expectancy, and the company’s grid reliability and resilience project. On December 3, 2024, the FPSC rendered a decision during a Special Agenda and the final order, reflecting such decision, was issued on February 3, 2025. The FPSC decision includes an increase of $185 million in 2025 and adjustments of $87 million and $9 million in 2026 and 2027, respectively. The decision also allowed for equity in the capital structure to continue to be 54% from investor sources of capital. The allowed regulatory ROE range is 9.50% to 11.50% with a 10.50% midpoint, effective January 1, 2025. On February 18, 2025, a motion for reconsideration on certain aspects of the rate case order was filed by an intervening party with the FPSC. On May 6, 2025, the FPSC denied the motion for reconsideration, except with respect to immaterial calculation corrections, and a final order was issued on June 11, 2025. On March 3, 2025, two intervening parties each filed a notice of appeal to the Florida Supreme Court regarding the outcome of Tampa Electric's 2024 base rate proceeding. On January 12, 2026, the intervening parties filed their briefs related to the appeal. On April 13, 2026, the FPSC and TEC filed responses to the briefs. On October 7, 2026, the Florida Supreme Court heard oral arguments. To date, the Florida Supreme Court has not made a decision regarding this case.

On September 4, 2025, TEC petitioned the FPSC to increase base revenue by $88 million to reflect the 2026 adjustment in accordance with the 2024 rate case decision. On November 4, 2025, the FPSC approved the adjustment, with new rates becoming effective January 1, 2026.

On September 3, 2026, TEC petitioned the FPSC to increase base revenue by $9 million to reflect the 2027 adjustment in accordance with the 2024 rate case decision. TEC expects the FPSC to reach a decision in the fourth quarter of 2026.

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

Large-load Customer Tariff

On September 30, 2026, TEC petitioned the FPSC for approval of large load customer tariffs in accordance with Florida’s data center law, Senate Bill 484, which requires public utilities to establish a minimum tariff and service requirement for large-load customers.

Storm Restoration Cost Recovery

In accordance with Tampa Electric’s 2021 rate case settlement agreement and with Tampa Electric's 2024 rate case order, in the event of a named storm that results in damage to its system, Tampa Electric can petition the FPSC to seek recovery of those costs over a 12-month period or longer as determined by the FPSC, as well as replenish its storm reserve regulatory liability of $56 million. Based on an FPSC order, if the charges to the storm reserve exceed the reserve liability account balance, the excess is to be carried as a regulatory asset. As of December 31, 2025, the balance in the regulatory asset for storm restoration costs was $116 million. As of September 30, 2026, the storm reserve liability account balance was $56 million.

Hurricane Helene made landfall on September 26, 2024. Tampa Electric was impacted by Hurricane Helene, resulting in a peak number of customers out of approximately 100,000. As of September 30, 2026, TEC deferred $48 million related to Hurricane Helene to the storm reserve for future recovery, with a minimal impact to earnings.

Hurricane Milton, the worst weather event to impact the area in over 100 years, made landfall on October 9, 2024. Tampa Electric was impacted by Hurricane Milton, resulting in a peak number of customers out of approximately 600,000. As of September 30, 2026, TEC deferred $334 million related to Hurricane Milton to the storm reserve for future recovery, with a minimal impact to earnings.

Restoration costs for the storms described above were deferred and were collected from customers. On February 4, 2025, the FPSC approved Tampa Electric’s petition filed on December 27, 2024 for the recovery, over an 18-month period beginning in March 2025, of $466 million to replenish the storm reserve for costs associated with Hurricane Idalia, Hurricane Debby, Hurricane Helene and Hurricane Milton and the associated interest, of which $440 million has been collected as of September 30, 2026. Based on the expected collection of the storm cost recovery amounts, on June 16, 2026, TEC notified the FPSC that the storm charge could be ended one month early, or after 17 months. The amount of cost-recovery is subject to a true-up mechanism with the FPSC, which TEC expects to file in the fourth quarter of 2026.

Regulatory Assets and Liabilities

Details of the regulatory assets and liabilities are presented in the following table:

(millions)	September 30, 2026	December 31, 2025
Regulatory assets:
Regulatory tax asset (1)	$132	$126
Cost-recovery clauses (2)	18	37
Capital cost recovery for early retired assets (3)	538	530
Capital cost recovery for retired Polk Unit 1 components (4)	120	129
Postretirement benefits (5)	200	206
Storm reserve (6)	0	116
Other	57	38
Total regulatory assets	1,065	1,182
Less: Current portion	100	226
Long-term regulatory assets	$965	$956
Regulatory liabilities:
Regulatory tax liability (7)	$402	$426
Cost-recovery clauses - deferred balances (2)	48	38
Accumulated reserve - cost of removal (8)	329	315
Storm reserve (6)	56	0
Deferred production tax credits (9)	24	38
Other	26	24
Total regulatory liabilities	885	841
Less: Current portion	126	114
Long-term regulatory liabilities	$759	$727
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

TEC’s effective tax rates for the nine months ended September 30, 2026 and 2025 were 14.8% and 14.4%, respectively. The September 30, 2026 and 2025 effective tax rates are an estimate of the annual effective income tax rate. TEC’s effective tax rate for the nine months ended September 30, 2026 and 2025 differed from the statutory rate principally due to the tax benefit from production tax credits and amortization of the regulatory tax liability resulting from tax reform. See Note 3 for further information regarding the regulatory tax liability.

Sale of Production Tax Credits

The Inflation Reduction Act established transferability markets for tax credits including solar PTCs and ITCs. During the third quarter of 2026, TEC recorded a valuation allowance of $6 million for the difference between the recorded deferred tax asset attributable to the credits and the expected proceeds. On October 2, 2026, TEC received cash in the amount of $34 million from the sale of PTCs.

5. Employee Postretirement Benefits

In 2024, TEC was a participant in the comprehensive retirement plans of TECO Energy, LLC (formerly known as TECO Energy, Inc. prior to April 1, 2024), including a qualified, non-contributory defined benefit retirement plan that covers substantially all employees. Subsequent to April 1, 2024, TECO Energy, LLC became a wholly owned subsidiary of the newly created TECO Holdings (see Note 1 for further detail). Effective January 1, 2025, the comprehensive retirement plans were transferred to TECO Holdings. Effective January 1, 2026, the active employees of New Mexico Gas Company and the benefits attributable to those active employees under the TECO Holdings Group Retirement Plan were transferred from this TECO Holdings plan to the New Mexico Gas Company Spin-off plan. On August 12, 2026, TECO Holdings completed a transaction to sell New Mexico Gas Company. As a result, a curtailment and a remeasurement of the NMGC Spin-off plan occurred in the third quarter of 2026. See curtailment-related line items in the tables below, which did not impact TEC's financial statements. The following table presents details related to TECO Holdings' periodic benefit cost for pension and other postretirement benefits. Amounts disclosed for TECO Holdings' pension benefits include the amounts related to its qualified pension plans and non-qualified, non-contributory SERP and Restoration Plan.

Details of TECO Holdings' benefit cost are presented in the following table:

(millions)	Pension Benefits		Other Postretirement Benefits
Three months ended September 30,	2026	2025	2026	2025
Components of net periodic benefit cost
Service cost	$4	$4	$1	$1
Interest cost	9	9	1	2
Expected return on assets	(13)	(13)	0	0
Amortization of actuarial loss (gain)	3	2	(1)	(1)
Curtailment cost (1)	4	0	0	0
Net periodic benefit cost	$7	$2	$1	$2
Nine months ended September 30,
Components of net periodic benefit cost
Service cost	$14	$13	$1	$1
Interest cost	27	27	5	5
Expected return on assets	(39)	(40)	0	0
Amortization of actuarial loss (gain)	9	6	(1)	(1)
Curtailment cost (1)	4	0	0	0
Net periodic benefit cost	$15	$6	$5	$5
(1)
Represents pension-related costs associated with the New Mexico Gas Company Spin-off plan. Such costs were not recorded in TEC's financial statements, and therefore, had no impact on the results of operations.

TEC’s portion of the net periodic benefit cost for the three months ended September 30, 2026 and 2025, respectively, was $1 million and zero for pension benefits, and $1 million and $1 million for other postretirement benefits. TEC’s portion of the net periodic benefit cost for the nine months ended September 30, 2026 and 2025, respectively, was $5 million and $2 million for pension benefits, and $4 million and $4 million for other postretirement benefits. TEC’s portion of net periodic benefit costs for pension and other benefits is included as an expense on the Condensed Statements of Income in “Operations & maintenance”.

TECO Holdings assumed a long-term expected return on assets of 7.30% and a discount rate of 5.41% for pension benefits under its qualified pension plan for 2026. For TECO Holdings' other postretirement benefits, TECO Holdings used a discount rate of 5.71% for 2026.

TECO Holdings made contributions of $16 million and $18 million to its qualified pension plan in the nine months ended September 30, 2026 and 2025, respectively. TEC’s portion of these contributions was $12 million and $11 million during the nine months ended September 30, 2026 and 2025, respectively. TECO Holdings does not expect to make contributions to the pension plan for the remainder of 2026. See Note 1 for further information regarding TECO Holdings.

Included in the benefit cost discussed above, for the three and nine months ended September 30, 2026, $3 million and $7 million, respectively, of unamortized prior service benefits and costs and actuarial gains and losses were reclassified by TEC from regulatory assets to the Condensed Statement of Income, compared with $1 million and $4 million for the three and nine months ended September 30, 2025, respectively.

6. Short-Term Debt

Details of TEC’s short-term borrowings are presented in the following table:

	September 30, 2026				December 31, 2025
		Borrowings	Borrowings	Letters		Borrowings	Borrowings	Letters
	Credit	Outstanding -	Outstanding -	of Credit	Credit	Outstanding -	Outstanding -	of Credit
(millions)	Facility	Credit Facility (1)	Commercial Paper (1)	Outstanding	Facility	Credit Facility (1)	Commercial Paper (1)	Outstanding
5-year facility (2)	$1,200	$0	$885	$1	$1,200	$0	$773	$1
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

As of September 30, 2026, the credit facility required a commitment fee of 12.5 basis points. The weighted-average interest rate on borrowings outstanding under the credit facility and commercial paper at September 30, 2026 and December 31, 2025 was 4.2% and 4.0%, respectively.

As of September 30, 2026 and December 31, 2025, the carrying value of TEC’s short-term debt was not materially different from the fair value due to the short-term nature of the instruments and because the stated rates approximate market rates. The fair value of TEC’s short-term debt is determined using Level 2 measurements.

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

7. Long-Term Debt

Fair Value of Long-Term Debt

As of September 30, 2026, TEC’s long-term debt, including the current portion, had a carrying amount of $4,534 million and an estimated fair market value of $3,814 million. As of December 31, 2025, long-term debt had a carrying amount of $4,531 million and an estimated fair market value of $4,139 million. The fair value of the debt securities is determined using Level 2 measurements.

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

Long-Term Commitments

TEC has commitments for various purchases as disclosed below, including payment obligations under contractual agreements for fuel, fuel transportation and power purchases that are recovered from customers under regulatory clauses. The following is a schedule of future payments under net purchase obligations/commitments as of September 30, 2026:

			Fuel	Long-term		Purchased
		Capital	and	Service		Power
(millions)	Transportation	Projects (1)	Gas Supply	Agreements	Leases	Agreements	Total
2026	$37	$83	$53	$4	$1	$3	$181
2027	186	48	174	21	4	13	446
2028	144	28	81	20	4	13	290
2029	121	0	82	20	4	13	240
2030	115	5	0	22	4	13	159
Thereafter	1,096	0	0	23	183	54	1,356
Total future minimum payments	$1,699	$164	$390	$110	$200	$109	$2,672

(1) These estimates are subject to continuing review and adjustment and actual capital expenditures may vary significantly from these estimates.

Debt Covenants

TEC must meet certain financial tests, including a debt to capital ratio, as defined in the applicable debt agreements and has certain restrictive covenants in specific agreements and debt instruments. As of September 30, 2026, TEC was in compliance with all required covenants.

9. Revenue

The following disaggregates TEC’s revenue by major source:

(millions)
Three months ended September 30,	2026	2025
Electric revenue
Residential	$561	$572
Commercial	233	234
Industrial	50	51
Regulatory deferrals	(35)	(26)
Unbilled revenue	(5)	1
Other (1)	89	89
Total revenue	$893	$921

Nine months ended September 30,	2026	2025
Electric revenue
Residential	$1,451	$1,370
Commercial	653	615
Industrial	148	146
Regulatory deferrals	(49)	(10)
Unbilled revenue	32	31
Other (1)	322	257
Total revenue	$2,557	$2,409
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

(millions)
Three months ended September 30,	2026	2025
Revenues	$893	$921
Less:
Fuel	205	151
Purchased power	15	53
Operations and maintenance, excluding FPSC-approved regulatory deferrals	103	101
Operations and maintenance related to FPSC-approved regulatory deferrals	60	122
Depreciation and amortization	134	128
Interest charges	59	57
Other segment items (1)	57	52
Provision for income taxes	43	37
Net income	$217	$220
Capital expenditures	$433	$362

Nine months ended September 30,
Revenues	$2,557	$2,409
Less:
Fuel	515	394
Purchased power	100	159
Operations & maintenance, excluding FPSC-approved regulatory deferrals	311	298
Operations & maintenance related to FPSC-approved regulatory deferrals	252	273
Depreciation and amortization	405	374
Interest charges	177	161
Other segment items (1)	167	140
Provision for income taxes	93	88
Net income	$537	$522
Capital expenditures	$1,247	$1,130

Total assets at September 30, 2026	$14,965
Total assets at December 31, 2025	$14,071

(1) Other segment items include taxes other than income, partially offset by AFUDC and other income, net.

Item 2. MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS

Operating Company Results

Amounts included below are pre-tax, except net income and income taxes.

TEC’s net income for the third quarter of 2026 was $217 million, compared with $220 million for the same period in 2025. Results primarily reflected higher base revenues resulting from the subsequent year adjustment in the 2024 rate case, offset by a one-time reduction in recoverable fuel and purchased power costs (see Note 3 of the TEC Condensed Financial Statements for further information), higher depreciation and higher taxes. Base revenues are energy sales excluding revenues from clauses, gross receipts taxes and franchise fees. Clauses, gross receipts taxes and franchise fees do not have a material effect on net income as these revenues substantially represent a dollar-for-dollar recovery of clause and other pass-through costs.

Revenues for the third quarter of 2026 were $28 million lower than in the same period in 2025, driven by the reduction of storm surcharge revenue and unfavorable weather compared to the same period in 2025, partially offset by higher base revenue due to new base rates as a result of the subsequent year adjustment in the 2024 rate case and customer growth. Total degree days (a measure of heating and cooling demand) in TEC's service area in the third quarter of 2026 were consistent with normal (a 20-year statistical degree day average) and 5% below the 2025 period, reflecting milder weather in the third quarter of 2026 compared to 2025.

O&M expense for the third quarter of 2026 was $60 million lower than in 2025 primarily due to lower storm cost recognition of $62 million related to storm surcharge revenue (offset in revenue). Depreciation and amortization expense increased $6 million for the third quarter of 2026 compared to 2025 as a result of additions to facilities and the in-service of capital projects, partially offset by the approval of the revised Bayside Station depreciation rates (see Note 3 of the TEC Condensed Financial Statements for further information).

TEC’s net income year-to-date 2026 was $537 million, compared with $522 million for the same period in 2025. Results primarily reflected higher base revenues resulting from the subsequent year adjustment in the 2024 rate case and additional storm protection plan return on investment, partially offset by higher depreciation, interest and operational expenses.

Revenues were $148 million higher than year-to-date 2025 primarily driven by higher base revenue due to new base rates as a result of the subsequent year adjustment in the 2024 rate case, increased off-system sales, increased regulatory deferral revenue, customer growth, and favorable weather compared to the same period in 2025. Total degree days (a measure of heating and cooling demand) in TEC's service area year-to-date 2026 were 8% above normal (a 20-year statistical degree day average) and 1% above the 2025 period, reflecting favorable weather year-to-date in 2026 compared to 2025. Results also reflect a 1% increase in the number of customers year-to-date in 2026 compared to the same period in 2025.

O&M expense was $8 million lower than year-to-date 2025 due to lower storm cost recognition of $15 million related to storm surcharge revenue (offset in revenue) and decreased regulatory deferrals of $6 million, partially offset by increased operational expenses of $13 million. The increase in operating expenses was primarily due to generation outages. Depreciation and amortization expense increased $31 million year-to-date 2026 compared to the same period in 2025 primarily due to additions to facilities and the in-service of capital projects.

TEC’s regulated operating statistics for the three and nine months ended September 30, 2026 and 2025 were as follows:

(millions, except total degree days)	Operating Revenues			Kilowatt-Hours Billed
Three months ended September 30,	2026	2025	% Change	2026	2025	% Change
By Customer Type
Residential (1)	$561	$572	(2)	3,278	3,249	1
Commercial (1)	233	234	(0)	1,905	1,872	2
Industrial (1)	50	51	(2)	532	544	(2)
Other (1)	68	69	(1)	539	546	(1)
Regulatory deferrals and unbilled revenue (2)	(40)	(25)	60
Total retail sales of electricity	872	901	(3)	6,254	6,211	1
Off system sales of electricity	4	1	300	95	59	61
Other operating revenue	17	19	(11)
Total revenues	$893	$921	(3)	6,349	6,270	1
By Sales Type
Base	$520	$496	5
Clause	256	248	3
Capital cost recovery for early retired assets	20	21	(5)
Storm surcharge	32	94	(66)
Gross receipts taxes and franchise fees	43	43	0
Other	22	19	16
Total revenues	$893	$921	(3)
Retail net energy for load (kilowatt hours)	6,496	6,549	(1)
Total degree days	1,718	1,806	(5)

(millions, except customers and total degree days)	Operating Revenues			Kilowatt-Hours Billed
Nine months ended September 30,	2026	2025	% Change	2026	2025	% Change
By Customer Type
Residential (1)	$1,451	$1,370	6	8,051	7,967	1
Commercial (1)	653	615	6	4,992	4,931	1
Industrial (1)	148	146	1	1,532	1,597	(4)
Other (1)	197	188	5	1,479	1,483	(0)
Regulatory deferrals and unbilled revenue (2)	(17)	21	(181)	-
Total retail sales of electricity	2,432	2,340	4	16,054	15,978	0
Off system sales of electricity	60	15	300	347	328	6
Other operating revenue	65	54	20
Total revenues	$2,557	$2,409	6	16,401	16,306	1
By Sales Type
Base	$1,396	$1,320	6
Clause	692	668	4
Capital cost recovery for early retired assets	52	53	(2)
Storm surcharge	176	191	(8)
Gross receipts taxes and franchise fees	115	109	6
Other	126	68	85
Total revenues	$2,557	$2,409	6

Customers at September 30, (thousands)	873	864	1
Retail net energy for load (kilowatt-hours)	17,077	17,052	0
Total degree days	3,902	3,868	1
(1)
Reflects a billing cycle measurement.
(2)
Primarily reflects unbilled revenue, which incorporates a calendar measurement, and postings for clause recovery deferrals.

Other Income

For the third quarter of 2026 and 2025, respectively, TEC’s other income was $14 million and $14 million, which included AFUDC-equity of $9 million and $7 million and other income of $5 million and $7 million. For the year-to-date periods in 2026 and 2025, respectively, TEC’s other income was $39 million and $47 million, which included AFUDC-equity of $24 million and $28 million and other income of $15 million and $19 million. The increase in AFUDC-equity in the third quarter of 2026 compared to the third quarter of 2025 is due primarily due to the timing of solar and the Big Bend Unit 1 modernization project. The decrease in AFUDC-equity in year-to-date compared to the same period in 2025 is due to the in-service of resiliency projects no longer under construction.

Interest Expense

For the third quarter of 2026 and 2025, TEC’s interest expense, excluding AFUDC-debt, was $62 million and $59 million, respectively. For the year-to-date periods in 2026 and 2025, TEC’s interest expense, excluding AFUDC-debt, was $186 million and $171 million, respectively. The increase is due to higher borrowings, primarily in support of TEC's capital program.

Income Taxes

The provisions for income taxes were $43 million and $37 million for the three months ended September 30, 2026 and 2025, respectively, and $93 million and $88 million for the nine months ended September 30, 2026 and 2025, respectively. Compared to the 2025 periods, the increase in the provision for income taxes for the three and nine months ended September 30, 2026 was primarily due to higher pre-tax income and a valuation allowance recorded for the discount on PTCs to be sold (as discussed further in Note 4 of the TEC Condensed Financial Statements), partially offset by higher benefit from production tax credits related to solar facilities.

Liquidity and Capital Resources

The table below sets forth the September 30, 2026 liquidity, cash balances and amounts available under the TEC credit facilities.

(millions)
Credit facilities/ commercial paper	$1,200
Drawn amounts/letters of credit	(886)
Available credit facilities	314
Cash	11
Total liquidity	$325

Cash Impacts Related to Operating Activities

Cash flows from operating activities in the nine months ended September 30, 2026 were $1,071 million, an increase of $439 million compared to the same period in 2025. Increases to cash from operations were primarily due to higher 2025 payments related to the 2024 storm season and lower fuel costs in 2026.

Cash Impacts Related to Financing Activities

Cash flows from financing activities for the nine months ended September 30, 2026 resulted in net cash inflows of $177 million. TEC received $470 million of equity contributions from Parent and $112 million of net receipts of short-term debt with maturities of 90 days or less, partially offset by $405 million of dividends to Parent.

Covenants in Financing Agreements

In order to utilize its bank credit facilities, TEC must meet certain financial tests as defined in the applicable agreements. In addition, TEC has certain restrictive covenants in specific agreements and debt instruments. As of September 30, 2026, TEC was in compliance with all applicable financial covenants. The following table contains the significant financial covenant and the performance relative to it as of September 30, 2026.

Significant Financial Covenants

			Calculation at
Instrument (1)	Financial Covenant (2)	Requirement/Restriction	September 30, 2026
Credit facility - $1,200 million	Debt/capital	Cannot exceed 65%	45.6%

(1)
See Note 6 to the TEC Condensed Financial Statements for details of the credit facility.
(2)
As defined in the instrument.

Credit Ratings of Senior Unsecured Debt as of September 30, 2026

	S&P	Moody’s	Fitch
Credit ratings of senior unsecured debt	BBB+	A3	A
Credit ratings outlook	Stable	Stable	Stable

Certain of TEC’s derivative instruments contain provisions that require TEC’s debt to maintain investment-grade credit ratings.

Commitments and Contingencies

See Note 8 to the TEC Condensed Financial Statements for information regarding TEC’s commitments and contingencies as of September 30, 2026.

Regulatory Matters

See Note 3 to the TEC Condensed Financial Statements for information regarding TEC’s regulatory matters.

Fair Value Measurements

TEC considered the impact of nonperformance risk in determining the fair value of derivatives. TEC considered the net position with each counterparty, past performance and the intent of the parties, indications of credit deterioration and whether the markets in which TEC transacts have experienced dislocation. As of September 30, 2026, the fair value of derivatives was not materially affected by nonperformance risk.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by Item 3 is omitted pursuant to General Instruction H(2) of Form 10-Q.

Item 4. CONTROLS AND PROCEDURES

(a)
Evaluation of Disclosure Controls and Procedures. TEC’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of TEC’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2026. Based on such evaluation, TEC’s principal financial officer and principal executive officer have concluded that, as of September 30, 2026, TEC’s disclosure controls and procedures are effective.
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

TAMPA ELECTRIC COMPANY
(Registrant)

Date: November 6, 2026	By:	/s/ JARED GREEN
Jared Green
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)